Form 10-Q
period 1996-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1996-05-14
CIK 855931

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     COMMISSION FILE NUMBER 1-10351

                   POTASH CORPORATION OF SASKATCHEWAN INC.
            (Exact name of registrant as specified in its charter)

       Saskatchewan, Canada                               N/A
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)

      122 - 1st Avenue South
     Saskatoon, Saskatchewan                            S7K 7G3
 (Address of principal executive                       (Zip Code)
              offices)

                                  306-933-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As at April 30, 1996 45,540,656 Shares.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     These interim consolidated financial statements do not include all disclosure normally provided in annual financial statements. In management's opinion, the unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

                    POTASH CORPORATION OF SASKATCHEWAN INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Net sales............................................................    $366,871     $135,977
Cost of goods sold...................................................     256,071       62,978
                                                                         --------     --------
Gross Margin.........................................................     110,800       72,999
                                                                         --------     --------
Research and development.............................................         257          347
Selling and administrative expenses..................................      14,717        9,131
Provincial mining and other taxes....................................      11,920       12,278
Other income.........................................................      (3,216)      (1,351)
                                                                         --------     --------
                                                                           23,678       20,405
                                                                         --------     --------
Operating Income.....................................................      87,122       52,594
Interest Expense.....................................................      13,842           77
                                                                         --------     --------
Income Before Income Taxes...........................................      73,280       52,517
Income Taxes.........................................................       9,602        1,042
                                                                         --------     --------
Net Income...........................................................      63,678       51,475
Retained Earnings, Beginning of Period...............................     277,689      164,037
Dividends............................................................     (11,757)     (10,673)
                                                                         --------     --------
Retained Earnings, End of Period.....................................    $329,610     $204,839
                                                                         ========     ========
Net Income Per Share (Note 3)........................................       $1.40        $1.20
                                                                         ========     ========
Dividends Per Share (Note 4).........................................        $.26         $.25
                                                                         ========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                       MARCH 31,       DECEMBER
                                                                         1996          31, 1995
                                                                      -----------     -----------
                                                                      (UNAUDITED)
ASSETS
Current Assets
  Cash and short-term deposits....................................     $       --      $   40,497
  Accounts receivable.............................................        199,056         223,377
  Inventories (Note 2)............................................        235,380         221,911
  Prepaid expenses................................................         17,740          12,041
  Other current assets............................................          8,509           3,315
                                                                       ----------      ----------
                                                                          460,685         501,141
Property, plant and equipment.....................................      2,016,607       2,032,339
Other assets......................................................         47,807          48,337
                                                                       ----------      ----------
                                                                       $2,525,099      $2,581,817
                                                                       ==========      ==========
LIABILITIES
Current Liabilities
  Bank indebtedness...............................................     $    3,280      $       --
  Accounts payable and accrued charges............................        174,860         199,222
  Current portion of long-term debt...............................         70,755         164,971
  Current obligations under capital leases........................            871             870
                                                                       ----------      ----------
                                                                          249,766         365,063
Long-term debt....................................................        711,565         711,585
Obligations under capital leases..................................          2,852           2,913
Deferred income tax liability.....................................          9,191           4,743
Accrued post-retirement/post-employment benefits..................         91,313          89,570
Accrued reclamation costs.........................................        153,057         151,531
Other non-current liabilities and deferred credits................         11,782          14,537
                                                                       ----------      ----------
                                                                        1,229,526       1,339,942
                                                                       ----------      ----------
Shareholders' Equity
Share Capital.....................................................        629,477         627,700
Contributed Surplus...............................................        336,486         336,486
Retained Earnings.................................................        329,610         277,689
                                                                       ----------      ----------
                                                                        1,295,573       1,241,875
                                                                       ----------      ----------
                                                                       $2,525,099      $2,581,817
                                                                       ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
OPERATING ACTIVITIES
Working capital from operations
  Net income.......................................................    $  63,678     $  51,475
  Depreciation and amortization....................................       23,300        13,456
  Loss (Gain) on disposal of property, plant and equipment.........           69            (1)
  Provision for deferred income taxes..............................        4,448            --
  Provision for post-retirement/post-employment benefit............        1,743            --
                                                                       ---------     ---------
                                                                          93,238        64,930
Changes in non-cash operating working capital
  Accounts receivable..............................................       24,321       (10,619)
  Inventories......................................................      (12,429)        3,683
  Prepaid expenses.................................................       (5,699)        4,189
  Other current assets.............................................       (5,194)           --
  Accounts payable and accrued charges.............................      (24,362)        8,794
Accrued reclamation costs..........................................        1,524            --
Other non-current liabilities and deferred credits.................       (2,755)           --
                                                                       ---------     ---------
Cash provided by operating activities..............................       68,644        70,977
                                                                       ---------     ---------
Investing Activities
  Additions to property, plant and equipment
  -- Sustaining operations.........................................       (8,384)       (2,026)
  Proceeds on disposal of property, plant and equipment............          324            27
  Additions to other assets........................................          (85)       (2,824)
                                                                       ---------     ---------
Cash used in investing activities..................................       (8,145)       (4,823)
                                                                       ---------     ---------
Cash before financing activities...................................       60,499        66,154
                                                                       ---------     ---------
Financing Activities
  Repayment of long-term obligations...............................      (94,296)           (6)
  Dividends........................................................      (11,757)      (10,673)
  Issuance of shares...............................................        1,777           325
                                                                       ---------     ---------
Cash used in financing activities..................................     (104,276)      (10,354)
                                                                       ---------     ---------
(Decrease) Increase in Cash........................................      (43,777)       55,800
Cash, Beginning of Period..........................................       40,497        16,576
                                                                       ---------     ---------
(Bank Indebtedness) Cash, End of Period............................    $  (3,280)    $  72,376
                                                                       =========     =========
Supplemental cash flow disclosure
  Interest paid....................................................    $  14,612     $       6
                                                                       =========     =========
  Income taxes paid................................................    $  20,164     $   2,432
                                                                       =========     =========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada. These policies are consistent with accounting principles generally accepted in the United States except as outlined in Note 5.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of PCS and its operating subsidiaries (the "Company" except to the extent the context otherwise requires):

     -- PCS Sales (Canada) Inc. (PCS Sales)

       -- PCS Sales (Iowa), Inc.

       -- PCS Sales (Indiana), Inc.

       -- Potash Corporation of Saskatchewan (Florida) Inc. (PCS Florida)

     -- Potash Corporation of Saskatchewan Transport Limited (PCS Transport)

     -- PCS Sales (USA), Inc.

     -- PCS Phosphate Company Inc. (PCS Phosphate)

     -- White Springs Agricultural Chemicals, Inc. (White Springs)

2.   INVENTORIES

                                                                        MARCH       DECEMBER 31,
                                                                       31, 1996         1995
                                                                       --------     ------------
Finished product...................................................    $118,482       $115,491
Materials and supplies.............................................      80,614         66,708
Raw materials......................................................       8,988         11,954
Work in process....................................................      27,296         27,758
                                                                       --------       --------
                                                                       $235,380       $221,911
                                                                       ========       ========

3.   EARNINGS PER SHARE

     Earnings per share are calculated on the weighted average shares issued and outstanding during the three months ended March 31, 1996 of 45,484,000 (1995 -- 42,995,000).

4.   DIVIDENDS

     The Company declares its dividends in Canadian dollars.

5.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     A description of the accounting principles which differ significantly in certain respects from generally accepted accounting principles in the United States (US GAAP) follows:

     Earnings per share: In computing primary earnings per share, under US GAAP, the stock options are included in the calculation to the extent that they are exercisable.

     Deferred income taxes: Deferred tax assets have been recognized only to the extent of reducing deferred tax liabilities. US GAAP would require that deferred tax assets be recorded when their realization is more likely than not.

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
Net income as reported in the consolidated statements of income
  and retained earnings.........................................    $   63,678     $   51,475
Item decreasing reported net income
  Deferred income taxes.........................................        (3,227)            --
                                                                    ----------     ----------
Approximate net income -- US GAAP...............................    $   60,451     $   51,475
                                                                    ==========     ==========
Weighted average shares outstanding -- US GAAP..................    45,976,000     43,093,000
                                                                    ==========     ==========
Net income per share -- US GAAP.................................    $     1.31     $     1.19
                                                                    ==========     ==========

                                                                                    DECEMBER
                                                                    MARCH 31,         31,
                                                                       1996           1995
                                                                    ----------     ----------
Total assets as reported in the consolidated statements of
  financial position............................................    $2,525,099     $2,581,817
Item increasing reported total assets
  Deferred income tax asset.....................................        15,371         18,598
                                                                    ----------     ----------
Approximate total assets -- US GAAP.............................    $2,540,470     $2,600,415
                                                                    ==========     ==========
Shareholders' equity as reported in the consolidated statements
  of financial position.........................................    $1,295,573     $1,241,875
Item increasing reported shareholders' equity
  Deferred income taxes.........................................        15,371         18,598
                                                                    ----------     ----------
Approximate shareholders' equity -- US GAAP.....................    $1,310,944     $1,260,473
                                                                    ==========     ==========

6.   COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first quarter of 1995 do not include the operations of PCS Phosphate (formerly Texasgulf Inc.) acquired April 10, 1995 or the operations of White Springs acquired October 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     When comparing the first quarter of 1996 to the first quarter of 1995 there are two primary factors to consider. 1995 was a record first quarter in potash during which the Company earned 32 percent of its net earnings compared to the five year average of 14 percent for the years 1990 to 1994. In addition, the Company did not own its phosphate operations one year ago so there are no prior period results of the Company with which to compare.

     Net sales and net income for the three months ended March 31, 1996 improved 170 percent and 24 percent, respectively, over the same period in 1995. Net income for the first quarter of 1996 was $63.7 million (1995 -- $51.5 million) on net sales of $366.9 million (1995 -- $136.0 million), or $1.40 per share (1995 -- $1.20 per share). For the first quarter of 1996, gross margin and operating income were $110.8 million and $87.1 million, respectively, compared to a gross margin of $73.0 million and an operating income of $52.6 million for the same period in 1995 (increases of 52 percent and 66 percent, respectively).

     For the three months ended March 31, 1996, North American and offshore net sales were $230.9 million (1995 -- $44.1 million) and $136.0 million (1995 -- $91.9 million), respectively. North American net sales represented 63 percent (1995 -- 32 percent) of total net sales, whereas offshore sales represented 37 percent of net sales (1995 -- 68 percent).

     Gross margins for the first three months of 1996 increased $37.8 million or 52 percent over the same period in 1995. Potash and phosphate contributed equally to earnings. Gross margin for potash was $55.1 million, a decrease of $17.9 million when compared to first quarter 1995, the highest quarter for sales volumes in the Company's history. This decrease was more than offset by a gross margin of $55.7 million for phosphate, feed and ammonia. Of this $55.7 million gross margin, 62 percent is attributable to phosphate fertilizer products, 23 percent is attributable to feed products, 13 percent is attributable to industrial products and 2 percent is attributable to ammonia.

     The $230.9 million increase in net sales is comprised as follows:

                                                                           ($MILLIONS)
                                                                           -----------
          POTASH.........................................................    $ (32.1)
          PHOSPHATES
          Phosphate Rock.................................................        3.3
          Phosphate Fertilizer...........................................      150.2
          Non-fertilizer Products........................................       70.6
          AMMONIA........................................................       38.9
                                                                             -------
          Total Increase in Sales Revenue................................    $ 230.9
                                                                             =======

     The increase in net income of $12.2 million is largely attributable to additional earnings from the phosphate acquisitions which were offset by an increase in interest expense of $13.8 million relating to debt financing of $878.8 million incurred to purchase PCS Phosphate and White Springs, and an $8.6 million increase in income taxes.

1996 VERSUS 1995

OVERALL REVENUE

     Net sales revenue for the first quarter of 1996 was $366.9 million, an increase of $230.9 million or 170 percent over the first three months of 1995. Potash, phosphate and ammonia revenue for the first quarter of 1996 was $103.9 million, $224.1 million, and $38.9 million, respectively.

POTASH REVENUE

     Potash net sales revenue for the first three months of 1996 decreased by
$32.1 million or 24 percent as compared to the first three months of 1995 (1996
- - -- $103.9 million; 1995 -- $136.0 million). In the first quarter of 1995, large potash purchases by China and Brazil were supplemented by strong pre-season buying in the U.S. While the first quarter of 1996 volumes were less than those of the first quarter of 1995 they were the second highest first quarter volumes in the Company's history and well above the five-year average. As a result, the
Company sold 1.457 million tonnes of potash in this year's first quarter, compared to a record 1.944 million tonnes sold in the same period last year, a decrease of .487 million tonnes or 25 percent. Potash prices experienced an overall increase of 2 percent in the first quarter of 1996 as compared to the first quarter of 1995. The overall decrease in potash volumes of 25 percent resulted in a $33.8 million decrease in potash net sales revenue, while the 2 percent increase in overall potash prices resulted in a $1.7 million improvement in potash net sales revenue.

     In the first quarter of 1996, North American and offshore potash sales volumes decreased 17 percent and 30 percent, respectively, over the same period in 1995. Potash prices increased 5 percent in the offshore market where customers agreed in February to a $5 increase. Price increases scheduled by the Company for the domestic market were not attained and, as a result, realizations in this market were down by 1 percent from the first quarter a year ago.

     The decrease in North American potash sales volumes and prices resulted in a $7.9 million decrease in North American potash net sales revenue. North American potash sales volumes for the first quarter of 1996 decreased .119 million tonnes (1996 -- .589 million tonnes; 1995 -- .708 million tonnes) compared to the first quarter of 1995. North American sales revenue from potash operations represented 35 percent of the potash net sales revenue of the Company during this year's first quarter. Strong pre-season buying in the United States boosted last year's first quarter volumes and revenues to record levels. In 1995 field work began early, compared to the slow start to this year's spring season due to weather.

     The decrease in offshore sales volumes and the increase in overall offshore selling price resulted in a $24.2 million decrease in offshore potash net sales revenue. In the offshore market, the Company sold .868 million potash tonnes during the first quarter (1995 -- 1.236 million tonnes), a decrease of 30 percent. Of the .868 million tonnes, .723 million tonnes were sold through Canpotex and the remaining .145 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets, such as Brazil and Europe, by PCS Sales. Canpotex delivered nearly 500,000 tonnes of potash to China compared to 700,000 in the same period a year ago. In the first quarter of 1996, offshore net sales revenue from potash operations represented 65 percent of net potash sales revenue of the Company.

     In the first quarter of 1995, the Company sold more than twice as much tonnage to the offshore market as it did in 1994. First quarter 1996 offshore volumes were less than 1995 but were still the second highest quarter sales volumes in the Company's history and 76 percent above the average of the five year period 1990 to 1994. Cold weather throughout the northern hemisphere has slowed spring plantings in the first quarter of 1996, which affected shipments.

PHOSPHATE REVENUE

     Phosphate net sales revenue for the three months ended March 31, 1996 was $224.1 million. The distribution of this revenue was as follows: phosphate fertilizer $150.2 million (67 percent); non-fertilizer products (animal feed and industrial products) $70.6 million (32 percent); and phosphate rock $3.3 million (1 percent). Gross margin for phosphate revenues was $54.6 million.

     First quarter net sales revenue from liquid and solid fertilizers was $150.2 million with sales volumes of .716 million tonnes. Solid phosphate fertilizer (substantially all DAP) accounted for 61 percent or $91.2 million of the total. Offshore sales of DAP accounted for 47 percent of solid fertilizer net sales revenue while liquid fertilizers had a 72 percent share of net sales revenue in the North American market. The average net sales price for these fertilizers continued to improve throughout the first three months of 1996 when compared to the fourth quarter of 1995.

     Net sales from animal feed and industrial products during the first quarter were $70.6 million with sales volumes of .275 million tonnes. Feed sales tonnage was .210 million tonnes with 12 percent sold offshore while the remaining .065 million tonnes were industrial products sold to North American customers. When compared to the fourth quarter of 1995, feed product prices continued to improve while industrial product prices declined 2 percent.

     Net sales revenue from phosphate rock was $3.3 million with sales volumes of .081 million tonnes. The average net sales price improved throughout the first quarter of 1996 when compared to the fourth quarter of 1995.

     North American phosphate net sales revenue accounted for $155.8 million (70 percent) of total phosphate net sales revenue of $224.1 million. In the three months ended March 31, 1996, 58 percent of the Company's North American phosphate net sales revenue was earned from phosphate fertilizer products which represented 62 percent of the Company's North American phosphate sales volumes.

     PhosChem, a phosphate export association established under U.S. law, is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers. Offshore sales accounted for 30 percent of total phosphate product net sales revenue in 1996 and 39 percent of volumes. In the three months ended March 31, 1996, 87 percent of the Company's offshore phosphate net sales revenue was earned from phosphate fertilizer products which represented 74 percent of the Company's offshore phosphate sales volumes.

AMMONIA REVENUE

     First quarter ammonia sales contributed $38.9 million to sales revenue with sales volumes of .187 million tonnes.

COST OF GOODS SOLD

     For the three months ended March 31, 1996, the Company produced 1.699 million potassium chloride (KCl) tonnes, compared to 1.886 million tonnes in the first quarter of 1995, a decrease of .187 million tonnes (10 percent) compared to 1995 but still 53 percent above the 1994 first quarter level.

     In this year's first quarter, the Company produced .514 million phosphoric acid (P205) tonnes from its phosphate operations.

     Potash unit cost of sales increased by 3 percent in the first three months of 1996 compared to the same period in 1995 due to two additional shutdown weeks.

     The cold winter contributed to additional potash and phosphate operation costs.

     Depreciation expense for the first quarter of 1996 was $23.3 million compared to $13.5 million in 1995, an increase of 73 percent. The increase is a result of the additional depreciation from the acquired phosphate operations.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses during the first quarter of 1996 were $14.7 million as compared to $9.1 million in 1995, an increase of $5.6 million. The increase is attributable to the acquisitions of PCS Phosphate and White Springs and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     Increased profitability at certain of the mines increased the taxes paid to the Saskatchewan government but taxes were reduced by lower potash sales volumes. For the first quarter of 1996, Saskatchewan provincial mining and other taxes were $11.9 million as compared to $12.3 million in the first quarter of 1995, a decrease of 3 percent. Potash production tax for the first quarter of 1996 was $8.5 million compared to $7.8 million in the same period in 1995, an increase of 9 percent. The increase is explained by the Allan and Rocanville mines having been joined by Esterhazy mine in incurring the profits tax as well as by increased profitability on a per tonne basis. Saskatchewan capital tax was $3.6 million in the three months ended March 31, 1996 compared to $4.5 million in the prior comparable period, a decrease of 20 percent.

INTEREST EXPENSE

     For the first quarter of 1996, interest expense was $13.8 million. The increase in interest expense is the result of the debt incurred to finance the phosphate acquisitions. The Company had virtually no debt in the first quarter of 1995.

INCOME TAXES

     Income taxes in the first quarter of 1996 were $9.6 million, compared to $1.0 million in the same period of 1995, an increase of $8.6 million. The increase is largely attributable to US withholding taxes, alternative minimum taxes and deferred income taxes relating to the Company's acquired phosphate operations. The tax rate applicable to the U.S. operations for 1996 is approximately 26 percent of income before taxes. This rate for 1995 was approximately 24 percent of income before taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first quarter 1996 increased by $74.8 million. Cash flow from operations was $68.6 million. Quick and current ratios were .80 and
1.84 at March 31, 1996. The Company paid down its debt by $94.3 million (of which $36.0 million was voluntary) and paid dividends of $11.8 million. At the end of the quarter, the debt to capital ratio was at 38 percent and the interest coverage ratio was 6.3 to 1. The net debt to market capitalization at March 31, 1996 was 28 percent.

OUTLOOK

     The statements in this "Management Discussion and Analysis", including those in this "Outlook" section relating to the period after March 31, 1996, are forward-looking statements subject to uncertainties. The Company's financial performance continues to be affected by price, worldwide state of supply and demand for potash and phosphate products, application rates, government assistance programs, weather conditions, exchange rates and agricultural and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year over year basis and sales shift from one period to another.

     The rising world population and the demand for better diets in developing nations will continue to drive consumption for fertilizer products over the long-term. Over the short-term, there should be increased fertilizer usage over the next few years as world grain stocks are critically low, crop prices continue to rise, and governments around the world focus on food production. The Company expects to be an important supplier to these markets. While the consumption trend line is expected to continue to climb over the long-term, there will be, at times, fluctuations in demand. For example, Brazil was a major purchaser in the first quarter of 1995, but credit problems with farmers reduced purchases for the remainder of the year. This has now been resolved and Brazil has begun purchasing again. There are reports of high inventories in India of potassium and phosphate which will affect purchases this year. China purchased both products in the first quarter of 1996 but shipments have slowed. The Chinese government continues to emphasize agricultural production which should encourage purchases in the balance of 1996.

     North American potash and phosphate demand in fertilizer is generally considered mature but is expected to fluctuate slightly from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. While the outlook for 1996 in the domestic market has been bullish due to a new Farm Bill and no set asides, the late spring in 1996 is affecting consumption in some areas which is having a dampening effect on demand and prices. However, some volumes are expected to be made up during the second quarter.

     PCS continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs.

     Mining costs are not expected to increase at a rate greater than the anticipated rate of inflation. Natural gas costs are expected to be reduced by approximately 15 percent in the Saskatchewan operations based on existing contracts for 1996. Sulphur and ammonia prices have moderated and are expected to impact favourably upon phosphate processing input costs for 1996.

     Capital expenditures in 1996 will exceed those in 1995 primarily due to a full year of phosphate ownership and operation. Plans for such expenditures are limited to sustaining capital.

     The narrative, included under this Management Discussion and Analysis, has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles (GAAP).

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

CIVIL ANTITRUST COMPLAINTS

     In June, 1993, the Company and a wholly-owned subsidiary, Potash Corporation of Saskatchewan Sales Limited, whose name has been changed to PCS Sales (Canada) Inc. ("PCS Sales"), were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleges a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint seeks treble damages in an unspecified amount and other relief. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. Merits discovery was completed in September 1995. Expert discovery was completed in November 1995. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995. The Court held oral argument on that motion on April 18, 1996. The Court has issued an order scheduling the trial to begin on August 20, 1996.

     Additional complaints were filed in the California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. The Company moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over the Company but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The Illinois State Court dismissed the Illinois State Court complaint for failure to state a cause of action. The Illinois plaintiff has appealed that dismissal.

     In the litigation, the plaintiffs have retained an economist who has issued a report in which he states that if the plaintiffs prevail, in his opinion, the plaintiffs would be entitled to a total of approximately $311 million in damages (subject to trebling) from all the defendants. However, the Company believes that the approach used by the plaintiffs' economist is so seriously flawed as to be untenable and insofar as the allegations of wrongdoing relate to the Company, management of the Company, having consulted with legal counsel, believes that the allegations are without merit, that the Company has valid defences and that the lawsuits will not have a material adverse effect on the Company. However, management of the Company cannot predict with certainty the outcome of the litigation.

GRAND JURY PROCEEDINGS

     PCS Sales received a grand jury subpoena on December 29, 1993 from the Antitrust Division of the U.S. Department of Justice for certain documents relating to its North American potash business activities. Document production is ongoing. In addition, ten employees of PCS Sales have received grand jury subpoenas. The Company believes the Antitrust Division's subpoenas are part of the Division's ongoing investigation of the allegations made in the civil antitrust complaints. Since the investigation is at a preliminary stage, it is not possible to determine whether charges will be filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- - -------   ------------------------------------------------------------------------------------
 2(i)     Stock Purchase Agreement dated March 5, 1995, among Elf Aquitane, Inc., Williams
          Acquisition Holding Company, Inc., the registrant, Reserveco, Inc. and Texasgulf,
          Inc., incorporated by reference to Exhibit 2(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995.
 2(ii)    Stock Purchase Agreement dated as of September 11, 1995, between Phosphate Holding
          Company, Inc. and Occidental Chemical Corporation, incorporated by reference to
          Exhibit 2(ii) to the registrant's report on Form 10-K for the year ended December
          31, 1995.
 2(iii)   Agreement dated as of October 25, 1995 amending the Stock Purchase Agreement dated as of September 11, 1995.
 2(iv)    Agreement dated as of April 30, 1996 amending the Stock Purchase Agreement dated as of September 11, 1995.
 3(i)     Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995.
 3(ii)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit
          3(ii) to the registrant's report on Form 10-K for the year ended December 31, 1995.
 4(a)     Shareholders Rights Agreement dated November 10, 1994, as amended on March 28, 1995, and May 4, 1995, and approved by shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the registrant's report on Form 10-K for the year ended
          December 31, 1995.
 4(b)     Non-revolving Term Credit Facilities Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated April 10, 1995, incorporated by reference to Exhibit 4(b) to the registrant's report on Form 10-K for the year ended December 31, 1995.
 4(c)     First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated May 23, 1995.
 4(d)     Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 18, 1995.

The registrant hereby undertakes to file with the Securities and Exchange
Commission, upon request, copies of any constituent instruments defining the rights of holders of long-term debt of the registrant or its subsidiaries that have not been filed herewith because the amounts represented thereby are less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

10(a)     Suspension Agreement concerning Potassium Chloride from Canada dated January 7,
          1988, among U.S. Department of Commerce, Potash Corporation of Saskatchewan,
          International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada
          Potash Co.), Potash Company of America, a Division of Rio Algom Limited, S & P
          Canada, II (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited, Agent
          for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's Form F-1 (File No. 33-31303) (the
          "F-1 Registration Statement").
10(b)     Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation
          (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit
          10(f) to the F-1 Registration Statement.

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- - -------   ------------------------------------------------------------------------------------
10(c)     Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21,
          1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada) Limited, PCS Sales,
          Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1
          Registration Statement.
10(d)     Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(e)     PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13, 1990, incorporated by reference to Exhibit 10(n) to the registrant's Form S-1 (File No.
          33-36283).
10(f)     Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(g)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect
          October 7, 1993, incorporated by reference to Exhibit 10(g) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(h)     Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between
          International Minerals and Chemical Corporation (Canada) Limited and the
          registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1
          Registration Statement.
10(i)     Agreement dated December 21, 1990, between International Minerals & Chemical
          Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978, incorporated by reference to
          Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December
          31, 1990.
10(j)     Agreement dated October 13, 1995 between the registrant and Charles E. Childers, incorporated by reference to Exhibit 10(j) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(k)     Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Unaffiliated Directors,
          incorporated by reference to Exhibit 4.b. to post-effective amendment No. 5
          ("Amendment No. 5") to the registrant's Form S-8 (File No. 33-37855).
10(l)     Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers and Key
          Employees, incorporated by reference to Exhibit 4.a. to Amendment No. 5.
10(m)     Short Term Incentive Plan of the registrant, effective January 1, 1995, incorporated by reference to Exhibit 10(m) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(n)     Long-Term Incentive Plan of the registrant, as amended December 15, 1995, incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(o)     Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for
          officers and key employees of the registrant, incorporated by reference to Exhibit
          10(o) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(p)     Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(q)     Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to
          Exhibit 10(q) to the registrant's report on Form 10-K for the year ended December
          31, 1995.

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
- - -------   ------------------------------------------------------------------------------------
10(r)     Deferred Compensation Plan, for certain officers of PCS Phosphate Company, Inc, incorporated by reference to Exhibit 10(r) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(s)     Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate
          Company, Inc., incorporated by reference to Exhibit 10(s) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(t)     Second Amended and Restated Membership Agreement dated January 1, 1995, among
          Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(u)     International Agency Agreement dated January 1, 1995, between Phosphate Chemicals
          Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.)
          establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(v)     General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate Company,
          Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit
          10(v) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(w)     Facility and Services Agreement dated October 31, 1995, by and between Occidental
          Chemical Corporation and White Springs Agricultural Chemicals, Inc., incorporated by reference to Exhibit 10(w) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(x)     Agreement dated as of April 17, 1996 amending the Facility and Services Agreement dated October 31, 1995.
10(y)     Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom
          Limited, incorporated by reference to Exhibit 10(x) to the registrant's report on
          Form 10-K for the year ended December 31, 1995.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.
(b) No reports on Form 8-K were filed by the registrant during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Potash Corporation of Saskatchewan Inc.


April 30, 1996                                   By: /s/ CHARLES E. CHILDERS
                                                     ----------------------------------
                                                     Charles E. Childers
                                                     Chief Executive Officer


April 30, 1996                                   By: /s/ BARRY E. HUMPHREYS
                                                     ----------------------------------
                                                     Barry E. Humphreys
                                                     Sr. Vice President, Finance and Treasurer
                                                     (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                  Description of Document
- - -------   ------------------------------------------------------------------------------------
 2(i)     Stock Purchase Agreement dated March 5, 1995, among Elf Aquitane, Inc., Williams
          Acquisition Holding Company, Inc., the registrant, Reserveco, Inc. and Texasgulf,
          Inc., incorporated by reference to Exhibit 2(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995.
 2(ii)    Stock Purchase Agreement dated as of September 11, 1995, between Phosphate Holding
          Company, Inc. and Occidental Chemical Corporation, incorporated by reference to
          Exhibit 2(ii) to the registrant's report on Form 10-K for the year ended December
          31, 1995.
 2(iii)   Agreement dated as of October 25, 1995 amending the Stock Purchase Agreement dated as of September 11, 1995.
 2(iv)    Agreement dated as of April 30, 1996 amending the Stock Purchase Agreement dated as of September 11, 1995.
 3(i)     Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995.
 3(ii)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit
          3(ii) to the registrant's report on Form 10-K for the year ended December 31, 1995.
 4(a)     Shareholders Rights Agreement dated November 10, 1994, as amended on March 28, 1995, and May 4, 1995, and approved by shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the registrant's report on Form 10-K for the year ended
          December 31, 1995.
 4(b)     Non-revolving Term Credit Facilities Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated April 10, 1995, incorporated by reference to Exhibit 4(b) to the registrant's report on Form 10-K for the year ended December 31, 1995.
 4(c)     First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated May 23, 1995.
 4(d)     Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 18, 1995.
10(a)     Suspension Agreement concerning Potassium Chloride from Canada dated January 7,
          1988, among U.S. Department of Commerce, Potash Corporation of Saskatchewan,
          International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada
          Potash Co.), Potash Company of America, a Division of Rio Algom Limited, S & P
          Canada, II (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited, Agent
          for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's Form F-1 (File No. 33-31303) (the
          "F-1 Registration Statement").
10(b)     Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation
          (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit
          10(f) to the F-1 Registration Statement.
10(c)     Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21,
          1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada) Limited, PCS Sales,
          Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1
          Registration Statement.

Exhibit
Number                                  Description of Document
- - -------   ------------------------------------------------------------------------------------
10(d)     Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(e)     PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13, 1990, incorporated by reference to Exhibit 10(n) to the registrant's Form S-1 (File No.
          33-36283).
10(f)     Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(g)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect
          October 7, 1993, incorporated by reference to Exhibit 10(g) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(h)     Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between
          International Minerals and Chemical Corporation (Canada) Limited and the
          registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1
          Registration Statement.
10(i)     Agreement dated December 21, 1990, between International Minerals & Chemical
          Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978, incorporated by reference to
          Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December
          31, 1990.
10(j)     Agreement dated October 13, 1995 between the registrant and Charles E. Childers, incorporated by reference to Exhibit 10(j) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(k)     Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Unaffiliated Directors,
          incorporated by reference to Exhibit 4.b. to post-effective amendment No. 5
          ("Amendment No. 5") to the registrant's Form S-8 (File No. 33-37855).
10(l)     Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers and Key
          Employees, incorporated by reference to Exhibit 4.a. to Amendment No. 5.
10(m)     Short Term Incentive Plan of the registrant, effective January 1, 1995, incorporated by reference to Exhibit 10(m) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(n)     Long-Term Incentive Plan of the registrant, as amended December 15, 1995, incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(o)     Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for
          officers and key employees of the registrant, incorporated by reference to Exhibit
          10(o) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(p)     Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(q)     Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to
          Exhibit 10(q) to the registrant's report on Form 10-K for the year ended December
          31, 1995.
10(r)     Deferred Compensation Plan, for certain officers of PCS Phosphate Company, Inc, incorporated by reference to Exhibit 10(r) to the registrant's report on Form 10-K for the year ended December 31, 1995.

Exhibit
Number                                  Description of Document
- - -------   ------------------------------------------------------------------------------------
10(s)     Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate
          Company, Inc., incorporated by reference to Exhibit 10(s) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(t)     Second Amended and Restated Membership Agreement dated January 1, 1995, among
          Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(u)     International Agency Agreement dated January 1, 1995, between Phosphate Chemicals
          Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.)
          establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(v)     General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate Company,
          Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit
          10(v) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(w)     Facility and Services Agreement dated October 31, 1995, by and between Occidental
          Chemical Corporation and White Springs Agricultural Chemicals, Inc., incorporated by reference to Exhibit 10(w) to the registrant's report on Form 10-K for the year ended December 31, 1995.
10(x)     Agreement dated as of April 17, 1996 amending the Facility and Services Agreement dated October 31, 1995.
10(y)     Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom
          Limited, incorporated by reference to Exhibit 10(x) to the registrant's report on
          Form 10-K for the year ended December 31, 1995.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.