Form 10-Q
period 1996-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1996-08-12
CIK 855931

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10351

                    POTASH CORPORATION OF SASKATCHEWAN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

             SASKATCHEWAN, CANADA                                  N/A
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            122 - 1ST AVENUE SOUTH
           SASKATOON, SASKATCHEWAN                               S7K 7G3
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                  306-933-8500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As at July 31, 1996 45,544,896 Shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30                   JUNE 30
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
Net sales.......................................  $352,369     $204,447     $719,240     $340,424
Cost of goods sold..............................   259,667      118,976      515,738      181,954
                                                  --------     --------     --------     --------
Gross Margin....................................    92,702       85,471      203,502      158,470
                                                  --------     --------     --------     --------
Research and development........................       308          278          565          625
Selling and administrative......................    14,126       12,313       28,843       21,444
Provincial mining and other taxes...............     8,981       11,595       20,901       23,873
Other income....................................    (5,079)      (3,089)      (8,295)      (4,440)
                                                  --------     --------     --------     --------
                                                    18,336       21,097       42,014       41,502
                                                  --------     --------     --------     --------
Operating Income................................    74,366       64,374      161,488      116,968
Interest Expense................................    11,904       12,367       25,746       12,444
                                                  --------     --------     --------     --------
Income Before Income Taxes......................    62,462       52,007      135,742      104,524
Income Taxes....................................    10,064        4,263       19,666        5,305
                                                  --------     --------     --------     --------
Net Income......................................  $ 52,398     $ 47,744      116,076       99,219
                                                  ========     ========
Retained Earnings, Beginning of Period..........                             277,689      164,037
Dividends.......................................                             (23,853)     (22,313)
                                                                            --------     --------
Retained Earnings, End of Period................                            $369,912     $240,943
                                                                            ========     ========
Net Income Per Share (Note 3)...................  $   1.15     $   1.11     $   2.55     $   2.31
                                                  ========     ========     ========     ========
Dividends Per Share (Note 4)....................  $   0.26     $   0.26     $   0.52     $   0.51
                                                  ========     ========     ========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                     ASSETS



                                                                      JUNE 30,       DECEMBER 31,
                                                                        1996             1995
                                                                     -----------     ------------
                                                                     (UNAUDITED)
Current Assets
  Cash and short-term deposits.....................................   $    7,290      $   40,497
  Accounts receivable..............................................      210,158         223,377
  Inventories (Note 2).............................................      222,747         221,911
  Prepaid expenses.................................................       16,922          12,041
  Other current assets.............................................        8,535           3,315
                                                                      ----------      ----------
                                                                         465,652         501,141
Property, plant and equipment......................................    1,985,705       2,032,339
Other assets.......................................................       46,238          48,337
                                                                      ----------      ----------
                                                                      $2,497,595      $2,581,817
                                                                      ==========      ==========
                                           LIABILITIES
Current Liabilities
  Accounts payable and accrued charges.............................   $  167,653      $  199,222
  Current portion of long-term debt................................       88,755         164,971
  Current obligations under capital leases.........................          265             870
                                                                      ----------      ----------
                                                                         256,673         365,063
Long-term debt.....................................................      638,465         711,585
Obligations under capital leases...................................        1,335           2,913
Deferred income tax liability......................................       15,264           4,743
Accrued post-retirement/post-employment benefits...................       92,625          89,570
Accrued reclamation costs..........................................      150,786         151,531
Other non-current liabilities and deferred credits.................        6,478          14,537
                                                                      ----------      ----------
                                                                       1,161,626       1,339,942
                                                                      ----------      ----------
                                      SHAREHOLDERS' EQUITY
Share Capital......................................................      629,571         627,700
Contributed Surplus................................................      336,486         336,486
Retained Earnings..................................................      369,912         277,689
                                                                      ----------      ----------
                                                                       1,335,969       1,241,875
                                                                      ----------      ----------
                                                                      $2,497,595      $2,581,817
                                                                      ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Operating Activities
Net income...........................................................  $ 116,076     $  99,219
Items not affecting cash
  Depreciation and amortization......................................     46,106        32,959
  Loss on disposal of property, plant and equipment..................        150            36
  Provision for deferred income taxes................................     10,521           981
  Provision for post-retirement/post-employment benefits.............      3,055           363
                                                                       ---------     ---------
                                                                         175,908       133,558
Changes in non-cash operating working capital
  Accounts receivable................................................     13,219        (5,195)
  Inventories........................................................        311       (25,370)
  Prepaid expenses...................................................     (4,882)           36
  Other current assets...............................................     (5,220)        9,857
  Accounts payable and accrued charges...............................    (31,569)       27,701
  Accrued reclamation costs..........................................       (750)         (473)
  Other non-current liabilities and deferred credits.................     (8,059)       (1,156)
                                                                       ---------     ---------
Cash provided by operating activities................................    138,958       138,958
                                                                       ---------     ---------
Investing Activities
Acquisition of PCS Phosphate.........................................         --      (798,728)
Additions to property, plant and equipment...........................    (22,042)       (8,606)
Proceeds on disposal of property, plant and equipment................     22,497           287
Disposals of (additions to) other assets.............................        881          (274)
                                                                       ---------     ---------
Cash provided by (used in) investing activities......................      1,336      (807,321)
                                                                       ---------     ---------
Cash (deficiency) before financing activities........................    140,294      (668,363)
                                                                       ---------     ---------
Financing Activities
(Repayment of) proceeds from long-term obligations...................   (151,519)      759,119
Dividends............................................................    (23,853)      (22,313)
Issuance of shares...................................................      1,871         1,336
                                                                       ---------     ---------
Cash (used in) provided by financing activities......................   (173,501)      738,142
                                                                       ---------     ---------
(Decrease) Increase in Cash..........................................    (33,207)       69,779
Cash, Beginning of Period............................................     40,497        16,576
                                                                       ---------     ---------
Cash, End of Period..................................................  $   7,290     $  86,355
                                                                       =========     =========
Supplemental cash flow disclosure
  Interest paid......................................................  $  26,583     $   8,629
  Income taxes paid..................................................  $  22,860     $   5,714
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

  Basis of presentation

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. and its operating subsidiaries (the "Company" except to the extent the context otherwise requires):

        -- PCS Sales (Canada) Inc. (PCS Sales)

             -- PCS Sales (Iowa), Inc.

             -- PCS Sales (Indiana), Inc.

             -- Potash Corporation of Saskatchewan (Florida) Inc.

        -- Potash Corporation of Saskatchewan Transport Limited

        -- PCS Sales (USA), Inc.

        -- PCS Phosphate Company, Inc. (PCS Phosphate)

        -- White Springs Agricultural Chemicals, Inc. (White Springs)

 2. INVENTORIES

                                                               JUNE 30,     DECEMBER 31,
                                                                 1996           1995
                                                               --------     ------------
        Finished product.....................................  $105,010       $115,491
        Materials and supplies...............................    75,762         66,708
        Raw materials........................................    13,128         11,954
        Work in process......................................    28,847         27,758
                                                               --------       --------
                                                               $222,747       $221,911
                                                               ========       ========

 3. EARNINGS PER SHARE

     Earnings per share for the year-to-date are calculated on the weighted average shares issued and outstanding during the six months ended June 30, 1996 of 45,513,000 (1995 -- 43,016,000).

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

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

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Net income as reported in the consolidated
  statements of income and retained
  earnings................................  $   52,398     $   47,744     $  116,076     $   99,219
Item decreasing reported net income
Deferred income taxes.....................      (1,091)            --         (4,318)            --
                                            ----------     ----------     ----------     ----------
Approximate net income -- US GAAP.........  $   51,307     $   47,744     $  111,758     $   99,219
                                            ==========     ==========     ==========     ==========
Weighted average shares outstanding -- US
  GAAP....................................  45,975,000     43,310,000     45,975,000     43,210,000
                                            ==========     ==========     ==========     ==========
Net income per share -- US GAAP...........  $     1.12     $     1.10     $     2.43     $     2.30
                                            ==========     ==========     ==========     ==========

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------
Total assets as reported in the consolidated statements of
  financial position...............................................  $2,497,595      $2,581,817
Item increasing reported total assets
Deferred income tax asset..........................................      14,280          18,598
                                                                     ----------      ----------
Approximate total assets -- US GAAP................................  $2,511,875      $2,600,415
                                                                     ==========      ==========
Shareholders' equity as reported in the consolidated statements of
  financial position...............................................  $1,335,969      $1,241,875
Item increasing reported shareholders' equity
Deferred income taxes..............................................      14,280          18,598
                                                                     ----------      ----------
Approximate shareholders' equity -- US GAAP........................  $1,350,249      $1,260,473
                                                                     ==========      ==========

 6. COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first six months of 1995 do not include: (1) the results of White Springs which was acquired October 31, 1995, and (2) the results of PCS Phosphate (formerly Texasgulf Inc.) prior to April 10, 1995, the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview

     Second quarter and year-to-date June 30 results for 1995 do not include (1) the results of White Springs, which was acquired October 31, 1995, and (2) the results of PCS Phosphate (formerly Texasgulf Inc.) prior to April 10, 1995, the date of acquisition.

     Net sales and net income for the three months ended June 30, 1996, improved 72 percent and 10 percent, respectively, over the same period in 1995. Net income for the three months ended June 30, 1996, was $52.4 million
(1995 -- $47.7 million) on net sales of $352.4 million (1995 -- $204.4 million), or $1.15 per share (1995 -- $1.11 per share). For the second quarter of 1996, gross margin and operating income were $92.7 million and $74.4 million, respectively, compared to a gross margin of $85.5 million and an operating income of $64.4 million for the same period in 1995 (increase of 8 percent and 16 percent, respectively).

     For the three months ended June 30, 1996, North American and offshore net sales revenue were $204.4 million (1995 -- $100.8 million) and $148.0 million (1995 -- $103.6 million), respectively. North American net sales revenue represented 58 percent (1995 -- 49 percent) of total net sales revenue, whereas offshore sales represented 42 percent of net sales revenue (1995 -- 51 percent).

     Potash, phosphate and ammonia revenue for the quarter ended June 30, 1996 were $103.9 million (1995 -- $109.2 million), $222.1 million (1995 -- $95.2 million), and $26.4 million (1995 -- not applicable), respectively, a decrease of $5.3 million in potash revenue, a $126.9 million increase in phosphate revenue and a $26.4 million increase in ammonia revenue, when compared to the same period a year ago.

     Gross margins for the second quarter of 1996 increased $7.2 million or 8 percent over the same quarter in 1995. Gross margin for potash was $48.7 million, a decrease of $17.3 million when compared to the same quarter of 1995. Gross margins for phosphate fertilizer, feed, industrial and ammonia products were $29.8 million (1995 -- $8.8 million), $6.9 million (1995 -- $3.2 million) ,
$6.6 million (1995 -- $7.5 million) and $.7 million (1995 -- not applicable), respectively.

     The increase in net income of $4.7 million for the quarter ended June 30, 1996 is largely attributable to additional earnings from the phosphate acquisitions and lower provincial mining taxes. This was offset by an increase in cost of goods sold, income taxes and selling and administrative expenses.

     Net sales and net income for the six months ended June 30, 1996 improved 111 percent and 17 percent, respectively, over the same period in 1995. Net income for the six months ended June 30, 1996 was $116.1 million (1995 -- $99.2 million) on net sales of $719.2 million (1995 -- $340.4 million), or $2.55 per share (1995 -- $2.31 per share). For the first six months of 1996, gross margin and operating income were $203.5 million and $161.5 million, respectively, compared to a gross margin of $158.5 million and operating income of $117.0 million for the same period in 1995 (increases of 28 percent and 38 percent, respectively).

     For the six months ended June 30, 1996, North American and offshore net sales revenue were $435.3 million (1995 -- $144.9 million) and $283.9 million (1995 -- $195.5 million), respectively. North American net sales revenue represented 61 percent (1995 -- 43 percent) of total net sales revenue, whereas offshore sales represented 39 percent of net sales revenue (1995 -- 57 percent).

     Potash, phosphate and ammonia revenue for the first half of 1996 was $207.8 million (1995 -- $245.2 million), $446.2 million (1995 -- $95.2 million), and
$65.3 million (1995 -- not applicable), respectively, a decrease of $37.4 million in potash revenue, a $350.9 million increase in phosphate revenue and a $65.3 million increase in ammonia revenue, when compared to the same period a year ago.

     Gross margins for the first six months of 1996 increased $45.0 million or 28 percent over the same period in 1995. Gross margin for potash was $103.8 million, a decrease of $35.2 million when compared to the first half of 1995. This decrease was more than offset by a gross margin of $99.7 million for phosphate and ammonia. Of this $99.7 million gross margin, $64.6 million
(1995 -- $8.8 million) is attributable to phosphate fertilizer products, $19.7 million (1995 -- $3.2 million) is attributable to feed products, $13.6 million (1995 -- $7.5 million) is attributable to industrial products, and $1.8 million (1995 -- not applicable) is attributable to ammonia.

     The increase in net income of $16.9 million for the six months ended June 30, 1996 is largely attributable to additional earnings from the phosphate acquisitions. This was offset by an increase in interest expense of $13.3 million relating to debt financing of $878.8 million incurred to purchase PCS Phosphate and White Springs, a $333.8 million increase in cost of sales, a $14.4 million increase in income taxes, and an increase in selling and administrative expenses of $7.4 million.

     Although the Company had increased earnings in the first half of 1996 when compared to the same period in 1995, market conditions did not live up to the expectations for the fertilizer industry in general. Weather put a damper on the domestic scene, resulting in the usual problems associated with a delayed season. In the export market, large purchases at the end of 1995, delayed grain price increases to the farmers and local distribution problems resulted in fewer sales to China during the first half of 1996 when compared to first half 1995. Uncertainty in India due to large purchases in 1995 and national elections in 1996 resulted in slower fertilizer movement to that country and first quarter shipments to Brazil were dampened by economic conditions.

  Potash Revenue

     Potash net sales revenue for the quarter ended June 30, 1996 decreased by $5.3 million or 5 percent as compared to the same period in 1995 (1996 -- $103.9 million; 1995 -- $109.2 million). The Company sold 1.430 million tonnes of potash in the second quarter of 1996, compared to 1.508 million tonnes sold in the same period last year, a decrease of .078 million tonnes or 5 percent. Potash prices were flat for the second quarter of 1996 when compared to the second quarter of 1995.

     In the second quarter of 1996, North American and offshore potash sales volumes increased 34 percent and decreased 28 percent, respectively, over the same period in 1995. Potash prices increased 14 percent in the offshore market. There was a greater proportion of higher priced New Brunswick tonnes sold in the export market compared to the same period a year ago. Realizations in the domestic market were down by 11 percent from the second quarter a year ago. North American prices were under pressure during the second quarter of 1996 as intense competition was exacerbated by the lateness of the season. North American realizations were also affected by the inclusion in the mix of some lower priced sales to another producer.

     North American net sales revenue from potash operations represented 43 percent of the potash net sales revenue of the Company during the second quarter of 1996 (1995 -- 34 percent). In the second quarter of 1996, the increase in North American potash sales volumes and the decrease in North American prices resulted in a $7.4 million increase in North American potash net sales revenue over the same period in 1995. North American potash sales volumes for the second quarter of 1996 increased .187 million tonnes (1996 -- .732 million tonnes;
1995 -- .545 million tonnes) compared to the second quarter of 1995. Sales volumes of .049 million tonnes to another producer increased North American volumes.

     In the second quarter of 1996, offshore net sales revenue from potash operations represented 57 percent of net potash sales revenue of the Company (1995 -- 66 percent). In the second quarter of 1996, the decrease in offshore sales volumes and the increase in overall offshore selling price resulted in a $12.7 million decrease in offshore potash net sales revenue over the same period in 1995. In the offshore market, the Company sold .698 million potash tonnes during the second quarter of 1996 (1995 -- .963 million tonnes), a decrease of 28 percent. Of the .698 million tonnes, .503 million tonnes were sold through Canpotex and the remaining .195 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets, such as Brazil, by PCS Sales.

     Potash net sales revenue for the first six months of 1996 decreased by $37.4 million or 15 percent as compared to the first six months of 1995
(1996 -- $207.8 million; 1995 $245.2 million). The Company sold 2.887 million tonnes of potash in the first half of 1996, compared to 3.452 million tonnes sold in the same period last year, a decrease of .565 million tonnes or 16 percent. Potash prices experienced an overall increase of 1 percent in the first half of 1996 as compared to the first half of 1995.

     In the first six months of 1996, North American and offshore potash sales volumes increased 5 percent and decreased 29 percent, respectively, over the same period in 1995. Potash prices increased 9 percent in the offshore market where customers agreed in February to a $5 per tonne increase. Price increases scheduled by the Company for the domestic market were not attained.

     North American net sales revenue from potash operations represented 39 percent of the potash net sales revenue of the Company during this year's first half. In the first half of 1996, the increase in North American potash sales volumes and a decrease in North American prices resulted in a $.5 million decrease in North American potash net sales revenue over the same period in 1995. North American potash sales volumes for the first half of 1996 increased
 .067 million tonnes (1996 -- 1.321 million tonnes; 1995 -- 1.254 million tonnes) compared to the first half of 1995. For the first half, domestic sales volumes were up 5 percent over the same period in 1995 but the quarterly sales pattern was reversed. In 1995, the majority of the spring sales volumes occurred in the first quarter while this year's spring season sales volumes were realized in the second quarter.

     In the first half of 1996, offshore net sales revenue from potash operations represented 61 percent of net potash sales revenue of the Company. In the first half of 1996, the decrease in offshore sales volumes and the increase in overall offshore selling price resulted in a $36.9 million decrease in offshore potash net sales revenue over the same period in 1995. In the offshore market, the Company sold 1.566 million potash tonnes during the first half of 1996 (1995 -- 2.198 million tonnes), a decrease of 29 percent. Of the 1.566 million tonnes, 1.226 million tonnes were sold through Canpotex and the remaining .340 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets. The anticipated lull in offshore orders during this year's second quarter reduced potash sales volumes on a year-over-year basis. China bought record tonnage from Canpotex in 1995 which included large purchases in November and December. Normally, those shipments would have begun in 1996. This timing difference makes it difficult to compare six months ended June 30, 1996 to the comparable period in 1995.

  Phosphate Revenue

     For the quarter ended June 30, 1996, phosphate net sales revenue was $222.0 million; phosphate fertilizer $160.5 million (72 percent); and non-fertilizer products $61.5 million (28 percent). For the same quarter in 1995 net sales revenue was $95.2 million; phosphate fertilizer $53.1 million (56 percent); non-fertilizer products $39.9 million (42 percent); and phosphate rock $2.2 million (2 percent).

     During the second quarter of 1996, the Company sold .814 million tonnes of phosphate fertilizer (.346 million tonnes in North America; 0.468 million tonnes in the offshore market); .242 million tonnes of non-fertilizer products (.226 million tonnes in North America; .016 million tonnes in the offshore market); and .026 million tonnes of phosphate rock (.002 million tonnes in North America and the remaining .024 million tonnes in the offshore market). For the same comparable period in 1995, the Company sold .299 million tonnes of phosphate fertilizer (.114 million tonnes in North America; .185 million tonnes in the offshore market); .156 million tonnes of non-fertilizer products (.149 million tonnes in North America; .007 million tonnes in the offshore market); and .102 million tonnes of phosphate rock (.011 million tonnes in North America and the remaining .091 million tonnes in the offshore market).

     For the second quarter of 1996, North American phosphate net sales revenue accounted for $133.4 million (60 percent) of total phosphate net sales revenue of $222.0 million. In the quarter ended June 30, 1996, 56 percent of the Company's North American phosphate net sales revenue was earned from phosphate fertilizer products which represented 60 percent of the Company's North American phosphate sales volumes. Offshore sales accounted for 40 percent of total phosphate product net sales revenue for the second quarter of 1996 and 47 percent of volumes. In the quarter ended June 30, 1996, 96 percent of the Company's offshore phosphate net sales revenue was earned from phosphate fertilizer products which represented 92 percent of the Company's offshore phosphate sales volumes.

     Second quarter 1996 net sales revenue from liquid and solid fertilizer was $160.5 million (1995 -- $53.1 million) with sales volumes of .814 million tonnes (1995 -- .300 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 63 percent or $100.8 million of the total. Offshore net sales revenue of DAP accounted for 63 percent of solid fertilizer net sales revenue while North American net sales revenue of liquid fertilizer accounted for 63 percent of liquid fertilizer net sales revenue. Fertilizer products were affected by a late wet spring throughout the Northern Hemisphere which delayed seeding and affected fertilizer sales. The average net sales price for liquid and solid fertilizer improved by 11 percent and 8 percent, respectively. DAP prices were down for the second quarter of 1996 when compared to the first quarter of 1996, but began to recover by the end of the second quarter. Export liquid and solid fertilizer sales prices improved by 11 percent and 14 percent, respectively, compared to the same period a year ago. North American liquid fertilizer sales prices improved 1 percent while solid fertilizer sales prices remained flat when compared to the same period in 1995.

     Net sales revenue from non-fertilizer products (animal feed and industrial) during the quarter ended June 30, 1996, were $61.5 million (1995 -- $39.9 million) with sales volumes of .242 million tonnes (1995 -- .156 million tonnes). For the second quarter of 1996, feed sales tonnage was .182 million tonnes (1995 -- .106 million tonnes) with 9 percent sold offshore while the remaining .060 million tonnes were industrial products sold to North America customers. Recent high grain prices are a disadvantage for the feed industry as the livestock head count has been diminished reducing feed requirements. Feed product prices for the quarter ended June 30, 1996, improved by 4 percent when compared to the same period a year ago. North American industrial selling prices increased by 1 percent for the second quarter of 1996 when compared to the same period in 1995.

     Consistent with the Company's strategy of increasing the gross margin for its products, the Company has reduced its rock sales. Rock not sold at satisfactory price levels will be kept for internal production.

     Phosphate net sales revenue for the six months ended June 30, 1996 was $446.2 million. The distribution of this revenue was as follows: phosphate fertilizer $310.8 million (69 percent); non-fertilizer products (animal feed and industrial products) $132.2 million (30 percent); and phosphate rock $3.2 million (1 percent).

     During the six months ended June 30, 1996, the Company sold 1.530 million tonnes of phosphate fertilizer (.756 million tonnes in North America; .774 million tonnes in the offshore market); .518 million tonnes of non-fertilizer products (.475 million tonnes in North America; .043 million tonnes in the offshore market); and .107 million tonnes of phosphate rock (.002 million tonnes in North America and the remaining .105 million tonnes in the offshore market). For the comparable period in 1995, the Company sold .299 million tonnes of phosphate fertilizer (.114 million tonnes in North America; .185 million tonnes in the offshore market); .156 million tonnes of non-fertilizer products (.149 million tonnes in North America; .007 million tonnes in the offshore market); and .102 million tonnes of phosphate rock (.011 million tonnes in North America and the remaining .091 million tonnes in the offshore market).

     For the first half of 1996, North American phosphate net sales revenue accounted for $289.2 million (65 percent) of total phosphate net sales revenue of $446.2 million. In the six months ended June 30, 1996, 57 percent of the Company's North American phosphate net sales revenue was earned from phosphate fertilizer products which represented 61 percent of the Company's North American phosphate sales volumes. Offshore sales accounted for 35 percent of total phosphate product net sales revenue for the first half of 1996 and 43 percent of volumes. In the six months ended June 30, 1996, 92 percent of the Company's offshore phosphate net sales revenue was earned from phosphate fertilizer products which represented 84 percent of the Company's offshore phosphate sales volumes.

     First half 1996 net sales revenue from liquid and solid fertilizers was $310.8 million (1995 -- $53.1 million) with sales volumes of 1.530 million tonnes (1995 -- .300 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 62 percent or $192.1 million of the total. Offshore net sales revenue of DAP accounted for 55 percent of solid fertilizer net sales revenue while North American net sales revenue of liquid fertilizer accounted for 68 percent of liquid fertilizer net sales revenue. The average net sales price for liquid and solid fertilizer improved by 14 percent and 12 percent, respectively. Export liquid and solid fertilizer sales prices improved by 10 percent and 19 percent, respectively, compared to the same period a year ago. North American liquid and solid fertilizer sales prices improved 1 percent and 2 percent, respectively, when compared to the same period in 1995.

     Net sales revenue from animal feed and industrial products during the six months ended June 30, 1996, were $132.2 million (1995 -- $39.9 million) with sales volumes of .518 million tonnes (1995 -- .156 million tonnes). For the first half of 1996, feed sales tonnage was .393 million tonnes (1995 -- .106 million tonnes) with 11 percent sold offshore while the remaining .125 million tonnes were industrial products sold to North American customers. Feed product prices for the six months ended June 30, 1996, improved by 6 percent when compared to the same period a year ago. North American industrial selling prices declined by 1 percent for the first half of 1996 when compared to the same period in 1995.

AMMONIA REVENUE

     For the quarter ended June 30, 1996, ammonia sales contributed $26.4 million to net sales revenue with sales volumes of .136 million tonnes. Ammonia sales for the six months ended June 30, 1996 contributed $65.3 million to net sales revenue with sales volumes of .323 million tonnes.

COST OF GOODS SOLD

     During the second quarter of 1996 the Company produced 1.512 million potassium chloride (KC1) tonnes, a 26 percent decrease from the 2.045 million tonnes produced in the second quarter of 1995, due to lower demand. During the second quarter of 1996 the Company produced .507 million phosphoric acid (P2O5) tonnes (1995 -- .272 million tonnes), an increase of 86 percent, due principally to the addition of White Springs.

     Potash unit cost of sales increased by 35 percent in the second quarter of 1996 compared to the same period in 1995 due in part to 14.7 additional shutdown weeks. Costs were also affected by the product mix as the Company pulled more product from New Brunswick to supply increased demand in Brazil.

     In the second quarter of 1996, lower input cost for both sulfur and ammonia reduced phosphate cost of goods sold. These lower costs were offset by higher production costs of phosphate fertilizer. Higher costs of phosphate fertilizer production were experienced in the second quarter as virtually all maintenance scheduled for White Springs was rescheduled to the second quarter of the year. Higher feed costs were the result of distributing fixed costs over a reduced sales volume thereby increasing the unit costs.

     Depreciation expense for the second quarter of 1996 was $22.8 million compared to $19.5 million in 1995, an increase of $3.3 million or 17 percent. The increase is a result of $4.1 million additional depreciation from the acquired phosphate operations. Depreciation expense for the potash operations decreased by $.8 million as a result of additional shutdown weeks in the second quarter of 1996 when compared to the same period in 1995.

     For the six months ended June 30, 1996, the Company produced 3.211 million potassium chloride (KCl) tonnes, compared to 3.930 million tonnes in the first half of 1995, a decrease of .719 million tonnes (18 percent) compared to 1995. For the six months ended June 30, 1996, the Company produced 1.020 million phosphoric acid (P2O5) tonnes from its phosphate operations, compared to .272 million tonnes in 1995.

     Potash unit cost of sales increased by 17 percent in the first six months of 1996 compared to the same period in 1995 due in part to 16.6 additional shutdown weeks and a greater proportion of higher cost New Brunswick production in the product mix.

     Depreciation expense for the first half of 1996 was $46.1 million compared to $33.0 million in 1995, an increase of $13.1 million or 40 percent. The increase is a result of $17.5 million additional depreciation from the acquired phosphate operations. Depreciation expense for the potash operations decreased by $4.4 million as a result of additional shutdown weeks in the first half of 1996 when compared to the same period in 1995.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses during the second quarter of 1996 were $14.1 million as compared to $12.3 million in 1995, an increase of $1.8 million. During the first half of 1996, selling and administrative expenses were $28.8 million as compared to $21.4 million in 1995, an increase of $7.4 million. The increase is attributable to the acquisitions of PCS Phosphate and White Springs and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     Increased profitability at certain of the mines increased the rate of taxes paid to the Saskatchewan government but total taxes were reduced by lower prices and potash sales volumes from Saskatchewan. For the second quarter of 1996, Saskatchewan provincial mining and other taxes were $9.0 million as compared to $11.6 million in the second quarter of 1995, a decrease of 22 percent. Potash production tax for the second quarter of 1996 was $5.8 million compared to $7.9 million in the same period in 1995, a decrease of 27 percent. Saskatchewan capital tax was $3.2 million in the second quarter ended June 30, 1996 compared to $3.7 million in the same period in 1995, a decrease of 14 percent. For the first half of 1996, Saskatchewan provincial mining and other taxes were $20.9 million as compared to $23.9 million in the first half of 1995, a decrease of 12 percent. Potash production tax for the first half of 1996 was $14.2 million compared to $15.7 million in the same period in 1995, a decrease of 9 percent. Saskatchewan capital tax was $6.8 million in the six months ended June 30, 1996 compared to $8.2 million in the same period in 1995, a decrease of 17 percent.

INTEREST EXPENSE

     For the second quarter of 1996, interest expense was $11.9 million as compared to $12.4 million in the same period in 1995. For the first half of 1996, interest expense was $25.7 million as compared to $12.4 million in the same period in 1995. The 1996 amount includes the debt incurred with the acquisition of the phosphate properties last year in April and October while the 1995 amount includes only the April acquisition.

INCOME TAXES

     Income taxes in the second quarter of 1996 were $10.1 million, compared to $4.3 million in the same period of 1995, an increase of $5.8 million. Income taxes in the first half of 1996 were $19.7 million, compared to $5.3 million in the same period of 1995, an increase of $14.4 million. The increase is largely attributable to US withholding taxes, alternative minimum taxes and deferred income tax, relating to the Company's acquired phosphate operations. The tax rate applicable to the U.S. operations for the first half of 1996 is approximately 20 percent of income before taxes. This rate for 1995 was approximately 24 percent of income before taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first half of 1996 increased by $72.9 million. Cash flow from operations was $139.0 million. Quick and current ratios were .85 and
1.8 at June 30, 1996. The Company paid down its debt by $151.5 million (of which $36 million was voluntary) and paid dividends of $23.9 million. At the end of the first half of 1996, the debt to capital ratio was at 35.3 percent and the interest coverage ratio was 6.3 to 1. The net debt to market capitalization at June 30, 1996 was 23.9 percent.

OUTLOOK

     The statements in this "Management Discussion and Analysis" in this "Outlook" section, relating to the period after June 30, 1996, are forward-looking statements subject to uncertainties. The Company's financial performance continues to be affected by price, worldwide state of supply and demand for potash and phosphate products, application rates, government assistance programs, weather conditions, exchange rates and agricultural and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shift from one period to another.

     The rising world population and the demand for better diets in developing nations will continue to drive consumption for fertilizer products over the long-term. Over the short-term, there should be increased fertilizer usage over the next few years as world grain stocks are critically low, crop prices continue to rise, and governments around the world focus on food production. The Company expects to be an important supplier to these markets. While the consumption trend line is expected to continue to climb over the long-term, there will be, at times, fluctuations in demand. The recently announced subsidy programs in India and Brazil and the likelihood of further demand in China, are expected to firm markets and support prices in the second half of 1996.

     DAP markets began to recover by the end of the second quarter of 1996 and are expected to continue to improve. PhosChem recently sold significant additional tonnage to SinoChem for second half delivery and has concluded phosphoric acid negotiations in India.

     North American potash and phosphate demand in fertilizer is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. The North American market is expected to have strong fall potash and phosphate demand which is expected to firm markets and support prices in the second half of 1996.

     PCS continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter over quarter comparative basis. Natural gas costs are expected to be reduced by approximately 15 percent in the Saskatchewan operations based on existing contracts for 1996. Sulphur and ammonia prices have moderated and are expected to impact favourably upon phosphate processing input costs for 1996.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  CIVIL ANTITRUST COMPLAINTS

     In June, 1993, the Company and a wholly-owned subsidiary, Potash Corporation of Saskatchewan Sales Limited, whose name has been changed to PCS Sales (Canada) Inc. ("PCS Sales"), were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleges a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint seeks treble damages in an unspecified amount and other relief. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995. The Court held oral argument on that motion on April 18, 1996. The trial is now scheduled to start on October 31, 1996.

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

GRAND JURY PROCEEDINGS

     PCS Sales received a grand jury subpoena on December 29, 1993 from the Antitrust Division of the U.S. Department of Justice for certain documents relating to its North American potash business activities. On June 14, 1996, the Department of Justice confirmed that it had closed its investigation of alleged price fixing in the potash industry and that there will be no further action regarding the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     (a) On May 9, 1996, the Company held an annual and special meeting (the "Meeting") of its shareholders.

     (c) At the Meeting, the Company's shareholders voted upon each of the following proposed director nominees with results of the voting as set forth opposite the name of each such nominee.

                                                                   FOR         WITHHELD
                                                                ----------     --------
        Isabel Anderson.......................................  36,450,120       19,008
        Douglas J. Bourne.....................................  36,439,266       29,862
        Charles E. Childers...................................  36,438,813       30,315
        Denis J. Cote.........................................  36,450,983       18,145
        William J. Doyle......................................  36,450,514       18,614
        Hon. Willard Z. Estey, Q.C............................  36,426,678       42,450
        Dallas Howe...........................................  36,451,286       17,842
        James F. Lardner......................................  36,435,729       33,399
        Donald E. Phillips....................................  36,449,381       19,747
        Paul J. Schoenhals....................................  36,369,760       99,368
        Daryl K. Seaman.......................................  36,366,337      102,791
        E. Robert Stromberg, Q.C..............................  36,424,361       44,767
        Jack G. Vicq..........................................  36,407,794       61,334
        Barrie A. Wigmore.....................................  36,447,566       21,562
        Paul S. Wise..........................................  36,434,879       34,249

     The Company's shareholders also voted upon a resolution to approve and ratify the Stock Option Plan -- Unaffiliated Directors (the "Directors' Stock Option Plan"). The Directors' Stock Option Plan was designed to comply with the exemptive provisions of Rule 16b-3 ("Rule 16b-3") under the Securities Exchange Act of 1934. Under the Company's Stock Option Incentive Plan, which formerly permitted the grant of options to unaffiliated directors, the Board of Directors had authority to determine recipients of options and the number of shares subject to each option. In an attempt to provide unaffiliated directors with the benefits of Rule 16b-3

(as it existed at that time), the Board of Directors introduced the Directors' Stock Option Plan which replaced discretion with a formula, under which unaffiliated directors will receive options for the same number of shares as in the past. The results of the vote were: 30,226,085 shares for, 6,075,560 shares against and 167,483 shares abstained.

     The Company's shareholders also voted upon the appointment of the firm of Deloitte & Touche, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's shareholders. The results of the vote were: 36,404,893 shares for, 32,433 shares against and 31,802 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
               3(i)        Restated Articles of Incorporation of the registrant dated October
                           31, 1989, as amended May 11, 1995, incorporated by reference to
                           Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

               3(ii)       Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the Form 10-K.

               4(a)        Shareholders Rights Agreement dated November 10, 1994, as amended on
                           March 28, 1995, and May 4, 1995, and approved by shareholders on May
                           11, 1995, incorporated by reference to Exhibit 4(a) to the Form 10-K.

               4(b)        Non-revolving Term Credit Facilities Agreement between The Bank of
                           Nova Scotia and other financial institutions and the registrant dated
                           April 10, 1995, incorporated by reference to Exhibit 4(b) to the Form
                           10-K.

               4(c)        First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated May 23, 1995, incorporated by reference to Exhibit 4(c) to the registrant's report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form
                           10-Q").

               4(d)        Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 18, 1995, incorporated by reference to Exhibit 4(d) to the Form 10-Q.

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

               10     (a)  Suspension Agreement concerning Potassium Chloride from Canada dated
                           January 7, 1988, among U.S. Department of Commerce, Potash
                           Corporation of Saskatchewan, International Minerals and Chemical
                           (Canada) Limited, Noranda, Inc. (Central Canada Potash Co.), Potash
                           Company of America, a Division of Rio Algom Limited, S & P Canada, II
                           (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited,
                           Agent for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
                           incorporated by reference to Exhibit 10(a) to the registrant's Form
                           F-1 (File No. 33-31303) (the "F-1 Registration Statement").

               10     (b)  Sixth Voting Agreement dated April 22, 1978, between Central Canada
                           Potash, Division of Noranda, Inc., Cominco Ltd., International
                           Minerals and Chemical Corporation (Canada) Limited, PCS Sales and
                           Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1
                           Registration Statement.

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
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

              10(f)        Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the Form 10-K.

              10(g)        Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit
                           10(g) to the Form 10-K.

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

              10(j)        Agreement dated October 13, 1995 between the registrant and Charles
                           E. Childers, incorporated by reference to Exhibit 10(j) to the Form
                           10-K.

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

              10(m)        Short Term Incentive Plan of the registrant, effective January 1,
                           1995, incorporated by reference to Exhibit 10(m) to the Form 10-K.

              10(n)        Long-Term Incentive Plan of the registrant, as amended December 15,
                           1995, incorporated by reference to Exhibit 10(n) to the Form 10-K.

              10(o)        Resolution and Forms of Agreement for Supplemental Retirement Income
                           Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the Form 10-K.

              10(p)        Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p)
                           to the Form 10-K.

              10(q)        Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the Form 10-K.

              10(r)        Deferred Compensation Plan, for certain officers of PCS Phosphate
                           Company, Inc, incorporated by reference to Exhibit 10(r) to the Form
                           10-K.

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
              10(s)        Supplemental Retirement Benefits Plan, for eligible employees of PCS
                           Phosphate Company, Inc., incorporated by reference to Exhibit 10(s)
                           to the Form 10-K.

              10(t)        Second Amended and Restated Membership Agreement dated January 1,
                           1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate
                           Company, Inc.), incorporated by reference to Exhibit 10(t) to the
                           Form 10-K.

              10(u)        International Agency Agreement dated January 1, 1995, between
                           Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. (now
                           PCS Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the Form 10-K.

              10(v)        General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf
                           Inc. (now PCS Phosphate Company, Inc.) and Albright & Wilson
                           Americas, Inc., incorporated by reference to Exhibit 10(v) to the
                           Form 10-K.

              10(w)        Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to
                           Exhibit 10(x) to the Form 10-K.

              10(x)        Amending Resolution and revised forms of agreement regarding
                           Supplemental Retirement Income Plan of the registrant.

              10(y)        Employment Agreement dated May 16, 1996, by and between PCS Phosphate
                           Company, Inc. and Thomas J. Wright.

              11           Statement re Computation of Per Share Earnings.

              27           Financial Data Schedule.

     (b) No reports on Form 8-K were filed by the registrant during the second quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POTASH CORPORATION OF
                                   SASKATCHEWAN INC.

July 31, 1996                                  By:  /s/  CHARLES E. CHILDERS
                                                    --------------------------------------------
                                                    Charles E. Childers
                                                    Chief Executive Officer


July 31, 1996                                  By:  /s/  BARRY E. HUMPHREYS
                                                    --------------------------------------------
                                                    Barry E. Humphreys
                                                    Sr. Vice President, Finance and Treasurer
                                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
- ------     -----------------------------------------------------------------------
 3(i)      Restated Articles of Incorporation of the registrant dated October 31,
           1989, as amended May 11, 1995, incorporated by reference to Exhibit
           3(i) to the registrant's report on Form 10-K for the year ended
           December 31, 1995 (the "Form 10-K").
 3(ii)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the Form 10-K.
 4(a)      Shareholders Rights Agreement dated November 10, 1994, as amended on
           March 28, 1995, and May 4, 1995, and approved by shareholders on May
           11, 1995, incorporated by reference to Exhibit 4(a) to the Form 10-K.
 4(b)      Non-revolving Term Credit Facilities Agreement between The Bank of Nova
           Scotia and other financial institutions and the registrant dated April
           10, 1995, incorporated by reference to Exhibit 4(b) to the Form 10-K.
 4(c)      First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated May 23, 1995, incorporated by reference to Exhibit 4(c) to the registrant's report on
           Form 10-Q for the quarterly period ended March 31, 1996 (the "Form
           10-Q").
 4(d)      Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 18, 1995, incorporated by reference to Exhibit 4(d) to the Form 10-Q.
10(a)      Suspension Agreement concerning Potassium Chloride from Canada dated
           January 7, 1988, among U.S. Department of Commerce, Potash Corporation of Saskatchewan, International Minerals and Chemical (Canada) Limited,
           Noranda, Inc. (Central Canada Potash Co.), Potash Company of America, a
           Division of Rio Algom Limited, S & P Canada, II (Kalium Chemicals),
           Cominco Ltd., Potash Company of Canada Limited, Agent for
           Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's Form F-1 (File No.
           33-31303) (the "F-1 Registration Statement").
10(b)      Sixth Voting Agreement dated April 22, 1978, between Central Canada
           Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals
           and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf
           Inc., incorporated by reference to Exhibit 10(f) to the F-1
           Registration Statement.
10(c)      Canpotex Limited Shareholders Seventh Memorandum of Agreement effective
           April 21, 1978, between Central Canada Potash, Division of Noranda
           Inc., Cominco Ltd., International Minerals and Chemical Corporation
           (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
           amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration
           Statement.
10(d)      Producer Agreement dated April 21, 1978, between Canpotex Limited and
           PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1
           Registration Statement.
10(e)      PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13,
           1990, incorporated by reference to Exhibit 10(n) to the registrant's
           Form S-1 (File No. 33-36283).
10(f)      Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the Form 10-K.
10(g)      Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the Form 10-K.

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
- ------     -----------------------------------------------------------------------
10(h)      Esterhazy Restated Mining and Processing Agreement dated January 31,
           1978, between International Minerals and Chemical Corporation (Canada)
           Limited and the registrant's predecessor, incorporated by reference to
           Exhibit 10(e) to the F-1 Registration Statement.
10(i)      Agreement dated December 21, 1990, between International Minerals &
           Chemical Corporation (Canada) Limited and the registrant, amending the
           Esterhazy Restated Mining and Processing Agreement dated January 31,
           1978, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1990.
10(j)      Agreement dated October 13, 1995 between the registrant and Charles E.
           Childers, incorporated by reference to Exhibit 10(j) to the Form 10-K.
10(k)      Potash Corporation of Saskatchewan Inc. Stock Option
           Plan -- Unaffiliated Directors, incorporated by reference to Exhibit
           4.b. to post-effective amendment No. 5 ("Amendment No. 5") to the registrant's Form S-8 (File No. 33-37855).
10(l)      Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers
           and Key Employees, incorporated by reference to Exhibit 4.a. to
           Amendment No. 5.
10(m)      Short Term Incentive Plan of the registrant, effective January 1, 1995, incorporated by reference to Exhibit 10(m) to the Form 10-K.
10(n)      Long-Term Incentive Plan of the registrant, as amended December 15,
           1995, incorporated by reference to Exhibit 10(n) to the Form 10-K.
10(o)      Resolution and Forms of Agreement for Supplemental Retirement Income
           Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the Form 10-K.
10(p)      Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the Form
           10-K.
10(q)      Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the Form 10-K.
10(r)      Deferred Compensation Plan, for certain officers of PCS Phosphate
           Company, Inc, incorporated by reference to Exhibit 10(r) to the Form
           10-K.
10(s)      Supplemental Retirement Benefits Plan, for eligible employees of PCS
           Phosphate Company, Inc., incorporated by reference to Exhibit 10(s) to the Form 10-K.
10(t)      Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company,
           Inc.), incorporated by reference to Exhibit 10(t) to the Form 10-K.
10(u)      International Agency Agreement dated January 1, 1995, between Phosphate
           Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS
           Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the Form 10-K.
10(v)      General Partnership Agreement forming Albright & Wilson Company, dated
           July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now
           PCS Phosphate Company, Inc.) and Albright & Wilson Americas, Inc.,
           incorporated by reference to Exhibit 10(v) to the Form 10-K.

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
- ------     -----------------------------------------------------------------------
10(w)      Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the Form 10-K.
10(x)      Amending Resolution and revised forms of agreement regarding
           Supplemental Retirement Income Plan of the registrant.
10(y)      Employment Agreement dated May 16, 1996, by and between PCS Phosphate
           Company, Inc. and Thomas J. Wright.
11         Statement re Computation of Per Share Earnings.
27         Financial Data Schedule.