Form 10-Q
period 1996-10-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1996-11-12
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As at October 31, 1996 45,566,890 Shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30               SEPTEMBER 30
                                                ---------------------     -----------------------
                                                  1996         1995          1996          1995
                                                --------     --------     ----------     --------
Net sales.....................................  $342,148     $214,609     $1,061,388     $555,033
Cost of goods sold............................   251,193      152,408        766,931      334,362
                                                --------     --------     ----------     --------
Gross Margin..................................    90,955       62,201        294,457      220,671
                                                --------     --------     ----------     --------
Research and development......................       390          320            955          945
Selling and administrative....................    15,142       14,054         43,985       35,498
Provincial mining and other taxes.............     8,596        8,752         29,497       32,625
Other expense (income)........................       409       (2,079)        (7,886)      (6,519)
                                                --------     --------     ----------     --------
                                                  24,537       21,047         66,551       62,549
                                                --------     --------     ----------     --------
Operating Income..............................    66,418       41,154        227,906      158,122
Interest Expense..............................    11,038       13,821         36,784       26,265
                                                --------     --------     ----------     --------
Income Before Income Taxes....................    55,380       27,333        191,122      131,857
Income Taxes..................................     8,608        4,256         28,274        9,561
                                                --------     --------     ----------     --------
Net Income....................................  $ 46,772     $ 23,077        162,848      122,296
                                                ========     ========
Retained Earnings, Beginning of Period........                               277,689      164,037
Dividends.....................................                               (35,816)     (33,997)
                                                                          ----------     --------
Retained Earnings, End of Period..............                            $  404,721     $252,336
                                                                          ==========     ========
Net Income Per Share (Note 3).................  $   1.03     $   0.53     $     3.58     $   2.83
                                                ========     ========     ==========     ========
Dividends Per Share (Note 4)..................  $   0.26     $   0.27     $     0.79     $   0.79
                                                ========     ========     ==========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     -----------
                                                                     (UNAUDITED)
                                              ASSETS
Current Assets
  Cash and short-term deposits.....................................    $ 108,534        $   40,497
  Accounts receivable..............................................      175,300           223,377
  Inventories (Note 2).............................................      189,457           221,911
  Prepaid expenses.................................................       13,228            12,041
  Other current assets.............................................        3,987             3,315
                                                                      ----------        ----------
                                                                         490,506           501,141
Property, plant and equipment......................................    1,983,780         2,032,339
Other assets.......................................................       46,212            48,337
                                                                      ----------        ----------
                                                                      $2,520,498        $2,581,817
                                                                      ==========        ==========
                                            LIABILITIES
Current Liabilities
  Accounts payable and accrued charges.............................    $ 150,618        $  199,222
  Current portion of long-term debt................................       88,755           164,971
  Current obligations under capital leases.........................          265               870
                                                                      ----------        ----------
                                                                         239,638           365,063
Long-term debt.....................................................      638,465           711,585
Obligations under capital leases...................................        1,268             2,913
Deferred income tax liability......................................       19,478             4,743
Accrued post-retirement/post-employment benefits...................       96,042            89,570
Accrued reclamation costs..........................................      148,386           151,531
Other non-current liabilities and deferred credits.................        6,060            14,537
                                                                      ----------        ----------
                                                                       1,149,337         1,339,942
                                                                      ----------        ----------
                                       SHAREHOLDERS' EQUITY
Share Capital......................................................      629,954           627,700
Contributed Surplus................................................      336,486           336,486
Retained Earnings..................................................      404,721           277,689
                                                                      ----------        ----------
                                                                       1,371,161         1,241,875
                                                                      ----------        ----------
                                                                      $2,520,498        $2,581,817
                                                                      ==========        ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Operating Activities
Net income...........................................................  $ 162,848     $ 122,296
Items not affecting cash
  Depreciation and amortization......................................     67,242        44,108
  Loss (gain) on disposal of property, plant and equipment...........        786            (7)
  Provision for deferred income taxes................................     14,735         1,576
  Provision for post-retirement/post-employment benefits.............      6,472           762
                                                                       ---------     ---------
                                                                         252,083       168,735
Changes in non-cash operating working capital
  Accounts receivable................................................     48,078       (35,727)
  Inventories........................................................     29,619        (4,705)
  Prepaid expenses...................................................     (1,188)          959
  Other current assets...............................................       (672)        7,579
  Accounts payable and accrued charges...............................    (48,604)       18,193
Accrued reclamation costs............................................     (3,147)       (1,448)
Other non-current liabilities and deferred credits...................     (8,477)         (888)
                                                                       ---------     ---------
Cash provided by operating activities................................    267,692       152,698
                                                                       ---------     ---------
Investing Activities
Additions to property, plant and equipment
  -- Acquisition of PCS Phosphate....................................         --      (812,226)
  -- Additions to property, plant and equipment......................    (37,101)      (14,335)
Proceeds on disposal of property, plant and equipment................     22,285           448
Disposals of (additions to) other assets.............................        309        (9,424)
                                                                       ---------     ---------
Cash used in investing activities....................................    (14,507)     (835,537)
                                                                       ---------     ---------
Cash (deficiency) before financing activities........................    253,185      (682,839)
                                                                       ---------     ---------
Financing Activities
(Repayment of) proceeds from long-term obligations...................   (151,586)      759,105
Proceeds from short-term debt........................................         --        22,947
Dividends............................................................    (35,816)      (33,997)
Issuance of shares...................................................      2,254         2,079
                                                                       ---------     ---------
Cash (used in) provided by financing activities......................   (185,148)      750,134
                                                                       ---------     ---------
Increase in Cash.....................................................     68,037        67,295
Cash, Beginning of Period............................................     40,497        16,576
                                                                       ---------     ---------
Cash, End of Period..................................................  $ 108,534     $  83,871
                                                                       =========     =========
Supplemental cash flow disclosure
  Interest paid......................................................  $  39,091     $  22,491
  Income taxes paid..................................................  $  24,419     $   9,375

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

  Basis of presentation

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. and its subsidiaries.

 2. INVENTORIES

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1996              1995
                                                             -------------     ------------
        Finished product...................................    $  86,031         $115,491
        Materials and supplies.............................       70,335           66,708
        Raw materials......................................        9,142           11,954
        Work in process....................................       23,949           27,758
                                                                --------         --------
                                                               $ 189,457         $221,911
                                                                ========         ========

 3. EARNINGS PER SHARE

     Year-to-date earnings per share are calculated on the weighted average shares issued and outstanding during the nine months ended September 30, 1996 of 45,525,000 (1995 -- 43,202,000).

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30                  SEPTEMBER 30
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Net income as reported in the consolidated
  statements of income and retained
  earnings................................  $   46,772     $   23,077     $  162,848     $  122,296
Item decreasing reported net income
Deferred income taxes.....................       1,435             --          5,753             --
                                            ----------     ----------     ----------     ----------
Approximate net income -- US GAAP.........  $   45,337     $   23,077     $  157,095     $  122,296
                                            ==========     ==========     ==========     ==========
Weighted average shares outstanding -- US
  GAAP....................................  46,028,000     43,834,000     45,989,000     43,589,000
                                            ==========     ==========     ==========     ==========
Net income per share -- US GAAP...........  $     0.98     $     0.52     $     3.42     $     2.80
                                            ==========     ==========     ==========     ==========

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
Total assets as reported in the consolidated statements of
  financial position...............................................   $ 2,520,498       $2,581,817
Item increasing reported total assets
Deferred income tax asset..........................................        12,845           18,598
                                                                       ----------       ----------
Approximate total assets -- US GAAP................................   $ 2,533,343       $2,600,415
                                                                       ==========       ==========
Shareholders' equity as reported in the consolidated statements of
  financial position...............................................   $ 1,371,161       $1,241,875
Item increasing reported shareholders' equity
Deferred income taxes..............................................        12,845           18,598
                                                                       ----------       ----------
Approximate shareholders' equity -- US GAAP........................   $ 1,384,006       $1,260,473
                                                                       ==========       ==========

 6. COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first nine months of 1995 do not include: (1) the results of White Springs which was acquired October 31, 1995, and (2) the results of PCS Phosphate (formerly Texasgulf Inc.) prior to April 10, 1995, the date of acquisition.

 7. PROPOSED ACQUISITIONS

     On September 2, 1996 the Company entered into a definitive agreement to acquire Arcadian Corporation, subject to approval by Arcadian shareholders and other conditions. For each share of common stock of Arcadian (approximately 45.5 million on a fully diluted basis) the price is expected to be U.S. $25 to $27 per share -- $12.25 in cash and the remainder in common shares of the Company at an exchange ratio of 0.17713 of a share of the Company (subject to adjustment) for a share of Arcadian.

     The Company is engaged in discussions with BASF AG to acquire for cash, a 51% interest in Kali und Salz AG (K&S AG). The holdings of K&S AG include a 51% interest in Kali und Salz GmbH and a 50% interest in Potacan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     Third quarter and year-to-date September 30 results for 1995 do not include
(1) the results of White Springs, which was acquired October 31, 1995, and (2) the results of PCS Phosphate (formerly Texasgulf Inc.) prior to April 10, 1995, the date of acquisition.

     Net sales and net income for the three months ended September 30, 1996, improved 59 percent and 103 percent, respectively, over the same period in 1995. Net income for the three months ended September 30, 1996, was $46.8 million (1995 -- $23.1 million) on net sales of $342.1 million (1995 -- $214.6 million), or $1.03 per share (1995 -- $0.53 per share). For the third quarter of 1996, gross margin and operating income were $91.0 million and $66.4 million, respectively, compared to a gross margin of $62.2 million and an operating income of $41.2 million for the same period in 1995 (increases of 46 percent and 61 percent, respectively).

     For the three months ended September 30, 1996, North American and offshore net sales revenue were $202.9 million (1995 -- $101.2 million) and $139.2 million (1995 -- $113.4 million), respectively. North American net sales revenue represented 59 percent (1995 -- 47 percent) of total net sales revenue, whereas offshore sales represented 41 percent of net sales revenue (1995 -- 53 percent).

     Potash, phosphate and ammonia revenue for the quarter ended September 30, 1996 were $101.6 million (1995 -- $84.0 million), $217.4 million (1995 -- $130.6 million), and $23.1 million (1995 -- not applicable), respectively, an increase of $17.6 million in potash revenue, an $86.8 million increase in phosphate revenue and a $23.1 million increase in ammonia revenue, when compared to the same period a year ago.

     Gross margins for the third quarter of 1996 increased $28.8 million or 46 percent over the same quarter in 1995. Gross margin for potash was $44.9 million, an increase of $3.3 million when compared to the same quarter of 1995. Gross margins for phosphate fertilizer, feed, industrial and ammonia products were $27.3 million (1995 -- $9.5 million), $12.3 million (1995 -- $9.7 million),
$6.1 million (1995 -- $1.3 million) and $0.4 million (1995 -- not applicable), respectively. Domestic fertilizer sales were strong in both potash and phosphate nutrients as customers purchased during the summer fill program in anticipation of a good fall application period.

     The increase in net income of $23.7 million for the quarter ended September 30, 1996 is largely attributable to additional revenues from the phosphate acquisitions, record third quarter potash sales volumes, improved phosphate prices and lower interest expense. This was offset by an increase in cost of goods sold, income taxes and selling and administrative expenses.

     Net sales and net income for the nine months ended September 30, 1996 improved 91 percent and 33 percent, respectively, over the same period in 1995. Net income for the nine months ended September 30, 1996 was $162.8 million
(1995 -- $122.3 million) on net sales of $1,061.4 million (1995 -- $555.0 million), or $3.58 per share (1995 -- $2.83 per share). For the first nine months of 1996, gross margin and operating income were $294.5 million and $227.9 million, respectively, compared to a gross margin of $220.7 million and operating income of $158.1 million for the same period in 1995 (increases of 33 percent and 44 percent, respectively).

     For the nine months ended September 30, 1996, North American and offshore net sales revenue were $638.2 million (1995 -- $246.1 million) and $423.2 million (1995 -- $309.0 million), respectively. North American net sales revenue represented 60 percent (1995 -- 44 percent) of total net sales revenue, whereas offshore sales represented 40 percent of net sales revenue (1995 -- 56 percent).

     Potash, phosphate and ammonia net sales revenue for the first nine months of 1996 were $309.4 million (1995 -- $329.3 million), $663.5 million
(1995 -- $225.8 million), and $88.4 million (1995 -- not applicable), respectively, a decrease of $19.8 million in potash net sales revenue, a $437.8 million increase in phosphate net sales revenue and an $88.4 million increase in ammonia net sales revenue, when compared to the same period a year ago.

     Gross margins for the first nine months of 1996 increased $73.8 million or 33 percent over the same period in 1995. Gross margin for potash was $148.7 million, a decrease of $31.9 million when compared to the first nine months of 1995. This decrease was more than offset by a gross margin of $145.8 million for phosphate and ammonia. Of this $145.8 million gross margin, $91.9 million
(1995 -- $18.3 million) is attributable to phosphate fertilizer products, $32.1 million (1995 -- $12.9 million) is attributable to feed products, $19.7 million (1995 -- $8.8 million) is attributable to industrial products, and $2.1 million (1995 -- not applicable) is attributable to ammonia.

     The increase in net income of $40.6 million for the nine months ended September 30, 1996, is largely attributable to additional revenues from the phosphate acquisitions, improved phosphate prices and a decrease in Saskatchewan provincial mining and other taxes. This was offset by an increase in interest expense of $10.5 million relating to debt financing of $878.8 million incurred to purchase PCS Phosphate and White Springs, a $432.6 million increase in cost of sales, an $18.7 million increase in income taxes, and an increase in selling and administrative expenses of $8.5 million.

     Although the Company had increased earnings in the first nine months of 1996 when compared to the same period in 1995, market conditions did not live up to the expectations for the fertilizer industry in general. Inclement spring weather put a damper on the domestic market, resulting in a delayed seeding and harvest season. In the export market, large purchases at the end of 1995, and subsidy issues resulted in fewer sales to China and India during the first nine months of 1996 when compared to the first nine months of 1995. After a slow start, shipments to Brazil picked up and have remained strong in 1996.

     The Company is engaged in discussions with BASF AG to acquire from BASF AG, for cash, a 51 percent interest in the German publicly traded company, K&S AG. The holdings of K&S AG include a 51 percent interest in Kali und Salz GmbH which is the owner and operator of Germany's potash mines. The remaining 49 percent interest in Kali und Salz GmbH is held by Beteiligungs-Management-Gesellschaft Berlin mbH (BMGB), an agency of the German government. Potacan is a joint venture between K&S AG and Enterprise Miniere et Chimique of Paris, France. Potacan, through a subsidiary, owns and operates a potash mine near Sussex, New Brunswick. The agreement of purchase and sale, if concluded, will be subject to necessary regulatory approval.

     The Company and Arcadian Corporation (NYSE: ACA; ACA PRA) jointly announced that they have entered into a definitive merger agreement. The Company is to acquire all the outstanding common stock of Arcadian (approximately 45.5 million shares on a fully diluted basis) at a price of U.S. $25 to U.S. $27 per share, providing U.S. $12.25 per share in cash and the remainder in common stock of the Company at an exchange of 0.17713 shares of the Company (subject to adjustment) for every share of Arcadian.

     The merger agreement contemplates that Arcadian's outstanding shares of Mandatorily Convertible Preferred Stock, Series A, will be converted into shares of Arcadian common stock immediately prior to the merger date and will be treated identically to all other shares of Arcadian common stock in the merger. The merger agreement includes certain conditions, including, among other things, the approval by the Arcadian stockholders. The terms of the transaction, including the offering of the Company's common shares, will be set forth by means of a proxy statement/prospectus.

POTASH REVENUE

     Potash net sales revenue for the quarter ended September 30, 1996 increased by $17.6 million or 21 percent as compared to the same period in 1995
(1996 -- $101.6 million; 1995 -- $84.0 million). The Company sold 1.437 million tonnes of potash in the third quarter of 1996, compared to 1.138 million tonnes sold in the same period last year, an increase of .299 million tonnes or 26 percent. Potash prices decreased by 4 percent for the third quarter of 1996 when compared to the third quarter of 1995.

     In the third quarter of 1996, North American and offshore potash sales volumes increased 60 percent and 3 percent, respectively, over the same period in 1995. Domestic customers bought mainly during the summer prior to announced price increases. Exclusive of sales to another producer, prices received from domestic customers were down slightly which is often the case during a summer fill. Potash prices increased 5 percent in the offshore market. There was a greater proportion of higher priced New Brunswick tonnes sold in the export market compared to the same period a year ago. Price realizations in the domestic market were down by 9 percent from the third quarter a year ago.

     North American net sales revenue from potash operations represented 42 percent of the potash sales revenue of the Company during the third quarter of 1996 (1995 -- 35 percent). In the third quarter of 1996, the increase in North American potash sales volumes and the decrease in North American prices resulted in a $13.4 million increase in North American potash net sales revenue over the same period in 1995. North American potash sales volumes for the third quarter of 1996 increased .279 million tonnes (1996 -- .745 million tonnes; 1995 -- .466 million tonnes) compared to the third quarter of 1995. Sales volumes of .084 million tonnes to another producer increased North American volumes.

     In the third quarter of 1996, offshore net sales revenue from potash operations represented 58 percent of potash net sales revenue of the Company (1995 -- 65 percent). In the third quarter of 1996, the increase in offshore sales volumes and the increase in overall offshore selling price resulted in a $4.2 million increase in offshore potash net sales revenue over the same period in 1995. In the offshore market, the Company sold .691 million potash tonnes during the third quarter of 1996 (1995 -- .672 million tonnes), an increase of 3 percent. Of the .691 million tonnes, .502 million tonnes were sold through Canpotex and the remaining .189 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets, such as Brazil, by PCS Sales.

     Potash net sales revenue for the first nine months of 1996 decreased by $19.9 million or 6 percent as compared to the first nine months of 1995
(1996 -- $309.4 million; 1995 -- $329.3 million). The Company sold 4.324 million tonnes of potash in the first nine months of 1996, compared to 4.590 million tonnes sold in the same period last year, a decrease of .266 million tonnes or 6 percent. Overall potash prices were flat in the first nine months of 1996 as compared to the first nine months of 1995.

     In the first nine months of 1996, North American and offshore potash sales volumes increased 20 percent and decreased 21 percent, respectively, over the same period in 1995.

     North American net sales revenue from potash operations represented 40 percent of the potash net sales revenue of the Company during this year's first nine months. In the first nine months of 1996, the increase in North American potash sales volumes and a decrease in North American prices resulted in a $12.9 million increase in North American potash net sales revenue over the same period in 1995. North American potash sales volumes for the first nine months of 1996 increased .346 million tonnes (1996 -- 2.066 million tonnes; 1995 -- 1.720 million tonnes) compared to the first nine months of 1995.

     In the first nine months of 1996, offshore net sales revenue from potash operations represented 60 percent of potash net sales revenue of the Company. In the first nine months of 1996, the decrease in offshore sales volumes and the increase in overall offshore selling price resulted in a $32.7 million decrease in offshore potash net sales revenue over the same period in 1995. In the offshore market, the Company sold 2.257 million potash tonnes during the first nine months of 1996 (1995 -- 2.870 million tonnes), a decrease of 21 percent. Of the 2.257 million tonnes, 1.729 million tonnes were sold through Canpotex and the remaining .528 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets.

PHOSPHATE REVENUE

     For the quarter ended September 30, 1996, phosphate net sales revenue was $217.4 million; phosphate fertilizer $151.7 million (70 percent); non-fertilizer products $63.6 million (29 percent); and phosphate rock $2.1 million (1 percent). For the same quarter in 1995 net sales revenue was $130.6 million; phosphate fertilizer $83.4 million (64 percent); non-fertilizer products $45.2 million (35 percent); and phosphate rock $2.0 million (1 percent).

     During the third quarter of 1996, the Company sold .783 million tonnes of phosphate fertilizer (.382 million tonnes in North America; .401 million tonnes in the offshore market); .223 million tonnes of non-fertilizer products (.205 million tonnes in North America; .018 million tonnes in the offshore market); and .059 million tonnes of phosphate rock (.001 million tonnes in North America and the remaining .058 million tonnes in the offshore market). For the comparable period in 1995, the Company sold .461 million tonnes of phosphate fertilizer (.156 million tonnes in North America;
 .305 million tonnes in the offshore market); .178 million tonnes of non-fertilizer products (.155 million tonnes in North America; .023 million tonnes in the offshore market); and .085 million tonnes of phosphate rock (.013 million tonnes in North America and the remaining .072 million tonnes in the offshore market).

     For the third quarter of 1996, North American phosphate net sales revenue accounted for $136.9 million (63 percent) of total phosphate net sales revenue of $217.4 million. In the quarter ended September 30, 1996, 56 percent of the Company's North American phosphate net sales revenue was earned from phosphate fertilizer products which represented 65 percent of the Company's North American phosphate sales volumes. Offshore sales accounted for 37 percent of total phosphate product net sales revenue for the third quarter of 1996 and 44 percent of volumes. In the quarter ended September 30, 1996, 92 percent of the Company's offshore phosphate net sales revenue was earned from phosphate fertilizer products which represented 84 percent of the Company's offshore phosphate sales volumes.

     Third quarter 1996 net sales revenue from liquid and solid fertilizer was $151.6 million (1995 -- $83.3 million) with sales volumes of .783 million tonnes (1995 -- .461 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 62 percent or $94.3 million of the total. Offshore net sales revenue of DAP accounted for 57 percent of solid fertilizer net sales revenue while North American net sales revenue of liquid fertilizer accounted for 59 percent of liquid fertilizer net sales revenue. The average net sales price for liquid and solid fertilizer improved by 14 percent and 4 percent, respectively. DAP prices were down for the third quarter of 1996 when compared to the second quarter of 1996. Export liquid and solid fertilizer sales prices improved by 13 percent and 5 percent, respectively, compared to the same period a year ago. North American liquid fertilizer sales prices improved 5 percent while solid fertilizer sales prices increased slightly when compared to the same period in 1995.

     Net sales revenue from non-fertilizer products (animal feed and industrial) during the quarter ended September 30, 1996, were $63.6 million (1995 -- $45.2 million) with sales volumes of .223 million tonnes (1995 -- .178 million tonnes). For the third quarter of 1996, feed sales tonnage was .176 million tonnes (1995 -- .120 million tonnes) with 10 percent sold offshore while the remaining .047 million tonnes were industrial products sold to North American customers. Feed product prices for the quarter ended September 30, 1996, improved by 13 percent when compared to the same period a year ago. North American industrial selling prices increased by 28 percent for the third quarter of 1996 when compared to the same period in 1995.

     Phosphate net sales revenue for the nine months ended September 30, 1996 was $663.5 million. The distribution of this revenue was as follows: phosphate fertilizer $462.4 million (70 percent); non-fertilizer products (animal feed and industrial products) $195.8 million (29 percent); and phosphate rock $5.3 million (1 percent).

     During the nine months ended September 30, 1996, the Company sold 2.313 million tonnes of phosphate fertilizer (1.138 million tonnes in North America;
1.175 million tonnes in the offshore market); .741 million tonnes of non-fertilizer products (.681 million tonnes in North America; .060 million tonnes in the offshore market); and .166 million tonnes of phosphate rock (.003 million tonnes in North America and the remaining .163 million tonnes in the offshore market). For the comparable period in 1995, the Company sold .761 million tonnes of phosphate fertilizer (.270 million tonnes in North America;
 .491 million tonnes in the offshore market); .334 million tonnes of non-fertilizer products (.304 million tonnes in North America; .030 million tonnes in the offshore market); and .187 million tonnes of phosphate rock (.024 million tonnes in North America and the remaining .163 million tonnes in the offshore market).

     For the first nine months of 1996, North American phosphate net sales revenue accounted for $426.1 million (64 percent) of total phosphate net sales revenue of $663.5 million. In the nine months ended September 30, 1996, 57 percent of the Company's North American phosphate net sales revenue was earned from phosphate fertilizer products which represented 62 percent of the Company's North American phosphate sales volumes. Offshore sales accounted for 36 percent of total phosphate product net sales revenue for the first nine months of 1996 and 43 percent of volumes. In the nine months ended September 30, 1996, 92 percent of the Company's offshore phosphate net sales revenue was earned from phosphate fertilizer products which represented 84 percent of the Company's offshore phosphate sales volumes.

     For the first nine months of 1996 net sales revenue from liquid and solid fertilizers was $462.4 million (1995 -- $136.5 million) with sales volumes of
2.313 million tonnes (1995 -- .761 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 62 percent or $286.4 million of the total. Offshore net sales revenue of DAP accounted for 56 percent of solid fertilizer net sales revenue while North American net sales revenue of liquid fertilizer accounted for 67 percent of liquid fertilizer net sales revenue. The average net sales price for liquid and solid fertilizer improved by 13 percent and 10 percent, respectively. Export liquid and solid fertilizer sales prices improved by 9 percent and 12 percent, respectively, compared to the same period a year ago. North American liquid and solid fertilizer sales prices improved 4 percent and 6 percent, respectively, when compared to the same period in 1995.

     Net sales revenue from animal feed and industrial products during the nine months ended September 30, 1996, were $195.8 million (1995 -- $85.1 million) with sales volumes of .741 million tonnes (1995 -- .334 million tonnes). For the first nine months of 1996, feed sales tonnage was .569 million tonnes (1995 --
 .226 million tonnes) with 11 percent sold offshore while the remaining .173 million tonnes were industrial products (1995 -- .108 million tonnes) sold to North American customers. Feed product prices for the nine months ended September 30, 1996, improved by 8 percent when compared to the same period a year ago. North American industrial selling prices increased by 8 percent for the first nine months of 1996 when compared to the same period in 1995.

AMMONIA REVENUE

     For the quarter ended September 30, 1996, ammonia sales contributed $23.2 million to net sales revenue with sales volumes of .128 million tonnes. Ammonia sales for the nine months ended September 30, 1996 contributed $88.4 million to net sales revenue with sales volumes of .451 million tonnes.

COST OF GOODS SOLD

     During the third quarter of 1996 the Company produced .748 million potassium chloride (KCl) tonnes, a 3 percent decrease from the .770 million tonnes produced in the third quarter of 1995, due to lower demand. During the third quarter of 1996 the Company produced .533 million phosphoric acid (P2O5) tonnes (1995 -- .283 million tonnes), an increase of 88 percent, due principally to the addition of White Springs.

     Shutdown weeks were similar but potash unit cost of sales increased by 6 percent in the third quarter of 1996 compared to the same period in 1995 as the Company sold product from higher cost inventory produced during the second quarter of 1996.

     In the third quarter of 1996, lower input cost for both sulfur and ammonia reduced phosphate cost of goods sold as compared to the second quarter of 1996. Lower feed costs were the result of improved operations at White Springs.

     Depreciation expense for the third quarter of 1996 was $21.1 million compared to $11.1 million in 1995, an increase of $10 million or 90 percent. The increase is a result of an increase of $9.2 million in depreciation expense from the acquired phosphate operations. Depreciation expense for the potash operations increased by $.8 million as a result of higher sales tonnage in the third quarter of 1996 when compared to the same period in 1995.

     For the nine months ended September 30, 1996, the Company produced 3.959 million potassium chloride (KCl) tonnes, compared to 4.701 million tonnes in the first nine months of 1995, a decrease of .742 million tonnes (16 percent) compared to 1995. For the nine months ended September 30, 1996, the Company produced 1.553 million phosphoric acid (P2O5) tonnes from its phosphate operations, compared to .554 million tonnes in 1995.

     Potash unit cost of sales increased by 15 percent in the first nine months of 1996 compared to the same period in 1995 due in part to 16.4 additional shutdown weeks and a greater proportion of higher cost New Brunswick product in the mix.

     Depreciation expense for the first nine months of 1996 was $67.2 million compared to $44.1 million in 1995, an increase of $23.1 million or 52 percent. The increase is a result of $26.7 million additional depreciation from the acquired phosphate operations. Depreciation expense for the potash operations decreased by $3.6 million as a result of additional shutdown weeks in the first nine months of 1996 when compared to the same period in 1995.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses during the third quarter of 1996 were $15.1 million as compared to $14.1 million in 1995, an increase of $1.0 million. During the first nine months of 1996, selling and administrative expenses were $44.0 million as compared to $35.5 million in 1995, an increase of $8.5 million. The increase is attributable to the acquisitions of PCS Phosphate and White Springs and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     Increased profitability at certain of the mines increased the rate of taxes paid to the Saskatchewan government but total taxes were reduced by lower prices and potash sales volumes from Saskatchewan. For the third quarter of 1996, Saskatchewan provincial mining and other taxes were $8.6 million as compared to $8.8 million in the third quarter of 1995, a decrease of 2 percent. Potash production tax for the third quarter of 1996 was $5.6 million compared to $6.4 million in the same period in 1995, a decrease of 12 percent. Saskatchewan capital tax was $3.0 million in the third quarter ended September 30, 1996 compared to $2.4 million in the same period in 1995, an increase of 27 percent. For the first nine months of 1996, Saskatchewan provincial mining and other taxes were $29.5 million as compared to $32.6 million in the first nine months of 1995, a decrease of 10 percent. Potash production tax for the first nine months of 1996 was $19.8 million compared to $22.1 million in the same period in 1995, a decrease of 10 percent. Saskatchewan capital tax was $9.7 million in the nine months ended September 30, 1996 compared to $10.5 million in the same period in 1995, a decrease of 8 percent.

INTEREST EXPENSE

     For the third quarter of 1996, interest expense was $11.0 million as compared to $13.8 million in the same period in 1995. For the first nine months of 1996, interest expense was $36.8 million as compared to $26.3 million in the same period in 1995. The 1996 amount includes the debt incurred with the acquisition of the phosphate properties acquired last year in April and October while the 1995 amount includes only the April acquisition.

INCOME TAXES

     Income taxes in the third quarter of 1996 were $8.6 million, compared to $4.3 million in the same period of 1995, an increase of $4.3 million. Income taxes in the first nine months of 1996 were $28.3 million, compared to $9.6 million in the same period of 1995, an increase of $18.7 million. The increase is largely attributable to US withholding taxes, alternative minimum taxes and deferred income tax, relating to the Company's acquired phosphate operations. The tax rate applicable to the U.S. operations for the first nine months of 1996 and for the first nine months of 1995 is approximately 21 percent of income before taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first nine months of 1996 increased by $114.8 million. Cash flow from operations was $267.7 million. Quick and current ratios were 1.18 and 2.05 at September 30, 1996 (.72 and 1.37 respectively at December 31, 1995). The Company paid down its debt by $151.6 million (of which $36.0 million was voluntary) and paid dividends of $35.8 million. At the end of the first nine months of 1996, the debt to capital ratio was at 34.7 percent (41.5 percent at December 31, 1995) and the interest coverage ratio was 6.20:1 (6.02:1 at December 31, 1995). The net debt to market capitalization at September 30, 1996 was 18.6 percent (57.4 percent at December 31, 1995).

OUTLOOK

     The statements in this "Management Discussion and Analysis" in this "Outlook" section, relating to the period after September 30, 1996, are forward-looking statements subject to uncertainties. The Company's financial performance continues to be affected by price, worldwide state of supply and demand for potash and phosphate products, application rates, government assistance programs, weather conditions, exchange rates and availability and agricultural and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shift from one period to another.

     The rising world population and the demand for better diets in developing nations are expected to continue to drive consumption for fertilizer products over the long-term. Over the short-term, there should be increased fertilizer usage over the next few years as world grain stocks are at historically low levels, crop prices remain strong, and governments around the world focus on food production. The Company expects to be an important supplier to these markets. While the consumption trend line is expected to continue to climb over the long-term, there will be, at times, fluctuations in demand.

     The long-term outlook for PCS products continues to be optimistic. In the short term, the offshore DAP market is improving which should support increased prices. Prices remain firm in liquid phosphates. The health of the DAP market depends on continued shipments to China while phosphoric acid is influenced by shipments to India, which remain on schedule. In Brazil, the phosphate market has improved in the second half of 1996. Brazil has been a large purchaser in the potash market in 1996 as well. Subsidy issues in China and India have affected potash shipments there but both countries are using internal inventories and the prospects for 1997 shipments are promising. The feed phosphate business tends to be strongest in the winter months.

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

     The narrative, included under this Management Discussion and Analysis, has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CIVIL ANTITRUST COMPLAINTS

     In June, 1993, the Company and a wholly-owned subsidiary, Potash Corporation of Saskatchewan Sales Limited, whose name has been changed to PCS Sales (Canada) Inc. ("PCS Sales"), were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleges a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint seeks treble damages in an unspecified amount and other relief. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995. United States Magistrate Raymond L. Erickson held oral argument on that motion on April 18, 1996. On September 13, 1996, Magistrate Judge Erickson issued a report recommending that the court grant defendant's motion for summary judgment. That recommendation is currently being considered by Judge Richard H. Kyle, who has scheduled a December 19, 1996 oral argument.

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

ARCADIAN CORPORATION SHAREHOLDER LITIGATION

     Following the public announcement on August 7, 1996 of Arcadian Corporation's execution of a letter of intent with Freeport-McMoRan Inc. concerning a potential business combination, five lawsuits were filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of a purported class of all stockholders of Arcadian Corporation other than the defendants and their affiliates. Arcadian and some or all of its directors (including one former director who was subsequently dismissed from the lawsuits) were named as defendants in the lawsuits. On September 5, 1996, following the public announcement of the Company's proposed acquisition of Arcadian Corporation through a merger (the "Merger"), an amended complaint (the "Amended Complaint") was filed in two of the five lawsuits. The Company is named as an additional defendant in the Amended Complaint, but the Company has not yet received service of process. The Amended Complaint alleges generally that the defendants acted improperly in causing Arcadian Corporation to enter into a merger agreement with the Company, and seeks an injunction preventing the Merger, unspecified monetary damages and other relief. On September 16, 1996, the court signed an order consolidating all five lawsuits and ordering that the Amended Complaint serve as the complaint in the consolidated action. Arcadian and its directors have agreed to respond formally to the Amended Complaint on or before November 27, 1996. The defendants have stated that they intend to vigorously defend the lawsuit.

BFI, INC. LITIGATION

     On May 20, 1995 a complaint was filed by Occidental Chemical Corporation ("Oxychem") against Bienville Forest Investments, Inc. ("BFI, Inc.") seeking conveyance of 365 acres of land from BFI, Inc., pursuant to an option to purchase reclaimed lands. BFI Inc. counterclaimed against Oxychem seeking damages arising from alleged trespass, nuisance, interference with business relationships and fraud. BFI Inc. also, requested that the court require Oxychem to convey certain properties to BFI Inc. that had been previously deeded by BFI Inc. to Oxychem. White Springs Agricultural Chemicals, Inc. ("White Springs") moved to intervene as a party and the court granted the motion. BFI, Inc. has argued that the option is unenforceable on grounds including: (i) the option allegedly constitutes an unreasonable restraint on alienation or a violation of the rule against perpetuities; and (ii) enforcement allegedly is barred by the statute of limitations, by the doctrine of laches, or by estoppel. White Springs has similar options with respect to approximately 25,000 additional acres of land in which BFI, Inc., and/or its affiliates, has an interest. On August 22, 1996, White Springs, BFI, Inc. and Glawson Investments Corp., a BFI, Inc. affiliate ("Glawson"), signed a Settlement Agreement and a Letter of Intent for Operating Agreement. The agreements settle the dispute among the parties as to current and future land ownership and use. The agreements also release White Springs from claims occurring on or after November 1, 1995, but do not release claims that occurred while Occidental Chemical Corporation owned White Springs. Under the agreements, White Springs did not agree to release any of its rights to mine on any property; however, White Springs agreed to release future rights to purchase property in the Suwannee River mine area while acquiring the right to immediately purchase property in the Swift Creek mine area and White Springs agreed to exchange with BFI, Inc. and Glawson certain properties to make their respective holdings more nearly contiguous.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
               2(a)        Agreement and Plan of Merger dated September 2, 1996, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc.
               3(i)        Restated Articles of Incorporation of the registrant dated October
                           31, 1989, as amended May 11, 1995, incorporated by reference to the registrant's report on Form 10-K for the year ended December 31, 1995
                           (the "Form 10-K").
               3(ii)       Bylaws of the registrant dated March 2, 1995, incorporated by reference to the Form 10-K.
               4(a)        Non-revolving Term Credit Facilities Agreement between The Bank of
                           Nova Scotia and other financial institutions and the registrant dated
                           April 10, 1995, incorporated by reference to Exhibit 4(b) to the Form
                           10-K.
               4(b)        First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated May 23, 1995, incorporated by reference to Exhibit 4(c) to the registrant's report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form
                           10-Q").
               4(c)        Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 18, 1995, incorporated by reference to Exhibit 4(d) to the Form 10-Q.
             The registrant hereby undertakes to file with the Securities and Exchange
        Commission, upon request, copies of any constituent instruments defining the rights of holders of long-term debt of the registrant or its subsidiaries that have not been filed herewith because the amounts represented thereby are less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
              10(a)        Suspension Agreement concerning Potassium Chloride from Canada dated
                           January 7, 1988, among U.S. Department of Commerce, Potash
                           Corporation of Saskatchewan, International Minerals and Chemical
                           (Canada) Limited, Noranda, Inc. (Central Canada Potash Co.), Potash
                           Company of America, a Division of Rio Algom Limited, S & P Canada, II
                           (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited,
                           Agent for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
                           incorporated by reference to the registrant's Form F-1 (File No.
                           33-31303) (the "F-1 Registration Statement").
              10(b)        Sixth Voting Agreement dated April 22, 1978, between Central Canada
                           Potash, Division of Noranda, Inc., Cominco Ltd., International
                           Minerals and Chemical Corporation (Canada) Limited, PCS Sales and
                           Texasgulf Inc., incorporated by reference to the F-1 Registration
                           Statement.
              10(c)        Canpotex Limited Shareholders Seventh Memorandum of Agreement
                           effective April 21, 1978, between Central Canada Potash, Division of
                           Noranda Inc., Cominco Ltd., International Minerals and Chemical
                           Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex
                           Limited as amended by Canpotex S & P amending agreement dated
                           November 4, 1987, incorporated by reference to the F-1 Registration
                           Statement.
              10(d)        Producer Agreement dated April 21, 1978, between Canpotex Limited and
                           PCS Sales, incorporated by reference to the F-1 Registration
                           Statement.
              10(e)        PCS Sales -- Saskterra Special Canpotex Entitlement effective June
                           13, 1990, incorporated by reference to the registrant's Form S-1
                           (File No. 33-36283).
              10(f)        Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to the Form 10-K.
              10(g)        Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to the Form
                           10-K.
              10(h)        Esterhazy Restated Mining and Processing Agreement dated January 31,
                           1978, between International Minerals and Chemical Corporation
                           (Canada) Limited and the registrant's predecessor, incorporated by reference to the F-1 Registration Statement.
              10(i)        Agreement dated December 21, 1990, between International Minerals &
                           Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January
                           31, 1978, incorporated by reference to the registrant's report on
                           Form 10-K for the year ended December 31, 1990.
              10(j)        Agreement dated October 13, 1995 between the registrant and Charles
                           E. Childers, incorporated by reference to the Form 10-K.
              10(k)        Potash Corporation of Saskatchewan Inc. Stock Option
                           Plan -- Unaffiliated Directors, incorporated by reference to post-effective amendment No. 5 ("Amendment No. 5") to the
                           registrant's Form S-8 (File No. 33-37855).
              10(l)        Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers
                           and Key Employees, incorporated by reference to Amendment No. 5.
              10(m)        Short Term Incentive Plan of the registrant, effective January 1,
                           1995.
              10(n)        Long-Term Incentive Plan of the registrant, as amended December 15,
                           1995, incorporated by reference to the Form 10-K.

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
              10(o)        Resolution and Forms of Agreement for Supplemental Retirement Income
                           Plan, for officers and key employees of the registrant, incorporated by reference to the Form 10-K.
              10(p)        Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to the Form
                           10-K.
              10(q)        Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to the Form 10-K.
              10(r)        Deferred Compensation Plan, for certain officers of PCS Phosphate
                           Company, Inc, incorporated by reference to the Form 10-K.
              10(s)        Supplemental Retirement Benefits Plan, for eligible employees of PCS
                           Phosphate Company, Inc., incorporated by reference to the Form 10-K.
              10(t)        Second Amended and Restated Membership Agreement dated January 1,
                           1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate
                           Company, Inc.), incorporated by reference to the Form 10-K.
              10(u)        International Agency Agreement dated January 1, 1995, between
                           Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. (now
                           PCS Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to the Form 10-K.
              10(v)        General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf
                           Inc. (now PCS Phosphate Company, Inc.) and Albright & Wilson
                           Americas, Inc., incorporated by reference to the Form 10-K.
              10(w)        Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to the
                           Form 10-K.
              10(x)        Amending Resolution and revised forms of agreement regarding
                           Supplemental Retirement Income Plan of the registrant, incorporated by reference to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter Form
                           10-Q").
              10(y)        Employment Agreement dated May 16, 1996, by and between PCS Phosphate
                           Company, Inc. and Thomas J. Wright, incorporated by reference to the
                           Second Quarter Form 10-Q.
              10(z)        Shareholders Rights Agreement dated November 10, 1994, as amended on
                           March 28, 1995, and May 4, 1995, and approved by shareholders on May
                           11, 1995, incorporated by reference to the Form 10-K.
              11           Statement re Computation of Per Share Earnings.
              27           Financial Data Schedule.

     (b) Reports on Form 8-K

     As of September 11, 1996, the registrant filed a report on Form 8-K regarding its having entered into a definitive merger agreement under which it agreed to acquire all of the outstanding common stock of Arcadian Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                            SASKATCHEWAN INC.


October 31, 1996                          By:  /s/  CHARLES E. CHILDERS
                                             ------------------------------
                                               Charles E. Childers
                                               Chief Executive Officer


October 31, 1996                          By:  /s/  BARRY E. HUMPHREYS
                                             ------------------------------
                                               Barry E. Humphreys
                                               Sr. Vice President,
                                               Finance and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------     -----------------------------------------------------------------------
 2(a)      Agreement and Plan of Merger dated September 2, 1996, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc.
 3(i)      Restated Articles of Incorporation of the registrant dated October 31,
           1989, as amended May 11, 1995, incorporated by reference to the registrant's report on Form 10-K for the year ended December 31, 1995
           (the "Form 10-K").
 3(ii)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to the Form 10-K.
4(a)       Non-revolving Term Credit Facilities Agreement between The Bank of Nova
           Scotia and other financial institutions and the registrant dated April
           10, 1995, incorporated by reference to Exhibit 4(b) to the Form 10-K.
4(b)       First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated May 23, 1995, incorporated by reference to Exhibit 4(c) to the registrant's report on
           Form 10-Q for the quarterly period ended March 31, 1996 (the "Form
           10-Q").
4(c)       Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 18, 1995, incorporated by reference to Exhibit 4(d) to the Form 10-Q.
 10(a)     Suspension Agreement concerning Potassium Chloride from Canada dated
           January 7, 1988, among U.S. Department of Commerce, Potash Corporation of Saskatchewan, International Minerals and Chemical (Canada) Limited,
           Noranda, Inc. (Central Canada Potash Co.), Potash Company of America, a
           Division of Rio Algom Limited, S & P Canada, II (Kalium Chemicals),
           Cominco Ltd., Potash Company of Canada Limited, Agent for
           Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to the registrant's Form F-1 (File No. 33-31303) (the "F-1
           Registration Statement").
 10(b)     Sixth Voting Agreement dated April 22, 1978, between Central Canada
           Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals
           and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf
           Inc., incorporated by reference to the F-1 Registration Statement.
 10(c)     Canpotex Limited Shareholders Seventh Memorandum of Agreement effective
           April 21, 1978, between Central Canada Potash, Division of Noranda
           Inc., Cominco Ltd., International Minerals and Chemical Corporation
           (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
           amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to the F-1 Registration Statement.
 10(d)     Producer Agreement dated April 21, 1978, between Canpotex Limited and
           PCS Sales, incorporated by reference to the F-1 Registration Statement.
 10(e)     PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13,
           1990, incorporated by reference to the registrant's Form S-1 (File No.
           33-36283).
 10(f)     Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to the Form 10-K.
 10(g)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to the Form 10-K.

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------     -----------------------------------------------------------------------
 10(h)     Esterhazy Restated Mining and Processing Agreement dated January 31,
           1978, between International Minerals and Chemical Corporation (Canada)
           Limited and the registrant's predecessor, incorporated by reference to the F-1 Registration Statement.
10(i)      Agreement dated December 21, 1990, between International Minerals &
           Chemical Corporation (Canada) Limited and the registrant, amending the
           Esterhazy Restated Mining and Processing Agreement dated January 31,
           1978, incorporated by reference to the registrant's report on Form 10-K for the year ended December 31, 1990.
10(j)      Agreement dated October 13, 1995 between the registrant and Charles E.
           Childers, incorporated by reference to the Form 10-K.
10(k)      Potash Corporation of Saskatchewan Inc. Stock Option Plan --
           Unaffiliated Directors, incorporated by reference to post-effective amendment No. 5 ("Amendment No. 5") to the registrant's Form S-8 (File
           No. 33-37855).
10(l)      Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers
           and Key Employees, incorporated by reference to Amendment No. 5.
10(m)      Short Term Incentive Plan of the registrant, effective January 1, 1995.
10(n)      Long-Term Incentive Plan of the registrant, as amended December 15,
           1995, incorporated by reference to the Form 10-K.
10(o)      Resolution and Forms of Agreement for Supplemental Retirement Income
           Plan, for officers and key employees of the registrant, incorporated by reference to the Form 10-K.
10(p)      Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to the Form 10-K.
10(q)      Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to the Form 10-K.
10(r)      Deferred Compensation Plan, for certain officers of PCS Phosphate
           Company, Inc, incorporated by reference to the Form 10-K.
10(s)      Supplemental Retirement Benefits Plan, for eligible employees of PCS
           Phosphate Company, Inc., incorporated by reference to the Form 10-K.
10(t)      Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company,
           Inc.), incorporated by reference to the Form 10-K.
10(u)      International Agency Agreement dated January 1, 1995, between Phosphate
           Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS
           Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to the Form 10-K.
10(v)      General Partnership Agreement forming Albright & Wilson Company, dated
           July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now
           PCS Phosphate Company, Inc.) and Albright & Wilson Americas, Inc.,
           incorporated by reference to the Form 10-K.

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------     -----------------------------------------------------------------------
10(w)      Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to the Form 10-K.
10(x)      Amending Resolution and revised forms of agreement regarding
           Supplemental Retirement Income Plan of the registrant, incorporated by reference to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter Form 10-Q").
10(y)      Employment Agreement dated May 16, 1996, by and between PCS Phosphate
           Company, Inc. and Thomas J. Wright, incorporated by reference to the
           Second Quarter Form 10-Q.
10(z)      Shareholders Rights Agreement dated November 10, 1994, as amended on
           March 28, 1995, and May 4, 1995, and approved by shareholders on May
           11, 1995, incorporated by reference to the Form 10-K.
11         Statement re Computation of Per Share Earnings.
27         Financial Data Schedule.