Form 10-Q/A
period 1996-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-01-10
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


                                AMENDMENT NO. 1


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     COMMISSION FILE NUMBER 1-10351

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

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
                                                                         ========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                       MARCH 31,       DECEMBER
                                                                         1996          31, 1995
                                                                      -----------     -----------
                                                                      (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.......................................     $       --      $   40,497
  Accounts receivable.............................................        199,056         223,377
  Inventories (Note 2)............................................        235,380         221,911
  Prepaid expenses................................................         17,740          12,041
  Other current assets............................................          8,509           3,315
                                                                      -----------     -----------
                                                                          460,685         501,141
Property, plant and equipment.....................................      2,016,607       2,032,339
Other assets......................................................         47,807          48,337
                                                                      -----------     -----------
                                                                       $2,525,099      $2,581,817
                                                                        =========       =========
LIABILITIES
Current Liabilities
  Bank indebtedness...............................................     $    3,280      $       --
  Accounts payable and accrued charges............................        174,860         199,222
  Current portion of long-term debt...............................         70,755         164,971
  Current obligations under capital leases........................            871             870
                                                                      -----------     -----------
                                                                          249,766         365,063
Long-term debt....................................................        711,565         711,585
Obligations under capital leases..................................          2,852           2,913
Deferred income tax liability.....................................          9,191           4,743
Accrued post-retirement/post-employment benefits..................         91,313          89,570
Accrued reclamation costs.........................................        153,057         151,531
Other non-current liabilities and deferred credits................         11,782          14,537
                                                                      -----------     -----------
                                                                        1,229,526       1,339,942
                                                                      -----------     -----------
Shareholders' Equity
Share Capital.....................................................        629,477         627,700
Contributed Surplus...............................................        336,486         336,486
Retained Earnings.................................................        329,610         277,689
                                                                      -----------     -----------
                                                                        1,295,573       1,241,875
                                                                      -----------     -----------
                                                                       $2,525,099      $2,581,817
                                                                        =========       =========


              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
OPERATING ACTIVITIES
Working capital from operations
  Net income.......................................................    $  63,678     $  51,475
  Depreciation and amortization....................................       23,300        13,456
  Loss (Gain) on disposal of property, plant and equipment.........           69            (1)
  Provision for deferred income taxes..............................        4,448            --
  Provision for post-retirement/post-employment benefit............        1,743            --
                                                                       ---------     ---------
                                                                          93,238        64,930
Changes in non-cash operating working capital
  Accounts receivable..............................................       24,321       (10,619)
  Inventories......................................................      (12,429)        3,683
  Prepaid expenses.................................................       (5,699)        4,189
  Other current assets.............................................       (5,194)           --
  Accounts payable and accrued charges.............................      (24,362)        8,794
Accrued reclamation costs..........................................        1,524            --
Other non-current liabilities and deferred credits.................       (2,755)           --
                                                                       ---------     ---------
Cash provided by operating activities..............................       68,644        70,977
                                                                       ---------     ---------
Investing Activities
  Additions to property, plant and equipment
  -- Sustaining operations.........................................       (8,384)       (2,026)
  Proceeds on disposal of property, plant and equipment............          324            27
  Additions to other assets........................................          (85)       (2,824)
                                                                       ---------     ---------
Cash used in investing activities..................................       (8,145)       (4,823)
                                                                       ---------     ---------
Cash before financing activities...................................       60,499        66,154
                                                                       ---------     ---------
Financing Activities
  Repayment of long-term obligations...............................      (94,296)           (6)
  Dividends........................................................      (11,757)      (10,673)
  Issuance of shares...............................................        1,777           325
                                                                       ---------     ---------
Cash used in financing activities..................................     (104,276)      (10,354)
                                                                       ---------     ---------
(Decrease) Increase in Cash........................................      (43,777)       55,800
Cash and Cash Equivalents, Beginning of Period.....................       40,497        16,576
                                                                       ---------     ---------
(Bank Indebtedness) Cash and Cash Equivalents, End of Period.......    $  (3,280)    $  72,376
                                                                       =========     =========
Supplemental cash flow disclosure
  Interest paid....................................................    $  14,612     $       6
                                                                       =========     =========
  Income taxes paid................................................    $  20,164     $   2,432
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

       -- Potash Corporation of Saskatchewan (Florida) Inc. (PCS Florida)

     -- Potash Corporation of Saskatchewan Transport Limited (PCS Transport)

     -- PCS Sales (USA), Inc.

     -- PCS Phosphate Company Inc. (PCS Phosphate)

     -- White Springs Agricultural Chemicals, Inc. (White Springs)

2.   INVENTORIES

                                                                        MARCH       DECEMBER 31,
                                                                       31, 1996         1995
                                                                       --------     ------------
Finished product...................................................    $118,482       $115,491
Materials and supplies.............................................      80,614         66,708
Raw materials......................................................       8,988         11,954
Work in process....................................................      27,296         27,758
                                                                       --------     ------------
                                                                       $235,380       $221,911
                                                                       ========     ==========

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

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
Net income as reported in the consolidated statements of income
  and retained earnings.........................................    $   63,678     $   51,475
Item decreasing reported net income
  Deferred income taxes.........................................        (3,227)            --
                                                                    ----------     ----------
Approximate net income -- US GAAP...............................    $   60,451     $   51,475
                                                                    ==========     ==========
Weighted average shares outstanding -- US GAAP..................    45,976,000     43,093,000
                                                                    ==========     ==========
Net income per share -- US GAAP.................................    $     1.31     $     1.19
                                                                    ==========     ==========


                                                                    MARCH 31,     DECEMBER 31,
                                                                       1996           1995
                                                                    ----------    ------------
Total assets as reported in the consolidated statements of
  financial position............................................    $2,525,099     $2,581,817
Item increasing reported total assets
  Deferred income tax asset.....................................        15,371         18,598
                                                                    ----------     ----------
Approximate total assets -- US GAAP.............................    $2,540,470     $2,600,415
                                                                    ==========     ==========
Shareholders' equity as reported in the consolidated statements
  of financial position.........................................    $1,295,573     $1,241,875
Item increasing reported shareholders' equity
  Deferred income taxes.........................................        15,371         18,598
                                                                    ----------     ----------
Approximate shareholders' equity -- US GAAP.....................    $1,310,944     $1,260,473
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

     The $230.9 million increase in net sales is comprised as follows:

                                                                           ($MILLIONS)
                                                                           -----------
          POTASH.........................................................    $ (32.1)
          PHOSPHATES
          Phosphate Rock.................................................        3.3
          Phosphate Fertilizer...........................................      150.2
          Non-fertilizer Products........................................       70.6
          AMMONIA........................................................       38.9
                                                                           -----------
          Total Increase in Sales Revenue................................    $ 230.9
                                                                            ========

     The increase in net income of $12.2 million is largely attributable to additional earnings from the phosphate acquisitions which were offset by an increase in interest expense of $13.8 million relating to debt financing of $878.8 million incurred to purchase PCS Phosphate and White Springs, and an $8.6 million increase in income taxes.


     The phosphate acquisitions contributed $263.0 million additional revenue to PCS's consolidated revenues and an additional $55.7 million to the gross margin compared to the comparable quarter in 1995 (which was prior to the acquisitions of both Texasgulf and White Springs). In potash, first quarter offshore shipments were dampened by economic conditions in Brazil as well as the effect of large 1995 purchases by China and India. Potash and phosphate operation costs were adversely affected by the colder than normal winter temperatures and potash costs were further increased by the incurrence of two additional weeks of shutdown. Gross margins (as a percentage of sales) earned on potash have proven to be higher than the various phosphate products. Ammonia gross margins represent sales commissions for purchased ammonia which PCS resells.


1996 VERSUS 1995

OVERALL REVENUE

     Net sales revenue for the first quarter of 1996 was $366.9 million, an increase of $230.9 million or 170 percent over the first three months of 1995. Potash, phosphate and ammonia revenue for the first quarter of 1996 was $103.9 million, $224.1 million, and $38.9 million, respectively.

POTASH REVENUE

     Potash net sales revenue for the first three months of 1996 decreased by $32.1 million or 24 percent as compared to the first three months of 1995 (1996 -- $103.9 million; 1995 -- $136.0 million). In the first quarter of 1995, large potash purchases by China and Brazil were supplemented by strong pre-season buying in the U.S. While the first quarter of 1996 volumes were less than those of the first quarter of 1995 they were the second highest first quarter volumes in the Company's history and well above the five-year average. As a result, the Company sold 1.457 million tonnes of potash in this year's first quarter, compared to a record 1.944 million tonnes sold in the same period last year, a decrease of .487 million tonnes or 25 percent. Potash prices experienced an overall increase of 2 percent in the first quarter of 1996 as compared to the first quarter of 1995. The overall decrease in potash volumes of 25 percent resulted in a $33.8 million decrease in potash net sales revenue, while the 2 percent increase in overall potash prices resulted in a $1.7 million improvement in potash net sales revenue.

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


                                                 Potash Corporation of Saskatchewan Inc.

January 10, 1997                                 By: /s/ BARRY E. HUMPHREYS
                                                     --------------------------------
                                                     Barry E. Humphreys
                                                     Sr. Vice President, Finance and
                                                     Treasurer

January 10, 1997                                 By: /s/ BARRY E. HUMPHREYS
                                                     --------------------------------
                                                     Barry E. Humphreys
                                                     Sr. Vice President, Finance and
                                                     Treasurer
                                                     (Principal Financial and Accounting
                                                     Officer)