Form 10-Q/A
period 1996-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-01-10
CIK 855931

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
                                                  ========     ========     ========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                     ASSETS




                                                                      JUNE 30,       DECEMBER 31,
                                                                        1996             1995
                                                                     -----------     ------------
                                                                     (UNAUDITED)
Current Assets
  Cash and cash equivalents........................................   $    7,290      $   40,497
  Accounts receivable..............................................      210,158         223,377
  Inventories (Note 2).............................................      222,747         221,911
  Prepaid expenses.................................................       16,922          12,041
  Other current assets.............................................        8,535           3,315
                                                                      ----------      ----------
                                                                         465,652         501,141
Property, plant and equipment......................................    1,985,705       2,032,339
Other assets.......................................................       46,238          48,337
                                                                      ----------      ----------
                                                                      $2,497,595      $2,581,817
                                                                      ==========      ==========
                                           LIABILITIES
Current Liabilities
  Accounts payable and accrued charges.............................   $  167,653      $  199,222
  Current portion of long-term debt................................       88,755         164,971
  Current obligations under capital leases.........................          265             870
                                                                      ----------      ----------
                                                                         256,673         365,063
Long-term debt.....................................................      638,465         711,585
Obligations under capital leases...................................        1,335           2,913
Deferred income tax liability......................................       15,264           4,743
Accrued post-retirement/post-employment benefits...................       92,625          89,570
Accrued reclamation costs..........................................      150,786         151,531
Other non-current liabilities and deferred credits.................        6,478          14,537
                                                                      ----------      ----------
                                                                       1,161,626       1,339,942
                                                                      ----------      ----------

                                      SHAREHOLDERS' EQUITY
Share Capital......................................................      629,571         627,700
Contributed Surplus................................................      336,486         336,486
Retained Earnings..................................................      369,912         277,689
                                                                      ----------      ----------
                                                                       1,335,969       1,241,875
                                                                      ----------      ----------
                                                                      $2,497,595      $2,581,817
                                                                      ==========      ==========


              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                               JUNE 30
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Operating Activities
Net income...........................................................  $ 116,076     $  99,219
Items not affecting cash
  Depreciation and amortization......................................     46,106        32,959
  Loss on disposal of property, plant and equipment..................        150            36
  Provision for deferred income taxes................................     10,521           981
  Provision for post-retirement/post-employment benefits.............      3,055           363
                                                                       ---------     ---------
                                                                         175,908       133,558
Changes in non-cash operating working capital
  Accounts receivable................................................     13,219        (5,195)
  Inventories........................................................        311       (25,370)
  Prepaid expenses...................................................     (4,882)           36
  Other current assets...............................................     (5,220)        9,857
  Accounts payable and accrued charges...............................    (31,569)       27,701
  Accrued reclamation costs..........................................       (750)         (473)
  Other non-current liabilities and deferred credits.................     (8,059)       (1,156)
                                                                       ---------     ---------
Cash provided by operating activities................................    138,958       138,958
                                                                       ---------     ---------
Investing Activities
Acquisition of PCS Phosphate.........................................         --      (798,728)
Additions to property, plant and equipment...........................    (22,042)       (8,606)
Proceeds on disposal of property, plant and equipment................     22,497           287
Disposals of (additions to) other assets.............................        881          (274)
                                                                       ---------     ---------
Cash provided by (used in) investing activities......................      1,336      (807,321)
                                                                       ---------     ---------
Cash (deficiency) before financing activities........................    140,294      (668,363)
                                                                       ---------     ---------
Financing Activities
(Repayment of) proceeds from long-term obligations...................   (151,519)      759,119
Dividends............................................................    (23,853)      (22,313)
Issuance of shares...................................................      1,871         1,336
                                                                       ---------     ---------
Cash (used in) provided by financing activities......................   (173,501)      738,142
                                                                       ---------     ---------
(Decrease) Increase in Cash..........................................    (33,207)       69,779
Cash and Cash Equivalents, Beginning of Period.......................     40,497        16,576
                                                                       ---------     ---------
Cash and Cash Equivalents, End of Period.............................  $   7,290     $  86,355
                                                                       =========     =========
Supplemental cash flow disclosure
  Interest paid......................................................  $  26,583     $   8,629
  Income taxes paid..................................................  $  22,860     $   5,714
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

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Net income as reported in the consolidated
  statements of income and retained
  earnings................................  $52,398....    $   47,744     $  116,076     $   99,219
Item decreasing reported net income
Deferred income taxes.....................      (1,091)            --         (4,318)            --
                                            ----------     ----------     ----------     ----------
Approximate net income -- US GAAP.........  $   51,307     $   47,744     $  111,758     $   99,219
                                            ==========     ==========     ==========     ==========
Weighted average shares outstanding -- US
  GAAP....................................  45,975,000     43,310,000     45,975,000     43,210,000
                                            ==========     ==========     ==========     ==========
Net income per share -- US GAAP...........  $     1.12     $     1.10     $     2.43     $     2.30
                                            ==========     ==========     ==========     ==========

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1996            1995
                                                                     ----------     ------------
Total assets as reported in the consolidated statements of
  financial position...............................................  $2,497,595      $2,581,817
Item increasing reported total assets
Deferred income tax asset..........................................      14,280          18,598
                                                                     ----------      ----------
Approximate total assets -- US GAAP................................  $2,511,875      $2,600,415
                                                                     ==========      ==========
Shareholders' equity as reported in the consolidated statements of
  financial position...............................................  $1,335,969      $1,241,875
Item increasing reported shareholders' equity
Deferred income taxes..............................................      14,280          18,598
                                                                     ----------      ----------
Approximate shareholders' equity -- US GAAP........................  $1,350,249      $1,260,473
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


     The phosphate acquisitions contributed an additional $153.2 million revenue to PCS's consolidated revenues and an additional $24.5 million to the gross margin when compared with the comparable quarter in 1995. North American potash and phosphate sales pricing was under some pressure in the second quarter as a wet spring placed considerable pressure on inventories, while in the feed industry, recent high grain prices resulted in reduced livestock head count which reduced feed requirements. Higher costs were experienced by both potash and phosphate but for different reasons. Potash experienced almost 15 additional weeks of shutdown because of a lower demand by the offshore markets while in phosphate the higher costs were caused by a rescheduling of the White Springs maintenance to be completed all within the second quarter. This was partially offset by lower input costs in the phosphate process. Gross margins (as a percentage of sales) earned on potash have proven to be higher than the various phosphate products. Ammonia gross margins represent sales commissions for purchased ammonia which PCS resells.


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

COST OF GOODS SOLD

     During the second quarter of 1996 the Company produced 1.512 million potassium chloride (KC1) tonnes, a 26 percent decrease from the 2.045 million tonnes produced in the second quarter of 1995, due to lower demand. During the second quarter of 1996 the Company produced .507 million phosphoric acid (P(2)O(5)) tonnes (1995 -- .272 million tonnes), an increase of 86 percent, due principally to the addition of White Springs.

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

     For the six months ended June 30, 1996, the Company produced 3.211 million potassium chloride (KCl) tonnes, compared to 3.930 million tonnes in the first half of 1995, a decrease of .719 million tonnes (18 percent) compared to 1995. For the six months ended June 30, 1996, the Company produced 1.020 million phosphoric acid (P(2)O(5)) tonnes from its phosphate operations, compared to
 .272 million tonnes in 1995.

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

                                          POTASH CORPORATION OF
                                            SASKATCHEWAN INC.


January 10, 1997                               By:    /s/  BARRY E. HUMPHREYS
                                               Barry E. Humphreys
                                               Sr. Vice President, Finance and Treasurer

January 10, 1997                               By:    /s/  BARRY E. HUMPHREYS
                                               Barry E. Humphreys
                                               Sr. Vice President, Finance and Treasurer
                                               (Principal Financial and Accounting Officer)