Form 10-Q/A
period 1996-09-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-01-10
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                            ------------------------


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

                                  306-933-8500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

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
                                                ========     ========     ==========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)




                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                     (UNAUDITED)
                                              ASSETS
Current Assets
  Cash and cash equivalents........................................    $ 108,534        $   40,497
  Accounts receivable..............................................      175,300           223,377
  Inventories (Note 2).............................................      189,457           221,911
  Prepaid expenses.................................................       13,228            12,041
  Other current assets.............................................        3,987             3,315
                                                                      ----------        ----------
                                                                         490,506           501,141
Property, plant and equipment......................................    1,983,780         2,032,339
Other assets.......................................................       46,212            48,337
                                                                      ----------        ----------
                                                                       $2,520,498       $2,581,817
                                                                      ==========        ==========
                                            LIABILITIES
Current Liabilities
  Accounts payable and accrued charges.............................    $ 150,618        $  199,222
  Current portion of long-term debt................................       88,755           164,971
  Current obligations under capital leases.........................          265               870
                                                                      ----------        ----------
                                                                         239,638           365,063
Long-term debt.....................................................      638,465           711,585
Obligations under capital leases...................................        1,268             2,913
Deferred income tax liability......................................       19,478             4,743
Accrued post-retirement/post-employment benefits...................       96,042            89,570
Accrued reclamation costs..........................................      148,386           151,531
Other non-current liabilities and deferred credits.................        6,060            14,537
                                                                      ----------        ----------
                                                                       1,149,337         1,339,942
                                                                      ----------        ----------

                                       SHAREHOLDERS' EQUITY
Share Capital......................................................      629,954           627,700
Contributed Surplus................................................      336,486           336,486
Retained Earnings..................................................      404,721           277,689
                                                                      ----------        ----------
                                                                       1,371,161         1,241,875
                                                                      ----------        ----------
                                                                       $2,520,498       $2,581,817
                                                                      ==========        ==========


              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Operating Activities
Net income...........................................................  $ 162,848     $ 122,296
Items not affecting cash
  Depreciation and amortization......................................     67,242        44,108
  Loss (gain) on disposal of property, plant and equipment...........        786            (7)
  Provision for deferred income taxes................................     14,735         1,576
  Provision for post-retirement/post-employment benefits.............      6,472           762
                                                                       ---------     ---------
                                                                         252,083       168,735
Changes in non-cash operating working capital
  Accounts receivable................................................     48,078       (35,727)
  Inventories........................................................     29,619        (4,705)
  Prepaid expenses...................................................     (1,188)          959
  Other current assets...............................................       (672)        7,579
  Accounts payable and accrued charges...............................    (48,604)       18,193
Accrued reclamation costs............................................     (3,147)       (1,448)
Other non-current liabilities and deferred credits...................     (8,477)         (888)
                                                                       ---------     ---------
Cash provided by operating activities................................    267,692       152,698
                                                                       ---------     ---------
Investing Activities
Additions to property, plant and equipment
  -- Acquisition of PCS Phosphate....................................         --      (812,226)
  -- Additions to property, plant and equipment......................    (37,101)      (14,335)
Proceeds on disposal of property, plant and equipment................     22,285           448
Disposals of (additions to) other assets.............................        309        (9,424)
                                                                       ---------     ---------
Cash used in investing activities....................................    (14,507)     (835,537)
                                                                       ---------     ---------
Cash (deficiency) before financing activities........................    253,185      (682,839)
                                                                       ---------     ---------
Financing Activities
(Repayment of) proceeds from long-term obligations...................   (151,586)      759,105
Proceeds from short-term debt........................................         --        22,947
Dividends............................................................    (35,816)      (33,997)
Issuance of shares...................................................      2,254         2,079
                                                                       ---------     ---------
Cash (used in) provided by financing activities......................   (185,148)      750,134
                                                                       ---------     ---------
Increase in Cash.....................................................     68,037        67,295
Cash and Cash Equivalents, Beginning of Period.......................     40,497        16,576
                                                                       ---------     ---------
Cash and Cash Equivalents, End of Period.............................  $ 108,534     $  83,871
                                                                       =========     =========
Supplemental cash flow disclosure
  Interest paid......................................................  $  39,091     $  22,491
  Income taxes paid..................................................  $  24,419     $   9,375


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


     The phosphate acquisitions contributed an additional $110.0 million in sales revenue and an additional $25.6 million in gross margin compared to the comparable quarter in 1995. Potash revenues have increased in the quarter since customers anticipated price increases in the fall which resulted in higher volumes and lower prices. Costs of potash were up slightly because of the shutdowns experienced in the second quarter. On the other hand the lower costs of input in the phosphate process continued to improve costs and were further improved by the completion of the maintenance at the White Springs operation. Gross margins (as a percentage of sales) earned on potash have proven to be higher than the various phosphate products. Ammonia gross margins represent sales commissions for purchased ammonia which PCS resells.


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

                                          POTASH CORPORATION OF
                                            SASKATCHEWAN INC.


January 10, 1997                               By:  /s/  BARRY E. HUMPHREYS
                                                   -------------------------------------------
                                                    Barry E. Humphreys
                                                    Sr. Vice President, Finance and Treasurer

January 10, 1997                               By:  /s/  BARRY E. HUMPHREYS
                                                   -------------------------------------------
                                                    Barry E. Humphreys
                                                    Sr. Vice President, Finance and Treasurer
                                                    (Principal Financial and Accounting Officer)