Form 10-K/A
period 1995-10-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-01-13
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

     (MARK ONE)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-10351

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
          --------------------------                     -----------------------
          Common Shares No Par Value                     New York Stock Exchange

     Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       ------
PART II  Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.............................................    II-2
PART IV Item 8.   Financial Statements and Supplementary Data........................     F-1

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All figures stated herein are expressed in US funds consistent with the change in reporting currency as described in Note 3 of the consolidated financial statements. In 1995, the Company's Consolidated Statement of Income and Retained Earnings was reformatted to better reflect the nature of the Company's business. In particular, net sales revenue is now being reported as opposed to sales revenue, so that not only is the reported revenue net of discounts and recoverable freight expense but it is also net of the transportation and distribution costs necessary for the delivery of the products to the Company's customers. Certain of the prior years' figures have been reclassified to conform with the current year's presentation.

     Net sales and net income for 1995 improved 123 percent and 75 percent, respectively. Net income for 1995 was $159.5 million (1994 -- $91.2 million) on net sales of $906.9 million (1994 -- $406.9 million), or $3.68 per share (1994 -- $2.12 per share). For 1995, gross margin and operating income were $309.5 million and $224.2 million, respectively, compared to a gross margin of $155.8 million and an operating income of $98.5 million for 1994 (increases of 99 percent and 128 percent respectively).

     The $500.0 million increase in net sales is comprised as follows:

                                                                       ($ MILLIONS)
            POTASH...................................................     $ 57.9
            PHOSPHATES
              Phosphate Rock.........................................        5.0
              Phosphate Fertilizer...................................      257.5
              Non-fertilizer Products................................      149.6
            AMMONIA..................................................       23.0
            FLORIDA FAVORITE FERTILIZER (FFF)........................        7.0
                                                                          ------
            Total Increase in Sales Revenue..........................     $500.0
                                                                          ======

     The increase in net income of $68.3 million is attributable to: the acquisitions of all of the outstanding shares of PCS Phosphate Company, Inc. ("PCS Phosphate", formerly Texasgulf Inc.) on April 10, 1995 and of White Springs Agricultural Chemicals, Inc. ("White Springs") on October 31, 1995, which together contributed $435.1 million in additional net sales revenue; an additional $57.9 million in potash revenue due to a 10 percent increase in potash unit prices and a 5 percent increase in potash sales tonnes (1995 -- 5,847,910 tonnes; 1994 -- 5,568,947 tonnes); 17 fewer mineweeks of shutdown in the potash operations (the number of mineweeks of shutdown is at the discretion of management); and a 6 percent lower potash cost of goods sold on a per unit basis. Interest expense increased by $38.0 million as a result of debt financing of $878.8 million to purchase PCS Phosphate and White Springs.

     On April 10, 1995, the Company acquired PCS Phosphate from Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. for an aggregate purchase price of $819.5 million. PCS Phosphate manufactures and sells solid and liquid phosphate fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes. Its production facility in Aurora, North Carolina is the largest vertically integrated phosphate mine and processing plant in the world. Other assets of PCS Phosphate include: phosphate feed plants in four states; two industrial phosphoric acid plants owned 50 percent in a joint venture carrying on business as Albright & Wilson Company; a solution potash and salt mine in Moab, Utah; an undivided 50 percent interest in an ammonia storage terminal in Savannah, Georgia; and PCS Phosphate's product distribution infrastructure.

     On October 31, 1995, the Company acquired White Springs from Occidental Chemical Corporation, a wholly-owned subsidiary of Occidental Petroleum Corporation, for an aggregate purchase price of $286.5 million (subject to adjustment for working capital). White Springs' primary assets are a phosphate production complex in northern Florida consisting of two mine and chemical plant complexes, Swift Creek and Suwannee River, and a bulk terminal facility in Jacksonville, Florida. Other assets of White Springs include an animal feed plant in Davenport, Iowa and two more at the Suwannee River facility, an ammonia storage terminal in

Houston, Texas and the remaining undivided 50 percent interest in the ammonia storage terminal in Savannah, Georgia owned with PCS Phosphate.

1995 VERSUS 1994

OVERALL REVENUE

     Net sales revenue for 1995 was $906.9 million, an increase of $500.0 million or 123 percent over 1994. Potash, phosphate, FFF fertilizer, and ammonia revenue for 1995 were $421.0 million, $412.1 million, $50.8 million, and $23.0 million, respectively.

POTASH REVENUE

     Potash net sales revenue for 1995 increased by $57.9 million (1995 -- $421.0 million; 1994 -- $363.1 million) or 16 percent as compared to 1994. The Company sold 5.848 million tonnes of potash in 1995, compared to 5.569 million tonnes in 1994, an increase of .279 million tonnes or 5 percent.

     North American and offshore potash sales volumes rose 6 percent and 4 percent, respectively. Potash selling prices in the North American and offshore markets increased by 7 percent and 13 percent, respectively. The overall increase in potash volumes of 5 percent resulted in a $12.2 million increase in potash sales revenue, while a 10 percent increase in overall potash prices resulted in a $45.7 million improvement in potash sales revenue.

     An improvement of 6 percent in North American potash sales volumes and a 7 percent increase in overall domestic selling price resulted in a $17.0 million increase in North American revenue. Potash sales volumes increased .132 million tonnes (1995 -- 2.273 million tonnes; 1994 -- 2.141 million tonnes). In 1995, North American sales revenue from potash operations represented 35 percent of the net potash sales of the Company.

     The modest increase in North American sales volumes can be attributed to a strong spring pre-season and a favorable fall season. A strong, pre-season fill in the spring was offset as wet weather shortened the season. The fall season benefited from optimism in the farm community with respect to the prospects for 1996.

     In the offshore market, the Company sold 3.575 million tonnes (1994 --
3.427 million tonnes), an improvement of 4 percent. Of the 3.575 million tonnes,
3.029 million tonnes were sold through Canpotex and the remaining .546 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets, such as Brazil and Europe, by PCS Sales. In 1995, offshore sales revenue from potash operations represented 65 percent of the net potash sales of the Company.

     Offshore tonnage and prices were up over the previous year primarily because sales to China reached record levels. However, PCS's share of supply to Canpotex fell to 59 percent in 1995 from 61 percent in 1994 because its special entitlement under the 1990 Saskterra purchase agreement expired July 1, 1995. In subsequent years, the PCS share will be based on its share of Saskatchewan capacity, currently 57.5 percent.

     Canpotex sales of 5.16 million tonnes established a new record in 1995 with
1.991 million tonnes sold to China. Net selling prices were up 11 percent in 1995 over 1994 through Canpotex, with a 7 percent increase in tonnage. On the other hand, New Brunswick offshore prices were up 24 percent but tonnage was down 10 percent with the decrease experienced mostly in Europe. The overall result for 1995 was a 19 percent increase in revenue earned from Canpotex and an 11 percent increase in revenue earned from PCS New Brunswick.

PHOSPHATE REVENUE

     Phosphate net sales revenue for the period April 10 to December 31 was $412.1 million. The distribution of this revenue was as follows: phosphate fertilizer $257.5 million (62 percent); non-fertilizer products (animal feed and industrial products) -- $149.6 million (36 percent); and phosphate rock -- $5.0 million (2 percent).

     Net sales revenue from liquid and solid fertilizers was $257.5 million with sales volumes of 1.399 million tonnes. Solid phosphate fertilizer (substantially all DAP) accounted for 59 percent or $151.2 million of the total. Offshore sales of DAP accounted for 54 percent of the solid fertilizer net sales revenue while liquid fertilizers had a 56 percent share of net sales in the North American market. The average net sales price for these fertilizers continued to improve throughout the year as increases in DAP prices more than compensated for certain decreases in liquid fertilizer prices in North America.

     Net sales from animal feed and industrial products were $149.6 million with sales volumes of .596 million tonnes. Feed sales tonnage was .428 million tonnes with 13 percent sold offshore, while the remaining .168 million tonnes were industrial products sold to North American customers. Feed and industrial product prices were flat in comparison to 1994.

     Net sales revenue from phosphate rock was $5.0 million with sales volumes of .211 million tonnes. The average net sales price improved throughout the year.

     North American phosphate revenue accounted for $269.0 million (65 percent) of the total phosphate revenue of $412.1 million. In 1995, approximately 65 percent of the volumes of phosphate rock and phosphate product sales was made on the spot market with the balance made generally under annual contracts. Of the Company's North American phosphate revenue, 48 percent was earned from phosphate fertilizer products which represented 60 percent of the Company's North American sales volumes.

     PhosChem, a phosphate export association established under U.S. law, is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers. Offshore sales accounted for 35 percent of total phosphate product revenue in 1995 and 46 percent of volumes. Of the offshore tonnage, 95 percent was sold as phosphate fertilizer products while 93 percent of offshore revenue was earned from phosphate fertilizer.

AMMONIA REVENUE

     Ammonia sales from White Springs contributed $23.0 million to sales revenue with sales volumes of .115 million tonnes.

COST OF GOODS SOLD

     In 1995, the Company produced 6.071 million potassium chloride (KCl) tonnes, compared to 5.298 million tonnes in 1994, an increase of .773 million tonnes (15 percent).

     In 1995, the Company produced 1.008 million phosphoric acid (P(2)O(5)) tonnes from the two phosphate operations since their acquisition.

     In 1995, potash unit cost of sales decreased by 6 percent compared to the previous year due to reduced shutdown time. There were 17 fewer mineweeks of shutdown in 1995 than in 1994 (the number of mineweeks of shutdown is at the discretion of management).

     Depreciation and amortization expense for 1995 was $71.0 million compared to $39.3 million in 1994, an increase of 81 percent. The $31.7 million increase is a result of higher potash sales volumes and the depreciation resulting from the phosphate acquisitions for the partial year they were owned by the Company.

SELLING AND ADMINISTRATIVE

     In 1995, selling and administrative expenses were $57.0 million as compared to $35.4 million in 1994, an increase of $21.6 million. The increase is attributable to the acquisitions of PCS Phosphate and White Springs and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     Higher potash sales volume from the Saskatchewan mines and increased profitability at certain of the mines increased the taxes paid to the provincial government. In 1995, Saskatchewan provincial mining and other taxes were $43.4 million as compared to $32.4 million in 1994, an increase of 34 percent. Potash production tax for 1995 was $29.6 million compared to $20.6 million in 1994, an increase of 43 percent. The increase is explained in part by the Rocanville mine having been joined by the Allan mine in incurring the profits tax, and in part by overall increased sales. Saskatchewan capital tax was $13.8 million in 1995 compared to $11.7 million in the prior year, an increase of 18 percent.

INTEREST EXPENSE

     In 1995, interest expense was $41.8 million compared to $3.8 million in 1994, an increase of $38.0 million. The purchase of PCS Phosphate was funded through two credit facilities obtained April 10, 1995 and provided by a syndicate of chartered banks. The credit facilities which originally aggregated to $760.0 million were increased by $280.0 million on October 26, 1995. In November 1995 the long-term debt was reduced by the net proceeds of $161.2 million from the November 10, 1995 common share offering. The rate of interest is LIBOR, an international rate of interest, plus 5/8 of one percent. In 1995, the average interest rate was approximately 6.7 percent.

     Interest expense in 1994 and 1993 relates primarily to interest on short-term borrowings under the Company's commercial paper program which were used to retire capital leases and acquisition of Potash Company of America assets. The weighted average short-term debt outstanding in 1994 and 1993 was $18.2 million and $17.1 million respectively. The weighted average interest rate in 1994 was 4.0 percent and in 1993 3.8 percent.

INCOME TAXES

     Income taxes in 1995 were $22.9 million, compared to $3.5 million in 1994, an increase of $19.4 million. The increase is largely attributable to US withholding taxes and deferred income taxes relating to the Company's recently acquired phosphate operations.

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense, earned depletion allowance, and resource allowance, such taxes have not yet been payable by PCS. However, the Company is subject to the Large Corporations Tax. At December 31, 1995, the Canadian tax pools plus the non-capital losses carried forward exceed the book value of PCS's depreciable assets by approximately $100 million. PCS will begin to book a deferred tax provision, at an effective rate of 30 to 35 percent of income before income taxes, once the tax pools plus the non-capital losses carried forward are less than the book value of the assets. This rate assumes that primarily all Canadian profits for income tax purposes are resource profits eligible for the resource allowance and that an earned depletion claim of 25 percent on resource profits is available to the Company. Assuming the status quo, the Company is unlikely to begin to record a Canadian deferred income tax provision until 1997 and is unlikely to pay regular Canadian income taxes until near the end of the decade.

     The subsidiaries of the Company which operate in the United States are subject to US federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular cash income taxes. However, they are subject to the alternative minimum tax, which may be carried forward indefinitely to be applied against regular income tax liability. In addition, the Company is subject to the United States withholding tax on certain payments received from its US subsidiaries. The tax rate for 1995 was approximately 24 percent of taxable income, of which 6 percent represented deferred income taxes, and 18 percent represented cash taxes. Assuming the status quo, the Company will continue to record a US tax provision of 25 to 30 percent for several more years, of which approximately 20 percent will be a deferred tax component, and the remaining 5 to 10 percent is cash taxes.

1994 VERSUS 1993

REVENUE

     Net sales revenue was $406.9 million in 1994, up $156.9 million or 63 percent over 1993. On a consolidated basis, in 1994, the Company sold 5.568 million tonnes of potash, compared to 3.795 million tonnes in 1993. This amounts to an increase of 47 percent.

     Offshore and North American sales volumes rose 78 percent and 15 percent, respectively. The 47 percent increase in potash sales volumes resulted in a $110.5 million increase in potash sales revenue, while a 14 percent increase in overall potash prices resulted in a $46.4 million improvement in potash sales revenue.

North America

     An improvement of 15 percent in North American consolidated potash sales volumes and an 11 percent increase in overall domestic selling price resulted in a $30.4 million increase in North American revenue. North American sales from PCS New Brunswick contributed $9.6 million of the total increase.

     In 1994, the Company sold 2.141 million tonnes of potash, an increase of .272 million tonnes over 1993. The Company sold 1.995 million tonnes from its
Saskatchewan mines (1993 -- 1.845 million tonnes). The remaining .146 million tonnes were sold from PCS New Brunswick (1993 -- .024 million tonnes for a three-month period).

     A good pre-season fill and good weather conditions got the anticipated strong spring season off to a good start in 1994. With near-perfect weather, North American farmers grew record-breaking quantities of corn and soybeans and the Company had a good third quarter fill program as farmers replaced soil nutrients.

     Prices improved on a year-over-year basis but many of the gains made in the spring were lost as market forces put pressure on potash prices.

Offshore

     In 1994, the Company sold 3.427 million tonnes (1993 -- 1.926 million tonnes). Included in the 1994 sales volumes are 2.821 million tonnes (1993 --
1.879 million tonnes) sold to the offshore market through Canpotex and .606 million tonnes (1993 -- .047 million tonnes) from PCS New Brunswick, delivered to offshore markets such as Brazil and Europe by PCS Sales.

     Consumption was up in offshore markets and Canpotex sold a record 4.725 million tonnes, with PCS supplying the major portion. The increase in offshore volumes of 78 percent, along with an increase in price of 17 percent, resulted in a 108 percent increase in offshore revenue.

     The increase in offshore sales volumes is a result of an increase in international demand for potash in developing countries, led by China, India and Brazil. In total, Canpotex sold a record 1.57 million tonnes to China in 1994, with PCS providing 61 percent of the total. In addition to record sales to China, Canpotex sold record tonnage to Malaysia, Thailand, New Zealand and Argentina.

     The increased demand and tight supply situation led to a more favourable environment and higher prices. In the offshore market, contract prices were flat in the first half of 1994, but strengthening spot market prices resulting from increased volumes and a record purchase of tonnage by China in April led to a $4.50 per tonne increase in negotiated prices. Prices also rose in European and Latin American markets.

Florida Favorite Fertilizer

     Florida Favorite Fertilizer sold .333 million tonnes of fertilizer in 1994, compared to .326 million tonnes in 1993, representing a 2 percent increase. The increase in fertilizer tonnes resulted in a $0.9 million increase in fertilizer revenue. In 1994, an increase of 12 percent in the selling price resulted in an increase of $5.4 million in fertilizer revenue.

COST OF GOODS SOLD

     In 1994, PCS produced 5.298 million tonnes of KCl, compared to 1993's 3.902 million tonnes. The increase in tonnes produced was the result of a full year's production at New Brunswick and Patience Lake divisions compared to three months in 1993, combined with reduced shutdown time at the Company's other mine sites.

     In 1994, operating costs on a percentage basis increased by 2 percent over the previous year due to the net effect of the extra tonnage sold and the higher percentage of PCS New Brunswick tonnage included in the total tonnes sold.

     Depreciation and amortization expenses for 1994 were $39.3 million, compared to $29.9 million in 1993, an increase of 31 percent. The $9.4 million increase is a result of higher sales volumes, as depreciation at all PCS mines is calculated on a unit of production basis.

SELLING AND ADMINISTRATIVE

     In 1994, selling and administrative expenses were $35.4 million, as compared to $30.0 million in 1993, an 18 percent increase. The $5.4 million increase is the result of increased legal costs resulting from the defence of anti-trust allegations and a general increase in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     In 1994, Saskatchewan provincial mining and other taxes were $32.4 million as compared to $17.8 million in 1993, an 82 percent increase. Potash production tax for 1994 was $20.6 million compared to $10.0 million in 1993, an increase of 106 percent. Saskatchewan capital tax was $11.7 million in 1994 compared to $7.8 million a year previously, an increase of 50 percent. Higher sales tonnage from the Saskatchewan mines and increased profitability increased the taxes paid to the Saskatchewan provincial government.

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on profits. In 1994, only PCS Rocanville incurred the provincial profits tax. New Brunswick and Saskatchewan divisions pay a provincial crown royalty which is accounted for under cost of goods sold.

OTHER INCOME

     Other income was down $16.7 million as 1993 included $19.4 million in insurance proceeds from the Esterhazy brine inflow settlement.

INTEREST EXPENSE

     In 1994, the Company benefited from lower interest expense which decreased by $4.9 million or 57 percent. Short-term debt of $67.9 million was retired in July 1994 and a capital lease of $17.5 million was paid off in December 1994.

INCOME TAXES

     Income taxes of $3.5 million for 1994 approximated those for 1993. Large Corporation Tax expense for 1994 approximated the 1993 expenditure of $1.9 million. Corporate income taxes for 1994 for one of the Company's subsidiaries were $1.6 million compared to $1.7 million for 1993.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Below is a table summarizing the Company's financial ratios, as computed from its financial statements:

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                       1995       1994      % CHANGE
                                                      ------     ------     --------
            Quick Ratio.............................     .72       1.48       -51.4
            Current Ratio...........................    1.37       2.68       -48.9
            Shareholders' Equity to Total Assets....     .48        .94       -48.9
            Return on Shareholders' Equity..........     13%         9%        44.4
            Book Value per Share....................  $27.33     $22.43        21.8
            Asset Turnover..........................     .35        .40       -12.5
            Return on Investment....................   7.79%      9.24%       -15.7
            Long-term Debt to Equity................  1:1.41      1:377       -99.6

     Cash provided by operating activities for 1995 was $233.5 million (1994 --$150.7 million). The increase in cash from operating activities of $82.8 million is largely attributable to additional net income of $68.3 million and depreciation of $31.6 million. This was partially offset by a net decrease of $24.3 million in non-cash operating working capital. Cash used in investing activities for 1995 was $1,153.2 million, an increase of $1,138.2 million when compared to 1994. The net cash outlay of $812.2 million for the acquisition of Texasgulf and $291.5 million for White Springs accounted for most of the increase. Capital for sustaining operations increased by $22.8 million because of the acquisition of the two phosphate operations. Cash provided by financing activities in 1995 was $943.6 million. Proceeds from long-term obligations and share issuance were $825.5 million and $163.9 million, respectively. The Company paid dividends totalling $45.8 million. In 1994, the Company repaid $88.5 million in short-term and long-term obligations and paid $33.0 million in dividends.

     The debt financed acquisitions in 1995 resulted in a much different set of liquidity ratios for the year but fundamentals of the Company remain healthy. Working capital increased in 1995 by $32.8 million and cash flow from operations by $82.8 million. Although quick and current ratios have been approximately halved, the cash generation ability of the Company has been enhanced by the two phosphate operations as well as an improving potash business. The debt to capital ratio is at 42 percent and interest coverage 5.4 times. The net debt to market capitalization at year-end is 26 percent. It is important to note that these ratios will be more reflective of the true substance of the business once a full year's activity from the newly-acquired phosphate operations has been recorded.

     The Company's debt financing of the phosphate acquisitions in 1995 totalled $1.04 billion but has since been reduced to $827.4 million after applying the net proceeds of $161.2 million from an equity offering, and scheduled payments. The loan consisted of two facilities with the first in the amount of $480 million having payment terms on a semi-annual basis ending June 30, 2000. The second facility of $560 million also has payments on a semi-annual basis and a final payment on December 28, 2000, but has smaller payments during the term and a balloon payment at the end of the term. Both facilities are currently subject to the same rate of interest, which is LIBOR-based. Certain covenants within the loan agreement ensure that surplus cash is applied against the first facility thereby reducing semi-annual instalments in inverse order of maturity, until the first facility has been paid in full.

     The cash flow is projected to be positive in the future. Free cash, after operational and sustaining capital expenditures, is expected to allow for the reduction of the term facility.

     A Commercial Paper program, with an authorized limit of $73.2 million is in place to meet short-term (less than 365 days) needs. PCS could also draw down on a line of credit of $95.2 million with PCS's main bank.

     Liquidity will be tight during the initial stages of the acquisitions, but projected cash flows are expected to alleviate this within several months. In the near future, PCS is not anticipating either a significant downturn in sales or an extension of normal terms. Debt levels should be reduced sufficiently in the short term to allow for financing flexibility within the Company's current facilities, if the need arises.

OTHER MATTERS -- ENVIRONMENTAL

     The Company is subject to various environmental laws and regulations especially as they apply to operations in North Carolina, Florida and Utah, but more broadly throughout the United States and Canada. Expenditures relating to these environmental efforts are perceived to be part of the normal course of business. Future laws and regulations or changes to existing laws and their impact cannot be predicted.

     Capital expenditures in 1995 totalled $6.6 million in the environmental area while $37.2 million was incurred as environmental operating expense. Expenditures in 1996 are expected to be of a similar magnitude.

OUTLOOK

     The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in this "Outlook" section relating to the period after 1995, are forward-looking statements subject to uncertainties.

     The Company's financial performance continues to be affected by price, worldwide state of supply and demand for potash and phosphate products, application rates, government assistance programs, weather conditions, exchange rates and agricultural and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company has the benefit of a degree of diversification that it did not have in the past, given its animal feed and industrial acid business, in addition to its fertilizer business.

     Exchange rate fluctuations will have a much smaller impact on the net income of the Company, since the reporting currency is now US dollars. Substantially all of its sales and approximately 65 percent of its expenses are denominated in US dollars and therefore there is considerably less exposure to exchange rate fluctuations than in the past. This is expected to be even less of an issue in 1996, when phosphate operations will reflect a full year's activity. All things being equal, an increase in the Canadian dollar relative to the US dollar would have a negative impact on net income since approximately 35 percent of the Company's expenses in 1995 were incurred in Canadian dollars. The average exchange rate of the Canadian dollar compared to the US dollar for 1995 was $0.7286, compared to $0.7322 in 1994 or a $0.0036 change.

     North American potash and phosphate demand in fertilizer is generally considered mature but is expected to fluctuate slightly from year to year, as a function of acres planted and application rates, which in turn are influenced by crop prices and weather conditions.

     The Company expects its North American potash sales volumes in 1996 to be stronger given reports that: no set asides are expected this spring (resulting in the planting of over 9 million more acres of corn and 5 million more acres of wheat); reported low world grain stocks (at just 13 percent of consumption); corn futures poised to challenge the historic high of $4 per bushel set in October 1974; and sustained optimism in the farm communities. For similar reasons, phosphate sales volumes into the North American market are expected to be slightly higher in 1996, especially in the DAP market.

     PCS expects pricing of potash will see a slight firming for the North American market as compared to 1995, while offshore prices are expected to continue to increase. Pricing for agricultural phosphates is expected to be up in 1996 versus 1995 and the pricing of feed and industrial products is expected to be marginally higher than in 1995.

     Continued good levels of demand in China, India and Brazil are expected to keep the offshore market tight and price levels firm.

     The Company's international business is affected by competition from other world producers and is also influenced by the existence of government subsidies. In potash, given PCS's excess capacity, there is greater opportunity in the growing offshore markets for PCS than for its competitors.

     White Springs' surplus production of sulphuric acid is expected to be used at Aurora, thereby placing less reliance on outside suppliers for sulphuric acid inputs. Similarly, other opportunities for synergies will be explored in the production of feed products.

     Mining costs are not expected to increase at a rate greater than the anticipated rate of inflation. Natural gas costs are expected to be reduced by approximately 15 percent in the Saskatchewan operations based on existing contracts for 1996. Input costs for phosphate processing are expected to be up in 1996 for sulphur by 7 to 9 percent, but ammonia costs are expected to increase only marginally over 1995.

     Capital expenditures in 1996 will exceed those in 1995, primarily due to a full year of phosphate ownership and operation. Plans for such expenditures are limited to sustaining capital. Given the low rates of inflation in Canada (1.7 percent) and the United States (2.5 percent) during 1995, future decisions for capital purchases or otherwise are not expected to be influenced by this factor.

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations, has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles (GAAP). Under Canadian GAAP, dollar figures reported for years prior to the year the Company elected to report in US funds (1995) have been converted at the rate of 1.4028. This rate is the month-end rate at December 31, 1994 and is prescribed for use under the Translation of Convenience Method. For purposes of reporting this section under US GAAP, revenue and expenditures denominated in US dollars would have to be multiplied by the exchange rate used under the Translation of Convenience Method (1.4028) and then divided by 1.3730 and 1.2885 for each of the years 1994 and 1993, respectively, to arrive at the revenue and expenditures as they would have been reported historically under US GAAP. For the statements of Financial Position, the year-end rate would be used for conversion. See the Consolidated financial statements, Note 27 reconciling the consolidated financial statements to US GAAP and the supplemental schedules applying US GAAP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                         INDEX TO FINANCIAL STATEMENTS

                        PART I -- FINANCIAL INFORMATION

Auditors' Report.....................................................................     F-2
Consolidated Statements of Financial Position -- December 31, 1995...................     F-3
Consolidated Statement of Income and Retained Earnings for the
  Years Ended December 31, 1995......................................................     F-4
Consolidated Statement of Cash Flow for the Years Ended December 31, 1995............     F-5
Notes to Consolidated Financial Statements...........................................     F-6
Supplemental Schedule of Consolidated Financial Position as at December 31...........    F-27
Supplemental Schedule of Consolidated Income and Retained Earnings for the
  Years Ended December 31............................................................    F-28
Supplemental Schedule of Consolidated Cash Flow for the Years Ended December 31......    F-29

                                AUDITORS' REPORT

To the Shareholders of
  POTASH CORPORATION OF SASKATCHEWAN INC.

     We have audited the consolidated statements of finanial position of Potash Corporation of Saskatchewan Inc. as at December 31, 1995 and 1994 and the consolidated statements of income and retained earnings and of cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1995 and 1994, and the results of its operations and the changes in its financial position for each of the three years in the period ended December 31, 1995 in accordance with Canadian generally accepted accounting principles.

February 12, 1996, except as to                                DELOITTE & TOUCHE
Note 28, which is as of                                    Chartered Accountants
December 11, 1996

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               AS AT DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                                        1995          1994
                                                                      ---------     ---------
ASSETS
Current Assets
  Cash and cash equivalents.........................................  $  40,497     $  16,576
  Accounts receivable (Note 6)......................................    223,377        74,103
  Inventories (Note 7)..............................................    221,911        60,847
  Prepaid expenses (Note 8).........................................     12,041        13,187
  Other current assets..............................................      3,315            --
                                                                      ----------    ----------
                                                                        501,141       164,713
Property, plant and equipment (Note 9)..............................  2,032,339       853,688
Other assets (Note 10)..............................................     48,337         9,365
                                                                      ----------    ----------
                                                                      $2,581,817    $1,027,766
                                                                      ==========    ==========
LIABILITIES
Current Liabilities
  Accounts payable and accrued charges (Note 12)....................  $ 199,222     $  60,877
  Current portion of long-term debt (Note 13).......................    164,971            --
  Current obligations under capital leases (Note 14)................        870           555
                                                                      ----------    ----------
                                                                        365,063        61,432
Long-term debt (Note 13)............................................    711,585            --
Obligations under capital leases (Note 14)..........................      2,913         2,000
Deferred income tax liability (Note 21).............................      4,743            --
Accrued post-retirement/post-employment benefits (Note 15)..........     89,570            --
Accrued reclamation costs (Note 16).................................    151,531            --
Other non-current liabilities and deferred credits..................     14,537            --
                                                                      ----------    ----------
                                                                      1,339,942        63,432
                                                                      ----------    ----------
SHAREHOLDERS' EQUITY
Share Capital (Note 17).............................................    627,700       463,811
  Unlimited authorization of common shares; issued and outstanding
     45,439,667 and 42,988,238 shares in 1995 and 1994, respectively
Contributed Surplus.................................................    336,486       336,486
Retained Earnings...................................................    277,689       164,037
                                                                      ----------    ----------
                                                                      1,241,875       964,334
                                                                      ----------    ----------
                                                                      $2,581,817    $1,027,766
                                                                      ==========    ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                            1995          1994          1993
                                                          ---------     ---------     ---------
Net sales (Note 18).....................................  $ 906,897     $ 406,904     $ 249,960
Cost of goods sold......................................    597,355       251,098       172,466
                                                          ---------     ---------     ---------
GROSS MARGIN............................................    309,542       155,806        77,494
                                                          ---------     ---------     ---------
Research and development................................      1,553         1,534         1,588
Selling and administrative expenses.....................     56,985        35,441        29,958
Provincial mining and other taxes (Note 19).............     43,388        32,352        17,795
Insurance proceeds......................................         --            --       (19,400)
Other income............................................    (16,633)      (11,996)       (9,316)
                                                          ---------     ---------     ---------
                                                             85,293        57,331        20,625
                                                          ---------     ---------     ---------
OPERATING INCOME........................................    224,249        98,475        56,869
INTEREST EXPENSE (NOTE 20)..............................     41,817         3,772         8,686
                                                          ---------     ---------     ---------
INCOME BEFORE INCOME TAXES..............................    182,432        94,703        48,183
INCOME TAXES (NOTE 21)..................................     22,946         3,484         3,486
                                                          ---------     ---------     ---------
NET INCOME..............................................    159,486        91,219        44,697
RETAINED EARNINGS, BEGINNING OF YEAR....................    164,037       105,868        82,096
DIVIDENDS...............................................    (45,834)      (33,050)      (20,925)
                                                          ---------     ---------     ---------
RETAINED EARNINGS, END OF YEAR..........................  $ 277,689     $ 164,037     $ 105,868
                                                          =========     =========     =========
NET INCOME PER SHARE (NOTE 22)..........................  $    3.68     $    2.12     $    1.13
                                                          =========     =========     =========
DIVIDENDS PER SHARE.....................................  $    1.06     $    0.77     $    0.53
                                                          =========     =========     =========

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE YEARS ENDED DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                              1995          1994         1993
                                                           ----------     --------     --------
OPERATING ACTIVITIES
Working capital from operations
  Net income.............................................  $  159,486     $ 91,219     $ 44,697
  Depreciation and amortization..........................      70,953       39,326       29,927
  Loss on disposal of fixed assets.......................         726          340          144
  Provision for deferred income tax......................       4,743           --           --
  Provision for post-retirement/post-employment
     benefits............................................       2,052           --           --
                                                           ----------     ---------    ---------
                                                              237,960      130,885       74,768
Changes in non-cash operating working capital
  Accounts receivable....................................     (48,831)     (14,356)       6,261
  Inventories............................................       9,297       14,562      (21,855)
  Prepaid expenses.......................................       2,521          468         (282)
  Other current assets...................................       1,778           --           --
  Accounts payable and accrued charges...................      26,581       19,146        3,403
Accrued reclamation costs................................       5,214           --           --
Other non-current liabilities and deferred credits.......      (1,037)          --           --
                                                           ----------     ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES....................     233,483      150,705       49,773
                                                           ----------     ---------    ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment
  Acquisition of Texasgulf Inc. (Note 4).................    (812,226)          --           --
  Acquisition of White Springs Agricultural Chemicals,
     Inc. (Note 5).......................................    (291,540)          --           --
  Acquisition of Potash Company of America...............          --           --     (111,727)
  Sustaining operations..................................     (39,596)     (16,751)     (15,796)
Proceeds on disposal of fixed assets.....................         503        2,039          229
Additions to other assets................................     (10,298)        (329)      (2,563)
                                                           ----------     ---------    ---------
CASH USED IN INVESTING ACTIVITIES........................  (1,153,157)     (15,041)    (129,857)
                                                           ----------     ---------    ---------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES............    (919,674)     135,664      (80,084)
                                                           ----------     ---------    ---------
FINANCING ACTIVITIES
Proceeds from (repayment of) long-term obligations.......     825,540      (20,633)     (31,342)
Repayment of (proceeds from) short-term debt.............          --      (67,851)      55,121
Dividends................................................     (45,834)     (33,050)     (20,925)
Issuance of shares.......................................     163,889        2,446       70,487
                                                           ----------     ---------    ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........     943,595     (119,088)      73,341
                                                           ----------     ---------    ---------
INCREASE (DECREASE) IN CASH..............................      23,921       16,576       (6,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............      16,576           --        6,743
                                                           ----------     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...................  $   40,497     $ 16,576     $     --
                                                           ==========     =========    =========
Supplemental cash flow disclosure
  Interest paid..........................................  $   38,836     $  4,054     $  9,387
  Income taxes paid......................................  $    6,242     $  1,200     $  4,899

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF US DOLLARS)

1.   DESCRIPTION OF BUSINESS

     Potash Corporation of Saskatchewan Inc. (PCS) is an integrated fertilizer company. The Company's potash producing assets include five mines and mills and mining rights to potash reserves at a sixth location all located in the Province of Saskatchewan, one mine and mill located in the Province of New Brunswick and one mine and mill located in the State of Utah. The Company's phosphate producing assets include a vertically-integrated phosphate mine and processing plant located in the State of North Carolina, phosphate feed plants in four states, and two industrial phosphoric acid plants owned in a joint venture carrying on business as Albright & Wilson Company. As a result of the recent acquisition of all the outstanding shares of White Springs Agricultural Chemicals, Inc., the Company also owns phosphate production facilities in the State of Florida comprised of two mine and chemical plant complexes, a bulk terminal facility in Florida, two ammonia terminals located in the States of Georgia and Texas, a feed plant in the State of Iowa and two other feed plants at one of the facilities in Florida.

     The Company sells potash from its Saskatchewan mines for use outside North America exclusively to Canpotex Limited (Canpotex). Canpotex, a potash export, sales and marketing company owned in equal shares by the four potash producers in the Province of Saskatchewan (including the Company), resells potash to offshore customers. Potash Corporation of Saskatchewan Sales Limited (PCS Sales), a wholly-owned subsidiary of the Company, executes offshore marketing and sales for the Company's New Brunswick potash and executes marketing and sales for the Company's potash and phosphate products in North America. PhosChem, a phosphate export association established under US law, is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada. These policies are consistent with accounting principles generally accepted in the United States except as outlined in Note 27 . The following policies are considered to be significant:

Principles of Consolidation

     The consolidated financial statements include the accounts of PCS and its operating subsidiaries (the "Company" except to the extent the context otherwise requires):

-- Potash Corporation of Saskatchewan Sales Limited (PCS Sales)

   -- PCS Sales (Iowa), Inc.

   -- PCS Sales (Indiana), Inc.

   -- Potash Corporation of Saskatchewan (Florida) Inc. (PCS Florida)

-- Potash Corporation of Saskatchewan Transport Limited (PCS Transport)

-- PCS Phosphate Company, Inc. (PCS Phosphate)

-- Albright & Wilson Company (proportionately consolidated)

-- White Springs Agricultural Chemicals, Inc. (White Springs)

     All significant intercompany balances and transactions have been eliminated.
determined using the first in, first out (FIFO) method. Inventories of materials and supplies are valued at the lower of average cost and replacement cost.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost, except for mineral properties and rights to be distributed which are carried at the lower of cost or fair value. Costs of additions, betterments and renewals are capitalized. The Company periodically reviews property, plant and equipment for indicators of potential impairment. Impairment would be measured by comparing book value against the estimated undiscounted future operating cash flows and any such impairment loss would be included in the statement of income.

     Maintenance and repair expenditures which do not improve or extend productive life are expensed as incurred.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are provided for on a basis and at rates calculated to amortize the cost of the fixed assets over their estimated useful lives. Depreciation and amortization rates for all mine assets (including mine development costs) and potash mills are determined using the units of production method based on estimates of proven and probable reserves. Other asset classes are depreciated or amortized on a straight-line basis as follows: land improvements 5 to 30 years, buildings and improvements 6 to 30 years and machinery and equipment 5 to 20 years.

RESEARCH AND DEVELOPMENT COSTS

     Research costs are expensed as incurred.

     Development costs include costs for equipment, labor and material relating to the testing or evaluating of product and process alternatives. These costs are deferred and amortized on a straight-line basis over a period not exceeding five years unless the project is determined not to be economically feasible and of no future benefit to the Company, at which time the costs are expensed.

OTHER ASSETS -- DEFERRED CHARGES

     Issue costs of long-term obligations are amortized over the term of the related liability.

     Preproduction costs represent costs incurred during the start-up phase of new milling facilities, net of revenue earned, and are amortized on a straight-line basis over ten years.

     Trade names and goodwill are being amortized on a straight-line basis over their estimated useful lives of 15 years. Impairment would be identified by comparing book value against the estimated undiscounted future operating cash flows, and any such impairment loss would be included in the statement of income.

     The cost of constructing bases for gypsum stacks is capitalized to Other Assets and is amortized on a straight-line basis over their estimated useful lives of three years.

LEASES

     Leases entered into are classified as either capital or operating leases. Leases that transfer substantially all of the benefits and risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with the related long-term obligation. Equipment acquired under capital leases is being depreciated on the same basis as other fixed assets. Gains or time a capital lease is entered into, an asset is recorded together with the related long-term obligation. Equipment acquired under capital leases is being depreciated on the same basis as other fixed assets. Gains or losses resulting from sale-leaseback transactions are deferred and amortized in proportion to the amortization of the leased asset. Rental payments under operating leases are charged to expense as incurred.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

REVENUE RECOGNITION

     Sales revenue is recognized when the product is shipped or a service is performed. Revenue is recorded based on the F.O.B. mine or plant price. Transportation costs are recovered from the customer through sales pricing.

POST-EMPLOYMENT AND POST-RETIREMENT BENEFITS

     Accrual of the costs of providing certain post-retirement benefits, including medical and life insurance coverage, during the active service period of the employee is recorded monthly and adjusted annually as actuaries reports become available.

     Accrual during periods of active employment, for the expected cost of certain benefits payable to former or inactive employees, is also recorded monthly and adjusted annually. These benefits include long-term disability income payments and related medical and insurance costs.

FOREIGN EXCHANGE TRANSACTIONS

     PCS and its operating subsidiaries all have the US dollar as their functional currency.

     Operating transactions are translated to United States dollars at the average exchange rate of the previous month. Monetary assets and liabilities are translated at period end exchange rates. Non-monetary assets owned at December 31, 1994 have been translated under the Translation of Convenience Method at the December 31, 1994 year end exchange rate of US $1.00 = CDN $1.4028. Additions subsequent to December 31, 1994 are translated at the exchange rate prevailing at the time of the transaction.

CASH EQUIVALENTS

     Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

3.   CHANGE IN REPORTING CURRENCY

     The consolidated financial statements of the Company have historically been expressed in Canadian dollars. As a result of sales revenues and a significant portion of expenses, assets and debt being denominated in United States dollars and the increasing international focus of the Company's operations, the United States dollar has become the principal currency of the Company's business. Accordingly, the US dollar has been adopted as the currency of measurement and as the reporting currency effective January 1, 1995.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The comparative financial information for 1994 and 1993 has been translated into US dollars at the December 31, 1994 year end exchange rate of US$1.00 = Cdn$1.4028 using the Translation of Convenience Method. The following is a summary of the Company's comparative amounts expressed in Canadian dollars had the US dollar not been used as the currency of measurement or as the reporting currency.

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                            (IN THOUSANDS OF CANADIAN DOLLARS)
    Net sales..........................................  $1,242,203     $  570,805     $  350,643
    Operating Income...................................  $  307,487     $  138,140     $   79,776
    Net Income.........................................  $  219,209     $  127,962     $   62,701
    Cash from operations...............................  $  323,195     $  211,409     $   69,821
    Total Assets.......................................  $3,557,823     $1,441,750     $1,453,988
    Shareholders' Equity...............................  $1,728,530     $1,352,767     $1,267,737
    Net Income Per Share...............................  $     5.07     $     2.98     $     1.58

4.   ACQUISITION OF TEXASGULF INC.

     On March 5, 1995, the Company signed a stock purchase agreement with Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc., to purchase all of the outstanding shares of Texasgulf Inc., a producer of phosphate rock and phosphate products. On April 10,1995, the Company acquired such shares for $832,568 (including acquisition costs). The acquisition was financed by cash of $72,568 and debt financing of $760,000. The results of operations are included in the accompanying consolidated financial statements since the date of purchase.

     Net assets acquired were:

            Working capital..........................................  $ 113,513
            Fixed assets and other assets............................    928,283
                                                                       ----------
                                                                       1,041,796
            Long-term debt and other long-term liabilities...........    209,228
                                                                       ----------
            Net assets acquired......................................    832,568
            Less: Cash acquired......................................     20,342
                                                                       ----------
            Net cash outlay..........................................  $ 812,226
                                                                       ==========

5.   ACQUISITION OF WHITE SPRINGS AGRICULTURAL CHEMICALS, INC.

     On September 11, 1995 the Company signed a stock purchase agreement with Occidental Chemical Corporation (Oxychem) to purchase all of the outstanding shares of White Springs Agricultural Chemicals, Inc. (formerly the Agricultural Products Division of Oxychem), a producer of phosphate rock and phosphate products. On October 31, 1995, the Company acquired such shares for an aggregate purchase price of $291,540 (including acquisition costs). The acquisition was financed by cash of $11,540, debt financing of $118,816 and the net proceeds of a share offering of $161,184. The results of operations are included in the accompanying consolidated financial statements since the date of purchase.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     Net assets acquired were:

            Working capital (subject to adjustment)...................  $ 86,540
            Fixed assets and other assets.............................   286,633
                                                                        --------
                                                                         373,173
            Long-term debt and other long-term liabilities............    81,633
                                                                        --------
            Net assets acquired.......................................  $291,540
                                                                        ========

6.   ACCOUNTS RECEIVABLE

                                                                           1995         1994
                                                                         --------     --------
    Trade Accounts -- Canpotex Limited.................................  $ 42,129     $ 36,951
                     -- Other..........................................   174,383       32,997
    Non-trade accounts.................................................    11,124        5,091
                                                                         --------     --------
                                                                          227,636       75,039
    Less allowance for doubtful accounts...............................     4,259          936
                                                                         --------     --------
                                                                         $223,377     $ 74,103
                                                                         ========     ========

7.   INVENTORIES

                                                                           1995         1994
                                                                         --------     --------
    Finished product...................................................  $115,491     $ 37,016
    Materials and supplies.............................................    66,708       23,831
    Raw materials......................................................    11,954           --
    Work in process....................................................    27,758           --
                                                                         --------     --------
                                                                         $221,911     $ 60,847
                                                                         ========     ========

8.   PREPAID EXPENSES

                                                                           1995         1994
                                                                         --------     --------
    Prepaid freight....................................................  $  9,193     $  9,465
    Other..............................................................     2,848        3,722
                                                                         --------     --------
                                                                         $ 12,041     $ 13,187
                                                                         ========     ========

     Prepaid freight relates to product inventory stored at warehouse facilities which is invoiced to customers at the time of sale of the inventory.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

9.   PROPERTY, PLANT AND EQUIPMENT

                                                                          1995
                                                      --------------------------------------------
                                                                      ACCUMULATED
                                                                    DEPRECIATION AND     NET BOOK
                                                        COST          AMORTIZATION         VALUE
                                                      ---------     ----------------     ---------
    Land and improvements...........................  $ 207,868         $ 15,183         $ 192,685
    Buildings and improvements......................    381,370           83,563           297,807
    Machinery and equipment.........................  1,734,288          315,458         1,418,830
    Mine development costs..........................    126,003           32,761            93,242
    Equipment under capital lease...................     36,955            7,180            29,775
                                                      ----------        --------         ----------
                                                      $2,486,484        $454,145         $2,032,339
                                                      ==========        ========         ==========

                                                                           1994
                                                       --------------------------------------------
                                                                        ACCUMULATED
                                                                      DEPRECIATION AND     NET BOOK
                                                          COST          AMORTIZATION        VALUE
                                                       ----------     ----------------     --------
    Land and improvements............................  $   52,544         $ 12,763         $ 39,781
    Buildings and improvements.......................     341,330           76,358          264,972
    Machinery and equipment..........................     685,505          262,718          422,787
    Mine development costs...........................     126,425           30,329           96,096
    Equipment under capital lease....................      36,450            6,398           30,052
                                                       ----------         --------         --------
                                                       $1,242,254         $388,566         $853,688
                                                       ==========         ========         ========

10. OTHER ASSETS

                                                                              1995      1994
                                                                             -------   -------
    Deferred charges -- net of accumulated amortization
      Issue costs -- long-term obligations.................................  $ 7,994   $   108
      Preproduction costs..................................................    2,576     2,311
      Trade names..........................................................    1,740     1,657
      Goodwill.............................................................    1,830     1,973
      Gypstack linings.....................................................    6,407        --
    Prepaid pension costs..................................................   11,958        --
    Land held for sale.....................................................   10,464        --
    Investments............................................................    3,952     2,337
    Notes receivable.......................................................    1,416       979
                                                                             -------   -------
                                                                             $48,337   $ 9,365
                                                                             =======   =======

11. SHORT-TERM DEBT

     The Company has available lines of credit for short-term financing in the amount of $91,600 at December 31, 1995 (1994 -- $107,000). The lines of credit are unsecured.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

12. ACCOUNTS PAYABLE AND ACCRUED CHARGES

                                                                            1995        1994
                                                                          --------     -------
    Trade accounts......................................................  $155,891     $42,437
    Accrued interest....................................................     2,993          12
    Accrued payroll.....................................................    14,968       5,931
    Income taxes........................................................    13,351       1,390
    Dividends...........................................................    12,019      11,107
                                                                          --------     -------
                                                                          $199,222     $60,877
                                                                          ========     =======

13. LONG-TERM DEBT

                                                                            1995        1994
                                                                          --------     -------
    BANK OF NOVA SCOTIA
    Facility A..........................................................  $274,416     $    --
      Matures June 30, 2000 with three semi-annual instalments of
         $44,400 and six semi-annual instalments of $50,400 with
         interest at a floating rate. Loan covenants ensure that surplus cash as defined by a formula is to be applied against Facility
         A thereby reducing semi-annual instalments in the inverse order of maturity until the first tranche has been paid in full with no penalty for early retirement. The loan is unsecured with no penalty for early retirement and bore interest (LIBOR +  5/8%)
         at an average rate of 6.7% in 1995 and 6.4% at December 31,
         1995.
    Facility B..........................................................   553,000          --
      Matures December 28, 2000 with three semi-annual instalments of
         $7,000 and six semi-annual instalments of $14,930, the balance due December 28, 2000. The loan is unsecured with no penalty for early retirement and bore interest (LIBOR +  5/8%) at an average rate of 6.7% in 1995 and 6.4% at December 31, 1995.
    Industrial Revenue and Pollution Control Obligations................    49,140
      Adjustable Rate Industrial Revenue and Pollution Control
         Obligations with varying interest rates and with maturity dates ranging from 1996 to 2012. No sinking fund requirements prior to maturity. The Adjustable Rate Municipal Industrial Revenue and Pollution Control Obligations bear interest at a fraction of 1% over The Bankers Trust Company tax-exempt note rate. The average interest rate on the obligations was 3.11% in 1995.
         These loans are secured by bank letters of credit which are guaranteed by the Company.
                                                                          --------     -------
                                                                           876,556          --
    Less current maturities.............................................   164,971          --
                                                                          --------     -------
                                                                          $711,585     $    --
                                                                          ========     =======

     The fair values of all long-term obligations are approximated by their face values.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     Long-term debt at December 31, 1995 matures as follows:

1996..............................................................................  $164,971
1997..............................................................................   118,250
1998..............................................................................    63,825
1999..............................................................................    31,060
2000..............................................................................   464,350
Subsequent Years..................................................................    34,100
                                                                                    --------
                                                                                    $876,556
                                                                                    ========

14. COMMITMENTS

LEASE COMMITMENTS

     The Company has long-term lease agreements for buildings, port facilities, equipment and rail cars, (excluding mineral leases), the latest of which expires in 2017. Future minimum lease payments under these capital and operating leases will be approximately as follows:

                                                                            OPERATING   CAPITAL
                                                                            -------     ------
1996......................................................................  $12,192     $1,291
1997......................................................................    8,013      1,291
1998......................................................................    6,165      1,290
1999......................................................................    5,747        467
2000......................................................................    4,755        467
Subsequent years..........................................................   23,563         --
                                                                                        ------
                                                                                         4,806
Less amount representing interest.........................................               1,023
                                                                                        ------
Present value of minimum capital lease payments...........................               3,783
Current obligation........................................................                 870
                                                                                        ------
Long-term portion.........................................................              $2,913
                                                                                        ======

     Rental expense for operating leases for the year ending December 31, 1995 was $11,437 (1994 -- $9,287; 1993 -- $7,572).

OBLIGATIONS RELATED TO MITIGATION AGREEMENT

     The Company has a mitigation agreement with the State of Florida which provids for reclamation standards no more restrictive than current rules and allows for various operational improvements. Under the agreement, the Company will make annual contributions to the State of Florida to be used to acquire offsite environmentally sensitive wetlands. The implementation of this agreement is subject to approval of conceptual reclamation plans by the State of Florida, a US Army Corps of Engineers permit modification and a land acquisition agreement between the State of Florida and the Nature Conservancy. The agreement covers the remaining life of the Company's mining operations. Under the terms of the mitigation agreement, the Company is obligated to pay the State of Florida a minimum of $750 in the year the agreement is implemented, $500 in the following year and $250 per year in the following five years. Thereafter, if mining continues, the Company is obligated to pay a minimum of $250 per year. The agreement is expected to be

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

implemented in 1996. These obligations are included in the accrual for reclamation and restoration costs discussed in Note 16. The Company's performance under the terms of the agreement will, upon receipt of the necessary approvals, satisfy reclamation obligations currently secured by a surety bond totalling approximately $13 million.

OTHER COMMITMENTS

     The Company has entered into raw material purchase commitments based upon market rates at the time of delivery through 1996 in the amount of approximately $242,286.

     In 1992, the Company entered into a settlement agreement with a third party to resolve a dispute under a long-term sales agreement for the purchase of soda ash. The sales agreement had been entered into when Tg Soda Ash was a division of Texasgulf Inc., and accordingly, the Company was a party thereto. The settlement requires annual payments by the Company over a 17-year period beginning in 1992. The Company had made these payments and had been reimbursed by Tg Soda Ash. In 1995, the Company and Tg Soda Ash entered into an agreement in which Tg Soda Ash assumed responsibility for payments during the remaining 14 years. Nevertheless, the Company remains liable in the event Tg Soda Ash does not make the required payments. However, on April 10, 1995, Elf Aquitaine, Inc. agreed to reimburse the Company for any amounts that the Company is required to pay in connection with the settlement agreement. The aggregate liability at December 31, 1995 totalled approximately $9,084 payable in annual installments of $699.

15. POST-RETIREMENT/POST-EMPLOYMENT BENEFITS AND PENSION PLANS

CANADIAN

     Substantially all employees of the Company are participants in either a defined contribution or a defined benefit pension plan. The Company's obligations under the defined contribution plans are limited to making regular payments to the plan to match voluntary salary reduction contributions made by the employees for current services. Based on the latest actuarial valuations of the defined benefit plans conducted at December 31, 1994, and updated as at December 31, 1995, accrued pension benefits were $6,730 and the market values of the assets of the plans were $6,822.

     The Company has established a supplemental retirement income plan for senior management which is unfunded and non-contributory and which provides a supplementary pension benefit. The plan is provided for by charges to earnings sufficient to meet the projected benefit obligation.

UNITED STATES

     The Company has contributory pension plans that cover a substantial majority of its employees. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the US plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1994 (ERISA). The Company's US plans were purchased through acquisitions of PCS Phosphate (formerly Texasgulf Inc.) on April 10, 1995 and White Springs Agricultural Chemicals, Inc. ("WSA", formerly a division of Occidental Chemical Corporation) on October 31, 1995. The WSA plan is a collective bargaining plan for hourly union employees of the Company's Florida phosphate mining and manufacturing operations.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The components of net pension expense for these plans, computed actuarially, were as follows:

                                                                    WSA              PCS PHOSPHATE
                                                             -----------------     -----------------
                                                             11/01/95-12/31/95      4/10/95-12/31/95
                                                             -----------------     -----------------
    Service costs for benefits earned during the year......        $  84                $  2,500
    Interest cost on projected benefit obligation..........          211                   8,810
    Return on plan assets..................................         (534)                (25,514)
    Net amortization and deferral..........................          422                  15,622
                                                                   -----                --------
    Net pension expense....................................        $ 183                $  1,418
                                                                   =====                ========

     Assets of both US funded plans consist mainly of corporate equity, US government and corporate debt securities and units of participation in a collective short-term investment fund.

     The funding status of the Company's US pension plans and amounts recognized in the Consolidated Statements of Financial Position was as follows:

                                                                                      1995
                                                                                    --------
    Plans' assets at fair value...................................................  $208,992
                                                                                    ========
    Actuarial present value of projected benefit obligation:
      Vested benefits.............................................................   168,111
      Non-vested benefits.........................................................    11,273
                                                                                    --------
    Accumulated benefit obligations...............................................   179,384
    Excess projected benefit obligation over accumulated benefit obligation.......    41,578
                                                                                    --------
    Total projected benefit obligations...........................................   220,962
                                                                                    --------
    Plans' assets (less than) projected benefit obligations.......................   (11,970)
    Items not yet recognized in earnings:
      Unrecognized net loss.......................................................    23,675
      Unrecognized transition liability...........................................       253
                                                                                    --------
    Prepaid pension cost..........................................................  $ 11,958
                                                                                    ========
    Significant actuarial assumptions for the Company's US funded plans were as follows:
      Discount rate...............................................................     7.25%
      Long-term rate of return on assets -- WSA...................................     8.00%
                                         -- PCS Phosphate.........................     9.00%
    Rate of increase in compensation levels.......................................     5.00%

OTHER POSTRETIREMENT PLANS

     The Company provides certain health care and life insurance benefits for retired employees. These plans are either contributory or non-contributory and contain certain cost sharing features such as deductibles and coinsurance. These plans are unfunded and benefits are subject to change.

     Although the Company prepares its financial statements under Canadian GAAP, it has continued to apply the treatment prescribed by SFAS No. 106 under US GAAP "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the cost of providing other post-retirement benefits (OPEBs), including medical and life insurance coverage, during the active service period of the employee.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The components of OPEBs expense for 1995 were as follows:

                                                                                       1995
                                                                                      ------
    Service cost....................................................................  $1,017
    Interest cost...................................................................   3,999
    Net amortization and deferral...................................................     373
                                                                                      ------
    Net cost........................................................................  $5,389
                                                                                      ======

     The significant assumptions used in determining post-retirement benefit cost were as follows:

    Discount rate..................................................................    7.25%
    Health care trend rate -- WSA..................................................    9.50%*
                           -- PCS Phosphate........................................   12.50%*

     *Decreasing gradually to 6.00% in 2003 and thereafter.

     If the health care cost trend rate was increased by 1.0 percent, the accumulated post-retirement benefit obligation as of December 31, 1995 and the aggregate of service and interest cost for 1995 would have increased as follows:

                                                                       PCS PHOSPHATE      WSA
                                                                       -------------     ------
    Accumulated post-retirement benefit obligation.................        $ 260         $2,390
    Aggregate of service and interest cost.........................        $  21         $  316

     The components of the Company's post-retirement benefit liability at December 31, 1995 were as follows:

    Retirees.......................................................................  $45,748
    Active:
      Fully eligible...............................................................   15,051
      Not fully eligible...........................................................   41,006
                                                                                     -------
    Total..........................................................................  101,805
    Unrecognized net loss..........................................................   11,215
                                                                                     -------
                                                                                      90,590
    Less current portion of SFAS 106...............................................   (3,530)
                                                                                     -------
    Add SFAS 112 liability.........................................................    2,510
                                                                                     -------
    Accrued post-retirement/post-employment benefits liability.....................  $89,570
                                                                                     =======

     The Company has applied Canadian GAAP to prepare its financial statements but continues to apply SFAS No. 112 under US GAAP "Employers' Accounting for Postemployment Benefits". This statement requires the Company to accrue, during periods of active employment, the expected cost of certain benefits payable to former or inactive employees. These benefits include long-term disability income payments and related medical and insurance costs.

     During 1995 the effect of these costs on income before income taxes was $332. As of December 31, 1995, the Company has a recorded liability for these costs of $2,510.

     All of the Company's US employees may participate in defined contribution savings plans. These plans are subject to US federal tax limitations and provide for voluntary employee salary reduction contributions of

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

up to 15 percent of salary and Company matching contributions of up to 5.5 percent of salary. The Company's matching contributions were $1,971 for 1995.

16. ENVIRONMENTAL COSTS

RECLAMATION AND RESTORATION COSTS

     Site restoration and reclamation costs have been accrued for various sites. At December 31, 1995, the Company has accrued $38,353 for the Aurora, North Carolina facility, $65,235 for the White Springs, Florida facility, $27,509 for the Moab, Utah facility and $20,434 for various sulphur facilities. The idle sulphur facilities were part of the acquisition of Texasgulf Inc. and are undergoing dismantlement and environmental restoration efforts. The current portion of restoration and reclamation accrued in 1995 totalled $3,850. These amounts represent the Company's current estimate of potential site restoration and reclamation costs which were last assessed in February 1995. These expenditures are generally incurred over an extended period of time.

     Annual environmental expenditures for reclamation and restoration during the years ended December 31, 1995, 1994 and 1993 were $32,971, $10,800 and $5,600, respectively. Of the 1995 amount, $28,296 was charged to operations $4,018 was capitalized and $657 was charged against accrued reclamation costs.

CAPPING OF BYPRODUCT GYPSUM STACKS

     In 1993, the State of Florida passed certain legislation requiring companies to reduce the potential environmental hazards associated with accumulations of byproduct gypsum (gypsum stacks). The legislation requires companies to "cap" the gypsum stacks in order to reduce seepage into the groundwater. The procedures are not required until the gypsum stacks are no longer in use, which management currently estimates to be no earlier than the year 2010. At December 31, 1995, a balance of $34,385 was included in Accrued reclamation costs for this gypsum stack capping requirement. The obligation is guaranteed by the Company.

     In North Carolina, on expiry of the mine's phosphate reserves, capping of the remaining gypsum stack must comply with the laws in place at that time.

OTHER ENVIRONMENTAL COSTS

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. Other than reclamation and restoration and gypsum stack capping costs discussed above, no significant costs relating to existing conditions caused by past operations were incurred by the Company during 1995. Reserves for estimated costs are recorded when environmental remedial efforts are likely and the costs can be reasonably estimated. In determining the reserves, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. At December 31, 1995, there were no environmental reserves recorded by the Company other that those related to reclamation and restoration and gypsum stack capping as discussed above.

     The Company's estimated operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $8,598 for the year ended December 31, 1995. In addition, capital expenditures for environmental compliance were approximately $1,896 for the year ended December 31, 1995.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

17. SHARE CAPITAL

     Authorized:
     The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors.

     Issued:

                                                      1995              1994              1993
                                                  -------------     -------------     -------------
                                                  CONSIDERATION     CONSIDERATION     CONSIDERATION
                                                  -------------     -------------     -------------
    Issued, beginning of year...................    $ 463,811         $ 461,365         $ 390,878
    Shares issued under option..................        2,516             2,310               454
    Shares issued by prospectus.................      161,184                --            69,994
    Shares issued for dividend reinvestment
      plan......................................          189               136                39
                                                     --------          --------          --------
    Issued, end of year.........................    $ 627,700         $ 463,811         $ 461,365
                                                     ========          ========          ========

     Issued:

                                                      1995              1994              1993
                                                  -------------     -------------     -------------
                                                    NUMBER OF         NUMBER OF         NUMBER OF
                                                  COMMON SHARES     COMMON SHARES     COMMON SHARES
                                                  -------------     -------------     -------------
    Issued, beginning of year...................    42,988,238        42,780,928        38,737,000
    Shares issued under option..................       147,650           203,200            41,875
    Shares issued by prospectus.................     2,300,000                --         4,000,000
    Shares issued for dividend reinvestment
      plan......................................         3,779             4,110             2,053
                                                    ----------        ----------        ----------
    Issued, end of year.........................    45,439,667        42,988,238        42,780,928
                                                    ==========        ==========        ==========

STOCK OPTIONS

     At December 31, 1995, there were stock options outstanding in respect of 1,392,525 common shares granted to certain employees of the Company and the directors of PCS with an exercise price from Cdn$14.00 to Cdn$102.00 for options held by optionees resident in Canada, and US$12.00 to US$74.75 for optionees resident in the United States. Options for 26,000 common shares granted on November 30, 1995 to the unaffiliated directors of PCS are subject to shareholder approval. As at December 31, 1995 694,025 of the outstanding options were exercisable.

     The foregoing options have expiry dates ranging from November 30, 1999 to November 30, 2005.

STOCK-BASED COMPENSATION DISCLOSURE

     The Company continues with its policy of not recording any compensation expense for the stock options as the exercise price is the quoted market closing price of the Company's common shares on the last trading day immediately preceding the date of the grant.

SHAREHOLDER RIGHTS PLAN

     The Board of Directors of the Company adopted a shareholder rights plan (the Plan) on November 10, 1994. The Plan was amended by the Board of Directors on March 28, 1995 and May 4, 1995 and approved by the shareholders on May 11, 1995. Under the Plan, the Board of Directors declared a dividend distribution of

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

one right for each common share to holders of record. The rights are not currently exercisable and only become exercisable upon the occurrence of certain events as specified in the Plan.

18. GEOGRAPHIC SEGMENTS

     Financial information by geographic area is summarized in the accompanying table.

                                                          CANADA       UNITED STATES     CONSOLIDATED
                                                        ----------     -------------     ------------
    1995
    Sales to customers outside the enterprise
      Canada..........................................  $   12,483      $    23,461       $    35,944
      United States...................................     128,594          320,902           449,496
      PhosChem........................................          --          128,320           128,320
      Canpotex........................................     221,169               --           221,169
      Other...........................................      53,686           18,282            71,968
                                                        ----------       ----------        ----------
                                                        $  415,932      $   490,965       $   906,897
                                                        ==========       ==========        ==========
    Segment operating earnings........................  $  138,939      $    85,310       $   224,249
                                                        ==========       ==========        ==========
    Assets............................................  $  935,075      $ 1,646,742       $ 2,581,817
                                                        ==========       ==========        ==========
    1994
    Sales to customers outside the enterprise
      Canada..........................................  $    9,990      $        --       $     9,990
      United States...................................     119,171           43,786           162,957
      Canpotex........................................     185,776               --           185,776
      Other...........................................      48,181               --            48,181
                                                        ----------       ----------        ----------
                                                        $  363,118      $    43,786       $   406,904
                                                        ==========       ==========        ==========
    Segment operating earnings........................  $   98,374      $       101       $    98,475
                                                        ==========       ==========        ==========
    Assets............................................  $  995,083      $    32,683       $ 1,027,766
                                                        ==========       ==========        ==========
    1993
    Sales to customers outside the enterprise
      Canada..........................................  $    5,804      $        --       $     5,804
      United States...................................      93,914           37,767           131,681
      Canpotex........................................     109,240               --           109,240
      Other...........................................       3,235               --             3,235
                                                        ----------       ----------        ----------
                                                        $  212,193      $    37,767       $   249,960
                                                        ==========       ==========        ==========
    Segment operating earnings........................  $   56,096      $       773       $    56,869
                                                        ==========       ==========        ==========
    Assets............................................  $1,007,159      $    29,332       $ 1,036,491
                                                        ==========       ==========        ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

19. PROVINCIAL MINING AND OTHER TAXES

     Provincial mining taxes and other taxes consist of:

                                                                 1995        1994        1993
                                                                -------     -------     -------
    Potash Production Tax.....................................  $29,589     $20,613     $10,020
    Saskatchewan Capital Tax..................................   13,799      11,739       7,775
                                                                -------     -------     -------
                                                                $43,388     $32,352     $17,795
                                                                =======     =======     =======

20. INTEREST EXPENSE

                                                                 1995        1994        1993
                                                                -------     -------     -------
    Interest on
      Short-term debt.........................................  $   190     $ 1,036     $   687
      Long-term debt..........................................   41,177          --          --
      Obligations under capital leases........................      450       2,736       7,999
                                                                -------     -------     -------
                                                                $41,817     $ 3,772     $ 8,686
                                                                =======     =======     =======

21. INCOME TAXES

     As the Company operates in a specialized industry and in several tax jurisdictions, its income is subject to various rates of taxation.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The provision for income taxes differs from the amount that would have resulted from applying the statutory income tax rates to income before income taxes as follows:

                                                               1995         1994         1993
                                                             --------     --------     --------
    Income before income taxes
    Canada.................................................  $102,540     $ 94,703     $ 48,183
    United States..........................................    79,892           --           --
                                                             --------     --------     --------
    Income before income taxes.............................  $182,432     $ 94,703     $ 48,183
                                                             ========     ========     ========
    Federal and Provincial Statutory tax rates.............    46.08%       45.84%       45.84%
                                                             ========     ========     ========
    Tax at statutory rates.................................  $ 84,065     $ 43,412     $ 22,087
    Adjusted for the effect of:
      Non-deductible provincial tax and royalties and
         resource allowances...............................   (22,262)     (15,122)      (6,599)
      Additional tax deductions............................   (38,579)     (26,317)     (14,061)
      Other................................................      (278)       1,511        2,059
                                                             --------     --------     --------
    Income tax expense.....................................  $ 22,946     $  3,484     $  3,486
                                                             ========     ========     ========
    The principal timing differences and their tax effect
      are as follows:
      Depreciation and amortization........................  $ 19,232     $     --     $     --
      Capitalized expenditures.............................    (8,328)          --           --
      Other................................................       394           --           --
      Alternative minimum tax carry forward................    (6,555)          --           --
                                                             --------     --------     --------
    Deferred tax liability.................................  $  4,743     $     --     $     --
                                                             ========     ========     ========
    Details of income tax expense are as follows:
    Canadian
      Current..............................................  $  3,236     $  3,484     $  3,486
    United States -- Federal
      Current..............................................    14,967           --           --
      Deferred.............................................     3,356           --           --
    United States -- State
      Deferred.............................................     1,387           --           --
                                                             --------     --------     --------
    Income tax expense.....................................  $ 22,946     $  3,484     $  3,486
                                                             ========     ========     ========

     At December 31, 1995, the Company has income tax losses carried forward of approximately $236,000 which will begin to expire in 1997. The benefit relating to these loss carry forwards has been recognized by reducing deferred income tax liabilities.

22. NET INCOME PER SHARE (EARNINGS PER SHARE)

     Net income per share is calculated on the weighted average number of shares issued and outstanding during the twelve months ended December 31, 1995 of 43,352,000 (1994 -- 42,872,000; 1993 -- 39,793,000). Fully diluted net income per share did not differ materially from net income per share in any of the accounting periods.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

23. CONTINGENCIES

     PCS is a shareholder in Canpotex which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities in 1995.

     In common with other companies in the industry, the Company is unable to acquire insurance for underground assets.

     In June 1993, the Company was served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleges a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint seeks treble damages in an unspecified amount and other relief. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. Merits discovery was completed in September 1995. Expert discovery was completed in November 1995. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995.

     Additional complaints were filed in California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. The Company moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over the Company but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The Illinois State Court dismissed the Illinois State Court complaint for failure to state a cause of action. The Illinois plaintiff has appealed that dismissal.

     In the litigation, the plaintiff's have retained an economist who has issued a report in which he states that if the plaintiffs prevail, in his opinion, the plaintiffs would be entitled to a total of approximately $311 million in damages (subject to trebling) from all the defendants. However, the Company believes that the approach used by the plaintiffs economist is so seriously flawed as to be untenable and insofar as the allegations of wrongdoing relate to the Company, management of the Company, having consulted with legal counsel, believes that the allegations are without merit, that the Company has valid defences and that the lawsuits will not have a material adverse effect on the Company. However, management of the Company cannot predict with certainty the outcome of the litigation.

     PCS Sales received a grand jury subpoena on December 29, 1993 from the Antitrust Division of the US Department of Justice for certain documents relating to its North American potash business activities. Document production is ongoing. In addition, ten employees of PCS Sales have received grand jury subpoenas. The Company believes the Antitrust Division's subpoenas are part of the Division's ongoing investigation of the allegations made in the civil complaints. Since the investigation is at a preliminary stage, it is not possible to determine whether charges will be filed.

     Various other claims and lawsuits are pending against the Company. While it is not possible to determine the ultimate outcome of such actions at this time, it is management's opinion that the ultimate resolution of such items, including those pertaining to environmental matters, will not have a material effect on the Company.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

24. RELATED PARTY TRANSACTIONS

     The Company has a one-fourth interest in Canpotex which markets potash offshore. Sales to Canpotex are at prevailing market prices. Sales for the year ended December 31, 1995 are $221,169 (1994 -- $185,776, 1993 -- $109,240).

     Account balances resulting from the Canpotex transactions are included in the Consolidated Statements of Financial Position and settled on normal trade terms.

25. QUARTERLY RESULTS (UNAUDITED)

     The following quarterly information in management's opinion includes all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation.

                                                   FIRST        SECOND       THIRD        FOURTH
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
1995
Sales...........................................  $151,972     $222,141     $221,458     $311,326
Gross Profit....................................  $ 71,568     $ 85,696     $ 60,754     $ 91,524
Operating Income................................  $ 52,594     $ 64,374     $ 41,154     $ 66,127
Net Income......................................  $ 51,475     $ 47,744     $ 23,077     $ 37,190
Net Income per Share............................  $   1.20     $   1.11     $   0.53     $   0.84
1994
Sales...........................................  $ 80,927     $146,544     $ 97,553     $ 81,880
Gross Profit....................................  $ 61,930     $ 89,133     $ 53,594     $ 46,441
Operating Income................................  $  9,295     $ 39,038     $ 25,509     $ 24,633
Net Income......................................  $  7,168     $ 37,261     $ 23,757     $ 23,033
Net Income per Share............................  $   0.16     $   0.88     $   0.55     $   0.53

26. COMPARATIVE FIGURES

     Certain of the prior years' figures have been reclassified to conform with the current year's presentation.

27. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     A description of the accounting principles which differ significantly in certain respects from generally accepted accounting principles in the United States (US GAAP) follows:

     Product development costs: Certain costs incurred relating to testing or evaluating product and process alternatives are deferred until the alternative is determined not to be technically or economically feasible. US GAAP would require the reduction of these amounts in the current period's income.

     Prior period adjustment: The provincial mining taxes of $6,245 and a subsidiary's income tax adjustment of $1,267 have been accounted for as a prior period adjustment, thereby excluding those amounts from the current period's income. US GAAP would require the reduction of these amounts in the current period's income.

     Other investments: Other investments include portfolio investments which are carried at cost. US GAAP requires that available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     Foreign currency translation adjustment: The foreign currency translation adjustment results from the restatement of prior periods so that all periods presented are in the same reporting currency. US GAAP requires that the comparative Consolidated Statements of Income and the Consolidated Statements of Cash Flow be translated using weighted average exchange rates for the applicable periods. In contrast, the Consolidated Statements of Financial Position are translated using the exchange rates at the end of the applicable periods. The difference in these exchange rates is what gives rise to the foreign currency translation adjustment.

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

     Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs and transportation and distribution expenses be included in cost of sales.

     In 1995 the Financial Accounting Standards Board issued Statements No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation". The Company has decided to continue to apply APB 25 for measurement of compensation of employees. Statement No. 121 is not expected to have a significant effect on the financial statements.

     The application of US GAAP, as described above, would have had the following approximate effects on operating income, net income, net income per share, total assets and shareholders' equity:

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
    Operating income as reported in the consolidated
      statements of income and retained earnings.......  $  224,249     $   98,475     $   56,869
    Items increasing (decreasing) reported operating
      income
      Amortization of product development costs........          --          1,132            861
      Provincial mining taxes..........................          --         (6,245)            --
      Foreign currency translation adjustment..........          --          2,080          5,022
                                                         -----------    -----------    -----------
    Approximate operating income -- US GAAP............  $  224,249     $   95,442     $   62,752
                                                         ===========    ===========    ===========
    Net income as reported in the consolidated
      statements of income and retained earnings.......  $  159,486     $   91,219     $   44,697
    Items increasing (decreasing) reported net income
      Amortization of product development costs........          --          1,132            861
      Subsidiary income tax adjustment.................          --         (1,267)           299
      Provincial mining taxes..........................          --         (6,245)            --
      Deferred income taxes............................      18,598
      Foreign currency translation adjustment..........          --          1,841          4,069
                                                         -----------    -----------    -----------
    Approximate net income -- US GAAP..................  $  178,084     $   86,680     $   49,926
                                                         ===========    ===========    ===========
         Weighted average shares outstanding -- US
           GAAP........................................  43,813,000     43,286,000     40,014,000
                                                         ===========    ===========    ===========
    Net income per share -- US GAAP....................  $     4.06     $     2.00     $     1.25
                                                         ===========    ===========    ===========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

                                                            1995           1994           1993
                                                         -----------    -----------    -----------
    Total assets as reported in the consolidated
      statements of financial position.................  $2,581,817     $1,027,766     $1,036,490
    Items increasing (decreasing) reported total assets
      Unrealized gain on available-for-sale security...          --            919             --
      Deferred income tax asset........................      18,598             --             --
      Product development costs........................          --           (519)        (1,723)
      Foreign currency translation adjustment..........          --             --         61,585
                                                         -----------    -----------    -----------
    Approximate total assets -- US GAAP................  $2,600,415     $1,028,094     $1,096,352
                                                         ===========    ===========    ===========
    Shareholders' equity as reported in the
      consolidated statements of financial position....  $1,241,875     $  964,334     $  903,719
    Items increasing (decreasing) reported
      shareholders' equity
      Prior period adjustment..........................          --             --          7,513
      Deferred income taxes............................      18,598             --             --
      Unrealized gain on available-for-sale security...          --            919             --
      Product development costs........................          --           (591)        (1,723)
      Foreign currency translation adjustment..........          --             --         54,130
                                                         -----------    -----------    -----------
    Approximate shareholders' equity -- US GAAP........  $1,260,473     $  964,662     $  963,639
                                                         ===========    ===========    ===========

SUPPLEMENTAL US GAAP DISCLOSURE

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are:

                                                                               1995      1994
                                                                             --------   ------
    Deferred tax assets:
      Loss and credit carry forwards.......................................  $ 75,209       --
      Post-retirement/post-employment benefits.............................    47,386       --
      Accrued reclamation costs............................................    61,884       --
      Other................................................................     9,549       --
                                                                             --------   ------
    Total deferred tax assets..............................................   194,028       --
                                                                             --------   ------
    Deferred tax liabilities:
      Basis difference in fixed assets.....................................   176,453       --
      Other................................................................     3,720       --
                                                                             --------   ------
    Total deferred tax liabilities.........................................   180,173       --
                                                                             --------   ------
    Net deferred tax asset.................................................  $ 13,855       --
                                                                             ========   ======
    Consisting of:
      Current deferred tax asset...........................................  $ 18,598   $   --
      Long-term deferred tax liability.....................................     4,743       --
                                                                             --------   ------
                                                                             $ 13,855   $   --
                                                                             ========   ======

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The following pro forma information for the year ending December 31, 1994 gives effect to the acquisition of Texasgulf, Inc. and WSA as though they had occurred on January 1, 1994:

Net sales........................................................................  $1,337,033
Net income.......................................................................  $  143,385
Net income per share.............................................................  $     3.20

     The following pro forma information for the year ended December 31, 1995 gives effect to the acquisition of Texasgulf, Inc. and WSA as though they had occurred on January 1, 1995:

Net sales........................................................................  $1,364,863
Net income.......................................................................  $  212,382
Net income per share.............................................................  $     4.90

     The pro forma information for the year ended December 31, 1995 includes the results of operations of WSA for the period from January 1, 1995 to June 30, 1995 and November 1, 1995 to December 31, 1995. The Company believes that the results of operations for the period from July 1, 1995 to October 31, 1995, although profitable, would not have a material impact on the pro forma results of operations in 1995.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The following supplemental schedules present the Income, Cash Flow, and Financial Position in accordance with US GAAP as adjusted for the US GAAP differences described in this note.

            SUPPLEMENTAL SCHEDULE OF CONSOLIDATED FINANCIAL POSITION
                               AS AT DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                                        1995          1994
                                                                      ---------     ---------
ASSETS
Current Assets
  Cash and cash equivalents.........................................  $  40,497     $  16,576
  Accounts receivable...............................................    223,377        74,103
  Inventories.......................................................    221,911        60,847
  Prepaid expenses..................................................     12,041        13,187
  Other current assets..............................................      3,315            --
  Deferred income tax asset.........................................     18,598            --
                                                                      ----------    ----------
                                                                        519,739       164,713
Property, plant and equipment.......................................  2,032,339       853,688
Other assets........................................................     48,337         9,693
                                                                      ----------    ----------
                                                                      $2,600,415    $1,028,094
                                                                      ==========    ==========
LIABILITIES
Current Liabilities
  Accounts payable and accrued charges..............................  $ 199,222     $  60,877
  Current portion of long-term debt.................................    164,971            --
  Current obligations under capital leases..........................        870           555
                                                                      ----------    ----------
                                                                        365,063        61,432
Long-term debt......................................................    711,585            --
Obligations under capital leases....................................      2,913         2,000
Deferred income taxes...............................................      4,743            --
Accrued post-retirement/post-employment benefits....................     89,570            --
Accrued reclamation costs...........................................    151,531            --
Other non-current liabilities and deferred credits..................     14,537            --
                                                                      ----------    ----------
                                                                      1,339,942        63,432
                                                                      ----------    ----------
SHAREHOLDERS' EQUITY
Share Capital.......................................................    627,700       463,811
Contributed Surplus.................................................    336,486       336,486
Retained Earnings...................................................    317,216       184,966
Foreign Currency Translation Adjustment.............................    (20,929)      (20,601)
                                                                      ----------    ----------
                                                                      1,260,473       964,662
                                                                      ----------    ----------
                                                                      $2,600,415    $1,028,094
                                                                      ==========    ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

       SUPPLEMENTAL SCHEDULE OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                               1995         1994         1993
                                                             --------     --------     --------
Net sales..................................................  $961,805     $436,078     $278,829
Cost of goods sold.........................................   652,263      275,473      194,625
                                                             ----------   ----------   ----------
GROSS MARGIN...............................................   309,542      160,605       84,204
                                                             ----------   ----------   ----------
Research and development...................................     1,553        1,578        1,716
Selling and administrative expenses........................    56,985       36,404       31,286
Provincial mining and other taxes..........................    43,388       39,572       19,405
Insurance proceeds.........................................        --           --      (19,400)
Other income...............................................   (16,633)     (12,391)     (11,555)
                                                             ----------   ----------   ----------
                                                               85,293       65,163       21,452
                                                             ----------   ----------   ----------
OPERATING INCOME...........................................   224,249       95,442       62,752
INTEREST EXPENSE...........................................    41,817        3,882        9,396
                                                             ----------   ----------   ----------
INCOME BEFORE INCOME TAXES.................................   182,432       91,560       53,356
INCOME TAXES...............................................     4,348        4,880        3,430
                                                             ----------   ----------   ----------
NET INCOME.................................................   178,084       86,680       49,926
RETAINED EARNINGS, BEGINNING OF YEAR.......................   184,966      132,205      105,011
DIVIDENDS..................................................   (45,834)     (33,919)     (22,732)
                                                             ----------   ----------   ----------
RETAINED EARNINGS, END OF YEAR.............................  $317,216     $184,966     $132,205
                                                             ==========   ==========   ==========
NET INCOME PER SHARE.......................................  $   4.06     $   2.00     $   1.25
                                                             ==========   ==========   ==========
DIVIDENDS PER SHARE........................................  $   1.06     $   0.79     $   0.57
                                                             ==========   ==========   ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

                SUPPLEMENTAL SCHEDULE OF CONSOLIDATED CASH FLOW
                        FOR THE YEARS ENDED DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                              1995          1994         1993
                                                           ----------     --------     --------
OPERATING ACTIVITIES
Working capital from operations
  Net income.............................................  $  178,084     $ 86,680     $ 49,926
  Depreciation and amortization..........................      70,953       39,150       31,679
  Loss on disposal of fixed assets.......................         726          349          157
  Provision for deferred income taxes....................     (13,855)          --           --
  Provision for post-retirement/post-employment
     benefits............................................       2,052           --           --
Changes in non-cash operating working capital
  Accounts receivable....................................     (48,831)     (14,746)      (6,808)
  Inventories............................................       9,297       14,958      (23,764)
  Prepaid expenses.......................................       2,521          481         (307)
  Other current assets...................................       1,778           --           --
  Accounts payable and accrued charges...................      26,581       19,665        3,700
Accrued reclamation costs................................       5,214           --           --
Other non-current liabilities and deferred credits.......      (1,037)          --           --
                                                           ----------     --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES....................     233,483      146,537       54,583
                                                           ----------     --------     --------
INVESTING ACTIVITIES
Additions to property, plant and equipment
  Acquisition of Texasgulf Inc...........................    (812,226)          --           --
  Acquisition of White Springs Agricultural Chemicals,
     Inc.................................................    (291,540)          --           --
  Acquisition of Potash Company of America...............          --           --     (121,487)
  Sustaining operations..................................     (39,596)     (17,206)     (17,176)
Proceeds on disposal of fixed assets.....................         503        2,095          249
Additions to other assets................................     (10,298)        (338)      (2,787)
                                                           ----------     --------     --------
CASH USED IN INVESTING ACTIVITIES........................  (1,153,157)     (15,449)    (141,201)
                                                           ----------     --------     --------
FINANCING ACTIVITIES
Proceeds from long-term obligations......................   1,040,000           --           --
Repayment of long-term obligations.......................    (214,460)     (21,194)     (34,080)
Proceeds from (repayment of) short-term debt.............          --      (69,694)      59,936
Dividends................................................     (45,834)     (33,919)     (22,732)
Issuance of shares.......................................     163,889        2,512       76,644
                                                           ----------     --------     --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........     943,595     (122,295)      79,768
                                                           ----------     --------     --------
EFFECTS OF CHANGES IN EXCHANGE RATES ON MONETARY ITEMS...          --        7,783         (592)
                                                           ----------     --------     --------
INCREASE (DECREASE) IN CASH..............................      23,921       16,576       (7,442)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............      16,576           --        7,442
                                                           ----------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR...................  $   40,497     $ 16,576     $     --
                                                           ==========     ========     ========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

28. SUBSEQUENT EVENTS

     On September 2, 1996 the Company announced that it had entered into a definitive merger agreement with Arcadian Corporation. The Company is to acquire all the outstanding common shares of Arcadian (approximately 45.5 million shares on a fully diluted basis) at a price of US$25.00 to US$27.00 per share. The merger is subject to approval by the Arcadian stockholders.

     On December 6, 1996 the Company entered into an agreement to purchase a 51% interest in Kali und Salz AG at a price of 250 million Deutche Marks (approximately $164,000).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POTASH CORPORATION OF SASKATCHEWAN, INC.


                                    By: /s/        CHARLES E. CHILDERS
                                       ---------------------------------------
                                                  Charles E. Childers
                                                Chief Executive Officer
                                                   January 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                           DATE
              ---------                               -----                           ----
    /s/  CHARLES E. CHILDERS           Chairman of the Board, President and    January 10, 1997
-------------------------------------  Chief Executive Officer
         Charles E. Childers

   /s/   BARRY E. HUMPHREYS            Sr. Vice-President, Finance and         January 10, 1997
-------------------------------------  Treasurer (Principal Financial and
         Barry E. Humphreys            Accounting Officer)

   /s/   ISABEL B. ANDERSON            Director                                January 10, 1997
-------------------------------------
         Isabel B. Anderson

   /s/    DOUGLAS J. BOURNE            Director                                January 10, 1997
-------------------------------------
          Douglas J. Bourne

    /s/   DENIS J. COTE                Director                                January 10, 1997
-------------------------------------
          Denis J. Cote

                                       Director
-------------------------------------
          William J. Doyle

    /s/   WILLARD Z. ESTEY             Director                                January 10, 1997
-------------------------------------
     Hon. Willard Z. Estey, Q.C.

     /s/   DALLAS J. HOWE              Director                                January 10, 1997
-------------------------------------
           Dallas J. Howe

    /s/   JAMES F. LARDNER             Director                                January 10, 1997
-------------------------------------
          James F. Lardner

   /s/   DONALD E. PHILLIPS           Director                                January 10, 1997
-------------------------------------
         Donald E. Phillips

              SIGNATURE                               TITLE                        DATE
              ---------                               -----                        ----

    /s/    PAUL SCHOENHALS                         Director                 January 10, 1997
-------------------------------------
           Paul Schoenhals

    /s/    DARYL K. SEAMAN                         Director                 January 10, 1997
-------------------------------------
           Daryl K. Seaman

   /s/    E. ROBERT STROMBERG                      Director                 January 10, 1997
-------------------------------------
      E. Robert Stromberg, Q.C.

    /s/     JACK G. VICQ                           Director                 January 10, 1997
-------------------------------------
            Jack G. Vicq

    /s/   BARRIE A. WIGMORE                        Director                 January 10, 1997
-------------------------------------
          Barrie A. Wigmore

    /s/     PAUL S. WISE                           Director                 January 10, 1997
-------------------------------------
            Paul S. Wise