Form 10-K405/A
period 1995-12-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-01-27
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          Common Shares No Par Value                     New York Stock Exchange

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

     The modest increase in North American sales volumes can be attributed to a strong spring pre-season and a favorable fall season. A strong pre-season fill in the spring was offset as wet weather shortened the season. The fall season benefited from optimism in the farm community with respect to the prospects for 1996.

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

     Offshore and North America sales volumes rose 78 percent and 15 percent, respectively. The 47 percent increase in potash sales volumes resulted in a $110.5 million increase in potash sales revenue, while a 14 percent increase in overall potash prices resulted in a $46.4 million improvement in potash sales revenue.

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

     The increased demand and tight supply situation led to a more favorable environment and higher prices. In the offshore market, contract prices were flat in the first half of 1994, but strengthening spot market prices resulting from increased volumes and a record purchase of tonnage by China in April led to a $4.50 per tonne increase in negotiated prices. Prices also rose in European and Latin American markets.

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

SELLING AND ADMINISTRATIVE

     In 1994, selling and administrative expenses were $35.4 million, as compared to $30.0 million in 1993, an 18 percent increase. The $5.4 million increase is the result of increased legal costs resulting from the defense of anti-trust allegations and a general increase in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     In 1994, Saskatchewan provincial mining and other taxes were $32.4 million, as compared to $17.8 million in 1993, an 82 percent increase. Potash production tax for 1994 was $20.6 million compared to $10.0 million in 1993, an increase of 106 percent. Saskatchewan capital tax was $11.7 million in 1994 compared to $7.8 million a year previously, an increase of 50 percent. Higher sales tonnage from the Saskatchewan mines and increased profitability increased the taxes paid to the Saskatchewan provincial government.

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

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles (GAAP). Under Canadian GAAP, dollar figures reported for years prior to the year the Company elected to report in US funds (1995) have been converted at the rate of 1.4028. This rate is the month-end rate at December 31, 1994 and is prescribed for use under the Translation of Convenience Method. For purposes of reporting this section under US GAAP, revenue and expenditures denominated in US dollars would have to be multiplied by the exchange rate used under the Translation of Convenience Method (1.4028) and then divided by 1.3730 and 1.2885 for each of the years 1994 and 1993, respectively, to arrive at the revenue and expenditures as they would have been reported historically under US GAAP. For the Statements of Financial Position, the year-end rate would be used for conversion. See the Consolidated Financial Statements, Note 27 reconciling the consolidated financial statements to US GAAP and the supplemental schedules applying US GAAP.

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

                                AUDITORS' REPORT

To the Shareholders of
  POTASH CORPORATION OF SASKATCHEWAN INC.

     We have audited the consolidated statements of financial position of Potash Corporation of Saskatchewan Inc. as at December 31, 1995 and 1994 and the consolidated statements of income and retained earnings and of cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

February 12, 1996, except as to                                DELOITTE & TOUCHE
Note 28, which is as of                                    Chartered Accountants
December 6, 1996

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
                                                          =========     =========     =========

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE YEARS ENDED DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                              1995          1994         1993
                                                           ----------     --------     --------
OPERATING ACTIVITIES
Working capital from operations
  Net income.............................................  $  159,486     $ 91,219     $ 44,697
  Depreciation and amortization..........................      70,953       39,326       29,927
  Loss on disposal of fixed assets.......................         726          340          144
  Provision for deferred income tax......................       4,743           --           --
  Provision for post-retirement/post-employment
     benefits............................................       2,052           --           --
                                                           ----------     ---------    ---------
                                                              237,960      130,885       74,768
Changes in non-cash operating working capital
  Accounts receivable....................................     (48,831)     (14,356)      (6,261)
  Inventories............................................       9,297       14,562      (21,855)
  Prepaid expenses.......................................       2,521          468         (282)
  Other current assets...................................       1,778           --           --
  Accounts payable and accrued charges...................      26,581       19,146        3,403
Accrued reclamation costs................................       5,214           --           --
Other non-current liabilities and deferred credits.......      (1,037)          --           --
                                                           ----------     ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES....................     233,483      150,705       49,773
                                                           ----------     ---------    ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment
  Acquisition of Texasgulf Inc. (Note 4).................    (812,226)          --           --
  Acquisition of White Springs Agricultural Chemicals,
     Inc. (Note 5).......................................    (291,540)          --           --
  Acquisition of Potash Company of America...............          --           --     (111,727)
  Sustaining operations..................................     (39,596)     (16,751)     (15,796)
Proceeds on disposal of fixed assets.....................         503        2,039          229
Additions to other assets................................     (10,298)        (329)      (2,563)
                                                           ----------     ---------    ---------
CASH USED IN INVESTING ACTIVITIES........................  (1,153,157)     (15,041)    (129,857)
                                                           ----------     ---------    ---------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES............    (919,674)     135,664      (80,084)
                                                           ----------     ---------    ---------
FINANCING ACTIVITIES
Proceeds from (repayment of) long-term obligations.......     825,540      (20,633)     (31,342)
Proceeds from (repayment of) short-term debt.............          --      (67,851)      55,121
Dividends................................................     (45,834)     (33,050)     (20,925)
Issuance of shares.......................................     163,889        2,446       70,487
                                                           ----------     ---------    ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........     943,595     (119,088)      73,341
                                                           ----------     ---------    ---------
INCREASE (DECREASE) IN CASH..............................      23,921       16,576       (6,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............      16,576           --        6,743
                                                           ----------     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...................  $   40,497     $ 16,576     $     --
                                                           ==========     =========    =========
Supplemental cash flow disclosure
  Interest paid..........................................  $   38,836     $  4,054     $  9,387
  Income taxes paid......................................  $    6,242     $  1,200     $  4,899

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

Inventories

     Inventory of finished product, raw materials and work in process are valued at the lower of cost and net realizable value. Cost for substantially all finished product, raw materials and work in process inventories is determined using the first in, first out (FIFO) method. Inventories of materials and supplies are valued at the lower of average cost and replacement cost.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

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

     Foreign exchange gains or losses are included in other income.

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
      Adjustable Rate Industrial Revenue and Pollution Control
         Obligations with varying interest rates and with maturity dates ranging from 1996 to 2012. No sinking fund requirements prior to maturity. The Adjustable Rate Municipal Industrial Revenue and Pollution Control Obligations bear interest at a fraction of 1% over The Bankers Trust Company tax-exempt note rate. The average interest rate on these obligations was 3.11% in 1995.
         These loans are secured by bank letters of credit which are guaranteed by the Company.
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
                                                                                    --------
                                                                                    $876,556
                                                                                    ========

14. COMMITMENTS

LEASE COMMITMENTS

     The Company has long-term lease agreements for buildings, port facilities, equipment and rail cars, (excluding mineral leases), the latest of which expires in 2017. Future minimum lease payments under these capital and operating leases will be approximately as follows:

                                                                            OPERATING   CAPITAL
                                                                            -------     ------
1996......................................................................  $12,192     $1,291
1997......................................................................    8,013      1,291
1998......................................................................    6,165      1,290
1999......................................................................    5,747        467
2000......................................................................    4,755        467
Subsequent years..........................................................   23,563         --
                                                                                        ------
                                                                                         4,806
Less amount representing interest.........................................               1,023
                                                                                        ------
Present value of minimum capital lease payments...........................               3,783
Current portion...........................................................                 870
                                                                                        ------
Long-term portion.........................................................              $2,913
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

15. POST-RETIREMENT/POST-EMPLOYMENT BENEFITS AND PENSION PLANS

CANADIAN

     Substantially all employees of the Company are participants in either a defined contribution or a defined benefit pension plan. The Company's obligations under the defined contribution plans are limited to making regular payments to the plan to match voluntary salary reduction contributions made by the employees for current services. Based on the latest actuarial valuations of the defined benefit pension plans conducted at December 31, 1994, and updated as at December 31, 1995, accrued pension benefits were $6,730 and the market values of the assets of the plans were $6,822.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The components of net pension expense for these plans, computed actuarially, were as follows:

                                                                    WSA              PCS PHOSPHATE
                                                             -----------------     -----------------
                                                             11/01/95-12/31/95      4/10/95-12/31/95
                                                             -----------------     -----------------
    Service cost for benefits earned during the year.......        $  84               $   2,500
    Interest cost on projected benefit obligation..........          211                   8,810
    Return on plan assets..................................         (534)                (25,514)
    Net amortization and deferral..........................          422                  15,622
                                                                   -----                --------
    Net pension expense....................................        $ 183               $   1,418
                                                                   =====                ========

     Assets of both US funded plans consist mainly of corporate equity, US government and corporate debt securities and units of participation in a collective short-term investment fund.

     The funding status of the Company's US pension plans and amounts recognized in the Consolidated Statements of Financial Position was as follows:

                                                                                      1995
                                                                                    --------
    Plans' assets at fair value...................................................  $208,992
                                                                                    ========
    Actuarial present value of projected benefit obligation:
      Vested benefits.............................................................   168,111
      Non-vested benefits.........................................................    11,273
                                                                                    --------
    Accumulated benefit obligations...............................................   179,384
    Excess projected benefit obligation over accumulated benefit obligations......    41,578
                                                                                    --------
    Total projected benefit obligations...........................................   220,962
                                                                                    --------
    Plans' assets (less than) projected benefit obligations.......................   (11,970)
    Items not yet recognized in earnings:
      Unrecognized net loss.......................................................    23,675
      Unrecognized transition liability...........................................       253
                                                                                    --------
    Prepaid pension cost..........................................................  $ 11,958
                                                                                    ========
    Significant actuarial assumptions for the Company's US funded plans were as follows:
      Discount rate...............................................................     7.25%
      Long-term rate of return on assets -- WSA...................................     8.00%
                                          -- PCS Phosphate........................     9.00%
    Rate of increase in compensation levels.......................................     5.00%

OTHER POST-RETIREMENT PLANS

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

     If the health care cost trend rate was increased by 1.0 percent, the accumulated post-retirement benefit obligation as of December 31, 1995 and the aggregate of service and interest cost for 1995 would have increased as follows:

                                                                       PCS PHOSPHATE      WSA
                                                                       -------------     ------
    Accumulated post-retirement benefit obligation.................        $ 260         $2,390
    Aggregate of service and interest cost.........................        $  21         $  316

     The components of the Company's post-retirement benefit liability at December 31, 1995 were as follows:

    Retirees.......................................................................  $45,748
    Active:
      Fully eligible...............................................................   15,051
      Not-fully eligible...........................................................   41,006
                                                                                     -------
    Total..........................................................................  101,805
    Unrecognized net loss..........................................................   11,215
                                                                                     -------
                                                                                      90,590
    Less current portion of SFAS 106...............................................   (3,530)
                                                                                     -------
    Add SFAS 112 liability.........................................................    2,510
                                                                                     -------
    Accrued post-retirement/post-employment benefits liability.....................  $89,570
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
    Adjusted for the effect of:
      Net non-deductible provincial taxes and royalties and
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

     In the litigation, the plaintiffs have retained an economist who has issued a report in which he states that if the plaintiffs prevail, in his opinion, the plaintiffs would be entitled to a total of approximately $311 million in damages (subject to trebling) from all the defendants. However, the Company believes that the approach used by the plaintiff's economist is so seriously flawed as to be untenable and insofar as the allegations of wrongdoing relate to the Company, management of the Company, having consulted with legal counsel, believes that the allegations are without merit, that the Company has valid defences and that the lawsuits will not have a material adverse effect on the Company. However, management of the Company cannot predict with certainty the outcome of the litigation.

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

     Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of sales and transportation and distribution expenses be included in operating expenses.

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

     The application of US GAAP, as described above, would have had the following approximate effects on operating income, net income, net income per share, total assets and shareholders' equity:

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
    Operating income as reported in the consolidated
      statements of income and retained earnings.......  $  224,249     $   98,475     $   56,869
    Items increasing (decreasing) reported operating
      income
      Amortization of product development costs........          --          1,132            861
      Provincial mining taxes..........................          --         (6,245)            --
      Foreign currency translation adjustment..........          --          2,080          5,022
                                                         -----------    -----------    -----------
    Approximate operating income -- US GAAP............  $  224,249     $   95,442     $   62,752
                                                         ===========    ===========    ===========
    Net income as reported in the consolidated
      statements of income and retained earnings.......  $  159,486     $   91,219     $   44,697
    Items increasing (decreasing) reported net income
      Amortization of product development costs........          --          1,132            861
      Subsidiary income tax adjustment.................          --         (1,267)           299
      Provincial mining taxes..........................          --         (6,245)            --
      Deferred income taxes............................      18,598
      Foreign currency translation adjustment..........          --          1,841          4,069
                                                         -----------    -----------    -----------
    Approximate net income -- US GAAP..................  $  178,084     $   86,680     $   49,926
                                                         ===========    ===========    ===========
         Weighted average shares outstanding -- US
           GAAP........................................  43,813,000     43,286,000     40,014,000
                                                         ===========    ===========    ===========
    Net income per share -- US GAAP....................  $     4.06     $     2.00     $     1.25
                                                         ===========    ===========    ===========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
    Total assets as reported in the consolidated
      statements of financial position.................  $2,581,817     $1,027,766     $1,036,490
    Items increasing (decreasing) reported total assets
      Unrealized gain on available-for-sale security...          --            919             --
      Deferred income tax asset........................      18,598             --             --
      Product development costs........................          --           (591)        (1,723)
      Foreign currency translation adjustment..........          --             --         61,585
                                                         ----------     ----------     ----------
    Approximate total assets -- US GAAP................  $2,600,415     $1,028,094     $1,096,352
                                                          =========      =========      =========
    Shareholders' equity as reported in the
      consolidated statements of financial position....  $1,241,875     $  964,334     $  903,719
    Items increasing (decreasing) reported
      shareholders' equity
      Prior period adjustment..........................          --             --          7,513
      Deferred income taxes............................      18,598             --             --
      Unrealized gain on available-for-sale security...          --            919             --
      Product development costs........................          --           (591)        (1,723)
      Foreign currency translation adjustment..........          --             --         54,130
                                                         ----------     ----------     ----------
    Approximate shareholders' equity -- US GAAP........  $1,260,473     $  964,662     $  963,639
                                                          =========      =========      =========

SUPPLEMENTAL US GAAP DISCLOSURE

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are:

                                                                               1995      1994
                                                                             --------   ------
    Deferred tax assets:
      Loss and credit carry forwards.......................................  $ 75,209       --
      Post-retirement/post-employment benefits.............................    47,386       --
      Accrued reclamation costs............................................    61,884       --
      Other................................................................     9,549       --
                                                                             --------   ------
    Total deferred tax assets..............................................   194,028       --
                                                                             --------   ------
    Deferred tax liabilities:
      Basis difference in fixed assets.....................................   176,453       --
      Other................................................................     3,720       --
                                                                             --------   ------
    Total deferred tax liabilities.........................................   180,173       --
                                                                             --------   ------
    Net deferred tax asset.................................................  $ 13,855       --
                                                                             ========   ======
    Consisting of:
      Current deferred tax asset...........................................  $ 18,598   $   --
      Long-term deferred tax liability.....................................     4,743       --
                                                                             --------   ------
                                                                             $ 13,855   $   --
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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

     The following supplemental schedules present the Income, Cash Flow, and Financial Position in accordance with US GAAP as adjusted for the GAAP differences described in this note.

            SUPPLEMENTAL SCHEDULE OF CONSOLIDATED FINANCIAL POSITION
                               AS AT DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                                        1995          1994
                                                                      ---------     ---------
ASSETS
Current Assets
  Cash and cash equivalents.........................................  $  40,497     $  16,576
  Accounts receivable...............................................    223,377        74,103
  Inventories.......................................................    221,911        60,847
  Prepaid expenses..................................................     12,041        13,187
  Other current assets..............................................      3,315            --
  Deferred income tax asset.........................................     18,598            --
                                                                      ----------    ----------
                                                                        519,739       164,713
Property, plant and equipment.......................................  2,032,339       853,688
Other assets........................................................     48,337         9,693
                                                                      ----------    ----------
                                                                      $2,600,415    $1,028,094
                                                                      ==========    ==========
LIABILITIES
Current Liabilities
  Accounts payable and accrued charges..............................  $ 199,222     $  60,877
  Current portion of long-term debt.................................    164,971            --
  Current obligations under capital leases..........................        870           555
                                                                      ----------    ----------
                                                                        365,063        61,432
Long-term debt......................................................    711,585            --
Obligations under capital leases....................................      2,913         2,000
Deferred income tax liability.......................................      4,743            --
Accrued post-retirement/post-employment benefits....................     89,570            --
Accrued reclamation costs...........................................    151,531            --
Other non-current liabilities and deferred credits..................     14,537            --
                                                                      ----------    ----------
                                                                      1,339,942        63,432
                                                                      ----------    ----------
SHAREHOLDERS' EQUITY
Share Capital.......................................................    627,700       463,811
Contributed Surplus.................................................    336,486       336,486
Retained Earnings...................................................    317,216       184,966
Foreign Currency Translation Adjustment.............................    (20,929)      (20,601)
                                                                      ----------    ----------
                                                                      1,260,473       964,662
                                                                      ----------    ----------
                                                                      $2,600,415    $1,028,094
                                                                      ==========    ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)

       SUPPLEMENTAL SCHEDULE OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                          (IN THOUSANDS OF US DOLLARS)

                                                               1995         1994         1993
                                                             --------     --------     --------
Net sales..................................................  $961,805     $436,078     $278,829
Cost of goods sold.........................................   597,355      256,509      188,221
                                                             ----------   ----------   ----------
GROSS MARGIN...............................................   364,450      179,569       90,608
                                                             ----------   ----------   ----------
Research and development...................................     1,553        1,578        1,716
Selling distribution and administrative expenses...........   111,893       55,368       37,690
Provincial mining and other taxes..........................    43,388       39,572       19,405
Insurance proceeds.........................................        --           --      (19,400)
Other income...............................................   (16,633)     (12,391)     (11,555)
                                                             ----------   ----------   ----------
                                                              140,201       84,127       27,856
                                                             ----------   ----------   ----------
OPERATING INCOME...........................................   224,249       95,442       62,752
INTEREST EXPENSE...........................................    41,817        3,882        9,396
                                                             ----------   ----------   ----------
INCOME BEFORE INCOME TAXES.................................   182,432       91,560       53,356
INCOME TAXES...............................................     4,348        4,880        3,430
                                                             ----------   ----------   ----------
NET INCOME.................................................   178,084       86,680       49,926
RETAINED EARNINGS, BEGINNING OF YEAR.......................   184,966      132,205      105,011
DIVIDENDS..................................................   (45,834)     (33,919)     (22,732)
                                                             ----------   ----------   ----------
RETAINED EARNINGS, END OF YEAR.............................  $317,216     $184,966     $132,205
                                                             ==========   ==========   ==========
NET INCOME PER SHARE.......................................  $   4.06     $   2.00     $   1.25
                                                             ==========   ==========   ==========
DIVIDENDS PER SHARE........................................  $   1.06     $   0.79     $   0.57
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

                                    POTASH CORPORATION OF SASKATCHEWAN, INC.

                                    By: /s/        CHARLES E. CHILDERS
                                        ---------------------------------------
                                                  Charles E. Childers
                                                Chief Executive Officer
                                                   January 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                        DATE
-------------------------------------  ------------------------------------ ------------------
    /s/      CHARLES E. CHILDERS       Chairman of the Board, President and January 24, 1997
-------------------------------------  Chief Executive Officer
         Charles E. Childers

     /s/      BARRY E. HUMPHREYS       Sr. Vice-President, Finance and      January 24, 1997
-------------------------------------  Treasurer (Principal Financial and
         Barry E. Humphreys            Accounting Officer)

     /s/      ISABEL B. ANDERSON       Director                             January 24, 1997
-------------------------------------
         Isabel B. Anderson

     /s/      DOUGLAS J. BOURNE        Director                             January 24, 1997
-------------------------------------
          Douglas J. Bourne

       /s/      DENIS J. COTE          Director                             January 24, 1997
-------------------------------------
            Denis J. Cote

                                       Director
-------------------------------------
          William J. Doyle

     /s/      WILLARD Z. ESTEY         Director                             January 24, 1997
-------------------------------------
     Hon. Willard Z. Estey, Q.C.

      /s/      DALLAS J. HOWE          Director                             January 24, 1997
-------------------------------------
           Dallas J. Howe

     /s/      JAMES F. LARDNER         Director                             January 24, 1997
-------------------------------------
          James F. Lardner

    /s/      DONALD E. PHILLIPS        Director                             January 24, 1997
-------------------------------------
         Donald E. Phillips

              SIGNATURE                               TITLE                        DATE
-------------------------------------  ------------------------------------ ------------------

     /s/      PAUL SCHOENHALS          Director                             January 24, 1997
-------------------------------------
           Paul Schoenhals

     /s/      DARYL K. SEAMAN          Director                             January 24, 1997
-------------------------------------
           Daryl K. Seaman

    /s/      E. ROBERT STROMBERG       Director                             January 24, 1997
-------------------------------------
      E. Robert Stromberg, Q.C.

       /s/      JACK G. VICQ           Director                             January 24, 1997
-------------------------------------
            Jack G. Vicq

     /s/      BARRIE A. WIGMORE        Director                             January 24, 1997
-------------------------------------
          Barrie A. Wigmore

       /s/      PAUL S. WISE           Director                             January 24, 1997
-------------------------------------
            Paul S. Wise