Form 10-K
period 1996-12-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-03-26
CIK 855931

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 1-10351

                      ------------------------------------

                    POTASH CORPORATION OF SASKATCHEWAN INC.
           (Exact name of the registrant as specified in its charter)

                 SASKATCHEWAN                                      N/A
       (State or other jurisdiction of                       (I.R.S. employer
        incorporation or organization)                      identification no.)

                             122 - 1ST AVENUE SOUTH
                    SASKATOON, SASKATCHEWAN, CANADA S7K 7G3
                                  306-933-8500
 (Address and telephone number of the registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                   ------------------------------------
         Common Shares, No Par Value                     New York Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 7, 1997, the registrant had 53,558,910 Common Shares (the "Shares") outstanding, and the aggregate market value of the 53,526,266 Shares held by non-affiliates of the registrant was approximately $4,141,594,831.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to shareholders ("Annual Report") are incorporated by reference into Part II.

     Portions of the registrant's Proxy Circular for its Annual Meeting of Shareholders in 1997 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

GENERAL

     The Company is one of the world's largest integrated fertilizer companies. In 1996, the Company's potash production represented an estimated 15% of global production. In 1996, the Company had 23% of global capacity and an estimated 41% of global excess capacity, giving it more available potash capacity than any single company or country other than Canada. The Company is also the third largest producer of phosphates worldwide by capacity, currently representing approximately 9% of world production and 7% of world capacity.

     Potash Corporation of Saskatchewan Inc. is incorporated under the laws of Saskatchewan and is the successor to a corporation without share capital established by the Province of Saskatchewan in 1975. Between 1976 and 1990, the Company acquired substantial interests in the Saskatchewan potash industry. It purchased the Cory mine in 1976, the Rocanville and Lanigan mines in 1977, and, by 1990, 100% of the Allan mine when the Company acquired all of the outstanding shares of Saskterra Fertilizers Ltd. In addition, in 1978 the Company acquired reserves at Esterhazy, which are mined by a third party.

     In November 1989, the Company was privatized by the Province of Saskatchewan through the sale of 12.86 million common shares to the public at Cdn$18.00 per common share. While the Province of Saskatchewan initially retained an ownership interest in the Company, this interest had been reduced to zero by the end of 1993. At the time of privatization, limitations on ownership of common shares were imposed in order to restrict the ability of non-residents of Canada to own and vote the Shares and to restrict any one person or group of associated persons from holding more than 5% of the Shares, regardless of residency or citizenship. In 1994, all restrictions on the holdings of the Shares were eliminated.

     In October 1993, the Company acquired (the "Rio Acquisition") from Rio Algom Limited ("Rio") its New Brunswick potash and port facilities and its Patience Lake mine in Saskatchewan.

     On April 10, 1995, the Company purchased all of the outstanding shares of Texasgulf Inc. ("Texasgulf") from Elf Aquitaine, Inc. ("Elf (USA)") and Williams Acquisition Holding Company, Inc. ("Williams"), for an aggregate purchase price of $833 million (including acquisition costs). On April 10, 1995, the name "Texasgulf Inc." was changed to PCS Phosphate Company, Inc. ("PCS Phosphate"). PCS Phosphate manufactures and sells solid and liquid phosphate fertilizers, animal feed supplements, and purified phosphoric acid which is used in food products and industrial processes. Its facility in Aurora, North Carolina is the largest vertically-integrated phosphate mine and processing plant in the world. Other assets of PCS Phosphate include: animal feed plants in four states; two industrial phosphoric acid plants owned 50% in a joint venture carrying on business as Albright & Wilson Company ("Albright"); a solution potash and salt mine in Moab, Utah; an undivided 50% interest in an ammonia storage terminal in Savannah, Georgia; and PCS Phosphate's product distribution infrastructure.

     On October 31, 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. ("White Springs") from Occidental Chemical Corporation ("OxyChem"), for an aggregate purchase price of $288.5 million (including acquisition costs). White Springs' primary assets are a phosphate mine and two chemical plant complexes in northern Florida, Swift Creek and Suwannee River, and a bulk terminal facility in Jacksonville, Florida. Other assets of White Springs include an animal feed plant in Davenport, Iowa and two more at the Suwannee River facility, and the remaining undivided 50% interest in the ammonia storage terminal in Savannah, Georgia owned with PCS Phosphate.

     In November 1995 the Company, in an underwritten public offering, sold 2.3 million Shares at $73 per share, for gross proceeds of $167,900,000. The offering proceeds were used in connection with the Company's purchase of the shares of White Springs.

     On March 6, 1997, the Company acquired all of the outstanding capital stock of Arcadian Corporation ("Arcadian") in exchange for 8,030,336 of the Company's Common Shares and $555,145,002 in cash. See Recent Acquisition of Arcadian Corporation.

     On December 6, 1996, the Company entered into an agreement with Guano-Werke GmbH a wholly-owned subsidiary of BASF Aktiengesellschaft, under which the Company is to purchase 51% of the outstanding shares of Kali und Salz Beteiligungs Aktiengesellschaft from Guano-Werke GmbH for an aggregate purchase price of DM 250 million. See Pending Acquisition of Kali und Salz Beteiligungs Aktiengesellschaft.

     Potash Corporation of Saskatchewan Inc. ("PCS") has its head office and executive offices at Suite 500, 122-1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3. In this Form 10-K, the term "Company" means PCS, its predecessors and its direct and indirect subsidiaries unless the context otherwise indicates.

     See Note 15 to the consolidated financial statements for information concerning the Company's domestic and international results.

     Unless otherwise specified, amounts are stated in U.S. Dollars.

POTASH OPERATIONS

     The Company's potash operations include the mining and production of potash, which is predominantly used as fertilizer.

PROPERTIES

     The Company controls the right to mine 677,500 acres of land in Saskatchewan. Included in these holdings are mineral rights to 474,200 acres contained in blocks around the six mines in which the Company has an interest, of which acres approximately 33% are owned by the Company, approximately 51% are under lease from the Province of Saskatchewan and approximately 16% are leased from other parties. The majority of the leases are for 21-year terms, renewable at the Company's option. The Company's remaining 203,300 acres are located elsewhere in Saskatchewan.

     Potash is mined by the Company from two main potash bearing formations in Saskatchewan, the Patience Lake member of the prairie evaporites in the north, and the Esterhazy member of the prairie evaporites in the south. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

     Under a long-term mining and processing agreement (the "Mining and Processing Agreement") effective through 2026, International Minerals & Chemical Corporation (Canada) Limited ("IMC") mines and processes PCS reserves at the Esterhazy division. PCS has the option to terminate this agreement every five years. It did not opt to give notice to terminate in December, 1995. IMC has the option of abandoning the mine at any time after 2011, thus terminating the Mining and Processing Agreement. For the year ending June 30, 1997, the Company has notified IMC that it requires total finished potash products in the amount of 500,000 tons. In each year the maximum the Company is permitted to take under the Mining and Processing Agreement is 1,050,000 tons and the minimum required amount is 500,000 tons.

     Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company's share of water inflow costs for 1996 was $4.212 million, of which the majority was expensed. IMC has stated that it will continue conventional mining. PCS has no indication from IMC that solution mining or substitute shafts will be pursued at this time.

     Potash is also produced by the Company at its New Brunswick mine from the flank of an elongated salt structure and at its solution mining and milling operation in Moab, Utah.

PRODUCTION

     In 1996, the Company's potash mined consisted of 16.75 million tonnes of ore at an average grade of 23.3% K2O. In 1996, the Company's potash produced consisted of 5.78 million tonnes of potash (KCl) with an average grade of 61.02% K2O, representing approximately 37% of North American production.

     The Company's present annual potash production capacity is approximately
12.2 million tonnes KCl, which includes maximum production under the Mining and Processing Agreement with IMC of approximately one million tonnes at Esterhazy. In December 1996, the Company's production capacity represented approximately 50% of the North American total while its excess capacity was an estimated 73% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

     The New Brunswick mine is a conventional cut and fill mine, while the Moab, Utah mine employs a solution mining method. In addition to their potash production, these mines also produced 840,589 tonnes of sodium chloride (salt) in 1996.

     As part of the Rio Acquisition, the Company granted a royalty interest to Rio based upon production and revenue from the New Brunswick and Patience Lake potash mines and mills (the "Royalty"). The terms of the Royalty provide that if production meets specified base production levels or the sales of potash are at prices which meet specified base sales prices, a royalty per tonne is to be paid, calculated on a formula basis. Payments under the Royalty are limited to a term expiring October 7, 2003 and to a maximum aggregate payment of Cdn$50 million. No payments have been made in respect of the Royalty to date.

RESERVES

     The Company estimates that its conventional mines in Saskatchewan contained
4.63 billion tonnes of recoverable ore at an average grade of 22.9% K2O as at December 31, 1996, and that such ore will yield 1.50 billion tonnes of finished product (KCl) at an average grade of 60% K2O.

     The Company's ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company's estimated recoverable ore and the estimated volumes of finished product from such ore are as follows:

                                                       RECOVERABLE     FINISHED
            MINE                                           ORE         PRODUCT
            ----                                       -----------     --------
                                                         (MILLIONS OF TONNES)
            Allan..................................      1,035.6          333.5
            Cory...................................      1,077.5          359.7
            Esterhazy..............................         82.0           26.1
            Lanigan................................      1,865.0          601.9
            Rocanville.............................        573.5          182.7
                                                         -------        -------
                                                         4,633.6        1,503.9
                                                         =======        =======

     The Company believes that, with production rates at full capacity and utilizing current technology, the Rocanville mine has a reserve life in excess of 75 years, each of the Allan, Cory and Lanigan mines has a reserve life in excess of 100 years, and that the Esterhazy mine has a reserve life of at least 20 years.

     Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate definitively the productive capacity of or the recoverable ore from this operation. However, based on information obtained upon acquisition of the mine, current technology and the present mining area for this operation, the Company believes that the mine has a reserve life of at least 40 years for the existing mine workings. Different techniques will have to be utilized to mine reserves outside of the existing mine workings.

     Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of
60.3 million tonnes of recoverable ore and 23.0 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of at least 25 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 250 million tonnes of recoverable ore and 90 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 100 years at full production capacity and utilizing current technology.

     The Moab solution operation has an estimated remaining life of 11 to 13 years.

PHOSPHATE OPERATIONS

     Through PCS Phosphate and White Springs, the Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

PROPERTIES

     The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina (the "Aurora Plant") and the other a 96,000-acre facility near White Springs in northern Florida (the "White Springs Plant"). The Company believes the Aurora Plant to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora Plant facilities include a six million tonne per-year mining operation, an integrated phosphoric acid processing plant, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate ("DAP") plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate ("GTSP") or monoammonium phosphate ("MAP"). The Company has also entered into the Albright joint venture which produces high purity phosphoric acid at Aurora. The White Springs Plant is the fifth largest P2O5 producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs Plant facilities include a mine and two production facilities, Swift Creek and Suwannee River, with two sulfuric acid plants, three phosphoric acid processing plants, two DAP plants, a dicalcium phosphate plant and a deflourinated phosphate rock plant located at the Suwannee River complex; and two sulfuric acid plants and a phosphoric acid processing plant located at the Swift Creek complex. The Company's other properties include animal feed plants in Davenport, Iowa, Kinston, North Carolina, Marseilles, Illinois, Saltville, Virginia and Weeping Water, Nebraska, and bulk terminal facilities at Jacksonville, Florida and Morehead City, North Carolina.

PRODUCTION

     The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company's processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate "rock". The annual production capacity of the Company's mines is currently 9.6 million tonnes of phosphate rock. During 1996, the Aurora Plant's total production of phosphate rock was 4.3 million tonnes and the White Springs Plant's total production of phosphate rock was 3.1 million tonnes. The Company generally operates its phosphate mine and phosphate processing plants 24 hours a day, seven days a week, using rotating shifts.

     Phosphate rock is the major input in the Company's phosphorus processing operations. In addition to phosphate ore, the principal raw materials required by the Company are sulfur, sulfuric acid and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which the Company purchases from third parties. The Company purchases substantially all its sulfur on the spot market or pursuant to one or two-year contracts with quarterly price adjustments. The Company generally purchases very little of its sulfuric acid requirements from third parties. Sulfur and sulfuric acid have been in abundant supply in recent years and remain so at the present time. In 1997, the Company may transport surplus production of sulfuric acid at White Springs to Aurora as needed.

     The Company purchases substantial quantities of ammonia from third parties. The Company reacts phosphoric acid with ammonia to produce DAP and MAP, as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that is currently purchased by White Springs is produced in the Republic of Russia (the "Russian Ammonia") and imported through a White Springs-operated ammonia terminal located within the port of Savannah (Garden City, Georgia) and non-company operated terminals located within the ports of New Orleans (Taft, Louisiana), Houston and Tampa, Florida. The Company's ammonia expenses at Aurora are slightly higher than those of many of its competitors because of higher transportation costs incurred in transporting ammonia from Savannah to Aurora, North Carolina by rail.

     Most of the phosphate rock produced by the Company is used internally by the Company for the production of phosphoric acid, superphosphoric acid ("SPA"), chemical fertilizers, purified phosphoric acid and animal feed products. The balance is sold to third parties, mostly in foreign markets, for use as a direct application fertilizer on acidic soils.

     A portion of the Company's phosphoric acid production, merchant grade phosphoric acid ("MGA"), is sold in liquid form, mostly to foreign and domestic producers of solid fertilizers. The solid fertilizers produced by the Company are DAP and, to a lesser extent, GTSP and MAP. Nearly one-half of the Company's DAP is exported, with the balance sold domestically, mostly to large regional dealers that custom blend solid fertilizers.

     The Company's liquid fertilizer products, substantially all of which are sold domestically, consist principally of low-magnesium SPA, which the Company markets under the name "LoMag". The Company believes that it is the largest U.S. producer of SPA.

     The Company also processes phosphoric acid to produce animal feed supplements for the poultry and livestock markets. The Albright joint venture produces purified phosphoric acid for use in various food products and industrial processes.

RESERVES

     At December 31, 1996, the Company's Aurora phosphate mine had estimated proven and probable reserves of approximately 399 million tonnes of phosphate rock, at an average grade of 30.7% P2O5. These reserves represented approximately 30% of the presently known recoverable phosphate reserves in the U.S. and would permit mining to continue at current rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock, representing 10% of U.S. production capacity, and its processing plants have the capacity to produce 1.15 million P2O5 tonnes of phosphoric acid, representing 10% of U.S. production capacity. On April 6, 1995, approximately 408 million tonnes of phosphate reserves were transferred to a newly established company, the common stock of which was transferred to Elf
(USA) and Williams prior to the sale of PCS Phosphate to the Company. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995 not to compete, and for the first five years not to make certain preparations to compete, with the Company with respect to those reserves. See Environmental Matters -- Permits.

     The White Springs phosphate mine had estimated proven and probable reserves of approximately 57 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). The Company estimates that an additional 13 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves of 70 million tonnes of phosphate rock at White Springs would sustain a 21 year mine at a mining rate of 3.3 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually approximately 1.1 million P2O5 tonnes of phosphoric acid. See Environmental Matters -- Permits.

PCS JOINT VENTURE

     The Company indirectly holds all outstanding interests in a limited partnership (the "PCS Joint Venture") doing business in Florida as Florida Favorite Fertilizer and in Georgia and Alabama as Farmer's

Favorite Fertilizer. PCS Joint Venture manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida, Georgia and Alabama.

MARKETING

     The following table summarizes the Company's sales of potash, phosphates and other products in the past three calendar years:

                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                     (THOUSANDS OF DOLLARS)
Potash
  Canada....................................................     14,507      12,483       9,990
  United States.............................................    143,137     128,594     119,170
  Canpotex..................................................    184,025     221,169     185,776
  Other.....................................................     61,526      53,686      48,181
Phosphates
  Canada....................................................     17,672      23,461
  United States.............................................    564,074     247,127
  PhosChem..................................................    275,644     128,320
  Other.....................................................     34,575      18,282
Ammonia.....................................................    108,708      22,958
Florida Favorite Fertilizer.................................     53,551      50,817      43,786

     The following table summarizes the Company's revenue from products, by category:

                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                     (THOUSANDS OF DOLLARS)
Potash......................................................    403,196     421,002     363,117
Florida Favorite Fertilizer.................................     53,551      50,817      43,786
Phosphates
  Liquid Fertilizers........................................    239,716     106,330
  Solid Fertilizers (DAP, MAP, GTSP)........................    379,326     151,152
  Animal Feed...............................................    186,145      94,477
  Phosphate Rock, Industrial Products.......................     86,777      60,161
Ammonia.....................................................    108,708      22,958

     Fourth quarter gross margin for 1996 was $51.4 million for the potash operations and $47.6 million for the phosphate operations. The Company has a diversified customer base, and apart from sales to Canpotex Limited ("Canpotex") and Phosphate Chemicals Export Association, Inc. ("PhosChem"), no one customer accounted for as much as 10% of the Company's sales in 1996.

     The following table summarizes average prices per tonne received by the Company on sales of potash in the past five calendar years expressed as a percentage of 1992 base prices:

                                                     1996      1995      1994      1993      1992
                                                     -----     -----     -----     -----     -----
North America....................................     116%      123%      115%      102%      100%
Offshore.........................................     132%      125%      111%       95%      100%

     In the recent past, fertilizer prices have been volatile. No assurance can therefore be given that the average market prices for the Company's fertilizer products will continue at current levels.

     The Company sells potash from its Saskatchewan mines for use outside North America exclusively to Canpotex. PCS Sales (Canada) Inc. (formerly Potash Corporation of Saskatchewan Sales Limited) ("PCS

Sales") executes offshore marketing and sales for the Company's New Brunswick potash and executes marketing and sales for the Company's potash and phosphate products in Canada. PCS Sales (USA), Inc. executes marketing and sales for the Company's potash and phosphate products in the United States. PhosChem, an association formed under the Webb-Pomerene Act (United States), is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers.

NORTH AMERICAN MARKETING

     In 1996, North American sales revenue from potash operations represented 11.2% of the Company's net sales, substantially all of which was attributable to potash customers in the United States. North American sales are primarily to large agri-businesses, independent dealers and cooperatives. Typically, North American potash sales of the Company are greatest in the second calendar quarter. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a specified price.

     In 1996, North American sales revenue from phosphate operations represented 41.4% of the Company's net sales, substantially all of which was attributable to phosphate customers in the United States. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 1996, approximately 45% of the volume of PCS Phosphate's phosphate rock and phosphate product sales were made on the spot market with the balance made under short term contracts. The Company's contractual sales of phosphates are generally made pursuant to annual sales contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a specified price.

     Ammonia purchased by White Springs which is not used in the Company's operations is sold to third party customers in the United States.

     At December 31, 1996, the Company's North American sales were handled by 49 employees in Chicago, Illinois, and various other locations in the United States, and 26 employees in Saskatoon, Saskatchewan.

OFFSHORE MARKETING

     Potash produced by the Company in Saskatchewan for sale abroad is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including the Company). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. The Company and the other shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. Production from the Company's New Brunswick mine has been exempted from this requirement by members of Canpotex. Any member may terminate its membership in Canpotex on six months' notice.

     In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. The Company currently supplies 57.5% of Canpotex's requirements. Canpotex sells potash to government agencies and private firms pursuant to six-month contracts at negotiated prices or by spot sales.

     The following table sets forth the percentage of sales of Canpotex for the past three calendar years in the various geographical regions:

                                                                      1996      1995      1994
                                                                      -----     -----     -----
Asia..............................................................      70%       78%       75%
Latin America.....................................................      14         8        10
Oceania...........................................................      11        10        10
Europe............................................................       5         4         4
Other.............................................................      --        --         1
                                                                      -----     -----     -----
Total.............................................................     100%      100%      100%
                                                                      =====     =====     =====

     For 1996, revenue from offshore sales of potash from the New Brunswick mine, through PCS Sales, represented 4.4% of the net sales of the Company; sales to Canpotex represented 13.1% of the net sales of the Company in 1996.

     Since 1975, PhosChem has been the principal vehicle for United States exports of phosphate fertilizers. Since at least 1985, PCS Phosphate, IMC-Agrico Company ("IMC-Agrico"), a joint venture between IMC Global Inc. and Freeport-McMoRan Resources Partners (or its predecessors) and, until the Company's acquisition of White Springs, OxyChem, have been members. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada or to any member state of the European Union or the European Economic Area, sales of superphosphoric acid to the Former Soviet Union ("FSU") and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Agrico is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total P2O5 sales for 1996 were apportioned as follows: 66% to IMC-Agrico and 34% to PCS Phosphate. The PhosChem arrangement relies on the sales forces of IMC-Agrico and PCS Sales (USA), Inc. for sales of solids and liquids, respectively. The PhosChem agreement will be in effect through December 31, 1997, and subject to renewal thereafter. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company's sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem. The Company's 1997 PhosChem allocation is 34%.

     Revenue from sales to PhosChem accounted for approximately 19.6% of the Company's net sales, in 1996. Substantially all of the Company's phosphate sales to China, India and Pakistan were made through PhosChem. Most of the Company's sales of phosphate products to China are made to the central purchasing authority of the Chinese government. Sales to Pakistan were made in response to government tenders, but sales in India were made to many independent buyers.

     The following table sets forth the percentage of sales of PhosChem for the past three calendar years in the various geographical regions:

                                                           1996      1995(1)     1994(1)
                                                           -----     -------     -------
          Asia.........................................      82%         75%         73%
          Latin America................................      17          13          18
          Europe.......................................       1           3           2
          Mid East.....................................      --           2           5
          Africa.......................................      --           2           1
          Other........................................      --           4          --
                                                           ----        ----        ----
          Total........................................     100%        100%        100%
                                                           ====        ====        ====

---------------

(1) Numbers do not add to 100% as a result of rounding.

     Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and
(v) other economic, political and regulatory policies of foreign governments.

DISTRIBUTION AND TRANSPORTATION

     The Company has an extensive infrastructure and distribution system to transport and store its potash and phosphate products.

     Transportation costs add significantly to the total amounts paid by purchasers of potash. Producers have a definite advantage in markets close to their sources of supply (e.g. Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including the FSU, Germany, Israel and Jordan) to compete effectively in some of the Company's traditional markets.

     Most of the Company's potash for North American customers is shipped by rail. Shipments are also made from each of the Company's Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to the Company's warehouses and storage facilities in Canada and the United States.

     Potash from the New Brunswick mine is shipped primarily by ocean-going vessel from the Port of Saint John, although truck and rail transport are also used for North American customers.

     In the case of the Company's sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. The Company has an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. The Company, through Canpotex, has an interest in the development of a port facility located in Portland, Oregon. It is expected that this facility will be completed later this year.

     With respect to phosphates, the Company leases a shipping terminal in Morehead City, North Carolina, which receives and stores raw materials for, as well as the products manufactured by, the Aurora facility. The Company owns nine barges (four used for solid products, two for phosphoric acid, one for sulfuric acid and two for sulfur) and three tug boats, which are used to transport materials between its Aurora facility and Morehead City. Raw materials and products are also transported to and from the Aurora facility by rail. The Company transports sulfur it purchases from Canada in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora facility. The Company believes that its location and diversified transportation and terminalling capabilities put it in a comparable position to most of its Florida competitors in purchasing sulfur. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora facility.

     Sulfur is delivered to the White Springs Plant by unit trains from Canada and by rail from multiple domestic sources. The Company receives ammonia for its phosphate operations at White Springs through its ammonia terminal in Savannah, Georgia; ammonia is shipped by rail from Savannah to the White Springs Plant. The Norfolk Southern Corporation is the only railroad serving the White Springs Plant. Most of the phosphoric acid and chemical fertilizers produced at the White Springs Plant are shipped to domestic destinations by rail. The Company also ships some of its phosphoric acid, chemical fertilizers and animal feed products, produced at the White Springs Plant, through the bulk terminal located in Jacksonville, Florida, for offshore sales.

     The Company makes domestic deliveries of animal feed products (bulk and bagged) by rail or truck from its manufacturing facilities and from several warehouses supplied from its manufacturing facilities.

     The Company ships the ammonia it sells to third parties through various modes of transportation, including barge, rail, truck and pipeline.

     The Company has approximately 3,650 rail cars, approximately 1,300 of which are owned by the Company and the balance of which are leased.

COMPETITION

     The markets for potash, both domestic and foreign, are highly competitive. Since potash is a commodity, producers must compete based on price and service (e.g., delivery time and ability to supply all grades). Apart from competitive pricing, the Company's principal method of competition is in service to customers. Among other things, the Company serves its customers by maintaining warehouses and leasing rail cars to enhance its delivery capability. The high cost of transporting potash limits competition in various areas.

     The Company's potash competition includes two producers in Saskatchewan, three other significant producers in North America and potash producers located outside North America in the FSU, Israel, Jordan, Germany and France. Because of the high capital cost and lead time required to construct a new mine, the Company's principal competition is expected to continue to come from the owners of existing mines.

     Most phosphate products, particularly solid fertilizers, are commodities, with little or no product differentiation, and thus trade on the basis of prices determined in highly competitive markets. The vast majority of the United States phosphate rock not mined by the Company is produced in central Florida, southeast of Tampa, and most of the United States phosphate processing capacity, other than at Aurora, is located in Florida and along the coast of the Gulf of Mexico.

     The Company's principal advantage at Aurora in competing with other producers is that it operates integrated phosphate mine and phosphate processing complexes while most of its competitors are required to ship phosphate rock by rail or truck from their mines to their chemical processing plants, thus incurring substantially higher transportation costs. In addition, ore at Aurora is of a more uniform grade and is found in thicker seams than that in central and south Florida.

     As a result of its location in North Carolina and the relatively high cost of transportation, the Company's U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions, while White Springs and other Florida producers have a natural advantage in the South, and Gulf coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.

     The Company also competes with governmental agencies and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan and South Africa.

EMPLOYEES

     At December 31, 1996, the Company had 4,490 active employees of whom 1,504 were salaried and 2,986 were hourly paid. Of these employees, the Company's potash operations employed 1,516 people, the phosphate operations employed 2,647 people, and 141 people were employed at PCS Joint Venture. The corporate office had a staff of 111 while 75 people were employed in the Company's sales group. The Company has six collective bargaining agreements. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 1997. The Lanigan agreement expires on January 31, 1998. The Company and the Rocanville Potash Employees Association have agreed to a new contract which expires on May 31, 1998. The agreement between IMC and the union representing the employees at the Esterhazy mine expires on January 31, 1998. The Company's New Brunswick and Aurora operations are non-union. The collective bargaining agreement with the union representing employees at the White Springs Plant expires on December 1, 1997. The Company believes its relations with its employees to be good.

GOVERNMENT REGULATIONS

     The Company's potash and phosphate operations are subject to various legislative and regulatory requirements.

POTASH

     In late September 1987, legislation was adopted in Saskatchewan that authorized the government to control production at potash mines located in the Province of Saskatchewan. The legislation, which has not taken effect but which can be brought into effect by proclamation of the Cabinet of Saskatchewan, permits the Cabinet, and the Potash Resources Board which would be created under such legislation, to prescribe rates of potash production in Saskatchewan and to allocate production among individual mines. In determining rates for individual mines, the Potash Resources Board would take into account a mine's productive capacity, the rate of production from the mine, the present and future inventory and stockpile requirements for the mine, the portion of demand for potash that has been fulfilled by the primary production of potash from the mine and any additional factors which may be prescribed by regulation. Increases in production capacity would be subject to the approval of the government of Saskatchewan. The Company cannot predict at this time if or when the legislation will be proclaimed or its effects on the results of the Company's operations.

PHOSPHATE

     The Company's phosphate mining and processing operations are subject to general U.S. governmental controls in the form of required permits and applicable laws and regulations, including the North Carolina Mining Act, which applies to operations at Aurora, and the Florida Land Reclamation Act and the severance tax law, which apply to operations at White Springs.

ROYALTIES AND CERTAIN TAXES

     Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the potash production tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company's tax, fees and royalty expenses were $39.2 million in 1996.

     The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 1996, the Company paid capital tax of $4.3 million and paid $8.5 million surtax.

     The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company's expenses for such royalties and municipal taxes were $4.4 million in 1996.

     The Company does not make royalty payments in connection with its phosphate operations.

Income Taxes

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense, earned depletion allowance and resource allowance, such taxes have not yet been payable by PCS. However, the Company is subject to the Large Corporations Tax. At December 31, 1996, the Canadian tax pools plus the non-capital losses carried forward exceed the book value of PCS's depreciable assets. PCS will begin to book a deferred tax provision, at an effective tax rate of 35%, once the tax pools plus the non-capital losses carried forward are less than the book value of the assets. This rate assumes that primarily all Canadian profits for income tax purposes are resource profits eligible for the resource allowance and that an earned depletion claim of 25% on resource profits is available to the Company. Assuming the status quo, the

Company is likely to begin to record a Canadian deferred income tax provision in 1997 and is unlikely to pay regular Canadian income taxes before the next decade.

     The subsidiaries of the Company which operate in the United States are subject to U.S. federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular cash income taxes. However, they are subject to alternative minimum tax, which may be carried forward indefinitely to be applied against regular income tax liability. In addition, the Company is subject to United States withholding tax on certain payments received from its U.S. subsidiaries. The tax rate for 1996 was approximately 23.6% of taxable income, of which 13.8% represented deferred income taxes, and 9.8% represented cash taxes.

RESEARCH AND DEVELOPMENT

     The Company maintains research and development facilities located in Saskatoon, Saskatchewan, employing approximately 26 persons who concentrate on improving efficiency in mine operations and product quality. Research continues on the use of three-dimensional seismic methods and other geophysical tools to detect geological disturbances in ore seams. The Company is also proceeding with automation of mining machines. Other research includes measures to maintain and enhance product quality in transit and at offsite storage facilities.

     Research and development expenditures in potash amounted to $1.35 million, $1.55 million and $1.53 million in 1996, 1995 and 1994, respectively. The Company does not anticipate any material change in the level of research and development expenditures for 1997.

     The Company continues to evaluate ways to more fully automate its phosphate production facilities, including improvements to its sulfuric acid, phosphoric acid and purified phosphoric acid plants. The Company is also exploring ways of further debottlenecking its phosphate production facilities and selectively adding capacity through technological enhancements.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to environmental controls in the form of required permits and other applicable Canadian and U.S. federal, provincial, state and local laws and regulations. Such laws and regulations govern air emissions, waste water discharges, land reclamation and solid and hazardous waste management. The Company believes that it is currently in material compliance with applicable environmental laws and regulations and believes that it is well positioned to meet anticipated requirements under these laws and regulations. Although significant capital expenditures and operating costs have been incurred and will continue to be incurred on account of these laws and regulations, the Company does not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations, including the recently-enacted potash decommissioning regulations discussed below. The Company anticipates that its routine expenditures related to environmental matters in 1997 will not differ materially from the previous year.

ENVIRONMENTAL EXPENDITURES

Reclamation and Restoration Costs

     Site restoration and reclamation costs have been accrued for various sites. At December 31, 1996, the Company had accrued $35.9 million for the Aurora, North Carolina facility, $66.7 million for the White Springs, Florida facility, $27.4 million for the Moab, Utah facility and $16.6 million for various sulfur facilities. The idle sulfur facilities were part of the acquisition of Texasgulf and are undergoing dismantlement and environmental restoration efforts. The current portion of restoration and reclamation accrued in 1996 totalled $4.5 million. These amounts represent the Company's current estimate of potential site restoration and reclamation costs which were last assessed in November, 1996. The expenditures are generally incurred over an extended period of time.

     Annual environmental expenditures for reclamation and restoration during the year ended December 31, 1996 was $69.9 million. Of this amount, $53.5 million was charged to operations, $6.8 million was capitalized and $9.6 million was charged against accrued reclamation costs.

Capping of By-product Gypsum Stacks

     In 1993, the State of Florida passed certain legislation requiring companies to reduce the potential environmental hazards associated with accumulations of by-product gypsum (gypsum stacks). The legislation requires companies to "cap" the gypsum stacks in order to reduce seepage into groundwater. The procedures are not required until the gypsum stacks are no longer in use which management currently estimates to be no earlier than the year 2010. At December 31, 1996, a balance of $34.3 million was included in accrued reclamation costs for this gypsum stack capping requirement. The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS.

     In North Carolina, on exhaustion of the mine's phosphate reserves, disposition of the remaining gypsum must comply with the laws in place at that time.

Other Environmental Costs

     The Company's estimated operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing ongoing potash operations, were approximately $9.5 million for the year ended December 31, 1996.

     The Company incurs, at the potash mines which it operates, ongoing and routine expenditures to maintain the waste salt piles and brine ponds, to maintain air quality and to meet general environmental objectives.

Capital Expenditures

     Each year the Company undertakes capital projects to improve the pollution control facilities at the potash mines which it operates. In 1996, a total of approximately $2.1 million in capital expenditures was spent to meet the Company's environmental control objectives at such mines.

     PCS Phosphate's capital expenditures with respect to environmental matters have been primarily related to air emission control, water management, land reclamation and solid waste disposal. In 1992, PCS Phosphate completed construction of a $30 million water management system at its Aurora mine and plant site that the Company believes will address significant water management issues with respect to both the mine and plant operations for the foreseeable future. Under the Company's new system of discharge minimization, PCS Phosphate recycles water used in its slurries and cooling operations, adding new water as needed.

     With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements. These requirements include existing and anticipated regulations under the 1990 amendments to the U.S. federal Clean Air Act and under state law. In particular, both federal and state regulation of hazardous air pollutants are expected to require additional pollution control equipment and increased operating expenditures at some U.S. facilities. The federal operating permit program is also expected to require the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. If the Company undertakes facility expansion at its Aurora and/or White Springs plants, a federal prevention of significant deterioration permit may be required. This permit would impose certain restrictions on air pollutant emissions from the expanded portions of the Aurora and/or White Springs plants.

REGULATORY EVALUATION AND REMEDIATION

     In addition to environmental regulation of its present operations, the Company also may incur costs and liabilities in connection with its past and present waste disposal practices and ownership and operation of real property, as well as its mining activities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of property at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or apportioned according to various equitable and other factors. In the course of its present and former operations, including those of divested businesses, PCS Phosphate and White Springs have generated and the Company will generate wastes that could result in liability for the Company under these laws.

     A U.S. Environmental Protection Agency ("EPA") contractor conducted a screening site inspection in November 1989 of a portion of the Aurora facility in order to determine whether further investigation or cleanup should be conducted. The contractor's report identified certain pesticide and other contamination of the soil and potential migration pathways for contamination of surface water and, to a lesser degree, groundwater, and recommended that the site be evaluated for cleanup. The Company is not aware of any further action by EPA or its contractor at this site since the report of this inspection was issued in March 1991. Another EPA contractor conducted a screening site inspection in May 1990 on a site that includes the Company's Marseilles, Illinois facility in order to determine whether further investigation or cleanup of the site should be conducted. The contractor's report identified certain contamination of the soil and potential migration pathways for contamination of groundwater and surface water, but did not make any recommendations for further action. Illinois Environmental Protection Agency ("Illinois EPA") visited the site in April 1995. During February 1996, the Company received a CERCLA Site Inspection Report from Illinois EPA based on the April 1995 visitation. Officials of the Company were also advised verbally, by the Illinois EPA, that the site, which included the Marseilles facility, would be given a "no further action" status. However, the Company has received no written notice of this status from either EPA or Illinois EPA. The Company does not know if any cleanup will ultimately be required at these two sites, and consequently is unable to estimate the total costs of cleanup or its share of such costs if a cleanup is ordered. During September 1995, an investigation of the Saltville, Virginia facility was undertaken by EPA in connection with a review of the former operations of Olin Corporation conducted in and around Saltville. During October, 1996, the Company received a copy of a Health Consultation for the Former Hydrazine Plant of Olin Corporation. The only item noted in the consultation report concerning the former hydrazine plant was the presence of lead around a tank foundation. The Company plans to analyze the soil at that tank location and to dispose of, in an appropriate manner, any soil having elevated levels of lead. The Company has no information indicating that any cleanup required in connection with the Aurora, Marseilles and Saltville sites will have a material adverse effect upon the Company's financial condition or results of operation. Further, the Company believes that if it has any material liability for such costs, it would have claims against third parties in connection with such liability. Any such claims would be based on statutory and/or common law obligations of third parties, such as former owners, occupiers or disposers.

     PCS Phosphate was initially named as a party in two cleanup matters involving the Colorado School of Mines Research Institute ("CSMRI") in connection with hazardous substances allegedly generated at some of the former operations of CSMRI. During May, 1995, Elf (USA) advised EPA that Elf (USA) was handling the matter on behalf of Texasgulf Inc. and another former Elf (USA) subsidiary, Texasgulf Metals and Minerals Co. On January 28, 1997, EPA issued a notice that the required cleanup work at one of the sites had been completed.

     PCS Joint Venture and its general partner, Potash Corporation of Saskatchewan (Florida) Inc. ("PCS Florida"), a wholly-owned subsidiary of the Company, are subject to various environmental laws of the federal and local governments in the United States, and from time to time investigations relating to the enforcement of such laws. Currently, the Florida Department of Environmental Protection is conducting an investigation into soil and ground water contamination of a PCS Joint Venture fertilizer plant located in Lakeland, Florida and certain adjoining property. Assessment of the contamination of the plant site and of certain adjoining property is continuing. No connection between the operations of PCS Joint Venture (or its predecessor Florida Favorite Fertilizer, Inc.) and the contamination has been established. The magnitude of any liability which PCS Joint Venture and PCS Florida may have regarding the Lakeland, Florida plant has not yet been determined.

     In June 1994, the Georgia Department of Natural Resources, Environmental Protection Division, wrote to PCS Joint Venture seeking certain environmental information regarding its Moultrie, Georgia location. In October 1994, an additional request for information was received from the EPA pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Responses to both requests have been provided by PCS Joint Venture. Based on a preliminary investigation, there appears to be lead-contaminated soil at the site. However, a complete assessment of the site has not yet been completed, and the full nature and extent of the contamination cannot be quantified at this time.

     PCS Joint Venture is co-operating with regulatory authorities in their investigations of the Lakeland and Moultrie sites. It is also attempting to determine the number and location of other parties who may be liable for remediation of these sites. However, because site assessments are ongoing and because other parties may be liable for some or all costs of remediation, the ultimate liability of PCS Joint Venture has not yet been determined.

PERMITS

     A significant portion of the Company's phosphate reserves in Aurora, North Carolina is located in wetlands and, under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the "Corps") before mining activity that will disturb the wetlands may occur. As part of the permit process for PCS Phosphate, the Corps issued a draft Environmental Impact Statement in January 1994 in which five alternative mine plans of PCS Phosphate were identified and evaluated for their environmental and other impacts. During May 1995, the Environmental Impact Statement was supplemented to add a sixth alternative. All six alternatives would enable mining to continue until 2013 at a mining rate of 5.4 million tonnes of phosphate rock per year. The cost of mining varies under each of the alternatives, given the significance of the costs of transporting the phosphate ore from the mine to the plants and of transporting gypsum and clay to reclamation areas. By letter dated November 21, 1996, PCS Phosphate requested that the alternative which would disturb the least amount of wetlands be approved by the Corps and that a permit be issued based on such alternative. No record of decision or permit has yet been issued by the Corps.

     The Company will be required to reach an agreement with the Corps on a wetlands mitigation plan as a condition of any wetlands permit at Aurora. The plan will require the Company to create or restore wetlands to compensate for the wetlands impacted by its mining activities. The Company has recently acquired additional land adjacent to its Aurora, North Carolina facilities for this purpose. In order to demonstrate the feasibility of such activities, as of December 31, 1996, the Company had created or restored 1,988 acres of wetlands.

     The Company does not anticipate that an Aurora wetlands permit will be issued before the spring of 1997. The Company does not expect to begin mining in areas covered by a wetlands permit before 2003. The implementation of an approved mine plan could be further delayed by litigation, administrative appeal or other factors. If approval from the Corps were to be denied or were to be substantially delayed, the Company has adequate phosphate reserves in non-wetlands areas in North Carolina to continue mining until 2003.

     In addition to the wetlands permit from the Corps, the Company also needs additional authorizations from agencies of the State of North Carolina to continue its mining activities in North Carolina. One of these is a certification from the State that the mining activities will comply with water quality standards. The Company is also required to have State mining permits that contain bonding and reclamation requirements. The Company has a State mining permit for the areas presently being mined by the Company that is effective through 2003, but this permit must be amended periodically to add additional acreage during this period. The Company also holds another mining permit from the State for the area of the property that is the subject of its wetlands permit application to the Corps. This State wetlands permit has been renewed until 2005. No mining activity can occur in the area pending issuance of all required permits. In addition, approval of renewals and amendments of these permits are conditional upon a determination by the State's Division of Coastal Management that the land use is consistent with the applicable county land use plan.

     The failure of the Company to obtain any of the foregoing permits would materially limit its phosphate mining operations in North Carolina beyond 2003.

     Gypsum is a by-product of the production of phosphoric acid. Gypsum is normally placed in above-ground storage areas called gypsum stacks. The gypsum stacks at the White Springs Plant will continue to be used and when closed will be covered or capped to the extent required under applicable regulations. Although the Company's management believes that it will be in compliance with Florida's Phosphogypsum Rule and as such should be allowed to continue using its three gypsum stacks for their useful lives of 40 to 50 years, it is not certain how long White Springs will be allowed to continue using its gypsum stacks beyond the year 2001. The rule permits the use of existing gypsum stacks until they reach capacity, if groundwater standards are met by January 1, 2001. A regulatory prohibition on use of existing stacks would result in a closure/new stack construction cost in excess of $100 million.

     Lands mined by White Springs after July 1, 1975 and unmined lands used in the mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the State of Florida Department of Environmental Protection ("DEP") unless otherwise provided in, or pursuant to, a Memorandum of Agreement, dated February 1, 1995, between OxyChem and DEP. The cost of reclamation of mandatory lands is borne solely by White Springs. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.

     In 1996, White Springs completed a series of federal, state, and local permitting actions effecting a major change in the regulation of the mining operation and land reclamation. Pursuant to an agreement with the Florida Department of Environmental Protection ("FDEP"), White Springs will fund a land acquisition program for environmentally sensitive lands in the region near its operations. This concept is referred to as "off-site mitigation". Final approval of state plans to implement the agreement was granted in 1996, as was a required modification of existing mining permits from Hamilton County. FDEP's and Hamilton County's approvals are valid for the life of the operations, and define operating and reclamation standards for that term. Additional permit revisions incorporating this change were secured from the Corps for federally-regulated wetlands mining. The revised Corps permit covers operations through the year 2002. Further Corps permitting will be necessary to apply the off-site mitigation concept to remaining wetlands. Failure to achieve application of this concept to additional Corps wetlands would result in higher reclamation costs if on-site wetlands were required. Failure to secure the required permits under either on-site or off-site mitigation would negatively affect reserves and costs.

POTASH DECOMMISSIONING REGULATIONS

     The environmental regulatory authorities in the Province of Saskatchewan have enacted regulations to require decommissioning and reclamation plans and financial assurances with respect to decommissioning by owners and operators of mines. Discussions between the regulatory authorities and various participants in the mining industry have continued since 1994. Pursuant to the regulations, the Company is required to file with the responsible Minister by March 31, 1997 a decommissioning and reclamation plan for each of the Company's mines located in Saskatchewan. Such plans are subject to approval by the Minister and must include, among other things, a proposal for financial assurance to ensure completion of the plan. An approved financial assurance mechanism must be established by March 31, 1999 or one year following approval of the decommissioning and reclamation plan, whichever is later. Because of the uncertainty surrounding the amount and structure of the assurance mechanism, the Company is unable to accurately estimate the related costs or other financial implications to the Company.

RECENT ACQUISITION OF ARCADIAN CORPORATION

     On March 6, 1997, the Company acquired all of the outstanding capital stock of Arcadian. Arcadian was merged with and into PCS Nitrogen, Inc. under which name the former Arcadian business now operates. As hereafter used, "PCS Nitrogen" refers to PCS Nitrogen Inc., its predecessors and and its direct and indirect subsidiaries unless the context otherwise indicates.

GENERAL

     PCS Nitrogen is the largest producer and marketer of nitrogen fertilizers and nitrogen chemicals in the Western Hemisphere. These products are used for both agricultural and industrial purposes. PCS Nitrogen produces ammonia at six of its seven domestic plants and in Trinidad. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, ammonium nitrate, nitric acid and nitrogen solutions. Ammonia, urea, ammonium nitrate and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications, while nitric acid is sold to industrial customers as an intermediate chemical feedstock. In addition to nitrogen products, PCS Nitrogen manufactures a variety of phosphate products at one domestic plant for agricultural and industrial purposes. In 1996, PCS Nitrogen's sales were divided approximately 60% to agricultural customers and 40% to industrial customers. PCS Nitrogen's plants ship products to agricultural, industrial and export customers via barge, rail, truck and ship. The locations of PCS Nitrogen's plants are Augusta, Georgia; Clinton, Iowa; Geismar, Louisiana; La Platte, Nebraska; Lima, Ohio; Memphis, Tennessee; Wilmington, North Carolina; and Point Lisas, Trinidad. In March 1995, PCS Nitrogen indefinitely shut down production activities at its plant in Savannah, Georgia, and converted it to a product distribution facility. All of the plants, except for the Lima and Trinidad plants, were acquired in 1989 in connection with the formation of Arcadian. The Lima and Trinidad plants were acquired in 1993.

     Arcadian was created in 1989 with the acquisition of five previously separate nitrogen fertilizer businesses. From April 1992 to August 1995, Arcadian conducted substantially all of its operations through a master limited partnership, Arcadian Partners, L.P. ("Partners" and together with its subsidiaries, collectively, "Partnership"). Arcadian created the Partnership and held a 2% general partner interest and a 43% limited partner interest; a 55% limited partner interest was represented by publicly traded preference units. Arcadian effectively acquired all of the preference units of Partners in August 1995.

PRODUCT SALES

     The historical combined net sales of PCS Nitrogen's principal products for the periods indicated are set forth in the table below.

                                           1996                  1995                  1994
                                     -----------------     -----------------     -----------------
                                                 % OF                  % OF                  % OF
                                                 TOTAL                 TOTAL                 TOTAL
                                       NET        NET        NET        NET        NET        NET
                                      SALES      SALES      SALES      SALES      SALES      SALES
                                     -------     -----     -------     -----     -------     -----
                                                         (MILLIONS OF DOLLARS)
Ammonia...........................   $ 385.5      29.3%    $  341.7     27.0%    $  306.2     27.8%
Urea..............................     351.9      26.8        371.5     29.3        276.6     25.1
Nitric Acid.......................      31.2       2.4         30.3      2.4         25.5      2.3
Ammonium Nitrate..................      79.3       6.1         77.6      6.1         87.7      8.0
Nitrogen Solutions................     324.7      24.7        317.6     25.1        273.9     24.9
Phosphate Products................      97.8       7.4         84.0      6.7         91.0      8.3
Other Products....................      43.6       3.3         44.2      3.4         39.4      3.6
                                                           -------               -------
                                                                -                     -
                                     --------    ------                ------                ------
Total Net Sales...................   $1,314.0    100.0%    $1,266.9    100.0%    $1,100.3    100.0%
                                     ========    ======    ========    ======    ========    ======

MARKETING AND DISTRIBUTION

     PCS Nitrogen supplies customers in the major crop producing and fertilizer consuming areas of the U.S. from its domestic plants which are strategically located throughout the eastern half of the U.S., giving PCS Nitrogen access to a strong, diversified crop base and lengthy fertilizer consuming seasons. Following the acquisition, the marketing functions for PCS Nitrogen will by handled by PCS Sales, the Company's marketing subsidiaries. PCS Nitrogen's domestic plants have ready access to major railroads, truck, barge or vessel transportation. At the Geismar plant, PCS Nitrogen also has one of the few U.S. deep-water direct vessel loading facilities in the industry, which provides it with ready access to the export market.

     The primary customers for fertilizer products are retail chain operators, dealers, distributors and other fertilizer producers. National farm retail chains and cooperatives have both distribution and application capabilities. PCS Nitrogen does not sell products directly to farmers.

     PCS Nitrogen distributes its products by barge, railcar and truck to its customers and through its strategically located storage terminals in high consumption areas. PCS Nitrogen leases or owns approximately 50 terminal facilities with an aggregate storage capacity of approximately 600,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period. PCS Nitrogen operates approximately 1,300 railcars, including various types of specialty railcars necessary for transporting some of PCS Nitrogen's products.

     PCS Nitrogen distributes products from the Trinidad plant to markets in Latin America, Europe and Africa in addition to the United States. PCS Nitrogen's distribution operations in Trinidad employ two long-term chartered ocean-going vessels and utilize spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

SEASONALITY AND VOLATILITY

     The markets for nitrogen and phosphate fertilizers are global commodity markets. These products generally have no proprietary distinction, and the markets for PCS Nitrogen's fertilizer products are both seasonal and volatile. The seasonality of PCS Nitrogen's business is primarily the result of the agricultural growing season, which imposes the need to build inventories for the annual peak periods of fertilizer application. The volatility of PCS Nitrogen's business is the result of a number of factors, including U.S. and foreign public sector policies (including international trade policies), the number of acres planted, weather patterns and conditions, the mix and yield of crops planted, disposable farm income, the level of imports and, as with other global markets, the relative value of the U.S. dollar. The most important factors for domestic markets are weather patterns and conditions (particularly during periods of high fertilizer application) and the agricultural and trade policies of the U.S. government.

     The effects of the seasonality of PCS Nitrogen's fertilizer sales are offset in part by the sale of approximately 40% of its production for industrial, rather than agricultural, purposes. The industrial market business cycles for PCS Nitrogen's products are generally independent of the agricultural cycles.

COMPETITION

     Although there has been extensive consolidation and privatization worldwide, substantial competition exists in the nitrogen fertilizer and chemical industries. PCS Nitrogen competes domestically with a broad range of companies in the production and sale of nitrogen fertilizer and chemical products, including subsidiaries of larger chemical companies, farm cooperatives, integrated energy companies and independent fertilizer companies. Because fertilizer is a commodity, competition takes place largely on the basis of price and delivery. The relative cost of, and availability of transportation for, raw materials and finished products to manufacturing facilities and markets are important competitive factors.

     PCS Nitrogen also competes with foreign companies whose nitrogen products are imported into the United States. Although diminishing in number, various foreign competitors receive subsidies from their governments. Some countries also have natural gas supplies that are surplus to domestic demand. This surplus natural gas may have a low alternative value and, when used as feedstock for the manufacture of ammonia and urea, can result in low-cost production. These low-cost products are being imported into the U.S. and compete with domestically manufactured nitrogen fertilizers, including those of PCS Nitrogen. In addition, other importers subsidized by their governments may import products into the U.S. for reasons not related to U.S. fertilizer market conditions, such as a need to obtain U.S. dollars.

     PCS Nitrogen believes that its production capacities for each of its principal nitrogen products are the largest in the Western Hemisphere, and that its major domestic competitors are Farmland Industries, Inc., CF Industries, Inc., and Terra Industries Inc.

     PCS Nitrogen's domestic plants serve agricultural markets with a diversified crop base that spans a lengthy growing season. PCS Nitrogen's domestic manufacturing plants are strategically located in agricultural and industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. PCS Nitrogen believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. Several of PCS Nitrogen's domestic plants are located closer to their primary customers than are their competitors. PCS Nitrogen concentrates its marketing efforts on these nearby markets where lower transportation costs result in better margins. The Company believes that the number and geographic diversity of its plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas when compared to competitors controlling only a few facilities.

RAW MATERIALS

     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen's other nitrogen products. The purchase and transportation of natural gas accounts for approximately 40% of PCS Nitrogen's total domestic production cost. PCS Nitrogen's natural gas strategy is to purchase approximately one-third of its natural gas in the spot market or on short-term contracts, one-third of its natural gas pursuant to fixed-price physical contracts, reserves in the ground or forward contracts which fix the price of future deliveries, and the remaining one-third of its natural gas in Trinidad using a pricing formula related to the market price of ammonia. PCS Nitrogen purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen's facilities. Approximately 75% of PCS Nitrogen's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

     In addition to nitrogen products, PCS Nitrogen produces phosphate products at the Geismar plant for which supplies of phosphate rock and sulfur are necessary. PCS Nitrogen purchases phosphate rock from Morocco pursuant to an agreement with a Moroccan government-owned company, the current term of which expires on December 31, 2002, wherein prices are reset annually through negotiation. If no agreement on price is reached, either party may terminate the agreement. Changes in the agreement could affect the stability of the supply of the raw material and the profitability of PCS Nitrogen's phosphate products. Sulfur is purchased pursuant to a contract that may be cancelled by either party upon 180 days' notice prior to the end of any month. Both phosphate rock and sulfur are delivered to the Geismar plant via ship and barge.

FACILITIES

     PCS Nitrogen manufactures nitrogen products at eight plants, of which seven are located in the United States and one is located in Trinidad. The following table sets forth the plant locations and production capabilities:

PLANT LOCATIONS                      PRODUCTS PRODUCED
---------------                      -----------------
Augusta, Georgia...................  Ammonia, urea, nitric acid, ammonium nitrate, and nitrogen solutions
Clinton, Iowa......................  Ammonia, urea, nitric acid, ammonium nitrate, and nitrogen solutions
Geismar, Louisiana.................  Ammonia, urea, nitric acid, ammonium nitrate, nitrogen solutions, phosphoric acid, super-phosphoric acid,
                                     phosphate solutions, and sulfuric acid
LaPlatte, Nebraska.................  Ammonia, urea, nitric acid, ammonium nitrate, and nitrogen solutions

PLANT LOCATIONS                      PRODUCTS PRODUCED
---------------                      -----------------
Lima, Ohio.........................  Ammonia, urea, nitric acid, nitrogen solutions, and ammonium nitrate
Memphis, Tennessee.................  Ammonia and urea
Wilmington, North Carolina.........  Nitric acid, nitrogen solutions, and ammonium nitrate
Point Lisas, Trinidad..............  Ammonia and urea

     PCS Nitrogen leases or owns terminal facilities at approximately 50 locations throughout the southern, southwestern, midwestern and eastern United States principally for the storage of nitrogen solutions. PCS Nitrogen also leases office space for its corporate headquarters.

SERVICE AGREEMENTS

     The Geismar plant is integrated with a larger chemical manufacturing complex owned by Allied-Signal, Inc. ("Allied"). Under the Geismar Services Agreement, PCS Nitrogen and Allied provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security and emergency services, and other essential services. PCS Nitrogen believes that most of the services that PCS Nitrogen requires are available from other sources, if necessary. However, the termination of, or the need to replace, certain of the services provided (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruptions to the operations of the Geismar plant.

     BP Chemicals Inc. ("BPC") operates the Lima plant on PCS Nitrogen's behalf under an operating agreement that can be terminated by either party with one year notice. PCS Nitrogen's payments to BPC under the operating agreement generally are intended to approximate BPC's previous cost of operating the Lima plant and are made through the reimbursement of expenses incurred by BPC in providing such operating services. In addition, due to the mutual interdependence of the Lima plant and BPC's operations, PCS Nitrogen and BPC have agreed to provide each other with certain manufacturing support services at cost pursuant to a contract extending for as long as the plants continue to operate and either party is required to provide support services thereunder.

     PCS Nitrogen uses contract labor personnel provided by Augusta Service Company, Inc., which is owned 50% by PCS Nitrogen and 50% by DSM Chemicals North America, Inc. ("DSM"), to provide purchasing, stores and spare parts management, maintenance, repair and shipping services for the Augusta plant.

PCS NITROGEN LITIGATION

DOJ Investigations

     In 1993, PCS Nitrogen learned that the Antitrust Division of the Department of Justice (the "DOJ") had initiated a grand-jury investigation of pricing practices in the explosives industry. In response to a subpoena issued in that investigation, PCS Nitrogen produced to the DOJ in 1994 and 1995 documents concerning ammonium nitrate sold to explosives manufacturers. In late 1996 and early 1997, PCS Nitrogen learned that the DOJ had begun contacting current and former PCS Nitrogen employees seeking information concerning PCS Nitrogen's pricing of ammonium nitrate in 1992. PCS Nitrogen is cooperating fully with the DOJ investigation and has been informed by the DOJ that, based on currently available information, neither PCS Nitrogen nor any of its current or former directors, officers and employees is a target of the investigation. PCS Nitrogen believes that neither it nor its employees have violated the antitrust laws and that the DOJ's investigations are unlikely to result in a material adverse effect on the Company.

Lake Charles Plant

     In connection with an incident at its Lake Charles plant in 1992, PCS Nitrogen is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4.35 million. On February 19, 1997, an administrative law judge of the Occupational Safety and Health Review Commission issued a decision finding that PCS Nitrogen had committed a willful violation of the federal Occupational Safety and Health Act and assessing a penalty of $50,000. PCS Nitrogen plans to appeal the judge's decision. Other phases of the OSHA proceeding have generally been favorable to PCS Nitrogen. While PCS Nitrogen and legal counsel anticipate that any civil penalty ultimately paid will be substantially less than the remaining $4.35 million penalty proposed by OSHA, they cannot predict with certainty the outcome of the proceeding.

     In September 1996, PCS Nitrogen's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of PCS Nitrogen's liability insurance, are subject to the negotiation and execution of definitive settlement agreements and, with respect to the class action civil litigation, approval as to fairness by the court. There remain three lawsuits against PCS Nitrogen arising from the incident, which were brought by former employees at the Lake Charles plant who allege that they were wrongfully terminated following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Company upon their resolution.

Port Authority of New York and New Jersey

     On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), PCS Nitrogen and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The lawsuit was removed to federal court in New Jersey. On February 7, 1997, the defendants filed a motion to dismiss the suit for failure to state a claim upon which relief could be granted. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from the defendants in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. PCS Nitrogen is unaware of any basis for liability and intends to vigorously defend the lawsuit.

PCS NITROGEN ENVIRONMENTAL MATTERS

     The production, distribution and storage of nitrogen and phosphate fertilizers and chemicals may result in environmental damage. In addition, the production of fertilizers and chemicals involves the use, handling and processing of materials that may be considered hazardous within the meaning of applicable environmental, health and safety laws. PCS Nitrogen believes that the procedures currently in effect at all of its facilities for the production, handling and transportation of all materials are consistent with industry standards and are in general compliance with applicable environmental, health and safety laws, the violation of which could have a material adverse effect on the Company.

     PCS Nitrogen's operations are subject to extensive and evolving federal, state and local and certain foreign laws and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. Permits are required for the operation of PCS Nitrogen's plants and related facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties also may have the right to pursue legal actions to enforce compliance. Future developments, such as stricter laws, regulations or enforcement policies thereunder, could significantly increase the costs of PCS Nitrogen with respect to the handling, manufacture, use, emission or disposal of substances or wastes by PCS Nitrogen. Moreover, some risk of environmental costs and liabilities is inherent in PCS Nitrogen's operations and products, as it is with other companies in the industry, and there can be no assurance that material costs and liabilities will not be incurred by PCS Nitrogen. PCS Nitrogen's capital expenditures on projects principally related to environmental control, remediation and compliance in 1996 were approximately $10 million, and PCS Nitrogen anticipates expenditures of approximately $11 million for similar projects during 1997 and $7 million for such projects during 1998. PCS Nitrogen expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

     The federal Clean Air Act Amendments of 1990 ("CAA Amendments") provide for increased regulation of air emissions, including pollutants that may be considered toxic within the meaning of the statute, and set forth requirements for federal air emissions operating permits, applications for which have been submitted to the relevant state permitting authorities. In addition, several states, including Louisiana and North Carolina, have adopted or are in the process of adopting stricter controls on air emissions designated as toxic by those states, which in certain cases include ammonia. PCS Nitrogen retained an environmental consulting firm to evaluate the applicability of the CAA Amendments' requirements to PCS Nitrogen's domestic plants. Based on the results of the study, PCS Nitrogen will be required to take certain actions to ensure compliance with the CAA Amendments and related applicable state laws. As the nature and cost of such actions will be determined as the operating permit application process for each of its plants proceeds, PCS Nitrogen is currently not able to estimate the potential costs of such action.

     The plant sites on which PCS Nitrogen's production operations are located have been used for many years. Although PCS Nitrogen has utilized, and believes that its predecessors generally utilized, operating and disposal practices that PCS Nitrogen believes complied with industry standards at the time, federal and state laws relating to the remediation of historical disposal sites have become more stringent. As a result, to the extent that wastes may have been released or disposed of at its plant sites, PCS Nitrogen has in the past been, and may in the future be, required to remediate contaminated property or ground water or remove previously disposed wastes and address related liabilities.

     In connection with certain recent modifications and additions to the Geismar plant, consultants retained by PCS Nitrogen incorrectly estimated emissions levels for nitrous oxide ("N0x") associated with such projects. As a result, preconstruction permit applications required for such projects under the federal Clean Air Act were not filed by PCS Nitrogen. Pursuant to a consent order with the Louisiana Department of Environmental Quality ("LDEQ"), such applications have now been filed, and PCS Nitrogen expects LDEQ to issue corresponding permits soon. Although PCS Nitrogen is unable to predict with certainty whether LDEQ will impose N0x emissions controls through such permits, PCS Nitrogen currently estimates that such controls, if imposed, will require the expenditure of approximately $750,000.

     UAN solutions storage facilities at the Clinton and LaPlatte plants are subject to recently-issued state secondary containment regulations. These regulations require the installation of spill prevention and containment structures and equipment, and the adoption of procedures, to prevent or mitigate releases of UAN solutions to the environment. Based on currently available information, PCS Nitrogen expects that it will incur expenditures of $2-2.5 million for each of the Clinton and LaPlatte plants for such purposes. PCS Nitrogen expects to incur the entire Clinton plant expenditure during 1997, while the LaPlatte plant expenditure will be incurred over a two-year period ending in 1998.

     In February 1996, the North Carolina Department of Environment, Health and Natural Resources notified PCS Nitrogen that the Navassa, North Carolina terminal site had been included on the state's Inactive Hazardous Waste Sites Priority List. Listed sites normally are subject to detailed assessment of the environmental condition of concern and the feasible remediation options. PCS Nitrogen nonetheless currently expects that the cost and liability, if any, associated with the Navassa terminal site will not have a material adverse effect on the Company.

     In 1991, after extensive environmental assessments, PCS Nitrogen installed a remediation system at the Memphis plant to address certain contaminants found in the groundwater. Although the system was installed voluntarily and had been in operation for over a year, the Tennessee Department of Environment and Conservation ("TDEC") in 1993 proposed to include the Memphis plant on the state's list of Inactive

Hazardous Substance Sites. The Tennessee Solid Waste Disposal Control Board rejected a similar proposal made by the TDEC in 1989. Listed sites normally are subject to detailed assessment of the environmental condition of concern and the feasible remediation options, but that process may not be fully appropriate as to the Memphis plant in view of PCS Nitrogen's existing remediation system. Nevertheless, in 1994, PCS Nitrogen entered into a voluntary consent agreement and order with the TDEC providing for oversight and possible modification by the TDEC of PCS Nitrogen's current remedial action, including authority for requiring assessments of soils associated with PCS Nitrogen's wastewater treatment system. There can be no assurance that the Memphis plant will not be listed in the future, but in the event that it is listed, PCS Nitrogen expects that the compliance costs will not have a material adverse effect on the Company.

     In 1990, PCS Nitrogen implemented a voluntary program to assess groundwater quality at the Clinton plant due to the presence of nitrates in the groundwater. PCS Nitrogen provided the results of its investigation to the Iowa Department of Natural Resources ("IDNR"). Pursuant to negotiations with the IDNR, the Company will conduct further investigations and, if necessary, remediation. Further, the Clinton plant site is immediately adjacent to the Chemplex Superfund site at which groundwater remediation is currently being conducted. Certain volatile organic compounds associated with the Chemplex site have been detected in small amounts in the groundwater at the Clinton plant. It is also possible that remediation activities at the Chemplex site could result in increased levels of nitrates in groundwater at the Clinton plant. Nonetheless, based on currently available information, PCS Nitrogen expects that the cost of the further assessment and any remediation of nitrates will not have a material adverse effect on the Company.

     The Lima plant discharges wastewater to the Ottawa River under a National Pollutant Discharge Elimination System permit issued by the Ohio Environmental Protection Agency ("OEPA"). When the permit was renewed in 1989, the OEPA initially proposed to impose substantial limitations on certain substances present in the wastewater, based on concerns over the already impaired quality of the river water as a result of industrial or municipal discharges. The OEPA later agreed in an administrative settlement to a five-year permit for the Lima plant with discharge conditions that were more acceptable to the Lima plant's prior owner, BPC. The permit expired in 1994, was administratively extended and was renewed by the OEPA in July, 1996, for a shorter than customary term ending October 31, 1997. While PCS Nitrogen does not expect that substantial additional discharge restrictions will be imposed in conjunction with the next renewal, the OEPA may again seek to impose a reduction in the permitted discharge levels. Such restrictions may require the installation of improved treatment technology, the cost of which will depend on the limitations ultimately imposed.

     DSM, which conducts manufacturing operations immediately adjacent to the Augusta plant, is subject to certain corrective action requirements under its Resource Conservation and Recovery Act ("RCRA") hazardous waste management permit. Pursuant to these requirements, the Georgia Department of Natural Resources ("GEPD") identified a number of solid waste management units on DSM's property, including several on property formerly leased from DSM by PCS Nitrogen, for assessment and potential remediation. During 1996, PCS Nitrogen purchased the leased land and the GEPD required PCS Nitrogen to enter into a corrective action consent order for the performance of the assessment and remediation actions which would have been required of DSM with respect to the purchased land under its RCRA permit. PCS Nitrogen is preparing a draft remediation investigation work plan to be submitted to the GEPD providing for the assessment of the solid waste management units identified by the GEPD at the Augusta plant. Due to the preliminary nature of the draft work plan and the fact that it must be approved by the GEPD prior to implementation, PCS Nitrogen is currently not able to accurately estimate the amount of costs that will be incurred. Based on currently available information, however, PCS Nitrogen does not expect that such costs will have a material adverse effect on the Company.

     The Parliament of Trinidad and Tobago is considering legislation providing for the increased regulation of environmental matters. Due to the uncertain and emerging nature of this legislation and the regulations to be issued thereunder, PCS Nitrogen is not currently able to accurately predict the impact that such legislation and associated regulations may have on its operations in Trinidad. However, PCS Nitrogen does not currently expect that such legislation or regulations will have a material adverse effect on the Company.

PENDING ACQUISITION OF KALI UND SALZ BETEILIGUNGS AKTIENGESELLSCHAFT

     On December 6, 1996, PCS entered into an agreement (the "K&S Purchase Agreement") with Guano-Werke GmbH ("GW"), a wholly-owned subsidiary of BASF Aktiengesellschaft ("BASF"), under which PCS will purchase 51% of the outstanding shares (the "K&S Shares") of Kali und Salz Beteiligungs Aktiengesellschaft ("K&S") from GW for an aggregate purchase price of DM 250 million (approximately $162 million, as at December 31, 1996) (the "K&S Acquisition"). Upon the closing of the purchase, GW will continue to hold approximately 25.4% of the outstanding K&S Shares and the remaining 23.6% will continue to be widely held and publicly traded in Germany. K&S's primary assets are a 51% interest in Kali und Salz GmbH ("K&S Sub") and a 50% interest in Potash Company of Canada Limited ("Potacan"). The primary assets of K&S Sub are its six potash and two salt mines and processing plants in Germany. The primary assets of Potacan are its potash mine and processing plant in Canada. Wholly owned subsidiaries of K&S are engaged in the businesses of providing dry solid waste disposal services and providing transportation and terminalling for certain bulk commodities. Waste disposal takes place at some of the mines of K&S Sub and is conducted in compliance with German environmental and other regulatory requirements. Terminalling services are provided through a terminal in Hamburg, Germany. As used herein, "DM" means Deutsche Marks.

PURCHASE AGREEMENT

     The K&S Purchase Agreement provides that GW will sell 2,550,000 K&S Shares to PCS for a purchase price of DM 250 million to be paid in cash in two installments consisting of DM 150 million payable at closing and DM 100 million payable no earlier than one year and no later than three years from closing. In addition, GW agreed to grant to PCS a call option to purchase the remaining 1,272,789 K&S Shares held by it at any time before January 1, 2000, at a price of DM 124.8 million and a right of first refusal thereafter to January 1, 2010. PCS will fund the purchase price of the K&S Shares with cash obtained from either its existing cash or borrowings.

     The K&S Purchase Agreement contains conditions to closing thereunder, including the obtaining of certain applicable regulatory approvals. BASF and PCS have each made the necessary filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the waiting period thereunder expired at midnight on January 12, 1997. Submissions have been made to the Canadian and German regulatory authorities regarding the proposed transaction and discussions are continuing with the Canadian authorities. On February 28, 1997 the German Federal Cartel Office issued an order prohibiting the transaction. PCS and BASF are preparing and intend to file, as soon as practicable, an application for authorization from the German Minister of Economics for the transaction to proceed.

     The K&S Purchase Agreement contains certain representations and warranties made with respect to K&S, K&S Sub and certain other principal operating subsidiaries, including that, to the best knowledge of GW, (a) any environmental pollution of the real estate used in the businesses to be acquired, for which such businesses could be held liable, and (b) any decommissioning costs applicable to such businesses, under current law or presently required final operation plans, are covered by enforceable obligations against third parties or by proper financial statement accruals. The K&S Purchase Agreement also contains representations and warranties made with respect to K&S, K&S Sub and certain other principal operating subsidiaries that, to the best knowledge of GW, all licenses, permits and authorizations necessary to continue such businesses as currently operated have been obtained. GW has agreed to indemnify PCS for a period of two years after closing for claims arising out of GW's breaches of its representations and warranties under the K&S Purchase Agreement. However, certain environmental claims will be indemnified for a period of five years, and certain tax claims will be indemnified for a period six months longer than the applicable statute of limitations.

     The financial obligations of GW under the K&S Purchase Agreement are guaranteed by BASF.

DESCRIPTION OF K&S SUB'S BUSINESS

German Mining Operations

     K&S Sub produces and markets a broad line of fertilizer products compounded from potassium, magnesium and sulfur. It also produces and markets salt (NaCl). In 1996, K&S Sub's sales were DM 1375 million, of which 67% was attributable to sales of muriate of potash and sulphate of potash.

Properties

     K&S Sub operates two groups of potash and salt mines and processing plants, the North Group and the Werra Group. The North Group consists of operating mines and processing plants at Sigmundshall, Zielitz, Bernburg and Braunschweig-Luneberg and a processing plant at Bergmannsegen-Hugo. The Werra Group consists of operating mines and processing plants at Wintershall, Hattorf, Unterbreizbach and Neuhof-Ellers.

                                                                       CAPACITY
                                   MINE                          (THOUSAND TONNES/YR)
            --------------------------------------------------   --------------------
            NORTH GROUP
            Sigmundshall......................................          450 K(2)O
            Zielitz...........................................        1,250 K(2)O
            Bernburg..........................................        2,000 NaCl
            Braunschweig -- Luneburg..........................          600 NaCl
            WERRA GROUP
            Wintershall.......................................          600 K(2)O
            Hattorf...........................................          700 K(2)O
            Unterbreizbach....................................          350 K(2)O
            Neuhof -- Ellers..................................          350 K(2)O

Production

     K&S Sub extracts ore from its potash mines using conventional underground drill and blast techniques. The salt mines also utilize various drill and blast mining methods underground with nearly 50% of the salt production at Bernburg coming from solution mining caverns. K&S Sub generally operates its mines 24 hours a day, 5 days a week, using 3 shifts, and operates its processing plants 24 hours a day, 7 days a week, using 3 shifts a day.

     In the processing plants, saleable products are separated from waste material by crushing to a fine fraction and then using either electro-static separation or flotation techniques. In some plants, crystallization circuits are utilized to improve recovery or produce more refined potassium chloride products. Finished products are screened to required size ranges and, in some cases, compactor circuits are utilized to produce a larger size granular product suitable for bulk blending with other fertilizers.

     The collective annual capacity of the operating Werra Group mines and processing plants is 1.6 million tonnes of potassium chloride, 1.2 million tonnes of potassium sulfate, 1.3 million tonnes of potassium-magnesium products,
1.1 million tonnes of magnesium sulfate products, 0.2 million tonnes of magnesium chloride products, and 0.6 million tonnes of sodium chloride. Production pattern flexibility in the Werra group could permit increases in annual potassium chloride capacity of 0.5 million tonnes, in annual potassium-magnesium products capacity of 0.4 million tonnes, and in annual magnesium sulfate products capacity of 0.2 million tonnes, limited however by the overall capacity. Thus, an increase in one product may result in a decrease in the availability of other products. The collective annual capacity of the operating North Group mines and processing plants is 2.9 million tonnes of potassium chloride and 2.6 million tonnes of sodium chloride.

Reserves

     K&S Sub has calculated its ore reserves as of October 1996 for the various operations as follows:

                                                                                         MINE LIFE
                                                                  ORE RESERVES       (YEARS AT CURRENT
MINE                                                            (MILLION TONNES)     PRODUCTION RATES)
----                                                            ----------------     -----------------
NORTH GROUP
Sigmundshall.................................................           36                   14
Zielitz......................................................          222                   50
Bernburg.....................................................           53                   57
Braunschweig-Luneburg........................................           18                   30
WERRA GROUP
Wintershall..................................................          390                   51
Hattorf......................................................          736                   84
Unterbreizbach...............................................          144                   48
Neuhof-Ellers................................................          170                   57

Marketing

     In 1996, European sales of DM 1045 million represented approximately 76% of K&S Sub's total sales. European sales were primarily to cooperatives, brokers, compound fertilizer producers, bulk blenders and industrial customers. Offshore sales were primarily to cooperatives, brokers, compound fertilizer producers, bulk blenders and industrial customers located in Brazil, India, Indonesia, Japan, Malaysia, the United States, Columbia and China. In 1996, no one customer accounted for as much as 10% of K&S Sub's total sales.

     In 1996, K&S Sub had approximately 2,800 European customers, with the top 10 (ranked by volume) accounting for 37% of European sales, and had approximately 260 overseas customers, with the top 10 (ranked by volume) accounting for 44% of overseas sales. Sales volumes are spread relatively uniformly over the year, with sales in the first and fourth quarters exceeding in a minor amount sales in the second and third quarters. Generally, sales are made on a spot basis, with 90% of European sales and 75% of offshore sales being made to traditional long-term customers.

Distribution and Transportation

     K&S Sub ships product from its mines to customers by various means, including rail, barge, truck and ship. Most offshore sales are handled through the K&S-owned port facility in Hamburg, Germany. In 1996, 2.7 million tonnes of potash were exported through Hamburg, 0.5 million tonnes of salt and potash through Wismar, Germany, to Baltic destinations, and lesser quantities through the ports of Lubeck and Antwerp. K&S's warehouse capacity for all products, excluding rock salt, totals approximately 1.7 million tonnes, with approximately
1.0 million tonnes capacity at the mines, approximately 0.3 million tonnes capacity at the port of Hamburg, approximately 0.2 million tonnes of capacity elsewhere in Germany, and approximately 0.2 million tonnes of storage elsewhere in Europe.

Competition

     Potash is a bulk commodity industry in which production and transportation costs determine the relative competitiveness of the producers in the various global regional markets. K&S Sub supplies nearly all of Germany's internal consumption of potash. In 1996, this represented 20% of its total potash sales. Western Europe is the most important export market for K&S Sub, representing 42% of its total potash sales in 1996. K&S Sub competes against indigenous producers in France and the United Kingdom. Key competitors in Western Europe (ranked in order of relative share of export sales) in 1996 were located in Israel, Spain, the United Kingdom, the former Soviet Union, Canada and Jordan. Potash sales into Asia, particularly India, and into Latin America, particularly Brazil, represent the other key markets for K&S Sub. In the Indian market, key competitors for K&S Sub are producers from the former Soviet Union, Jordan and Israel. In the Brazilian market, key competitors for K&S Sub are producers from Canada, the former Soviet Union and Israel. K&S Sub is most competitive in its domestic market and in European markets where it enjoys some transportation cost advantage. Moreover, the European markets are the key markets for the supply of specialty fertilizers containing potassium, magnesium and sulphur. In 1996, approximately 34% of K&S Sub's potash sales was in the form of potassium sulphate and other specialty fertilizers, a specialized potassium market in which there are fewer competitors globally.

Employees

     At December 31, 1996, K&S directly and through subsidiaries employed 8,846 full-time employees which included 8,431 employees of K&S Sub of which 86 employees worked under part-time contracts.

GOVERNMENT OWNERSHIP

     In 1993, a reorganization of the German potash industry occurred and K&S Sub was created. K&S contributed its mines and properties to K&S Sub and received 51% of its shares. The Treuhandanstalt, a state agency established for the purpose of privatizing East German industrial activities, contributed the former East German mines and properties plus DM 1.0 billion to K&S Sub and received 49% of its shares.

     At present, the German federal government, through Beteiligungs -- Management -- Gesellschaft Berlin mbH ("BMGB"), beneficially owns and controls 49% of the shares of K&S Sub. BMGB's shareholder rights are exercised by Bundesanstalt fur vereinigungsbedingte Sonderaufgaben, as successor to the Treuhandanstalt.

     On May 13, 1993, a shareholders agreement (the "Shareholders Agreement") was entered into between K&S and the Treuhandanstalt. It contains a five-year (to December 31, 1997) business plan (the "Business Plan") and reserves to the shareholders of K&S Sub authority to amend, or approve deviations from, the Business Plan. It also establishes a special 75% majority with respect to most matters requiring shareholder approval, including amendments to the Business Plan, which special majority provision will expire December 31, 1997, except as described below.

     After 1997, and for so long as BMGB and K&S hold, in the aggregate, 75% or more of the shares of K&S Sub, a shareholders resolution regarding (a) adoption of annual financial statements, (b) distribution of profits (i.e., dividends), or (c) establishment of new waste disposal sites requires an affirmative vote of at least 75% of the shares outstanding.

     In addition, while such aggregate shareholding is at least 75%, BMBG is entitled to nominate one of the five managing directors of K&S Sub and one-half of the shareholders representatives on the supervisory board of K&S Sub. The articles of association of K&S Sub provide that until the shareholders' resolution approving the 1997 financial statements of K&S Sub is adopted, any transfer of shares of K&S Sub requires the consent of the non-transferring shareholder. For the period thereafter, the articles of association provide for a right of first refusal in favor of K&S regarding the sale by BMGB of its shares.

     The Business Plan requires K&S Sub to make investments, repairs and remediation to existing mines in an aggregate amount exceeding DM 800 million and to decommission other mines. The Business Plan also provides for a structured reduction in the size of the K&S Sub workforce through the end of 1997. It establishes projected cash flows through the period and requires the shareholders to fund K&S Sub in the event that such cash flows are not attained. The proportionate liability of each shareholder for such funding is determined according to a formula, but in no case is K&S's share greater than 20% of the amount required.

LITIGATION AND REGULATORY PROCEEDINGS

     K&S Sub has been sued for damages for breach of contract and additional compensation before the Commercial Court of Brussels by Cogepotasse S.A. and ITEMA S.A., both of which are subsidiaries of Societe Commerciale et de l'Azote ("SCPA"). The claim by Cogepotasse is for 66,141,121 Belgian francs ("BFR"). The claim by ITEMA is for approximately 1,513,000 BFR. (On September 30, 1996, one BFR equalled 0.03344 U.S. dollar.) The claims are based on the purported breach of an exclusive distribution agreement for the territory of Belgium and Luxembourg entered into by Cogepotasse with the former East German potash export entity Kali-Bergbau. The Commercial Court has rejected ITEMA's claim entirely and Cogepotasse's claim in part. K&S Sub has been deemed liable to pay to Cogepotasse the "half gross profit" realized on the basis of the exclusive distribution right during a three-year period to be calculated on the average figures of the past three years. The Commercial Court has appointed an accountant as expert to determine the profits of Cogepotasse in the past three years and the costs incurred due to the agreement in order to allow the Commercial Court to calculate the exact amount to be paid by K&S Sub. K&S has appealed the decision of the Commercial Court to the Belgian Court of Appeal.

     On December 14, 1993, the Commission of the European Communities (the "European Commission") gave clearance under the European Communities' merger control rules by allowing the merger of K&S (in which the West German potash activities were operated) and MdK (in which the East German potash activities were operated) into K&S Sub, subject to certain conditions. Such conditions have been fulfilled by K&S Sub. On February 18, 1994, the Republic of France filed a lawsuit against the European Commission before the European Court of Justice applying for an annulment of the European Commission's decision of December 14, 1993. On February 25, 1994, SCPA and Enterprise Miniere et Chimique ("EMC") filed a lawsuit against the European Commission in the European Court of First Instance in which the plaintiffs applied for a partial revision of the European Commission's decision with respect to the conditions set out by the European Commission and the restructuring of Potacan's sales activities. Neither K&S nor K&S Sub is a party to either lawsuit, although they have intervenor status. Based on information currently available to it, K&S does not expect either lawsuit to result in a ruling which will have a material effect on the 1993 decision of the European Commission.

     In March 1994, the European Commission implemented an anti-dumping duty on imports of muriate of potash into the European Communities from Russia, Belarus and Ukraine. The effect of the duty is to establish minimum prices for the sale of such imports in the European Communities. Imports of potash from such countries have been significantly reduced from import levels prior to the imposition of duties. The European Commission is presently conducting a review of the existing anti-dumping order. The outcome of the review cannot be accurately predicted. If, however, the review results in a reduction or elimination of the minimum price, imports of potash from Russia, Belarus and Ukraine into the European Communities could increase significantly from current levels.

CANADIAN MINING OPERATIONS

     K&S holds 50% of the outstanding shares of Potacan, while the remaining 50% is held by EMC. Potacan Mining Company ("PMC"), a partnership between Potacan and a wholly owned subsidiary of Potacan, owns and operates a potash mine and processing plant in Sussex, New Brunswick, Canada. The mine has an annual productive capacity of approximately 1.2 million tonnes of potassium chloride and a proven and probable reserve life in excess of 17 years at current rates of production. At present, most of the potash produced by PMC is marketed by Potacan through offices in Toronto and Atlanta. Each of the two shareholders in Potacan has a right to 50% of the production of PMC and may take such product in kind upon the delivery of proper notice. In 1996, Potacan's sales were CDN$167.5 million (approximately U.S.$122.2 million based on the exchange rate at December 31, 1996, of CDN$1.00 = U.S.$.7296).

     The Potacan shareholder agreement between K&S and EMC provides a right of first refusal in the event either EMC or K&S intends to sell its shares in Potacan. BASF has advised PCS that EMC has sought to exercise such right and that K&S had notified EMC that no sale of Potacan shares is occurring and that therefore the right of first refusal is not applicable. On November 13, 1996, EMC initiated an arbitration of the matter pursuant to the terms of the shareholder agreement.

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held of each of the executive officers of the Company as at February 28, 1997 are as follows:

NAME                                AGE    SERVED SINCE    POSITION HELD
----                                ---    ------------    -------------
CHARLES E. CHILDERS..............   64         1987        Chairman of the Board,
                                                           President and Chief Executive Officer
WILLIAM J. DOYLE.................   46         1987        Executive Vice President, Potash and
                                                           Sales
JOHN GUGULYN.....................   61         1987        Senior Vice President, Administration
BARRY E. HUMPHREYS...............   53         1976        Senior Vice President, Finance and
                                                           Treasurer
JAMES J. BUBNICK.................   57         1976        Senior Vice President, Potash Operations
JOHN L.M. HAMPTON................   43         1988        Senior Vice President, General Counsel
                                                           and Secretary
WAYNE R. BROWNLEE................   44         1988        Senior Vice President, Expansion and
                                                           Development
BETTY-ANN HEGGIE.................   43         1981        Senior Vice President, Corporate
                                                           Relations
GARTH W. MOORE...................   48         1982        Senior Vice President, Technical
                                                           Services
PETER BRAUN......................   56         1977        Vice President, Audit
THOMAS J. WRIGHT.................   64         1995        Executive Vice President, PCS Phosphate

     All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President of PCS Sales and located in Chicago, Illinois, prior to becoming Executive Vice President of the Company in 1995; Mr. Wright was President and Chief Operating Officer of Texasgulf from 1988 to 1993 and President and Chief Executive Officer from 1993 to April 1995; and on April 27, 1995, Mr. Hampton, Mr. Brownlee, Ms. Heggie, and Mr. Moore were promoted from Vice President to Senior Vice President, and Mr. Braun was promoted from Director, Internal Audit, to Vice President.

ITEM 3.  LEGAL PROCEEDINGS

AGREEMENT SUSPENDING POTASH DUMPING INVESTIGATION

     In March 1987, the U.S. International Trade Commission made a preliminary determination that there was a reasonable indication that the U.S. potash producers had been injured by imports of Canadian potash, assuming that Canadian potash had been "dumped" into the U.S. market at less than "fair value". On August 26, 1987, the U.S. Department of Commerce ("Commerce") determined on a preliminary basis that Canadian potash was, or was likely to be, sold in the United States at less than "fair value".

     On January 8, 1988, Commerce signed a suspension agreement with all of the potash producers in Canada, suspending the dumping investigation by Commerce. The agreement stipulates that each producer's minimum price for potash sold in the United States is to be based upon a formula determined by Commerce for each producer that is designed to limit any dumping by that producer in the future. Compliance with the agreement is monitored by Commerce. The agreement can be terminated without termination of the suspended investigation if Commerce determines that sales are made below the price determined under the formula, producers having 15% or more of the total Canadian volume or value exported into the United States withdraw from the agreement, or the conditions of the agreement are otherwise not being met, in which case the suspended investigation could be resumed by Commerce.

CIVIL ANTITRUST COMPLAINTS

     In June, 1993, the Company and PCS Sales were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint sought treble damages in an unspecified amount and other relief. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. Merits discovery was completed in September 1995. Expert discovery was completed in November 1995. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit, on January 31, 1997.

     Additional complaints were filed in the California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. The Company moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The Illinois State Court dismissed the Illinois State Court complaint for failure to state a cause of action. The Illinois plaintiff appealed that dismissal and that dismissal was affirmed by the Appellate Court of Illinois on November 27, 1996. On January 15, 1997 the appellate court denied the plaintiff's request for rehearing. The plaintiff has the right to petition the Supreme Court of Illinois to review the Appellate Court's decision.

FTC INVESTIGATION

     PCS Phosphate received a letter dated October 2, 1995 from the Federal Trade Commission requesting certain information concerning its phosphate operations in connection with a non-public investigation being conducted by its Bureau of Competition. The investigation is described in the letter as being made in order to determine whether manufacturers of concentrated phosphates may have engaged in or are engaging in practices prohibited under the Federal Trade Commission Act. The Company cooperated in the investigation and responded to the government's requests for information. On November 21, 1996, an official of the Bureau of Competition advised the Company that the investigation had been closed.

BFI, INC. LITIGATION

     On May 20, 1995 a complaint was filed by OxyChem against Bienville Forest Investments, Inc. ("BFI, Inc.") seeking conveyance of 365 acres of land from BFI, Inc., pursuant to an option to purchase reclaimed lands. BFI, Inc. counterclaimed against OxyChem seeking damages arising from alleged trespass, nuisance, interference with business relationships and fraud. BFI, Inc. also requested that the court require OxyChem to convey certain properties to BFI, Inc. that had been previously deeded by BFI, Inc. to OxyChem. White Springs moved to intervene as a party and the court granted the motion. BFI, Inc. has argued that the option is unenforceable on grounds including: (i) the option allegedly constitutes an unreasonable restraint on alienation or a violation of the rule against perpetuities; and (ii) enforcement allegedly is barred by the statute of limitations, by the doctrine of laches, or by estoppel. White Springs has similar options with respect to approximately 25,000 additional acres of land in which BFI, Inc., and/or its affiliates, has an interest. On August 22, 1996, White Springs, BFI, Inc. and Glawson Investments Corp., a BFI, Inc. affiliate ("Glawson"), signed a Settlement Agreement and a Letter of Intent for Operating Agreement. The agreements settle the dispute among the parties thereto as to current and future land ownership and use. The agreements also release White Springs from claims occurring after October 30, 1995, but do not release claims that occurred while OxyChem owned White Springs. Under the agreements, White Springs did not agree to release any of its rights to mine on any property; however, White Springs released future rights to purchase property in the Suwannee River mining area while acquiring the right to purchase immediately property in the Swift Creek mining area, and White Springs agreed to exchange with BFI, Inc. and Glawson certain properties, to make their respective holdings more nearly contiguous. White Springs was formally dismissed from the BFI, Inc. litigation on December 16, 1996.

PCS NITROGEN LEGAL MATTERS

     See Recent Acquisition of Arcadian Corporation -- PCS Nitrogen Litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under "Common Share Prices and Volumes" in the registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information under "Selected Ten-Year Data" in the registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under "Manager's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and notes thereto in the registrant's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under "Election of Directors" in the Proxy Circular for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Company" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under "Executive Compensation" in the Proxy Circular for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under "Ownership of Shares by Directors and Executive Officers" and "Election of Directors" in the Proxy Circular for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Election of Directors" and "Executive Compensation" in the Proxy Circular for the Annual Meeting of Shareholders in 1997 is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Lists of Documents Filed as Part of this Report

1. Financial Statements in Annual Report

Auditors' Report....................................................................
Consolidated Statements of Financial Position.......................................
Consolidated Statements of Income and Retained Earnings.............................
Consolidated Statements of Cash Flow................................................
Notes to the Consolidated Financial Statements......................................

2. Schedules

     All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

EXHIBIT NUMBER                               DESCRIPTION OF DOCUMENT
--------------    -----------------------------------------------------------------------------

2(a)              Agreement and Plan of Merger dated September 2, 1996, as amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc, incorporated by reference to Exhibit 2(a) to Amendment Number 2 to the registrant's Form S-4 (File No. 333-17841).

3(i)              Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995 (the
                  "1995 Form 10-K").
3(ii)             Bylaws of the registrant dated March 2, 1995, incorporated by reference to
                  Exhibit 3(ii) to the 1995 Form 10-K.

4                 Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 4, 1996, incorporated by reference to Exhibit 4(b) to the registrant's Form S-4 (File No. 333-17841).

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

10(a)             Suspension Agreement concerning Potassium Chloride from Canada dated January
                  7, 1988, among U.S. Department of Commerce, Potash Corporation of
                  Saskatchewan, International Minerals and Chemical (Canada) Limited, Noranda,
                  Inc. (Central Canada Potash Co.), Potash Company of America, a Division of
                  Rio Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco Ltd., Potash
                  Company of Canada Limited, Agent for Denison-Potacan Potash Co. and Saskterra
                  Fertilizers Ltd., incorporated by reference to Exhibit 10 (a) to the registrant's Form F-1 (File No. 33-31303) (the "F-1 Registration Statement").

10(b)             Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash,
                  Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical
                  Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

EXHIBIT NUMBER                               DESCRIPTION OF DOCUMENT
--------------    -----------------------------------------------------------------------------
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

10(e)             Agreement of Limited Partnership of Arcadian Fertilizer, L.P. (now PCS
                  Nitrogen Fertilizer, L.P.) dated as of March 3, 1992 (form), and the related
                  Certificate of Limited Partnership of Arcadian Fertilizer L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992
                  (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners
                  L.P.'s Registration Statement on Form S-1 (File No. 33-45828)).

10(f)             Geismar Complex Services Agreement dated June 4, 1984, between Allied
                  Corporation and Arcadian Corporation (incorporated by reference to Exhibit
                  10.4 to Registration Statement on Form S-1 (Registration No. 33-34357)).

10(g)             PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13, 1990, incorporated by reference to Exhibit 10(n) to the registrant's Form S-1 (File
                  No. 33-36283).

10(h)             Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(i)             Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect
                  October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form
                  10-K.

10(j)             Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals and Chemical Corporation (Canada) Limited and
                  the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)             Agreement dated December 21, 1990, between International Minerals & Chemical
                  Corporation (Canada) Limited and the registrant, amending the Esterhazy
                  Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1990.

10(l)             Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and
                  Arcadian Ohio, L. P., as amended by the First Amendment to the Operating
                  Agreement dated as of November 20, 1995, between BP Chemicals Inc. and
                  Arcadian Ohio, L. P. ("First Amendment") (incorporated by reference to
                  Exhibit 10.2 to Arcadian Partners L. P.'s current report on Form 8-K for the report event dated May 11, 1993 ("Partners 5/11/93 Report"), except for the
                  First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995 ("Arcadian 10-K")).

10(m)             Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc.
                  and Arcadian Ohio, L. P. (incorporated by reference to Exhibit 10.3 to the
                  Partners 05/11/93 Report).

10(n)             Agreement dated October 13, 1995 between the registrant and Charles E.
                  Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form 10-K.

10(o)             Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Directors,
                  incorporated by reference Exhibit 4(a) to the registrant's Form S-8 (File No.
                  333-19215) (the "Form S-8").

EXHIBIT NUMBER                               DESCRIPTION OF DOCUMENT
--------------    -----------------------------------------------------------------------------
10(p)             Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers and Key
                  Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.

10(q)             Short Term Incentive Plan of the registrant, effective January 1, 1995.

10(r)             Long-Term Incentive Plan of the registrant, as amended December 15, 1995, incorporated by reference to Exhibit 10(n) to the 1995 Form 10-K.

10(s)             Resolution and Forms of Agreement for Supplemental Retirement Income Plan,
                  for officers and key employees of the registrant, as incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(t)             Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(u)             Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(v)             Deferred Compensation Plan, for certain officers of PCS Phosphate Company,
                  Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.

10(w)             Supplemental Retirement Benefits Plan, for eligible employees of PCS
                  Phosphate Company, Inc., incorporated by reference to Exhibit 10(s) to the
                  1995 Form 10-K.

10(x)             Second Amended and Restated Membership Agreement dated January 1, 1995, among
                  Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(y)             International Agency Agreement dated January 1, 1995, between Phosphate
                  Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate
                  Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to
                  Exhibit 10(u) to the 1995 Form 10-K.

10(z)             General Partnership Agreement forming Albright & Wilson Company, dated July
                  29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS
                  Phosphate Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form 10-K.

10(aa)            Royalty Agreement dated October 7, 1993, by and between the registrant and
                  Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995
                  Form 10-K.

10(bb)            Amending Resolution and revised forms of agreement regarding Supplemental
                  Retirement Income Plan of the registrant, incorporated by reference to
                  Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter Form 10-Q").

EXHIBIT NUMBER                               DESCRIPTION OF DOCUMENT
--------------    -----------------------------------------------------------------------------
10(cc)            Employment Agreement dated May 16, 1996, by and between PCS Phosphate
                  Company, Inc. and Thomas J. Wright, incorporated by reference to Exhibit
                  10(y) to the Second Quarter Form 10-Q.

10(dd)            Shareholders Rights Agreement dated November 10, 1994, as amended on March
                  28, 1995, and May 4, 1995, and approved the shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form 10-K.

11                Statement re Computation of Per Share Earnings.

13                1996 Annual Report.

21                Subsidiaries of the Registrant.

23                Consent of Deloitte & Touche.

27                Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POTASH CORPORATION OF SASKATCHEWAN, INC.

                                    By: /s/ CHARLES E. CHILDERS
                                       -------------------------------------
                                       Charles E. Childers
                                       Chief Executive Officer
                                       March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                         DATE
              ---------                               -----                         ----

       /s/ CHARLES E. CHILDERS         Chairman of the Board, President and    March 26, 1997
-------------------------------------  Chief Executive Officer
         Charles E. Childers

       /s/ BARRY E. HUMPHREYS          Sr. Vice President, Finance and         March 26, 1997
-------------------------------------  Treasurer (Principal Financial and
         Barry E. Humphreys            Accounting Officer)
       /s/ ISABEL B. ANDERSON          Director                                March 26, 1997
-------------------------------------
         Isabel B. Anderson

        /s/ DOUGLAS J. BOURNE          Director                                March 26, 1997
-------------------------------------
          Douglas J. Bourne

          /s/ DENIS J. COTE            Director                                March 26, 1997
-------------------------------------
            Denis J. Cote

        /s/ WILLIAM J. DOYLE           Director                                March 26, 1997
-------------------------------------
          William J. Doyle

   /s/ HON. WILLARD Z. ESTEY, Q.C.     Director                                March 26, 1997
-------------------------------------
     Hon. Willard Z. Estey, Q.C.

         /s/ DALLAS J. HOWE            Director                                March 26, 1997
-------------------------------------
           Dallas J. Howe

        /s/ JAMES F. LARDNER           Director                                March 26, 1997
-------------------------------------
          James F. Lardner

              SIGNATURE                               TITLE                         DATE
              ---------                               -----                         ----


       /s/ DONALD E. PHILLIPS          Director                                March 26, 1997
-------------------------------------
         Donald E. Phillips

         /s/ PAUL SCHOENHALS           Director                                March 26, 1997
-------------------------------------
           Paul Schoenhals

         /s/ DARYL K. SEAMAN           Director                                March 26, 1997
-------------------------------------
           Daryl K. Seaman

    /s/ E. ROBERT STROMBERG, Q.C.      Director                                March 26, 1997
-------------------------------------
      E. Robert Stromberg, Q.C.

          /s/ JACK G. VICQ             Director                                March 26, 1997
-------------------------------------
            Jack G. Vicq

        /s/ BARRIE A. WIGMORE          Director                                March 26, 1997
-------------------------------------
          Barrie A. Wigmore

          /s/ PAUL S. WISE             Director                                March 26, 1997
-------------------------------------
            Paul S. Wise

                                 EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------   ------------------------------------------------------------------------------

2(a)             Agreement and Plan of Merger dated September 2, 1996, as amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc, incorporated by reference to Exhibit 2(a) to Amendment Number 2 to the registrant's Form S-4
                 (File No. 333-17841).
3(i)             Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form 10- K for the year ended December 31, 1995 (the
                 "1995 Form 10-K").

3(ii)            Bylaws of the registrant dated March 2, 1995, incorporated by reference to
                 Exhibit 3(ii) to the 1995 Form 10-K.

4                Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 4, 1996, incorporated by reference to Exhibit 4(b) to the registrant's Form S-4 (File No. 333-17841).

10(a)            Suspension Agreement concerning Potassium Chloride from Canada dated January
                 7, 1988, among U.S. Department of Commerce, Potash Corporation of
                 Saskatchewan, International Minerals and Chemical (Canada) Limited, Noranda,
                 Inc. (Central Canada Potash Co.), Potash Company of America, a Division of Rio
                 Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco Ltd., Potash
                 Company of Canada Limited, Agent for Denison-Potacan Potash Co. and Saskterra
                 Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's Form F1 (File No. 33-31303) (the "F-1 Registration Statement").

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

10(e)            Agreement of Limited Partnership of Arcadian Fertilizer, L.P. (now PCS
                 Nitrogen Fertilizer, L.P.) dated as of March 3, 1992 (form), and the related
                 Certificate of Limited Partnership of Arcadian Fertilizer L.P., filed with the
                 Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s Registration
                 Statement on Form S-1 (File No. 33-45828)).

10(f)            Geismar Complex Services Agreement dated June 4, 1984, between Allied
                 Corporation and Arcadian Corporation (incorporated by reference to Exhibit
                 10.4 to Registration Statement on Form S-1 (Registration No. 33-34357).

10(g)            PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13, 1990, incorporated by reference to Exhibit 10(n) to the registrant's Form S-1 (File
                 No. 33-36283).

10(h)            Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(i)            Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect
                 October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form
                 10-K.

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------   ------------------------------------------------------------------------------
10(j)            Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals and Chemical Corporation (Canada) Limited and
                 the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)            Agreement dated December 21, 1990, between International Minerals & Chemical
                 Corporation (Canada) Limited and the registrant, amending the Esterhazy
                 Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1990.

10(l)            Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian
                 Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
                 ("First Amendment") (incorporated by reference to Exhibit 10.2 to Arcadian
                 Partners L.P.'s current report on Form 8-K for the report event dated May 11,
                 1993 ("Partners 5/11/93 Report"), except for the First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995 ("Arcadian 10-K")).

10(m)            Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc.
                 and Arcadian Ohio, L.P. (incorporated by reference to Exhibit 10.3 to the
                 Partners 05/11/93 Report).

10(n)            Agreement dated October 13, 1995 between the registrant and Charles E.
                 Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form 10-K.

10(o)            Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Directors,
                 incorporated by reference Exhibit 4(a) to the registrant's Form S-8 (File No.
                 333-19215) (the "Form S-8").

10(p)            Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers and Key
                 Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.

10(q)            Short Term Incentive Plan of the registrant, effective January 1, 1995.

10(r)            Long-Term Incentive Plan of the registrant, as amended December 15, 1995, incorporated by reference to Exhibit 10(n) to the 1995 Form 10-K.

10(s)            Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for
                 officers and key employees of the registrant, incorporated by reference to
                 Exhibit 10(o) to the 1995 Form 10-K.

10(t)            Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(u)            Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(v)            Deferred Compensation Plan, for certain officers of PCS Phosphate Company,
                 Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.

10(w)            Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate
                 Company, Inc., incorporated by reference to Exhibit 10(s) to the 1995 Form
                 10-K.

10(x)            Second Amended and Restated Membership Agreement dated January 1, 1995, among
                 Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------   ------------------------------------------------------------------------------
10(y)            International Agency Agreement dated January 1, 1995, between Phosphate
                 Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate
                 Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to
                 Exhibit 10(u) to the 1995 Form 10-K.

10(z)            General Partnership Agreement forming Albright & Wilson Company, dated July
                 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS
                 Phosphate Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form 10-K.

10(aa)           Royalty Agreement dated October 7, 1993, by and between the registrant and Rio
                 Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form
                 10-K.

10(bb)           Amending Resolution and revised forms of agreement regarding Supplemental
                 Retirement Income Plan of the registrant, incorporated by reference to Exhibit
                 10(x) to the registrant's report on Form 10-Q for the quarterly period ended
                 June 30, 1996 (the "Second Quarter Form 10-Q").

10(cc)           Employment Agreement dated May 16, 1996, by and between PCS Phosphate Company,
                 Inc. and Thomas J. Wright, incorporated by reference to Exhibit 10(y) to the
                 Second Quarter Form 10-Q.

10(dd)           Shareholders Rights Agreement dated November 10, 1994, as amended on March 28,
                 1995, and May 4, 1995, and approved by shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form 10-K.

11               Statement re Computation of Per Share Earnings.

13               1996 Annual Report.

21               Subsidiaries of the Registrant.

23               Consent of Deloitte & Touche.

27               Financial Data Schedule.