Form 10-Q
period 1997-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-05-14
CIK 855931

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                            ------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10351

                    POTASH CORPORATION OF SASKATCHEWAN INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            ------------------------


                 SASKATCHEWAN                                   N/A
       (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

            122 - 1ST AVENUE SOUTH
       SASKATOON, SASKATCHEWAN, CANADA
                   S7K 7G3
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As at April 30, 1997 53,662,876 Common Shares.

================================================================================

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Net sales..............................................................  $464,834     $366,871
Cost of goods sold.....................................................   349,807      259,467
                                                                         --------     --------
Gross Margin...........................................................   115,027      107,404
                                                                         --------     --------
Selling and administrative.............................................    19,289       14,881
Provincial mining and other taxes......................................    10,503       11,920
Other income...........................................................    (5,278)      (6,519)
                                                                         --------     --------
                                                                           24,514       20,282
                                                                         --------     --------
Operating Income.......................................................    90,513       87,122
Interest Expense.......................................................    13,818       13,842
                                                                         --------     --------
Income Before Income Taxes.............................................    76,695       73,280
Income Taxes...........................................................    20,330        9,602
                                                                         --------     --------
Net Income.............................................................    56,365       63,678
Retained Earnings, Beginning of Period.................................   438,526      277,689
Dividends..............................................................   (14,322)     (11,757)
                                                                         --------     --------
Retained Earnings, End of Period.......................................  $480,569     $329,610
                                                                         ========     ========
Net Income Per Share (Note 4)..........................................  $   1.18     $   1.40
                                                                         ========     ========
Dividends Per Share (Note 5)...........................................  $   0.27     $   0.26
                                                                         ========     ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (IN THOUSANDS OF US DOLLARS)

                                     ASSETS

                                                                      MARCH 31,      DECEMBER 31,
                                                                        1997             1996
                                                                     -----------     ------------
                                                                     (UNAUDITED)
Current Assets
  Cash and cash equivalents........................................   $   81,035      $  --
  Accounts receivable..............................................      346,462         230,778
  Inventories (Note 3).............................................      377,873         219,433
  Prepaid expenses.................................................       33,054          16,748
                                                                      ----------      ----------
                                                                         838,424         466,959
Property, plant and equipment......................................    2,970,472       1,978,692
Goodwill...........................................................      533,678           1,686
Other assets.......................................................      104,043          47,050
                                                                      ----------      ----------
                                                                      $4,446,617      $2,494,387
                                                                      ==========      ==========

                                           LIABILITIES
Current Liabilities
  Bank indebtedness................................................   $  --           $    6,330
  Short-term debt..................................................      140,000         --
  Accounts payable and accrued charges.............................      363,150         180,008
  Current portion of long-term debt................................      --                1,520
  Current obligations under capital leases.........................          300             300
                                                                      ----------      ----------
                                                                         503,450         188,158
Long-term debt.....................................................    1,364,700         618,800
Obligations under capital leases...................................        1,091           1,163
Deferred income tax liability......................................      273,311          28,480
Accrued post-retirement/post-employment benefits...................      119,583          95,460
Accrued reclamation costs..........................................      144,430         146,512
Other non-current liabilities and deferred credits.................       18,805          10,318
                                                                      ----------      ----------
                                                                       2,425,370       1,088,891
                                                                      ----------      ----------

                                      SHAREHOLDERS' EQUITY

Share Capital......................................................    1,204,192         630,484
Contributed Surplus................................................      336,486         336,486
Retained Earnings..................................................      480,569         438,526
                                                                      ----------      ----------
                                                                       2,021,247       1,405,496
                                                                      ----------      ----------
                                                                      $4,446,617      $2,494,387
                                                                      ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                     -------------------------
                                                                        1997           1996
                                                                     -----------     ---------
Operating Activities
Working capital from operations
  Net income.......................................................  $    56,365     $  63,678
  Depreciation and amortization....................................       29,990        23,300
  Loss on disposal of fixed assets.................................          439            69
  Provision for deferred income taxes..............................       15,269         4,448
  Provision for post-retirement/post-employment benefits...........        1,882         1,743
                                                                      ----------     ---------
                                                                         103,945        93,238
Changes in non-cash operating working capital
  Accounts receivable..............................................       29,635        24,321
  Inventories......................................................        1,243       (12,429)
  Prepaid expenses.................................................       (8,738)      (10,893)
  Accounts payable and accrued charges.............................      (36,830)      (24,362)
Accrued reclamation costs..........................................       (2,082)        1,524
Other non-current liabilities and deferred credits.................       (4,608)       (2,755)
                                                                      ----------     ---------
Cash provided by operating activities..............................       82,565        68,644
                                                                      ----------     ---------
Investing Activities
  Acquisition of Arcadian Corporation (Note 2).....................   (1,039,858)       --
  Additions to property, plant and equipment.......................      (25,282)       (8,384)
  Proceeds on disposal of fixed assets.............................          196           324
  Additions to (disposal of) other assets..........................        1,050           (85)
                                                                      ----------     ---------
Cash used in investing activities..................................   (1,063,894)       (8,145)
                                                                      ----------     ---------
Cash (deficiency) before financing activities......................     (981,329)       60,499
                                                                      ----------     ---------
Financing Activities
  Proceeds from (repayment of) long-term obligations...............      743,408       (94,296)
  Proceeds from short-term debt....................................      140,000        --
  Repayment of note payable........................................     (374,100)       --
  Dividends........................................................      (14,322)      (11,757)
  Issuance of shares...............................................      573,708         1,777
                                                                      ----------     ---------
Cash provided by (used in) financing activities....................    1,068,694      (104,276)
                                                                      ----------     ---------
Increase (Decrease) in Cash........................................       87,365       (43,777)
(Bank Indebtedness) Cash and Cash Equivalents, Beginning of
  Period...........................................................       (6,330)       40,497
                                                                      ----------     ---------
Cash and Cash Equivalents (Bank Indebtedness), End of Period.......  $    81,035     $  (3,280)
                                                                      ==========     =========
Supplemental cash flow disclosure
  Interest paid....................................................  $     9,724     $  14,612
  Income taxes paid................................................  $     3,730     $  15,716

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)

 1. SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada. These policies are consistent with accounting principles generally accepted in the United States except as outlined in Note 7.

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

        -- PCS Sales (USA), Inc.

        -- PCS Phosphate Company, Inc.

             -- Albright & Wilson Company (proportionately consolidated)

        -- White Springs Agricultural Chemicals, Inc.

        -- PCS Nitrogen, Inc. ("PCS Nitrogen")

 2. ACQUISITION OF ARCADIAN CORPORATION

     On March 6, 1997, the Company acquired all of the outstanding shares of Arcadian Corporation for cash of $555,145 and the issuance of 8,030,236 common shares valued at $573,278. The cash consideration was financed by debt. Arcadian Corporation is based in Memphis, Tennessee and is a producer of nitrogen and nitrogen products. The acquisition was completed through the merger of Arcadian Corporation into a wholly-owned subsidiary of the Company, PCS Nitrogen.

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Nitrogen have been included in the consolidated financial statements from March 7, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $532,820 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     Net assets acquired were:

        Working capital..................................................  $  180,851
        Fixed assets and other assets....................................   1,054,651
        Goodwill.........................................................     532,820
                                                                           ----------
                                                                            1,768,322
        Long-term debt and other long-term liabilities...................     639,899
                                                                           ----------
        Net assets acquired..............................................   1,128,423
        Less: Cash acquired..............................................      88,565
                                                                           ----------
        Net acquisition cost.............................................  $1,039,858
                                                                           ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)

     The following unaudited pro forma financial information presents the combined results of operations of the Company and PCS Nitrogen as if the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, decreased interest expense and interest income due to debt retired in connection with the acquisition, and related income tax effects.

     The consolidated financial statements and the pro forma amounts are based on a preliminary allocation of the purchase price. However, changes to the consolidated financial statements and pro forma amounts are expected as evaluations of assets and liabilities are completed and additional information becomes available. Accordingly, the final allocated values may differ from the amounts set forth in the consolidated financial statements and below.

     The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the future results of operations of the combined company or the results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                       1997           1996
                                                     --------     ------------
                                                       (UNAUDITED PRO FORMA)
        Net sales..................................  $623,016       $641,149
        Operating income...........................   120,859        160,805
        Net income.................................    71,876        100,808
        Net income per share.......................  $   1.34       $   1.88

 3. INVENTORIES

                                                     MARCH 31,     DECEMBER 31,
                                                       1997            1996
                                                     ---------     ------------
        Finished product...........................   $177,662       $ 93,717
        Materials and supplies.....................    137,578         73,912
        Raw materials..............................     40,743         29,917
        Work in process............................     21,890         21,887
                                                      --------       --------
                                                      $377,873       $219,433
                                                      ========       ========

 4. EARNINGS PER SHARE

     Earnings per share are calculated on the weighted average shares issued and outstanding during the three months ended March 31, 1997 of 47,823,000 (1996 -- 45,484,000).

 5. DIVIDENDS

     The Company declares its dividends in Canadian dollars.

 6. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     As a result of the acquisition of Arcadian Corporation, the Company now employs certain derivative instruments for the purpose of establishing the cost of a portion of its natural gas requirements (primarily futures, swaps and options) thereby managing the exposure to commodity price risk in the purchase of natural gas, the primary raw material used in the manufacture of ammonia. These activities have been designated as

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)

hedging activities by the Company and are accounted for as such. The Company hedges for both committed and anticipated purchases of natural gas. The Company does not hold these instruments for trading purposes.

     Gains or losses resulting from changes in the fair value of hedging transactions which have not yet been settled are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases. Gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. The Company regularly evaluates its unrecognized or deferred gains and losses on these derivatives from a net realizable value of inventory perspective and establishes appropriate reserves, if necessary.

 7. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Net income as reported in the consolidated statements of income
  and retained earnings...........................................   $   56,365      $   63,678
Item decreasing reported net income
  Deferred income taxes...........................................       (3,174)         (3,227)
                                                                     ----------      ----------
Approximate net income -- US GAAP.................................   $   53,191      $   60,451
                                                                     ==========      ==========
Weighted average shares outstanding -- US GAAP....................   48,410,000      45,976,000
                                                                     ==========      ==========
Net income per share -- US GAAP...................................   $     1.10      $     1.31
                                                                     ==========      ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                          (IN THOUSANDS OF US DOLLARS)
                                  (UNAUDITED)


                                                                      MARCH 31,    DECEMBER 31,
                                                                         1997          1996
                                                                      ----------   ------------
Total assets as reported in the consolidated statements of financial
  position..........................................................  $4,446,617    $2,494,387
Item increasing reported total assets
  Deferred income tax asset.........................................      12,553        15,727
                                                                      ----------    ----------
Approximate total assets -- US GAAP.................................  $4,459,170    $2,510,114
                                                                      ==========    ==========
Shareholders' equity as reported in the consolidated statements of
  financial position................................................  $2,021,247    $1,405,496
Item increasing reported shareholders' equity
  Deferred income taxes.............................................       8,208        11,382
                                                                      ----------    ----------
Approximate shareholders' equity -- US GAAP.........................  $2,029,455    $1,416,878
                                                                      ==========    ==========

 8. COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first quarter of 1996 do not include the operations of PCS Nitrogen (formerly Arcadian Corporation) acquired March 6, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen, Inc. (formerly Arcadian Corporation).

     Net sales and net income for the three months ended March 31, 1997 increased 27 percent and decreased 11 percent, respectively, over the same period in 1996. Net income for the first quarter of 1997 was $56.4 million (1996 -- $63.7 million) on net sales of $464.8 million (1996 -- $366.9 million), or $1.18 per share (1996 -- $1.40 per share). For the first quarter of 1997, gross margin and operating income were $115.0 million and $90.5 million, respectively, compared to a gross margin of $107.4 million and an operating income of $87.1 million for the same period in 1996 (increases of 7 percent and 4 percent, respectively).

     For the three months ended March 31, 1997, North American and offshore net sales revenue was $327.2 million (1996 -- $230.9 million) and $137.6 million (1996 -- $136.0 million), respectively. North American net sales revenue represented 70 percent (1996 -- 63 percent) of total net sales revenue whereas offshore sales represented 30 percent of net sales revenue (1996 -- 37 percent).

     Net sales revenue for the first quarter of 1997 was $464.8 million, an increase of $97.9 million or 27 percent over the first three months of 1996. Potash, phosphate and nitrogen revenue for the first quarter of 1997 was $107.0 million (1996 -- $103.9 million), $223.7 million (1996 -- $224.1 million) and
$134.1 million (1996 -- $38.9 million), respectively.

     Gross margin for the first three months of 1997 increased $7.6 million or 7 percent over the same quarter in 1996. Gross margin for potash was $47.2 million, a decrease of $4.5 million when compared to first quarter 1996. Gross margin for phosphate and feed was $39.4 million, a decrease of $15.2 million when compared to first quarter 1996. Of this $39.4 million gross margin, 47 percent is attributable to phosphate fertilizer products, 39 percent to feed products, and 14 percent to industrial products. Gross margin for manufactured nitrogen products was $27.8 million. Of this $27.8 million gross margin, 41 percent is attributable to urea prills, 19 percent to ammonia, 19 percent to nitrogen solutions, 11 percent to ammonium nitrate, 5 percent to nitric acid and 5 percent to other nitrogen products. Gross margin for purchased nitrogen products was $0.6 million. The $97.9 million increase in net sales is comprised as follows:

                                                                   ($ MILLIONS)
                                                                   ------------
        Potash...................................................      $ 3.1
        Phosphates
          Rock...................................................       (2.2)
          Solids.................................................       (7.0)
          Liquids................................................        7.3
          Animal Feed Supplement.................................        1.0
          Industrial.............................................         .5
        Nitrogen
          Ammonia................................................       14.9
          Urea...................................................       34.2
          Nitrogen Solutions.....................................       19.4
          Other..................................................       14.2
          Nitrogen Purchased Product.............................       12.5
                                                                       -----
        Total Increase in Net Sales Revenue......................      $97.9
                                                                       =====

     The decrease in net income of $7.3 million is attributable to: lower sales revenue in phosphate ($7.0 million decrease in DAP); higher cost of sales in potash (4.3 additional shutdown weeks, higher costs due to mine mix and general increases in operating supplies and labor); higher cost of sales in phosphate

(inventory adjustments, higher ammonia input costs and higher mining costs caused by excessive moisture in the overburden at Aurora); additional selling and administrative expenses of $4.4 million (most of which is attributable to the consolidation of PCS Nitrogen as well as the $1.1 million amortization of the goodwill). The foregoing were offset by a $30.5 million gross margin from the nitrogen acquisition, $3.1 million of additional potash revenue, $7.3 million additional revenue in liquid fertilizers and $1.0 million of additional feed revenue. The increase in income taxes of $10.7 million resulted primarily from an income tax provision for the nitrogen operations of $8.0 million and the Canadian potash operations now being subjected to deferred income taxes.

  POTASH REVENUE

     Potash net sales revenue for the first three months of 1997 increased by $3.1 million or 3 percent as compared to the first three months of 1996 (1997 -- $107.0 million; 1996 -- $103.9 million). Potash net sales revenue represented 23 percent of consolidated net sales revenue. The Company sold 1.546 million tonnes of potash in this year's first quarter, compared to 1.457 million tonnes sold in the same period last year, an increase of .089 million tonnes or 6 percent. Potash prices experienced an overall decrease of 3 percent in the first quarter of 1997 as compared to the first quarter of 1996. The overall increase in potash volumes of 6 percent resulted in a $5.0 million increase in potash net sales revenue, while the 3 percent decrease in overall potash prices resulted in a $1.9 million decline in potash net sales revenue. The gross margin for potash was $47.2 million (1996 -- $51.7 million) or 41 percent of the consolidated gross margin.

     In the first quarter of 1997, North American sales volumes increased 17 percent over the same period in 1996 as a result of a good pre-season fill. The strong offshore volumes in the first quarter of 1996 were matched in the first quarter of 1997 as China continued its spot purchases from Canpotex. Potash prices decreased 5 percent in the offshore market but were still higher than those received in the domestic market. After consideration of distribution costs, realizations in the North American market were up by 4 percent from the first quarter a year ago.

     The increase in North American potash sales volumes and prices resulted in a $7.3 million increase in North American potash net sales revenue. North American potash sales volumes for the first quarter of 1997 increased .100 million tonnes (1997 -- .689 million tonnes; 1996 -- .589 million tonnes) compared to the first quarter of 1996. North American net sales revenue from potash operations represented 41 percent of the potash net sales revenue of the Company during this year's first quarter (1996 -- 35 percent).

     A 1 percent decrease in offshore sales volumes and the 5 percent decrease in selling price resulted in a $4.2 million decrease in offshore potash net sales revenue. In the offshore market, the Company sold .857 million potash tonnes during the first quarter (1996 -- .868 million tonnes). Of the .857 million tonnes, .734 million tonnes were sold through Canpotex and the remaining
 .123 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets, such as Brazil and Europe, by PCS Sales. In the first quarter of 1997, offshore net sales revenue from potash operations represented 59 percent of potash net sales revenue of the Company (1996 -- 65 percent).

  PHOSPHATE REVENUE

     Phosphate net sales revenue for the three months ended March 31, 1997 was $223.7 million representing 48 percent of the consolidated net sales revenue. The distribution of this revenue was as follows: phosphate fertilizer $150.5 million (67 percent); non-fertilizer products (animal feed and industrial products) $72.1 million (32 percent); and phosphate rock $1.1 million (1 percent). For the same quarter of 1996, net sales revenue was $224.1 million; phosphate fertilizer $150.2 million (67 percent); non-fertilizer products (animal feed and industrial products) $70.6 million (32 percent); and phosphate rock $3.3 million (1 percent). Gross margin for phosphate was $39.4 million (1996 -- $54.6 million) or 34 percent of the consolidated gross margin.

     First quarter net sales revenue from liquid and solid fertilizers was $150.5 million (1996 -- $150.2 million) with sales volumes of .758 million tonnes (1996 -- .716 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 56 percent (1996 -- 61 percent) or $84.3 million (1996 --

$91.2 million) of the total. Compared to the first three months of 1996, the Company received higher prices for most of its phosphate products. Rock, liquid fertilizer products, feed products and industrial phosphate prices were all up. However, gross margin for phosphate was negatively affected by lower DAP prices as that product got off to a slow start. Solid phosphate fertilizer prices decreased by 14 percent whereas volumes increased by 7 percent. In liquid fertilizer, 5 percent higher volumes were accompanied by 7 percent higher prices. Liquid phosphate revenue was up $7.3 million reflecting the inclusion of additional sales from the recently acquired Geismar facility.

     Net sales revenue from animal feed and industrial products during the first quarter was $72.1 million (1996 -- $70.6 million) with sales volumes of .255 million tonnes (1996 -- .275 million tonnes). The animal feed business experienced the addition of a new competitor in the market which reduced sales volumes by 5 percent but prices improved by 8 percent. This resulted in 2 percent higher sales revenue. Industrial product prices improved by 20 percent when compared to the first quarter of 1996. Gross margin for feed and industrial products improved over the same period a year ago.

     Net sales revenue from phosphate rock was $1.1 million (1996 -- $3.3 million) with sales volumes of .026 million tonnes (1996 -- .081 million tonnes). The average net sales price improved by 3 percent for the first quarter of 1997 when compared to the same quarter of 1996.

  NITROGEN REVENUE

     Nitrogen net sales revenue was $134.1 million (1996 -- $38.9 million), representing 29 percent of the consolidated net sales revenue. Net sales revenue includes $51.4 million (1996 -- $38.9 million) of Russian purchased ammonia product and other nitrogen products for resale. The overall gross margin was impacted negatively by sales of this low margin purchased ammonia and by lower selling prices for urea and nitrogen solutions. Manufactured nitrogen net sales revenue for one month of activity was $82.7 million. The distribution of this revenue was as follows: ammonia $14.9 million (18 percent); urea $34.2 million (41 percent); nitrogen solutions $19.4 million (24 percent); and other nitrogen products $14.2 million (17 percent). Gross margin for manufactured nitrogen products was $27.8 million (34 percent of manufactured nitrogen net sales revenue). Manufactured and purchased nitrogen gross margin contributed 25 percent of the consolidated gross margin.

     March 1997 sales tonnes for manufactured nitrogen products were as follows: ammonia .070 million tonnes; urea .181 million tonnes; nitrogen solutions .178 million tonnes; and other nitrogen products .100 million tonnes.

     Purchased nitrogen products sales tonnes for the first quarter of 1997 were .245 million tonnes (1996 -- .187 million tonnes).

     Urea and nitrogen solutions prices weakened as a result of wet weather in the south and mideast and the related delay in planting and fertilizer applications.

  COST OF GOODS SOLD

     For the three months ended March 31, 1997, the Company produced 1.653 million potassium chloride (KCl) tonnes, a 3 percent decrease from the 1.699 million tonnes produced in the first quarter of 1996. In this year's first quarter, the Company produced .503 million phosphoric acid (P205) tonnes (1996 -- .514 million tonnes), a decrease of 2 percent. From the date of acquisition, nitrogen production was .239 million nitrogen (N) tonnes.

     Potash unit cost of sales increased by 7 percent in the first three months of 1997 compared to the same period in 1996 due to 4.3 additional shutdown weeks, higher mining costs due to mine mix and overall increases in mine operating supplies and labor. In phosphate, lower input costs for sulphur were more than offset by inventory adjustments, higher ammonia input costs and higher mining costs at the Aurora facility during the first quarter. In nitrogen, natural gas prices in the US decreased considerably for March 1997 following the high prices posted in the preceding winter months.

     Depreciation expense for the first quarter of 1997 was $30.0 million compared to $23.3 million in 1996, an increase of 29 percent. The increase is mostly the result of the additional depreciation of $5.3 million from the acquired nitrogen operations.

  SELLING AND ADMINISTRATIVE

     Selling and administrative expenses during the first quarter of 1997 were $19.3 million as compared to $14.9 million in 1996, an increase of $4.4 million. The increase is attributable to the consolidation of PCS Nitrogen (including $1.1 million for amortization of goodwill) and to general increases in supplies, compensation and benefits.

  PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     Decreased profitability at certain of the mines decreased the taxes paid to the Saskatchewan government but this was offset somewhat by higher potash sales volumes. For the first quarter of 1997, Saskatchewan provincial mining and other taxes were $10.5 million as compared to $11.9 million in the first quarter of 1996, a decrease of 12 percent. Potash production tax for the first quarter of 1997 was $6.8 million compared to $8.5 million in the same period in 1996, a decrease of 20 percent. Saskatchewan capital tax was $3.8 million in the three months ended March 31, 1997 compared to $3.6 million in the prior comparable period, an increase of 6 percent.

  INTEREST EXPENSE

     For the first quarters of 1997 and 1996, interest expense was $13.8 million. The average balance of long-term debt in 1996 was lower than 1997, but this was offset by higher interest rates in 1996.

  INCOME TAXES

     Income taxes in the first quarter of 1997 were $20.3 million, compared to $9.6 million in the same period of 1996, an increase of $10.7 million. The increase is largely attributable to deferred income taxes relating to the Company's acquired nitrogen operations and current taxes from its Trinidad operations, Canadian deferred income taxes and US withholding taxes. The tax rate applicable to the US operations for 1997 is approximately 27 percent of income before taxes (1996 -- approximately 26 percent). Of this, 2 percent represents cash taxes paid (1996 -- 3 percent).

  ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first three months of 1997 increased by $56.2 million primarily from the nitrogen operations. Cash flow from operations was $82.6 million. Quick and current ratios were .85 and 1.67 at March 31, 1997 (1.23 and 2.48 respectively at December 31, 1996). The Company paid $374.1 million on a note payable, paid dividends of $14.3 million, and received proceeds of $743.4 million in long-term debt and $140.0 million in short-term debt to finance the nitrogen acquisition and refinance high cost debt of the former Arcadian Corporation. The Arcadian debt included senior notes in the principal sum of $340 million at an interest rate of 10.75 percent. The Company utilized its credit facility to refinance at a rate of LIBOR plus a spread of less than 50 basis points (currently 6.06 percent). The retirement of this debt removes certain restrictive covenants on the Company and its subsidiaries, including the need to carry cash reserves for portions of the debt servicing costs. The Company is currently renegotiating operating leases in Trinidad at comparable interest rates which in turn will reduce operating costs. At the end of the first quarter, the debt to capital ratio was at 40 percent (31 percent at December 31, 1996) and the interest coverage ratio was 6.6:1 (6.4:1 at December 31, 1996). Net debt to market capitalization at March 31, 1997 was 32 percent (16 percent at December 31, 1996).

  OUTLOOK

     The statements in this Management Discussion and Analysis of Financial Condition and Results of Operations, including those in this "Outlook" section, relating to the period after March 31, 1997, are forward-looking statements subject to uncertainties. The Company's financial performance is affected by price, worldwide state of supply and demand for potash, phosphate and nitrogen products, application rates, government assistance programs, weather conditions, exchange rates and agricultural and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year over year basis and sales shift from one period to another.

     The rising world population and the demand for better diets in developing nations will continue to drive consumption for fertilizer products over the long-term. Over the short-term, there should be increased fertilizer usage over the next few years as world grain stocks are low, in spite of a good harvest in 1996, crop prices continue to rise, and governments around the world focus on food production. The Company expects to be an important supplier to these markets. While the consumption trend line is expected to continue to climb over the long-term, there will be, at times, fluctuations in demand. The Chinese government continues to emphasize agricultural production which should encourage purchases in the balance of 1997. For the first half of 1997, it is estimated that as much as 2.0 million tonnes of potash will go to China, higher than the first half of 1996 which should help to support offshore prices. Difficulties over credit in Brazil means selling prices will have to increase to compensate for the extended terms. Prices for Brazil's cash crops are up so demand this year is still expected to be strong.

     North American potash, phosphate and nitrogen demand in fertilizer is generally considered mature but is expected to fluctuate slightly from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. While the outlook for 1997 in the domestic market has been bullish due to a new Farm Bill and no set asides, the flooding in 1997 is affecting consumption in some areas. However, the Company still expects a good spring season.

     DAP markets are expected to improve with the renewed interest in China. Recent offshore DAP sales to China and India have tightened the DAP market and should have the effect of expanding margins. India signed a record agreement with PhosChem for purchase of merchant grade acid and prices are up for liquid phosphate fertilizer. As the first quarter ended, nitrogen prices were under pressure but potash and phosphate prices were showing strength in domestic markets.

     PCS continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs. An additional 7.5 shutdown weeks are projected for 1997 when compared to 1996; however this will be dependent on sales volume throughout the remaining part of 1997.

     Mining costs for potash operations are not expected to increase at a rate greater than the anticipated rate of inflation, pending anticipated electrical cost reductions offsetting anticipated natural gas price increases. Sulphur and ammonia prices have moderated and are expected to impact favourably upon phosphate processing input costs for 1997. These savings are expected to offset the increased costs due to the excessive moisture in the overburden at Aurora.

     Capital expenditures in 1997 will exceed those in 1996 primarily due to the nitrogen acquisition. Plans for such expenditures are limited to sustaining capital except for $54.7 million to be spent in expansion, mostly in nitrogen.

     With respect to the proposed acquisition of a controlling interest in Kali and Salz AG, PCS and BASF have, on March 26, 1997, requested approval for the transaction from the German Minister of Economics. The request is currently being considered by the Monopolies Commission of the German Government which will make a recommendation to the Minister. A decision from the Minister is expected in late June or July of this year.

     The narrative, included under this Management Discussion and Analysis of Financial Condition and Results of Operations, has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles (GAAP).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  CIVIL ANTITRUST COMPLAINTS

     In June, 1993, the Company and PCS Sales (Canada) Inc. ("PCS Sales") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint sought treble damages in an unspecified amount and other relief. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit, on January 31, 1997.

     Additional complaints were filed in the California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. The Company moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over the Company but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The Illinois State Court dismissed the Illinois State Court complaint for failure to state a cause of action. The Illinois plaintiff appealed that dismissal and that dismissal was affirmed by the Appellate Court of Illinois on November 27, 1996. On January 15, 1997 the appellate court denied the plaintiff's request for rehearing. On February 17, 1997, the plaintiff petitioned the Supreme Court of Illinois to review the Appellate Court's decision. The Illinois Supreme Court denied that petition on April 2, 1997.

  LAKELAND, FLORIDA PROCEEDING

     On April 8, 1997, PCS Joint Venture, Ltd., Potash Corporation of Saskatchewan (Florida), Inc., and others, were served with a summons and a complaint and petition for enforcement, entered by the State of Florida Department of Environmental Protection ("FDEP"). FDEP's complaint alleges that there is soil and groundwater contamination at a PCS Joint Venture, Ltd. fertilizer plant located in Lakeland, Florida and at certain adjoining property (collectively, the "Site"). The complaint asserts that the defendants are jointly and severally liable for such contamination, as operators and/or owners of the Site. FDEP seeks up to $10,000 for each day of violation together with costs, and also seeks a declaration of liability with respect to future costs of responding to environmental conditions at the Site. Responses to the complaint were filed by PCS Joint Venture, Ltd. and Potash Corporation of Saskatchewan (Florida), Inc. Such responses deny liability, plead affirmative defenses (failure to state a claim, third party causation, divisibility of damages, setoff, contribution, statute of limitations, and laches) and assert cross claims against the co-defendants. Assessment of the contamination of the Site is continuing. No connection between the operations of PCS Joint Venture and the contamination has been established. The magnitude of any liability which PCS Joint Venture. Ltd. and Potash Corporation of Saskatchewan (Florida), Inc. may have with respect to the Site has not yet been determined.

  PCS NITROGEN LEGAL MATTERS

  Lake Charles Plant

     In connection with an incident at its Lake Charles plant in 1992, PCS Nitrogen is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4.35 million. On February 19, 1997, an administrative law judge of the Occupational Safety and Health Review Commission issued a decision finding that PCS Nitrogen had committed a willful violation of the federal Occupational Safety and Health Act and assessing a penalty of $50,000. PCS Nitrogen has appealed the judge's decision. In another phase of the OSHA litigation, on April 28, 1997, the United States Court of Appeals for the Fifth Circuit held that OSHA may not multiply the penalty for the violation by the number of employees allegedly exposed in the incident. OSHA has not informed PCS Nitrogen whether OSHA will appeal that decision. While PCS Nitrogen and legal counsel anticipate that any civil penalty ultimately paid will be substantially less than the remaining $4.35 million penalty proposed by OSHA, they cannot predict with certainty the outcome of the proceeding.

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

  Shareholder Litigation

     Following announcement of Arcadian Corporation's proposed business combination with Freeport McMoRan Inc., five lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County on behalf of a purported class of all stockholders of Arcadian Corporation other than the defendants and their affiliates against Arcadian Corporation and some or all of its directors. PCS was named as an additional defendant in an amended complaint, but PCS was not served process. The amended complaint alleged generally that the defendants acted improperly in causing Arcadian Corporation to enter into the merger agreement, and seeks an injunction preventing the merger, unspecified monetary damages, and other relief.

     The defendants believe the lawsuit is without merit. Nevertheless, Arcadian Corporation and the other defendants entered into a memorandum of understanding (the "Memorandum of Understanding") with the plaintiffs providing for the conditional settlement of the litigation. In so doing, the defendants denied that they violated the law and agreed to settle the suit solely to eliminate the burden and expense of any further litigation relating to the merger. The Memorandum of Understanding provides among other things that PCS will pay the fees and expenses, if any, awarded by the court to the plaintiffs' counsel, up to $450,000, and that the parties will attempt in good faith to agree upon and enter into a stipulation of settlement of all claims asserted in the suit and all other claims, if any, arising out of or relating to the merger (the "Stipulation"). The Stipulation will provide for, among other things, (a) the dismissal of all claims asserted in the lawsuit with prejudice; and (b) the release by the plaintiffs of any and all claims relating to the Merger that they may have against the defendants and related persons. The consummation of the settlement is subject to certain conditions, including (a) the completion of confirmatory discovery by the plaintiffs to verify that the terms of the settlement are fair and reasonable; and (b) the approval of the Stipulation by the Delaware court. The plaintiffs' have completed such confirmatory discovery and the defendants have delivered a draft Stipulation to the plaintiffs.

  Former Arcadian Executive Proceedings

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian Corporation, filed lawsuits against PCS in the United States District Court for the Western District of Tennessee. The complaints allege that PCS breached employment agreements between Arcadian and the officers and breached related assumption agreements among PCS, PCS Nitrogen, and the officers. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into his assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages approximately in the amounts of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. Each complaint also seeks certain additional unspecified damages. Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company. The defendants have not been served.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
               2           Agreement and Plan of Merger dated September 2, 1996, as amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc, incorporated by reference to Exhibit 2(a) to Amendment Number 2 to the registrant's Form S-4 (File No. 333-17841).

               3(a)        Restated Articles of Incorporation of the registrant dated October
                           31, 1989, as amended May 11, 1995, incorporated by reference to
                           Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

               3(b)        Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.

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

               10     (c)  Canpotex Limited Shareholders Seventh Memorandum of Agreement
                           effective April 21, 1978, between Central Canada Potash, Division of
                           Noranda Inc., Cominco Ltd., International Minerals and Chemical
                           Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex
                           Limited as amended by Canpotex S & P amending agreement dated
                           November 4, 1987, incorporated by reference to Exhibit 10(g) to the
                           F-1 Registration Statement.

               10     (d)  Producer Agreement dated April 21, 1978, between Canpotex Limited and
                           PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1
                           Registration Statement.

               10     (e)  Agreement of Limited Partnership of Arcadian Fertilizer, L.P. (now
                           PCS Nitrogen Fertilizer, L.P.) dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer
                           L.P., filed with the Secretary of State of the State of Delaware on
                           March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to
                           Arcadian Partners L.P.'s Registration Statement on Form S-1 (File No.
                           33-45828)).

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
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

              10(n)        Agreement for Lease dated as of June 29, 1995, between Trinidad
                           Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P.
                           (incorporated by reference to Exhibit 10.21 to Arcadian Corporation's
                           Registration Statement on Form S-4 (File No. 33-90290) (the "Arcadian
                           S-4")), as such agreement was amended by Amendment No. 1 to Agreement for Lease dated as of August 20, 1996, between Trinidad Ammonia
                           Company, Limited Partnership, and Arcadian Fertilizer, L.P.
                           (incorporated by reference to Exhibit 10.1 to Arcadian Corporation's
                           Report on Form 10-Q for the period ended September 30, 1996, as amended (the "Arcadian 10-Q")).

              10(o)        Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia
                           Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
                           amended by Amendment No. 1 to Lease Agreement dated as of August 20,
                           1996, between Trinidad Ammonia Company, Limited Partnership, and
                           Arcadian Fertilizer, L.P., and Amendment No. 2 to Lease Agreement
                           dated as of August 26, 1996, between Trinidad Ammonia Company,
                           Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.22 to the Arcadian S-4, except for Amendment
                           No. 1 and Amendment No. 2 which are incorporated by reference to
                           Exhibit 10.2 to the Arcadian 10-Q).

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
              10(p)        Agreement for Lease dated as of March 27, 1996, between Nitrogen
                           Leasing Company, Limited Partnership, and Arcadian Fertilizer, L.P.,
                           as amended by Amendment No. 1 to Agreement for Lease dated as of May
                           24, 1996, between Nitrogen Leasing Company, Limited Partnership, and
                           Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.3 to the Arcadian 10-Q).

              10(q)        Lease Agreement dated as of March 27, 1996, between Nitrogen Leasing
                           Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
                           amended by Amendment No. 1 to Lease Agreement dated as of August 26,
                           1996, between Nitrogen Leasing Company, Limited Partnership, and
                           Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.4 to the Arcadian 10-Q).

              10(r)        Purchase Option Agreement dated as of March 27, 1996, between
                           Nitrogen Leasing Company, Limited Partnership, and Arcadian
                           Corporation (incorporated by reference to Exhibit 10.5 to the
                           Arcadian 10-Q).

              10(s)        Purchase Option Agreement dated as of June 29, 1995, between Trinidad
                           Ammonia Company, Limited Partnership and Arcadian Corporation
                           (incorporated by reference to Exhibit 10.22 to the Arcadian S-4).

              10(t)        Agreement dated October 13, 1995 between the registrant and Charles
                           E. Childers, incorporated by reference to Exhibit 10(j) to the 1995
                           Form 10-K.

              10(u)        Potash Corporation of Saskatchewan Inc. Stock Option
                           Plan -- Unaffiliated Directors, incorporated by reference Exhibit
                           4(a) to the registrant's Form S-8 (File No. 333-19215) (the "Form
                           S-8").

              10(v)        Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers
                           and Key Employees, incorporated by reference to Exhibit 4(b) to the
                           Form S-8.

              10(w)        Short Term Incentive Plan of the registrant, effective January 1,
                           1995, incorporated by reference to Exhibit 10(m) to the 1995 Form
                           10-K.

              10(x)        Long-Term Incentive Plan of the registrant, as amended December 15,
                           1995, incorporated by reference to Exhibit 10(n) to the 1995 Form
                           10-K.

              10(y)        Resolution and Forms of Agreement for Supplemental Retirement Income
                           Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

              10(z)        Supplemental Executive Retirement Plan of Arcadian Corporation
                           (incorporated by reference to Exhibit 10.16 to the Arcadian S-4).

              10(aa)       Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p)
                           to the 1995 Form 10-K.

              10(bb)       Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

              10(cc)       Employment Agreement between Arcadian Corporation and Gary E.
                           Carlson, dated as of September 5, 1996

              10(dd)       Deferred Compensation Plan, for certain officers of PCS Phosphate
                           Company, Inc, incorporated by reference to Exhibit 10(r) to the 1995
                           Form 10-K.

              10(ee)       Supplemental Retirement Benefits Plan, for eligible employees of PCS
                           Phosphate Company, Inc., incorporated by reference to Exhibit 10(s)
                           to the 1995 Form 10-K.

        EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
        --------------     ---------------------------------------------------------------------
              10(ff)       Second Amended and Restated Membership Agreement dated January 1,
                           1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate
                           Company, Inc.), incorporated by reference to Exhibit 10(t) to the
                           1995 Form 10-K.

              10(gg)       International Agency Agreement dated January 1, 1995, between
                           Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. (now
                           PCS Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

              10(hh)       General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf
                           Inc. (now PCS Phosphate Company, Inc.) and Albright & Wilson
                           Americas, Inc., incorporated by reference to Exhibit 10(v) to the
                           1995 Form 10-K.

              10(ii)       Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to
                           Exhibit 10(x) to the 1995 Form 10-K.

              10(jj)       Amending Resolution and revised forms of agreement regarding
                           Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter
                           Form 10-Q").

              10(kk)       Employment Agreement dated May 16, 1996, by and between PCS Phosphate
                           Company, Inc. and Thomas J. Wright, incorporated by reference to
                           Exhibit 10(y) to the Second Quarter Form 10-Q.

              10(ll)       Shareholders Rights Agreement dated November 10, 1994, as amended on
                           March 28, 1995, and May 4, 1995, and approved the shareholders on May
                           11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form
                           10-K.

              11           Statement re Computation of Per Share Earnings.

              27           Financial Data Schedule.

     (b) Reports on Form 8-K

     On March 20, 1997, the registrant filed a report on Form 8-K regarding the merger of Arcadian Corporation with and into PCS Nitrogen, Inc., a wholly-owned subsidiary of the registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                            SASKATCHEWAN INC.

May 7, 1997                                    By:  /s/ JOHN L.M. HAMPTON
                                               -----------------------------------------
                                               John L.M. Hampton
                                               Senior Vice President, General Counsel
                                                    and Secretary

May 7, 1997                                    By:  /s/ BARRY E. HUMPHREYS
                                               -----------------------------------------
                                               Barry E. Humphreys
                                               Sr. Vice President, Finance and Treasurer
                                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No. Description of Document


2(a) Agreement and Plan of Merger dated September 2, 1996, as amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc, incorporated by reference to Exhibit 2(a) to Amendment Number 2 to the registrant's Form S-4 (File No. 333-17841).

3(a) Restated Articles of Incorporation of the registrant dated October 31,
     1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

3(b) Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.

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

10(g) PCS Sales - Saskterra Special Canpotex Entitlement effective June 13,
      1990, incorporated by reference to Exhibit 10(n) to the registrant's Form S-1 (File No. 33-36283).

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

10(n) Agreement for Lease dated as of June 29, 1995, between Trinidad Ammonia
      Company, Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.21 to Arcadian Corporation's Registration Statement on Form S-4 (File No. 33-90290) (the "Arcadian S-4")), as such agreement was amended by Amendment No. 1 to Agreement for Lease dated as of August 20, 1996, between Trinidad Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.1 to Arcadian Corporation's Report on Form 10-Q for the period ended September 30, 1996, as amended (the "Arcadian 10-Q")).

10(o) Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia
      Company, Limited Partnership, and Arcadian Fertilizer, L.P., as amended by Amendment No. 1 to Lease Agreement dated as of August 20, 1996, between Trinidad Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P., and Amendment No. 2 to Lease Agreement dated as of August 26, 1996, between Trinidad Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.22 to the Arcadian S-4, except for Amendment No. 1 and Amendment No. 2 which are incorporated by reference to Exhibit 10.2 to the Arcadian 10-Q).

10(p) Agreement for Lease dated as of March 27, 1996, between Nitrogen Leasing
      Company, Limited Partnership, and Arcadian Fertilizer, L.P., as amended by Amendment No. 1 to Agreement for Lease dated as of May 24, 1996, between Nitrogen Leasing Company, Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.3 to the Arcadian 10-Q).

10(q) Lease Agreement dated as of March 27, 1996, between Nitrogen Leasing
      Company, Limited Partnership, and Arcadian Fertilizer, L.P., as amended by Amendment No. 1 to Lease Agreement dated as of August 26, 1996, between Nitrogen Leasing Company, Limited Partnership, and

      Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.4 to the Arcadian 10-Q).

10(r) Purchase Option Agreement dated as of March 27, 1996, between Nitrogen
      Leasing Company, Limited Partnership, and Arcadian Corporation (incorporated by reference to Exhibit 10.5 to the Arcadian 10-Q).

10(s) Purchase Option Agreement dated as of June 29, 1995, between Trinidad
      Ammonia Company, Limited Partnership and Arcadian Corporation (incorporated by reference to Exhibit 10.22 to the Arcadian S-4).

10(t) Agreement dated October 13, 1995 between the registrant and Charles E.
      Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form
      10-K.

10(u) Potash Corporation of Saskatchewan Inc. Stock Option Plan - Unaffiliated
      Directors, incorporated by reference Exhibit 4(a) to the registrant's Form S-8 (File No. 333-19215) (the "Form S-8").

10(v) Potash Corporation of Saskatchewan Inc. Stock Option Plan - Officers and
      Key Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.

10(w) Short Term Incentive Plan of the registrant, effective January 1, 1995, incorporated by reference to Exhibit 10(m) to the 1995 Form 10-K.

10(x) Long-Term Incentive Plan of the registrant, as amended December 15, 1995, incorporated by reference to Exhibit 10(n) to the 1995 Form 10-K.

10(y) Resolution and Forms of Agreement for Supplemental Retirement Income
      Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(z) Supplemental Executive Retirement Plan of Arcadian Corporation
      (incorporated by reference to Exhibit 10.16 to the Arcadian S-4).

10(aa) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(bb) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(cc) Employment Agreement between Arcadian Corporation and Gary E. Carlson, dated as of September 5, 1996

10(dd) Deferred Compensation Plan, for certain officers of PCS Phosphate
       Company, Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.

10(ee) Supplemental Retirement Benefits Plan, for eligible employees of PCS
       Phosphate Company, Inc., incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.

10(ff) Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg) International Agency Agreement dated January 1, 1995, between Phosphate
       Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh) General Partnership Agreement forming Albright & Wilson Company, dated
       July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form 10-K.

10(ii) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(jj) Amending Resolution and revised forms of agreement regarding
       Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter
       Form 10-Q").

10(kk) Employment Agreement dated May 16, 1996, by and between PCS Phosphate
       Company, Inc. and Thomas J. Wright, incorporated by reference to Exhibit 10(y) to the Second Quarter Form 10-Q.

10(ll) Shareholders Rights Agreement dated November 10, 1994, as amended on
       March 28, 1995, and May 4, 1995, and approved the shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form 10-K.

11     Statement re Computation of Per Share Earnings.

27     Financial Data Schedule.