Form 10-Q
period 1997-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-08-12
CIK 855931

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                             OR
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                               COMMISSION FILE NUMBER: 1-10351

                    POTASH CORPORATION OF SASKATCHEWAN INC.
           (Exact name of the registrant as specified in its charter)

                              SASKATCHEWAN, CANADA
         (State or other jurisdiction of incorporation or organization)

                                      N/A
                      (I.R.S. employer identification no.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As at July 31, 1997 53,705,118 Common Shares.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30                  JUNE 30
                                                      --------------------    ----------------------
                                                        1997        1996         1997         1996
                                                      --------    --------    ----------    --------
Net sales..........................................   $676,648    $352,369    $1,141,482    $719,240
Cost of goods sold.................................    492,496     262,056       842,303     521,523
                                                      --------    --------    ----------    --------
GROSS MARGIN.......................................    184,152      90,313       299,179     197,717
                                                      --------    --------    ----------    --------
Selling and administrative.........................     27,900      14,341        47,189      29,222
Provincial mining and other taxes..................     14,466       8,981        24,969      20,901
Other income.......................................    (12,928)     (7,375)      (18,206)    (13,894)
                                                      --------    --------    ----------    --------
                                                        29,438      15,947        53,952      36,229
                                                      --------    --------    ----------    --------
OPERATING INCOME...................................    154,714      74,366       245,227     161,488
INTEREST EXPENSE...................................     23,560      11,904        37,378      25,746
                                                      --------    --------    ----------    --------
INCOME BEFORE INCOME TAXES.........................    131,154      62,462       207,849     135,742
INCOME TAXES.......................................     34,174      10,064        54,504      19,666
                                                      --------    --------    ----------    --------
NET INCOME.........................................   $ 96,980    $ 52,398       153,345     116,076
                                                      ========    ========
RETAINED EARNINGS, BEGINNING OF PERIOD.............                              438,526     277,689
DIVIDENDS..........................................                              (27,843)    (23,853)
                                                                              ----------    --------
RETAINED EARNINGS, END OF PERIOD...................                           $  564,028    $369,912
                                                                               =========    ========
NET INCOME PER SHARE (NOTE 4)......................   $   1.81    $   1.15    $     3.02    $   2.55
                                                      ========    ========     =========    ========
DIVIDENDS PER SHARE (NOTE 5).......................   $   0.25    $   0.26    $     0.52    $   0.52
                                                      ========    ========     =========    ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           1997            1996
                                                                        -----------    ------------
                                                                        (UNAUDITED)
                                      ASSETS
Current Assets
  Cash and cash equivalents..........................................   $    99,087     $       --
  Accounts receivable................................................       346,970        230,778
  Inventories (Note 3)...............................................       345,395        219,433
  Prepaid expenses...................................................        34,457         16,748
                                                                        -----------     ----------
                                                                            825,909        466,959
Property, plant and equipment........................................     2,974,728      1,978,692
Goodwill.............................................................       516,790          1,686
Other assets.........................................................       118,275         47,050
                                                                        -----------     ----------
                                                                        $ 4,435,702     $2,494,387
                                                                        ===========     ==========
                                    LIABILITIES
Current Liabilities
  Bank indebtedness..................................................   $        --     $    6,330
  Short-term debt....................................................       149,989             --
  Accounts payable and accrued charges...............................       326,857        180,008
  Current portion of long-term debt..................................            --          1,520
  Current obligations under capital leases...........................           300            300
                                                                        -----------     ----------
                                                                            477,146        188,158
Long-term debt.......................................................     1,269,700        618,800
Obligations under capital leases.....................................         1,018          1,163
Deferred income tax liability........................................       301,001         28,480
Accrued post-retirement/post-employment benefits.....................       121,097         95,460
Accrued reclamation costs............................................       126,113        146,512
Other non-current liabilities and deferred credits...................        32,988         10,318
                                                                        -----------     ----------
                                                                          2,329,063      1,088,891
                                                                        -----------     ----------
                               SHAREHOLDERS' EQUITY
Share Capital........................................................     1,206,125        630,484
Contributed Surplus..................................................       336,486        336,486
Retained Earnings....................................................       564,028        438,526
                                                                        -----------     ----------
                                                                          2,106,639      1,405,496
                                                                        -----------     ----------
                                                                        $ 4,435,702     $2,494,387
                                                                        ===========     ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                                       ------------------------
                                                                          1997          1996
                                                                       -----------    ---------
Operating Activities
  Net Income........................................................   $   153,345    $ 116,076
  Items not affecting cash
     Depreciation and amortization..................................        77,941       46,106
     (Gain) loss on disposal of property, plant and equipment.......        (1,288)         150
     Provision for deferred income taxes............................        37,412       10,521
     Provision for post-retirement/post-employment benefits.........         3,396        3,055
                                                                       -----------    ---------
                                                                           270,806      175,908
  Changes in non-cash operating working capital
     Accounts receivable............................................        29,127       13,219
     Inventories....................................................        32,125          311
     Prepaid expenses...............................................       (10,141)     (10,102)
     Accounts payable and accrued charges...........................       (75,110)     (31,569)
  Accrued reclamation costs.........................................       (20,399)        (750)
  Other non-current liabilities and deferred credits................         9,575       (8,059)
                                                                       -----------    ---------
          Cash provided by operating activities.....................       235,983      138,958
                                                                       -----------    ---------
Investing Activities
  Acquisition of Arcadian Corporation (Note 2)......................    (1,039,858)          --
  Additions to property, plant and equipment........................       (56,118)     (22,042)
  Proceeds on disposal of property, plant and equipment.............         7,503       22,497
  (Additions to) disposals of other assets..........................       (13,689)         881
                                                                       -----------    ---------
          Cash (used in) provided by investing activities...........    (1,102,162)       1,336
                                                                       -----------    ---------
          Cash (deficiency) before financing activities.............      (866,179)     140,294
                                                                       -----------    ---------
Financing Activities
  Proceeds from (repayment of) long-term obligations................       648,335     (151,519)
  Proceeds from short-term debt.....................................       149,989           --
  Repayment of note payable.........................................      (374,526)          --
  Dividends.........................................................       (27,843)     (23,853)
  Issuance of shares................................................       575,641        1,871
                                                                       -----------    ---------
          Cash provided by (used in) financing activities...........       971,596     (173,501)
                                                                       -----------    ---------
Increase (Decrease) in Cash.........................................       105,417      (33,207)
(Bank Indebtedness) Cash and Cash Equivalents, Beginning of
  Period............................................................        (6,330)      40,497
                                                                       -----------    ---------
Cash and Cash Equivalents, End of Period............................   $    99,087    $   7,290
                                                                        ==========    =========
Supplemental cash flow disclosure
  Interest paid.....................................................   $    31,831    $  26,583
  Income taxes paid.................................................   $    32,896    $  22,860
                                                                        ==========    =========

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

  Basis of Presentation

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its operating subsidiaries (the "Company" except to the extent the context otherwise requires):

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

        -- PCS Sales (USA), Inc.

        -- PCS Phosphate Company, Inc. (PCS Phosphate)

           -- Albright & Wilson Company (proportionately consolidated)

        -- White Springs Agricultural Chemicals, Inc.

        -- PCS Nitrogen, Inc. (PCS Nitrogen)

2.  ACQUISITION OF ARCADIAN CORPORATION

     On March 6, 1997, the Company acquired all of the outstanding shares of Arcadian Corporation for cash of $555,145 and the issuance of 8,030,236 common shares valued at $573,278. The cash consideration was financed by debt. Arcadian Corporation is based in Memphis, Tennessee and is a producer of nitrogen and nitrogen products. The acquisition was completed through the merger of Arcadian Corporation into a wholly-owned subsidiary of PCS, PCS Nitrogen.

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Nitrogen have been included in the consolidated financial statements from March 7, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $519,460 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     Net assets acquired were:

        Working capital.................................................   $  177,394
        Fixed assets and other assets...................................    1,075,850
        Goodwill........................................................      519,460
                                                                           ----------
                                                                            1,772,704
        Long-term debt and other long-term liabilities..................      644,281
                                                                           ----------
        Net assets acquired.............................................    1,128,423
        Less: Cash acquired.............................................       88,565
                                                                           ----------
        Net acquisition cost............................................   $1,039,858
                                                                           ==========

                    POTASH CORPORATION OF SASKATCHEWAN INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

2.  ACQUISITION OF ARCADIAN CORPORATION -- (CONTINUED)

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

                                                             SIX MONTHS ENDED JUNE 30
                                                           -----------------------------
                                                              1997               1996
                                                           ----------         ----------
                                                               (UNAUDITED PRO FORMA)
        Net sales.......................................   $1,303,538         $1,309,247
        Operating income................................      275,573            322,092
        Net income......................................      168,856            199,623
        Net income per share............................   $     3.33         $     3.73

3.  INVENTORIES

                                                                 JUNE 30,    DECEMBER 31,
                                                                   1997          1996
                                                                 --------    ------------
        Finished product......................................   $159,367      $ 93,717
        Materials and supplies................................    117,542        73,912
        Raw materials.........................................     48,981        29,917
        Work in process.......................................     19,505        21,887
                                                                 --------      --------
                                                                 $345,395      $219,433
                                                                 ========      ========

4.  EARNINGS PER SHARE

     Earnings per share for the year-to-date are calculated on the weighted average shares issued and outstanding during the six months ended June 30, 1997 of 50,770,000 (1996 -- 45,513,000). The weighted average shares issued and outstanding during the second quarter of 1997 were 53,685,000 (1996 -- 45,543,000).

5.  DIVIDENDS

     The Company declares its dividends in Canadian dollars.

                    POTASH CORPORATION OF SASKATCHEWAN INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

6.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     As a result of the acquisition of Arcadian Corporation, the Company now employs certain derivative instruments for the purpose of establishing the cost of a portion of its natural gas requirements (primarily futures, swaps and options) thereby managing the exposure to commodity price risk in the purchase of natural gas, the primary raw material used in the manufacture of ammonia. These activities have been designated as hedging activities by the Company and are accounted for as such. The Company hedges for both committed and anticipated purchases of natural gas. The Company does not hold these instruments for trading purposes.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7.  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES -- (CONTINUED)

     The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30                      JUNE 30
                                           ------------------------     ------------------------
                                              1997          1996           1997          1996
                                           ----------    ----------     ----------    ----------
    Net income as reported in the
      consolidated statements of income
      and retained earnings.............      $96,980       $52,398       $153,345      $116,076
    Item decreasing reported net income
      Deferred income taxes.............       (1,118)       (1,091)        (4,292)       (4,318)
                                              -------       -------       --------      --------
    Approximate net income -- US GAAP...      $95,862       $51,307       $149,053      $111,758
                                              =======       =======       ========      ========
    Weighted average shares
      outstanding -- US GAAP............   54,218,000    45,975,000     51,315,000    45,975,000
                                           ==========    ==========     ==========    ==========
    Net income per share -- US GAAP.....        $1.77         $1.12          $2.90         $2.43
                                                =====         =====          =====         =====

                                                                     JUNE 30,     DECEMBER 31,
                                                                       1997           1996
                                                                    ----------    ------------
    Total assets as reported in the consolidated statements of
      financial position.........................................   $4,435,702     $2,494,387
    Item increasing reported total assets
      Deferred income tax asset..................................       11,435         15,727
                                                                    ----------    ------------
    Approximate total assets -- US GAAP..........................   $4,447,137     $2,510,114
                                                                     =========     ==========
    Shareholders' equity as reported in the consolidated
      statements of financial position...........................   $2,106,639     $1,405,496
    Item increasing reported shareholders' equity
      Deferred income taxes......................................        7,090         11,382
                                                                    ----------    ------------
    Approximate shareholders' equity -- US GAAP..................   $2,113,729     $1,416,878
                                                                    ==========    ===========

8.  COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first six months of 1996 do not include the operations of PCS Nitrogen (formerly Arcadian Corporation) acquired March 6, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen, Inc. (formerly Arcadian Corporation).

     Net sales revenue and net income for the three months ended June 30, 1997, improved 92 percent and 85 percent, respectively, over the same period in 1996. Net income for the three months ended June 30, 1997, was $97.0 million
(1996 -- $52.4 million) on net sales of $676.6 million (1996 -- $352.4 million), or $1.81 per share (1996 -- $1.15 per share). For the second quarter of 1997, gross margin and operating income were $184.2 million and $154.7 million, respectively, compared to a gross margin of $90.3 million and an operating income of $74.4 million for the same period in 1996 (increases of 104 percent and 108 percent, respectively).

     For the three months ended June 30, 1997, North American and offshore net sales revenue were $501.8 million (1996 -- $204.4 million) and $174.8 million (1996 -- $148.0 million), respectively. North American net sales revenue represented 74 percent (1996 -- 58 percent) of total net sales revenue, whereas offshore sales represented 26 percent of net sales revenue (1996 -- 42 percent).

     Net sales revenue for the second quarter of 1997 was $676.6 million, an increase of $324.3 million or 92 percent over the same period in 1996. Potash, phosphate and nitrogen net sales revenue for the quarter ended June 30, 1997 were $137.4 million (1996 -- $103.9 million), $246.9 million (1996 -- $222.1 million), and $292.3 million (1996 -- $26.4 million), respectively.

     Gross margins for the second quarter of 1997 increased $93.8 million or 104 percent over the same quarter in 1996. Gross margin for potash was $63.0 million, an increase of $16.7 million when compared to the same quarter of 1996. Gross margin for phosphate and feed was $54.5 million, an increase of $11.3 million when compared to the second quarter of 1996. Of this $54.5 million gross margin, 36 percent is attributable to liquid phosphate fertilizer products, 23 percent to solid phosphate fertilizer products, 27 percent to feed products and 14 percent to industrial products. Gross margin for manufactured nitrogen products was $66.6 million of which 27 percent is attributable to urea, 34 percent to ammonia, 20 percent to nitrogen solutions and 19 percent to other nitrogen products.

     The increase in net income of $44.6 million when comparing the second quarters of 1997 and 1996 is attributable to: potash sales volumes were up 32 percent and the gross margin was up 36 percent; phosphate volumes were up 7 percent and increases in prices for liquid, feed and industrial products more than compensated for the price decrease in DAP to result in a 26 percent increase in phosphate gross margin; and a $66.6 million gross margin contribution by nitrogen. These increases in gross margin were offset by: additional nitrogen selling and administrative expenses of $9.3 million; $5.5 million of additional potash mining taxes resulting from the increased profitability in those operations; $11.7 million additional interest expense relating to the acquisition of the nitrogen operations and a $24.1 million increase in the provision for income taxes as a result of increased income before tax.

     Net sales and net income for the six months ended June 30, 1997 improved 59 percent and 32 percent, respectively, over the same period in 1996. Net income for the six months ended June 30, 1997 was $153.3 million (1996 -- $116.1 million) on net sales of $1,141.5 million (1996 -- $719.2 million), or $3.02 per share (1996 -- $2.55 per share). For the first six months of 1997, gross margin and operating income were $299.2 million and $245.2 million, respectively, compared to a gross margin of $197.7 million and operating income of $161.5 million for the same period in 1996 (increases of 51 percent and 52 percent, respectively).

     For the six months ended June 30, 1997, North American and offshore net sales revenue were $829.0 million (1996 -- $435.3 million) and $312.5 million (1996 -- $283.9 million), respectively. North American net sales revenue represented 73 percent (1996 -- 61 percent) of total net sales revenue, whereas offshore sales represented 27 percent of net sales revenue (1996 -- 39 percent).

     Potash, phosphate and nitrogen net sales revenue for the first half of 1997 was $244.4 million (1996 -- $207.8 million), $470.6 million (1996 -- $446.2 million), and $426.5 million (1996 -- $65.2 million), respectively.

     Gross margins for the first six months of 1997 increased $101.5 million or 51 percent over the same period in 1996. Gross margin for potash products was $110.3 million, an increase of $12.2 million when compared to the first half of 1996. Gross margin for phosphate products was $94.0 million, a decrease of $4.0 million when compared to the first half of 1996. Of this $94.0 million gross margin, 54 percent is attributable to liquid and solid phosphate fertilizer products, 32 percent to feed products and 14 percent to industrial products. Gross margin for manufactured nitrogen products was $94.5 million of which 31 percent is attributable to urea, 29 percent to ammonia, 19 percent to nitrogen solutions and 21 percent to other nitrogen products.

     The increase in net income of $37.3 million when comparing the first half of 1997 with the first half of 1996 is attributable to: a 19 percent increase in potash sales volumes and a 12 percent increase in the gross margin; a decrease of 4 percent in the phosphate gross margin (although there was a 2 percent increase in sales volumes and a 4 percent increase in prices these were offset by increased mining costs) and a $93.2 million increase in the gross margin contributed by nitrogen. This increase in gross margin was offset by: $13.3 million of nitrogen selling and administrative expense; a $4.1 million increase in potash mining taxes; an $11.6 million increase in interest expense relating to the acquisition of the nitrogen operations and a $34.8 million increase in income taxes.

POTASH REVENUE

     Potash net sales revenue for the quarter ended June 30, 1997 increased by $33.5 million or 32 percent as compared to the same period in 1996
(1997 -- $137.4 million; 1996 -- $103.9 million). Potash net sales revenue represented 20 percent of consolidated net sales revenue. The Company sold 1.887 million tonnes of potash in the second quarter of 1997, compared to 1.430 million tonnes sold in the same period last year, an increase of .457 million tonnes or 32 percent. Potash prices overall were flat for the second quarter of 1997 when compared to the second quarter of 1996. The gross margin for potash products was $63.0 million (1996 -- $46.3 million) or 34 percent of the consolidated gross margin.

     In the second quarter of 1997, North American and offshore potash sales volumes increased 16 percent and 49 percent, respectively, over the same period in 1996. Overall, potash pricing was flat when compared to the same period last year. However, prices in the North American market were up 9 percent.

     North American net sales revenue from potash operations represented 41 percent of the potash net sales revenue of the Company during the second quarter of 1997 (1996 -- 43 percent). In the second quarter of 1997, the increase in North American potash sales volumes and the increase in North American prices resulted in a $11.7 million increase in North American potash net sales revenue over the same period in 1996. North American potash sales volumes for the second quarter of 1997 increased .117 million tonnes (1997 -- .849 million tonnes;
1996 -- .732 million tonnes) compared to the second quarter of 1996.

     In the second quarter of 1997, offshore net sales revenue from potash operations represented 59 percent of net potash sales revenue of the Company (1996 -- 57 percent). In the second quarter of 1997, the increase in offshore sales volumes and the decrease in overall offshore selling price resulted in a $21.8 million increase in offshore potash net sales revenue over the same period in 1996. In the offshore market, the Company sold 1.038 million potash tonnes during the second quarter of 1997 (1996 -- .698 million tonnes), an increase of 49 percent. Of the 1.038 million tonnes, .759 million tonnes were sold through Canpotex and the remaining .279 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets by PCS Sales.

     Potash net sales revenue for the first six months of 1997 increased by $36.6 million or 18 percent as compared to the first six months of 1996
(1997 -- $244.4 million; 1997 -- $207.8 million). The Company sold 3.433 million tonnes of potash in the first half of 1997, compared to 2.887 million tonnes sold in the same period last year, an increase of .546 million tonnes or 19 percent. Potash prices overall were flat in the first half of 1997 as compared to the first half of 1996.

     In the first six months of 1997, North American and offshore potash sales volumes increased 16 percent and 21 percent, respectively, over the same period in 1996. Potash prices decreased 6 percent in the offshore market; however, price increases of 6 percent were realized in the domestic market.

     North American net sales revenue from potash operations represented 41 percent of the potash net sales revenue of the Company during this year's first half. In the first half of 1997, the increase in North American potash sales volumes and an increase in North American prices resulted in a $18.9 million increase in North American potash net sales revenue over the same period in 1996. North American potash sales volumes for the first half of 1997 increased
 .217 million tonnes (1997 -- 1.538 million tonnes; 1996 -- 1.321 million tonnes) compared to the first half of 1996.

     In the first half of 1997, offshore net sales revenue from potash operations represented 59 percent of potash net sales revenue of the Company. In the first half of 1997, the increase in offshore sales volumes and the decrease in overall offshore selling price resulted in a $17.6 million increase in offshore potash net sales revenue over the same period in 1996. In the offshore market, the Company sold 1.895 million potash tonnes during the first half of 1997 (1996 -- 1.566 million tonnes), an increase of 21 percent. Of the 1.895 million tonnes, 1.493 million tonnes were sold through Canpotex (China purchased over one million tonnes in the first half which is almost as much as it purchased in all of last year) and the remaining .402 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets by PCS Sales.

PHOSPHATE REVENUE

     Phosphate net sales revenue for the three months ended June 30, 1997 was $246.9 million representing 36 percent of the consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphate fertilizer $83.3 million (34 percent); solid phosphate fertilizers $96.6 million (39 percent); animal feed $44.0 million (18 percent); industrial products $22.8 million (9 percent) and phosphate rock $.2 million. For the same quarter of 1996 net sales revenue was $222.0 million; liquid phosphate fertilizer $59.7 million (27 percent); solid phosphate fertilizer $100.8 million (46 percent); animal feed $41.4 million (19 percent) and industrial products $20.1 million (9 percent). Gross margin for phosphate products was $54.5 million or 30 percent of consolidated gross margin.

     Second quarter net sales revenue from liquid and solid fertilizers was $179.9 million (1996 -- $160.5 million) with sales volumes of .919 million tonnes (1996 -- .814 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 39 percent (1996 -- 45 percent) or $96.6 million (1996 -- $100.9 million) of the total phosphate net sales revenue. Compared to the second quarter of 1996 the Company received higher prices for most of its phosphate products (with the exception of DAP). Liquid fertilizer prices increased by 12 percent and volumes increased by 24 percent, resulting in additional net sales revenue of $23.6 million over the second quarter of 1996 (mostly from the addition of PCS Nitrogen's Geismar operations). Solid phosphate fertilizer prices declined 9 percent as compared to the second quarter of 1996. However, this was partially offset by a volume increase of 5 percent resulting in a reduction of net sales revenue of $4.2 million compared to the second quarter of 1996.

     Net sales revenue from animal feed and industrial products during the second quarter was $66.8 million (1996 -- $61.5 million) with sales volumes of
 .235 million tonnes (1996 -- .242 million tonnes). Although the Company gave up market share in the animal feed area where volumes decreased 4 percent as compared to the second quarter of 1996, recent price increases (11 percent as compared to the second quarter of 1996) more than offset the volume lost. This resulted in additional net sales revenue of $2.6 million. Industrial product prices improved by 13 percent while maintaining sales volumes. The result was additional net sales revenue of $2.7 million. Gross margin for feed and industrial products improved over the same period a year ago.

     Phosphate net sales revenue for the six months ended June 30, 1997 was $470.6 million representing 41 percent of the consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphate fertilizer $149.5 million (32 percent); solid phosphate fertilizer $180.9 million (38 percent); animal feed $94.6 million (20 percent); industrial products $44.3 million (10 percent) and phosphate rock $1.3 million. For the same six months of 1996 net sales revenue was $446.2 million; liquid phosphate fertilizer

$118.7 million (27 percent); solid phosphate fertilizer $192.1 million (43 percent); animal feed $90.9 million (20 percent); industrial products $41.3 million (10 percent) and phosphate rock $3.2 million. Gross margin for phosphate was $94.0 million or 31 percent of consolidated gross margin.

     For the six months ended June 30, 1997 net sales revenue from liquid and solid fertilizers was $330.4 million (1996 -- $310.8 million) with sales volumes of 1.677 million tonnes (1996 -- 1.530 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 38 percent (1996 -- 43 percent) or $180.9 million (1996 -- $192.1 million) of the total phosphate net sales revenue. Compared to the first six months of 1996 the Company received higher prices for most of its phosphate products (with the exception of DAP). Liquid fertilizer prices increased by 10 percent and sales volumes increased by 15 percent, resulting in additional net sales revenue of $30.9 million over the first six months of 1996. Solid phosphate fertilizer prices declined 11 percent as compared to the first six months of 1996. However, this was partially offset by a volume increase of 6 percent resulting in a reduction of net sales revenue of $11.2 million compared to the first six months of 1996.

     Net sales revenue from animal feed and industrial products during the first six months was $138.9 million (1996 -- $132.2 million) with sales volumes of
 .490 million tonnes (1996 -- .518 million tonnes). Animal feed prices increased 9 percent and volumes decreased 5 percent as compared to the first six months of 1996. This resulted in additional net sales revenue of $3.6 million. Industrial product prices improved by 17 percent while sales volumes decreased by 8 percent. The result was additional net sales revenue of $3.1 million. Gross margin for feed products improved over the same period a year ago while the margin for industrial products was substantially unchanged.

NITROGEN REVENUE

     During the second quarter of 1997 nitrogen net sales revenue was $292.3 million. Net sales revenue includes $40.6 million of purchased Russian ammonia product and $5.5 million of other nitrogen products for resale. Manufactured nitrogen net sales revenue for the three months ended June 30, 1997 was $246.2 million. The distribution of this revenue was as follows: ammonia $73.8 million (30 percent); urea $65.9 million (27 percent); nitrogen solutions $67.2 million (27 percent) and other nitrogen products $39.3 million (16 percent). Gross margin for manufactured nitrogen products was $66.6 million (27 percent of manufactured nitrogen net sales revenue).

     For the three months ended June 30, 1997 sales tonnes for manufactured nitrogen products were as follows: ammonia .402 million tonnes; urea .360 million tonnes; nitrogen solutions .636 million tonnes and other nitrogen products .294 million tonnes. Purchased nitrogen products sales tonnes for the three months ended June 30, 1997 were .274 million tonnes.

     From the date of acquisition, nitrogen net sales revenue was $426.5 million. Net sales revenue includes $90.2 million of purchased Russian ammonia product and $7.4 million of other nitrogen products for resale. The overall gross margin was impacted negatively by sales of this low margin purchased ammonia and by lower selling prices for ammonia, urea and nitrogen solutions. Manufactured nitrogen net sales revenue for the four months ended June 30, 1997 was $328.9 million. The distribution of this revenue was as follows: ammonia $88.7 million (27 percent); urea $100.1 million (31 percent); nitrogen solutions $86.6 million (26 percent) and other nitrogen products $53.5 million (16 percent). Gross margin for manufactured nitrogen products was $94.5 million (29 percent of manufactured nitrogen net sales revenue).

     For the four months ended June 30, 1997 sales tonnes for manufactured nitrogen products were as follows: ammonia .471 million tonnes; urea .541 million tonnes; nitrogen solutions .813 million tonnes and other nitrogen products .395 million tonnes. Purchased nitrogen products sales tonnes for the four months ended June 30, 1997 were .519 million tonnes.

     While China's import embargo on urea has resulted in pricing pressures in the rest of the world, the Company continues to sell the majority of its North American urea production to the more stable industrial market. In addition, U.S. mid-west urea prices have not declined as much as U.S. gulf urea prices. Ammonia prices were down when compared to the same quarter a year ago, but results were supported by the Company's strategic plant locations in North America and its favourable gas contracts with protected margins in Trinidad.

COST OF GOODS SOLD

     During the second quarter of 1997 the Company produced 1.687 million potassium chloride (KCl) tonnes, a 12 percent increase from the 1.512 million tonnes produced in the second quarter of 1996. During the second quarter of 1997 the Company produced .599 million phosphoric acid (P2O5) tonnes (1996 -- .507 million tonnes), an increase of 18 percent. Nitrogen production during the second quarter of 1997 was .724 million nitrogen (N) tonnes.

     Potash unit cost of sales were favourably affected by higher production volumes in the second quarter of 1997 compared to the same period in 1996.

     Phosphate unit cost of sales during the second quarter of 1997 decreased by 7 percent for solid fertilizer and 11 percent for feed products compared to the same period in 1996. This was offset by increases of 16 percent and 12 percent in the unit cost of sales of liquid fertilizer and industrial products, respectively during the same period.

     Depreciation expense for the second quarter of 1997 was $48.0 million compared to $22.8 million in 1996, an increase of $25.2 million or 111 percent. The increase is largely attributable to additional depreciation of $20.5 million from the acquired nitrogen operations.

     For the six months ended June 30, 1997, the Company produced 3.340 million potassium chloride (KCl) tonnes, compared to 3.211 million tonnes in the first half of 1996, an increase of .129 million tonnes (4 percent) compared to 1996. For the six months ended June 30, 1997, the Company produced 1.121 million phosphoric acid (P205) tonnes from its phosphate operations, compared to 1.020 million tonnes in 1996, an increase of .101 million tonnes. From the date of acquisition, nitrogen production was .964 million (N) tonnes.

     Potash unit cost of sales increased by 4 percent in the first six months of 1997 compared to the same period in 1996 due in part to three additional shutdown weeks.

     Phosphate unit cost of sales in the first six months of 1997 decreased by 5 percent for feed products as compared to the same period in the prior year. However, this was offset by increases of 11 percent and 22 percent in the unit cost of sales of liquid fertilizer and industrial products, respectively. These increased costs, which were primarily caused by excessive moisture in the overburden at Aurora, were reduced in the second quarter when compared to the first quarter of 1997. The unit cost of sales of solid fertilizer remained unchanged during the first six months of 1997 as compared to the same period in 1996.

     In nitrogen, U.S. natural gas market prices have increased each month since the date of acquisition; however, PCS Nitrogen, through its natural gas hedging program, has managed to keep its U.S. per unit natural gas cost relatively flat. In addition, Trinidad's per unit natural gas cost has decreased 12% since the date of acquisition. Trinidad's natural gas is purchased using a pricing formula indexed to the market price of ammonia. The per unit natural gas cost included in PCS Nitrogen's cost of sales increased approximately 7 percent from the same period in 1996.

     Depreciation expense for the first half of 1997 was $78.0 million compared to $46.1 million in 1996, an increase of $31.9 million or 69 percent. The increase is largely attributable to $27.1 million additional depreciation from the acquired nitrogen operations.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses during the second quarter of 1997 were $27.9 million as compared to $14.3 million in 1996, an increase of $13.6 million. During the first half of 1997, selling and administrative expenses were $47.2 million as compared to $29.2 million in 1996, an increase of $18.0 million. The increases are attributable to the acquisition of PCS Nitrogen and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     For the second quarter of 1997, Saskatchewan provincial mining and other taxes were $14.5 million as compared to $9.0 million in the second quarter of 1996, an increase of 61 percent. Potash production tax for the second quarter of 1997 was $10.1 million compared to $5.8 million in the same period in 1996, an increase of 74 percent. Corporate capital tax was $4.2 million in the second quarter ended June 30, 1997 compared to $3.2 million in the same period in 1996, an increase of 31 percent. For the first half of 1997, Saskatchewan provincial mining and other taxes were $25.0 million as compared to $20.9 million in the first half of 1996, an increase of 20 percent. Potash production tax for the first half of 1997 was $16.9 million compared to $14.2 million in the same period in 1996, an increase of 19 percent. Corporate capital tax was $8.0 million in the six months ended June 30, 1997 compared to $6.7 million in the same period in 1996, an increase of 19 percent.

INTEREST EXPENSE

     For the second quarter of 1997, interest expense was $23.6 million as compared to $11.9 million in the same period in 1996. For the first half of 1997, interest expense was $37.4 million as compared to $25.7 million in the same period in 1996. The 1997 amount includes interest on the debt incurred with the acquisition of PCS Nitrogen in March.

INCOME TAXES

     Income taxes in the second quarter of 1997 were $34.2 million, compared to $10.1 million in the same period of 1996, an increase of $24.1 million. Income taxes in the first half of 1997 were $54.5 million, compared to $19.7 million in the same period of 1996, an increase of $34.8 million. The increase is largely attributable to U.S. withholding taxes and deferred income tax relating to the Company's acquired nitrogen operations. The tax rate applicable to the U.S. operations for the first half of 1997 is approximately 25 percent of income before taxes. This rate for 1996 was approximately 20 percent of income before taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first half of 1997 increased by $70.0 million. Cash flow from operations was $236.0 million. Quick and current ratios were .93 and
1.73 at June 30, 1997, respectively. The Company paid down its debt by $161.5 million (of which $160.0 million was voluntary) and paid dividends of $27.8 million. At the end of the first half of 1997, the debt to capital ratio was at
40.3 percent and the interest coverage ratio was 6.6 to 1. The net debt to market capitalization at June 30, 1997 was 29.1 percent.

OUTLOOK

     The statements in this "Management Discussion and Analysis" in this "Outlook" section, relating to the period after June 30, 1997, are forward-looking statements subject to uncertainties. The Company's financial performance continues to be affected by fertilizer prices tied to the worldwide state of supply and demand for potash, phosphate and nitrogen products, agricultural commodity prices, government assistance programs, weather conditions, exchange rates and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shift from one period to another.

     The rising world population and the demand for better diets in developing nations will continue to drive consumption for fertilizer products over the long-term. Over the short-term, there should be increased fertilizer usage over the next few years as world grain stocks are critically low, and governments around the world focus on food production. The Company expects to be an important supplier to these markets. While the consumption trend line is expected to continue to climb over the long-term, there will be, at times, fluctuations in demand.

     North American potash, phosphate and nitrogen demand in fertilizer is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. The North American agricultural market is expected to have strong fall fertilizer demand which is expected to firm markets and support prices in the second half of 1997. As approximately 40 percent of the Company's phosphate and nitrogen gross margins comes from non-fertilizer markets, demand for these products will be affected by domestic economic growth. The optimistic outlook for continued strong domestic economic growth, if correct, supports the industrial markets and should translate into increased demand for the Company's upgraded products.

     Potash is expected to continue to perform well in both the domestic and offshore markets. The Company has introduced an increase of $6 per ton in the domestic market for mid-September following a strong spring season and previous price increases. China, India and Brazil are expected to continue buying potash. Lower offshore sales volumes in 1996 resulted in lower spot prices in Asian markets. The strong volumes so far in 1997 should result in higher prices going forward. Supply is tight on Canada's east coast where a competitor is currently shut down for an unknown duration due to mine flooding.

     The near-term outlook for phosphate pricing is expected to remain favourable as supply and demand are in reasonably good balance. Worldwide phosphoric acid capacity utilization remains historically high. India is importing MGA under a one-year record contract with major suppliers through early 1998. Subsidies in India have brought it back into the market for DAP and MGA. The government support for agriculture in China should continue to support good demand for DAP. This, combined with the demand in India, is expected to result in upward pricing pressure for DAP. The recent decline in ammonia input costs should translate into improved DAP margins. In North America, projected increased corn and wheat acreage is expected to support liquid and solid phosphate fertilizer sales. Prices should benefit.

     Market prices for nitrogen fertilizer are expected to come under some pressure as new capacity comes on stream. The urea market is influenced by China. Earlier in 1997, China stopped importing urea which had a negative effect on prices. It is unknown if China will reenter the urea market by year end. The low urea price realizations in the agricultural markets are expected to be offset to some degree by higher priced industrial markets for urea. The Company expects that its strategic plant locations and sales to industrial customers (both of which result in higher margins) and its favourable gas contracts in Trinidad will continue to provide positive urea margins. In ammonia, the strategic plant locations and favourable gas contracts will support margins. The strong domestic economic outlook should support industrial sales. Nitrogen solution prices are expected to remain below their record levels of one year ago. The Company is reducing solution production at Wilmington to maximize margins.

     U.S. farmers are expected to plant more wheat and corn in 1998 beginning with winter wheat this fall. This should support strong demand for all three nutrients. With record or near record yields in 1997, it is expected that there will be an increase in the need for fertilizer as farmers look to replenish depleted nutrient levels in the soil.

     PCS continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter over quarter comparative basis. Sulphur and ammonia prices have moderated and are expected to impact favourably upon phosphate processing input costs for 1997. The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. As the most flexible producer, the Company will continue to allocate its nitrogen and phosphate feed stock to production of the products with the best margins.

     Capital expenditures in 1997 will exceed those in 1996 primarily due to the acquired nitrogen operations. Plans for such expenditures are limited to sustaining capital.

     The narrative, included under this Management Discussion and Analysis, has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles (GAAP).

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PCS NITROGEN LEGAL MATTERS

LAKE CHARLES PLANT

     In connection with a 1992 incident at PCS Nitrogen's Lake Charles plant, the United States Occupational Safety and Health Administration ("OSHA") proposed penalties totaling $4.35 million, based on multiplying the base penalty for the alleged violation by the number of employees allegedly exposed in the incident. On February 19, 1997, an administrative law judge of the Occupational Safety and Health Review Commission issued a decision finding that PCS Nitrogen had committed a willful violation of the federal Occupational Safety and Health Act and assessing a penalty of $50,000. PCS Nitrogen has appealed the judge's decision. In another phase of the OSHA litigation, on April 28, 1997, the United States Court of Appeals for the Fifth Circuit held that OSHA may not multiply the penalty for the violation by the number of employees allegedly exposed in the incident. OSHA has not appealed that decision and it has become final. Therefore any civil penalty ultimately paid will be no more than $70,000, the maximum allowed under the Occupational Safety and Health Act for the alleged violation.

     In September 1996, PCS Nitrogen's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of PCS Nitrogen's liability insurance, have been finalized and approved by the court as to fairness. There remain three lawsuits pending in the United States District Court for the Western District of Louisiana against PCS Nitrogen arising from the incident, which were brought in July 1993 by former employees at the Lake Charles plant who allege that they were wrongfully terminated following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Company upon their resolution.

SHAREHOLDER LITIGATION

     Following announcement of Arcadian Corporation's proposed business combination with Freeport McMoRan Inc., five lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County on behalf of a purported class of all stockholders of Arcadian Corporation other than the defendants and their affiliates against Arcadian Corporation and some or all of its directors. PCS was named as an additional defendant in an amended complaint, but PCS was not served process. The amended complaint alleged generally that the defendants acted improperly in causing Arcadian Corporation to enter into the merger agreement with PCS and PCS Nitrogen, and seeks an injunction preventing the merger, unspecified monetary damages, and other relief.

     The defendants believe the lawsuit is without merit. Nevertheless, Arcadian Corporation and the other defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") with the plaintiffs providing for the conditional settlement of the litigation. In so doing, the defendants denied that they violated the law and agreed to settle the suit solely to eliminate the burden and expense of any further litigation relating to the merger. The Stipulation provides among other things that PCS will pay the fees and expenses, if any, awarded by the court to the plaintiffs' counsel, up to $450,000. The Stipulation also provides for, among other things, (a) the dismissal of all claims asserted in the lawsuit with prejudice; and (b) the release by the plaintiffs of any and all claims relating to the merger that they may have against the defendants and related persons. The consummation of the settlement is subject to certain conditions, including the approval of the Stipulation by the Delaware court. The court has scheduled a hearing for September 10, 1997 to determine whether the settlement should be approved.

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian Corporation, filed lawsuits against PCS in the United States District Court for the Western District of Tennessee. The complaints allege that PCS breached employment agreements between

Arcadian and the officers and breached the related assumption agreement among PCS, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages approximately in the amounts of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. Each complaint also seeks certain additional unspecified damages. The defendants have responded to the lawsuits. Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company.

PORT AUTHORITY PROCEEDINGS

     On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), PCS Nitrogen and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The lawsuit was removed to federal court in New Jersey. On February 7, 1997, the defendants filed a motion to dismiss the suit for failure to state a claim upon which relief could be granted. On July 29, 1997, the court requested the parties to brief the issue of the court's subject matter jurisdiction over the case. PCS Nitrogen expects that a ruling on the motion to dismiss will issue only after the court reviews the jurisdictional issue. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from PCS Nitrogen in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. PCS Nitrogen is unaware of any basis for liability and intends to vigorously defend the lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
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

 4(a)      Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 4, 1996, incorporated by reference to
           Exhibit 4(b) to the registrant's Form S-4 (File No. 333-17841).

 4(b)      Indenture dated as of June 16, 1997 between the registrant and The Bank of Nova
           Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) the registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
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

10(n)      Amended and Restated Agreement for Lease dated as of May 16, 1997, between Trinidad
           Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
10(o)      Amended and Restated Lease Agreement dated as of May 16, 1997, between Trinidad
           Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(p)      Amended and Restated Agreement for Lease dated as of May 16, 1997, between Nitrogen
           Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(q)      Amended and Restated Lease Agreement dated as of May 16, 1997, between Nitrogen
           Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(r)      Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between
           Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer
           Operations, Inc
10(s)      Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between
           Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer
           Operations, Inc.
10(t)      Agreement dated October 13, 1995 between the registrant and Charles E. Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form 10-K.
10(u)      Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Unaffiliated
           Directors, incorporated by reference Exhibit 4(a) to the registrant's Form S-8
           (File No. 333-19215) (the "Form S-8").
10(v)      Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers and Key
           Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.
10(w)      Short Term Incentive Plan of the registrant, as amended May 7, 1997.
10(x)      Long-Term Incentive Plan of the registrant, as amended May 7, 1997.
10(y)      Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for
           officers and key employees of the registrant, incorporated by reference to Exhibit
           10(o) to the 1995 Form 10-K.
10(z)      Supplemental Executive Retirement Plan of Arcadian Corporation (incorporated by reference to Exhibit 10.16 to the Arcadian S-4).
10(aa)     Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(bb)     Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to
           Exhibit 10(q) to the 1995 Form 10-K.
10(cc)     Employment Agreement between Arcadian Corporation and Gary E. Carlson, dated as of
           September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on Form 10-Q for the period ended March 31, 1997.
10(dd)     Deferred Compensation Plan, for certain officers of PCS Phosphate Company, Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.
10(ee)     Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate
           Company, Inc., incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.
10(ff)     Second Amended and Restated Membership Agreement dated January 1, 1995, among
           Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(gg)     International Agency Agreement dated January 1, 1995, between Phosphate Chemicals
           Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.)
           establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form
           10-K.
10(hh)     General Partnership Agreement forming Albright & Wilson Company, dated July 29,
           1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate
           Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to
           Exhibit 10(v) to the 1995 Form 10-K.

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
10(ii)     Royalty Agreement dated October 7, 1993, by and between the registrant and Rio
           Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(jj)     Amending Resolution and revised forms of agreement regarding Supplemental
           Retirement Income Plan of the registrant, incorporated by reference to Exhibit
           10(x) to the registrant's report on Form 10-Q for the quarterly period ended June
           30, 1996 (the "Second Quarter 1996 Form 10-Q").
10(kk)     Employment Agreement dated May 16, 1996, by and between PCS Phosphate Company, Inc.
           and Thomas J. Wright, incorporated by reference to Exhibit 10(y) to the Second
           Quarter 1996 Form 10-Q.
10(ll)     Shareholders Rights Agreement dated November 10, 1994, as amended on March 28,
           1995, and May 4, 1995, and approved the shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form 10-K.
11         Statement re Computation of Per Share Earnings.
27         Financial Data Schedule.

---------------

     (b) Reports on Form 8-K

     On May 16, 1997, the registrant amended its report on Form 8-K filed on March 20, 1997 regarding the merger of Arcadian Corporation with and into PCS Nitrogen, Inc., a wholly-owned subsidiary of the registrant.

     On June 11, 1997, the registrant filed a report on Form 8-K regarding the status of its proposed acquisition of 51 percent of the outstanding shares of Kali und Salz Beteiligungs AG.

     On June 18, 1997, the registrant filed a report on Form 8-K regarding its entry into a terms agreement relating to the sale by the registrant of its $400,000,000 aggregate principal amount 7.125% Notes due June 15, 2007.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Potash Corporation of Saskatchewan
                                          Inc.

July 31, 1997                                            By: /s/ JOHN L.M. HAMPTON
                                               ----------------------------------------------
                                                             John L.M. Hampton
                                                 Senior Vice President, General Counsel and
                                                                 Secretary

July 31, 1997                                            By: /s/ BARRY E. HUMPHREYS
                                               ----------------------------------------------
                                                             Barry E. Humphreys
                                                 Sr. Vice President, Finance and Treasurer
                                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
 3(i)      Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
 3(ii)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit
           3(ii) to the 1995 Form 10-K.
 4(a)      Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated October 4, 1996, incorporated by reference to
           Exhibit 4(b) to the registrant's Form S-4 (File No. 333-17841).
 4(b)      Indenture dated as of June 16, 1997 between the registrant and The Bank of Nova
           Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) the registrant's report on Form 8-K dated June 18, 1997.
10(a)      Suspension Agreement concerning Potassium Chloride from Canada dated January 7,
           1988, among U.S. Department of Commerce, Potash Corporation of Saskatchewan,
           International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada
           Potash Co.), Potash Company of America, a Division of Rio Algom Limited, S & P
           Canada, II (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited,
           Agent for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10 (a) to the registrant's Form F-1 (File No. 33-31303)
           (the "F-1 Registration Statement").
10(b)      Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash,
           Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical
           Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.
10(c)      Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21,
           1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd.,
           International Minerals and Chemical Corporation (Canada) Limited, PCS Sales,
           Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1
           Registration Statement.
10(d)      Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(e)      Agreement of Limited Partnership of Arcadian Fertilizer, L.P. (now PCS Nitrogen
           Fertilizer, L.P.) dated as of March 3, 1992 (form), and the related Certificate of
           Limited Partnership of Arcadian Fertilizer L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits
           3.1 and 3.2 to Arcadian Partners L.P.'s Registration Statement on Form S-1 (File
           No. 33-45828)).
10(f)      Geismar Complex Services Agreement dated June 4, 1984, between Allied Corporation and Arcadian Corporation (incorporated by reference to Exhibit 10.4 to Registration
           Statement on Form S-1 (Registration No. 33-34357)).
10(g)      PCS Sales -- Saskterra Special Canpotex Entitlement effective June 13, 1990, incorporated by reference to Exhibit 10(n) to the registrant's Form S-1 (File No.
           33-36283).
10(h)      Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.
10(i)      Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect
           October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)      Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between
           International Minerals and Chemical Corporation (Canada) Limited and the
           registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1
           Registration Statement.
10(k)      Agreement dated December 21, 1990, between International Minerals & Chemical
           Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated
           Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended
           December 31, 1990.

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
10(l)      Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian
           Ohio, L. P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L. P. ("First
           Amendment") (incorporated by reference to Exhibit 10.2 to Arcadian Partners L. P.'s current report on Form 8-K for the report event dated May 11, 1993 ("Partners
           5/11/93 Report"), except for the First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995
           ("Arcadian 10-K")).
10(m)      Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and
           Arcadian Ohio, L. P. (incorporated by reference to Exhibit 10.3 to the Partners
           05/11/93 Report).
10(n)      Amended and Restated Agreement for Lease dated as of May 16, 1997, between Trinidad
           Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(o)      Amended and Restated Lease Agreement dated as of May 16, 1997, between Trinidad
           Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(p)      Amended and Restated Agreement for Lease dated as of May 16, 1997, between Nitrogen
           Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(q)      Amended and Restated Lease Agreement dated as of May 16, 1997, between Nitrogen
           Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P.
10(r)      Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between
           Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer
           Operations, Inc
10(s)      Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between
           Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer
           Operations, Inc.
10(t)      Agreement dated October 13, 1995 between the registrant and Charles E. Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form 10-K.
10(u)      Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Unaffiliated
           Directors, incorporated by reference Exhibit 4(a) to the registrant's Form S-8
           (File No. 333-19215) (the "Form S-8").
10(v)      Potash Corporation of Saskatchewan Inc. Stock Option Plan -- Officers and Key
           Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.
10(w)      Short-Term Incentive Plan of the registrant, as amended May 7, 1997.
10(x)      Long-Term Incentive Plan of the registrant, as amended May 7, 1997.
10(y)      Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for
           officers and key employees of the registrant, incorporated by reference to Exhibit
           10(o) to the 1995 Form 10-K.
10(z)      Supplemental Executive Retirement Plan of Arcadian Corporation (incorporated by reference to Exhibit 10.16 to the Arcadian S-4).
10(aa)     Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(bb)     Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to
           Exhibit 10(q) to the 1995 Form 10-K.
10(cc)     Employment Agreement between Arcadian Corporation and Gary E. Carlson, dated as of
           September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on Form 10-Q for the period ended March 31, 1997.
10(dd)     Deferred Compensation Plan, for certain officers of PCS Phosphate Company, Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.
10(ee)     Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate
           Company, Inc., incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
10(ff)     Second Amended and Restated Membership Agreement dated January 1, 1995, among
           Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(gg)     International Agency Agreement dated January 1, 1995, between Phosphate Chemicals
           Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.)
           establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form
           10-K.
10(hh)     General Partnership Agreement forming Albright & Wilson Company, dated July 29,
           1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate
           Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to
           Exhibit 10(v) to the 1995 Form 10-K.
10(ii)     Royalty Agreement dated October 7, 1993, by and between the registrant and Rio
           Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(jj)     Amending Resolution and revised forms of agreement regarding Supplemental
           Retirement Income Plan of the registrant, incorporated by reference to Exhibit
           10(x) to the registrant's report on Form 10-Q for the quarterly period ended June
           30, 1996 (the "Second Quarter 1996 Form 10-Q").
10(kk)     Employment Agreement dated May 16, 1996, by and between PCS Phosphate Company, Inc.
           and Thomas J. Wright, incorporated by reference to Exhibit 10(y) to the Second
           Quarter 1996 Form 10-Q.
10(ll)     Shareholders Rights Agreement dated November 10, 1994, as amended on March 28,
           1995, and May 4, 1995, and approved the shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form 10-K.
11         Statement re Computation of Per Share Earnings.
27         Financial Data Schedule.