Form 10-Q/A
period 1997-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-08-14
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q/A
                       AMENDMENT NO. 1

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As at July 31, 1997 53,705,118 Common Shares.

PART II. OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)On May 8, 1997, the Company held an annual meeting (the "Meeting") of its shareholders.

(c) At the Meeting, the Company's shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.
                                                 FOR       WITHHELD
Isabel Anderson.............................  41,050,985    84,785
Douglas J. Bourne...........................  41,050,943    84,827
Charles E. Childers.........................  40,706,620   429,150
Denis J. Cote...............................  41,051,721    84,049
William J. Doyle............................  41,050,494    85,276
Willard Z. Estey Q.C........................  41,051,083    84,687
Dallas Howe.................................  41,051,682    84,088
James F. Lardner............................  41,050,963    84,807
Donald E. Phillips..........................  41,051,674    84,096
Paul J. Schoenals...........................  41,049,776    85,994
Darryl K. Seaman............................  41,051,242    84,528
E. Robert Stromberg Q.C.....................  41,051,412    84,358
Jack G. Vicq................................  41,051,673    84,097
Barrie A. Wigmore...........................  41,051,544    84,226
Paul S. Wise................................  41,051,141    84,629

     The Company's shareholders also voted upon the appointment of the firm of Deloitte & Touche, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's shareholders. The results of the vote were: 41,060,939 shares for, 34,176 shares against and 44,719 shares abstained.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Potash Corporation of Saskatchewan Inc.


August 13, 1997               By:/s/John L.M. Hampton
                              John L.M. Hampton
                              Senior Vice President, General Counsel
                              and Secretary


August 13, 1997               By:/s/Barry E. Humphreys
                              Barry E. Humphreys
                              Sr. Vice President, Finance and Treasurer
                              (Principal Financial and Accounting Officer)