Form 10-Q
period 1997-09-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1997-11-13
CIK 855931

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number 1-10351
                                               -------



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



                               306 - 933 - 8500
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                              -------   --------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS AT OCTOBER 31, 1997
                                                           ----------
53,763,183 COMMON SHARES.
           -------------

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (in thousands of U.S. dollars)
                                  (unaudited)

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                            1997         1996          1997         1996
                                          ---------------------    ------------------------
Net sales................................  $573,773   $ 342,148    $1,715,255   $1,061,388

Cost of goods sold.......................   424,307     252,264     1,266,610      773,787
                                          ---------   ---------    ----------   ----------
GROSS MARGIN.............................   149,466      89,884       448,645      287,601
                                          ---------   ---------    ----------   ----------

Selling and administrative...............    25,580      15,440        72,769       44,662

Provincial mining and other taxes........    20,574       8,596        45,543       29,497

Other income.............................    (5,539)       (570)      (23,745)     (14,464)
                                          ---------   ---------    ----------   ----------
                                             40,615      23,466        94,567       59,695
                                          ---------   ---------    ----------   ----------
OPERATING INCOME.........................   108,851      66,418       354,078      227,906

INTEREST EXPENSE.........................    22,749      11,038        60,127       36,784
                                          ---------   ---------    ----------   ----------
INCOME BEFORE INCOME TAXES...............    86,102      55,380       293,951      191,122

INCOME TAXES.............................    14,684       8,608        69,188       28,274
                                          ---------   ---------    ----------   ----------
NET INCOME...............................  $ 71,418    $ 46,772       224,763      162,848
                                          =========   =========

RETAINED EARNINGS, BEGINNING OF PERIOD...                             438,526      277,689

DIVIDENDS................................                             (41,738)     (35,816)
                                                                   ----------   ----------
RETAINED EARNINGS, END OF PERIOD.........                          $  621,551   $  404,721
                                          =========   =========    ==========   ==========
NET INCOME PER SHARE (NOTE 4)............     $1.33       $1.03         $4.34        $3.58
                                          =========   =========    ==========   ==========
DIVIDENDS PER SHARE (NOTE 5).............     $0.26       $0.26         $0.78        $0.79
                                          =========   =========    ==========   ==========

              (See Notes to the Consolidated Financial Statements)

                                     -I-1-

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997          1996
                                                    -------------   ------------
                                                     (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.........................    $   74,198    $      ---
  Accounts receivable...............................       331,320       230,778
  Inventories (Note 3)..............................       365,573       219,433
  Prepaid expenses..................................        26,647        16,748
                                                        ----------    ----------
                                                           797,738       466,959
Property, plant and equipment.......................     2,969,692     1,978,692
Goodwill............................................       513,891         1,686
Other assets                                               114,648        47,050
                                                        ----------    ----------
                                                        $4,395,969    $2,494,387
                                                        ==========    ==========
LIABILITIES
Current Liabilities
  Bank Indebtedness.................................    $      ---    $    6,330
  Short-term debt...................................       140,000           ---
  Accounts payable and accrued charges..............       337,396       180,008
  Current portion of long-term debt.................           ---         1,520
  Current obligations under capital leases..........           300           300
                                                        ----------    ----------
                                                           477,696       188,158
Long-term debt......................................     1,174,700       618,800
Obligations under capital leases....................           942         1,163
Deferred income tax liability.......................       297,946        28,480
Accrued post-retirement/post-employment benefits....       122,634        95,460
Accrued reclamation costs...........................       140,892       146,512
Other non-current liabilities and deferred credits..        15,695        10,318
                                                        ----------    ----------
                                                         2,230,505     1,088,891
                                                        ----------    ----------
SHAREHOLDERS' EQUITY
Share Capital.......................................     1,207,427       630,484
Contributed Surplus.................................       336,486       336,486
Retained Earnings...................................       621,551       438,526
                                                        ----------    ----------
                                                         2,165,464     1,405,496
                                                        ----------    ----------
                                                        $4,395,969    $2,494,387
                                                        ==========    ==========

              (See Notes to the Consolidated Financial Statements)


                                     -I-2-

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                          1997        1996
                                                                      ----------   ----------
Operating Activities
Net income                                                            $   224,763   $ 162,848
Items not affecting cash
  Depreciation and amortization                                           122,661      67,242
  (Gain) loss on disposal of property, plant and equipment                 (1,368)        786
  Provision for deferred income taxes                                      34,357      14,735
  Provision for post-retirement/post-employment benefits                    4,933       6,472
                                                                      -----------   ---------
                                                                          385,346     252,083

Changes in non-cash operating working capital
     Accounts receivable                                                   44,777      48,078
     Inventories                                                           10,564      29,619
     Prepaid expenses                                                      (2,331)     (1,860)
     Accounts payable and accrued charges                                 (64,571)    (48,604)
Accrued reclamation costs                                                  (5,620)     (3,147)
Other non-current liabilities and deferred credits                         (7,718)     (8,477)
                                                                      -----------   ---------
Cash provided by operating activities                                     360,447     267,692
                                                                      -----------   ---------
Investing Activities
Acquisition of Arcadian Corporation (Note 2)                           (1,039,858)        ---
Additions to property, plant and equipment                                (87,126)    (37,101)
Proceeds on disposal of property, plant and equipment                       8,597      22,285
(Additions to) disposals of other assets                                  (15,470)        309
                                                                      -----------   ---------
Cash used in investing activities                                      (1,133,857)    (14,507)
                                                                      -----------   ---------
Cash (deficiency) before financing activities                            (773,410)    253,185
                                                                      -----------   ---------
Financing Activities
Proceeds from (repayment of) long-term obligations                        553,259    (151,586)
Proceeds from short-term debt                                             140,000         ---
Repayment of note payable                                                (374,526)        ---
Dividends                                                                 (41,738)    (35,816)
Issuance of shares                                                        576,943       2,254
                                                                      -----------   ---------
Cash provided by (used in) financing activities                           853,938    (185,148)
                                                                      -----------   ---------
Increase in Cash                                                           80,528      68,037
(Bank Indebtedness) Cash and Cash Equivalents, Beginning of Period         (6,330)     40,497
                                                                      -----------   ---------
Cash and Cash Equivalents, End of Period                              $    74,198   $ 108,534
                                                                      -----------   ---------
Supplemental cash flow disclosure
     Interest paid                                                    $    48,564   $  39,091
     Income taxes paid                                                $    39,436   $  24,419
                                                                      -----------   ---------

              (See Notes to the Consolidated Financial Statements)

                                     -I-3-

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

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its operating subsidiaries (the "Company" except to the extent the context otherwise requires):

     - PCS Sales (Canada) Inc.
       - PCS Sales (Iowa), Inc.
       - PCS Sales (Indiana), Inc.
       - Potash Corporation of Saskatchewan (Florida) Inc.
     - Potash Corporation of Saskatchewan Transport Limited
     - PCS Sales (USA), Inc.
     - PCS Phosphate Company, Inc. (PCS Phosphate)
       - Albright & Wilson Company (proportionately consolidated)
     - White Springs Agricultural Chemicals, Inc.
     - PCS Nitrogen, Inc. (PCS Nitrogen)

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

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Nitrogen have been included in the consolidated financial statements from March 7, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of $519,826 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     Net assets acquired were:
         Working capital.......................................... $  177,894
         Fixed assets and other assets............................  1,074,984
         Goodwill.................................................    519,826
                                                                   ----------
                                                                    1,772,704
         Long-term debt and other long-term liabilities...........    644,281
                                                                   ----------

         Net assets acquired......................................  1,128,423
         Less:  Cash acquired.....................................     88,565
                                                                   ----------
         Net acquisition cost..................................... $1,039,858
                                                                   ==========

      The following unaudited pro forma financial information presents the combined results of operations of the Company and PCS Nitrogen as if the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, decreased interest expense and interest income due to debt retired in connection with the acquisition, and

                                     -I-4-
      related income tax effects.

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


                                                 Nine Months Ended September 30

                                                   1997                  1996
                                                ----------           ----------
                                                     (unaudited pro forma)
     Net sales                                  $1,877,311           $1,919,920
     Operating income                              384,424              430,777
     Net income                                    240,274              265,213
     Net income per share                            $4.52                $4.95

3.  INVENTORIES

                                               September 30,         December 31,
                                                   1997                 1996
                                               -------------        -------------
     Finished product                          $     152,417        $      93,717
     Materials and supplies                          113,356               73,912
     Raw materials                                    47,670               29,917
     Work in process                                  52,130               21,887
                                               -------------        -------------
                                               $     365,573        $     219,433
                                               =============        =============

4.  EARNINGS PER SHARE

    Earnings per share for the year-to-date are calculated on the weighted average shares issued and outstanding during the nine months ended September 30, 1997 of 51,765,000 (1996 - 45,525,000). The weighted average shares issued and outstanding during the third quarter of 1997 were 53,724,000 (1996 - 45,525,000).

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

    Gains or losses resulting from changes in the fair value of hedging transactions which have not yet been settled are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases. Gains or losses arising from settled hedging transactions are

                                     -I-5-
    deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. The Company regularly evaluates its unrecognized or deferred gains and losses on these derivatives from a net realizable value of inventory perspective and establishes appropriate reserves, if necessary.

7.  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

    A description of the accounting principles which differ significantly in certain respects from generally accepted accounting principles in the United States (US GAAP) follows:

    Earnings per share: In computing primary earnings per share, under US GAAP, stock options are included in the calculation to the extent that they are exercisable.

    Deferred income taxes: Deferred tax assets have been recognized only to the extent of reducing deferred tax liabilities. US GAAP would require that deferred tax assets be recorded when their realization is more likely than not.

    Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of sales and transportation and distribution expenses be included in selling and administrative expenses.

    The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders' equity:

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30                     September 30
                                                               1997           1996              1997           1996
                                                           -----------    -----------        -----------    -----------
Net income as reported in the consolidated
  statements of income and retained earnings               $    71,418    $    46,772        $   224,763    $   162,848

  Item decreasing reported net income

  Deferred income taxes                                          8,176          1,435             12,468          5,753
                                                           -----------    -----------        -----------    -----------

  Approximate net income - US GAAP                         $    63,242    $    45,337        $   212,295    $   157,095
                                                           ===========    ===========        ===========    ===========
Weighted average shares outstanding - US GAAP               54,206,000     46,028,000         52,281,000     45,989,000
                                                           ===========    ===========        ===========    ===========
Net income per share - US GAAP                             $      1.17    $      0.98        $      4.06    $      3.42
                                                           ===========    ===========        ===========    ===========

                                                                                            September 30,   December 31,
                                                                                                1997           1996
                                                                                             -----------    -----------
Total assets as reported in the consolidated statements of financial
 position                                                                                    $ 4,395,969    $ 2,494,387

Item increasing reported total assets

Deferred income tax asset                                                                          3,269         15,727
                                                                                             -----------    -----------
Approximate total assets - US GAAP                                                           $ 4,399,228    $ 2,510,114
                                                                                             ===========    ===========
Shareholders' equity as reported in the consolidated statements of
financial position                                                                           $ 2,165,464    $ 1,405,496

Item (decreasing) increasing reported shareholders' equity

Deferred income taxes                                                                             (1,086)        11,382
                                                                                             -----------    -----------
Approximate shareholders' equity - US GAAP                                                   $ 2,164,378    $ 1,416,878
                                                                                             ===========    ===========

                                     -I-6-

8.  COMPARATIVE FIGURES

    Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first nine months of 1996 do not include the operations of PCS Nitrogen (formerly Arcadian Corporation) acquired March 6, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

O V E R V I E W

With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen, Inc. (formerly Arcadian Corporation). Phosphate data for 1997 includes phosphate produced by the Geismar operation acquired as part of the acquisition of PCS Nitrogen, Inc.

THIRD QUARTER
Net sales revenue and net income for the three months ended September 30, 1997 improved 68 percent and 53 percent, respectively, over the same period in 1996. Net income for the three months ended September 30, 1997, was $71.4 million (1996 - $46.8 million) on net sales of $573.8 million (1996 - $342.1 million), or $1.33 per share (1996 - $1.03 per share). For the third quarter of 1997, gross margin and operating income were $149.5 million and $108.9 million, respectively, compared to a gross margin of $89.9 million and an operating income of $66.4 million for the same period in 1996 (increases of 66 percent and 64 percent, respectively).

For the three months ended September 30, 1997, North American and offshore net sales revenue were $407.9 million (1996 - $202.9 million) and $165.9 million (1996 - $139.2 million), respectively. North American net sales revenue represented 71 percent (1996 - 59 percent) of total net sales revenue, whereas offshore sales represented 29 percent of net sales revenue (1996 - 41 percent).

Net sales revenue for the third quarter of 1997 was $573.8 million, an increase of $231.7 million or 68 percent over the same period in 1996. Potash, phosphate and nitrogen net sales revenue for the quarter ended September 30, 1997 were $123.1 million (1996 - $101.6 million), $235.2 million (1996 - $217.4 million), and $215.5 million (1996 - $23.1 million) respectively.

Gross margins for the third quarter of 1997 increased $59.6 million or 66 percent over the same quarter in 1996. Gross margin for potash was $68.0 million, an increase of $24.2 million when compared to the same quarter of 1996. Gross margin for phosphate was $51.8 million, an increase of $6.1 million when compared to the third quarter of 1996. Gross margin for nitrogen products was $29.7 million.

The increase in net income of $24.6 million when comparing the third quarters of 1997 and 1996 is attributable to: potash sales volumes increasing 10 percent and the gross margin increasing 55 percent; industrial phosphate volumes increasing 113 percent, resulting in a 13 percent increase in phosphate gross margin; and
a $29.7 million gross margin contribution by nitrogen. These increases in gross margin were offset by: additional nitrogen selling and administrative expenses of $8.9 million (including amortization of goodwill); $12.0 million of additional potash mining taxes relating primarily to an adjustment in the expected annual tax based on revised sales projections; $11.7 million additional interest expense relating primarily to the acquisition of the nitrogen operations and a $6.1 million increase in the provision for income taxes.

YEAR TO DATE
Net sales and net income for the nine months ended September 30, 1997 improved 62 percent and 38 percent, respectively, over the same period in 1996. Net income for the nine months ended September 30, 1997 was $224.8 million (1996 - $162.8 million) on net sales of $1,715.3 million (1996 - $1,061.4 million), or $4.34 per share (1996 - $3.58 per share). For the first nine months of 1997, gross margin and operating income were $448.6 million and $354.1 million, respectively, compared to a gross margin of $287.6 million and operating income of $227.9 million for the same period in 1996 (increases of 56 percent and 55 percent, respectively).

For the nine months ended September 30, 1997, North American and offshore net sales revenue were

                                     -I-7-

$1,237.0 million (1996 $638.2 million) and $478.3 million (1996 - $423.2 million), respectively. North American net sales revenue represented 72 percent (1996 - 60 percent) of total net sales revenue, whereas offshore sales represented 28 percent of net sales revenue (1996 - 40 percent).

Potash, phosphate and nitrogen net sales revenue for the first nine months of 1997 was $367.4 million (1996 - $309.4 million), $705.8 million (1996 - $663.5 million), and $642.1 million (1996 - $88.5 million), respectively.

Gross margins for the first nine months of 1997 increased $161.0 million or 56 percent over the same period in 1996. Gross margin for potash products was $178.3 million, an increase of $36.4 million when compared to the first nine months of 1996. Gross margin for phosphate products was $145.7 million, an increase of $2.1 million when compared to the first nine months of 1996. Gross margin for nitrogen products was $124.6 million.

The increase in net income of $61.9 million when comparing the first nine months of 1997 with the first nine months of 1996 is attributable to: a 16 percent increase in potash sales volumes; a 26 percent increase in the potash gross margin and a $124.6 million gross margin contributed by nitrogen. These increases in gross margin were offset by: $22.2 million of nitrogen selling and administrative expense (including amortization of goodwill); a $16.0 million increase in potash mining taxes; a $23.3 million increase in interest expense relating to the acquisition of the nitrogen operations and a $40.9 million increase in the provision for income taxes.

POTASH REVENUE

THIRD QUARTER
Potash net sales revenue for the quarter ended September 30, 1997 increased by $21.5 million or 21 percent as compared to the same period in 1996 (1997 - $123.1 million; 1996 - $101.6 million). Potash net sales revenue represented 21 percent of consolidated net sales revenue. The Company sold 1.578 million tonnes of potash in the third quarter of 1997, compared to 1.437 million tonnes sold in the same period last year, an increase of 0.141 million tonnes or 10 percent. Potash prices overall increased by 10 percent for the third quarter of 1997 when compared to the third quarter of 1996. The gross margin for potash products was $68.0 million (1996 - $43.8 million) or 45 percent of the consolidated gross margin.

In the third quarter of 1997, North American potash sales volumes decreased 4 percent and offshore potash sales volumes increased 25 percent over the same period in 1996. Prices in the North American market were up 22 percent while offshore prices were flat. Comparisons to the third quarter of 1996 are affected by sales to a competitor which occurred in that quarter.

North American net sales revenue from potash operations represented 41 percent of the potash net sales revenue of the Company during the third quarter of 1997 (1996 - 42 percent). In the third quarter of 1997, the decrease in North American potash sales volumes and the increase in North American prices resulted in a $7.4 million increase in North American potash net sales revenue over the same period in 1996. North American potash sales volumes for the third quarter of 1997 decreased 0.03 million tonnes (1997 - 0.715 million tonnes; 1996 - 0.745 million tonnes) compared to the third quarter of 1996.

In the third quarter of 1997, offshore net sales revenue from potash operations represented 59 percent of net potash sales revenue of the Company (1996 - 58 percent). In the third quarter of 1997, the increase in offshore sales volumes resulted in a $14.1 million increase in offshore potash net sales revenue over the same period in 1996. In the offshore market, the Company sold 0.863 million potash tonnes during the third quarter of 1997 (1996 - 0.691 million tonnes), an increase of 25 percent. Of the 0.863 million tonnes, 0.744 million tonnes were sold through Canpotex and the remaining 0.119 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets by PCS Sales.

Potash net sales revenue for the first nine months of 1997 increased by $58.0 million or 19 percent as compared to the first nine months of 1996 (1997 - $367.4 million; 1996 $309.4 million). The Company sold 5.011 million tonnes of potash in the first nine months of 1997, compared to 4.324 million tonnes sold in the same period last year, an increase of 0.687 million tonnes or 16 percent. Potash prices overall increased marginally in the first nine months of 1997 as compared to the first nine months of 1996.

YEAR TO DATE
In the first nine months of 1997, North American and offshore potash sales volumes increased 9 percent and 22 percent, respectively, over the same period in 1996. Potash prices decreased 4 percent in the offshore


                                     -I-8-
market; however, price increases of 11 percent were realized in the domestic market. Comparisons to 1996 are affected by sales to another producer.

North American net sales revenue from potash operations represented 41 percent of the potash net sales revenue of the Company during this year's first nine months. In the first nine months of 1997, the increase in North American potash sales volumes and an increase in North American prices resulted in a $26.4 million increase in North American potash net sales revenue over the same period in 1996. North American potash sales volumes for the first nine months of 1997 increased 0.187 million tonnes (1997 - 2.253 million tonnes; 1996 - 2.066 million tonnes).

In the first nine months of 1997, offshore net sales revenue from potash operations represented 59 percent of potash net sales revenue of the Company.
In the first nine months of 1997, the increase in offshore sales volumes and the decrease in overall offshore selling price resulted in a $31.6 million increase in offshore potash net sales revenue over the same period in 1996. In the offshore market, the Company sold 2.758 million potash tonnes during the first nine months of 1997 (1996 - 2.257 million tonnes), an increase of 22 percent.
Of the 2.758 million tonnes, 2.237 million tonnes were sold through Canpotex and the remaining 0.521 million tonnes were produced by PCS New Brunswick and sold and delivered to offshore markets by PCS Sales.

PHOSPHATE REVENUE
The acquired Geismar operation increased P2O5 production, liquid and industrial sales both for the quarter and on a year to date basis.

THIRD QUARTER
Phosphate net sales revenue for the three months ended September 30, 1997 was $235.2 million representing 41 percent of the consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphate fertilizer $65.4 million (28 percent); solid phosphate fertilizers $91.2 million (39 percent); animal feed $45.6 million (19 percent) and industrial products $33.0 million (14 percent). For the same quarter of 1996 net sales revenue was $217.4 million; liquid phosphate fertilizer $57.4 million (26 percent); solid phosphate fertilizer $94.3 million (43 percent); animal feed $44.0 million (20 percent); industrial products $19.6 million (9 percent) and phosphate rock $2.1 million (2 percent). Gross margin for phosphate products was $51.8 million (1996 - $45.7 million) or 35 percent of consolidated gross margin.

Third quarter net sales revenue from liquid and solid fertilizers was $156.6 million (1996 - $151.7 million) with sales volumes of 0.814 million tonnes
(1996 - 0.783 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 39 percent (1996 - 43 percent) or $91.2 million (1996 - $94.3 million) of the total phosphate net sales revenue. Liquid fertilizer prices were flat but volumes increased by 13 percent, resulting in additional net sales revenue of $8.0 million over the third quarter of 1996. Solid phosphate fertilizer prices and volumes changed only marginally as compared to the third quarter of 1996.

Net sales revenue from animal feed and industrial products during the third quarter was $78.6 million (1996 - $63.6 million) with sales volumes of 0.279 million tonnes (1996 - 0.223 million tonnes). Animal feed prices and volumes were flat as compared to the third quarter of 1996. Industrial product prices declined by 21 percent; however, volumes increased by 113 percent. The result was additional net sales revenue of $13.4 million. Gross margin provided by feed and industrial products increased by 25 percent over the same period a year ago.

YEAR TO DATE
Phosphate net sales revenue for the nine months ended September 30, 1997 was $705.8 million representing 41 percent of the consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphate fertilizer $201.0 million (28 percent); solid phosphate fertilizer $272.1 million (39 percent); animal feed $140.2 million (20 percent); industrial products $91.2 million (13 percent) and phosphate rock $1.3 million. For the same nine months of 1996 net sales revenue was $663.5 million; liquid phosphate fertilizer $176.0 million (27 percent); solid phosphate fertilizer $286.4 million (43 percent); animal feed $134.9 million (20 percent); industrial products $60.8 million (9 percent) and phosphate rock $5.4 million. Gross margin for phosphate was $145.7 million (1996 - $143.6 million) or 32 percent of consolidated gross margin.

For the nine months ended September 30, 1997 net sales revenue from liquid and solid fertilizers was $473.1 million (1996 - $462.4 million) with sales volumes of 2.435 million tonnes (1996 - 2.313 million tonnes). Solid phosphate fertilizer (substantially all DAP) accounted for 39 percent (1996 - 43 percent) or $272.1 million

                                     -I-9-

(1996 - $286.4 million) of the total phosphate net sales revenue. Compared to the first nine months of 1996 the Company received higher prices for most of its phosphate products (with the exception of DAP and industrial products, the latter due to product mix). Liquid fertilizer prices increased by 6 percent and sales volumes increased by 8 percent, resulting in additional net sales revenue of $25.0 million over the first nine months of 1996. Solid phosphate fertilizer prices declined 8 percent as compared to the first nine months of 1996. However, this was partially offset by a volume increase of 3 percent resulting in a reduction of net sales revenue of $14.3 million compared to the first nine months of 1996.

Net sales revenue from animal feed and industrial products during the first nine months was $231.4 million (1996 - $195.7 million) with sales volumes of 0.825 million tonnes (1996 - 0.741 million tonnes). Animal feed prices increased 7 percent and volumes decreased 3 percent as compared to the first nine months of 1996. This resulted in additional net sales revenue of $5.3 million. Industrial product prices declined by 5 percent while sales volumes increased by 58 percent. The result was additional net sales revenue of $30.4 million. Gross margin provided by feed and industrial products increased by 33 percent over the same period a year ago.

NITROGEN REVENUE

THIRD QUARTER
During the third quarter of 1997 nitrogen net sales revenue was $215.5 million. Net sales revenue includes $57.8 million of purchased nitrogen products. Manufactured nitrogen net sales revenue for the three months ended September 30, 1997 was $157.7 million. The distribution of this revenue was as follows: ammonia $46.0 million (29 percent); urea $53.1 million (34 percent); nitrogen solutions $26.2 million (17 percent) and other nitrogen products $32.4 million (20 percent). Gross margin for nitrogen products was $29.7 million.

For the three months ended September 30, 1997 sales tonnes for manufactured nitrogen products were as follows: ammonia 0.273 million tonnes; urea 0.335 million tonnes; nitrogen solutions 0.311 million tonnes and other nitrogen products 0.255 million tonnes. Purchased nitrogen products sales tonnes for the three months ended September 30, 1997 were 0.345 million tonnes.

YEAR TO DATE
From the date of acquisition, nitrogen net sales revenue was $642.1 million.
Net sales revenue includes $155.4 million of purchased nitrogen products for resale. The overall gross margin was impacted negatively by reductions in volumes and sales prices. Manufactured nitrogen net sales revenue for the seven months ended September 30, 1997 was $486.7 million. The distribution of this revenue was as follows: ammonia $134.7 million (28 percent); urea $153.2 million (31 percent); nitrogen solutions $112.8 million (23 percent) and other nitrogen products $86.0 million (18 percent). Gross margin for nitrogen products was $124.6 million.

From the date of acquisition, sales tonnes for manufactured nitrogen products were as follows: ammonia 0.745 million tonnes; urea 0.876 million tonnes; nitrogen solutions 1.124 million tonnes and other nitrogen products 0.650 million tonnes. Purchased nitrogen products sales tonnes for the seven months ended September 30, 1997 were 0.864 million tonnes.

Limited imports of urea into China has resulted in pricing pressures in the rest of the world, however, the Company continues to sell the majority of its North American urea production to the more stable industrial market. In addition, the Company's U.S. mid-west urea prices have not declined as much as U.S. gulf urea prices. Ammonia prices have declined since the acquisition, but results were supported by the Company's strategic plant locations in North America and its favorable gas contracts in Trinidad.

COST OF GOODS SOLD

THIRD QUARTER
During the third quarter of 1997 the Company produced 1.297 million potassium chloride (KCL) tonnes, a 72 percent increase from the 0.755 tonnes produced in
the third quarter of 1996.   During the third quarter of 1997 the Company
produced 0.599 million phosphoric acid (P2O5) tonnes (1996 - 0.533 million tonnes), an increase of 12 percent (due to the acquisition of the Geismar operations). Nitrogen production during the third quarter of 1997 was
0.722 million nitrogen (N) tonnes.

Potash unit cost of sales were decreased by 9 percent due primarily to higher production volumes and fewer shutdown weeks in the third quarter of 1997 compared to the same period in 1996.

                                    -I-10-

Phosphate unit cost of sales during the third quarter of 1997 decreased marginally for solid and liquid fertilizers and for feed products compared to the same period in 1996. The unit cost of sales of industrial products decreased 18 percent as compared to the same period in 1996 due to changes in product mix. The input cost of sulfur increased and ammonia decreased as compared to the same period in 1996.

The per unit natural gas cost included in PCS Nitrogen's cost of sales increased approximately 4 percent from the same period in 1996.

Depreciation and amortization expense for the third quarter of 1997 was $44.7 million compared to $21.1 million in 1996, an increase of $23.6 million or 112 percent. The increase is largely attributable to additional depreciation and amortization of $20.2 million from the acquired nitrogen operations.

YEAR TO DATE
For the nine months ended September 30, 1997, the Company produced 4.636 million potassium chloride (KCL) tonnes, compared to 3.965 million tonnes in the first nine months of 1996, an increase of 0.671 million tonnes (17 percent). For the nine months ended September 30, 1997, the Company produced 1.720 million phosphoric acid (P205) tonnes from its phosphate operations, compared to 1.553 million tonnes in 1996, an increase of 0.167 million tonnes (due to the acquisition of the Geismar operations). From the date of acquisition, nitrogen production was 1.685 million N tonnes.

Potash unit cost of sales decreased by 3 percent in the first nine months of 1997 compared to the same period in 1996 due primarily to higher production volumes and fewer shutdown weeks.

Phosphate unit cost of sales in the first nine months of 1997 decreased by 3 percent for feed products as compared to the same period in the prior year. However, this was offset by increases of 6 percent and 2 percent in the unit cost of sales of liquid fertilizer and industrial products, respectively. These increased costs, which were primarily caused by increased rock costs as a result of excessive moisture in the overburden at Aurora, were reduced in the third quarter when compared to the first quarter of 1997. The unit cost of sales of solid fertilizer remained unchanged during the first nine months of 1997 as compared to the same period in 1996. The input cost of sulfur decreased and ammonia was flat as compared to the same period in 1996.

In nitrogen, U.S. natural gas market prices have increased since the date of acquisition; however, PCS Nitrogen, through its natural gas hedging program and favorable gas contracts in Trinidad, has kept its per unit natural gas cost relatively flat. The per unit natural gas cost included in PCS Nitrogen's cost of sales increased approximately 4 percent from the same period in 1996.

Depreciation and amortization expense for the first nine months of 1997 was $122.7 million compared to $67.2 million in 1996, an increase of $55.5 million or 83 percent. The increase is largely attributable to $47.3 million additional depreciation and amortization from the acquired nitrogen operations.

SELLING AND ADMINISTRATIVE
Selling and administrative expenses during the third quarter of 1997 were $25.6 million as compared to $15.4 million in 1996, an increase of $10.2 million (which includes amortization of goodwill). During the first nine months of 1997, selling and administrative expenses were $72.8 million as compared to $44.7 million in 1996, an increase of $28.1 million (which includes amortization of goodwill). The increases are attributable to the acquisition of PCS Nitrogen and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES
Saskatchewan's potash production tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

For the third quarter of 1997, Saskatchewan provincial mining and other taxes were $20.6 million as compared to $8.6 million in the third quarter of 1996, an increase of $12.0 million. Potash production tax for the third quarter of 1997 was $16.3 million compared to $5.6 million in the same period in 1996, an increase of $10.7 million. Corporate capital tax was $4.3 million in the third quarter ended September 30, 1997 compared to $3.0 million in the same period in 1996, an increase of $1.3 million. For the first nine months of 1997, Saskatchewan provincial mining and other taxes were $45.5 million as compared to $29.5 million in the first nine months of 1996, an increase of $16.0 million. Potash production tax for the first nine months of 1997

                                    -I-11-
was $33.1 million compared to $19.8 million in the same period in 1996, an
increase of  $13.3 million.   The increase in potash production tax includes an
adjustment in the expected annual tax based on revised sales projections. Corporate capital tax was $12.3 million in the nine months ended September 30, 1997 compared to $9.7 million in the same period in 1996, an increase of $2.6 million.

INTEREST EXPENSE
For the third quarter of 1997, interest expense was $22.7 million as compared to $11.0 million in the same period in 1996. For the first nine months of 1997, interest expense was $60.1 million as compared to $36.8 million in the same period in 1996. The 1997 amounts include interest on the debt incurred with the acquisition of PCS Nitrogen in March.

INCOME TAXES
Income taxes in the third quarter of 1997 were $14.7 million, compared to $8.6 million in the same period of 1996, an increase of $6.1 million. Income taxes in the first nine months of 1997 were $69.2 million, compared to $28.3 million in the same period of 1996, an increase of $40.9 million. The increase is largely attributable to an increase in deferred income tax relating to the Company's acquired nitrogen operations and an increase in U.S. withholding taxes. The tax rate applicable to the U.S. operations for the first nine months of 1997 is approximately 27 percent of income before taxes. This rate for 1996 was approximately 21 percent of income before taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW
Working capital for the first nine months of 1997 increased by $41.2 million. Cash flow from operations was $360.4 million. Quick and current ratios were
 .85 and 1.67 at September 30, 1997, respectively. The Company paid down its long-term debt by $256.7 million (of which $255.0 million was voluntary) and paid dividends of $41.7 million. At the end of the first nine months of 1997, the debt to capital ratio was at 38 percent and the interest coverage ratio was
5.9 to 1. The net debt to market capitalization at September 30, 1997 was 26 percent.

OUTLOOK
The statements in this "Management Discussion and Analysis" in this "Outlook" section, relating to the period after September 30, 1997, are forward-looking statements subject to uncertainties. The Company's financial performance continues to be affected by fertilizer prices tied to the worldwide state of supply and demand for potash, phosphate and nitrogen products, agricultural commodity prices, government assistance programs, weather conditions, exchange rates and trade policies of producing and consuming nations which, among other things, are influenced by domestic political conditions. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shift from one period to another.

The rising world population and the demand for better diets in developing nations will continue to drive consumption for fertilizer products over the long-term. Over the short-term, there should be increased fertilizer usage over the next few years as world grain stocks are historically low, and governments around the world focus on food production. The Company expects to be an important supplier to these markets. While the consumption trend line is expected to continue to climb over the long-term, there will be, at times, fluctuations in demand.

North American fertilizer demand is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. The North American agricultural market is expected to have strong fall fertilizer demand which is expected to firm markets and support prices in the fourth quarter of 1997. On a year-to-date basis approximately 50 percent of the Company's phosphate and nitrogen gross margins comes from non-fertilizer markets. The demand for these products will be affected by domestic economic growth. The optimistic outlook for continued strong domestic economic growth, if correct, supports the industrial markets and should translate into increased demand for the Company's upgraded products. In the phosphate feed industry demand has improved, reflecting positive livestock markets.

Potash is expected to continue to perform well in both the domestic and offshore markets. The Company introduced a price increase of $6 per short ton in the domestic market in mid-September which appears to be holding. An additional $3 per short ton increase was announced at the end of October. With an early U.S. grain harvest, a tightening of supply and ongoing solid farm economics, good sales volumes in the fall fertilizer application season are expected. Although export prices are down from a year ago the strong offshore volumes so far in 1997 have resulted in an

                                    -I-12-
upward trend in price which is expected to continue. In addition, Canpotex and International Potash Company (a major FSU potash supplier) have formed a joint venture to market potash in Malaysia. This joint venture has recently announced it's first sale, at a new higher price level. Supply has tightened as a competitor in New Brunswick has shut down due to mine flooding and another mine in New Mexico is slated for closure in early December, 1997.

The near-term outlook for phosphate pricing is expected to remain favorable as supply and demand are in reasonably good balance. Worldwide phosphoric acid capacity utilization remains historically high. The outlook for liquid phosphate fertilizer is strong from both a demand and price perspective. Since two-thirds of U.S. DAP is exported, a strong offshore market is required to maintain upward pressure on prices. China, the biggest offshore buyer, has been purchasing DAP on pace with last year's levels and India is back in the market after subsidies were reinstated last year. However, on a year-to-date basis exports were up only 1 percent over last year because of lower DAP shipments to countries other than China and India. Recently China returned to the market for additional DAP tonnes at higher prices. In addition, Mississippi Chemical has just joined PhosChem, further strengthening the association's offshore sales position. In North America, projected increased corn and wheat acreage is expected to support liquid and solid phosphate fertilizer sales.

To date, the currency devaluation in Far Eastern countries has not significantly affected the Company's potash and phosphate fertilizer sales as these countries purchase fertilizer to grow cash crops for export and to grow food for internal use and are placing fertilizer purchases as a priority in spending plans. However, the persistence of the currency devaluation could affect the growth trend.

Market prices for nitrogen fertilizer are expected to come under some additional pressure as new capacity comes on stream. The urea market is influenced by China. Earlier in 1997, China stopped importing urea which had a negative effect on prices. Chinese buyers remain inactive and though they have recently postponed plans for the construction of two urea plants, they are not expected to return to the market until mid-1998. The overall urea price realizations have been aided by higher priced industrial product. The difficult urea market carries over into the nitrogen solutions market, where volumes and prices continue to be disappointing. As a result, PCS Nitrogen has cut nitrogen solutions production at its Wilmington plant. This plant is scheduled to be closed next year. However, the Company expects that its strategic plant locations and sales to industrial customers (both of which result in higher margins) and its favorable gas contracts in Trinidad will continue to impact favorably on nitrogen margins.

U.S. farmers are expected to plant more wheat and corn in 1998 beginning with winter wheat this fall. With near record harvests in 1997 and the larger acreages for corn and wheat, it is expected that demand for fertilizer will remain strong as farmers look to replenish depleted nutrient levels in the soil. Early harvests are expected to result in a good fall fertilizer application season.

PCS continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter over quarter comparative basis. Ammonia prices have moderated and are expected to impact favorably upon phosphate processing input costs for the balance of 1997. PCS can use one-third of the ammonia it produces and sells as ammonia at its own phosphate plants. The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. As the most flexible producer, the Company will continue to allocate its nitrogen and phosphate feed stock to production of the products with the best margins.

Capital expenditures in 1997 will exceed those in 1996 primarily due to the acquired nitrogen operations. Plans for such expenditures include expansion capital previously committed by Arcadian and sustaining capital.

The narrative, included under this Management Discussion and Analysis, has been prepared with reference to the financial statements reported under Canadian Generally Accepted Accounting Principles (GAAP).

                                    -I-13-

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CIVIL ANTITRUST COMPLAINTS

          In June, 1993, Potash Corporation of Saskatchewan Inc. (the "Company") and PCS Sales (Canada) Inc. ("PCS Sales") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. The complaint sought treble damages in an unspecified amount and other relief. The Company and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit, on January 31, 1997. A hearing for arguments has been set for November 17, 1997.

          Additional complaints were filed in the California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. The Company moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over the Company but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The parties have agreed to stay proceedings pending the outcome of the appeal to the United States Court of Appeals for the Eighth Circuit. The Illinois State Court dismissed the Illinois State Court complaint for failure to state a cause of action. The Illinois plaintiff appealed that dismissal and that dismissal was affirmed by the Appellate Court of Illinois on November 27, 1996. On January 15, 1997 the appellate court denied the plaintiff's request for rehearing. On February 17, 1997, the plaintiff petitioned the Supreme Court of Illinois to review the Appellate Court's decision. The Illinois Supreme Court denied that petition on April 2, 1997.

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

          In September 1996, PCS Nitrogen's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of PCS Nitrogen's liability insurance, have been finalized and approved by the court as to fairness. There remain three lawsuits on appeal to the United States Court of Appeals for the Fifth Circuit from the United States District Court for the Western District of Louisiana against PCS Nitrogen arising from the incident, which lawsuits were brought in July 1993 by former employees at the Lake Charles plant who allege that they were wrongfully terminated following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Company upon their resolution.


PCS NITROGEN SHAREHOLDER LITIGATION

          Following announcement of Arcadian Corporation's proposed business combination with Freeport McMoRan Inc., five lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County on behalf of a purported class of all stockholders of Arcadian Corporation other than the defendants and their affiliates against Arcadian Corporation and some or all of its directors. PCS was named as an additional defendant in an amended complaint, but PCS was not served process. The amended complaint alleged generally that the defendants acted improperly in causing Arcadian Corporation to enter into the merger agreement with PCS and PCS Nitrogen, and sought an injuction preventing the merger, unspecified monetary damages, and other relief.

          The defendants believe the lawsuit is without merit. Nevertheless, Arcadian Corporation and the other defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") with the plaintiffs providing for the settlement of the litigation. In so doing, the defendants denied that they violated the law and agreed to settle the suit solely to eliminate the burden and expense of any further litigation relating to the merger. The Stipulation provides among other things that PCS will pay the fees and expenses, if any, awarded by the court to the plaintiffs' counsel, up to $450,000. The Stipulation also provides for, among other things, (a) the dismissal of all claims asserted in the lawsuit with prejudice; and (b) the release by the plaintiffs of any and all claims relating to the merger that they may have against the defendants and related persons. The court, at a hearing on September 10, 1997 approved the settlement and awarded plaintiffs' counsel $450,000 in fees and expenses. The settlement has become final.

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

          On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian Corporation, filed lawsuits against PCS in the United States District Court for the Western District of Tennessee. The complaints allege that PCS breached employment agreements between Arcadian and the officers and breached the related assumption agreement among PCS, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against PCS also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. Trial with respect to the original four plaintiffs' claims has been set for August 17, 1998. Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company.

          On September 15, 1997, PCS and PCS Nitrogen filed an action in the Circuit Court of Tennessee for Thirtieth Judicial District at Memphis against J. Douglas Campbell, Peter H. Kesser, Alfred F. Williams, Charles W. Lance, Jr., and David L. Alyea, for declaratory relief and damages. PCS and PCS Nitrogen allege that the defendants, all former executives of Arcadian, committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the Employment Agreements each of them had with Arcadian. In addition, PCS has sought a declaratory judgment with respect to the unenforceability of the Employment Agreements. On October 14, 1997, the defendants removed this action from the Circuit Court of Tennessee to the United States District Court for the Western District of Tennessee. On October 21, 1997, the five defendants filed counterclaims: (i) under the Employee Retirement Income Security Act of 1974, as amended, against PCS Nitrogen, (ii) alleging that PCS and PCS Nitrogen unlawfully interfered with their attainment of benefits under their Employment Agreements, and (iii) incorporating by reference all claims asserted in their individually filed complaints. The damages sought by the defendants in these counterclaims appear substantially equivalent to the damages sought in their individually filed suits as plaintiffs.

PORT AUTHORITY PROCEEDINGS

          On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), PCS Nitrogen and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The lawsuit was removed to federal court in New Jersey. On February 7, 1997, the defendants filed a motion, which is still pending, to dismiss the suit for failure to state a claim upon which relief could be granted. On July 29, 1997, the court requested the parties to brief the issue of the court's subject matter jurisdiction over the case. On October 2, 1997, the court issued an order confirming its jurisdiction over the lawsuit's subject matter. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from PCS Nitrogen in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. PCS Nitrogen is unaware of any basis for liability and intends to vigorously defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit No.     Description of Document
-----------     -----------------------

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

10(a) Suspension Agreement concerning Potassium Chloride from Canada dated January 7, 1988, among U.S. Department of Commerce, the registrant, International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada Potash Co.), Potash Company of America, a Division of Rio Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited, Agent for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10 (a) to the registrant's Form F-1 (File No. 33-31303) (the "F-1 Registration Statement").

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

10(e)           Agreement of Limited Partnership of Arcadian Fertilizer, L.P.
                (now PCS Nitrogen Fertilizer, L.P.) dated as of March 3, 1992
                (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s Registration Statement on Form S-1 (File No. 33-45828)).

10(f) Geismar Complex Services Agreement dated June 4, 1984, between Allied Corporation and Arcadian

                Corporation, incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-34357).

10(g) Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(h) Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to
                Exhibit 10(g) to the 1995 Form 10-K.

10(i) Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals and Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(j) Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1990.

10(k) Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. ("First Amendment"), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993 ("Partners 5/11/93 Report"), except for the First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995 ("Arcadian 10-K").

10(l) Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to the Partners 05/11/93 Report.

10(m) Amended and Restated Agreement for Lease dated as of May 16, 1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to
                Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second Quarter 1997 Form 10-Q").

10(n) Amended and Restated Lease Agreement dated as of May 16, 1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.

10(o) Amended and Restated Agreement for Lease dated as of May 16, 1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to
                Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.

10(p) Amended and Restated Lease Agreement dated as of May 16, 1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.

10(q) Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer Operations, Inc., incorporated by reference to Exhibit 10(r) to the Second Quarter 1997 Form 10-Q.

10(r) Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer Operations, Inc., incorporated by reference to Exhibit 10(s) to the Second Quarter 1997 Form 10-Q.

10(s) Agreement dated October 13, 1995 between the registrant and Charles E. Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form 10-K.

10(t) Potash Corporation of Saskatchewan Inc. Stock Option Plan - Unaffiliated Directors, incorporated by reference Exhibit 4(a) to the registrant's Post-effective Amendment No. 1 to Form S-8 (File No. 333-19215) (the "Form S-8").

10(u) Potash Corporation of Saskatchewan Inc. Stock Option Plan - Officers and Key Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.

10(v) Short Term Incentive Plan of the registrant, as amended May 7, 1997, incorporated by reference to Exhibit 10(w) to the Second Quarter 1997 Form 10-Q.

10(w) Long-Term Incentive Plan of the registrant, as amended May 7, 1997, incorporated by reference to Exhibit 10(x) to the Second Quarter 1997 Form 10-Q.

10(x) Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y) Supplemental Executive Retirement Plan of Arcadian Corporation, incorporated by reference to Exhibit 10.16 to the Arcadian S-4.

10(z) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) 1995 Form 10-K.

10(aa) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(bb)          Employment Agreement between Arcadian Corporation and Gary E.
                Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on Form 10-Q for the period ended March 31, 1997.

10(cc) Deferred Compensation Plan, for certain officers of PCS Phosphate Company, Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.

10(dd) Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to
                Exhibit 10(s) to the 1995 Form 10-K .

10(ee) Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ff) International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(gg) General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form 10-K.

10(hh) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to
                Exhibit 10(x) to the 1995 Form 10-K.

10(ii) Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter 1996 Form 10-Q").

10(jj) Employment Agreement dated May 16, 1996, by and between PCS Phosphate Company, Inc. and Thomas J. Wright, incorporated by reference to Exhibit 10(y) to the Second Quarter 1996 Form 10-Q.

10(kk) Shareholders Rights Agreement dated November 10, 1994, as amended on March 28, 1995, and May 4, 1995, and approved by the shareholders on May 11, 1995, incorporated by reference to
                Exhibit 4(a) to the 1995 Form 10-K.

11              Statement re Computation of Per Share Earnings.

27              Financial Data Schedule.

(B) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the registrant during the quarterly period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Potash Corporation of Saskatchewan Inc.


November 5, 1997                By: /s/ John L.M. Hampton
                                   --------------------------------------
                                   John L.M. Hampton
                                   Senior Vice President, General Counsel
                                   and Secretary

November 5, 1997                By: /s/ Barry E. Humphreys
                                    --------------------------------------------
                                    Barry E. Humphreys
                                    Sr. Vice President, Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.  Description of Document
-----------  -----------------------


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

10(a) Suspension Agreement concerning Potassium Chloride from Canada dated January 7, 1988, among U.S. Department of Commerce, the registrant, International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada Potash Co.), Potash Company of America, a Division of Rio Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco Ltd., Potash Company of Canada Limited, Agent for Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10 (a) to the registrant's Form F-1 (File No. 33-31303) (the "F-1 Registration Statement").

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

10(e) Agreement of Limited Partnership of Arcadian Fertilizer, L.P. (now PCS Nitrogen Fertilizer, L.P.) dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits
             3.1 and 3.2 to Arcadian Partners L.P.'s Registration Statement on Form S-1 (File No. 33-45828)).

10(f) Geismar Complex Services Agreement dated June 4, 1984, between Allied Corporation and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 33-34357).

10(g) Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(h) Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(i) Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals and Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(j) Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on Form 10-K for the year ended December 31, 1990.

10(k)        Operating Agreement dated May 11, 1993, between BP Chemicals Inc.
             and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. ("First Amendment"), incorporated by reference to Exhibit 10.2 to Arcadian Partners L. P.'s current report on Form 8-K for the report event dated May 11, 1993 ("Partners 5/11/93 Report"), except for the First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995 ("Arcadian 10-K").

10(l) Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to the Partners 05/11/93 Report.

10(m) Amended and Restated Agreement for Lease dated as of May 16, 1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second Quarter 1997 Form 10-Q").

10(n) Amended and Restated Lease Agreement dated as of May 16, 1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.

10(o) Amended and Restated Agreement for Lease dated as of May 16, 1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.

10(p) Amended and Restated Lease Agreement dated as of May 16, 1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.

10(q) Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer Operations, Inc., incorporated by reference to Exhibit 10(r) to the Second Quarter 1997 Form 10-Q.

10(r) Amended and Restated Purchase Option Agreement dated as of May 16, 1997, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer Operations, Inc., incorporated by reference to
             Exhibit 10(s) to the Second Quarter 1997 Form 10-Q.

10(s)        Agreement dated October 13, 1995 between the registrant and Charles
             E. Childers, incorporated by reference to Exhibit 10(j) to the 1995 Form 10-K.

10(t) Potash Corporation of Saskatchewan Inc. Stock Option Plan - Unaffiliated Directors, incorporated by reference Exhibit 4(a) to the registrant's Post-effective Amendment No. 1 to Form S-8 (File No. 333-19215) (the "Form S-8").

10(u) Potash Corporation of Saskatchewan Inc. Stock Option Plan - Officers and Key Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.

10(v) Short Term Incentive Plan of the registrant, as amended May 7, 1997, incorporated by reference to Exhibit 10(w) to the Second Quarter 1997 Form 10-Q.

10(w) Long-Term Incentive Plan of the registrant, as amended May 7, 1997, incorporated by reference to Exhibit 10(x) to the Second Quarter 1997 Form 10-Q.

10(x) Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y) Supplemental Executive Retirement Plan of Arcadian Corporation, incorporated by reference to Exhibit 10.16 to the Arcadian S-4.

10(z) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(aa) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(bb) Employment Agreement between Arcadian Corporation and Gary E. Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on Form 10-Q for the period ended March 31, 1997.

10(cc) Deferred Compensation Plan, for certain officers of PCS Phosphate Company, Inc, incorporated by reference to Exhibit 10(r) to the 1995 Form 10-K.

10(dd) Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.

10(ee) Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc. (now PCS Phosphate Company, Inc.), incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ff) International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. (now PCS Phosphate Company, Inc.) establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(gg) General Partnership Agreement forming Albright & Wilson Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. (now PCS Phosphate Company, Inc.) and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form 10-K.

10(hh) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to
             Exhibit 10(x) to the 1995 Form 10-K.

10(ii) Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Second Quarter 1996 Form 10-Q").

10(jj) Employment Agreement dated May 16, 1996, by and between PCS Phosphate Company, Inc. and Thomas J. Wright, incorporated by reference to Exhibit 10(y) to the Second Quarter 1996 Form 10-Q.

10(kk) Shareholders Rights Agreement dated November 10, 1994, as amended on March 28, 1995, and May 4, 1995, and approved by the shareholders on May 11, 1995, incorporated by reference to Exhibit 4(a) to the 1995 Form 10-K.

11           Statement re Computation of Per Share Earnings.

27           Financial Data Schedule.