Form 10-K
period 1997-12-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1998-03-27
CIK 855931

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-10351

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

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
         Common Shares, No Par Value                      New York Stock Exchange
(Including rights under the Shareholder Rights
                  Agreement)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 16, 1998, the registrant had 54,143,678 Common Shares (the "Shares") outstanding, and the aggregate market value of the 54,104,732 Shares held by non-affiliates of the registrant was approximately $5,058,792,442.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to shareholders ("Annual Report") are incorporated by reference into Part II.

     Portions of the registrant's Proxy Circular for its Annual and Special Meeting of Shareholders in 1998 are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

GENERAL

     Potash Corporation of Saskatchewan Inc. ("PCS") and its direct and indirect subsidiaries (together with PCS' predecessors, the "Company") is one of the world's largest integrated fertilizer and related industrial and feed products companies. In 1997, the Company's potash production represented an estimated 16% of global potash production. In 1997, the Company had 23% of global potash capacity and an estimated 52% of global excess potash capacity, giving it more available potash capacity than any single company or country other than Canada. The Company is the third largest producer of phosphates worldwide by capacity, currently representing approximately 9% of world phosphates production and 7% of world phosphates capacity. The Company is also the largest nitrogen producer in the Western Hemisphere.

     PCS is incorporated under the laws of Saskatchewan and is the successor to a corporation without share capital established by the Province of Saskatchewan in 1975. Between 1976 and 1990, the Company acquired substantial interests in the Saskatchewan potash industry. It purchased the Cory mine in 1976, the Rocanville and Lanigan mines in 1977, and, by 1990, 100% of the Allan mine when the Company acquired all of the outstanding shares of Saskterra Fertilizers Ltd. In addition, in 1978 the Company acquired reserves at Esterhazy, which are mined by a third party.

     In November 1989, the Company was privatized by the Province of Saskatchewan through the sale of 12.86 million common shares (the "Common Shares") to the public at Cdn$18.00 per Common Share. While the Province of Saskatchewan initially retained an ownership interest in the Company, this interest had been reduced to zero by the end of 1993. At the time of privatization, limitations on ownership of Common Shares were imposed in order to restrict the ability of non-residents of Canada to own and vote the Common Shares and to restrict any one person or group of associated persons from holding more than 5% of the Common Shares, regardless of residency or citizenship. In 1994, all restrictions on the holdings of the Common Shares were eliminated.

     In October 1993, the Company acquired from Rio Algom Limited ("Rio") its New Brunswick potash and port facilities and its Patience Lake mine in Saskatchewan (the "Rio Acquisition").

     On April 10, 1995, the Company purchased all of the outstanding shares of Texasgulf Inc. ("Texasgulf") from Elf Aquitaine, Inc. ("Elf (USA)") and Williams Acquisition Holding Company, Inc. ("Williams"), for an aggregate purchase price of $833 million (including acquisition costs). On April 10,1995, the name "Texasgulf Inc." was changed to PCS Phosphate Company, Inc. ("PCS Phosphate"). PCS Phosphate manufactures and sells solid and liquid phosphate fertilizers, animal feed supplements, and purified phosphoric acid which is used in food products and industrial processes. Its facility in Aurora, North Carolina is the largest vertically-integrated phosphate mine and processing plant in the world. Other assets of PCS Phosphate include: animal feed plants in four states; two industrial phosphoric acid plants owned through a 50% interest in a joint venture carrying on business as Albright & Wilson Company ("Albright"); a solution potash and salt mine in Moab, Utah; an undivided 50% interest in an ammonia storage terminal in Savannah, Georgia; and PCS Phosphate's product distribution infrastructure.

     On October 31, 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. ("White Springs") from Occidental Chemical Corporation ("OxyChem"), for an aggregate purchase price of $291.5 million (including acquisition costs). White Springs' primary assets are a phosphate mine and two chemical plant complexes in northern Florida, Swift Creek and Suwannee River, and a bulk terminal facility in Jacksonville, Florida. Other assets of White Springs include an animal feed plant in Davenport, Iowa and two more at the Suwannee River facility, and the remaining undivided 50% interest in the ammonia storage terminal in Savannah, Georgia owned with PCS Phosphate.

     In November 1995 the Company, in an underwritten public offering, sold 2.3 million shares at $73 per share, for gross proceeds of $167,900,000. The offering proceeds were used in connection with the Company's purchase of the shares of White Springs.

     On March 6, 1997, the Company through its subsidiary PCS Nitrogen Inc. ("PCS Nitrogen") acquired all of the outstanding capital stock of Arcadian Corporation ("Arcadian") in exchange for 8,029,092 of the Company's Common Shares and $563,550,002 in cash. PCS Nitrogen produces nitrogen fertilizers and nitrogen chemicals at facilities in Georgia, Iowa, Louisiana, Nebraska, North Carolina, Ohio and Tennessee in the United States, and has large scale operations in Trinidad. Other assets of PCS Nitrogen include a 50% interest in a joint venture that owns and operates an ammonia storage terminal near Houston, Texas and a 50% joint venture interest in a carbon dioxide processing operation at PCS Nitrogen's plant in Augusta, Georgia.

     PCS has its head office and executive offices at Suite 500, 122-1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3. In this Form 10-K, the term "Company" means PCS, its predecessors and its direct and indirect subsidiaries unless the context otherwise indicates.

     See Note 16 to the consolidated financial statements for information concerning the Company's domestic and international results.

     Unless otherwise specified, dollar amounts are stated in U.S. Dollars.

     The Company's operations are comprised primarily of potash, phosphate and nitrogen operations.

POTASH OPERATIONS

     The Company's potash operations include the mining and production of potash, which is predominantly used as fertilizer.

PROPERTIES

     The Company controls the right to mine 691,400 acres of land in Saskatchewan. Included in these holdings are mineral rights to 488,100 acres contained in blocks around the six mines in which the Company has an interest, of which acres approximately 35% are owned by the Company, approximately 50% are under lease from the Province of Saskatchewan and approximately 15% are leased from other parties. The majority of the leases are for 21-year terms, renewable at the Company's option. The Company's remaining 203,300 acres are located elsewhere in Saskatchewan.

     Potash is mined by the Company from two main potash bearing formations in Saskatchewan; the Patience Lake member of the prairie evaporites in the north and the Esterhazy member of the prairie evaporites in the south. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

     Under a long-term mining and processing agreement (the "Mining and Processing Agreement") effective through 2026, International Minerals & Chemical (Canada) Global Limited ("IMC") mines and processes PCS reserves at the Esterhazy division. PCS has the option to terminate this agreement every five years. It did not opt to give notice to terminate in December 1995. IMC has the option of abandoning the mine at any time after 2011, thus terminating the Mining and Processing Agreement. For the year ending June 30, 1998, the Company has notified IMC that it requires total finished potash products in the amount of 500,000 tons. For the year ending June 30, 1999, the Company has notified IMC that it requires 700,000 tons of finished product. In each year the maximum the Company is permitted to take under the Mining and Processing Agreement is 1,050,000 tons and the minimum required amount is 500,000 tons.

     Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company's share of water inflow costs for 1997 was $4.5 million. IMC has stated that it will continue conventional mining. PCS has no indication from IMC that solution mining or substitute shafts will be pursued at this time.

     Potash is also produced by the Company at its New Brunswick mine from the flank of an elongated salt structure and at its solution mining and milling operation in Moab, Utah.

     In the first quarter of 1998, the Company acquired all of the outstanding shares of Potash Company of Canada Limited ("Potacan"). Potacan's mine flooded in 1997 and its primary asset is a potash mill facility near Cassidy Lake, New Brunswick. The mill is currently being used to further process standard grade product from certain of the Company's other mine sites into coarse and granular product.

PRODUCTION

     In 1997, the Company's conventional potash operations mined 18.96 million tonnes of ore at an average grade of 23.3% K(2)O. In 1997, the Company's potash produced consisted of 6.48 million tonnes of potash (KCl) with an average grade of 60.95% K(2)O, representing approximately 38% of North American production.

     The Company's present annual potash production capacity is approximately
12.2 million tonnes KCl, which includes maximum production under the Mining and Processing Agreement with IMC of approximately one million tonnes at Esterhazy. In December 1997, the Company's production capacity represented approximately 52% of the North American total while its excess capacity was an estimated 91% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

     The New Brunswick mine is a conventional cut and fill mine, while the Moab, Utah mine employs a solution mining method. In addition to their potash production, these mines also produced 926,129 tonnes of sodium chloride (salt) in 1997.

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

RESERVES

     The Company estimates that its conventional mines in Saskatchewan contained
4.95 billion tonnes of recoverable ore at an average grade of 22.9% K(2)O as at December 31, 1997, and that such ore will yield 1.6 billion tonnes of finished product (KCl) at an average grade of 60% K(2)O.

     The Company's ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company's estimated recoverable ore and the estimated volumes of finished product from such ore are as follows:

                                                  RECOVERABLE    FINISHED
                      MINE                            ORE        PRODUCT
                      ----                        -----------    --------
                                                   (MILLIONS OF TONNES)
Allan...........................................    1,285.2        413.9
Cory............................................    1,075.6        359.1
Esterhazy.......................................       80.8         25.7
Lanigan.........................................    1,858.7        599.8
Rocanville......................................      648.1        206.4
                                                    -------      -------
                                                    4,948.4      1,604.9
                                                    =======      =======

     The Company believes that, with production rates at full capacity and utilizing current technology, the Rocanville mine has a reserve life in excess of 90 years, each of the Allan, Cory and Lanigan mines has a reserve life in excess of 100 years, and that the Esterhazy mine has a reserve life of at least 20 years.

     Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate definitively the productive capacity of or the recoverable ore from this operation.

However, based on information obtained upon the acquisition of the mine, current technology and the present mining area for this operation, the Company believes that the mine has a reserve life of at least 40 years for the existing mine workings. Different techniques will have to be utilized to mine reserves outside of the existing mine workings.

     Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of
52.1 million tonnes of recoverable ore and 19.0 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of at least 25 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 200 million tonnes of recoverable ore and 72 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 100 years at full production capacity and utilizing current technology.

     The Moab solution operation has an estimated remaining life of 8 years, at diminishing capacity.

PHOSPHATE OPERATIONS

     The Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

PROPERTIES

     The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina (the "Aurora Facility") and the other a 96,000-acre facility near White Springs in northern Florida (the "White Springs Facility"). The Company believes the Aurora Facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora Facility includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate ("DAP") plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate ("GTSP") or monoammonium phosphate ("MAP"). The Company has also entered into the Albright joint venture which produces high purity phosphoric acid at Aurora. The White Springs Facility is the fifth largest P(2)O(5) producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs Facility includes a mine and two production facilities, Swift Creek and Suwannee River, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a superphosphoric acid plant, a dicalcium phosphate plant and a deflourinated phosphate rock plant located at the Suwannee River complex and two sulfuric acid plants and a phosphoric acid plant located at the Swift Creek complex. The Company's other properties include animal feed plants in Davenport, Iowa, Kinston, North Carolina, Marseilles, Illinois, Saltville, Virginia and Weeping Water, Nebraska, and bulk terminal facilities at Jacksonville, Florida and Morehead City, North Carolina.

     At its Geismar facility, acquired as part of the Arcadian acquisition, the Company manufactures a variety of phosphate products that are used for agricultural and industrial purposes.

PRODUCTION

     The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company's processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate "rock". The annual production capacity of the Company's mines is currently 9.6 million tonnes of phosphate rock. During 1997, the Aurora Facility's total production of phosphate rock was 4.8 million tonnes and the White Springs Facility's total production of phosphate rock was 3.6 million tonnes. The Company generally operates its phosphate mine and phosphate processing plants 24 hours a day, seven days a week, using rotating shifts.

     Phosphate rock is the major input in the Company's phosphorus processing operations. In addition to phosphate ore, the principal raw materials required by the Company are sulfur, sulfuric acid and ammonia.

The production of phosphoric acid requires substantial quantities of sulfur, which the Company purchases from third parties. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements. The Company generally purchases additional sulfuric acid from unaffiliated sellers. Sulfur and sulfuric acid have been in abundant supply in recent years and remain so at the present time. In 1998, the Company may transport surplus production of sulfuric acid at the White Springs Facility to the Aurora Facility as needed.

     The Company purchases all of its ammonia from or through PCS Nitrogen and PCS Sales (USA) Inc., wholly owned subsidiaries of the Company. The Company reacts phosphoric acid with ammonia to produce DAP and MAP, as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that is currently purchased by PCS Nitrogen is produced in the Republic of Russia (the "Russian Ammonia") and imported through a White Springs-operated ammonia terminal located within the port of Savannah (Garden City, Georgia). The Company's ammonia expenses at the Aurora Facility are slightly higher than those of many of its competitors because of higher transportation costs incurred in transporting ammonia from Savannah to Aurora, North Carolina by rail.

     Substantially all of the phosphate rock produced by the Company is used internally for the production of phosphoric acid, superphosphoric acid ("SPA"), chemical fertilizers, purified phosphoric acid and animal feed products.

     A portion of the Company's phosphoric acid production, merchant grade phosphoric acid ("MGA"), is sold in liquid form, mostly to foreign and domestic producers of solid fertilizers. The solid fertilizers produced by the Company are DAP and, to a lesser extent, GTSP and MAP. Over one-half of the Company's DAP is exported, with the balance sold domestically, mostly to large regional dealers that custom blend solid fertilizers.

     The Company's liquid fertilizer products, 68% of which was sold domestically, consist principally of low-magnesium SPA, which the Company markets under the name "LoMag". The Company believes that it is the largest U.S. producer of SPA.

     The Company also processes phosphoric acid to produce animal feed supplements for the poultry and livestock markets. The Albright joint venture produces purified phosphoric acid for use in various food products and industrial processes.

     In addition to nitrogen products, the Company produces phosphate products at the Geismar plant for which supplies of phosphate rock and sulfur are necessary. PCS Nitrogen purchases phosphate rock from Morocco pursuant to an agreement with a Moroccan government-owned company, the current term of which expires on December 31, 2002, wherein prices are reset annually through negotiation. If no agreement on price is reached, either party may terminate the agreement. Changes in the agreement could affect the stability of the supply of the raw material and the profitability of PCS Nitrogen's phosphate products. Sulfur is purchased pursuant to a contract that may be cancelled by either party upon 180 days notice prior to the end of any month.

RESERVES

     At December 31, 1997, the Company's Aurora phosphate mine had estimated proven and probable reserves of approximately 393 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). These reserves would permit mining to continue at current rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.152 million P(2)O(5) tonnes of phosphoric acid. On April 6, 1995, approximately 408 million tonnes of phosphate reserves were transferred to a newly established company, the common stock of which was transferred to Elf (USA) and Williams prior to the sale of PCS Phosphate to the Company. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995 not to compete, and for the first five years not to make certain preparations to compete, with the Company with respect to those reserves. See Environmental Matters -- Permits.

     The White Springs phosphate mine had estimated proven and probable reserves of approximately 57 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). The Company estimates that an additional 11 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves of 68 million tonnes of phosphate rock at White Springs would sustain a 19 year mine at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.093 million P(2)O(5) tonnes of phosphoric acid. See Environmental Matters -- Permits.

NITROGEN OPERATIONS

     The Company's nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for both agricultural and industrial purposes.

PROPERTIES

     PCS Nitrogen manufactures nitrogen products at eight plants, of which seven are located in the United States and one is located in Trinidad. The following table sets forth the plant locations and nitrogen production capabilities:

PLANT LOCATIONS                                       PRODUCTS PRODUCED
---------------                                       -----------------
Augusta, Georgia.............    Ammonia, urea, nitric acid, ammonium nitrate and nitrogen
                                   solutions
Clinton, Iowa................    Ammonia, urea, nitric acid, ammonium nitrate and nitrogen
                                   solutions
Geismar, Louisiana...........    Ammonia, urea, nitric acid, ammonium nitrate, nitrogen
                                 solutions, phosphoric acid, super-phosphoric acid,
                                   phosphate solutions and sulfuric acid
LaPlatte, Nebraska...........    Ammonia, urea, nitric acid, ammonium nitrate and nitrogen
                                   solutions
Lima, Ohio...................    Ammonia, urea, nitric acid, nitrogen solutions and ammonium nitrate
Memphis, Tennessee...........    Ammonia and urea
Wilmington, North Carolina...    Nitric acid, nitrogen solutions and ammonium nitrate
Point Lisas, Trinidad........    Ammonia and urea

     The plant at Wilmington, North Carolina is scheduled to cease production during the first half of 1998.

PRODUCTION

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

RAW MATERIALS

     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen's other nitrogen products. The purchase and transportation of natural gas accounts for approximately 40% of PCS Nitrogen's total domestic production cost. PCS Nitrogen's natural gas strategy is to purchase approximately one-third of its natural gas in the spot market or on short-term contracts, one-third of its natural gas pursuant to fixed-price physical contracts, reserves in the ground or forward contracts which fix the price of future deliveries, and the remaining one-third of its natural gas in Trinidad using a pricing formula related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen's facilities. Approximately 85% of PCS Nitrogen's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

PCS JOINT VENTURE

     The Company indirectly holds all outstanding interests in a limited partnership (the "PCS Joint Venture") doing business in Florida as Florida Favorite Fertilizer and in Georgia and Alabama as Farmer's Favorite Fertilizer. PCS Joint Venture manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida, Alabama and Georgia.

MARKETING

     The following table summarizes the Company's net sales revenue of potash, phosphate and nitrogen products in the past three calendar years:

                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (THOUSANDS OF DOLLARS)
Potash
  Canada....................................................   14,460     14,507     12,483
  United States.............................................  195,780    143,137    128,594
  Canpotex..................................................  229,666    184,025    221,169
  Other.....................................................   64,261     61,526     53,686
Phosphates
  Canada....................................................   24,268     17,672     23,461
  United States.............................................  632,616    564,074    247,127
  PhosChem..................................................  261,502    275,644    128,320
  Other.....................................................   35,223     34,575     18,282
Nitrogen
  Canada....................................................    2,879      --         --
  United States.............................................  795,158    108,708     22,958
  Other.....................................................   70,116      --         --
Florida Favorite Fertilizer.................................   57,156     58,004     55,261

     The following table summarizes the Company's net sales revenue from products, by category:

                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (THOUSANDS OF DOLLARS)
Potash......................................................  504,167    403,196    421,002
Florida Favorite Fertilizer.................................   57,156     58,004     55,261
Phosphates
  Liquid Fertilizers........................................  277,636    239,716    106,330
  Solid Fertilizers (DAP, MAP, GTSP)........................  362,625    379,326    151,152
  Animal Feed...............................................  191,016    186,145     94,477
  Phosphate Rock, Industrial Products.......................  122,333     86,777     60,161
Nitrogen
  Ammonia...................................................  376,972    108,708     22,958
  Urea......................................................  209,825      --         --
  Nitrogen Solutions........................................  162,885      --         --
  Other.....................................................  118,470      --         --

     Fourth quarter gross margin for 1997 was $79.4 million for the potash operations, $48.6 million for the phosphate operations and $8.6 million for the nitrogen operations. The Company has a diversified customer base, and apart from sales to Canpotex Limited ("Canpotex") and Phosphate Chemicals Export Association, Inc. ("PhosChem"), no one customer accounted for as much as 10% of the Company's sales in 1997.

     The following table summarizes average prices per tonne received by the Company on sales of potash in the past five calendar years expressed as a percentage of 1993 base prices:

                                                     1997    1996    1995    1994    1993
                                                     ----    ----    ----    ----    ----
North America....................................     106      92      97     105     100
Offshore.........................................     128     128     121     110     100

     Potash from the Company's Saskatchewan mines produced for use outside North America is sold exclusively to Canpotex. PCS Sales (Canada), Inc. executes offshore marketing and sales for the Company's

New Brunswick potash and executes marketing and sales for the Company's potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for the Company's potash, phosphate and nitrogen products in the United States. PhosChem, an association formed under the Webb-Pomerene Act (United States), is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers.

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

NORTH AMERICAN MARKETING

     In 1997, North American net sales revenue from potash products represented 9% of the Company's net sales revenue, substantially all of which was attributable to potash customers in the United States. Typically, North American potash sales of the Company are greatest in the second calendar quarter. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a specified price.

     In 1997, North American net sales revenue from phosphate products represented 28% of the Company's net sales revenue, substantially all of which was attributable to phosphate customers in the United States. Of that amount, 56% represented the Company's sales of fertilizer products and 44% represented the Company's sales of nonfertilizer and feed products. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 1997, the majority of PCS Phosphate's phosphate product sales were made on the spot market, with the balance made under short-term contracts and a limited number of sales made pursuant to multi-year contracts. The Company's contractual sales of phosphates are generally made pursuant to annual sales contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a specified price.

     In 1997, North American net sales revenue from nitrogen products represented 34% of the Company's net sales revenue and PCS Nitrogen's industrial products accounted for approximately 33% of its nitrogen revenue and 49% of its gross margin. Typically, North American nitrogen product sales are greatest in the second calendar quarter. In 1997, the majority of PCS Nitrogen's nitrogen product sales were made on the spot market, with the balance made under short-term contracts and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell nitrogen in the future at a specified price.

     Ammonia purchased by PCS Nitrogen which is not used in the Company's operations is sold to third party customers by PCS Sales (USA), Inc.

     The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers.

     At December 31, 1997, the Company's North American sales were handled by 74 employees in Chicago, Illinois and various other locations in the United States, and 23 employees in Saskatoon, Saskatchewan.

OFFSHORE MARKETING

     Potash produced by the Company in Saskatchewan for sale abroad is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including the Company). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. The Company and the other shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The Company's production from New Brunswick has been exempted from this requirement by members of Canpotex. Any member may terminate its membership in Canpotex at specified times of the year on six months notice.

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

     The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

                                                              1997    1996    1995
                                                              ----    ----    ----
Asia........................................................   72%     70%     78%
Latin America...............................................    14      14       8
Oceania.....................................................     9      11      10
Europe......................................................     5       5       4
Other.......................................................    --      --      --
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     For 1997, revenue from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada), Inc., represented 2.8% of the net sales of the Company; sales to Canpotex represented 9.8% of the net sales of the Company in 1997.

     Since 1975, PhosChem has been the principal vehicle for United States exports of phosphate fertilizers. Since at least 1985, PCS Phosphate, IMC-Agrico Company ("IMC-Agrico"), a joint venture between IMC Global Inc. and Freeport-McMoRan Resources Partners (or its predecessors) and, until the Company's acquisition of White Springs, OxyChem, have been members. On October 1, 1997, Mississippi Phosphates Corporation ("MissChem") became a member. In addition, effective April 1, 1998, Mulberry Corporation will become a member. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada or to any member state of the European Union or the European Economic Area, sales of superphosphoric acid to the Former Soviet Union (the "FSU") and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Agrico is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total P(2)O(5) sales for 1997 were apportioned as follows: 71.0% to IMC-Agrico, 2.1% to MissChem and 26.9% to PCS Phosphate. The PhosChem arrangement relies on the sales forces of IMC-Agrico and PCS Sales (USA), Inc. for sales of solids and liquids, respectively. The PhosChem agreement will be in effect through December 31, 1998, and subject to renewal thereafter. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company's sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem. The Company's estimated 1998 PhosChem allocation is 28.09%.

     Revenue from sales to PhosChem accounted for approximately 11% of the Company's net sales in 1997. All of the Company's phosphate sales to China and India were made through PhosChem. Most of the Company's sales of phosphate products to China are made to the central purchasing authority of the Chinese government. Sales in India were made to many independent buyers.

     The following table sets forth the percentage of sales of PhosChem for the past three calendar years in the various geographical regions:

                                                      1997    1996    1995(1)
                                                      ----    ----    -------
Asia................................................   88%     82%      75%
Latin America.......................................     8      17       13
Europe..............................................    --       1        3
Mid East............................................     1      --        2
Africa..............................................    --      --        2
Other...............................................     3      --        4
                                                      ----    ----     ----
Total...............................................  100%    100%     100%
                                                      ====    ====     ====

---------------
(1) Percentages do not total 100% as a result of rounding.

     With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. During the March-December 1997 period, 8% of nitrogen net sales revenue related to offshore sales.

     Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and
(v) other economic, political and regulatory policies of foreign governments.

DISTRIBUTION AND TRANSPORTATION

     The Company has an extensive infrastructure and distribution system to transport and store its products. The Company owns approximately 1,400 rail cars and leases approximately 3,800 additional rail cars.

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

     In the case of the Company's sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. The Company has an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. The Company, through Canpotex, has an interest in the development of a port facility located in Portland, Oregon which became operational during 1997.

     With respect to phosphates, the Company leases a shipping terminal in Morehead City, North Carolina, which receives and stores raw materials for, as well as the products manufactured by, the Aurora facility. The Company owns nine barges (four used for solid products, two for phosphoric acid, one for sulfuric acid and two for sulfur) and three tug boats, which are used to transport materials between its Aurora facility and Morehead City. Raw materials and products are also transported to and from the Aurora facility by rail. The Company transports sulfur it purchases from Canada in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora facility. The Company believes that its location and diversified transportation and terminalling capabilities put it in a comparable position to most of its Florida competitors in purchasing sulfur. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora facility.

     Sulfur is delivered to the White Springs Facility by unit trains from Canada and by rail from multiple domestic sources. The Company receives ammonia for its phosphate operations at White Springs through its ammonia terminal in Savannah, Georgia; ammonia is shipped by rail from Savannah to the White Springs Facility. The Norfolk Southern Corporation is the only railroad serving the White Springs Facility. Most of the phosphoric acid and chemical fertilizers produced at the White Springs Facility are shipped to domestic destinations by rail. The Company also ships some of its phosphoric acid, chemical fertilizers and animal feed products, produced at the White Springs Facility, through the bulk terminal located in Jacksonville, Florida, for offshore sales.

     The Company makes domestic deliveries of animal feed products (bulk and bagged) by rail or truck from its manufacturing facilities and from several warehouses supplied from its manufacturing facilities.

     The Company distributes its nitrogen products by barge, railcar and truck to its customers and through its strategically located storage terminals in high consumption areas. The Company leases or owns approximately 50 nitrogen terminal facilities with an aggregate storage capacity of approximately 600,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

     The Company distributes products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. The Company's distribution operations in Trinidad employ two long-term chartered ocean-going vessels and utilize spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

COMPETITION

     The markets for potash, both domestic and foreign, are highly competitive. Since potash is a commodity, producers must compete based on price and service (e.g., delivery time and ability to supply all grades). Apart from competitive pricing, the Company's principal method of competition is the quality of service it provides to customers. Among other things, the Company provides quality service by maintaining warehouses and leasing rail cars to enhance its delivery capability. The high cost of transporting potash limits competition in various areas.

     The Company's potash competition includes two producers in Saskatchewan, two other significant producers in North America and potash producers located outside North America in the FSU, Israel, Jordan, Germany and France. Because of the high capital cost and lead time required to construct a new mine, the Company's principal competition is expected to continue to come from the owners of existing mines.

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

     The Company also competes with governmental enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan and South Africa.

     Although there has been extensive consolidation and privatization worldwide, substantial competition exists in the nitrogen industry. The Company competes domestically with a broad range of companies in the production and sale of nitrogen products, including subsidiaries of larger chemical companies, farm cooperatives, integrated energy companies and independent fertilizer companies. Because fertilizer is a commodity, competition takes place largely on the basis of price and delivery. The relative cost of, and availability of transportation for, raw materials and finished products to manufacturing facilities and markets are important competitive factors.

     The Company also competes with foreign companies whose nitrogen products are imported into the United States. Although diminishing in number, various foreign competitors receive subsidies from their governments. Some countries also have natural gas supplies that are surplus to domestic demand. This surplus natural gas may have a low alternative value and, when used as feedstock for the manufacture of ammonia and urea, can result in low-cost production. These low-cost products are being imported into the U.S. and compete with domestically manufactured nitrogen fertilizers, including the Company's. In addition, other importers subsidized by their governments may import products into the U.S. for reasons not related to U.S. fertilizer market conditions, such as a need to obtain U.S. dollars.

     The Company's nitrogen production capability is the largest in the Western Hemisphere. The Company's domestic nitrogen plants serve agricultural markets with a diversified crop base that spans a lengthy growing season and chemical industrial manufacturers located throughout the U.S. Those plants are strategically located in agricultural and industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. The Company believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. Several of the Company's domestic nitrogen plants are located closer to their primary customers than are their competitors. The Company concentrates its nitrogen marketing efforts on these nearby markets where lower transportation costs result in better margins. The Company believes that the number and geographic diversity of its nitrogen plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas when compared to competitors controlling only a few facilities. In addition, the industrial demand for nitrogen products is typically less volatile and follows different demand cycles than agricultural demand for fertilizer. The Company believes that its industrial sales add stability to its revenue and are a desirable complement to agricultural demand.

EMPLOYEES

     At December 31, 1997, the Company actively employed 5,751 persons, of whom 2,028 were salaried and 3,723 were hourly paid. Of these employees, the Company's potash operations employed 1,550 people, the phosphate operations employed 2,648 people, the nitrogen operations employed 1,258 and 113 people were employed at PCS Joint Venture. The corporate office had a staff of 85 and 97 people were employed in the Company's sales group.

     The Company has entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2000. The Lanigan agreement expired on January 31, 1998. The Company and the Rocanville Potash Employees Association have a contract that expires on May 31, 1998. The agreement between IMC and the union representing the employees at the Esterhazy mine expired on January 31, 1998. Negotiations have commenced for new collective bargaining agreements for the Lanigan and Esterhazy mines. The Company's New Brunswick and Aurora operations are non-union. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2000. PCS Nitrogen has three locations with collective bargaining agreements: Clinton, which contract expires July 31, 1999; Memphis, which contract expires September 17, 2000; and LaPlatte, with a new contract that expires

January 31, 2003. In addition, the agreement between BPC and the union representing employees at the Lima plant expires September 30, 2000. The Company believes its relations with its employees to be good.

ROYALTIES AND CERTAIN TAXES

     Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company's tax, fees and royalty expenses were $68 million in 1997. On February 9, 1998, the government of the Province of Saskatchewan announced a reduction of the top marginal rate of the profits portion of the tax from 50% to 35%, effective January 1, 1998.

     The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 1997, the Company paid capital tax of $4.9 million and surtax of $11.9 million.

     The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company's expenses for such royalties and municipal taxes were $4.8 million in 1997.

     The Company does not make royalty payments in connection with its phosphate and nitrogen operations.

INCOME TAXES

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense and earned depletion allowance, such taxes have not yet become payable. However, PCS is subject to the Large Corporations Tax. In 1997, PCS began to book a deferred tax provision, at an effective tax rate of 35%, since the tax pools plus the non-capital losses carried forward are less than the book value of the assets. Assuming the status quo, the Company is likely to begin paying some Canadian income tax before the end of the decade.

     The subsidiaries of the Company which operate in the United States are subject to U.S. federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular cash income taxes. However, they are subject to the Alternative Minimum Tax, which may be carried forward indefinitely as a credit applied against future regular income tax liabilities. In addition, the Company is subject to United States withholding tax on certain payments received from its U.S. subsidiaries. The tax rate for 1997 was approximately 21% of income before taxes, of which 9 percentage points represented deferred income taxes, and 12 percentage points represented cash taxes. The tax rate for 1996 was approximately 24% of income before taxes, of which 14 percentage points represented deferred income taxes and 10 percentage points represented cash taxes.

     The Company's nitrogen subsidiaries operating in Trinidad are subject to Trinidad taxes. The foreign tax rate applicable to the Trinidad operations for 1997 was approximately 37% of income before taxes.

RESEARCH AND DEVELOPMENT

     The Company maintains research and development facilities located in Saskatoon, Saskatchewan, employing approximately 30 persons who concentrate on improving efficiency in mine operations and product quality. Research continues on the use of three-dimensional seismic methods and other geophysical tools to detect geological disturbances in ore seams. The Company is also proceeding with automation of mining machines. Other research includes measures to maintain and enhance product quality in transit and at offsite storage facilities. The Company supports research in agronomy through Potash & Phosphate Institute programs.

     The Company continues to evaluate ways to more fully automate its phosphate production facilities, including improvements to its sulfuric acid, phosphoric acid and purified phosphoric acid plants. The Company is also exploring ways of further debottlenecking its phosphate production facilities and selectively adding capacity through technological enhancements.

     PCS Nitrogen is utilizing a newly designed balancing system for large, high speed, rotating equipment to reduce downtime by improving motor stability and decreasing bearing wear by decreasing vibration and lowering oil temperatures. Other technology enhancements being considered for improving plant reliability are expanded applications of dry gas seals, better material selections in reforming and waste heat recovery systems and improved automation.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to environmental controls in the form of required permits and other applicable Canadian, U.S. and Trinidad and Tobago federal, provincial, state and local laws and regulations. Such laws and regulations govern, among other matters, air emissions, waste water discharges, land use and reclamation and solid and hazardous waste management. The Company believes that it is currently in material compliance with applicable environmental laws and regulations and believes that it is well positioned to meet anticipated requirements under these laws and regulations. Although significant capital expenditures and operating costs have been incurred and will continue to be incurred on account of these laws and regulations the Company does not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations, including the recently-enacted potash decommissioning regulations discussed below. The Company anticipates that its routine expenditures related to environmental matters in 1998 will not differ materially from the previous year.

ENVIRONMENTAL EXPENDITURES

Reclamation and Restoration Costs

     Site restoration and reclamation costs have been accrued for various sites. At December 31, 1997, the Company had accrued $32.0 million for the Aurora, North Carolina facility, $66.8 million for the White Springs, Florida facility, $27.4 million for the Moab, Utah facility and $13.0 million for various sulfur facilities. The idle sulfur facilities were part of the acquisition of Texasgulf and are undergoing dismantlement and environmental restoration efforts. The current portion of restoration and reclamation accrued in 1997 totaled $3.7 million. These amounts represent the Company's current estimate of potential site restoration and reclamation costs which were last assessed in November 1996. The expenditures are generally incurred over an extended period of time.

     Annual environmental expenditures for reclamation and restoration during the year ended December 31, 1997 were $67.0 million. Of this amount, $51.5 million was charged to operations, $4.9 million was capitalized and $10.6 million was charged against accrued reclamation costs.

Capping of By-product Gypsum Stacks

     In 1993, the State of Florida passed certain legislation requiring companies to reduce the potential environmental hazards associated with accumulations of by-product gypsum (gypsum stacks). The rule resulting from this legislation requires companies to "cap" the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity (no earlier than year 2010 for the Company) or after March 25, 2001 if groundwater standards are not being met. At December 31, 1997, a balance of $35.4 million was included in accrued reclamation costs for this gypsum stack capping requirement. The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS.

     In North Carolina, on exhaustion of the mine's phosphate reserves, disposition of the remaining gypsum must comply with the laws in place at that time.

Other Environmental Costs

     The Company's operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $15.5 million for the year ended December 31, 1997.

Capital Expenditures

     Each year the Company undertakes capital projects to improve pollution control facilities. In 1997, a total of approximately $10.5 million in capital expenditures was spent to meet the Company's environmental control objectives. The Company expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

     PCS Phosphate's capital expenditures with respect to environmental matters have been primarily related to air emission control, water management, land reclamation and solid waste disposal. In 1992, PCS Phosphate completed construction of a $30 million water management system at its Aurora mine and plant site that the Company believes will address significant water management issues with respect to both the mine and plant operations for the foreseeable future. Under the Company's system of discharge minimization, PCS Phosphate recycles water used in its slurries and cooling operations, adding new water as needed.

     With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements. These requirements include existing and anticipated regulations under the U.S. federal Clean Air Act, particularly the 1990 amendments thereto, and under state law. In particular, both federal and state regulation of hazardous air pollutants are expected to require additional pollution control equipment and increased operating expenditures at some U.S. facilities. Further, the U.S. Environmental Protection Agency ("EPA") has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards. Such standards are being challenged in the U.S. District Court for the District of Columbia. EPA has also proposed rules requiring the eastern most states to plan for the reduction of ozone and nitrogen oxide transport across state lines.

     The federal operating permit program is also expected to require the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. If the Company undertakes facility expansion at its White Springs, Geismar, Lima and/or certain other plants, a federal Prevention of Significant Deterioration permit may be required. Such permits would impose certain restrictions on air pollutant emissions from the expanded portions of such plants.

REGULATORY EVALUATION AND REMEDIATION

     In addition to environmental regulation of its present operations, the Company also may incur costs and liabilities in connection with its and its predecessors' past and present waste disposal practices and ownership and operation of real property and facilities, as well as its mining activities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of property at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or apportioned according to various equitable and other factors. In the course of its present and former operations, including those of divested businesses, PCS Phosphate, White Springs and PCS Nitrogen have generated and the Company will generate wastes that could result in liability for the Company under these laws.

     An EPA contractor conducted a screening site inspection in November 1989 of a portion of the Aurora facility in order to determine whether further investigation or cleanup should be conducted. The contractor's report identified certain pesticide and other contamination of the soil and potential migration pathways for contamination of surface water and, to a lesser degree, groundwater, and recommended that the site be evaluated for cleanup. The Company is not aware of any further action by EPA or its contractor at this site since the report of this inspection was issued in March 1991. Another EPA contractor conducted a screening site inspection in May 1990 on a site that includes the Company's Marseilles, Illinois facility in order to determine whether further investigation or cleanup of the site should be conducted. The contractor's report identified certain contamination of the soil and potential migration pathways for contamination of groundwater and surface water, but did not make any recommendations for further action. Illinois Environmental Protection Agency ("Illinois EPA") visited the site in April 1995. During February 1996, the Company received a CERCLA Site Inspection Report from Illinois EPA based on the April 1995 visitation. Officials of the Company were also advised verbally, by the Illinois EPA, that the site, which included the Marseilles facility, would be given a "no further action" status. However, the Company has received no written notice of this status from either EPA or Illinois EPA. The Company does not know if any cleanup will ultimately be required at these two sites, and consequently is unable to estimate the total costs of cleanup or its share of such costs if a cleanup is ordered. During September 1995, an investigation of the Saltville, Virginia facility was undertaken by EPA in connection with a review of the former operations of Olin Corporation conducted in and around Saltville. During October 1996, the Company received a copy of a Health Consultation for the Former Hydrazine Plant of Olin Corporation. The only item noted in the consultation report concerning the former hydrazine plant was the presence of lead around a tank foundation. The Company plans to analyze the soil at that tank location and to dispose of, in an appropriate manner, any soil having elevated levels of lead. The Company has no information indicating that any cleanup required in connection with the Aurora, Marseilles and Saltville sites will have a material adverse effect upon the Company's financial condition or results of operation. Further, the Company believes that if it has any material liability for such costs, it would have claims against third parties in connection with such liability. Any such claims would be based on statutory and/or common law obligations of third parties, such as former owners, occupiers or disposers.

     PCS Phosphate was initially named as a party in two cleanup matters involving the Colorado School of Mines Research Institute ("CSMRI") in connection with hazardous substances allegedly generated at some of the former operations of CSMRI. During May 1995, Elf (USA) advised EPA that Elf (USA) was handling the matter on behalf of Texasgulf and another former Elf (USA) subsidiary, Texasgulf Metals and Minerals Co. On January 28, 1997, EPA issued a notice that the required cleanup work at one of the sites had been completed.

     PCS Joint Venture and its general partner, Potash Corporation of Saskatchewan (Florida) Inc. ("PCS Florida"), a wholly-owned subsidiary of the Company, are subject to various environmental laws of the federal and local governments in the United States, and from time to time investigations relating to the enforcement of such laws. Currently, the Florida Department of Environmental Protection ("FDEP") is conducting an investigation into soil and ground water contamination of a PCS Joint Venture fertilizer plant located in Lakeland, Florida and certain adjoining property. Assessment of the contamination of the plant site and of certain adjoining property is continuing. No connection between the operations of PCS Joint Venture (or its predecessor Florida Favorite Fertilizer, Inc.) and the contamination has been established. The magnitude of any liability which PCS Joint Venture and PCS Florida may have regarding the Lakeland, Florida plant has not yet been determined.

     In June 1994, the Georgia Department of Natural Resources, Environmental Protection Division, wrote to PCS Joint Venture seeking certain environmental information regarding its Moultrie, Georgia location. In October 1994, an additional request for information was received from the EPA pursuant to Section 104(e) of CERCLA. Responses to both requests have been provided by PCS Joint Venture. Based on a preliminary investigation, there appears to be lead-contaminated soil at the site. However, a complete assessment of the site has not yet been completed, and the full nature and extent of the contamination cannot be quantified at this time. On September 30, 1997, the Georgia Department of Natural Resources, Environmental Protection Division, requested that Farmers Favorite Fertilizer submit a Compliance Status Report by March 30, 1998. Farmers Favorite Fertilizer has engaged outside consultants to assist in the preparation of such report.

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

     In connection with certain recent modifications and additions to the Geismar plant, consultants retained by PCS Nitrogen incorrectly estimated emissions levels for nitrous oxide ("N0x") associated with such projects. As a result, preconstruction permit applications required for such projects under the federal Clean Air Act were not filed by PCS Nitrogen. Pursuant to a consent order with the Louisiana Department of Environmental Quality ("LDEQ"), such applications were filed and LDEQ has issued both of the required preconstruction permits. Such permits do not require additional material N0x emissions controls.

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

     In 1990, PCS Nitrogen implemented a voluntary program to assess groundwater quality at the Clinton plant due to the presence of nitrates in the groundwater. PCS Nitrogen provided the results of its investigation to the Iowa Department of Natural Resources ("IDNR"). Pursuant to negotiations with the IDNR, the Company has conducted and will conduct further investigations and, if necessary, remediation. Further, the Clinton plant site is immediately adjacent to the Chemplex Superfund site at which groundwater remediation is currently being conducted. Certain volatile organic compounds associated with the Chemplex site have been detected in small amounts in the groundwater at the Clinton plant. It is also possible that remediation activities at the Chemplex site could result in increased levels of nitrates in groundwater at the Clinton plant. Recently, IDNR officials contacted PCS Nitrogen concerning elevated levels of nitrates in a receiving water down gradient of the Clinton plant. PCS Nitrogen and such officials are discussing further efforts to more clearly identify potential sources at the Clinton plant and to stem nitrate level increases. Nonetheless, based on currently available information, PCS Nitrogen expects that the cost of the further assessment and any remediation of nitrates will not have a material adverse effect on the Company.

     The Lima plant discharges wastewater to the Ottawa River under a National Pollutant Discharge Elimination System permit issued by the Ohio Environmental Protection Agency ("OEPA"). When the permit was renewed in 1989, the OEPA initially proposed to impose substantial limitations on certain substances present in the wastewater, based on concerns over the already impaired quality of the river water as a result of industrial or municipal discharges. The OEPA later agreed in an administrative settlement to a five-year permit for the Lima plant with discharge conditions that were more acceptable to the Lima plant's prior owner, BP Chemicals Inc. The permit expired in 1994, was administratively extended and renewed by the OEPA in July 1996, for a shorter than customary term ending October 31, 1997. PCS Nitrogen has filed an application for permit renewal and is entitled to operate under the current permit until such application is processed and acted upon. While PCS Nitrogen does not expect that substantial additional discharge restrictions will be imposed in conjunction with the next renewal, the OEPA may again seek to impose a reduction in the permitted discharge levels. Such restrictions may require the installation of improved treatment technology, the cost of which will depend on the limitations ultimately imposed.

     DSM, which conducts manufacturing operations immediately adjacent to the Augusta plant, is subject to certain corrective action requirements under its Resource Conservation and Recovery Act ("RCRA") hazardous waste management permit. Pursuant to these requirements, the Georgia Department of Natural Resources, Environmental Protection Division ("GEPD") identified a number of solid waste management units on DSM's property, including several on property formerly leased from DSM by PCS Nitrogen, for assessment and potential remediation. During 1996, PCS Nitrogen purchased the leased land and the GEPD required PCS Nitrogen to enter into a corrective action consent order for the performance of the assessment and remediation actions which would have been required of DSM with respect to the purchased land under its RCRA permit. PCS Nitrogen has submitted a draft remediation investigation work plan to the GEPD providing for the assessment of the solid waste management units identified by the GEPD at the Augusta plant. Because the draft work plan must be approved by the GEPD prior to implementation, PCS Nitrogen is currently not able to accurately estimate the amount of costs that will be incurred. Based on currently available information, however, PCS Nitrogen does not expect that such costs will have a material adverse effect on the Company.

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

PERMITS

     A significant portion of the Company's phosphate reserves in Aurora, North Carolina is located in wetlands and, under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the "Corps") before mining activity that will disturb the wetlands may occur. As part of the permit process for PCS Phosphate, the Corps issued a draft Environmental Impact Statement in January 1994 in which five alternative mine plans of PCS Phosphate were identified and evaluated for their environmental and other impacts. During May 1995, the Environmental Impact Statement was supplemented to add a sixth alternative. All six alternatives would enable mining to continue for twenty years at a mining rate of 5.4 million tonnes of phosphate rock per year. The cost of mining varies under each of the alternatives, given the significance of the costs of transporting the phosphate ore from the mine to the plants and of transporting gypsum and clay to reclamation areas. By letter dated November 21, 1996, PCS Phosphate requested that the alternative which would disturb the least amount of wetlands be approved by the Corps and that a permit be issued based on such alternative. In 1997, PCS Phosphate received its required authorizations from the State of North Carolina and on August 14, 1997, the Corps issued a permit granting approval to mine certain areas described in the Environmental Impact Statement through 2017. The permit contains a section on wetlands mitigation approach and methods regarding wetland impacts associated with mining covered by the permit. The Company has recently acquired additional land adjacent to its Aurora, North Carolina facilities for this purpose. In order to demonstrate the feasibility of such activities, as of December 31, 1997, the Company had created or restored 2,418 acres of wetlands.

     In addition to the wetlands permit from the Corps, the Company also needs additional authorizations from agencies of the State of North Carolina to continue its mining activities in North Carolina. The Company is required to have State mining permits that contain bonding and reclamation requirements. The Company has a State mining permit for the areas presently being mined by the Company that is effective through 2003, but this permit must be amended periodically to add additional acreage during this period. The

Company also holds another mining permit from the State for the area of the property that contains the wetlands covered by the permit issued by the Corps. This State permit has been renewed until 2005.

     Gypsum is a byproduct of the production of phosphoric acid. Gypsum is normally placed in above-ground storage areas called gypsum stacks. The gypsum stacks at the White Springs Facility will continue to be used and when closed will be covered or capped to the extent required under applicable regulations. The Florida Phosphogypsum Rule permits the use of existing gypsum stacks until they reach capacity, if groundwater standards are met as of and after March 25, 2001. Although the Company's management believes that it will be in compliance with such Rule and as such should be allowed to continue using its three gypsum stacks for their useful lives of 40 to 50 years, it is not certain how long White Springs will be allowed to continue using its gypsum stacks beyond the year 2001. A regulatory prohibition on use of existing stacks would result in a closure/new stack construction cost in excess of $100 million.

     Lands mined by White Springs after July 1, 1975 and unmined lands used in the mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the State of Florida Department of Environmental Protection ("FDEP") unless otherwise provided in, or pursuant to, a Memorandum of Agreement, dated February 1, 1995, between OxyChem and FDEP. The cost of reclamation of mandatory lands is borne solely by White Springs. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.

     In 1996, White Springs completed a series of federal, state, and local permitting actions effecting a major change in the regulation of the mining operation and land reclamation. Pursuant to an agreement with FDEP, White Springs will fund a land acquisition program for environmentally sensitive lands in the region near its operations. This concept is referred to as "off-site mitigation". Final approval of state plans to implement the agreement was granted in 1996, as was a required modification of existing mining permits from Hamilton County. White Springs made its first installment payment to the wetlands acquisition fund in April 1997. The advisory team and the selection team were formed during 1997. White Springs is considering seeking a modification to its existing permit to allow for the continuation of mining operations. In connection with such proposed modification, White Springs officials have met with affected regulatory, commenting and participating agencies, environmental organizations and other interested parties. Work on such modification is expected to continue through 1998. FDEPs and Hamilton County's approvals are valid for the life of the operations, and define operating and reclamation standards for that term. Additional permit revisions incorporating this change were secured from the Corps for federally-regulated wetlands mining. The revised Corps permit covers operations through the year 2002. Further Corps permitting will be necessary to apply the off-site mitigation concept to remaining wetlands. Failure to achieve application of this concept to additional Corps wetlands would result in higher reclamation costs if on-site wetlands were required. Failure to secure the required permits under either on-site or off-site mitigation would negatively affect reserves and costs.

POTASH DECOMMISSIONING REGULATIONS

     The environmental regulatory authorities in the Province of Saskatchewan have enacted regulations to require decommissioning and reclamation plans and financial assurances with respect to decommissioning by owners and operators of mines. Pursuant to the regulations, the Company filed a decommissioning plan for each of the Company's Saskatchewan mines with the responsible Minister in the spring of 1997. These plans contained a proposal for financial assurance to ensure completion of the plans and are subject to the approval of the Minister. An approved financial assurance plan must be established by March 31, 1999, or one year following approval of the decommissioning and reclamation plan, whichever is later. An initial response to the proposed plans was received by the Company in February 1998 and discussions with the environmental regulatory authorities are continuing. Because of the uncertainty surrounding the structure of the assurance mechanism, the Company is unable to accurately estimate the financial implications to the Company.

GOVERNMENT REGULATIONS

     In September 1987, legislation was adopted in Saskatchewan that authorized the government to control production at potash mines located in the Province of Saskatchewan. The legislation, which has not taken effect but which can be brought into effect by proclamation of the Cabinet of Saskatchewan, permits the Cabinet, and the Potash Resources Board which would be created under such legislation, to prescribe rates of potash production in Saskatchewan and to allocate production among individual mines. In determining rates for individual mines, the Potash Resources Board would take into account a mine's productive capacity, the rate of production from the mine, the present and future inventory and stockpile requirements for the mine, the portion of demand for potash that has been fulfilled by the primary production of potash from the mine and any additional factors that may be prescribed by regulation. Increases in production capacity would be subject to the approval of the government of Saskatchewan. The Company cannot predict at this time if or when the legislation will be proclaimed or its effects on the results of the Company's operations.

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held for each of the executive officers of the Company as at February 28, 1998 are as follows:

                 NAME                     AGE   SERVED SINCE                POSITION HELD
                 ----                     ---   ------------                -------------
CHARLES E. CHILDERS....................   65        1987       Chairman of the Board,
                                                               President and Chief Executive Officer
JOHN GUGULYN...........................   62        1987       Senior Vice President, Administration
BARRY E. HUMPHREYS.....................   54        1976       Senior Vice President, Finance and
                                                               Treasurer
JOHN L.M. HAMPTON......................   44        1988       Senior Vice President, General Counsel
                                                               and Secretary
WAYNE R. BROWNLEE......................   45        1988       Senior Vice President, Expansion and
                                                               Development
BETTY-ANN L. HEGGIE....................   44        1981       Senior Vice President, Corporate
                                                               Relations
WILLIAM J. DOYLE.......................   47        1987       President, PCS Sales
GARY E. CARLSON........................   44        1997       President, PCS Nitrogen
GARTH W. MOORE.........................   49        1982       President, PCS Potash
PETER BRAUN............................   58        1977       Vice President, Audit
DENIS A. SIROIS........................   42        1978       Vice President and Corporate Controller
THOMAS J. WRIGHT.......................   65        1995       President, PCS Phosphate

     All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President of Potash Corporation of Saskatchewan Sales Limited ("PCS Sales") and located in Chicago, Illinois prior to 1995 and was Executive Vice President, Potash and Sales, of the Company from 1995 until March 1997; Mr. Wright was President and Chief Operating Officer of Texasgulf from 1988 to 1993 and President and Chief Executive Officer from 1993 to April 1995. Prior to March 1997, Mr. Wright was Executive Vice President, PCS Phosphate. On April 27, 1995, Mr. Hampton, Mr. Brownlee, and Ms. Heggie were promoted from Vice President to Senior Vice President, and Mr. Braun was promoted from Director, Internal Audit, to Vice President. Prior to March 1997, Mr. Moore was Senior Vice President, Technical Services of the Company and prior to April 1995, he was Vice President, Technical Services. Mr. Carlson was Vice President of American Cyanimid, International Agricultural Products Group from 1993 to June 1996 and was Senior Vice President, Marketing of Arcadian from June 1996 to March 1997. Mr. Sirois was Controller of the Company prior to 1997.

ITEM 3.  LEGAL PROCEEDINGS.

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

CIVIL ANTITRUST COMPLAINTS

     In June, 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. The complaint sought treble damages in an unspecified amount and other relief. PCS and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit, on January 31, 1997. Oral arguments were heard on November 17, 1997.

     Additional complaints were filed in the California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. PCS moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The parties have agreed to stay proceedings pending the outcome of the appeal to the United States Court of Appeals for the Eighth Circuit. The Illinois State Court dismissed the Illinois State Court complaint for failure to state a cause of action. The Illinois plaintiff appealed that dismissal and that dismissal was affirmed by the Appellate Court of Illinois on November 27, 1996. On January 15, 1997 the appellate court denied the plaintiff's request for rehearing. On February 17, 1997, the plaintiff petitioned the Supreme Court of Illinois to review the Appellate Court's decision. The Illinois Supreme Court denied that petition on April 2, 1997.

LAKE CHARLES PLANT

     In connection with a 1992 incident at PCS Nitrogen's Lake Charles plant, PCS Nitrogen's liability insurers, in September 1996, negotiated preliminary settlements of substantially all of the civil litigation arising from the incident. The settlements, which in the aggregate are within the policy limits of PCS Nitrogen's liability insurance, have been finalized and approved by the court as to fairness. There remain three lawsuits on appeal to the United States Court of Appeals for the Fifth Circuit from the United States District Court for the Western District of Louisiana against PCS Nitrogen arising from the incident, which lawsuits were brought in July 1993 by former employees at the Lake Charles plant who allege that they were wrongfully terminated following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Company upon their resolution.

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian, filed lawsuits against PCS in the United States District Court for the Western District of Tennessee. The complaints allege that PCS breached employment agreements between Arcadian and the officers and breached the related assumption agreement among PCS, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against PCS also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. Trial with respect to the original four plaintiffs' claims has been set for August 17, 1998. Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company.

     On September 15, 1997, PCS and PCS Nitrogen filed an action in the Circuit Court of Tennessee for Thirtieth Judicial District at Memphis against J. Douglas Campbell, Peter H. Kesser, Alfred F. Williams, Charles W. Lance, Jr., and David
L. Alyea, for declaratory relief and damages. PCS and PCS Nitrogen allege that the defendants, all former executives of Arcadian,committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the Employment Agreements each of them had with Arcadian. In addition, PCS has sought a declaratory judgment with respect to the unenforceability of the Employment Agreements. On October 14, 1997, the defendants removed this action from the Circuit Court of Tennessee to the United States District Court for the Western District of Tennessee. On October 21, 1997, the five defendants filed counterclaims: (i) under the Employee Retirement Income Security Act of 1974, as amended, against PCS Nitrogen, (ii) alleging that PCS and PCS Nitrogen unlawfully interfered with their attainment of benefits under their Employment Agreements, and (iii) incorporating by reference all claims asserted in their individually filed complaints. The damages sought by the defendants in these counterclaims appear substantially equivalent to the damages sought in their individually filed suits as plaintiffs.

PORT AUTHORITY PROCEEDINGS

     On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), PCS Nitrogen and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The lawsuit was removed to federal court in New Jersey. On February 7, 1997, the defendants filed a motion to dismiss the suit for failure to state a claim upon which relief could be granted. On December 19, 1997, that motion was granted and the complaint was dismissed with prejudice. On January 15, 1998, the Port Authority appealed the dismissal to the United States Court of Appeals for the Third Circuit. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from PCS Nitrogen in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. PCS Nitrogen is unaware of any basis for liability and intends to continue to vigorously defend the lawsuit.

DOJ INVESTIGATIONS

     In 1993, PCS Nitrogen learned that the Antitrust Division of the Department of Justice (the "DOJ") had initiated a grand-jury investigation of pricing practices in the explosives industry. In response to a subpoena issued in that investigation, PCS Nitrogen produced to the DOJ in 1994 and 1995 documents concerning ammonium nitrate sold to explosives manufacturers. In late 1996 and early 1997, PCS Nitrogen learned that the DOJ had begun contacting current and former PCS Nitrogen employees seeking information concerning PCS Nitrogen's pricing of ammonium nitrate in 1992. PCS Nitrogen is cooperating fully with the DOJ investigation and has been informed by the DOJ that, based on currently available information, neither PCS Nitrogen nor any of its current or former directors, officers or employees is a target of the investigation. PCS Nitrogen believes that neither it nor its employees have violated the antitrust laws and that the DOJ's investigations are unlikely to result in a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under "Common Share Prices and Volumes" in the registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information under "Selected Ten-Year Data" in the registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and notes thereto in the registrant's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under "Election of Directors" in the Proxy Circular for the Annual and Special Meeting of Shareholders in 1998 is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Company" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under "Executive Compensation" in the Proxy Circular for the Annual and Special Meeting of Shareholders in 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under "Ownership of Shares by Directors and Executive Officers" and "Election of Directors" in the Proxy Circular for the Annual and Special Meeting of Shareholders in 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Election of Directors" and "Executive Compensation" in the Proxy Circular for the Annual Meeting of Shareholders in 1998 is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed as Part of this Report

1. Financial Statements in Annual Report

Auditors' Report............................................     44
Consolidated Statements of Financial Position...............     45
Consolidated Statements of Income and Retained Earnings.....     46
Consolidated Statements of Cash Flow........................     47
Notes to the Consolidated Financial Statements..............  48-61

2. Schedules

     All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
2(a)     Agreement and Plan of Merger dated September 2, 1996, as
         amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
         2(a) to Amendment Number 2 to the registrant's Form S-4
         (File No. 333-17841).
3(i)     Restated Articles of Incorporation of the registrant dated
         October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
         10-K for the year ended December 31, 1995 (the "1995 Form
         10-K").
3(ii)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
4(a)     Term Credit Agreement between The Bank of Nova Scotia and
         other financial institutions and the registrant dated
         October 4, 1996, incorporated by reference to Exhibit 4(b)
         to the registrant's Form S-4 (File No. 333-17841).
4(b)     First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated
         November 6, 1997.
4(c)     Second Amending Agreement between the Bank of Nova Scotia
         and other financial institutions and the registrant dated
         December 15, 1997.
4(d)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
         incorporated by reference to Exhibit 4(a) the registrant's report on Form 8-K dated June 18, 1997.
The registrant hereby undertakes to file with the Securities and
Exchange Commission, upon request, copies of any constituent instruments defining the rights of holders of long-term debt of the registrant or its subsidiaries that have not been filed herewith because the amounts represented thereby are less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
10(a)    Suspension Agreement concerning Potassium Chloride from
         Canada dated January 7, 1988, among U.S. Department of
         Commerce, the registrant, International Minerals and
         Chemical (Canada) Limited, Noranda, Inc. (Central Canada
         Potash Co.), Potash Company of America, a Division of Rio
         Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
         Ltd., Potash Company of Canada Limited, Agent for
         Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
         incorporated by reference to Exhibit 10(a) to the
         registrant's registration statement on Form F-1 (File No.
         33-31303) (the "F-1 Registration Statement").

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
         Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales and Texasgulf Inc., incorporated by
         reference to Exhibit 10(f) to the F-1 Registration
         Statement.
10(c)    Canpotex Limited Shareholders Seventh Memorandum of
         Agreement effective April 21, 1978, between Central Canada
         Potash, Division of Noranda Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
         amended by Canpotex S & P amending agreement dated November
         4, 1987, incorporated by reference to Exhibit 10(g) to the
         F-1 Registration Statement.
10(d)    Producer Agreement dated April 21, 1978, between Canpotex
         Limited and PCS Sales, incorporated by reference to Exhibit
         10(h) to the F-1 Registration Statement.
10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
         L.P. dated as of March 3, 1992 (form), and the related
         Certificate of Limited Partnership of Arcadian Fertilizer,
         L.P., filed with the Secretary of State of the State of
         Delaware on March 3, 1992 (incorporated by reference to
         Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
         Registration Statement on Form S-1 (File No. 33-45828)).
10(f)    Geismar Complex Services Agreement dated June 4, 1984,
         between Allied Corporation and Arcadian Corporation,
         incorporated by reference to Exhibit 10.4 to Arcadian
         Corporation's Registration Statement on Form S-1 (File No.
         33-34357).
10(g)    Canpotex/PCS Amending Agreement, dated with effect October
         1, 1992, incorporated by reference to Exhibit 10(f) to the
         1995 Form 10-K.
10(h)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
         dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(i)    Esterhazy Restated Mining and Processing Agreement dated
         January 31, 1978, between International Minerals and
         Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(j)    Agreement dated December 21, 1990, between International
         Minerals & Chemical Corporation (Canada) Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
         Form 10-K for the year ended December 31, 1990.
10(k)    Operating Agreement dated May 11, 1993, between BP Chemicals
         Inc. and Arcadian Ohio, L.P., as amended by the First
         Amendment to the Operating Agreement dated as of November
         20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
         ("First Amendment"), incorporated by reference to Exhibit
         10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
         First Amendment which is incorporated by reference to
         Arcadian Corporation's report on Form 10-K for the year
         ended December 31, 1995 and the Second Amendment, dated as of November 25, 1996, filed as Exhibit 10(k) to this Form
         10-K.
10(l)    Manufacturing Support Agreement dated May 11, 1993, between
         BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
         current report on Form 8-K for the report event dated May
         11, 1993, except for the First Amendment dated as of
         November 25, 1996, filed as Exhibit 10(l) to this Form 10-K.
10(m)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
         Quarter 1997 Form 10-Q").
10(n)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(o)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(p)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(q)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Nitrogen Leasing Company, Limited
         Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(r) to the Second
         Quarter 1997 Form 10-Q.
10(r)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Trinidad Ammonia Company, Limited
         Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(s) to the Second
         Quarter 1997 Form 10-Q.
10(s)    Agreement dated January 1, 1997 between the registrant and
         Charles E. Childers.
10(t)    Potash Corporation of Saskatchewan Inc. Stock Option
         Plan -- Unaffiliated Directors, incorporated by reference to
         Exhibit 4(a) to the registrant's Post-effective Amendment
         No. 1 to Form S-8 (File No. 333-19215) (the "Form S-8").
10(u)    Potash Corporation of Saskatchewan Inc. Stock Option
         Plan -- Officers and Key Employees, incorporated by
         reference to Exhibit 4(b) to the Form S-8.
10(v)    Short-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(w) to the
         Second Quarter 1997 Form 10-Q.
10(w)    Long-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(x) to the
         Second Quarter 1997 Form 10-Q.
10(x)    Resolution and Forms of Agreement for Supplemental
         Retirement Income Plan, for officers and key employees of
         the registrant, incorporated by reference to Exhibit 10(o)
         to the 1995 Form 10-K.
10(y)    Forms of Agreement dated December 30, 1994, between the
         registrant and certain officers of the registrant,
         concerning a change in control of the registrant,
         incorporated by reference to Exhibit 10(p) to the 1995 Form
         10-K.
10(z)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
         to the 1995 Form 10-K.
10(aa)   Employment Agreement between Arcadian Corporation and Gary
         E. Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on
         Form 10-Q for the period ended March 31, 1997.
10(bb)   Deferred Compensation Plan, for certain officers of PCS
         Phosphate Company, Inc., incorporated by reference to
         Exhibit 10(r) to the 1995 Form 10-K.
10(cc)   Supplemental Retirement Benefits Plan, for eligible
         employees of PCS Phosphate Company, Inc., incorporated by
         reference to Exhibit 10(s) to the 1995 Form 10-K.
10(dd)   Second Amended and Restated Membership Agreement dated
         January 1, 1995, among Phosphate Chemicals Export
         Association, Inc. and members of such association, including
         Texasgulf Inc., incorporated by reference to Exhibit 10(t)
         to the 1995 Form 10-K.
10(ee)   International Agency Agreement dated January 1, 1995,
         between Phosphate Chemicals Export Association, Inc. and
         Texasgulf Inc. establishing Texasgulf Inc. as exclusive
         marketing agent for such association's wet phosphatic
         materials, incorporated by reference to Exhibit 10(u) to the
         1995 Form 10-K.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(ff)   General Partnership Agreement forming Albright & Wilson
         Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
         10-K.
10(gg)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(hh)   Amending Resolution and revised forms of agreement regarding
         Supplemental Retirement Income Plan of the registrant,
         incorporated by reference to Exhibit 10(x) to the
         registrant's report on Form 10-Q for the quarterly period
         ended June 30, 1996.
10(ii)   Employment Agreement dated January 21, 1998, by and between
         PCS Phosphate Company, Inc. and Thomas J. Wright.
10(jj)   Shareholder Rights Agreement as amended and restated on
         March 2, 1998, incorporated by reference to Schedule B to
         the registrant's proxy circular for the annual and special meeting of shareholders to be held on May 7, 1998.
11       Statement re Computation of Per Share Earnings.
13       1997 Annual Report.
21       Subsidiaries of the Registrant.
23       Consent of Deloitte & Touche.
27       Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of 1997.

CAUTIONARY STATEMENT

     This report contains forward looking statements. A number of factors could cause actual results to differ materially from those in the forward looking statements, including, but not limited to, fluctuation in supply and demand in fertilizer markets, fluctuation in supply and demand in sulfur and petrochemical markets, changes in capital markets, changes in currency exchange rates, unexpected geological or environmental conditions, imprecision in reserve estimates and changes in governmental policy.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POTASH CORPORATION OF SASKATCHEWAN INC.

                                     By: /s/ CHARLES E. CHILDERS
                                       -----------------------------------------
                                       Charles E. Childers
                                       Chief Executive Officer
                                       March 27, 1998

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

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
          /s/ CHARLES E. CILDERS            Chairman of the Board, President and Chief  March 27, 1998
------------------------------------------  Executive Officer
           Charles E. Childers

          /s/ BARRY E. HUMPHREYS            Sr. Vice President, Finance and Treasurer   March 27, 1998
------------------------------------------  (Principal Financial and Accounting
            Barry E. Humphreys              Officer)

          /s/ ISABEL B. ANDERSON            Director                                    March 27, 1998
------------------------------------------
            Isabel B. Anderson

          /s/ DOUGLAS J. BOURNE             Director                                    March 27, 1998
------------------------------------------
            Douglas J. Bourne

            /s/ DENIS J. COTE               Director                                    March 27, 1998
------------------------------------------
              Denis J. Cote

           /s/ WILLIAM J. DOYLE             Director                                    March 27, 1998
------------------------------------------
             William J. Doyle

     /s/ HON. WILLARD Z. ESTEY, Q.C.        Director                                    March 27, 1998
------------------------------------------
       Hon. Willard Z. Estey, Q.C.

            /s/ DALLAS J. HOWE              Director                                    March 27, 1998
------------------------------------------
              Dallas J. Howe

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

           /s/ JAMES F. LARDNER             Director                                    March 27, 1998
------------------------------------------
             James F. Lardner

          /s/ DONALD E. PHILLIPS            Director                                    March 27, 1998
------------------------------------------
            Donald E. Phillips

           /s/ PAUL SCHOENHALS              Director                                    March 27, 1998
------------------------------------------
             Paul Schoenhals

           /s/ DARYL K. SEAMAN              Director                                    March 27, 1998
------------------------------------------
             Daryl K. Seaman

      /s/ E. ROBERT STROMBERG, Q.C.         Director                                    March 27, 1998
------------------------------------------
        E. Robert Stromberg, Q.C.

             /s/ JACK G. VICQ               Director                                    March 27, 1998
------------------------------------------
               Jack G. Vicq

          /s/ BARRIE A. WIGMORE             Director                                    March 27, 1998
------------------------------------------
            Barrie A. Wigmore

             /s/ PAUL S. WISE               Director                                    March 27, 1998
------------------------------------------
               Paul S. Wise

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
2(a)          Agreement and Plan of Merger dated September 2, 1996, as amended, by and among the registrant, Arcadian Corporation and PCS
              Nitrogen, Inc., incorporated by reference to Exhibit 2(a) to
              Amendment Number 2 to the registrant's Form S-4 (File No.
              333-17841).

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

4(b) First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated
              November 6, 1997.

4(c) Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated
              December 15, 1997.

4(d) Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) the registrant's report on Form 8-K dated June 18, 1997.

10(a)         Suspension Agreement concerning Potassium Chloride from
              Canada dated January 7, 1988, among U.S. Department of
              Commerce, the registrant, International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada
              Potash Co.), Potash Company of America, a Division of Rio
              Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
              Ltd., Potash Company of Canada Limited, Agent for
              Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's registration statement on Form F-1 (File No.
              33-31303) (the "F-1 Registration Statement").

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

10(f) Geismar Complex Services Agreement dated June 4, 1984, between Allied Corporation and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian
              Corporation's Registration Statement on Form S-1 (File No.
              33-34357).

10(g)         Canpotex/PCS Amending Agreement, dated with effect October
              1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
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

10(k)         Operating Agreement dated May 11, 1993, between BP Chemicals
              Inc. and Arcadian Ohio, L.P., as amended by the First
              Amendment to the Operating Agreement dated as of November
              20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
              ("First Amendment"), incorporated by reference to Exhibit
              10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995 and the Second Amendment, dated as of November 25, 1996, filed as Exhibit 10(k) to this Form
              10-K.

10(l)         Manufacturing Support Agreement dated May 11, 1993, between
              BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May
              11, 1993, except for the First Amendment, dated as of November 25, 1996, filed as Exhibit 10(l) to this Form 10-K.

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

10(s) Agreement dated January 1, 1997 between the registrant and Charles E. Childers.

10(t)         Potash Corporation of Saskatchewan Inc. Stock Option
              Plan -- Unaffiliated Directors, incorporated by reference to
              Exhibit 4(a) to the registrant's Post-effective Amendment
              No. 1 to Form S-8 (File No. 333-19215) (the "Form S-8").

10(u)         Potash Corporation of Saskatchewan Inc. Stock Option
              Plan -- Officers and Key Employees, incorporated by reference to Exhibit 4(b) to the Form S-8.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
10(v)         Short-Term Incentive Plan of the registrant, as amended May
              7, 1997, incorporated by reference to Exhibit 10(w) to the
              Second Quarter 1997 Form 10-Q.

10(w)         Long-Term Incentive Plan of the registrant, as amended May
              7, 1997, incorporated by reference to Exhibit 10(x) to the Second Quarter 1997 Form 10-Q.

10(x)         Resolution and Forms of Agreement for Supplemental
              Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form
              10-K.

10(z) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(aa)        Employment Agreement between Arcadian Corporation and Gary
              E. Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on Form 10-Q for the period ended March 31, 1997.

10(bb)        Deferred Compensation Plan, for certain officers of PCS
              Phosphate Company, Inc., incorporated by reference to
              Exhibit 10(r) to the 1995 Form 10-K.

10(cc) Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.

10(dd)        Second Amended and Restated Membership Agreement dated
              January 1, 1995, among Phosphate Chemicals Export
              Association, Inc. and members of such association, including
              Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ee) International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and
              Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(ff)        General Partnership Agreement forming Albright & Wilson
              Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
              10-K.

10(gg) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(hh)        Amending Resolution and revised forms of agreement regarding
              Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996.

10(ii)        Employment Agreement dated January 21, 1998 by and between
              PCS Phosphate Company, Inc. and Thomas J. Wright.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
10(jj)        Shareholder Rights Agreement as amended and restated March
              2, 1998, incorporated by reference to Schedule B to the
              registrant's proxy circular for the annual and special
              meeting of shareholders to be held on May 7, 1998.
11            Statement re Computation of Per Share Earnings.
13            1997 Annual Report.
21            Subsidiaries of the Registrant.
23            Consent of Deloitte & Touche
27            Financial Data Schedule.