Form 10-Q
period 1998-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1998-05-13
CIK 855931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                 122 - 1ST AVENUE SOUTH                                             S7K 7G3
             SASKATOON, SASKATCHEWAN, CANADA                                      (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     As at April 30, 1998, Potash Corporation of Saskatchewan Inc. (the "Company") had 54,217,928 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net sales...................................................  $583,812    $464,834
Cost of goods sold..........................................   433,139     349,807
                                                              --------    --------
GROSS MARGIN................................................   150,673     115,027
                                                              --------    --------
Selling and administrative..................................    29,859      19,289
Provincial mining and other taxes...........................    20,917      10,503
Other income................................................    (9,893)     (5,278)
                                                              --------    --------
                                                                40,883      24,514
                                                              --------    --------
OPERATING INCOME............................................   109,790      90,513
INTEREST EXPENSE............................................    20,108      13,818
                                                              --------    --------
INCOME BEFORE INCOME TAXES..................................    89,682      76,695
INCOME TAXES................................................    26,673      20,330
                                                              --------    --------
NET INCOME..................................................    63,009      56,365
RETAINED EARNINGS, BEGINNING OF PERIOD......................   680,356     438,526
DIVIDENDS...................................................   (13,372)    (14,322)
                                                              --------    --------
RETAINED EARNINGS, END OF PERIOD............................  $729,993    $480,569
                                                              ========    ========
NET INCOME PER SHARE (NOTE 5)...............................  $   1.17    $   1.18
                                                              ========    ========
DIVIDENDS PER SHARE (NOTE 6)................................  $   0.25    $   0.27
                                                              ========    ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   32,810      $    8,756
  Accounts receivable.......................................     339,961         351,154
  Inventories (Note 4)......................................     345,803         353,425
  Prepaid expenses..........................................      32,539          21,131
                                                              ----------      ----------
                                                                 751,113         734,466
Property, plant and equipment...............................   2,979,622       2,995,625
Goodwill....................................................     570,627         574,296
Other assets................................................     129,002         123,205
                                                              ----------      ----------
                                                              $4,430,364      $4,427,592
                                                              ==========      ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................  $   96,933      $  101,928
  Accounts payable and accrued charges......................     349,439         348,103
  Current portion of long-term debt.........................       2,240           2,740
                                                              ----------      ----------
                                                                 448,612         452,771
Long-term debt..............................................   1,079,165       1,129,964
Deferred income tax liability...............................     335,551         338,431
Accrued post-retirement/post-employment benefits............     126,814         123,418
Accrued reclamation costs...................................     131,831         139,105
Other non-current liabilities and deferred credits..........      16,408          16,012
                                                              ----------      ----------
                                                               2,138,381       2,199,701
                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................   1,225,504       1,211,049
Contributed Surplus.........................................     336,486         336,486
Retained Earnings...........................................     729,993         680,356
                                                              ----------      ----------
                                                               2,291,983       2,227,891
                                                              ----------      ----------
                                                              $4,430,364      $4,427,592
                                                              ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1998         1997
                                                              --------    -----------
OPERATING ACTIVITIES
Net income..................................................  $ 63,009    $    56,365
Items not affecting cash
  Depreciation and amortization.............................    48,171         31,341
  Loss on disposal of fixed assets..........................       134            439
  Provision for deferred income taxes.......................    20,532         15,269
  Provision for post-retirement/post-employment benefits....     2,553          1,882
                                                              --------    -----------
                                                               134,399        105,296
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................    17,013         29,635
  Inventories...............................................     8,705          1,243
  Prepaid expenses..........................................    (9,823)        (8,738)
  Accounts payable and accrued charges......................   (15,095)       (36,830)
Accrued reclamation costs...................................    (2,707)        (2,082)
Other non-current liabilities and deferred credits..........       396         (5,959)
                                                              --------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES.......................   132,888         82,565
                                                              --------    -----------
INVESTING ACTIVITIES
Acquisition of Arcadian Corporation.........................        --     (1,039,858)
Additions to property, plant and equipment..................   (18,152)       (25,282)
Proceeds from disposal of fixed assets......................       302            196
(Additions to) disposals of other assets....................    (1,496)         1,050
                                                              --------    -----------
CASH USED IN INVESTING ACTIVITIES...........................   (19,346)    (1,063,894)
                                                              --------    -----------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES...............   113,542       (981,329)
                                                              --------    -----------
FINANCING ACTIVITIES
(Repayment of) proceeds from long-term obligations..........   (85,576)       743,408
(Repayment of) proceeds from short-term debt................    (4,995)       140,000
Repayment of Senior Notes...................................        --       (374,100)
Dividends...................................................   (13,372)       (14,322)
Issuance of shares..........................................    14,455        573,708
                                                              --------    -----------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............   (89,488)     1,068,694
                                                              --------    -----------
INCREASE IN CASH............................................    24,054         87,365
CASH AND CASH EQUIVALENTS (BANK INDEBTEDNESS), BEGINNING OF
  PERIOD....................................................     8,756         (6,330)
                                                              --------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 32,810    $    81,035
                                                              ========    ===========
Supplemental cash flow disclosure
  Interest paid.............................................  $  9,854    $     9,724
  Income taxes paid.........................................  $  8,631    $     3,730
                                                              ========    ===========

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its operating subsidiaries (the "Company" except to the extent the context otherwise requires):
     -- PCS Sales (Canada) Inc.
          -- PCS Sales (Iowa), Inc.
          -- PCS Sales (Indiana), Inc.
          -- Potash Corporation of Saskatchewan (Florida) Inc.
     -- Potash Corporation of Saskatchewan Transport Limited
     -- PCS Sales (USA), Inc.
     -- PCS Phosphate Company, Inc.
          -- Albright & Wilson Company (proportionately consolidated)
     -- White Springs Agricultural Chemicals, Inc.
     -- PCS Nitrogen, Inc. (PCS Nitrogen)
          -- PCS Nitrogen Fertilizer, L.P.
          -- PCS Nitrogen Ohio, L.P.
          -- PCS Nitrogen Limited
          -- PCS Nitrogen Fertilizer Limited
          -- PCS Nitrogen Trinidad Limited
     -- PCS Cassidy Lake Company (PCS Cassidy Lake)

 2. CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 3465 of the Canadian Institute of Chartered Accountants Handbook "Income Taxes." Under this accounting policy, deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense for the period is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The effect of this change on prior period financial statements and current period results is not significant.

 3. ACQUISITION OF POTASH COMPANY OF CANADA LIMITED

     On March 3, 1998, the Company acquired all the outstanding shares of Potash Company of Canada Limited for cash of $11,488 (subject to adjustment). Concurrent with the closing, the name Potash Company of Canada Limited was changed to PCS Cassidy Lake Limited and this company was subsequently wound up. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Cassidy Lake have been included in the consolidated financial statements from March 4, 1998.

     The consolidated financial statements are based on a preliminary allocation of the purchase price (which is subject to adjustment). Changes to the consolidated financial statements are expected as the purchase price is adjusted, evaluations of assets and liabilities are completed, and additional information becomes available.

Accordingly, the final allocated values may differ from the amounts set forth in the consolidated financial statements.

     Due to the cessation of mining activities at PCS Cassidy Lake prior to the acquisition, no pro forma information is being presented.

 4. INVENTORIES

                                                         MARCH 31,    DECEMBER 31,
                                                           1998           1997
                                                        -----------   ------------
                                                        (UNAUDITED)
Finished product......................................   $169,694       $162,181
Materials and supplies................................    109,206        107,518
Raw materials.........................................     46,988         59,689
Work in process.......................................     19,915         24,037
                                                         --------       --------
                                                         $345,803       $353,425
                                                         ========       ========

 5. NET INCOME PER SHARE (EARNINGS PER SHARE)

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the three months ended March 31, 1998 of 54,007,000 (1997 -- 47,823,000).

 6. DIVIDENDS

     The Company declares its dividends in Canadian dollars.

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

     Non-cash financing and investing activities: Non-cash financing and investing activities are included in the statement of cash flow. US GAAP requires that non-cash financing and investing activities be disclosed supplementally rather than being included in the statement of cash flow.

     In 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company has decided to continue to apply APB Opinion 25 for measurement of compensation of employees.

     The application of US GAAP, as described above, would not have significant effects on net income, net income per share, total assets or shareholders' equity.

 8. COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation. Results for the first two months of 1997 do not include the operations of PCS Nitrogen (formerly Arcadian Corporation) acquired March 6, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen (formerly Arcadian Corporation) on March 6, 1997. Phosphate data since March 6, 1997 includes phosphate produced by the acquired Geismar operation.

     Net sales and net income for the three months ended March 31, 1998 improved 26 percent and 12 percent, respectively, over the same period in 1997. Net income for the three months ended March 31, 1998 was $63.0 million
(1997 -- $56.4 million) on net sales of $583.8 million (1997 -- $464.8 million), or $1.17 per share (1997 -- $1.18 per share). For the first three months of 1998, gross margin and operating income were $150.7 million and $109.8 million, respectively, compared to a gross margin of $115.0 million and operating income of $90.5 million for the same period in 1997 (increases of 31 percent and 21 percent, respectively).

     For the three months ended March 31, 1998, North American and offshore net sales revenue was $425.7 million (1997 -- $327.2 million) and $158.1 million (1997 -- $137.6 million), respectively. North American net sales revenue represented 73 percent (1997 -- 70 percent) of total net sales revenue, whereas offshore sales represented 27 percent of net sales revenue (1997 -- 30 percent).

     Potash, phosphate and nitrogen net sales revenue for the first three months of 1998 was $146.0 million (1997 -- $107.0 million), $245.5 million
(1997 -- $223.8 million), and $192.3 million (1997 -- $134.0 million), respectively.

     Gross margin for the first three months of 1998 increased $35.6 million or 31 percent over the same period in 1997. Gross margin for potash products was $84.3 million, an increase of $37.1 million when compared to the first three months of 1997. Gross margin for phosphate products was $52.1 million, an increase of $12.7 million when compared to the first three months of 1997. Gross margin for nitrogen products was $14.3 million, a decrease of $14.1 million when compared to 1997.

POTASH

     Potash net sales revenue for the three months ended March 31, 1998 was $146.0 million representing 25 percent of consolidated net sales revenue. Gross margin for potash was $84.3 million (1997 -- $47.2 million) or 56 percent of consolidated gross margin.

     In the first three months of 1998, North American sales volumes increased 8 percent over the same period in 1997. This record first quarter reflects the Company's capture of a portion of sales tonnes previously supplied by Potacan (a former competitor whose mine flooded in June 1997), customers buying in advance of anticipated price increases and higher acres planted. Potash prices increased 27 percent in the domestic market due to strong demand coupled with tighter supply as a result of the closure of the Potacan mine and another competitor's mine in New Mexico. Offshore sales volumes increased by 19 percent due to large volume sales to China and Brazil. Prices realized in the offshore markets increased 14 percent as a new contract at higher prices was signed with Japan and prices in China and Brazil are higher than last year.

     North American net sales revenue from potash operations represented 41 percent of the potash net sales revenue of the Company during this year's first three months. In the first three months of 1998, the increase in North American potash sales volumes and an increase in North American prices resulted in a $16.4 million increase in North American potash net sales revenue over the same period in 1997. North American potash sales volumes for the first three months of 1998 increased 0.055 million tonnes (1998 -- 0.744 million tonnes;
1997 -- 0.689 million tonnes).

     In the first three months of 1998, offshore net sales revenue from potash operations represented 59 percent of potash net sales revenue of the Company. In the first three months of 1998, the increase in offshore sales volumes and offshore selling price resulted in a $22.6 million increase in offshore potash net sales revenue over the same period in 1997. In the offshore market, the Company sold 1.019 million tonnes during the first three months of 1998 (1997 -- 0.857 million tonnes). Of the
1.019 million tonnes, 0.863 million tonnes were sold through Canpotex and the remaining 0.156 million tonnes were produced by PCS New Brunswick Division and sold and delivered to offshore markets by PCS Sales.

PHOSPHATE

     Phosphate net sales revenue for the three months ended March 31, 1998 was $245.5 million representing 42 percent of the consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphates $84.8 million (35 percent); solid phosphates $91.4 million (37 percent); feed supplements $46.4 million (19 percent); industrial products $22.7 million (9 percent) and phosphate rock $0.2 million. For the same three months of 1997 net sales revenue was $223.8 million; liquid phosphates $66.3 million (30 percent); solid phosphates $84.3 million (38 percent); feed supplements $50.6 million (23 percent); industrial products $21.6 million (10 percent) and phosphate rock $1.0 million. Gross margin for phosphate was $52.1 million (1997 -- $39.4 million) or 35 percent of consolidated gross margin.

     For the three months ended March 31, 1998 net sales revenue from liquid and solid phosphates was $176.2 million (1997 -- $150.6 million) with sales volumes of 0.864 million tonnes (1997 -- 0.758 million tonnes). Solid phosphates (substantially all DAP) accounted for 37 percent (1997 -- 38 percent) of the total phosphate net sales revenue. Liquid phosphate prices increased by 8 percent (due to a large percentage of higher priced domestic product in the sales mix) and sales volumes increased by 18 percent (which is due to the Geismar operations), resulting in additional net sales revenue of $18.5 million over the first three months of 1997. Solid phosphate prices declined 2 percent as compared to the first three months of 1997. However, this was offset by a volume increase of 11 percent resulting in an increase of net sales revenue of $7.2 million compared to the first three months of 1997. Higher first quarter domestic sales volumes resulted from anticipated demand for spring planting. Offshore sales volumes increased due to PhosChem's improved market share.

     Net sales revenue from feed supplements and industrial products during the first three months was $69.1 million (1997 -- $72.2 million) with sales volumes of 0.243 million tonnes (1997 -- 0.255 million tonnes). Feed supplement prices were steady and volumes decreased 8 percent as compared to the first three months of 1997. This resulted in a reduction of net sales revenue of $4.2 million. The pressure on feed supplement prices and reduction in volumes are the result of reduced sales to Asian markets and the higher use of bone meal in the domestic market. Industrial product prices declined by 2 percent while sales volumes increased by 8 percent. The result was additional net sales revenue of $1.2 million. Non-fertilizer products represented 31 percent of phosphate sales volumes but accounted for 49 percent of the phosphate gross margin.

NITROGEN

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen (formerly Arcadian Corporation) on March 6, 1997.

     Nitrogen net sales revenue for the first three months was $192.3 million (1997 -- $134.0 million) representing 33 percent of consolidated net sales revenue. Net sales revenue includes $21.1 million (1997 -- $51.4 million) of purchased nitrogen products for resale. The overall gross margin was impacted negatively by reductions in sales prices. Realized prices were also negatively affected by a non-recurring charge for a fourth quarter 1997 billing adjustment of approximately $4.7 million (before tax) not taken until the first quarter of 1998. The Company earned less in three months in the nitrogen business in 1998 than it did in the month of March of 1997, due to last year's higher prices. Prices remained low, but strengthened towards the end of the quarter.

     Manufactured nitrogen net sales revenue for the three months ended March 31, 1998 was $171.2 million (1997 -- $82.6 million). The distribution of this revenue was as follows: ammonia $41.9 million (24 percent); urea $53.5 million (31 percent); nitrogen solutions $42.0 million (25 percent) and other nitrogen products $33.8 million (20 percent). For the first three months of 1997 manufactured nitrogen net sales revenue was $82.6 million as follows: ammonia $14.9 million (18 percent); urea $34.2 million (41 percent); nitrogen solutions $19.4 million (23 percent) and other nitrogen products $14.1 million (18 percent). Gross margin for nitrogen products was $14.3 million or 9 percent of consolidated gross margin.

     For the first three months of 1998 sales tonnes for manufactured nitrogen products were as follows: ammonia 0.335 million tonnes; urea 0.389 million tonnes; nitrogen solutions 0.556 million tonnes and other nitrogen products
0.276 million tonnes. Sales tonnes for manufactured nitrogen products for the first quarter of 1997 were as follows: ammonia 0.070 million tonnes; urea 0.181 million tonnes; nitrogen solutions 0.178 million tonnes and other nitrogen products 0.100 million tonnes. Purchased nitrogen products sales volumes for the three months ended March 31, 1998 were 0.224 million tonnes (1997 -- 0.245 million tonnes).

     The nitrogen market came under pressure last year when China stopped buying urea, depressing prices. Less ammonia was then upgraded to urea, which pulled ammonia prices down. The market for nitrogen solutions was also affected. However, the Company continues to sell a large portion of its North American nitrogen production to the more stable industrial market (non-fertilizer net sales revenue was 46 percent of total nitrogen net sales revenue in the first quarter of 1998).

COST OF GOODS SOLD

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen (formerly Arcadian Corporation) on March 6, 1997.

     For the three months ended March 31, 1998, the Company produced 1.996 million potassium chloride (KCl) tonnes, compared to 1.653 million tonnes in the first three months of 1997, an increase of 0.343 million tonnes (21 percent). For the three months ended March 31, 1998, the Company produced 0.561 million phosphoric acid (P(2)0(5)) tonnes from its phosphate operations, compared to
0.521 million tonnes in 1997, an increase of 0.040 million tonnes (8 percent), primarily due to the acquired Geismar operation. Nitrogen production was 0.759 million nitrogen (N) tonnes in the first quarter of 1998 compared to 0.240 million tonnes in the first quarter of 1997.

     Potash unit cost of sales decreased by 10 percent in the first three months of 1998 compared to the same period in 1997 due primarily to higher production volumes and eight fewer shutdown weeks. Reduced cost of sales combined with domestic and offshore price increases resulted in a 57 percent increase in the per unit gross margin realized on potash products on a year over year basis.

     Overall phosphate unit cost of sales in the first three months of 1998 decreased by 2 percent compared to the first quarter of 1997. Flat sulphur costs, lower ammonia costs, higher rock costs at Aurora and excessive rain in Florida contributed to this reduction. On an overall basis the per unit gross margin on phosphate products increased by 24 percent on a year over year basis.

     In nitrogen, U.S. natural gas market prices decreased from the same period in 1997. In Trinidad, natural gas is purchased using a pricing formula indexed to the market price of ammonia, (which moderates the effect that increases or decreases in the U.S. market price of natural gas have on the Company's overall natural gas cost). The per unit natural gas cost included in cost of sales decreased approximately 7 percent from the same period in 1997. This resulted in a reduction in the overall per unit cost of sales of manufactured products of 6 percent as compared with the first quarter of 1997.

     Depreciation and amortization expense (including amortization of goodwill of $3.7 million included in selling and administrative expenses) for the first three months of 1998 was $48.2 million compared to $31.3 million in 1997, an increase of $16.9 million or 54 percent. The increase is largely attributable to $14.9 million additional depreciation and amortization from nitrogen operations.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses during the first quarter of 1998 were $29.9 million as compared to $19.3 million in 1997, an increase of $10.6 million (which includes amortization of goodwill). The increase is primarily attributable to the inclusion of nitrogen operations for the first three months in 1998 versus the month of March in 1997 and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. PCS New Brunswick Division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

     For the first quarter of 1998, provincial mining and other taxes were $20.9 million as compared to $10.5 million in the first quarter of 1997, an increase of $10.4 million. Potash Production Tax for the first quarter of 1998 was $15.8 million compared to $6.8 million in the same period in 1997, an increase of $9.0 million. Although the Province of Saskatchewan has reduced the top marginal rate of the profits portion of the Potash Production Tax from 50 percent to 35 percent effective January 1, 1998, the combination of higher prices and increased volumes for potash has increased the amount of tax paid. Corporate capital tax was $5.1 million in the first quarter ended March 31, 1998 compared to $3.7 million in the same period in 1997, an increase of $1.4 million.

INTEREST EXPENSE

     For the first quarter of 1998, interest expense was $20.1 million as compared to $13.8 million in the same period in 1997. The 1998 amounts include interest for the full quarter on the debt incurred with the acquisition of PCS Nitrogen in March 1997.

INCOME TAXES

     Income taxes in the first quarter of 1998 were $26.7 million, compared to $20.3 million in the same period of 1997, an increase of $6.4 million. The increase is attributable to the recording of a deferred income tax provision relating to the Company's Canadian operations. The tax rate applicable to the Canadian operations for the first three months of 1998 was approximately 31 percent. The tax rate applicable to the U.S. operations for the first three months of 1998 was approximately 22 percent (1997 -- approximately 21 percent).

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first three months of 1998 increased by $20.8 million. Cash flow from operations was $132.9 million (1997 -- $82.6 million). Quick and current ratios were .83 and 1.67 at March 31, 1998, respectively (.79 and 1.62 at December 31, 1997). The Company paid down its long-term debt by $85.6 million and paid dividends of $13.4 million (1997 -- $14.3 million). At the end of the first three months of 1998, the debt to capital ratio was 34 percent (36 percent at December 31, 1997) and the interest coverage ratio was
5.5 to 1 (unchanged from the year ended December 31, 1997). The net debt to market capitalization at March 31, 1998 was 21 percent (25 percent at December 31, 1997).

YEAR 2000 UPDATE

     The Company has formed a Year 2000 committee comprised of executive and senior management to oversee and direct the Company's efforts to identify and resolve Year 2000 issues. The Company anticipated Year 2000 requirements for its corporate, potash and sales administrative systems in the early 1990s by implementing four digit century standards. Based on investigations to date, the Company considers those systems to be Year 2000 compliant. Testing to confirm compliance is planned to occur in third quarter 1998. Phosphate and nitrogen subsidiaries are conducting routine compliant upgrades of their packaged administrative systems. The Company is reviewing its operational systems and communicating with relevant third parties to address Year 2000 matters. It is primarily utilizing internal resources to identify, upgrade and test its systems for Year 2000 compliance and anticipates that these efforts will be completed by mid-1999. Costs over this period are not expected to have a material effect on the Company's financial results.

OUTLOOK

     The statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in this "Outlook" section, relating to the period after March 31, 1998, are forward-looking statements subject to uncertainties. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, fluctuations in supply and demand in fertilizer markets, sulphur and petrochemical markets, changes in capital markets, changes in currency exchange rates, unexpected geological or environmental conditions, imprecision in reserve estimates, and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shift from one period to another.

     The rising world population and the demand for more food and better diets, with meat as a protein source, will continue to drive consumption for fertilizer products over the long term. Over the short term, there should be increased fertilizer usage as governments around the world are focusing on increasing food production. While the consumption trend line is expected to continue to climb over the long term, there will be, at times, fluctuations in demand.

     North American fertilizer demand is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. U.S. farmers are projected to increase both corn and soybean acreage in 1998. These crops are among the largest users of fertilizers. With the larger acreages for corn and soybeans, it is expected that demand in North America for fertilizer will remain strong.

     The Company sells a significant amount of potash and phosphate for fertilizer use in the offshore markets. To date, the currency devaluation in Asian countries has not significantly affected these sales. These countries purchase fertilizer to grow cash crops for export and to grow food for internal use and are making fertilizer purchases a priority in spending plans. However, the persistence of the currency devaluation could affect the growth trend.

     The Company also sells products in non-fertilizer markets which are affected by domestic economic growth. The optimistic outlook for domestic economic growth should translate into increased demand for these upgraded products.

     The effect of such an anticipated increase in demand for fertilizer and non-fertilizer products may be offset to the degree that additional capacity, particularly for nitrogen products, comes on stream.

     During the second quarter, potash prices in the domestic market are expected to maintain the higher levels achieved in the first quarter. While the Company has captured a portion of the sales tonnes previously supplied by Potacan, significant pre-buying in the first quarter of 1998 may result in a reduction of domestic sales volumes of potash in the second quarter as compared to the record second quarter sales volumes of 1997. Offshore markets are expected to continue to be healthy. Export prices are expected to remain at similar levels to those established in the first quarter of 1998, with some price increases in certain markets.

     The Company continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter over quarter comparative basis. The Company is currently planning fewer shutdown weeks in the second quarter as compared to the second quarter of 1997 which is expected to have a positive impact on per unit production costs.

     In the near-term phosphate prices are expected to remain firm. Worldwide phosphoric acid capacity utilization remains historically high. Liquid phosphate sales volumes are expected to be higher than the second quarter of 1997. However, product mix is expected to adversely affect overall prices realized in the second quarter. Realized prices are expected to decline from the first quarter of 1998 due to larger sales volumes of MGA in the offshore markets.

     Two-thirds of U.S. DAP is exported, therefore a strong offshore market is required to maintain upward pressure on prices. To date in 1998, China, the biggest offshore buyer, has purchased above contract sales volumes from PhosChem. India is budgeting for higher subsidies for DAP but awaits official program announcements and final approvals. In addition, Mulberry Phosphates has joined PhosChem, further strengthening the association's offshore sales position.

     In North America, projected increased acreage and low inventories are expected to support phosphate fertilizer sales. The Company recently instituted domestic DAP price increases in anticipation of the spring season. Feed supplement sales volumes and prices are expected to remain steady.

     Urea prices have firmed in the short term due to production cutbacks in Former Soviet Union countries and low inventories. However, prices continue to be well below last year's levels. The urea market is influenced by China where buyers remain inactive. The Company's overall urea price realizations have been aided by higher priced industrial product. The difficult urea market carries over into the nitrogen solutions market, where volumes and prices continue to be disappointing.

     Nitrogen gross margin for the second quarter of 1998 is expected to be approximately one half of the comparable period in 1997, due to last year's higher prices. However, the Company expects that its strategic plant locations and sales to industrial customers (both of which result in higher margins) and its favorable gas contracts in Trinidad will continue to provide positive nitrogen margins. The Company's new ammonia plant in Trinidad is expected to begin commercial production during the second quarter. This will increase the amount of lower cost ammonia available for sale.

     Phosphate processing cost will continue to be affected by ammonia costs, one of the key inputs. Ammonia prices are currently lower than in the second quarter of 1997 but are higher than in the first quarter of 1998. PCS can use one-third of the ammonia it produces and sells as ammonia at its own phosphate plants. The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. As the most flexible producer, the Company will continue to allocate its nitrogen and phosphate feed stock to production of the products with the best margins.

     The deferred income tax provision in 1998 will be higher than in 1997 as the Company has fully utilized its additional Canadian tax deductions.

     Capital expenditures in 1998 (not including a possible expansion of the Sussex mine), are expected to approximate those in 1997.

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared with reference to the consolidated financial statements reported under accounting principles generally accepted in Canada.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
     2(a)    Agreement and Plan of Merger dated September 2, 1996, as
             amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
             2(a) to Amendment Number 2 to the registrant's Form S-4
             (File No. 333-17841).
     3(i)    Restated Articles of Incorporation of the registrant dated
             October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
             10-K for the year ended December 31, 1995 (the "1995 Form
             10-K").
     3(ii)   Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
     4(a)    Term Credit Agreement between The Bank of Nova Scotia and
             other financial institutions and the registrant dated
             October 4, 1996, incorporated by reference to Exhibit 4(b)
             to the registrant's Form S-4 (File No. 333-17841).
     4(b)    First Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
             reference to Exhibit 4(b) to the registrant's report on Form
             10-K for the year ended December 31, 1997 (the "1997 Form
             10-K").
     4(c)    Second Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
             reference to Exhibit 4(c) to the 1997 Form 10-K.
     4(d)    Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
             incorporated by reference to Exhibit 4(a) to the
             registrant's report on Form 8-K dated June 18, 1997.
    10(a)    Suspension Agreement concerning Potassium Chloride from
             Canada dated January 7, 1988, among U.S. Department of
             Commerce, the registrant, International Minerals and
             Chemical (Canada) Limited, Noranda, Inc. (Central Canada
             Potash Co.), Potash Company of America, a Division of Rio
             Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
             Ltd., Potash Company of Canada Limited, Agent for Denison-
             Potacan Potash Co. and Saskterra Fertilizers Ltd.,
             incorporated by reference to Exhibit 10(a) to the
             registrant's registration statement on Form F-1 (File No.
             33-31303) (the "F-1 Registration Statement").
    10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
             Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales and Texasgulf Inc., incorporated by
             reference to Exhibit 10(f) to the F-1 Registration
             Statement.
    10(c)    Canpotex Limited Shareholders Seventh Memorandum of
             Agreement effective April 21, 1978, between Central Canada
             Potash, Division of Noranda Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
             amended by Canpotex S & P amending agreement dated November
             4, 1987, incorporated by reference to Exhibit 10(g) to the
             F-1 Registration Statement.
    10(d)    Producer Agreement dated April 21, 1978, between Canpotex
             Limited and PCS Sales, incorporated by reference to Exhibit
             10(h) to the F-1 Registration Statement.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
             L.P. dated as of March 3, 1992 (form), and the related
             Certificate of Limited Partnership of Arcadian Fertilizer,
             L.P., filed with the Secretary of State of the State of
             Delaware on March 3, 1992 (incorporated by reference to
             Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
             Registration Statement on Form S-1 (File No. 33-45828)).
    10(f)    Geismar Complex Services Agreement dated June 4, 1984,
             between Allied Corporation and Arcadian Corporation,
             incorporated by reference to Exhibit 10.4 to Arcadian
             Corporation's Registration Statement on Form S-1 (File No.
             33-34357).
    10(g)    Canpotex/PCS Amending Agreement, dated with effect October
             1, 1992, incorporated by reference to Exhibit 10(f) to the
             1995 Form 10-K.
    10(h)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
             dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
    10(i)    Esterhazy Restated Mining and Processing Agreement dated
             January 31, 1978, between International Minerals and
             Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
    10(j)    Agreement dated December 21, 1990, between International
             Minerals & Chemical Corporation (Canada) Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
             Form 10-K for the year ended December 31, 1990.
    10(k)    Operating Agreement dated May 11, 1993, between BP Chemicals
             Inc. and Arcadian Ohio, L.P., as amended by the First
             Amendment to the Operating Agreement dated as of November
             20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
             ("First Amendment"), incorporated by reference to Exhibit
             10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
             First Amendment which is incorporated by reference to
             Arcadian Corporation's report on Form 10-K for the year
             ended December 31, 1995.
    10(l)    Second Amendment to Operating Agreement between BP
             Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(k) to the 1997 Form 10-K.
    10(m)    Manufacturing Support Agreement dated May 11, 1993, between
             BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
             current report on Form 8-K for the report event dated May
             11, 1993.
    10(n)    First Amendment to Manufacturing Support Agreement between
             BP Chemicals and Arcadian Ohio, L.P., dated as of November
             25, 1996, incorporated by reference to Exhibit 10(l) to the
             1997 Form 10-K.
    10(o)    Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
             Quarter 1997 Form 10-Q").
    10(p)    Amended and Restated Lease Agreement dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
    10(q)    Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(r)    Amended and Restated Lease Agreement dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
    10(s)    Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Nitrogen Leasing Company, Limited
             Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(r) to the Second
             Quarter 1997 Form 10-Q.
    10(t)    Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Trinidad Ammonia Company, Limited
             Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(s) to the Second
             Quarter 1997 Form 10-Q.
    10(u)    Agreement dated January 1, 1997 between the registrant and
             Charles E. Childers, incorporated by reference to Exhibit
             10(s) to the 1997 Form 10-K.
    10(v)    Potash Corporation of Saskatchewan Inc. Stock Option
             Plan -- Directors, incorporated by reference to Exhibit 4(b)
             to the registrant's Post-effective Amendment No. 1 to Form
             S-8 (File No. 333-19215).
    10(w)    The registrant's Stock Option Plan -- Officers and Key
             Employees, incorporated by reference to Schedule A to the
             registrant's proxy circular for the annual and special
             meeting of shareholders held on May 7, 1998.
    10(x)    Short-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(w) to the
             Second Quarter 1997 Form 10-Q.
    10(y)    Long-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(x) to the
             Second Quarter 1997 Form 10-Q.
    10(z)    Resolution and Forms of Agreement for Supplemental
             Retirement Income Plan, for officers and key employees of
             the registrant, incorporated by reference to Exhibit 10(o)
             to the 1995 Form 10-K.
    10(aa)   Forms of Agreement dated December 30, 1994, between the
             registrant and certain officers of the registrant,
             concerning a change in control of the registrant,
             incorporated by reference to Exhibit 10(p) to the 1995 Form
             10-K.
    10(bb)   Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
             to the 1995 Form 10-K.
    10(cc)   Employment Agreement between Arcadian Corporation and Gary
             E. Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on
             Form 10-Q for the period ended March 31, 1997.
    10(dd)   Deferred Compensation Plan, for certain officers of PCS
             Phosphate Company, Inc., incorporated by reference to
             Exhibit 10(r) to the 1995 Form 10-K.
    10(ee)   Supplemental Retirement Benefits Plan, for eligible
             employees of PCS Phosphate Company, Inc., incorporated by
             reference to Exhibit 10(s) to the 1995 Form 10-K.
    10(ff)   Second Amended and Restated Membership Agreement dated
             January 1, 1995, among Phosphate Chemicals Export
             Association, Inc. and members of such association, including
             Texasgulf Inc., incorporated by reference to Exhibit 10(t)
             to the 1995 Form 10-K.
    10(gg)   International Agency Agreement dated January 1, 1995,
             between Phosphate Chemicals Export Association, Inc. and
             Texasgulf Inc. establishing Texasgulf Inc. as exclusive
             marketing agent for such association's wet phosphatic
             materials, incorporated by reference to Exhibit 10(u) to the
             1995 Form 10-K.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(hh)   General Partnership Agreement forming Albright & Wilson
             Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
             10-K.
    10(ii)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
    10(jj)   Amending Resolution and revised forms of agreement regarding
             Supplemental Retirement Income Plan of the registrant,
             incorporated by reference to Exhibit 10(x) to the
             registrant's report on Form 10-Q for the quarterly period
             ended June 30, 1996.
    10(kk)   Employment Agreement dated January 21, 1998, by and between
             PCS Phosphate Company, Inc. and Thomas J. Wright,
             incorporated by reference to Exhibit 10(ii) to the 1997 Form
             10-K.
    10(ll)   Shareholder Rights Agreement as amended and restated on
             March 2, 1998, incorporated by reference to Schedule B to
             the registrant's proxy circular for the annual and special meeting of shareholders to be held on May 7, 1998.
    11       Statement re Computation of Per Share Earnings.
    27       Financial Data Schedule.

     (b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the registrant during the quarterly period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.
May 5, 1998

                                          By: /s/ JOHN L.M. HAMPTON
                                          --------------------------------------
                                          John L.M. Hampton
                                          Senior Vice President, General Counsel
                                          and Secretary
May 5, 1998

                                          By: /s/ BARRY E. HUMPHREYS
                                          --------------------------------------
                                          Barry E. Humphreys
                                          Senior Vice President, Finance and
                                          Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
--------                         -----------------------
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

4(b)         First Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by reference to Exhibit 4(b) to the registrant's report on Form
             10-K for the year ended December 31, 1997 (the "1997 Form
             10-K").

4(c)         Second Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by reference to Exhibit 4(c) to the 1997 Form 10-K.

4(d) Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant's report on Form 8-K dated June 18, 1997.

10(a)        Suspension Agreement concerning Potassium Chloride from
             Canada dated January 7, 1988, among U.S. Department of
             Commerce, the registrant, International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada
             Potash Co.), Potash Company of America, a Division of Rio
             Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
             Ltd., Potash Company of Canada Limited, Agent for Denison-
             Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's registration statement on Form F-1 (File No.
             33-31303) (the "F-1 Registration Statement").

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

10(k)        Operating Agreement dated May 11, 1993, between BP Chemicals
             Inc. and Arcadian Ohio, L.P., as amended by the First
             Amendment to the Operating Agreement dated as of November
             20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
             ("First Amendment"), incorporated by reference to Exhibit
             10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation's report on Form 10-K for the year ended December 31, 1995.

10(l)        Second Amendment to Operating Agreement between BP
             Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(k) to the 1997 Form 10-K.


10(m)        Manufacturing Support Agreement dated May 11, 1993, between
             BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May
             11, 1993.

10(n)        First Amendment to Manufacturing Support Agreement between
             BP Chemicals and Arcadian Ohio, L.P., dated as of November
             25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

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

10(q)        Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.

10(r)        Amended and Restated Lease Agreement dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.

10(s)        Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Nitrogen Leasing Company, Limited
             Partnership, and PCS Nitrogen Fertilizer Operations, Inc., incorporated by reference to Exhibit 10(r) to the Second
             Quarter 1997 Form 10-Q.

10(t)        Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Trinidad Ammonia Company, Limited
             Partnership and PCS Nitrogen Fertilizer Operations, Inc., incorporated by reference to Exhibit 10(s) to the Second
             Quarter 1997 Form 10-Q.

10(u) Agreement dated January 1, 1997 between the registrant and Charles E. Childers, incorporated by reference to Exhibit
             10(s) to the 1997 Form 10-K.

10(v)        Potash Corporation of Saskatchewan Inc. Stock Option
             Plan -- Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form
             S-8 (File No. 333-19215).

10(w)        The registrant's Stock Option Plan -- Officers and Key
             Employees, incorporated by reference to Schedule A to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.

10(x)        Short-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(w) to the Second Quarter 1997 Form 10-Q.



10(y)        Long-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(x) to the Second Quarter 1997 Form 10-Q.

10(z)        Resolution and Forms of Agreement for Supplemental
             Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

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

10(dd)       Deferred Compensation Plan, for certain officers of PCS
             Phosphate Company, Inc., incorporated by reference to
             Exhibit 10(r) to the 1995 Form 10-K.

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

10(kk)       Employment Agreement dated January 21, 1998, by and between
             PCS Phosphate Company, Inc. and Thomas J. Wright, incorporated by reference to Exhibit 10(ii) to the 1997 Form
             10-K.


10(ll) Shareholder Rights Agreement as amended and restated on March 2, 1998, incorporated by reference to Schedule B to the registrant's proxy circular for the annual and special meeting of shareholders to be held on May 7, 1998.

11           Statement re Computation of Per Share Earnings.

27           Financial Data Schedule.
