Form 10-Q
period 1998-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1998-08-12
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     As at July 31, 1998, Potash Corporation of Saskatchewan Inc. (the "Company") had 54,232,197 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30                   JUNE 30
                                               --------------------    ------------------------
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
Net sales..................................    $660,442    $676,648    $1,244,254    $1,141,482
Cost of goods sold.........................     473,811     492,496       906,950       842,303
                                               --------    --------    ----------    ----------
GROSS MARGIN...............................     186,631     184,152       337,304       299,179
                                               --------    --------    ----------    ----------
Selling and administrative.................      28,441      27,900        58,300        47,189
Provincial mining and other taxes..........      23,854      14,466        44,771        24,969
Other income...............................     (12,573)    (12,928)      (22,466)      (18,206)
                                               --------    --------    ----------    ----------
                                                 39,722      29,438        80,605        53,952
                                               --------    --------    ----------    ----------
OPERATING INCOME...........................     146,909     154,714       256,699       245,227
INTEREST EXPENSE...........................      17,001      23,560        37,109        37,378
                                               --------    --------    ----------    ----------
INCOME BEFORE INCOME TAXES.................     129,908     131,154       219,590       207,849
INCOME TAXES...............................      40,791      34,174        67,464        54,504
                                               --------    --------    ----------    ----------
NET INCOME.................................    $ 89,117    $ 96,980       152,126       153,345
                                               ========    ========
RETAINED EARNINGS, BEGINNING OF PERIOD.....                               680,356       438,526
DIVIDENDS..................................                               (26,761)      (27,843)
                                                                       ----------    ----------
RETAINED EARNINGS, END OF PERIOD...........                            $  805,721    $  564,028
                                               ========    ========    ==========    ==========
NET INCOME PER SHARE (NOTE 5)..............    $   1.64    $   1.81    $     2.81    $     3.02
                                               ========    ========    ==========    ==========
DIVIDENDS PER SHARE (NOTE 6)...............    $   0.25    $   0.25    $     0.50    $     0.52
                                               ========    ========    ==========    ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   22,611      $    8,756
  Accounts receivable.......................................     308,065         351,154
  Inventories (Note 4)......................................     315,959         353,425
  Prepaid expenses..........................................      37,657          21,131
                                                              ----------      ----------
                                                                 684,292         734,466
Property, plant and equipment...............................   2,976,139       2,995,625
Goodwill....................................................     566,958         574,296
Other assets................................................     119,779         123,205
                                                              ----------      ----------
                                                              $4,347,168      $4,427,592
                                                              ==========      ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................  $   79,975      $  101,928
  Accounts payable and accrued charges......................     337,715         348,103
  Current portion of long-term debt.........................         840           2,740
                                                              ----------      ----------
                                                                 418,530         452,771
Long-term debt..............................................     924,061       1,129,964
Deferred income tax liability...............................     361,483         338,431
Accrued post-retirement/post-employment benefits............     127,786         123,418
Accrued reclamation costs...................................     129,893         139,105
Other non-current liabilities and deferred credits..........      16,325          16,012
                                                              ----------      ----------
                                                               1,978,078       2,199,701
                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................   1,226,883       1,211,049
Contributed Surplus.........................................     336,486         336,486
Retained Earnings...........................................     805,721         680,356
                                                              ----------      ----------
                                                               2,369,090       2,227,891
                                                              ----------      ----------
                                                              $4,347,168      $4,427,592
                                                              ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                              ------------------------
                                                                1998          1997
                                                              ---------    -----------
OPERATING ACTIVITIES
Net income..................................................  $ 152,126    $   153,345
Items not affecting cash
  Depreciation and amortization.............................     97,593         77,941
  Loss (gain) on disposal of fixed assets...................        239         (1,288)
  Provision for deferred income tax.........................     52,160         37,412
  Provision for post-retirement/post-employment benefits....      3,455          3,396
                                                              ---------    -----------
                                                                305,573        270,806
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
Accounts receivable.........................................     43,660         29,127
Inventories.................................................     39,250         32,125
Prepaid expenses............................................    (15,421)       (10,141)
Accounts payable and accrued charges........................    (25,868)       (75,110)
Accrued reclamation costs...................................     (4,936)       (20,399)
Other non-current liabilities and deferred credits..........     (1,598)         9,575
                                                              ---------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES.......................    340,660        235,983
                                                              ---------    -----------
INVESTING ACTIVITIES
Acquisition of Arcadian Corporation.........................         --     (1,039,858)
Additions to property, plant and equipment..................    (56,570)       (56,118)
Proceeds from disposal of fixed assets......................        741          7,503
Disposal of (additions to) other assets.....................      4,012        (13,689)
                                                              ---------    -----------
CASH USED IN INVESTING ACTIVITIES...........................    (51,817)    (1,102,162)
                                                              ---------    -----------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES...............    288,843       (866,179)
                                                              ---------    -----------
FINANCING ACTIVITIES
(Repayment of) proceeds from long-term obligations..........   (242,108)       648,335
(Repayment of) proceeds from short-term debt................    (21,953)       149,989
Repayment of Senior Notes...................................         --       (374,526)
Dividends...................................................    (26,761)       (27,843)
Issuance of shares..........................................     15,834        575,641
                                                              ---------    -----------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............   (274,988)       971,596
                                                              ---------    -----------
INCREASE IN CASH............................................     13,855        105,417
CASH AND CASH EQUIVALENTS (BANK INDEBTEDNESS), BEGINNING OF
  PERIOD....................................................      8,756         (6,330)
                                                              ---------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  22,611    $    99,087
                                                              =========    ===========
Supplemental cash flow disclosure
  Interest paid.............................................  $  37,993    $    31,831
  Income taxes paid.........................................  $  12,298    $    32,896
                                                              ---------    -----------

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

  Basis of Presentation

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its subsidiaries (the "Company" except to the extent the context otherwise requires). The principal subsidiaries are:

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

 2. CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 3465 of the Canadian Institute of Chartered Accountants Handbook "Income Taxes". Under this accounting policy, deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense for the period is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The effect of this change on prior period financial statements and current period results is not significant.

 3. ACQUISITION OF POTASH COMPANY OF CANADA LIMITED

     On March 3, 1998, the Company acquired all the outstanding shares of Potash Company of Canada Limited for cash of $9,363 (subject to adjustment). Concurrent with the closing, the name Potash Company of Canada Limited was changed to PCS Cassidy Lake Limited and this company was subsequently wound up. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Cassidy Lake have been included in the consolidated financial statements from March 4, 1998.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

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

     Due to the cessation of mining activities at PCS Cassidy Lake prior to acquisition, no pro forma information is being presented.

 4. INVENTORIES

                                                       JUNE 30,      DECEMBER 31,
                                                         1998            1997
                                                      -----------    ------------
                                                      (UNAUDITED)
Finished product....................................   $136,651        $162,181
Materials and supplies..............................    115,019         107,518
Raw materials.......................................     43,397          59,689
Work in process.....................................     20,892          24,037
                                                       --------        --------
                                                       $315,959        $353,425
                                                       ========        ========

 5. NET INCOME PER SHARE (EARNINGS PER SHARE)

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the six months ended June 30, 1998 of 54,115,000 (1997 -- 50,770,000). Second quarter net income per share is calculated on the weighted average shares issued and outstanding during the three months ended June 30, 1998 of 54,222,000 (1997 -- 53,685,000).

 6. DIVIDENDS

     The Company declares its dividends in Canadian dollars.

 7. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     A description of the accounting principles which differ significantly in certain respects from generally accepted accounting principles in the United States (US GAAP) follows:

     Foreign currency translation adjustment: The foreign currency translation adjustment results from the restatement of prior periods so that all periods presented are in the same reporting currency. US GAAP requires that the comparative Consolidated Statements of Income and the Consolidated Statements of Cash Flow be translated using weighted average exchange rates for the applicable periods. In contrast, the Consolidated Statements of Financial Position are translated using the exchange rates at the end of the applicable periods. The difference in these exchange rates gives rise to the foreign currency translation adjustment.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

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

  Second Quarter

     Net sales and net income for the three months ended June 30, 1998 declined 2 percent and 8 percent, respectively, over the same period in 1997. Net income for the three months ended June 30, 1998 was $89.1 million (1997 -- $97.0 million) on net sales of $660.4 million (1997 -- $676.6 million), or $1.64 per share (1997 -- $1.81 per share). Second quarter gross margin and operating income were $186.6 million and $146.9 million, respectively, compared to a gross margin of $184.2 million and operating income of $154.7 million for the same period in 1997.

     For the three months ended June 30, 1998, North American and offshore net sales revenue was $477.7 million (1997 -- $501.8 million) and $182.7 million (1997 -- $174.8 million), respectively. North American net sales revenue represented 72 percent (1997 -- 74 percent) of total net sales revenue, whereas offshore sales represented 28 percent of net sales revenue (1997 -- 26 percent).

     Potash, phosphate and nitrogen net sales revenue for the second quarter of 1998 was $158.9 million (1997 -- $137.4 million), $251.2 million (1997 -- $246.9 million), and $250.3 million (1997 -- $292.3 million), respectively.

     Gross margin for the three months ended June 30, 1998 increased $2.5 million or 1 percent over the same period in 1997. Gross margin for potash products was $91.9 million, an increase of $28.9 million when compared to the second quarter of 1997. Gross margin for phosphate products was $60.8 million, an increase of $6.3 million when compared to the same period in 1997. Gross margin for nitrogen products was $33.9 million, a decrease of $32.7 million when compared to 1997.

  Year to date

     Net sales for the six months ended June 30, 1998 improved 9 percent over the same period in 1997 while net income declined marginally over the same period. Net income for the six months ended June 30, 1998 was $152.1 million (1997 -- $153.3 million) on net sales of $1,244.3 million (1997 -- $1,141.5 million), or $2.81 per share (1997 -- $3.02 per share). Gross margin and operating income for the first half of 1998 were $337.3 million and $256.7 million, respectively, compared to a gross margin of $299.2 million and operating income of $245.2 million for the same period in 1997 (increases of 13 percent and 5 percent, respectively).

     For the six months ended June 30, 1998, North American and offshore net sales revenue was $903.1 million (1997 -- $829.0 million) and $341.2 million (1997 -- $312.5 million), respectively. North American net sales revenue represented 73 percent (1997 -- 73 percent) of total net sales revenue, whereas offshore sales represented 27 percent of net sales revenue (1997 -- 27 percent).

     Potash, phosphate and nitrogen net sales revenue for the first six months of 1998 was $304.9 million (1997 -- $244.4 million), $496.7 million
(1997 -- $470.6 million), and $442.7 million (1997 -- $426.5 million), respectively.

     Gross margin for the first half of 1998 increased $38.1 million or 13 percent over the same period in 1997. Gross margin for potash products was $176.3 million, an increase of $66.0 million when compared to the first six months of 1997. Gross margin for phosphate products was $112.9 million, an increase of $19.0 million when compared to the same period in 1997. Gross margin for nitrogen products was $48.1 million, a decrease of $46.9 million when compared to 1997.

     POTASH

  Second Quarter

     Potash net sales revenue for the three months ended June 30, 1998 was $158.9 million (1997 -- $137.4 million) representing 24 percent (1997 -- 20 percent) of consolidated net sales revenue. Gross margin for potash was $91.9 million (1997 -- $63.0 million) or 49 percent of consolidated gross margin.

     In the second quarter of 1998, North American sales volumes decreased 25 percent (0.216 million tonnes) as compared to the record second quarter sales in 1997 (1998 -- 0.633 million tonnes; 1997 -- 0.849 million tonnes). In 1997 the spring season fell entirely into the second quarter and there was not any significant pre-buying in preceding quarters as there was in 1998. Potash prices increased 29 percent in the domestic market due primarily to tighter supply as a result of the closure of the Potacan mine and another competitor's mine in New Mexico. Offshore sales volumes increased by 20 percent due to large volume sales to China and Brazil. Prices realized in the offshore markets increased 7 percent as prices in China, Japan and Brazil are higher than last year.

     North American net sales revenue from potash operations represented 34 percent of the potash net sales revenue of the Company during this year's second quarter. In the three months ended June 30, 1998, the decrease in North American potash sales volumes and an increase in North American prices resulted in a $2.0 million decrease in North American potash net sales revenue over the same period in 1997.

     Second quarter offshore net sales revenue from potash operations represented 66 percent of potash net sales revenue of the Company. The increase in offshore sales volumes and offshore selling price resulted in a $23.5 million increase in offshore potash net sales revenue over the same period in 1997. In the offshore market, the Company sold 1.246 million potash tonnes during the second quarter of 1998 (1997 -- 1.038 million tonnes). Of the 1.246 million tonnes, 1.087 million tonnes were sold through Canpotex and the remaining 0.159 million tonnes were produced by the New Brunswick divisions and sold and delivered to offshore markets by PCS Sales.

  Year to Date

     Potash net sales revenue for the six months ended June 30, 1998 was $304.9 million representing 25 percent (1997 -- 21 percent) of consolidated net sales revenue. Gross margin for potash was $176.3 million (1997 -- $110.3 million) or 52 percent of consolidated gross margin.

     In the first six months of 1998, North American sales volumes decreased 10 percent (0.160 million tonnes) over the same period in 1997 (1998 -- 1.378 million tonnes; 1997 -- 1.538 million tonnes). Potash prices increased 28 percent in the domestic market due primarily to tighter supply as a result of the closure of the Potacan mine and another competitor's mine in New Mexico. Offshore sales volumes increased by 20 percent due to large volume sales to China and Brazil. Prices realized in the offshore markets increased 10 percent as prices in China, Japan and Brazil were higher than last year.

     North American net sales revenue from potash operations represented 37 percent of the Company's potash net sales revenue during this year's first six months. In the first six months of 1998, the decrease in North American potash sales volumes and an increase in North American prices resulted in a $14.4 million increase in North American potash net sales revenue over the same period in 1997.

     In the first six months of 1998, offshore net sales revenue from potash operations represented 63 percent of potash net sales revenue of the Company. In the second quarter of 1998, the increase in offshore sales volumes and offshore selling price resulted in a $46.1 million increase in offshore potash net sales revenue over the same period in 1997. In the offshore market, the Company sold
2.265 million potash tonnes (1997 -- 1.895 million tonnes). Of the 2.265 million tonnes, 1.950 million tonnes were sold through Canpotex and the remaining 0.315 million tonnes were produced by the New Brunswick divisions and sold and delivered to offshore markets by PCS Sales.

     PHOSPHATE

  Second Quarter

     Phosphate net sales revenue for the three months ended June 30, 1998 was $251.2 million representing 38 percent of consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphates $91.5 million (36 percent); solid phosphates $88.7 million (35 percent); feed supplements $48.4 million (19 percent); industrial products $22.4 million (9 percent) and phosphate rock $0.2 million. For the same three months of 1997 net sales revenue was $246.9 million (36 percent of consolidated net sales revenue); liquid phosphates $83.3 million (34 percent); solid phosphates $96.6 million (39 percent); feed supplements $44.0 million (18 percent); industrial products $22.8 million (9 percent) and phosphate rock $0.2 million. Gross margin for phosphate was $60.8 million (1997 -- $54.5 million) or 33 percent of consolidated gross margin.

     For the three months ended June 30, 1998 net sales revenue from liquid and solid phosphates was $180.2 million (1997 -- $179.9 million) with sales volumes of 0.887 million tonnes (1997 -- 0.919 million tonnes). Solid phosphates (substantially all DAP) accounted for 35 percent (1997 -- 39 percent) of the total phosphate net sales revenue. Liquid phosphate prices increased by 4 percent (due to a large percentage of higher priced domestic sales in the sales mix) and sales volumes increased by 6 percent, resulting in additional net sales revenue of $8.2 million over the second quarter of 1997. Solid phosphate prices increased 3 percent as compared to the second quarter of 1997. However, this was offset by a sales volume decrease of 10 percent resulting in a decrease of net sales revenue of $7.9 million compared to the same period of 1997. The decrease in DAP sales volumes is due to utilizing more P205 tonnes for other higher margin products.

     Net sales revenue from feed supplements and industrial products during the second quarter was $70.8 million (1997 -- $66.8 million) with sales volumes of
0.250 million tonnes (1997 -- 0.235 million tonnes). Feed supplement prices increased 2 percent and volumes increased 8 percent as compared to the second quarter of 1997. This resulted in additional net sales revenue of $4.4 million. Industrial product prices declined by 5 percent while sales volumes increased by 3 percent. This resulted in a reduction of net sales revenue of $0.4 million. Non-fertilizer products represented 31 percent of phosphate sales volumes but accounted for 43 percent of the phosphate gross margin.

  Year to Date

     Phosphate net sales revenue for the six months ended June 30, 1998 was $496.7 million representing 40 percent of consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphates $176.3 million (35 percent); solid phosphates $180.2 million (36 percent); feed supplements $94.8 million (19 percent); industrial products $45.1 million (9 percent) and phosphate rock $0.3 million. For the comparable six months of 1997 net sales revenue was $470.6 million (41 percent of consolidated net sales revenue); liquid phosphates $149.5 million (32 percent); solid phosphates $180.9 million (38 percent); feed supplements $94.6 million (20 percent); industrial products $44.3 million (10 percent) and phosphate rock $1.3 million. Gross margin for phosphate was $112.9 million (1997 -- $93.9 million) or 33 percent of consolidated gross margin.

     For the six months ended June 30, 1998 net sales revenue from liquid and solid phosphates was $356.5 million (1997 -- $330.4 million) with sales volumes of 1.752 million tonnes (1997 -- 1.677 million tonnes). Solid phosphates (substantially all DAP) accounted for 36 percent (1997 -- 38 percent) of the total phosphate net sales revenue. Liquid phosphate prices increased by 6 percent (due to a large percentage of higher priced domestic sales in the sales mix) and sales volumes increased by 11 percent, resulting in additional net sales revenue of $26.8 million compared to the first six months of 1997. Overall, solid phosphate prices and volumes were consistent with the first six months of 1997.

     Net sales revenue from feed supplements and industrial products during the first six months was $139.9 million (1997 -- $138.9 million) with sales volumes of 0.494 million tonnes (1997 -- 0.490 million tonnes). Feed supplement prices and volumes were steady as compared to the first six months of 1997. Industrial product prices declined by 3 percent while sales volumes increased by 5 percent. Non-fertilizer products represented 31 percent of phosphate sales volumes but accounted for 45 percent of the phosphate gross margin.

     NITROGEN

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen, Inc. (formerly Arcadian Corporation) on March 6, 1997.

  Second Quarter

     Nitrogen net sales revenue for the three months ended June 30, 1998 was $250.3 million (1997 -- $292.3 million) representing 38 percent (1997 -- 44 percent) of consolidated net sales revenue. Net sales revenue includes $21.1 million (1997 -- $46.1 million) of purchased nitrogen products for resale. The overall gross margin was impacted negatively by reductions in sales prices. Prices remained low, but increased 9 percent over prices realized in the first quarter of 1998. These price increases were primarily due to a combination of seasonal pressures and production problems at a competitor's plant in Trinidad which reduced the expected supply of products. Manufactured nitrogen net sales revenue for the three months ended June 30, 1998 was $229.2 million. The distribution of this revenue was as follows: ammonia $56.6 million (25 percent); urea $66.1 million (29 percent); nitrogen solutions $70.2 million (31 percent) and other nitrogen products $36.3 million (15 percent). Second quarter 1997 manufactured nitrogen net sales revenue was $246.2 million as follows: ammonia $73.8 million (30 percent); urea $65.9 million (27 percent); nitrogen solutions $67.2 million (27 percent) and other nitrogen products $39.3 million (16 percent). Gross margin for nitrogen products was $33.9 million or 18 percent of consolidated gross margin.

     Sales tonnes for manufactured nitrogen products in the second quarter of 1998 were as follows: ammonia 0.386 million tonnes; urea 0.442 million tonnes; nitrogen solutions 0.889 million tonnes and other nitrogen products 0.284 million tonnes. Sales tonnes for manufactured nitrogen products for the second quarter of 1997 were: ammonia 0.402 million tonnes; urea 0.360 million tonnes; nitrogen solutions 0.636 million tonnes and other nitrogen products 0.294 million tonnes. Purchased nitrogen products sales tonnes for the three months ended June 30, 1998 were 0.133 million tonnes (1997 -- 0.274 million tonnes).

     The nitrogen market came under pressure last year when China stopped buying urea, depressing prices. Less ammonia was then upgraded to urea, which pulled ammonia prices down. The market for nitrogen solutions was also affected. However, the Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market (non-fertilizer products represented 26 percent of nitrogen sales volumes and provided 60 percent of the nitrogen gross margin).

  Year to Date

     Nitrogen net sales revenue for the first six months was $442.7 million (1997 -- $426.5 million) representing 35 percent (1997 -- 38 percent) of consolidated net sales revenue. Net sales revenue includes $40.6 million
(1997 -- $97.6 million) of purchased nitrogen products for resale. The overall gross margin was impacted negatively by reductions in sales prices. Prices remained low. Manufactured nitrogen net sales revenue for the six months ended June 30, 1998 was $402.1 million. The distribution of this revenue was as follows: ammonia $100.1 million (25 percent); urea $119.5 million (30 percent); nitrogen solutions $112.2 million (28 percent) and other nitrogen products $70.3 million (17 percent). For the four months of 1997 manufactured nitrogen net sales revenue was $328.9 million as follows: ammonia $88.7 million (27 percent); urea $100.1 million (30 percent); nitrogen solutions $86.6 million (27 percent) and other nitrogen products $53.5 million (16 percent). Gross margin for nitrogen products was $48.1 million or 15 percent of consolidated gross margin.

     For the first six months of 1998 sales tonnes for manufactured nitrogen products were as follows: ammonia 0.733 million tonnes; urea 0.830 million tonnes; nitrogen solutions 1.445 million tonnes and other nitrogen products
0.561 million tonnes. Sales tonnes for manufactured nitrogen products for the first four months of 1997 were as follows: ammonia 0.471 million tonnes; urea
0.541 million tonnes; nitrogen solutions

0.813 million tonnes and other nitrogen products 0.395 million tonnes. Purchased nitrogen products sales tonnes for the six months ended June 30, 1998 were 0.345 million tonnes (1997 -- 0.519 million tonnes).

     Non-fertilizer products (which are subject to contractually set prices) represented 30 percent of nitrogen sales volumes in the first half of 1998 and provided 86 percent of the nitrogen gross margin.

     COST OF GOODS SOLD

  Second Quarter

     For the three months ended June 30, 1998, the Company produced 2.046 million potassium chloride (KCl) tonnes, compared to 1.687 million tonnes in the second quarter of 1997, an increase of 0.359 million tonnes (21 percent). For the three months ended June 30, 1998, the Company produced 0.604 million phosphoric acid (P(2)0(5)) tonnes from its phosphate operations, compared to
0.599 million tonnes in 1997. Nitrogen production was 0.777 million nitrogen (N) tonnes in the second quarter of 1998 compared to 0.724 million tonnes in the same period in 1997.

     Potash unit cost of sales decreased by 10 percent in the second quarter of 1998 compared to the same period in 1997 due primarily to higher production volumes and ten fewer shutdown weeks. Reduced cost of sales combined with domestic and offshore price increases resulted in a 46 percent increase in the per unit gross margin realized on potash products on a year over year basis.

     Overall phosphate unit cost of sales in the second quarter of 1998 were flat compared to the same period in 1997. Lower ammonia costs were offset primarily by higher rock costs. On an overall basis the per unit gross margin on phosphate products increased by 13 percent on a year over year basis, primarily due to improved prices.

     In nitrogen, U.S. natural gas market prices have increased from the same period in 1997. However, the Company, through its natural gas hedging program and favorable gas contracts in Trinidad, has kept its per unit natural gas cost relatively flat. The per unit natural gas cost included in cost of sales decreased approximately 5 percent from the same period in 1997. This contributed to a reduction in the overall per unit cost of sales of manufactured products of 7 percent as compared with the second quarter of 1997.

     Depreciation and amortization expense (including amortization of goodwill of $3.7 million included in selling and administrative expenses) for the three months ended June 30, 1998 was $49.4 million compared to $46.6 million in 1997.

  Year to Date

     For the six months ended June 30, 1998, the Company produced 4.042 million KCl tonnes, compared to 3.340 million tonnes in the same period in 1997, an increase of 0.702 million tonnes (21 percent). For the six months ended June 30, 1998, the Company produced 1.165 million P(2)0(5) tonnes from its phosphate operations, compared to 1.121 million tonnes in 1997, an increase of 0.044 million tonnes (4 percent). Nitrogen production was 1.535 million (N) tonnes in the first half of 1998 compared to 0.964 million tonnes in four months of 1997.

     Potash unit cost of sales decreased by 10 percent in the first six months of 1998 compared to the same period in 1997 due primarily to higher production volumes and eighteen fewer shutdown weeks. Reduced cost of sales combined with domestic and offshore price increases resulted in a 51 percent increase in the per unit gross margin realized on potash products on a year over year basis. The Company's mine at Sussex, New Brunswick continues to experience saturated brine inflow at the rate of approximately 250 gallons per minute. Mining operations have not been affected by this inflow and efforts to locate and control it continue. To date the costs associated with locating and managing this inflow have not been material.

     Overall phosphate unit cost of sales in the first six months of 1998 were flat compared to the first half of 1997. On an overall basis the per unit gross margin on phosphate products increased by 17 percent on a year over year basis, primarily due to improved prices.

     In nitrogen, U.S. natural gas market prices have increased from the same period in 1997. However, the Company, through its natural gas hedging program and favorable gas contracts in Trinidad, has kept its per unit natural gas cost relatively flat. The per unit natural gas cost included in cost of sales decreased approximately 5 percent from the same period in 1997. This contributed to a reduction in the overall per unit cost of sales of manufactured products of 7 percent as compared with the first half of 1997.

     Depreciation and amortization expense (including amortization of goodwill of $7.3 million included in selling and administrative expenses) for the first six months of 1998 was $97.6 million compared to $77.9 million in 1997, an increase of $19.7 million or 25 percent. The increase is largely attributable to $15.8 million additional depreciation and amortization due to a full six months of nitrogen operations.

     SELLING AND ADMINISTRATIVE

  Second Quarter

     Selling and administrative expenses during the second quarter of 1998 were $28.4 million as compared to $27.9 million in 1997, an increase of $0.5 million.

  Year to Date

     Selling and administrative expenses (which includes amortization of goodwill) during the first half of 1998 were $58.3 million as compared to $47.2 million in 1997, an increase of $11.1 million. The increase is attributable to the inclusion of nitrogen operations for six months in 1998 versus four months in 1997 and to general increases in supplies, compensation and benefits.

     PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. PCS New Brunswick Division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

  Second Quarter

     For the second quarter of 1998, provincial mining and other taxes were $23.9 million as compared to $14.5 million in the first quarter of 1997, an increase of $9.4 million. Potash Production Tax for the second quarter of 1998 was $18.4 million compared to $10.1 million in the same period in 1997, an increase of $8.3 million. Although the Province of Saskatchewan has reduced the top marginal rate of the profits portion of the Potash Production Tax from 50 percent to 35 percent effective January 1, 1998, the combination of higher prices and increased volumes for potash has increased the amount of tax paid. Corporate capital tax was $5.5 million in the three months ended June 30, 1998 compared to $4.4 million in the same period in 1997, an increase of $1.1 million.

  Year to Date

     For the first half of 1998, provincial mining and other taxes were $44.8 million as compared to $25.0 million in the first half of 1997, an increase of $19.8 million. Potash Production Tax for the first half of 1998 was $34.3 million compared to $16.9 million in the same period in 1997, an increase of $17.4 million. Although the Province of Saskatchewan has reduced the top marginal rate of the profits portion of the Potash Production Tax from 50 percent to 35 percent effective January 1, 1998, the combination of higher prices and increased volumes for potash has increased the amount of tax paid. Corporate capital tax was $10.5 million in the six months ended June 30, 1998 compared to $8.1 million in the same period in 1997, an increase of $2.4 million.

     INTEREST EXPENSE

  Second Quarter

     For the second quarter of 1998, interest expense was $17.0 million as compared to $23.6 million in the same period in 1997.

  Year to Date

     For the first half of 1998, interest expense was $37.1 million as compared to $37.4 million in the same period in 1997. The 1998 amounts include interest for the full half year on the debt incurred with the acquisition of PCS Nitrogen in March 1997. This additional interest is partially offset by the reduction in interest expense resulting from debt repayments during the first half of the year.

     INCOME TAXES

  Second Quarter

     Income taxes in the second quarter of 1998 were $40.8 million, compared to $34.2 million in the same period of 1997, an increase of $6.6 million. The increase is attributable to the recording of a deferred income tax provision relating to the Company's Canadian operations due to the strong results generated by potash. The effective consolidated tax rate for the second quarter of 1998 was 31 percent (1997 -- 26 percent), of which 7 percentage points represented cash income taxes and 24 percentage points represented deferred income taxes.

  Year to Date

     Income taxes in the first half of 1998 were $67.5 million, compared to $54.5 million in the same period of 1997, an increase of $13.0 million. The increase is attributable to the recording of a deferred income tax provision relating to the Company's Canadian operations due to the strong results generated by potash . The effective consolidated tax rate for the first six months of 1998 was 31 percent (1997 -- 26 percent) of which 7 percentage points represented cash income taxes and 24 percentage points represented deferred income taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first six months of 1998 decreased by $15.9 million. Cash flow from operations was $340.7 million (1997 -- $236.0 million), a new record. Quick and current ratios were .79 and 1.63 at June 30, 1998, respectively (.79 and 1.62 at December 31, 1997). The Company paid down its long-term debt by $242.1 million and paid dividends of $26.8 million
(1997 -- $27.8 million). At the end of the first six months of 1998, the debt to capital ratio was at 30 percent (36 percent at December 31, 1997) and the interest coverage ratio was 6.9 to 1 (5.5 to 1 at December 31, 1997). The net debt to market capitalization at June 30, 1998 was 22 percent (25 percent at December 31, 1997).

YEAR 2000 UPDATE

     The Company has formed a Year 2000 committee composed of executive and senior management to oversee and direct the Company's efforts to identify and resolve Year 2000 issues. The Company anticipated Year 2000 requirements for its corporate, potash and sales administrative systems in the early 1990s by implementing four digit century standards. Based on investigations to date, the Company considers those systems to be Year 2000 compliant. Testing to confirm compliance is planned to occur in third quarter 1998. Phosphate and nitrogen subsidiaries are conducting routine compliant upgrades of their packaged administrative systems. The last such upgrade is expected to be completed by mid-1999. The Company is reviewing its operational systems and expects to complete its assessment by the end of the third quarter.

     The Company has initiated formal communications with critical external parties to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their Year 2000 issues. Responses to date have not identified any matters which are expected to materially impact the Company. However, the effect, if any, on the Company's results of operations from the failure of these entities to be Year 2000 ready is uncertain.

     The Company is primarily utilizing internal resources to identify, upgrade and test its systems for Year 2000 compliance and anticipates that these efforts will be completed by mid-1999. Costs over this period are not expected to have a material effect on the Company's financial results.

OUTLOOK

     The statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in this "Outlook" section, relating to the period after June 30, 1998, are forward-looking statements subject to uncertainties. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, fluctuations in supply and demand in fertilizer, sulphur and petrochemical markets, changes in capital markets, changes in currency exchange rates, unexpected geological or environmental conditions, imprecision in reserve estimates, and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shift from one period to another.

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

     North American fertilizer demand is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. The Company is expecting good fertilizer applications in the fall season.

     The Company sells a significant amount of potash and phosphate for fertilizer use in the offshore markets. To date, the currency devaluation in Asian countries has not significantly affected these sales (with the exception of potash sales to Indonesia). These countries purchase fertilizer to grow cash crops for export and to grow food for internal use and are making fertilizer purchases a priority in spending plans. However, the persistence of the currency devaluation could affect the growth trend. The United States Congress has passed a bill which exempts fertilizers from trade sanctions against India and Pakistan.

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

     During the third quarter, potash prices in the domestic market are expected to be affected by typical seasonal pressures. The Company has announced a $6 per ton price increase effective September 15, 1998. Offshore markets are expected to continue to be healthy. Realized export prices are expected to increase due to increased sales in higher priced markets in the third quarter.

     The Company continues to operate its potash mines by matching production to sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter over quarter comparative basis. The Company is currently planning thirteen shutdown weeks in the third quarter of 1998, compared to nine in the third quarter of 1997.

     In the near-term phosphate prices are expected to remain firm. Worldwide phosphoric acid capacity utilization continues to operate at historically high levels. Liquid phosphate sales volumes in the third quarter of 1998 are expected to be higher than the third quarter of 1997. Realized prices are expected to decline from the second quarter of 1998 due to seasonality, however they are expected to be higher on a year over year basis.

     As two-thirds of U.S. DAP is exported, a strong offshore market is required to maintain upward pressure on prices. To date in 1998, China, the biggest offshore buyer, has purchased above contract sales volumes from PhosChem. India is buying DAP but is still awaiting official program announcements and final approvals before purchasing larger volumes. In addition, Mulberry Phosphates has joined PhosChem, further strengthening the association's offshore sales position.

     In North America, projected increased acreage and low inventories are expected to support phosphate fertilizer sales. Feed supplement sales prices are expected to decline slightly in the third quarter due to increased North American competition and reduced offshore meat imports.

     Urea prices continue to be below last year's levels. The urea market is influenced by China where buyers remain inactive. The Company's overall urea price realizations have been aided by higher priced industrial product. The difficult urea market carries over into the nitrogen solutions market, where prices continue to be disappointing. Third quarter prices are expected to be affected by seasonal weakness and new capacity.

     Nitrogen gross margin for the third quarter of 1998 is expected to be approximately one half of the comparable period in 1997, due to last year's higher prices. However, the Company expects that its strategic plant locations and sales to industrial customers (both of which result in higher margins) and its favourable gas contracts in Trinidad will continue to provide positive nitrogen margins. The Company's new ammonia plant in Trinidad began commercial production during the second quarter and is now operating at capacity. This will increase the amount of lower cost ammonia available for sale and is expected to reduce the need to purchase product to fill customer orders. This is expected to improve overall nitrogen margins.

     Phosphate processing costs will continue to be affected by ammonia costs, one of the key inputs. Ammonia prices in the third quarter are expected to be lower than in the second quarter of 1998 and the comparable period in 1997. PCS can use one-third of the ammonia it produces and sells as ammonia at its own phosphate plants. The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. As the most flexible producer, the Company will continue to allocate its nitrogen and phosphate feed stock to production of the products with the best margins.

     Capital expenditures in 1998 are expected to approximate those in 1997.

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared with reference to the consolidated financial statements reported under accounting principles generally accepted in Canada.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against the Company also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. On July 20, 1998, the Company was granted leave to assert the claims and defenses it asserted in the state court action described below, including a request for a declaratory judgment regarding the enforceability of the employment agreements. On August 11, 1998, the Court ruled that the employment agreements were enforceable against the Company and that equitable claims and defenses against the executives for breaches of fiduciary duties, corporate waste, and self-dealing should be asserted by PCS Nitrogen in the state court action. Trial with respect to the claims of Mr. Campbell, Mr. Williams and Mr. Kesser has been set for August 17, 1998. No trial dates have been set for the claims of Mr. Lance or Mr. Alyea. Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company.

     On September 15, 1997, the Company and PCS Nitrogen filed an action in the Circuit Court of Tennessee for Thirtieth Judicial District at Memphis against J. Douglas Campbell, Peter H. Kesser, Alfred L. Williams, Charles W. Lance, Jr., and David L. Alyea, for declaratory relief and damages. The Company and PCS Nitrogen allege that the defendants, all former executives of Arcadian, committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the Employment Agreements each of them had with Arcadian. In addition, the Company has sought a declaratory judgment with respect to the unenforceability of the Employment Agreements. On October 14, 1997, the defendants removed this action from the Circuit Court of Tennessee to the United States District Court for the Western District of Tennessee. On October 21, 1997, the five defendants filed counterclaims: (i) under the Employee Retirement Income Security Act of 1974, as amended (ERISA), against PCS Nitrogen, (ii) alleging that the Company and PCS Nitrogen unlawfully interfered with their attainment of benefits under their Employment Agreements, and (iii) incorporating by reference all claims asserted in their individually filed complaints. The damages sought by the defendants in these counterclaims appear substantially equivalent to the damages sought in their individually filed suits as plaintiffs. On July 20, 1998 the federal court dismissed all of the former executives' claims under ERISA and granted the Company's motion to remand the case to state court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) On May 7, 1998, the Company held an annual and special meeting (the "Meeting") of its shareholders.

     (b) At the Meeting, the Company's shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

                                                                 FOR        WITHHELD
                                                              ----------    --------
Isabel Anderson.............................................  35,680,351     57,615
Douglas J. Bourne...........................................  35,680,108     57,858
Charles E. Childers.........................................  35,339,649    398,317
Denis J. Cote...............................................  35,680,842     57,124
William J. Doyle............................................  35,680,510     57,456
Honourable Willard Z. Estey, Q.C. ..........................  35,679,961     58,005
Dallas Howe.................................................  35,680,666     57,300
James F. Lardner............................................  35,680,139     57,827
Donald E. Phillips..........................................  35,680,842     57,124
Paul J. Schoenals...........................................  35,680,606     57,360
Daryl K. Seaman.............................................  35,679,261     58,705
E. Robert Stromberg, Q.C. ..................................  35,680,751     57,215
Jack G. Vicq................................................  35,680,661     57,305
Barrie A. Wigmore...........................................  35,680,842     57,124
Paul S. Wise................................................  35,679,560     58,406

(c) The Company's shareholders also approved the following matters:

          (i) the appointment of the firm of Deloitte & Touche, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's shareholders; the results of the vote were:
     35,667,098 shares for, 42,843 shares against and 28,411 shares abstained;

          (ii) confirming the adoption of an amended and restated Shareholder Rights Agreement entered into by the Company; the results of the vote were:
     16,258,665 shares for, 13,033,978 shares against, 398,656 shares abstained (6,047,053 broker non-votes); and

          (iii) amending and confirming the Company's Stock Option
     Plan -- Officers and Key Employees; the results of the vote were:
     17,310,176 shares for, 11,936,933 shares against, 533,192 shares abstained (6,047,053 broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     2        Agreement and Plan of Merger dated September 2, 1996, as
              amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
              2(a) to Amendment Number 2 to the registrant's Form S-4
              (File No. 333-17841).
     3(a)     Restated Articles of Incorporation of the registrant dated
              October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
              10-K for the year ended December 31, 1995 (the "1995 Form
              10-K").
     3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
     4(a)     Term Credit Agreement between The Bank of Nova Scotia and
              other financial institutions and the registrant dated
              October 4, 1996, incorporated by reference to Exhibit 4(b)
              to the registrant's Form S-4 (File No. 333-17841).
     4(b)     First Amending Agreement to Term Credit Agreement between
              The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
              reference to Exhibit 4(b) to the registrant's report on Form
              10-K for the year ended December 31, 1997 (the "1997 Form
              10-K").
    4(c)      Second Amending Agreement to Term Credit Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
              reference to Exhibit 4(c) to the 1997 Form 10-K.
    4(d)      Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
              incorporated by reference to Exhibit 4(a) to the
              registrant's report on Form 8-K dated June 18, 1997.
    10(a)     Suspension Agreement concerning Potassium Chloride from
              Canada dated January 7, 1988, among U.S. Department of
              Commerce, the registrant, International Minerals and
              Chemical (Canada) Limited, Noranda, Inc. (Central Canada
              Potash Co.), Potash Company of America, a Division of Rio
              Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
              Ltd., Potash Company of Canada Limited, Agent for
              Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
              incorporated by reference to Exhibit 10(a) to the
              registrant's registration statement on Form F-1 (File No.
              33-31303) (the "F-1 Registration Statement").
    10(b)     Sixth Voting Agreement dated April 22, 1978, between Central
              Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
              International Minerals and Chemical Corporation (Canada)
              Limited, PCS Sales and Texasgulf Inc., incorporated by
              reference to Exhibit 10(f) to the F-1 Registration
              Statement.
    10(c)     Canpotex Limited Shareholders Seventh Memorandum of
              Agreement effective April 21, 1978, between Central Canada
              Potash, Division of Noranda Inc., Cominco Ltd.,
              International Minerals and Chemical Corporation (Canada)
              Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
              amended by Canpotex S & P amending agreement dated November
              4, 1987, incorporated by reference to Exhibit 10(g) to the
              F-1 Registration Statement.
    10(d)     Producer Agreement dated April 21, 1978, between Canpotex
              Limited and PCS Sales, incorporated by reference to Exhibit
              10(h) to the F-1 Registration Statement.
    10(e)     Agreement of Limited Partnership of Arcadian Fertilizer,
              L.P. dated as of March 3, 1992 (form), and the related
              Certificate of Limited Partnership of Arcadian Fertilizer,
              L.P., filed with the Secretary of State of the State of
              Delaware on March 3, 1992 (incorporated by reference to
              Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
              Registration Statement on Form S-1 (File No. 33-45828)).
    10(f)     Geismar Complex Services Agreement dated June 4, 1984,
              between Allied Corporation and Arcadian Corporation,
              incorporated by reference to Exhibit 10.4 to Arcadian
              Corporation's Registration Statement on Form S-1 (File No.
              33-34357).
    10(g)     Canpotex/PCS Amending Agreement, dated with effect October
              1, 1992, incorporated by reference to Exhibit 10(f) to the
              1995 Form 10-K.
    10(h)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
              dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
    10(i)     Esterhazy Restated Mining and Processing Agreement dated
              January 31, 1978, between International Minerals and
              Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
    10(j)     Agreement dated December 21, 1990, between International
              Minerals & Chemical Corporation (Canada) Limited and the
              registrant, amending the Esterhazy Restated Mining and
              Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
              Form 10-K for the year ended December 31, 1990.
    10(k)     Operating Agreement dated May 11, 1993, between BP Chemicals
              Inc. and Arcadian Ohio, L.P., as amended by the First
              Amendment to the Operating Agreement dated as of November
              20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
              ("First Amendment"), incorporated by reference to Exhibit
              10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
              First Amendment which is incorporated by reference to
              Arcadian Corporation's report on Form 10-K for the year
              ended December 31, 1995.
    10(l)     Second Amendment to Operating Agreement between BP
              Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
              November 25, 1996, incorporated by reference to Exhibit
              10(k) to the 1997 Form 10-K.
    10(m)     Manufacturing Support Agreement dated May 11, 1993, between
              BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
              current report on Form 8-K for the report event dated May
              11, 1993.
    10(n)     First Amendment to Manufacturing Support Agreement between
              BP Chemicals and Arcadian Ohio, L.P., dated as of November
              25, 1996, incorporated by reference to Exhibit 10(l) to the
              1997 Form 10-K.
    10(o)     Amended and Restated Agreement for Lease dated as of May 16,
              1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
              Quarter 1997 Form 10-Q").
    10(p)     Amended and Restated Lease Agreement dated as of May 16,
              1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
    10(q)     Amended and Restated Agreement for Lease dated as of May 16,
              1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
    10(r)     Amended and Restated Lease Agreement dated as of May 16,
              1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
    10(s)     Amended and Restated Purchase Option Agreement dated as of
              May 16, 1997, between Nitrogen Leasing Company, Limited
              Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
              incorporated by reference to Exhibit 10(r) to the Second
              Quarter 1997 Form 10-Q.
    10(t)     Amended and Restated Purchase Option Agreement dated as of
              May 16, 1997, between Trinidad Ammonia Company, Limited
              Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
              incorporated by reference to Exhibit 10(s) to the Second
              Quarter 1997 Form 10-Q.
    10(u)     Agreement dated January 1, 1997 between the registrant and
              Charles E. Childers, incorporated by reference to Exhibit
              10(s) to the 1997 Form 10-K.
    10(v)     Potash Corporation of Saskatchewan Inc. Stock Option
              Plan -- Directors, incorporated by reference to Exhibit 4(b)
              to the registrant's Post-effective Amendment No. 1 to Form
              S-8 (File No. 333-19215).
    10(w)     The registrant's Stock Option Plan -- Officers and Key
              Employees, incorporated by reference to Schedule D to the
              registrant's proxy circular for the annual and special
              meeting of shareholders held on May 7, 1998.
    10(x)     Short-Term Incentive Plan of the registrant, as amended May
              7, 1997, incorporated by reference to Exhibit 10(w) to the
              Second Quarter 1997 Form 10-Q.
    10(y)     Long-Term Incentive Plan of the registrant, as amended May
              7, 1997, incorporated by reference to Exhibit 10(x) to the
              Second Quarter 1997 Form 10-Q.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
    10(z)     Resolution and Forms of Agreement for Supplemental
              Retirement Income Plan, for officers and key employees of
              the registrant, incorporated by reference to Exhibit 10(o)
              to the 1995 Form 10-K.
    10(aa)    Forms of Agreement dated December 30, 1994, between the
              registrant and certain officers of the registrant,
              concerning a change in control of the registrant,
              incorporated by reference to Exhibit 10(p) to the 1995 Form
              10-K.
    10(bb)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
              to the 1995 Form 10-K.
    10(cc)    Employment Agreement between Arcadian Corporation and Gary
              E. Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on
              Form 10-Q for the period ended March 31, 1997.
    10(dd)    Deferred Compensation Plan, for certain officers of PCS
              Phosphate Company, Inc., incorporated by reference to
              Exhibit 10(r) to the 1995 Form 10-K.
    10(ee)    Supplemental Retirement Benefits Plan, for eligible
              employees of PCS Phosphate Company, Inc., incorporated by
              reference to Exhibit 10(s) to the 1995 Form 10-K.
    10(ff)    Second Amended and Restated Membership Agreement dated
              January 1, 1995, among Phosphate Chemicals Export
              Association, Inc. and members of such association, including
              Texasgulf Inc., incorporated by reference to Exhibit 10(t)
              to the 1995 Form 10-K.
    10(gg)    International Agency Agreement dated January 1, 1995,
              between Phosphate Chemicals Export Association, Inc. and
              Texasgulf Inc. establishing Texasgulf Inc. as exclusive
              marketing agent for such association's wet phosphatic
              materials, incorporated by reference to Exhibit 10(u) to the
              1995 Form 10-K.
    10(hh)    General Partnership Agreement forming Albright & Wilson
              Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
              10-K.
    10(ii)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
    10(jj)    Amending Resolution and revised forms of agreement regarding
              Supplemental Retirement Income Plan of the registrant,
              incorporated by reference to Exhibit 10(x) to the
              registrant's report on Form 10-Q for the quarterly period
              ended June 30, 1996.
    10(kk)    Employment Agreement dated January 21, 1998, by and between
              PCS Phosphate Company, Inc. and Thomas J. Wright,
              incorporated by reference to Exhibit 10(ii) to the 1997 Form
              10-K.
    10(ll)    Shareholder Rights Agreement as amended and restated on
              March 2, 1998, incorporated by reference to Schedule B to
              the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
    11        Statement re Computation of Per Share Earnings.
    27        Financial Data Schedule

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

                                    POTASH CORPORATION OF SASKATCHEWAN INC.

August 11, 1998                     By:        /s/ JOHN L.M. HAMPTON

                                       -----------------------------------------
                                                   John L.M. Hampton
                                        Senior Vice President, General Counsel
                                                     and Secretary

August 11, 1998                     By:        /s/ BARRY E. HUMPHREYS

                                       -----------------------------------------
                                                  Barry E. Humphreys
                                       Sr. Vice President, Finance and Treasurer
                                          (Principal Financial and Accounting
                                                        Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
 2             Agreement and Plan of Merger dated September 2, 1996, as amended, by and among the registrant, Arcadian Corporation and PCS
               Nitrogen, Inc., incorporated by reference to Exhibit 2(a) to
               Amendment Number 2 to the registrant's Form S-4 (File No.
               333-17841).

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


EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
 10(c)         Canpotex Limited Shareholders Seventh Memorandum of Agreement
               effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and
               Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc.
               and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to
               Exhibit 10(g) to the F-1 Registration Statement.

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


EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
 10(m)         Manufacturing Support Agreement dated May 11, 1993, between BP
               Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s current report on
               Form 8-K for the report event dated May 11, 1993.

 10(n)         First Amendment to Manufacturing Support Agreement between BP
               Chemicals and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

 10(o) Amended and Restated Agreement for Lease dated as of May 16,1997, between Trinidad Ammonia Company, Limited Partnership, and PCS
               Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit
               10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second Quarter 1997 Form 10-Q").

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

 10(r) Amended and Restated Lease Agreement dated as of May 16,1997, between Nitrogen Leasing Company, Limited Partnership, and PCS
               Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit
               10(q) to the Second Quarter 1997 Form 10-Q.

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

 10(w) The registrant's Stock Option Plan -- Officers and Key Employees, incorporated by reference to Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.

 10(x)         Short-Term Incentive Plan of the registrant, as amended May 7,
               1997, incorporated by reference to Exhibit 10(w) to the Second
               Quarter 1997 Form 10-Q.

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
 10(y)         Long-Term Incentive Plan of the registrant, as amended May 7,
               1997, incorporated by reference to Exhibit 10(x) to the Second
               Quarter 1997 Form 10-Q.

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

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
 10(ll)        Shareholder Rights Agreement as amended and restated on March 2,
               1998, incorporated by reference to Schedule B to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.

 11            Statement re Computation of Per Share Earnings.

 27            Financial Data Schedule
