Form 10-Q
period 1998-09-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1998-11-12
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     As at October 31, 1998, Potash Corporation of Saskatchewan Inc. (the "Company") had 54,240,509 Common Shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     These interim consolidated financial statements do not include all disclosures normally provided in annual financial statements. In management's opinion, the unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30              SEPTEMBER 30
                                               --------------------    ------------------------
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
Net sales....................................  $521,368    $573,773    $1,765,622    $1,715,255
Cost of goods sold...........................   381,180     424,307     1,288,130     1,266,610
                                               --------    --------    ----------    ----------
GROSS MARGIN.................................   140,188     149,466       477,492       448,645
                                               --------    --------    ----------    ----------
Selling and administrative...................    28,247      25,580        86,547        72,769
Provincial mining and other taxes............    23,517      20,574        68,288        45,543
Other income.................................    (7,151)     (5,539)      (29,617)      (23,745)
                                               --------    --------    ----------    ----------
                                                 44,613      40,615       125,218        94,567
                                               --------    --------    ----------    ----------
OPERATING INCOME.............................    95,575     108,851       352,274       354,078
INTEREST EXPENSE.............................    15,831      22,749        52,940        60,127
                                               --------    --------    ----------    ----------
INCOME BEFORE INCOME TAXES...................    79,744      86,102       299,334       293,951
INCOME TAXES.................................    25,040      14,684        92,504        69,188
                                               --------    --------    ----------    ----------
NET INCOME...................................  $ 54,704    $ 71,418       206,830       224,763
                                               ========    ========
RETAINED EARNINGS, BEGINNING OF PERIOD.......                             680,356       438,526
DIVIDENDS....................................                             (38,817)      (41,738)
                                                                       ----------    ----------
RETAINED EARNINGS, END OF PERIOD.............                          $  848,369    $  621,551
                                               ========    ========    ==========    ==========
NET INCOME PER SHARE (NOTE 5)................  $   1.01    $   1.33    $     3.82    $     4.34
                                               ========    ========    ==========    ==========
DIVIDENDS PER SHARE (NOTE 6).................  $   0.22    $   0.26    $     0.72    $     0.78
                                               ========    ========    ==========    ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $   35,682       $    8,756
  Accounts receivable.......................................      285,470          351,154
  Inventories (Note 4)......................................      348,531          353,425
  Prepaid expenses..........................................       35,021           21,131
                                                               ----------       ----------
                                                                  704,704          734,466
Property, plant and equipment...............................    2,971,979        2,995,625
Goodwill....................................................      563,289          574,296
Other assets................................................      120,888          123,205
                                                               ----------       ----------
                                                               $4,360,860       $4,427,592
                                                               ==========       ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................   $  107,910       $  101,928
  Accounts payable and accrued charges......................      338,376          348,103
  Current portion of long-term debt.........................          340            2,740
                                                               ----------       ----------
                                                                  446,626          452,771
Long-term debt..............................................      840,930        1,129,964
Deferred income tax liability...............................      385,849          338,431
Accrued post-retirement/post-employment benefits............      129,564          123,418
Accrued reclamation costs...................................      129,093          139,105
Other non-current liabilities and deferred credits..........       16,632           16,012
                                                               ----------       ----------
                                                                1,948,694        2,199,701
                                                               ----------       ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................    1,227,311        1,211,049
Contributed Surplus.........................................      336,486          336,486
Retained Earnings...........................................      848,369          680,356
                                                               ----------       ----------
                                                                2,412,166        2,227,891
                                                               ----------       ----------
                                                               $4,360,860       $4,427,592
                                                               ==========       ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                              ------------------------
                                                                1998          1997
                                                              ---------    -----------
OPERATING ACTIVITIES
Net income..................................................  $ 206,830    $   224,763
Items not affecting cash
  Depreciation and amortization.............................    145,810        122,661
  Loss (gain) on disposal of fixed assets...................         45         (1,368)
  Provision for deferred income tax.........................     74,708         34,357
  Provision for post-retirement/post-employment benefits....      5,233          4,933
                                                              ---------    -----------
                                                                432,626        385,346
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................     66,255         44,777
  Inventories...............................................      5,219         10,564
  Prepaid expenses..........................................    (12,785)        (2,331)
  Accounts payable and accrued charges......................    (23,388)       (64,571)
Accrued reclamation costs...................................     (5,737)        (5,620)
Other non-current liabilities and deferred credits..........     (1,291)        (7,718)
                                                              ---------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES.......................    460,899        360,447
                                                              ---------    -----------
INVESTING ACTIVITIES
Acquisition of Arcadian Corporation.........................         --     (1,039,858)
Additions to property, plant and equipment..................    (89,959)       (87,126)
Proceeds from disposal of fixed assets......................      1,312          8,597
Additions to other assets...................................     (3,014)       (15,470)
                                                              ---------    -----------
CASH USED IN INVESTING ACTIVITIES...........................    (91,661)    (1,133,857)
                                                              ---------    -----------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES...............    369,238       (773,410)
                                                              ---------    -----------
FINANCING ACTIVITIES
(Repayment of) proceeds from long-term obligations..........   (325,739)       553,259
Proceeds from short-term debt...............................      5,982        140,000
Repayment of Senior Notes...................................         --       (374,526)
Dividends...................................................    (38,817)       (41,738)
Issuance of shares..........................................     16,262        576,943
                                                              ---------    -----------
CASH (USED IN ) PROVIDED BY FINANCING ACTIVITIES............   (342,312)       853,938
                                                              ---------    -----------
INCREASE IN CASH............................................     26,926         80,528
CASH AND CASH EQUIVALENTS (BANK INDEBTEDNESS), BEGINNING OF
  PERIOD....................................................      8,756         (6,330)
                                                              ---------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  35,682    $    74,198
                                                              =========    ===========
Supplemental cash flow disclosure
  Interest paid.............................................  $  46,221    $    48,564
  Income taxes paid.........................................  $  17,358    $    39,436
                                                              =========    ===========

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its principal operating subsidiaries (the "Company" except to the extent the context otherwise requires):
     -- PCS Sales (Canada) Inc.
          -- PCS Sales (Iowa), Inc.
          -- PCS Sales (Indiana), Inc.
          -- Potash Corporation of Saskatchewan (Florida) Inc.
     -- Potash Corporation of Saskatchewan Transport Limited
     -- PCS Sales (USA), Inc.
     -- PCS Phosphate Company, Inc.
          -- Albright & Wilson Company (proportionately consolidated)
     -- White Springs Agricultural Chemicals, Inc.
     -- PCS Nitrogen, Inc.
          -- PCS Nitrogen Fertilizer, L.P.
          -- PCS Nitrogen Ohio, L.P.
          -- PCS Nitrogen Limited
          -- PCS Nitrogen Fertilizer Limited
          -- PCS Nitrogen Trinidad Limited
     -- PCS Cassidy Lake Company (PCS Cassidy Lake)

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

 3. ACQUISITION OF POTASH COMPANY OF CANADA LIMITED

     On March 3, 1998, the Company acquired all the outstanding shares of Potash Company of Canada Limited for cash of $9,280 (subject to adjustment). Concurrent with the closing, the name Potash Company of Canada Limited was changed to PCS Cassidy Lake Limited and this company was subsequently wound up. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Cassidy Lake have been included in the consolidated financial statements from March 4, 1998.

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

     Due to the cessation of mining activities at PCS Cassidy Lake prior to acquisition, no pro forma information is being presented.

 4. INVENTORIES


                                                       SEPTEMBER 30   DECEMBER 31
                                                           1998          1997
                                                       ------------   -----------
                                                       (UNAUDITED)
Finished product.....................................    $166,234      $162,181
Materials and supplies...............................     106,258       107,518
Raw materials........................................      54,576        59,689
Work in process......................................      21,463        24,037
                                                         --------      --------
                                                         $348,531      $353,425
                                                         ========      ========


 5. NET INCOME PER SHARE (EARNINGS PER SHARE)

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the nine months ended September 30, 1998 of 54,155,000 (1997 -- 51,765,000). Third quarter net income per share is calculated on the weighted average shares issued and outstanding during the three months ended September 30, 1998 of 54,235,000 (1997 -- 53,724,000).

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

     Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of goods sold and transportation and distribution expenses be included in selling and administrative expenses.

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

  Third Quarter

     Net sales and net income for the three months ended September 30, 1998 declined 9 percent and 23 percent, respectively, over the same period in 1997. Net income for the three months ended September 30, 1998 was $54.7 million
(1997 -- $71.4 million) on net sales of $521.4 million (1997 -- $573.8 million), or $1.01 per share (1997 -- $1.33 per share). Third quarter gross margin and operating income were $140.2 million and $95.6 million, respectively, compared to a gross margin of $149.5 million and operating income of $108.9 million for the same period in 1997.

     For the three months ended September 30, 1998, North American and offshore net sales revenue was $361.4 million (1997 -- $405.8 million) and $160.0 million (1997 -- $168.0 million), respectively. North American net sales revenue represented 69 percent (1997 -- 71 percent) of total net sales revenue, whereas offshore sales represented 31 percent of net sales revenue (1997 -- 29 percent).

     Potash, phosphate and nitrogen net sales revenue for the third quarter of 1998 was $136.9 million (1997 -- $123.1 million), $245.0 million (1997 -- $235.2 million), and $139.5 million (1997 -- $215.5 million), respectively.

     Gross margin for the three months ended September 30, 1998 decreased $9.3 million or 6 percent over the same period in 1997. Gross margin for potash products was $79.5 million, an increase of $11.5 million when compared to the third quarter of 1997. Gross margin for phosphate products was $48.1 million, a decrease of $3.6 million when compared to the same period in 1997. Gross margin for nitrogen products was $12.6 million, a decrease of $17.2 million when compared to the third quarter of 1997.

  Year to date

     Net sales and net income for the nine months ended September 30, 1998 improved 3 percent and declined by 8 percent, respectively, over the same period in 1997. Net income for the nine months ended September 30, 1998 was $206.8 million (1997 -- $224.8 million) on net sales of $1,765.6 million (1997 -- $1,715.3 million), or $3.82 per share (1997 -- $4.34 per share). Gross margin and operating income for the nine months ended September 30, 1998 were $477.5 million and $352.3 million, respectively, compared to a gross margin of $448.6 million and operating income of $354.1 million for the same period in 1997 (an increase of 6 percent in gross margin and a marginal decrease in operating income).

     For the nine months ended September 30, 1998, North American and offshore net sales revenue was $1,264.5 million (1997 -- $1,234.9 million) and $501.1 million (1997 -- $480.4 million), respectively. North American net sales revenue represented 72 percent (1997 -- 72 percent) of total net sales revenue, whereas offshore sales represented 28 percent of net sales revenue (1997 -- 28 percent).

     Potash, phosphate and nitrogen net sales revenue for the first nine months of 1998 was $441.7 million (1997 -- $367.4 million), $741.7 million
(1997 -- $705.8 million), and $582.2 million (1997 -- $642.1 million), respectively.

     Gross margin for the first nine months of 1998 increased $28.9 million or 6 percent over the same period in 1997. Gross margin for potash products was $255.8 million, an increase of $77.5 million when compared to the first nine months of 1997. Gross margin for phosphate products was $161.1 million, an increase of $15.4 million when compared to the same period in 1997. Gross margin for nitrogen products was $60.6 million, a decrease of $64.0 million when compared to 1997.

POTASH

  Third Quarter

     Potash net sales revenue for the three months ended September 30, 1998 was $136.9 million (1997 -- $123.1 million) representing 26 percent (1997 -- 21 percent) of consolidated net sales revenue. Gross margin for potash was $79.5 million (1997 -- $68.0 million) or 57 percent of consolidated gross margin (1997 -- 47 percent).

     In the third quarter of 1998, North American sales volumes increased 9 percent (0.065 million tonnes) as compared to third quarter sales in 1997
(1998 -- 0.780 million tonnes; 1997 -- 0.715 million tonnes). In 1998 an anticipated price increase fueled domestic sales in the latter half of the third quarter. Potash prices were 21 percent higher in the domestic market compared to the third quarter of 1997 as a result of successive price increases that held due primarily to tighter supply throughout the year. Offshore sales volumes decreased by 14 percent compared to the third quarter of 1997 due to large volume sales to China and Brazil in the second quarter of 1998 that the Company believes had the effect of shifting sales tonnes from the third quarter. Prices realized in the offshore markets increased 13 percent compared to the third quarter of 1997 due to a combination of increased prices, sales mix and Canpotex adjustments to interim pricing.

     North American net sales revenue from potash operations represented 49 percent of the potash net sales revenue of the Company during this year's third quarter. In the three months ended September 30, 1998, the increase in North American potash sales volumes and an increase in North American prices resulted in a $16.1 million increase in North American potash net sales revenue over the same period in 1997.

     Third quarter offshore net sales revenue from potash operations represented 51 percent of potash net sales revenue of the Company. The decrease in offshore sales volumes and increase in offshore selling price resulted in a $2.3 million decrease in offshore potash net sales revenue over the same period in 1997. In the offshore market, the Company sold 0.739 million potash tonnes during the third quarter of 1998 (1997 -- 0.863 million tonnes). Of the 0.739 million tonnes, 0.604 million tonnes were sold through Canpotex and the remaining 0.135 million tonnes were produced by the New Brunswick divisions and sold and delivered to offshore markets by PCS Sales.

  Year to Date

     Potash net sales revenue for the nine months ended September 30, 1998 was $441.7 million (1997 -- $367.4 million) representing 25 percent (1997 -- 21 percent) of consolidated net sales revenue. Gross margin for potash was $255.8 million (1997 -- $178.3 million) or 54 percent of consolidated gross margin (1997 -- 40 percent).

     In the first nine months of 1998, North American sales volumes decreased 4 percent (0.096 million tonnes) over the same period in 1997 (1998 -- 2.157 million tonnes; 1997 -- 2.253 million tonnes). Potash prices were 26 percent higher in the domestic market compared to the third quarter of 1997 as a result of successive price increases that held due primarily to tighter supply throughout the year. Offshore sales volumes increased by 9 percent primarily due to large volume sales to China and Brazil. Prices realized in the offshore markets increased 10 percent as prices in China, Japan, Brazil and Malaysia were higher than last year.

     North American net sales revenue from potash operations represented 41 percent of the Company's potash net sales revenue during this year's first nine months. In the first nine months of 1998, the decrease in North American potash sales volumes and an increase in North American prices resulted in a $30.5 million increase in North American potash net sales revenue over the same period in 1997.

     In the first nine months of 1998, offshore net sales revenue from potash operations represented 59 percent of potash net sales revenue of the Company. In the third quarter of 1998, the increase in offshore sales volumes and offshore selling price resulted in a $43.8 million increase in offshore potash net sales revenue over the same period in 1997. In the offshore market, the Company sold
3.004 million potash tonnes (1997 -- 2.758 million tonnes). Of the 3.004 million tonnes, 2.555 million tonnes were sold through Canpotex and the remaining 0.449 million tonnes were produced by the New Brunswick divisions and sold and delivered to offshore markets by PCS Sales.

PHOSPHATE

  Third Quarter

     Phosphate net sales revenue for the three months ended September 30, 1998 was $245.0 million representing 47 percent of consolidated net sales revenue (1997 -- 41 percent). The distribution of this revenue was as follows: liquid phosphates $87.4 million (36 percent); solid phosphates $95.6 million (39 percent); feed supplements $42.7 million (17 percent); industrial products $18.9 million (8 percent) and phosphate rock $0.4 million. For the same three months of 1997 net sales revenue was $235.2 million (41 percent of consolidated net sales revenue); liquid phosphates $75.7 million (32 percent); solid phosphates $91.2 million (39 percent); feed supplements $45.6 million (19 percent) and industrial products $22.7 million (10 percent). Gross margin for phosphate was $48.1 million (1997 -- $51.8 million) or 34 percent of consolidated gross margin (1997 -- 35 percent).

     For the three months ended September 30, 1998 net sales revenue from liquid and solid phosphates was $183.0 million (1997 -- $166.9 million) with sales volumes of 0.915 million tonnes (1997 -- 0.856 million tonnes). Solid phosphates (substantially all DAP) accounted for 39 percent (1997 -- 39 percent) of the total phosphate net sales revenue. Liquid phosphate prices increased by 4 percent (due to a large percentage of higher priced domestic sales in the sales mix) and sales volumes increased by 11 percent, resulting in additional net sales revenue of $11.7 million over the third quarter of 1997. Third quarter sales to India and Brazil are ahead of last year, with higher prices being realized in Brazil. Solid phosphate prices increased marginally and sales volumes increased by 4 percent as compared to the third quarter of 1997. China took above contract volumes and India also took good volumes. This resulted in additional net sales revenue of $4.4 million compared to the same period of 1997.

     Net sales revenue from feed supplements and industrial products during the third quarter was $61.6 million (1997 -- $68.3 million) with sales volumes of
0.222 million tonnes (1997 -- 0.238 million tonnes). Feed supplement prices decreased 3 percent and volumes decreased 4 percent as compared to the third quarter of 1997 primarily due to adverse financial conditions in Asia. This resulted in a decrease in net sales revenue of $2.9 million. Industrial product prices declined by 2 percent while sales volumes decreased by 15 percent. Lower prices were principally the result of product mix while the lower volumes were primarily the result of a strike at a significant customers facility which reduced sales. This resulted in a reduction of net sales revenue of $3.8 million. Non-fertilizer products represented 28 percent of phosphate sales volumes but accounted for 45 percent of the phosphate gross margin.

  Year to Date

     Phosphate net sales revenue for the nine months ended September 30, 1998 was $741.7 million representing 42 percent of consolidated net sales revenue. The distribution of this revenue was as follows: liquid phosphates $263.7 million (36 percent); solid phosphates $275.8 million (37 percent); feed supplements $137.6 million (19 percent); industrial products $64.0 million (8 percent) and phosphate rock $0.6 million. For the comparable nine months of 1997 net sales revenue was $705.8 million (41 percent of consolidated net sales revenue); liquid phosphates $225.2 million (32 percent); solid phosphates $272.1 million (39 percent); feed supplements $140.2 million (20 percent); industrial products $67.0 million (9 percent) and phosphate rock $1.3 million. Gross margin for phosphate was $161.1 million (1997 -- $145.7 million) or 34 percent of consolidated gross margin (1997 -- 32 percent).

     For the nine months ended September 30, 1998 net sales revenue from liquid and solid phosphates was $539.5 million (1997 -- $497.3 million) with sales volumes of 2.667 million tonnes (1997 -- 2.533 million tonnes). Solid phosphates (substantially all DAP) accounted for 37 percent (1997 -- 39 percent) of the total phosphate net sales revenue. Liquid phosphate prices increased by 5 percent (due to a large percentage of higher priced domestic sales in the sales mix) and sales volumes increased by 11 percent, resulting in additional net sales revenue of $38.5 million compared to the first nine months of 1997. Overall, solid phosphate prices and volumes in the first nine months of 1998 were consistent with the first nine months of 1997.

     Net sales revenue from feed supplements and industrial products during the first nine months was $201.6 million (1997 -- $207.2 million) with sales volumes of 0.716 million tonnes (1997 -- 0.727 million tonnes). Feed supplement prices and volumes were generally steady as compared to the first nine months of 1997. Industrial product prices declined by 3 percent while sales volumes declined marginally. Non-fertilizer products represented 30 percent of phosphate sales volumes but accounted for 45 percent of the phosphate gross margin.

NITROGEN

     With the exception of purchased product, nitrogen data for 1997 is only for the period subsequent to the acquisition of PCS Nitrogen, Inc. (formerly Arcadian Corporation) on March 6, 1997.

  Third Quarter

     Nitrogen net sales revenue for the three months ended September 30, 1998 was $139.5 million (1997 -- $215.5 million) representing 27 percent (1997 -- 38 percent) of consolidated net sales revenue. Net sales revenue includes $4.9 million (1997 -- $57.8 million) of purchased nitrogen products for resale. The overall gross margin was impacted negatively by reductions in sales prices. Manufactured nitrogen net sales revenue for the three months ended September 30, 1998 was $134.6 million. The distribution of this revenue was as follows: ammonia $53.7 million (40 percent); urea $37.0 million (27 percent); nitrogen solutions $12.7 million (9 percent) and other nitrogen products $31.2 million (23 percent). Third quarter 1997 manufactured nitrogen net sales revenue was $157.7 million as follows: ammonia $46.0 million (29 percent); urea $53.1 million (34 percent); nitrogen solutions $26.2 million (17 percent) and other nitrogen products $32.4 million (20 percent). Gross margin for nitrogen products was $12.6 million or 9 percent of consolidated gross margin.

     Sales tonnes for manufactured nitrogen products in the third quarter of 1998 were as follows: ammonia 0.410 million tonnes; urea 0.255 million tonnes; nitrogen solutions 0.155 million tonnes and other nitrogen products 0.247 million tonnes. After large sales of nitrogen solutions in the second quarter, volumes were down 50 percent in the third quarter on a year-over-year basis. Sales of ammonia for fertilizer were slow but the strong DAP market supported healthy sales to DAP producers. Agricultural urea sales came under pressure as buyers delayed purchases based on expectations of declining prices in the US Gulf. Sales tonnes for manufactured nitrogen products for the third quarter of 1997 were: ammonia 0.273 million tonnes; urea 0.335 million tonnes; nitrogen solutions 0.311 million tonnes and other nitrogen products 0.255 million tonnes. Purchased nitrogen products sales tonnes for the three months ended September 30, 1998 were 0.041 million tonnes (1997 -- 0.345 million tonnes).

     The nitrogen market has been under pressure since last year when China stopped buying urea, depressing prices. Less ammonia was then upgraded to urea, which pulled ammonia prices down. The market for nitrogen solutions was also affected. However, the Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market (non-fertilizer products represented 52 percent of nitrogen sales volumes and provided 87 percent of the nitrogen gross margin).

  Year to Date

     Nitrogen net sales revenue for the first nine months was $582.2 million (1997 -- $642.1 million) representing 33 percent (1997 -- 38 percent) of consolidated net sales revenue. Net sales revenue includes $45.6 million (1997 -- $155.4 million) of purchased nitrogen products for resale. The overall gross margin was impacted negatively by lower sales prices. Manufactured nitrogen net sales revenue for the nine months ended September 30, 1998 was $536.6 million. The distribution of this revenue was as follows: ammonia $153.8 million (29 percent); urea $156.5 million (29 percent); nitrogen solutions $124.9 million (23 percent) and other nitrogen products $101.4 million (19 percent). For the seven months of 1997 manufactured nitrogen net sales revenue was $486.7 million as follows: ammonia $134.7 million (28 percent); urea $153.2 million (31 percent); nitrogen solutions $112.8 million (23 percent) and other nitrogen products $86.0 million (18 percent). Gross margin for nitrogen products was $60.6 million or 12 percent of consolidated gross margin.

     For the first nine months of 1998 sales tonnes for manufactured nitrogen products were as follows: ammonia 1.143 million tonnes; urea 1.085 million tonnes; nitrogen solutions 1.601 million tonnes and other nitrogen products
0.807 million tonnes. Sales tonnes for manufactured nitrogen products for the seven months of 1997 were as follows: ammonia 0.745 million tonnes; urea 0.876 million tonnes; nitrogen solutions 1.124 million tonnes and other nitrogen products
0.650 million tonnes. Purchased nitrogen products sales tonnes for the nine months ended September 30, 1998 were 0.386 million tonnes (1997 -- 0.864 million tonnes).

     Non-fertilizer products (which are subject to contractual prices) represented 35 percent of nitrogen sales volumes in the first nine months of 1998 and provided 86 percent of the nitrogen gross margin.

COST OF GOODS SOLD

  Third Quarter


     For the three months ended September 30, 1998, the Company produced 1.259 million potassium chloride (KCl) tonnes, compared to 1.297 million tonnes in the third quarter of 1997, a decrease of 0.038 million tonnes (3 percent). For the three months ended September 30, 1998, the Company produced 0.585 million phosphoric acid (P(2)0(5)) tonnes from its phosphate operations, compared to
0.599 million tonnes in 1997. Nitrogen production was 0.781 million nitrogen (N) tonnes in the third quarter of 1998 compared to 0.722 million tonnes in the same period in 1997.


     Potash unit cost of sales increased by 8 percent in the third quarter of 1998 compared to the same period in 1997 due primarily to four more shutdown weeks and the additional costs associated with locating and managing a saturated brine inflow at the Company's Sussex mine (including costs that had previously been deferred).

     Overall phosphate unit cost of sales in the third quarter of 1998 increased 3 percent compared to the same period in 1997. Preparations for Hurricane Bonnie required the plant at Aurora to shut down for three days. Lower ammonia costs were offset primarily by unexpectedly higher rock costs.


     In nitrogen, U.S. natural gas market prices were flat compared to the same period in 1997. The per unit natural gas cost included in cost of sales decreased approximately 13 percent from the same period in 1997. This saving was partially offset by production problems at Lima following a turnaround. Overall, per unit cost of sales of manufactured products decreased by 4 percent as compared with the third quarter of 1997.


     Depreciation and amortization expense (including amortization of goodwill of $3.7 million included in selling and administrative expenses) for the three months ended September 30, 1998 was $48.2 million compared to $44.7 million in 1997.

  Year to Date


     For the nine months ended September 30, 1998, the Company produced 5.301 million KCl tonnes, compared to 4.636 million tonnes in the same period in 1997, an increase of 0.665 million tonnes (14 percent). For the nine months ended September 30, 1998, the Company produced 1.750 million P(2)0(5) tonnes from its phosphate operations, compared to 1.720 million tonnes in 1997, an increase of
0.030 million tonnes (2 percent). Nitrogen production was 2.317 million N tonnes in the first nine months of 1998 compared to 1.685 million N tonnes in seven months of 1997.



     Potash unit cost of sales decreased by 5 percent in the first nine months of 1998 compared to the same period in 1997 due primarily to higher production volumes and fourteen fewer shutdown weeks in 1998. Reduced cost of sales combined with domestic and offshore price increases resulted in a 39 percent increase in the per unit gross margin realized on potash products on a year-over-year basis. The Company's mine at Sussex, New Brunswick continues to experience saturated brine inflow at the rate of approximately 200 gallons per minute. Mining operations have not been affected by this inflow and efforts to locate and control it continue. Costs associated with locating and managing this inflow are being expensed as incurred and to date have not been material.


     Overall phosphate unit cost of sales in the first nine months of 1998 were essentially flat compared to the same period of 1997. On an overall basis the per unit gross margin on phosphate products increased by 7 percent on a year over year basis, primarily due to improved prices.

     In nitrogen, U.S. natural gas market prices have decreased from the same period in 1997. The per unit natural gas cost included in cost of sales decreased approximately 7 percent from the same period in 1997.

This contributed to a reduction in the overall per unit cost of sales of manufactured products of 4 percent as compared with the same period of 1997.

     Depreciation and amortization expense (including amortization of goodwill of $11.0 million included in selling and administrative expenses) for the first nine months of 1998 was $145.8 million compared to $122.7 million in 1997, an increase of $23.1 million or 19 percent. The increase was largely attributable to $17.5 million of additional depreciation and amortization due to a full nine months of nitrogen operations.

SELLING AND ADMINISTRATIVE

  Third Quarter

     Selling and administrative expenses during the third quarter of 1998 were $28.2 million as compared to $25.6 million in 1997, an increase of $2.6 million. This increase was largely attributable to the combination of a settlement relating to a Revenue Canada audit, increased compensation and an increase in bad debt expense.

  Year to Date

     Selling and administrative expenses (which includes amortization of goodwill) during the first nine months of 1998 were $86.5 million as compared to $72.8 million in 1997, an increase of $13.7 million. The increase was attributable to the inclusion of nitrogen operations for nine months in 1998 versus seven months in 1997 and to general increases in supplies, compensation and benefits.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. PCS New Brunswick Division and the Saskatchewan divisions pay a provincial crown royalty, which is accounted for under cost of goods sold.

  Third Quarter

     For the third quarter of 1998, provincial mining and other taxes were $23.5 million ($15.64 per tonne on an overall basis) as compared to $20.6 million ($13.04 per tonne on an overall basis) in the third quarter of 1997, an increase of $2.9 million. Potash Production Tax for the third quarter of 1998 was $18.6 million compared to $16.3 million in the same period in 1997, an increase of $2.3 million. Although the Province of Saskatchewan has reduced the top marginal rate of the profits portion of the Potash Production Tax from 50 percent to 35 percent effective January 1, 1998, the combination of higher prices and increased volumes for potash increased the amount of tax paid in the third quarter of 1998. Corporate capital tax was $4.9 million in the three months ended September 30, 1998 compared to $4.3 million in the same period in 1997, an increase of $0.6 million.

  Year to Date

     For the first nine months of 1998, provincial mining and other taxes were $68.3 million ($13.34 per tonne on an overall basis) as compared to $45.5 million ($9.09 per tonne on an overall basis) in the first nine months of 1997, an increase of $22.8 million. Potash Production Tax for the first nine months of 1998 was $52.9 million compared to $33.1 million in the same period in 1997, an increase of $19.8 million. Although the Province of Saskatchewan has reduced the top marginal rate of the profits portion of the Potash Production Tax from 50 percent to 35 percent effective January 1, 1998, the combination of higher prices and increased volumes for potash increased the amount of tax paid in the first nine months of 1998. Corporate capital tax was $15.4 million in the nine months ended September 30, 1998 compared to $12.3 million in the same period in 1997, an increase of $3.1 million.

INTEREST EXPENSE

  Third Quarter

     For the third quarter of 1998, interest expense was $15.8 million as compared to $22.7 million in the same period in 1997. The reduction in interest expense is a result of the Company using its cash flow to pay down debt. Average long-term debt outstanding during the third quarter of 1998 was $340.4 million less than in the same period in 1997.

  Year to Date

     For the first nine months of 1998, interest expense was $52.9 million as compared to $60.1 million in the same period in 1997. The 1998 amounts include interest for the full nine months on the debt incurred in connection with the acquisition of PCS Nitrogen in March 1997. This additional interest is more than offset by the reduction in interest expense resulting from the Company using its cash flow to pay down debt. Average long-term debt outstanding during the first nine months of 1998 was $284.0 million less than the average long-term debt outstanding from March 7, 1997 to September 30, 1997.

INCOME TAXES

  Third Quarter

     Income taxes in the third quarter of 1998 were $25.0 million, compared to $14.7 million in the same period of 1997, an increase of $10.3 million. The increase was principally attributable to the recording of a deferred income tax provision relating to the Company's Canadian operations due to the strong results generated by potash. The effective consolidated tax rate for the third quarter of 1998 was 31 percent (1997 -- 17 percent), of which 3 percentage points represented cash income taxes and 28 percentage points represented deferred income taxes.

  Year to Date

     Income taxes in the first nine months of 1998 were $92.5 million, compared to $69.2 million in the same period of 1997, an increase of $23.3 million. The increase was attributable to the recording of a deferred income tax provision relating to the Company's Canadian operations due to the strong results generated by potash. The effective consolidated tax rate for the first nine months of 1998 was 31 percent (1997 -- 24 percent) of which 6 percentage points represented cash income taxes and 25 percentage points represented deferred income taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Working capital for the first nine months of 1998 decreased by $23.6 million. Cash flow from operations in the first nine months was $460.9 million (1997 -- $360.4 million), a new record. Quick and current ratios were .72 and
1.58 at September 30, 1998, respectively (.79 and 1.62 at December 31, 1997). The Company paid down its long-term debt by $325.7 million and paid dividends of $38.8 million (1997 -- $41.7 million). Capital expenditures for the nine months ended September 30, 1998 were $90.0 million (1997 -- $87.1 million). At the end of the first nine months of 1998, the debt to capital ratio was at 28 percent (36 percent at December 31, 1997) and the interest coverage ratio was 6.7 to 1 (5.5 to 1 at December 31, 1997). The net long-term debt to market capitalization at September 30, 1998 was 28 percent (25 percent at December 31, 1997).

YEAR 2000 UPDATE


     The year 2000 poses a risk that computer systems or devices containing microchips will give erroneous results if the year 2000 is stored as 00. The Year 2000 problem, if not remedied, could result in a system failure or miscalculations causing what are expected to be temporary disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities. The Company defines year 2000 compliance as computer systems or devices which will function accurately before, on, and after January 1, 2000 without business or operational interruptions, or repercussions, due to any date-related functions.


     The Company has a Year 2000 committee composed of executive and senior management to oversee and direct the Company's efforts to identify and resolve Year 2000 issues. The Company anticipated Year 2000 requirements for its corporate, potash and sales administrative systems in the early 1990s by implementing four digit century standards. Testing to confirm compliance is substantially complete. Based on testing and investigations to date the Company believes that these systems will not give rise to material Year 2000 problems. Phosphate and nitrogen subsidiaries are conducting routine compliant upgrades of their packaged administrative systems. The last such upgrade is expected to be completed by mid-1999.

     The Company has completed the assessment of its operational systems, with the exception of two nitrogen plants, the assessment of which it expects to complete in the fourth quarter of 1998. The completed assessments have not disclosed issues that cause the Company to believe that such operational systems will give rise to material Year 2000 problems.

     The Company has formally communicated with critical customers, suppliers and other external parties to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their Year 2000 issues. Written assurances received to date have not identified any matters which are expected to materially affect the Company. However, the effect, if any, on the Company's results of operations or financial condition from the failure of these entities to be Year 2000 ready is uncertain.


     The Company is primarily utilizing internal resources to identify, upgrade and test its systems for Year 2000 compliance. The use of internal resources for Year 2000 issues has not deferred any other material projects. The Company anticipates that these efforts will be completed by mid-1999 and that the total estimated costs will approximate $2.0 million. To date $0.2 million has been expended. These costs have been and are expected to continue to be financed from internally generated cash flows.


     At this time, the Company believes its most reasonably likely worst case scenario is that there may be temporary disruptions of power to certain of its plants and/or that there may be temporary disruptions of certain transportation services. In either case, the Company does not believe that these disruptions would have a material adverse effect on its results of operations or financial condition. This is principally due to the fact that inventory levels would be building in anticipation of the spring fertilizer season; fertilizer sales are seasonally low at the beginning of the year and the disruptions, if any, would be expected to be temporary.


     The Company does not currently have formal contingency plans documented but continues to evaluate the circumstances in which such plans may be appropriate.


OUTLOOK

     The statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including those in the "Year 2000 Update" and in this "Outlook" section, relating to the period after September 30, 1998, are forward-looking statements subject to a number of risks and uncertainties. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, fluctuations in supply and demand in fertilizer, sulphur and petrochemical markets, changes in capital markets, changes in currency exchange rates, unexpected geological or environmental conditions, imprecision in reserve estimates, and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions by country will vary on a year-over-year basis and sales shifts can be expected to occur from one period to another. With respect to the Year 2000, factors that may cause these differences include, but are not limited to, the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; the ability to develop and implement contingency plans if necessary and the actions of customers, suppliers and other external parties with respect to Year 2000 problems.

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

     The Company sells a significant amount of potash and phosphate for fertilizer use in the offshore markets. To date, the currency devaluation and financial crises in Asian countries have not significantly affected these sales (with the exception of potash sales to Indonesia). These countries purchase fertilizer to grow cash crops for export and to grow food for internal use and are making fertilizer purchases a priority in spending plans.

However, the persistence of the financial crises could affect the growth trend. The United States Congress has passed a bill which exempts fertilizers from trade sanctions against India and Pakistan.

     The Company also sells products in non-fertilizer markets which are affected by domestic economic growth. Domestic economic conditions will impact demand for these upgraded products. Demand for fertilizer and non-fertilizer products will also be impacted by the degree that additional capacity, particularly for nitrogen products, comes on stream.

     During the fourth quarter of 1998, sales volumes in the domestic potash market are expected to be lower than the comparable period in 1997. The Company announced a $6 per ton price increase effective September 14, 1998 which will be fully tested when dealers begin to refill tonnage for the fall application period.


     Potash sales volumes in the offshore markets in the fourth quarter of 1998 are expected to decline from the same period in 1997 due to reduced Canpotex sales. Realized export prices are expected to remain higher on a year-over-year basis. A price increase with Malaysia went into effect on October 1. Due to changes in productive capacity of some Canpotex shareholder's mines, Canpotex is currently reviewing a modest reallocation of sales tonnage amongst the members.


     The Company continues to operate its potash mines by matching production to anticipated sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter over quarter comparative basis. The Company is currently planning ten shutdown weeks in the fourth quarter of 1998, compared to six in the fourth quarter of 1997, which is expected to impact fourth quarter production costs. Provincial mining and other taxes in the fourth quarter, on a per tonne basis, are expected to be lower than those in the third quarter of 1998 and the September 30 year-to-date amount.

     In the near-term phosphate prices are expected to remain firm. Worldwide phosphoric acid capacity utilization continues to operate at historically high levels. Liquid phosphate sales volumes in the fourth quarter of 1998 are expected to be higher than the fourth quarter of 1997 as sales are on track for the 1999 spring season.

     As two-thirds of U.S. DAP is exported, a strong offshore market is required to maintain upward pressure on prices. To date in 1998, China, the biggest offshore buyer, has purchased above contract sales volumes from PhosChem. India is also buying good volumes and Pakistan is now back in the market which should help fourth quarter volumes and prices. In addition, Mulberry Phosphates has joined PhosChem, further strengthening the association's offshore sales position.

     Feed supplement sales prices in the fourth quarter are expected to remain at third quarter 1998 levels but decline slightly on a year-over-year basis.

     Urea prices continue to deteriorate below last year's levels. The urea market is influenced by China where buyers remain inactive. The Company's overall urea price realizations have been aided by higher priced industrial product. The difficult urea market carries over into the nitrogen solutions market, where prices continue to be disappointing. Fourth quarter prices are expected to decline from the third quarter of 1998 and on a year-over-year basis due to continued pressure from offshore suppliers.

     Production at the new ammonia plant in Trinidad, dedicated in August, will reduce the Company's requirements for purchased product and increase its sales of higher margin manufactured ammonia. This is expected to enhance the Company's overall cost position. However, a water supply problem in Trinidad closed the facility for twelve days which is expected to increase fourth quarter costs.

     Nitric acid sales volumes should increase late in the fourth quarter of 1998 or early in the first quarter of 1999 as new production comes on stream to meet increased contractual commitments. Stable to increased volumes of this high margin product are expected to contribute positively to nitrogen gross margin. However, lower prices, generally, for all nitrogen products is expected to result in a fourth quarter gross margin approximately the same as the gross margin of the comparable period in 1997.

     Phosphate processing costs will continue to be affected by ammonia costs, one of the key inputs. Ammonia costs in the fourth quarter are expected to be lower than in the third quarter of 1998 (as ammonia costs tend to lag the market by one quarter) and the comparable period in 1997. PCS can use approximately one-quarter of the ammonia it produces and sells as ammonia at its own phosphate plants. The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. As the most flexible producer, the Company will continue to allocate its nitrogen and phosphate feed stock to production of the products that it expects will result in the best margins.

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


     In accordance with procedures established by the Uruguay Round Agreements Act, Commerce and the U.S. International Trade Commission will initiate a "sunset" review of the suspended investigation in April 1999 to determine whether the suspended investigation and suspension agreement should be terminated or should remain in effect.


LAKE CHARLES PLANT

     In connection with a 1992 incident at PCS Nitrogen's Lake Charles plant, three groups of former employees of the Lake Charles plant filed three lawsuits in July 1993 alleging that they were wrongfully terminated following the incident. On August 11, 1998 judgment was entered in favor of the Company with respect to all claims following an appeal to the United States Court of Appeals for the Fifth Circuit on the basis that all three claims asserted were preempted by federal labor law. The plaintiffs' Motion for Reconsideration was denied by the Fifth Circuit on October 5, 1998.

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against the Company also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. On August 11, 1998, the Court ruled that the employment agreements were enforceable against the Company and that equitable claims and defenses against the executives for breaches of fiduciary duties, corporate waste, and self-dealing should be asserted by PCS Nitrogen in the state court action described below. Trial with respect to the claims of Mr. Campbell, Mr. Williams and Mr. Kesser commenced on August 17, 1998 and concluded on August 25, 1998. The parties' post-trial submissions, including written Closing Arguments and responses thereto, were submitted by October 5, 1998. Trial dates for the claims of Mr. Lance and Mr. Alyea have yet to be set by the court. Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company.

     On September 15, 1997, the Company and PCS Nitrogen filed an action in the Circuit Court of Tennessee for Thirtieth Judicial District at Memphis against J. Douglas Campbell, Peter H. Kesser, Alfred L. Williams, Charles W. Lance, Jr., and David L. Alyea, for declaratory relief and damages. The Company and PCS Nitrogen allege that the defendants, all former executives of Arcadian, committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the employment agreements each of them had with Arcadian. In addition, the Company has sought a declaratory judgment with respect to the unenforceability of the employment agreements. On October 14, 1997, the defendants removed this action from the Circuit Court of Tennessee to the United States District Court for the Western District of Tennessee. On October 21, 1997, the five defendants filed counterclaims: (i) under the Employee Retirement Income Security Act of 1974, as amended (ERISA), against PCS Nitrogen, (ii) alleging that the Company and PCS Nitrogen unlawfully interfered with their attainment of benefits under their employment agreements, and (iii) incorporating by reference all claims asserted in their individually filed complaints. The damages sought by the defendants in these counterclaims appear substantially equivalent to the damages sought in their individually filed suits as plaintiffs. On July 20, 1998 the federal court dismissed all of the former executives' claims under ERISA and granted the Company's motion to remand the case to state court, where it remains pending.

PORT AUTHORITY PROCEEDINGS

     On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), PCS Nitrogen and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The lawsuit was removed to federal court in New Jersey. On February 7, 1997, the defendants filed a motion to dismiss the suit for failure to state a claim upon which relief could be granted. On December 19, 1997, that motion was granted and the complaint was dismissed with prejudice. On January 15, 1998, the Port Authority appealed the dismissal to the United States Court of Appeals for the Third Circuit. The case was fully briefed and oral argument was heard on September 17, 1998. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from PCS Nitrogen in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. PCS Nitrogen is unaware of any basis for liability and intends to continue to vigorously defend the lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
     2       Agreement and Plan of Merger dated September 2, 1996, as
             amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
             2(a) to Amendment Number 2 to the registrant's Form S-4
             (File No. 333-17841).
     3(a)    Restated Articles of Incorporation of the registrant dated
             October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
             10-K for the year ended December 31, 1995 (the "1995 Form
             10-K").
     3(b)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
     4(a)    Term Credit Agreement between The Bank of Nova Scotia and
             other financial institutions and the registrant dated
             October 4, 1996, incorporated by reference to Exhibit 4(b)
             to the registrant's Form S-4 (File No. 333-17841).
     4(b)    First Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
             reference to Exhibit 4(b) to the registrant's report on Form
             10-K for the year ended December 31, 1997 (the "1997 Form
             10-K").
     4(c)    Second Amending Agreement to Term Credit Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
             reference to Exhibit 4(c) to the 1997 Form 10-K.
     4(d)    Third Amending Agreement to Term Credit Agreement between
             the Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998.
     4(e)    Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
             incorporated by reference to Exhibit 4(a) to the
             registrant's report on Form 8-K dated June 18, 1997.
    10(a)    Suspension Agreement concerning Potassium Chloride from
             Canada dated January 7, 1988, among U.S. Department of
             Commerce, the registrant, International Minerals and
             Chemical (Canada) Limited, Noranda, Inc. (Central Canada
             Potash Co.), Potash Company of America, a Division of Rio
             Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
             Ltd., Potash Company of Canada Limited, Agent for
             Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
             incorporated by reference to Exhibit 10(a) to the
             registrant's registration statement on Form F-1 (File No.
             33-31303) (the "F-1 Registration Statement").
    10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
             Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales and Texasgulf Inc., incorporated by
             reference to Exhibit 10(f) to the F-1 Registration
             Statement.
    10(c)    Canpotex Limited Shareholders Seventh Memorandum of
             Agreement effective April 21, 1978, between Central Canada
             Potash, Division of Noranda Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
             amended by Canpotex S & P amending agreement dated November
             4, 1987, incorporated by reference to Exhibit 10(g) to the
             F-1 Registration Statement.
    10(d)    Producer Agreement dated April 21, 1978, between Canpotex
             Limited and PCS Sales, incorporated by reference to Exhibit
             10(h) to the F-1 Registration Statement.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
             L.P. dated as of March 3, 1992 (form), and the related
             Certificate of Limited Partnership of Arcadian Fertilizer,
             L.P., filed with the Secretary of State of the State of
             Delaware on March 3, 1992 (incorporated by reference to
             Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
             Registration Statement on Form S-1 (File No. 33-45828)).
    10(f)    Geismar Complex Services Agreement dated June 4, 1984,
             between Allied Corporation and Arcadian Corporation,
             incorporated by reference to Exhibit 10.4 to Arcadian
             Corporation's Registration Statement on Form S-1 (File No.
             33-34357).
    10(g)    Canpotex/PCS Amending Agreement, dated with effect October
             1, 1992, incorporated by reference to Exhibit 10(f) to the
             1995 Form 10-K.
    10(h)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
             dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
    10(i)    Esterhazy Restated Mining and Processing Agreement dated
             January 31, 1978, between International Minerals and
             Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
    10(j)    Agreement dated December 21, 1990, between International
             Minerals & Chemical Corporation (Canada) Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
             Form 10-K for the year ended December 31, 1990.
    10(k)    Operating Agreement dated May 11, 1993, between BP Chemicals
             Inc. and Arcadian Ohio, L.P., as amended by the First
             Amendment to the Operating Agreement dated as of November
             20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
             ("First Amendment"), incorporated by reference to Exhibit
             10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
             First Amendment which is incorporated by reference to
             Arcadian Corporation's report on Form 10-K for the year
             ended December 31, 1995.
    10(l)    Second Amendment to Operating Agreement between BP
             Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(k) to the 1997 Form 10-K.
    10(m)    Manufacturing Support Agreement dated May 11, 1993, between
             BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
             current report on Form 8-K for the report event dated May
             11, 1993.
    10(n)    First Amendment to Manufacturing Support Agreement between
             BP Chemicals and Arcadian Ohio, L.P., dated as of November
             25, 1996, incorporated by reference to Exhibit 10(l) to the
             1997 Form 10-K.
    10(o)    Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
             Quarter 1997 Form 10-Q").
    10(p)    Amended and Restated Lease Agreement dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
    10(q)    Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
    10(r)    Amended and Restated Lease Agreement dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(s)    Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Nitrogen Leasing Company, Limited
             Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(r) to the Second
             Quarter 1997 Form 10-Q.
    10(t)    Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Trinidad Ammonia Company, Limited
             Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(s) to the Second
             Quarter 1997 Form 10-Q.
    10(u)    Agreement dated January 1, 1997 between the registrant and
             Charles E. Childers, incorporated by reference to Exhibit
             10(s) to the 1997 Form 10-K.
    10(v)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
             Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
             (File No. 333-19215).
    10(w)    The registrant's Stock Option Plan -- Officers and Key
             Employees, incorporated by reference to Schedule D to the
             registrant's proxy circular for the annual and special
             meeting of shareholders held on May 7, 1998.
    10(x)    Short-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(w) to the
             Second Quarter 1997 Form 10-Q.
    10(y)    Long-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(x) to the
             Second Quarter 1997 Form 10-Q.
    10(z)    Resolution and Forms of Agreement for Supplemental
             Retirement Income Plan, for officers and key employees of
             the registrant, incorporated by reference to Exhibit 10(o)
             to the 1995 Form 10-K.
    10(aa)   Forms of Agreement dated December 30, 1994, between the
             registrant and certain officers of the registrant,
             concerning a change in control of the registrant,
             incorporated by reference to Exhibit 10(p) to the 1995 Form
             10-K.
    10(bb)   Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
             to the 1995 Form 10-K.
    10(cc)   Employment Agreement between Arcadian Corporation and Gary
             E. Carlson, dated as of September 5, 1996, incorporated by reference to Exhibit 10(cc) to the registrant's report on
             Form 10-Q for the period ended March 31, 1997.
    10(dd)   Deferred Compensation Plan, for certain officers of PCS
             Phosphate Company, Inc., incorporated by reference to
             Exhibit 10(r) to the 1995 Form 10-K.
    10(ee)   Supplemental Retirement Benefits Plan, for eligible
             employees of PCS Phosphate Company, Inc., incorporated by
             reference to Exhibit 10(s) to the 1995 Form 10-K.
    10(ff)   Second Amended and Restated Membership Agreement dated
             January 1, 1995, among Phosphate Chemicals Export
             Association, Inc. and members of such association, including
             Texasgulf Inc., incorporated by reference to Exhibit 10(t)
             to the 1995 Form 10-K.
    10(gg)   International Agency Agreement dated January 1, 1995,
             between Phosphate Chemicals Export Association, Inc. and
             Texasgulf Inc. establishing Texasgulf Inc. as exclusive
             marketing agent for such association's wet phosphatic
             materials, incorporated by reference to Exhibit 10(u) to the
             1995 Form 10-K.
    10(hh)   General Partnership Agreement forming Albright & Wilson
             Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
             10-K.
    10(ii)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
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

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

November 5, 1998                          By: /s/ JOHN L.M. HAMPTON
                                          --------------------------------------
                                          John L.M. Hampton
                                          Senior Vice President, General Counsel
                                          and Secretary

November 5, 1998                          By: /s/ BARRY E. HUMPHREYS
                                          --------------------------------------
                                          Barry E. Humphreys
                                          Sr. Vice President, Finance and
                                          Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
     2       Agreement and Plan of Merger dated September 2, 1996, as
             amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
             2(a) to Amendment Number 2 to the registrant's Form S-4
             (File No. 333-17841).
     3(a)    Restated Articles of Incorporation of the registrant dated
             October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
             10-K for the year ended December 31, 1995 (the "1995 Form
             10-K").
     3(b)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
     4(a)    Term Credit Agreement between The Bank of Nova Scotia and
             other financial institutions and the registrant dated
             October 4, 1996, incorporated by reference to Exhibit 4(b)
             to the registrant's Form S-4 (File No. 333-17841).
     4(b)    First Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
             reference to Exhibit 4(b) to the registrant's report on Form
             10-K for the year ended December 31, 1997 (the "1997 Form
             10-K").
     4(c)    Second Amending Agreement to Term Credit Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
             reference to Exhibit 4(c) to the 1997 Form 10-K.
     4(d)    Third Amending Agreement to Term Credit Agreement between
             the Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998.
     4(e)    Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
             incorporated by reference to Exhibit 4(a) to the
             registrant's report on Form 8-K dated June 18, 1997.
    10(a)    Suspension Agreement concerning Potassium Chloride from
             Canada dated January 7, 1988, among U.S. Department of
             Commerce, the registrant, International Minerals and
             Chemical (Canada) Limited, Noranda, Inc. (Central Canada
             Potash Co.), Potash Company of America, a Division of Rio
             Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
             Ltd., Potash Company of Canada Limited, Agent for
             Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
             incorporated by reference to Exhibit 10(a) to the
             registrant's registration statement on Form F-1 (File No.
             33-31303) (the "F-1 Registration Statement").
    10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
             Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales and Texasgulf Inc., incorporated by
             reference to Exhibit 10(f) to the F-1 Registration
             Statement.
    10(c)    Canpotex Limited Shareholders Seventh Memorandum of
             Agreement effective April 21, 1978, between Central Canada
             Potash, Division of Noranda Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
             amended by Canpotex S & P amending agreement dated November
             4, 1987, incorporated by reference to Exhibit 10(g) to the
             F-1 Registration Statement.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(d)    Producer Agreement dated April 21, 1978, between Canpotex
             Limited and PCS Sales, incorporated by reference to Exhibit
             10(h) to the F-1 Registration Statement.
    10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
             L.P. dated as of March 3, 1992 (form), and the related
             Certificate of Limited Partnership of Arcadian Fertilizer,
             L.P., filed with the Secretary of State of the State of
             Delaware on March 3, 1992 (incorporated by reference to
             Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
             Registration Statement on Form S-1 (File No. 33-45828)).
    10(f)    Geismar Complex Services Agreement dated June 4, 1984,
             between Allied Corporation and Arcadian Corporation,
             incorporated by reference to Exhibit 10.4 to Arcadian
             Corporation's Registration Statement on Form S-1 (File No.
             33-34357).
    10(g)    Canpotex/PCS Amending Agreement, dated with effect October
             1, 1992, incorporated by reference to Exhibit 10(f) to the
             1995 Form 10-K.
    10(h)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
             dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
    10(i)    Esterhazy Restated Mining and Processing Agreement dated
             January 31, 1978, between International Minerals and
             Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
    10(j)    Agreement dated December 21, 1990, between International
             Minerals & Chemical Corporation (Canada) Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
             Form 10-K for the year ended December 31, 1990.
    10(k)    Operating Agreement dated May 11, 1993, between BP Chemicals
             Inc. and Arcadian Ohio, L.P., as amended by the First
             Amendment to the Operating Agreement dated as of November
             20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
             ("First Amendment"), incorporated by reference to Exhibit
             10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
             First Amendment which is incorporated by reference to
             Arcadian Corporation's report on Form 10-K for the year
             ended December 31, 1995.
    10(l)    Second Amendment to Operating Agreement between BP
             Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(k) to the 1997 Form 10-K.
    10(m)    Manufacturing Support Agreement dated May 11, 1993, between
             BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
             current report on Form 8-K for the report event dated May
             11, 1993.
    10(n)    First Amendment to Manufacturing Support Agreement between
             BP Chemicals and Arcadian Ohio, L.P., dated as of November
             25, 1996, incorporated by reference to Exhibit 10(l) to the
             1997 Form 10-K.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    10(o)    Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
             Quarter 1997 Form 10-Q").
    10(p)    Amended and Restated Lease Agreement dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
    10(q)    Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
    10(r)    Amended and Restated Lease Agreement dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
    10(s)    Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Nitrogen Leasing Company, Limited
             Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(r) to the Second
             Quarter 1997 Form 10-Q.
    10(t)    Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Trinidad Ammonia Company, Limited
             Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(s) to the Second
             Quarter 1997 Form 10-Q.
    10(u)    Agreement dated January 1, 1997 between the registrant and
             Charles E. Childers, incorporated by reference to Exhibit
             10(s) to the 1997 Form 10-K.
    10(v)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
             Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
             (File No. 333-19215).
    10(w)    The registrant's Stock Option Plan -- Officers and Key
             Employees, incorporated by reference to Schedule D to the
             registrant's proxy circular for the annual and special
             meeting of shareholders held on May 7, 1998.
    10(x)    Short-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(w) to the
             Second Quarter 1997 Form 10-Q.
    10(y)    Long-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(x) to the
             Second Quarter 1997 Form 10-Q.
    10(z)    Resolution and Forms of Agreement for Supplemental
             Retirement Income Plan, for officers and key employees of
             the registrant, incorporated by reference to Exhibit 10(o)
             to the 1995 Form 10-K.
    10(aa)   Forms of Agreement dated December 30, 1994, between the
             registrant and certain officers of the registrant,
             concerning a change in control of the registrant,
             incorporated by reference to Exhibit 10(p) to the 1995 Form
             10-K.
    10(bb)   Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
             to the 1995 Form 10-K.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
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