Form 10-K
period 1998-12-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1999-03-29
CIK 855931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-10351

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 1999, the registrant had 54,253,103 Common Shares outstanding, and the aggregate market value of the 54,209,474 Common Shares held by non-affiliates of the registrant was approximately $3,005,237,715.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into Part II.

     Portions of the registrant's Proxy Circular for its Annual Meeting of Shareholders to be held on May 6, 1999 (the "1999 Proxy Circular") are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Potash Corporation of Saskatchewan Inc. ("PCS") and its direct and indirect subsidiaries (together with PCS' predecessors, the "Company") is one of the world's largest integrated fertilizer and related industrial and feed products companies. In 1998, the Company's potash production represented an estimated 16% of global potash production. In 1998, the Company had 24% of global potash capacity and an estimated 57% of global excess potash capacity, giving it more available potash capacity than any single company or country other than Canada. The Company is the third largest producer of phosphates worldwide by capacity, currently representing approximately 9% of world phosphates production and 7% of world phosphates capacity. The Company is also the largest nitrogen producer in the Western Hemisphere.

     PCS is incorporated under the laws of the Province of Saskatchewan and is the successor to a corporation without share capital established by the Province of Saskatchewan in 1975. Between 1976 and 1990, the Company acquired substantial interests in the Saskatchewan potash industry. It purchased the Cory mine in 1976, the Rocanville and Lanigan mines in 1977, and, by 1990, 100% of the Allan mine when the Company acquired all of the outstanding shares of Saskterra Fertilizers Ltd. In addition, in 1978 the Company acquired reserves at Esterhazy, which are mined by a third party.

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

     In October 1993, the Company acquired from Rio Algom Limited ("Rio") its New Brunswick potash mine and port facilities and its Patience Lake mine in Saskatchewan (the "Rio Acquisition").

     In April 1995, the Company purchased all of the outstanding shares of Texasgulf Inc. ("Texasgulf") from Elf Aquitaine, Inc. ("Elf (USA)") and Williams Acquisition Holding Company, Inc. ("Williams"), for an aggregate purchase price of $833 million (including acquisition costs). At the time of the acquisition, the name "Texasgulf Inc." was changed to PCS Phosphate Company, Inc. ("PCS Phosphate"). PCS Phosphate manufactures and sells solid and liquid phosphate fertilizers, animal feed supplements, and purified phosphoric acid which is used in food products and industrial processes. Its facility in Aurora, North Carolina is the largest vertically-integrated phosphate mine and processing plant in the world. Other assets of PCS Phosphate include: animal feed plants in four states; two industrial phosphoric acid plants owned through a 50% interest in a joint venture carrying on business as Albright & Wilson Company ("Albright"); a solution potash and salt mine in Moab, Utah; an undivided 50% interest in an ammonia storage terminal in Savannah, Georgia; and PCS Phosphate's product distribution infrastructure.

     In October 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. ("White Springs") from Occidental Chemical Corporation ("OxyChem"), for an aggregate purchase price of $291.5 million (including acquisition costs). White Springs' primary assets are a phosphate mine and two chemical plant complexes in northern Florida, Swift Creek and Suwannee River, and a bulk terminal facility in Jacksonville, Florida. Other assets of White Springs include an animal feed plant in Davenport, Iowa, two additional animal feed plants at the Suwannee River facility, and the remaining undivided 50% interest in the ammonia storage terminal in Savannah, Georgia owned with PCS Phosphate.

     In November 1995, the Company, in an underwritten public offering, sold 2.3 million Common Shares at $73 per share, for gross proceeds of $167,900,000. The offering proceeds were used in connection with the Company's purchase of the shares of White Springs.

     In March 1997, the Company through its subsidiary PCS Nitrogen, Inc. ("PCS Nitrogen") acquired all of the outstanding shares of Arcadian Corporation ("Arcadian") in exchange for 8,029,092 Common Shares and $563.6 million in cash. PCS Nitrogen produces nitrogen fertilizers and nitrogen chemicals at facilities in Georgia, Iowa, Louisiana, Nebraska, Ohio and Tennessee in the United States, and has large scale operations in Trinidad. Other assets of PCS Nitrogen include a 50% interest in a joint venture that owns and operates an ammonia storage terminal near Houston, Texas and a 50% joint venture interest in a carbon dioxide processing operation at PCS Nitrogen's plant in Augusta, Georgia.

     In December 1998, the Company purchased, pursuant to a public offering by the State of Israel, 108,359,925 Ordinary Shares of Israel Chemicals Ltd. ("ICL") for an aggregate purchase price of NIS 382,510,535 (approximately $92 million). This purchase represented 9.03% of the issued and outstanding Ordinary Shares of ICL. ICL, through its subsidiaries, is a potash, phosphate and bromine producer and is also involved in other specialty chemical products.

     PCS has its head office and executive offices at Suite 500, 122 - 1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3. In this Form 10-K, the term "Company" means PCS, its predecessors and its direct and indirect subsidiaries unless the context otherwise indicates.

     The Company has three principal business segments: potash, phosphate and nitrogen. For information with respect to the net sales revenue, operating income and assets attributable to each segment and to the Company's domestic and international sales, see Note 17 to the Company's audited consolidated financial statements as at December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 (together with the Notes thereto, the "Consolidated Financial Statements"), incorporated by reference under Item 8.

     The Company presents its financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). See Note 27 to the Consolidated Financial Statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States as they relate to the Company.

     Unless otherwise specified, dollar amounts are stated in U.S. Dollars.

     Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-K constitute "forward looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. Forward looking statements may include words such as "expect", "estimate", "project", "anticipate", "should", "intend" and similar expressions or variations on such expressions. Any filing of the Company with the U.S. Securities and Exchange Commission may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating and financial performance, the Company's share of new and existing markets, general industry trends and the Company's performance relative thereto and the Company's expectations as to requirements for capital expenditures and environmental matters.

     These forward looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, fluctuations in supply and demand in fertilizer, sulfur and petrochemical markets, changes in competitive pressures, including pricing pressures, changes in capital markets, changes in currency and exchange rates, unexpected geological and environmental conditions, imprecision in reserve estimates, the outcome of legal proceedings and changes in government policy and regulation, including environmental regulation.

     The Company disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

POTASH OPERATIONS

     The Company's potash operations include the mining and production of potash, which is predominantly used as fertilizer.

PROPERTIES

     The Company controls the right to mine 695,800 acres of land in Saskatchewan. Included in these holdings are mineral rights to 492,500 acres contained in blocks around the six mines in which the Company has an interest, of which acres approximately 35% are owned by the Company, approximately 50% are under lease from the Province of Saskatchewan and approximately 15% are leased from other parties. The majority of the leases are for 21-year terms, renewable at the Company's option. The Company's remaining 203,300 acres are located elsewhere in Saskatchewan.

     Potash is mined by the Company from two main potash bearing formations in Saskatchewan; the Patience Lake member of the prairie evaporites in the north and the Esterhazy member of the prairie evaporites in the south. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

     Under a long-term mining and processing agreement (the "Mining and Processing Agreement") effective through 2026, International Minerals & Chemical (Canada) Limited Partnership ("IMC") mines and processes PCS reserves at the Esterhazy mine. PCS has the option to terminate this agreement every five years. It did not opt to give notice to terminate in December 1995. IMC has the option of abandoning the mine at any time after 2011, thus terminating the Mining and Processing Agreement. In 1998, the Mining and Processing Agreement was amended to provide for the operation of the agreement on a calendar year basis as opposed to a fiscal year ending June 30. In each year the maximum the Company is permitted to take under the Mining and Processing Agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 1999, the Company has notified IMC that it requires 726,700 tonnes of finished product.

     Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company's share of water inflow remediation costs for 1998 was $4.4 million. IMC has stated that it will continue conventional mining. PCS has no indication from IMC that solution mining or substitute shafts will be pursued at this time.

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

PRODUCTION

     The Company produces potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in a warm brine and pumped to the surface for processing.

     In 1998, the Company's conventional potash operations mined 20.56 million tonnes of ore at an average grade of 22.3% K(2)O. In 1998 the Company's potash produced consisted of 6.99 million tonnes of potash (KCl) with an average grade of 61.02% K(2)O, representing approximately 41% of North American production.

     The Company's present annual potash production capacity is approximately
12.2 million tonnes KCl, which includes maximum annual production under the Mining and Processing Agreement with IMC of approximately one million tonnes at Esterhazy. In December 1998, the Company's production capacity represented approximately 53% of the North American total while its excess capacity was an estimated 89% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

     The New Brunswick mine is a conventional cut and fill mine, while the Moab, Utah mine employs a solution mining method. In addition to their potash production, these mines also produced 897,674 tonnes of sodium chloride (salt) in 1998.

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

RESERVES

     The Company estimates that its conventional mines in Saskatchewan contained
4.93 billion tonnes of recoverable ore at an average grade of 22.9% K(2)O as at December 31, 1998, and that such ore will yield 1.6 billion tonnes of finished product (KCl) at an average grade of 60% K(2)O.

     The Company's ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company's estimated recoverable ore and the estimated volumes of finished product from such ore are as follows:

                                                  RECOVERABLE    FINISHED
MINE                                                  ORE        PRODUCT
----                                              -----------    --------
                                                   (MILLIONS OF TONNES)
Allan...........................................    1,282.0        412.8
Cory............................................    1,073.4        358.4
Esterhazy.......................................       79.0         25.2
Lanigan.........................................    1,852.4        597.8
Rocanville......................................      642.4        204.6
                                                    -------      -------
  Total.........................................    4,929.3      1,598.8
                                                    =======      =======

     The Company believes that, with production rates at full capacity and utilizing current technology, each of the Allan, Cory and Lanigan mines has a reserve life in excess of 100 years, the Rocanville mine has a reserve life in excess of 90 years, and that the Esterhazy mine has a reserve life of at least 20 years.

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

     Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of
49.9 million tonnes of recoverable ore and 18.2 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of at least 23 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 200 million tonnes of recoverable ore and 72 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 100 years at full production capacity and utilizing current technology.

     The Moab solution operation has an estimated remaining life of 8 years, at diminishing capacity.

PHOSPHATE OPERATIONS

     The Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

PROPERTIES

     The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina (the "Aurora Facility") and the other a 96,000-acre facility near White Springs in northern Florida (the "White Springs Facility"). The Company believes the Aurora Facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora Facility includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate ("DAP") plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate ("GTSP") or monoammonium phosphate ("MAP"). The Company has also entered into the Albright joint venture which produces high purity phosphoric acid at Aurora. The White Springs Facility is the third largest P(2)O(5) producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs Facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a superphosphoric acid plant, a dicalcium phosphate plant and a defluorinated phosphate rock plant located at the Suwannee River complex and two sulfuric acid plants and a phosphoric acid plant located at the Swift Creek complex. The Company's other properties include animal feed plants in Davenport, Iowa; Kinston, North Carolina; Marseilles, Illinois; Saltville, Virginia; and Weeping Water, Nebraska, and bulk terminal facilities at Jacksonville, Florida and Morehead City, North Carolina.

     At its Geismar, Louisiana facility, acquired as part of the Arcadian acquisition, the Company manufactures a variety of phosphate products that are used for agricultural and industrial purposes.

PRODUCTION

     The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company's processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate "rock". The annual production capacity of the Company's mines is currently 9.6 million tonnes of phosphate rock. During 1998, the Aurora Facility's total production of phosphate rock was 4.7 million tonnes and the White Springs Facility's total production of phosphate rock was 3.4 million tonnes. The Company generally operates its phosphate mine and phosphate processing plants 24 hours a day, seven days a week, using rotating shifts. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. For the next two years, the Company expects to be mining in an area of non-optimal mining conditions. The quality and condition of the ore is relatively inferior to ore previously mined at the Aurora facility. This, combined with the general configuration of the area, does not allow efficient use of the Company's mining equipment and technology. Following this two-year period, the Company expects to enter areas believed to hold ore superior in thickness and quality, located closer to the Company's chemical plants, and configured so as to generally allow efficient use of Company mining equipment and technology.

     Phosphate rock is the major input in the Company's phosphorus processing operations. In addition to phosphate ore, the principal raw materials required by the Company are sulfur, sulfuric acid and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which the Company purchases from third parties. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements and also committed to build a multipurpose ocean-going vessel to ship such sulfur as well as handle sulfuric acid, phosphoric acid and other chemicals.

The Company produces sulfuric acid at both the Aurora Facility and White Springs Facility and purchases additional sulfuric acid from unaffiliated sellers. The Company also transports surplus production of sulfuric acid at the White Springs Facility to the Aurora Facility as needed. Sulfur and sulfuric acid have been in abundant supply in recent years. However, in 1998, the remaining U.S. Frasch sulfur producer announced the closure of one of its two mines, an action which has reduced readily available U.S. supplies of sulfur and increased prices, notwithstanding a world market having excess supplies of sulfur.

     The Company purchases all of its ammonia from or through PCS Nitrogen and PCS Sales (USA), Inc., wholly owned subsidiaries of the Company. The Company reacts phosphoric acid with ammonia to produce DAP and MAP, as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that is currently purchased by PCS Nitrogen is produced in Russia and imported through a White Springs-operated ammonia terminal located within the port of Savannah (Garden City, Georgia). The Company's ammonia expenses at the Aurora Facility are slightly higher than those of many of its competitors because of higher transportation costs incurred in transporting ammonia from Savannah to Aurora, North Carolina by rail.

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

     The Company's liquid fertilizer products, 66% of which was sold domestically, consist principally of low-magnesium SPA, which the Company markets under the name "LoMag". The Company believes that it is the largest U.S. producer of SPA.

     The Company also processes phosphoric acid to produce animal feed supplements for the poultry and livestock markets. The Albright joint venture produces purified phosphoric acid for use in various food products and industrial processes.

     In addition to nitrogen products, the Company also produces phosphate products at the Geismar plant for which supplies of phosphate rock and sulfur are necessary. PCS Nitrogen purchases phosphate rock from Morocco pursuant to an agreement with a Moroccan government-owned company, the current term of which expires on December 31, 2002, wherein prices are reset annually through negotiation. If no agreement on price is reached, either party may terminate the agreement. Changes in the agreement could affect the stability of the supply of the raw material and the profitability of these phosphate products.

RESERVES

     At December 31, 1998, the Company's Aurora phosphate mine had estimated proven and probable reserves of approximately 386 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). These reserves would permit mining to continue at current rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.152 million P(2)O(5) tonnes of phosphoric acid. Prior to the acquisition of Texasgulf by the Company in April 1995, approximately 408 million tonnes of phosphate reserves were transferred by Texasgulf to a newly established company, the common stock of which was transferred to Elf (USA) and Williams. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995, not to compete, and for the first five years not to make certain preparations to compete, with the Company with respect to those reserves.

     The White Springs phosphate mine had estimated proven and probable reserves of approximately 54 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). The Company estimates that an additional 11 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves of 65 million tonnes of phosphate rock at White Springs would sustain the mine for 18 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.093 million P(2)O(5) tonnes of phosphoric acid. See "Environmental Matters -- Permits".

NITROGEN OPERATIONS

     The Company's nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for both agricultural and industrial purposes.

PROPERTIES

     PCS Nitrogen manufactures nitrogen products at seven facilities, of which six are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

PLANT LOCATIONS                                             PRODUCTS PRODUCED
---------------                                             -----------------
Augusta, Georgia.....................  Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Clinton, Iowa........................  Ammonia, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana...................  Ammonia, nitric acid, ammonium nitrate, nitrogen solutions, phosphoric acid, super-phosphoric acid, phosphate solutions and sulfuric acid
LaPlatte, Nebraska...................  Ammonia, nitric acid, ammonium nitrate and nitrogen solutions
Lima, Ohio...........................  Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Memphis, Tennessee...................  Ammonia and urea
Point Lisas, Trinidad................  Ammonia and urea

     The plant at Wilmington, North Carolina ceased production on June 8, 1998.

PRODUCTION

     Unlike potash and phosphate, nitrogen is not mined. It is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. PCS Nitrogen produces ammonia at all domestic plants and in Trinidad. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, ammonium nitrate, nitric acid and nitrogen solutions.

SERVICE AGREEMENTS

     The Geismar plant is integrated with a larger chemical manufacturing complex owned by Allied-Signal, Inc. ("Allied"). PCS Nitrogen and Allied have an agreement to provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security and emergency services, and other essential services. PCS Nitrogen believes that most of the services that PCS Nitrogen requires are available from other sources, if necessary. However, the termination of, or the need to replace, certain of the services provided (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruptions to the operations of the Geismar plant.

     BP Chemicals Inc. ("BPC") operates the Lima plant on PCS Nitrogen's behalf under an operating agreement that can be terminated by either party with nine months' notice. PCS Nitrogen's payments to BPC under the operating agreement are generally based on BPC's previous cost of operating the Lima plant and are made through the reimbursement of expenses incurred by BPC in providing such operating services. In addition, due to the mutual interdependence of the Lima plant and BPC's operations, PCS Nitrogen and BPC have agreed to provide each other with certain manufacturing support services at cost pursuant to a contract extending for as long as the plants continue to operate and either party is required to provide support services thereunder.

     PCS Nitrogen uses contract labor personnel provided by Augusta Service Company, Inc., which is owned 50% by PCS Nitrogen and 50% by DSM Chemicals North America, Inc., to provide purchasing, stores and spare parts management, maintenance, repair and shipping services for the Augusta plant.

RAW MATERIALS

     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen's other nitrogen products. The purchase and transportation of natural gas accounts for approximately 40% of PCS Nitrogen's total domestic production cost. PCS Nitrogen's current natural gas strategy, given the addition in 1998 of a fourth ammonia plant in Trinidad, is to purchase approximately 28% of its natural gas in the spot market or on short-term contracts and approximately 28% of its natural gas pursuant to fixed-price physical contracts or forward contracts which fix the price of future deliveries. The remaining approximately 44% of its natural gas is purchased in Trinidad using a pricing formula related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen's facilities. Approximately 85% of PCS Nitrogen's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

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

MARKETING

     The following table summarizes the Company's net sales revenue of potash, phosphate and nitrogen products (by nutrient) in the past three calendar years:

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (THOUSANDS OF DOLLARS)
Potash
  Canada....................................................  $ 21,885   $ 14,460   $ 14,507
  United States.............................................   205,701    195,780    143,137
  Canpotex..................................................   252,464    229,666    184,025
  Other.....................................................    65,441     64,261     61,526
Phosphates
  Canada....................................................    25,386     24,268     17,672
  United States.............................................   688,198    632,616    564,074
  PhosChem..................................................   262,168    261,502    275,644
  Other.....................................................    35,237     35,223     34,575
Nitrogen
  Canada....................................................     4,422      2,879      --
  United States.............................................   585,672    694,566    108,708
  Other.....................................................   161,189    170,708      --
Florida Favorite Fertilizer.................................    55,344     57,156     58,004

     The following table summarizes the Company's net sales revenue from products, by category:

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (THOUSANDS OF DOLLARS)
Potash......................................................  $545,491   $504,167   $403,196
Florida Favorite Fertilizer.................................    55,344     57,156     58,004
Phosphates
  Liquid Fertilizers........................................   365,006    309,063    239,716
  Solid Fertilizers (DAP, MAP, GTSP)........................   374,525    362,625    379,326
  Animal Feed...............................................   187,557    191,016    186,145
  Phosphate Rock, Industrial Products.......................    83,901     90,905     86,777
Nitrogen
  Ammonia...................................................   258,387    376,972    108,708
  Urea......................................................   200,103    209,825      --
  Nitrogen Solutions........................................   163,018    162,885      --
  Other.....................................................   129,775    118,472      --

     For further financial information about the Company's business segments and domestic and international sales, see Note 17 to the Consolidated Financial Statements.

     The Company has a diversified customer base, and apart from sales to Canpotex Limited ("Canpotex") and Phosphate Chemicals Export Association, Inc. ("PhosChem"), no one customer accounted for as much as 10% of the Company's sales in 1998.

     Potash from the Company's Saskatchewan mines produced for use outside North America is sold exclusively to Canpotex. PCS Sales (Canada) Inc. executes offshore marketing and sales for the Company's New Brunswick potash and executes marketing and sales for the Company's potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for the Company's potash, phosphate and nitrogen products in the United States. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers. See "Offshore Marketing".

     Ammonia, urea, ammonium nitrate and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications, while nitric acid is sold to industrial customers as an intermediate chemical feedstock.

     In the past, fertilizer prices have been volatile. No assurance can therefore be given that the average market prices for the Company's fertilizer products will continue at current levels.

NORTH AMERICAN MARKETING

     In 1998, North American net sales revenue from potash products represented 10% of the Company's total net sales revenue, substantially all of which was attributable to potash customers in the United States. Typically, North American potash sales of the Company are greatest in the second calendar quarter. The vast majority of sales are made on the spot market with the balance made under short-term contracts. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

     In 1998, North American net sales revenue from phosphate products represented 31% of the Company's total net sales revenue, substantially all of which was attributable to phosphate customers in the United States. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 1998, the majority of PCS Phosphate's phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a fixed price.

     In 1998, North American net sales revenue from nitrogen products represented 30% of the Company's total net sales revenue and PCS Nitrogen's non-fertilizer products accounted for approximately 44% of PCS Nitrogen's nitrogen revenue and 100% of PCS Nitrogen's gross margin. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 1998, the majority of PCS Nitrogen's nitrogen product sales were made on the spot market, with the balance made under short-term contracts and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

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

     At December 31, 1998, the Company's North American sales functions were handled by 80 employees in Chicago, Illinois and various other locations in the United States, and 20 employees in Saskatoon, Saskatchewan.

OFFSHORE MARKETING

     Potash produced by the Company in Saskatchewan for sale outside North America is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including the Company). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. The Company and the other shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The Company's production from its New Brunswick mine has been exempted from this requirement by the members of Canpotex. Any member may terminate its membership in Canpotex at specified times of the year on six months notice.

     In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. The Company currently supplies 55.65% of Canpotex's requirements. Canpotex sells potash to government agencies and private firms pursuant to six-month contracts at negotiated prices or by spot sales.

     The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

                                                              1998    1997    1996
                                                              ----    ----    ----
Asia........................................................   69%     72%     70%
Latin America...............................................   17      14      14
Oceania.....................................................    9       9      11
Europe......................................................    5       5       5
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     For 1998, sales to Canpotex represented 11% of the total net sales of the Company and net sales revenue from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of the total net sales of the Company.

     Since 1975, PhosChem has been the principal vehicle for United States exports of phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, IMC-Agrico Company ("IMC-Agrico"), a joint venture between IMC Global Inc. and Phosphate Resource Partners LLP, Mississippi Phosphates Corporation ("MissChem") and Mulberry Corporation. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada or to any member state of the European Union or the European Economic Area, sales pursuant to AID ("Agency for International Development") Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Agrico is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total sales for 1998 were apportioned as follows: 64% to IMC-Agrico, 23% to PCS Phosphate, 7% to MissChem, and 6% to Mulberry Corporation. The PhosChem agreement will be in effect through December 31, 1999, and subject to renewal thereafter. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company's sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem. The Company's estimated 1999 PhosChem allocation is 26.59%.

     Revenue from sales to PhosChem accounted for approximately 11% of the Company's total net sales in 1998. Other offshore phosphate sales accounted for approximately 2% of the Company's total net sales in 1998. All of the Company's phosphate sales to China and India were made through PhosChem. Most of the Company's sales of phosphate products to China are made to the central purchasing authority of the Chinese government. Sales in India were made through the Fertilizer Association of India to many independent buyers.

     The following table sets forth the percentage of sales of PhosChem for the past three calendar years in the various geographical regions:

                                                              1998    1997    1996
                                                              ----    ----    ----
Asia........................................................   85%     88%     82%
Latin America...............................................    7       8      17
Europe......................................................   --      --       1
Mid East....................................................    1       1      --
Other.......................................................    7       3      --
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 1998, net sales revenue from offshore sales of nitrogen represented 2% of the net sales revenue of the Company.

     Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and
(v) other economic, political and regulatory policies of foreign governments.

DISTRIBUTION AND TRANSPORTATION

     The Company has an extensive infrastructure and distribution system to transport and store its products. Other than storage facilities located at production plants, in 1998 the Company used 147 locations to store and handle its products in the field. The Company owns or net leases 1,605 railcars and full service leases an additional 3,462 railcars.

     Transportation costs add significantly to the total amounts paid by purchasers of potash. Producers have a definite advantage in markets close to their sources of supply (e.g. Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the FSU, Germany, Israel and Jordan) to compete effectively in some of the Company's traditional markets.

     Most of the Company's potash for North American customers is shipped by rail. Shipments are also made by rail from each of the Company's Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to the Company's warehouses and storage facilities in Canada and the United States.

     Potash from the New Brunswick mine is shipped primarily by ocean-going vessel from the Port of Saint John, although truck and rail transport are also used for North American customers.

     In the case of the Company's sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. The Company has an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. The Company, through Canpotex, has an interest in a port facility located in Portland, Oregon which became operational during 1997.

     With respect to phosphates, the Company has long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which it receives and stores raw materials for, as well as the products manufactured by, the Aurora Facility. The Company owns nine barges (four used for solid products, two for phosphoric acid, one for sulfuric acid and two for sulfur) and three tug boats, which are used to transport materials between its Aurora Facility and Morehead City. Raw materials and products are also transported to and from the Aurora Facility by rail. The Company transports sulfur it purchases from Canada in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora Facility. The Company believes that its location and diversified transportation and terminalling capabilities put it in a comparable position to most of its Florida competitors in purchasing sulfur. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements and also committed to build a multipurpose ocean-going vessel to ship such sulfur as well as handle sulfuric acid, phosphoric acid and other chemicals. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora Facility.

     Sulfur is delivered to the White Springs Facility by unit trains from Canada and by rail from multiple domestic sources. The Company receives ammonia for its phosphate operations at White Springs through its ammonia terminal in Savannah, Georgia; ammonia is shipped by rail from Savannah to the White Springs Facility. The Norfolk Southern Corporation is currently the only railroad serving the White Springs Facility. However, a transload facility at Lake City, Florida serviced by the CSX Corporation is expected to become operational in 1999. Most of the phosphoric acid and chemical fertilizers produced at the White Springs Facility are shipped to domestic destinations by rail. The Company also ships some of its phosphoric acid, chemical fertilizers and animal feed products, produced at the White Springs Facility, through the bulk terminal located in Jacksonville, Florida, for offshore sales.

     The Company makes domestic deliveries of animal feed products (bulk and bagged) by rail or truck from its manufacturing facilities and from several warehouses supplied from its manufacturing facilities.

     The Company distributes its nitrogen products by barge, railcar, truck, and direct pipeline to its customers and through its strategically located storage terminals in high consumption areas. The Company leases or owns approximately 50 nitrogen terminal facilities with an aggregate storage capacity of approximately 600,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

     The Company distributes products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. The Company's distribution operations in Trinidad employ two long-term chartered ocean-going vessels and utilize spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

COMPETITION

     The markets for potash, both domestic and foreign, are highly competitive. Since potash is a commodity, producers must compete based on price and service (e.g., delivery time and ability to supply all grades). Apart from competitive pricing, the Company's principal method of competition is the quality of service it provides to customers. Among other things, the Company provides quality service by maintaining warehouses and leasing railcars to enhance its delivery capability. The high cost of transporting potash limits competition in various areas.

     The Company's potash competition includes three North American producers and potash producers located outside North America in the FSU, Israel, Jordan, Germany and France. Because of the high capital cost and lead time required to construct a new mine, the Company's principal competition is expected to continue to come from the owners of existing operations.

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

     Pursuant to the Uruguay Round Agreements Act, on March 1, 1999, the U.S. Department of Commerce and the U.S. International Trade Commission commenced a "sunset" review of antidumping orders restricting exports of urea from the former Soviet Union and Romania into the United States in order to determine whether such orders should be terminated or should remain in effect.

     The Company's nitrogen production capability is the largest in the Western Hemisphere. The Company's domestic nitrogen plants serve agricultural markets with a diversified crop base that span a lengthy growing season and chemical industrial manufacturers located throughout the U.S. Those plants are strategically located in agricultural as well as industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. The Company believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. Several of the Company's domestic nitrogen plants are located closer to their primary customers than are their competitors. The Company concentrates its nitrogen marketing efforts on these nearby markets where lower transportation costs offer the potential for better margins. The Company believes that its product mix diversity and the number and geographic diversity of its nitrogen plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas when compared to competitors controlling only a few facilities. In addition, the industrial demand for nitrogen products is typically less volatile and follows different demand cycles than agricultural demand for fertilizer. The Company believes that its industrial sales add a measure of stability to its revenue and are a desirable complement to agricultural demand.

EMPLOYEES

     At December 31, 1998, the Company actively employed 5,744 persons, of whom 2,033 were salaried and 3,711 were hourly paid. Of these employees, the Company's potash operations employed 1,604 people, the phosphate operations employed 2,629 people, the nitrogen operations employed 1,219 and 100 people were employed at PCS Joint Venture. The corporate office had a staff of 90 and 100 people were employed in the Company's sales group.

     The Company has entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2000. The Lanigan agreement expires on January 31, 2001. The Company and the Rocanville Potash Employees Association have a contract that expires on May 31, 2001. The agreement between IMC and the union representing the employees at the Esterhazy mine expires on January 31, 2001. The union agreement at PCS Cassidy Lake expired December 31, 1998 and negotiations are expected to commence in April 1999. The Company's Sussex, New Brunswick and Aurora operations are non-union. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2000 and the agreement with the employees at the Jacksonville terminal expires September 30, 2001. PCS Nitrogen has three locations with collective bargaining agreements: Clinton, which contract expires July 31, 1999; Memphis, which contract expires September 17, 2000; and LaPlatte, with a new contract that expires January 31, 2003. In addition, the agreement between BPC and the union representing employees at the Lima plant expires February 16, 2002. The Company believes its relations with its employees to be good.

ROYALTIES AND CERTAIN TAXES

     Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company's taxes, fees and royalty expenses were $74.8 million in 1998.

     The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 1998, the Company paid capital tax of $5.3 million and surtax of $13.1 million.

     The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company's expenses for such royalties and municipal taxes were $5.6 million in 1998.

     The Company does not make royalty payments in connection with its phosphate and nitrogen operations.

INCOME TAXES

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense and earned depletion allowance, such taxes have not yet become payable. However, PCS is subject to the Large Corporations Tax. In addition, PCS records a deferred tax provision at the effective rate of 35%. The Company expects to begin paying Canadian income taxes in 1999.

     The subsidiaries of the Company which operate in the United States are subject to U.S. federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular federal cash income taxes. However, they are subject to the Alternative Minimum Tax, which may be carried forward indefinitely as a credit applied against future regular income tax liabilities. The Company's nitrogen subsidiaries operating in Trinidad are subject to Trinidad taxes.

     The effective consolidated tax rate for 1998 was 31% (1997 -- 19%) of income before income taxes, of which 5 percentage points (1997 -- 13 percentage points) represented cash income taxes and 26 percentage points (1997 -- 6 percentage points) represented deferred income taxes. The reduction in the cash component of the provision was largely due to a reduction in the amount of U.S. withholding taxes on certain payments received from the Company's U.S. subsidiaries.

RESEARCH AND DEVELOPMENT

     The Company maintains potash research and development facilities located in Saskatoon, Saskatchewan, employing approximately 30 persons who concentrate on improving efficiency in mine operations and product quality. Research continues on the use of three-dimensional seismic methods and other geophysical tools to detect geological disturbances in ore seams. The Company is also proceeding with automation of mining machines. Other research includes measures to maintain and enhance product quality in transit and at offsite storage facilities. The Company supports research in agronomy through Potash & Phosphate Institute programs.

     The Company continues to evaluate ways to more fully automate its phosphate production facilities, including improvements to its beneficiation (mill), sulfuric acid and phosphoric acid plants. The Company is also exploring ways of further debottlenecking its phosphate production facilities and selectively adding capacity through technological enhancements. The Aurora Facility has increased direct blending of gypsum and clays which the Company expects should reduce long-term gypsum handling and reclamation costs.

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

ENVIRONMENTAL MATTERS

     The Company's operations are subject to numerous environmental requirements under Canadian, U.S. and Trinidad and Tobago federal, provincial, state and local laws and regulations. Such laws and regulations govern, among other matters, air emissions, waste water discharges, land use and reclamation and solid and hazardous waste management. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. In particular, the Parliament of Trinidad and Tobago is considering legislation providing for the increased regulation of environmental matters. Due to the uncertain and emerging nature of this legislation and the regulations to be issued thereunder, PCS Nitrogen is not currently able to accurately predict the impact that such legislation and associated regulations may have on its operations in Trinidad. However, PCS Nitrogen does not currently expect that such legislation or regulations will have a material adverse effect on the Company's financial condition or results of operations.

     The Company believes that it is currently in material compliance with applicable environmental laws and regulations and believes that it is well positioned to meet anticipated requirements under these laws and regulations. Although significant capital expenditures and operating costs have been incurred and will continue to be incurred on account of these laws and regulations, the Company does not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations or permit requirements, including the recently-enacted potash decommissioning regulations discussed below or changes in the ways that such laws and regulations are administered or interpreted. The Company anticipates that its routine expenditures related to environmental regulatory matters in 1999 will not differ materially from the previous year.

     The Company and its facilities are also subject to a range of environmental statutes and programs focused on site reclamation and restoration and on investigation and, where necessary, remediation of contaminated properties. The Company's obligations and potential liabilities under these programs have been and can be expected to continue to be significant. The Company does not believe, except as set out herein, that such obligations and potential liabilities have had, or will have, a material adverse effect on its business. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs and there is no guarantee that the Company will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.

ENVIRONMENTAL EXPENDITURES

Reclamation and Restoration Costs

     Site restoration and reclamation costs have been accrued for various sites. At December 31, 1998, the Company had accrued the following amounts for site reclamation and restoration: $29.1 million for the Aurora Facility, $66.4 million for the White Springs Facility, $27.4 million for the Moab, Utah Facility, $9.2 million for various idle sulfur facilities, and $5.0 million for the Cassidy Lake Facility. The idle sulfur facilities were part of the acquisition of Texasgulf and are undergoing dismantlement and environmental restoration efforts. The current portion of restoration and reclamation costs accrued in 1998 totaled $7.7 million. These amounts represent the Company's current estimate of potential site restoration and reclamation costs as last assessed in December 1998. The expenditures are generally incurred over an extended period of time.

     Annual environmental expenditures for reclamation and restoration during the year ended December 31, 1998 were $71.9 million. Of this amount, $63.0 million was charged to operations, $4.1 million was capitalized and $4.8 million was charged against accrued reclamation costs.

Capping of By-product Gypsum Stacks

     In 1993, the State of Florida passed certain legislation requiring companies to reduce the potential environmental hazards associated with accumulations of by-product gypsum (gypsum stacks). The regulations implementing this legislation require companies to "cap" the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity (for the Company, in approximately 35 years), or after March 25, 2001 if groundwater standards are not being met. At December 31, 1998, a balance of $35.4 million was included in accrued reclamation costs for this gypsum stack capping requirement. The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS (see "Site Assessment and Remediation").

     In North Carolina, on exhaustion of the mine's phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time.

Other Environmental Costs

     The Company's operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $20.5 million for the year ended December 31, 1998 as compared to $15.5 million for the year ended December 31, 1997.

Capital Expenditures

     Each year the Company undertakes capital projects to improve pollution control facilities. In 1998, a total of approximately $9.9 million in capital expenditures (exclusive of capitalized reclamation expenditures) was spent to meet the Company's environmental control objectives as compared to $10.5 million in 1997. The Company expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

     With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements. These requirements include existing and anticipated regulations under the U.S. federal Clean Air Act, particularly the 1990 amendments thereto, and under state law. In particular, both federal and state regulation of hazardous air pollutants (including ammonia in certain states) are expected to require additional air emission control equipment and increased operating expenditures at some U.S. facilities. Further, the U.S. Environmental Protection Agency ("EPA") has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards. Such standards are being challenged in the U.S. District Court for the District of Columbia. EPA has also enacted a new rule requiring easternmost states (including four states in which the Company operates) to commence reducing their nitrogen oxide (NOx) emissions by 2003, with such reductions to be fully achieved by 2007. State regulations implementing these requirements may require additional pollution control equipment at certain Company facilities.

     The federal Clean Air Act operating permit program is also expected to require the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. If the Company undertakes facility expansion at its Aurora, White Springs, Geismar, Lima and/or certain other plants, a federal Prevention of Significant Deterioration or New Source Review Permit may need to be obtained prior to any such expansion of these facilities. Such permits would impose certain restrictions on air pollutant emissions from the expanded portions of such plants and compliance with those restrictions would likely require installation and use of additional pollution control devices.

SITE ASSESSMENT AND REMEDIATION

     In addition to environmental regulation of its present operations, the Company also may incur costs and liabilities in connection with its and its predecessors' past and present waste disposal practices and ownership and operation of real property and facilities, as well as its mining activities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or apportioned according to various equitable and other factors. In the course of its present and former operations, including those of divested businesses, PCS Phosphate, White Springs and PCS Nitrogen have generated and the Company will generate wastes that could result in liability for the Company under these laws.

     During the past ten years, EPA officials or EPA contractors have conducted independent, limited site assessments at Aurora, Marseilles and Saltville facilities. Following a November, 1989 site visit at Aurora, an EPA contractor issued a report regarding potential contamination in March, 1991, recommending further evaluation of possible pesticide impacts, but no further action has taken place. An EPA contractor visited the Company's Marseilles, Illinois facility in May, 1990, and officials of the Illinois Environmental Protection

Agency ("Illinois EPA") visited the site in April, 1995 as part of an evaluation of properties that included the Company's Marseilles facility. During February, 1996, the Company received a CERCLA Site Inspection Report from Illinois EPA officials who later verbally advised Company officials that the site would be given a "no further action" status. As part of a review of former Olin Corporation facilities, an EPA contractor visited the Company's Saltville, Virginia plant. A Health Consultation received by the Company in October, 1996 noted the presence of lead in the soil near a tank foundation. The Company analyzed the soil and disposed of soil having elevated levels of lead.

     The Company has no information indicating that any cleanup required in connection with the Aurora, Marseilles and Saltville sites will have a material adverse effect upon the Company's financial condition or results of operation. Further, the Company believes that if it has any material liability for such costs, it would have claims against third parties in connection with such liability. Any such claims would be based on statutory and/or common law causes of action against third parties, such as former owners, occupiers or disposers.

     PCS Phosphate was initially named as a potentially responsible party in two cleanup matters involving the Colorado School of Mines Research Institute ("CSMRI") in connection with hazardous substances allegedly generated at some of the former operations of CSMRI. During May, 1995, Elf (USA) advised EPA that Elf
(USA) was handling the matter on behalf of Texasgulf and another former Elf
(USA) subsidiary, Texasgulf Metals and Minerals Co. On January 28, 1997, EPA issued a notice that the required cleanup work at one of the sites had been completed. To date, PCS Phosphate has had no further involvement with these matters.

     PCS Joint Venture and its general partner, Potash Corporation of Saskatchewan (Florida) Inc. ("PCS Florida"), a wholly-owned subsidiary of the Company, are subject to various environmental laws of the federal and local governments in the United States, and from time to time investigations relating to such laws. Currently, the Florida Department of Environmental Protection ("FDEP") is conducting an investigation into soil and ground water contamination of a PCS Joint Venture fertilizer plant located in Lakeland, Florida and certain adjoining property. Assessment of the contamination of the plant site and of certain adjoining property is continuing. On April 8, 1997, FDEP filed a Complaint and Petition for Enforcement against PCS Joint Venture and others. The Company filed an Answer, Affirmative Defenses and Cross Claims on May 12, 1997. Discovery is continuing in this litigation. On October 30, 1998, EPA notified the Company of potential liability under Section 107(a) of CERCLA. The Company initially responded on November 16, 1998, indicating that, while it had found no facts indicating it had any liability, the Company was willing to investigate and participate in discussions. On December 1, 1998, the Company replied to EPA's Initial Information Request. By letter dated February 8, 1999, EPA notified PCS Joint Venture that EPA was initiating a 60 day period for negotiations to assist in the preparation of an Administrative Order on Consent and Remedial Investigation Feasibility Study Work Plan. The Company is continuing to evaluate the nature and extent of the contamination present in soil and groundwater at the Lakeland facility and is engaged in ongoing discussions with FDEP regarding possible actions which the Company could take with respect to this contamination. No connection between the operations of PCS Joint Venture (or its predecessor Florida Favorite Fertilizer, Inc.) and the pesticide contamination has been established. No determination has yet been made as to the extent or nature of any remedial action that may be required or appropriate. The Company thus has not yet determined the cost of such remedial action and also has not yet determined the extent to which it may be able to recover any costs it may incur from third parties.

     In June 1994, the Georgia Department of Natural Resources, Environmental Protection Division ("GEPD"), wrote to PCS Joint Venture seeking certain environmental information regarding its Moultrie, Georgia location. In October 1994, an additional request for information was received from the EPA pursuant to Section 104(e) of CERCLA. Responses to both requests have been provided by PCS Joint Venture. Based on a preliminary investigation, there appears to be lead-contaminated soil at the site. The initial assessment is that this lead contamination is attributable to former operations at the site, the facilities of which were dismantled some time ago. However, a complete assessment of the site has not yet been completed, and the full nature and extent of the contamination cannot be quantified at this time. On September 30, 1997, the GEPD requested that Farmers Favorite Fertilizer submit a Compliance Status Report ("CSR") by

March 30, 1998, pursuant to the applicable state site remediation program. A consultant prepared and submitted the CSR for Farmers Favorite Fertilizer. On September 22, 1998, GEPD requested that a revised CSR be prepared and submitted by December 31, 1998. On December 15, 1998, a Request for Extension to File the revised CSR was submitted to GEPD, seeking an extension until May 15, 1999, to complete needed field work and correspondingly revise the CSR. GEPD and Farmers Favorite Fertilizer have executed a Consent Order authorizing the extension.

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

     The Company received a request for information dated August 28, 1998, from the United States Department of Agriculture Forest Service ("USDA Forest Service") alleging that a subsidiary of Texasgulf, dissolved over forty-five years ago, may have contributed to environmental impacts in the Klamath National Forest in northern California. In a letter dated November 2, 1998, a representative of the Washoe Tribe of Nevada and California invited the Company to evaluate its potential liability and to participate in an assessment of natural resource damages. The Company has advised the USDA Forest Service that the Company does not believe it is a potentially responsible party with respect to the alleged impacts and also has advised the Washoe Tribe that the Company did not wish to participate in the assessment.

     In February 1996, the North Carolina Department of Environment, Health and Natural Resources notified PCS Nitrogen that the Navassa, North Carolina terminal site had been included on the state's Inactive Hazardous Waste Sites Priority List. Listed sites normally are subject to detailed assessment of the environmental condition of concern and the feasible remediation options. PCS Nitrogen nonetheless currently expects that the cost and liability, if any, associated with the Navassa terminal site will not have a material adverse effect on the Company's financial condition or results of operations.

     In 1991, after extensive environmental assessments, PCS Nitrogen voluntarily installed a remediation system at the Memphis plant to address certain contaminants found in the groundwater. The Tennessee Department of Environment and Conservation ("TDEC") in 1993 proposed to include the Memphis plant on the state's list of Inactive Hazardous Substance Sites. The Tennessee Solid Waste Disposal Control Board rejected a similar proposal made by the TDEC in 1989. Listed sites normally are subject to detailed assessment of the environmental condition of concern and the feasible remediation options, but that process may not be fully appropriate as to the Memphis plant in view of PCS Nitrogen's existing remediation system. In 1994, PCS Nitrogen entered into a voluntary consent agreement and order with the TDEC providing for oversight and possible modification by the TDEC of PCS Nitrogen's current remedial action, including authority for requiring assessments of soils associated with PCS Nitrogen's wastewater treatment system. There can be no assurance that the Memphis plant will not be listed in the future, but in the event that it is listed, PCS Nitrogen expects that the compliance costs will not have a material adverse effect on the Company's financial condition or results of operations.

     In 1990, PCS Nitrogen implemented a voluntary program to assess groundwater quality at the Clinton plant due to the presence of nitrates in the groundwater. PCS Nitrogen provided the results of its investigation to the Iowa Department of Natural Resources ("IDNR"). Pursuant to negotiations with the IDNR, the Company has conducted and will conduct further investigations and, if necessary, further remediation. Further, the Clinton plant site is immediately adjacent to the Quantum Superfund site at which groundwater remediation is currently being conducted. Certain volatile organic compounds associated with the Quantum site have been detected in small amounts in the groundwater at the Clinton plant. It is also possible that remediation activities at the Quantum site could result in increased levels of nitrates in groundwater at the Clinton plant. In late 1997, IDNR officials contacted PCS Nitrogen concerning elevated levels of nitrates in a receiving water down gradient of the Clinton plant. Although PCS Nitrogen disagrees with IDNR regarding the source of the nitrate levels, in June 1998, PCS Nitrogen proposed a voluntary remediation plan agreed to by IDNR which provides for remediation of nitrates at the site by (i) phytoremediation (planting of trees to absorb nitrates); (ii) installation of a groundwater recovery trench and discharge through an existing water effluent outfall; and (iii) restoration of approximately 100 acres of farmland to its natural state of grasses and woodlands. Nonetheless, based on currently available information, PCS Nitrogen expects that the cost of the remediation and any further assessment of nitrates will not have a material adverse effect on the Company's financial condition or results of operations.

     DSM, which conducts manufacturing operations immediately adjacent to the Augusta plant, is subject to certain corrective action requirements under its Resource Conservation and Recovery Act ("RCRA") hazardous waste management permit. Pursuant to these requirements, the GEPD identified a number of solid waste management units on DSM's property, including several on property formerly leased from DSM by PCS Nitrogen, for assessment and potential remediation. During 1996, PCS Nitrogen purchased the formerly leased land and the GEPD required PCS Nitrogen to enter into a corrective action consent order for the performance of the assessment and remediation actions which would have been required of DSM with respect to the purchased land under its RCRA permit. PCS Nitrogen has submitted a draft remediation investigation work plan to the GEPD providing for the assessment of the solid waste management units identified by the GEPD at the Augusta plant which is in the final stages of review. Although the work plan is subject to final GEPD approval, currently it does not appear GEPD will require PCS Nitrogen to perform significant assessment or corrective action activities. Therefore, PCS Nitrogen does not expect to incur material costs.

PERMITS AND REGULATORY APPROVALS

     Many of the Company's operations and facilities are required by federal, provincial, state and local environmental laws to obtain and operate in compliance with a range of permits and regulatory approvals. Such permits and approvals typically have to be renewed or reissued periodically. The Company may also become subject to new laws or regulations that require it to obtain new or additional permits or approvals. The Company believes that it is in material compliance with its current permits and regulatory approvals and also believes that it is well-positioned to obtain and comply with the additional permits or approvals that it anticipates may be required in the future. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future permits and approvals may be more stringent and may require increased expenditures on the part of the Company.

     A significant portion of the Company's phosphate reserves in Aurora, North Carolina is located in wetlands and, under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the "Corps") before mining activity that will disturb the wetlands may occur. As part of the permit process for PCS Phosphate, the Corps issued a draft Environmental Impact Statement in January 1994 which was supplemented in May 1995. In 1997, PCS Phosphate received its required authorizations from the State of North Carolina and on August 14, 1997, the Corps issued a permit granting approval to mine certain areas described in the Environmental Impact Statement through 2017. The permit contains a section on wetlands mitigation approach and methods regarding wetland impacts associated with mining covered by the permit. The Company has acquired additional land adjacent to its Aurora, North Carolina facilities for mitigation purposes. In order to demonstrate the feasibility of such activities, as of December 31, 1998, the Company had created or restored 2,580 acres of wetlands.

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

     Gypsum is a byproduct of the production of phosphoric acid. Gypsum is normally placed in above-ground storage areas called gypsum stacks. The gypsum stacks at the White Springs Facility will continue to be used and when closed will be covered or capped to the extent required under applicable regulations. The Florida Phosphogypsum Rule permits the use of existing gypsum stacks until they reach capacity, if groundwater standards are met as of and after March 25, 2001. The Company's management believes that it will be in compliance with such Rule and as such should be allowed to continue using its three gypsum stacks for their useful lives of approximately 35 years; however, until a final determination is made by Florida environmental authorities, it is not certain how long White Springs will be allowed to continue using its gypsum stacks beyond the year 2001. A regulatory prohibition on use of existing stacks would result in a closure/new stack construction cost currently estimated in excess of $100 million.

     Lands mined by White Springs after July 1, 1975 and unmined lands used in the mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the State of Florida Department of Environmental Protection ("FDEP") unless otherwise provided in, or pursuant to, a Memorandum of Agreement ("MOA"), dated February 1, 1995, between OxyChem and FDEP (which agreement was later assigned to the Company). The MOA established alternate procedures for the Company to follow. The cost of reclamation of mandatory lands is borne solely by White Springs. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.

     Land reclamation at White Springs is currently performed pursuant to federal, state, and local regulatory approvals granted in 1996 and 1997 to implement the 1995 MOA between OxyChem and FDEP. The MOA provides for mitigation of mining impacts, particularly impacts to wetlands, to be done through funding of public acquisition of environmentally sensitive lands in the region. Land reclamation continues to be done on-site but is undertaken using the alternate standards of the MOA which do not require the on-site reclamation of wetlands and which allow for the construction of lands that are expected to be of greater future utility. The Company's contributions for the land acquisition program in 1997 and 1998 totaled $2.5 million.

     White Springs has initiated a process for securing an additional federal permit and ancillary modifications of state and local regulatory approvals needed for continuation of mining operations beyond the expiration of its current federal permit in 2002. The process involves environmental studies of potential mining areas and evaluation of mine plan and reclamation alternatives. All affected regulatory authorities, various commenting agencies, and interested outside parties are participating in the process and completion of the process is targeted approximately for the middle of the year 2000. Selection of mine plan and reclamation alternatives and the results of the environmental studies could result in changes to reclamation and mitigation practices with higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect reserves and costs.

     The Lima plant discharges wastewater to the Ottawa River under a National Pollutant Discharge Elimination System permit issued by the Ohio Environmental Protection Agency ("OEPA"). When the permit was renewed in 1989, the OEPA initially proposed to impose substantial limitations on certain substances present in the wastewater, based on concerns over the already impaired quality of the river water as a result of industrial or municipal discharges. The OEPA later agreed in an administrative settlement to a five year permit for the Lima plant with discharge conditions that were more acceptable to the Lima plant's prior owner, BP Chemicals Inc. The permit expired in 1994, was administratively extended and renewed by the OEPA in July 1996, for a shorter than customary term ending October 31, 1997. PCS Nitrogen has filed an application for permit renewal and is entitled to operate under the current permit until such application is processed and acted upon. While PCS Nitrogen does not expect that substantial additional discharge restrictions will be imposed in conjunction with the next renewal, the OEPA may again seek to impose a reduction in the permitted discharge levels. Such restrictions may require the installation of improved treatment technology, the cost of which will depend on the limitations ultimately imposed.

POTASH DECOMMISSIONING REGULATIONS

     The environmental regulatory authorities in the Province of Saskatchewan have enacted regulations to require decommissioning and reclamation plans and financial assurances with respect to decommissioning by owners and operators of mines. Pursuant to the regulations, the Company filed a decommissioning plan for each of the Company's Saskatchewan mines with the responsible Minister in the spring of 1997. These plans contained a proposal for financial assurance to ensure completion of the plans and are subject to the approval of the Minister. An approved financial assurance plan must be established by March 31, 1999, or one year following approval of the decommissioning and reclamation plan, whichever is later. An initial response to the proposed plans was received by the Company in February 1998 and discussions with the environmental regulatory authorities are continuing. The Company has been advised that, although the technical aspects of the plan are acceptable, the regulatory authorities do not accept the schedules proposed in the plans for decommissioning of the waste salt piles. The regulatory authorities have asked that the proposed schedules be advanced and discussions continue with the regulators regarding the format for the revised plans and a submission date. Because of the uncertainty surrounding the timing of the plan's implementation and the structure of the financial assurance mechanism, the Company is unable at this time to accurately estimate the financial implications to the Company.

GOVERNMENT REGULATIONS

     In September 1987, legislation was adopted in Saskatchewan that authorized the government to control production at potash mines located in the Province of Saskatchewan. The legislation, which has not taken effect but which can be brought into effect by proclamation of the Cabinet of Saskatchewan, permits the Cabinet, and the Potash Resources Board which would be created under such legislation, to prescribe rates of potash production in Saskatchewan and to allocate production among individual mines. In determining rates for individual mines, the Potash Resources Board would take into account a mine's productive capacity, the rate of production from the mine, the present and future inventory and stockpile requirements for the mine, the portion of demand for potash that has been fulfilled by the primary production of potash from the mine and any additional factors that may be prescribed by regulation. Increases in production capacity would be subject to the approval of the government of Saskatchewan. The Company cannot predict at this time if or when the legislation will be proclaimed or its effects on the Company's financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held for each of the executive officers of the Company as at February 28, 1999 are as follows:

                                               SERVED
NAME                                     AGE   SINCE    POSITION HELD
----                                     ---   ------   -------------
CHARLES E. CHILDERS....................  66     1987    Chairman of the Board and Chief Executive
                                                        Officer
WILLIAM J. DOYLE.......................  48     1987    President and Chief Operating Officer
JOHN GUGULYN...........................  63     1987    Senior Vice President, Administration
BARRY E. HUMPHREYS.....................  55     1976    Senior Vice President, Finance and Treasurer
JOHN L.M. HAMPTON......................  45     1988    Senior Vice President, General Counsel and
                                                        Secretary
WAYNE R. BROWNLEE......................  46     1988    Senior Vice President, Expansion and
                                                        Development
BETTY-ANN L. HEGGIE....................  45     1981    Senior Vice President, Corporate Relations
THOMAS J. WRIGHT.......................  66     1995    President, PCS Phosphate
GARTH W. MOORE.........................  50     1982    President, PCS Potash
GARY E. CARLSON........................  45     1997    President, PCS Sales
JAMES F. DIETZ.........................  52     1997    President, PCS Nitrogen
PETER BRAUN............................  59     1977    Vice President, Audit
DENIS A. SIROIS........................  43     1978    Vice President and Corporate Controller

     All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President of Potash Corporation of Saskatchewan Sales Limited ("PCS Sales") and located in

Chicago, Illinois prior to 1995, was Executive Vice President, Potash and Sales, of the Company from 1995 until March 1997, and President PCS Sales from March 1997 to July 1998; Mr. Wright was President and Chief Executive Officer of Texasgulf from 1993 to April 1995. Prior to March 1997, Mr. Wright was Executive Vice President, PCS Phosphate. On April 27, 1995, Mr. Hampton, Mr. Brownlee, and Ms. Heggie were promoted from Vice President to Senior Vice President, and Mr. Braun was promoted from Director, Internal Audit, to Vice President. Prior to March 1997, Mr. Moore was Senior Vice President, Technical Services of the Company and prior to April 1995, he was Vice President, Technical Services. Mr. Carlson was Vice President of American Cyanamid, International Agricultural Products Group from 1993 to June 1996, was Senior Vice President, Marketing of Arcadian from June 1996 to March 1997, and President of PCS Nitrogen from March 1997 to July 1998. Mr. Dietz was Vice President, Manufacturing of Arcadian Corporation from 1993 to March 1997 and Executive Vice President of PCS Nitrogen from March 1997 to July 1998. Mr. Sirois was Controller of the Company prior to 1997.

     The terms and conditions of Mr. Childers' employment with the Company are governed by an employment agreement, the current term of which expires June 30, 2002 and pursuant to which Mr. Childers shall serve as Chairman of the Board and Chief Executive Officer of the Company until June 30, 1999 and thereafter as Chairman of the Board and as a special advisor to the Company to June 30, 2002.

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

     Additional complaints were filed in the California and Illinois State Courts on behalf of purported classes of indirect purchasers of potash in those states. PCS moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales. The case remains at an early stage; no merits discovery has taken place. The parties have agreed to stay proceedings pending the outcome of the appeal to the United States Court of Appeals for the Eighth Circuit. The Illinois State Court complaint has been dismissed for failure to state a cause of action.

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against the Company also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. On August 11, 1998, the Court ruled that the Company had assumed the obligations of the employment agreements and that equitable claims and defenses asserted against the executives for breaches of fiduciary duties, corporate waste, and self-dealing should be asserted by PCS Nitrogen in the state court action described below. Trial with respect to the claims of Mr. Campbell, Mr. Williams and Mr. Kesser commenced on August 17, 1998 and concluded on August 25, 1998. On December 1, 1998 the court entered judgments in the amounts of $12.7 million, $3.2 million, and $2.6 million in favor of Mr. Campbell, Mr. Williams and Mr. Kesser, respectively, subject to pending applications for attorneys' fees or additional amounts to compensate the former Arcadian executives for the impact of certain excise taxes, if applicable. The Company has filed Notices of Appeal with respect to these judgments. The Company has settled the claim of Mr. Alyea for $700,000 and $50,000 of attorneys' fees (subject to the application for additional fees) and the claim of Mr. Lance for a total amount of $600,000.

     On September 15, 1997, the Company and PCS Nitrogen filed an action in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against J. Douglas Campbell, Peter H. Kesser, Alfred L. Williams, Charles W. Lance, Jr., and David L. Alyea, for declaratory relief and damages. The Company and PCS Nitrogen alleged that the defendants, all former executives of Arcadian, committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the employment agreements each of them had with Arcadian. In addition, the Company and PCS Nitrogen also sought a declaratory judgment with respect to the unenforceability of the employment agreements. On October 14, 1997, the defendants removed this action from the Circuit Court of Tennessee to the United States District Court for the Western District of Tennessee. On October 21, 1997, the five defendants filed counterclaims: (i) under the Employee Retirement Income Security Act of 1974, as amended (ERISA), against PCS Nitrogen, (ii) alleging that the Company and PCS Nitrogen unlawfully interfered with their attainment of benefits under their employment agreements, and (iii) incorporating by reference all claims asserted in their individually filed complaints. The damages sought by the defendants in these counterclaims appear substantially equivalent to the damages sought in their individually filed suits as plaintiffs. On July 20, 1998 the federal court dismissed all of the former executives' claims under ERISA and remanded the case to state court, where it remains pending. Pursuant to the settlements with Mr. Alyea and Mr. Lance, the claims and counterclaims as they concern these individuals have been non-suited.

     Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

PORT AUTHORITY PROCEEDINGS

     On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), PCS Nitrogen and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The lawsuit was removed to federal court in New Jersey. On February 7, 1997, the defendants filed a motion to dismiss the suit for failure to state a claim upon which relief could be granted. On December 19, 1997, that motion was granted and the complaint was dismissed with prejudice. On January 15, 1998, the Port Authority appealed the dismissal to the United States Court of Appeals for the Third Circuit. The case was briefed and oral argument was heard on September 17, 1998. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from PCS Nitrogen in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. PCS Nitrogen is unaware of any basis for liability and intends to continue to vigorously defend the lawsuit.

DOJ INVESTIGATIONS

     In 1993, PCS Nitrogen learned that the Antitrust Division of the Department of Justice (the "DOJ") had initiated a grand jury investigation of pricing practices in the explosives industry. In response to a subpoena issued in that investigation, PCS Nitrogen produced to the DOJ in 1994 and 1995 documents concerning ammonium nitrate sold to explosives manufacturers. In late 1996 and early 1997, PCS Nitrogen learned that the DOJ had begun contacting current and former PCS Nitrogen employees seeking information concerning PCS Nitrogen's pricing of ammonium nitrate in 1992. PCS Nitrogen cooperated fully with the DOJ investigation and was informed by the DOJ in 1997 that, based on available information, neither PCS Nitrogen nor any of its current or former directors, officers or employees was a target of the investigation. PCS Nitrogen has been informed that the DOJ's investigation of these matters as they relate to PCS Nitrogen, has concluded.

ENVIRONMENTAL PROCEEDINGS

     For a description of certain environmental proceedings involving the Company, see "Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under "Common Share Prices and Volumes", "Shareholder Information -- Ownership" and "Selected Ten-Year Data" in the registrant's 1998 Annual Report is incorporated herein by reference.

     Dividends paid to U.S. holders of Common Shares, who do not use the shares in carrying on a business in Canada, will be subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980) (the "Convention"), the rate of withholding is generally reduced to 15%. Subject to certain limitations, the Canadian withholding tax will be treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders will generally not be subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information under "Selected Ten-Year Data" in the registrant's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1998 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements contained in the registrant's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under "Election of Directors" in the 1999 Proxy Circular is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Company" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under "Executive Compensation" in the 1999 Proxy Circular is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under "Ownership of Shares" and "Election of Directors" in the 1999 Proxy Circular is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Election of Directors" and "Executive Compensation" in the 1999 Proxy Circular is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed as Part of this Report

1.   Consolidated Financial Statements in Annual Report

Auditors' Report............................................     44
Consolidated Statements of Financial Position...............     45
Consolidated Statements of Income and Retained Earnings.....     46
Consolidated Statements of Cash Flow........................     47
Notes to the Consolidated Financial Statements..............  48-61

2.   Schedules

     All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements.

3.   Exhibits

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
2        Agreement and Plan of Merger dated September 2, 1996, as
         amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
         2(a) to Amendment Number 2 to the registrant's Form S-4
         (File No. 333-17841).
3(a)     Restated Articles of Incorporation of the registrant dated
         October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
         10-K for the year ended December 31, 1995 (the "1995 Form
         10-K").
3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
4(a)     Term Credit Agreement between The Bank of Nova Scotia and
         other financial institutions and the registrant dated
         October 4, 1996, incorporated by reference to Exhibit 4(b)
         to the registrant's Form S-4 (File No. 333-17841).
4(b)     First Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
         reference to Exhibit 4(b) to the registrant's report on Form
         10-K for the year ended December 31, 1997 (the "1997 Form
         10-K").
4(c)     Second Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
         reference to Exhibit 4(c) to the 1997 Form 10-K.
4(d)     Third Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
         reference to Exhibit 4(d) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1998.
4(e)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
         incorporated by reference to Exhibit 4(a) the registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(a)    Suspension Agreement concerning Potassium Chloride from
         Canada dated January 7, 1988, among U.S. Department of
         Commerce, the registrant, International Minerals and
         Chemical (Canada) Limited, Noranda, Inc. (Central Canada
         Potash Co.), Potash Company of America, a Division of Rio
         Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
         Ltd., Potash Company of Canada Limited, Agent for
         Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
         incorporated by reference to Exhibit 10(a) to the
         registrant's registration statement on Form F-1 (File No.
         33-31303) (the "F-1 Registration Statement").
10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
         Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales and Texasgulf Inc., incorporated by
         reference to Exhibit 10(f) to the F-1 Registration
         Statement.
10(c)    Canpotex Limited Shareholders Seventh Memorandum of
         Agreement effective April 21, 1978, between Central Canada
         Potash, Division of Noranda Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
         amended by Canpotex S & P amending agreement dated November
         4, 1987, incorporated by reference to Exhibit 10(g) to the
         F-1 Registration Statement.
10(d)    Producer Agreement dated April 21, 1978, between Canpotex
         Limited and PCS Sales, incorporated by reference to Exhibit
         10(h) to the F-1 Registration Statement.
10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
         L.P. dated as of March 3, 1992 (form), and the related
         Certificate of Limited Partnership of Arcadian Fertilizer,
         L.P., filed with the Secretary of State of the State of
         Delaware on March 3, 1992 (incorporated by reference to
         Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
         Registration Statement on Form S-1 (File No. 33-45828)).
10(f)    Amendment to Agreement of Limited Partnership of Arcadian
         Fertilizer L.P. and related Certificates of Limited
         Partnership of Arcadian Fertilizer L.P. filed with the
         Secretary of State of the State of Delaware on March 6, 1997
         and November 26, 1997.
10(g)    Geismar Complex Services Agreement dated June 4, 1984,
         between Allied Corporation and Arcadian Corporation,
         incorporated by reference to Exhibit 10.4 to Arcadian
         Corporation's Registration Statement on Form S-1 (File No.
         33-34357).
10(h)    Canpotex/PCS Amending Agreement, dated with effect October
         1, 1992, incorporated by reference to Exhibit 10(f) to the
         1995 Form 10-K.
10(i)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
         dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)    Esterhazy Restated Mining and Processing Agreement dated
         January 31, 1978, between International Minerals and
         Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)    Agreement dated December 21, 1990, between International
         Minerals & Chemical Corporation (Canada) Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
         Form 10-K for the year ended December 31, 1990.
10(l)    Agreement effective August 27, 1998, between International
         Minerals & Chemical (Canada) Global Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978 (as amended).
10(m)    Agreement effective August 31, 1998, among International
         Minerals & Chemical (Canada) Global Limited, International
         Minerals & Chemical (Canada) Limited Partnership and the
         registrant assigning the interest in the Esterhazy Restated
         Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
         Global Limited to International Minerals & Chemical (Canada)
         Limited Partnership.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(n)    Operating Agreement dated May 11, 1993, between BP Chemicals
         Inc. and Arcadian Ohio, L.P., as amended by the First
         Amendment to the Operating Agreement dated as of November
         20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
         ("First Amendment"), incorporated by reference to Exhibit
         10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
         First Amendment which is incorporated by reference to
         Arcadian Corporation's report on Form 10-K for the year
         ended December 31, 1995.
10(o)    Second Amendment to Operating Agreement between BP
         Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
         November 25, 1996, incorporated by reference to Exhibit
         10(k) to the 1997 Form 10-K.
10(p)    Manufacturing Support Agreement dated May 11, 1993, between
         BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
         current report on Form 8-K for the report event dated May
         11, 1993.
10(q)    First Amendment to Manufacturing Support Agreement between
         BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
         November 25, 1996, incorporated by reference to Exhibit
         10(l) to the 1997 Form 10-K.
10(r)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
         Quarter 1997 Form 10-Q").
10(s)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Nitrogen Leasing Company, Limited
         Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(r) to the Second
         Quarter 1997 Form 10-Q.
10(w)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Trinidad Ammonia Company, Limited
         Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(s) to the Second
         Quarter 1997 Form 10-Q.
10(x)    Agreement dated January 1, 1997 between the registrant and
         Charles E. Childers, incorporated by reference to Exhibit
         10(s) to the 1997 Form 10-K.
10(y)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
         (File No. 333-19215) (the "Form S-8").
10(z)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Officers and Key Employees, incorporated by reference to
         Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
10(aa)   Short-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(w) to the
         Second Quarter 1997 Form 10-Q.
10(bb)   Long-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(x) to the
         Second Quarter 1997 Form 10-Q.
10(cc)   Resolution and Forms of Agreement for Supplemental
         Retirement Income Plan, for officers and key employees of
         the registrant, incorporated by reference to Exhibit 10(o)
         to the 1995 Form 10-K.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(dd)   Forms of Agreement dated December 30, 1994, between the
         registrant and certain officers of the registrant,
         concerning a change in control of the registrant,
         incorporated by reference to Exhibit 10(p) to the 1995 Form
         10-K.
10(ee)   Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
         to the 1995 Form 10-K.
10(ff)   Deferred Compensation Plan, for certain officers of PCS
         Phosphate Company, Inc., incorporated by reference to
         Exhibit 10(r) to the 1995 Form 10-K.
10(gg)   Supplemental Retirement Benefits Plan, for eligible
         employees of PCS Phosphate Company, Inc., incorporated by
         reference to Exhibit 10(s) to the 1995 Form 10-K.
10(hh)   Second Amended and Restated Membership Agreement dated
         January 1, 1995, among Phosphate Chemicals Export
         Association, Inc. and members of such association, including
         Texasgulf Inc., incorporated by reference to Exhibit 10(t)
         to the 1995 Form 10-K.
10(ii)   International Agency Agreement dated January 1, 1995,
         between Phosphate Chemicals Export Association, Inc. and
         Texasgulf Inc. establishing Texasgulf Inc. as exclusive
         marketing agent for such association's wet phosphatic
         materials, incorporated by reference to Exhibit 10(u) to the
         1995 Form 10-K.
10(jj)   General Partnership Agreement forming Albright & Wilson
         Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
         10-K.
10(kk)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ll)   Amending Resolution and revised forms of agreement regarding
         Supplemental Retirement Income Plan of the registrant,
         incorporated by reference to Exhibit 10(x) to the
         registrant's report on Form 10-Q for the quarterly period
         ended June 30, 1996.
10(mm)   Employment Agreement dated January 21, 1998, by and between
         PCS Phosphate Company, Inc. and Thomas J. Wright,
         incorporated by reference to Exhibit 10(ii) to the 1997 Form
         10-K.
10(nn)   Shareholder Rights Agreement as amended and restated on
         March 2, 1998, incorporated by reference to Schedule B to
         the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11       Statement re Computation of Per Share Earnings.
13       1998 Annual Report.
21       Subsidiaries of the Registrant.
23       Consent of Deloitte & Touche LLP.
27       Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of 1998.

Copies of Exhibits to the Form 10-K may be obtained upon request from the Corporate Secretary, Potash Corporation of Saskatchewan Inc., Suite 500, 122 First Avenue South, Saskatoon, Saskatchewan S7K 7G3, Canada. The Company reserves the right to recover its reasonable expenses in providing copies of the Exhibits, such expenses not to exceed $.25 per page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POTASH CORPORATION OF SASKATCHEWAN INC.

                                     By: /s/ CHARLES E. CHILDERS
                                       -----------------------------------------
                                       Charles E. Childers
                                       Chief Executive Officer
                                       March 26, 1999

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

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
         /s/ CHARLES E. CHILDERS            Chairman of the Board and Chief Executive   March 26, 1999
------------------------------------------  Officer
           Charles E. Childers

          /s/ BARRY E. HUMPHREYS            Senior Vice President, Finance and          March 26, 1999
------------------------------------------  Treasurer (Principal Financial and
            Barry E. Humphreys              Accounting Officer)

          /s/ ISABEL B. ANDERSON            Director                                    March 26, 1999
------------------------------------------
            Isabel B. Anderson

          /s/ DOUGLAS J. BOURNE             Director                                    March 26, 1999
------------------------------------------
            Douglas J. Bourne

            /s/ DENIS J. COTE               Director                                    March 26, 1999
------------------------------------------
              Denis J. Cote

           /s/ WILLIAM J. DOYLE             Director                                    March 26, 1999
------------------------------------------
             William J. Doyle

      /s/ HON. WILLARD Z. ESTEY, Q.C        Director                                    March 26, 1999
------------------------------------------
        Hon. Willard Z. Estey, Q.C

            /s/ DALLAS J. HOWE              Director                                    March 26, 1999
------------------------------------------
              Dallas J. Howe

           /s/ JAMES F. LARDNER             Director                                    March 26, 1999
------------------------------------------
             James F. Lardner

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
          /s/ DONALD E. PHILLIPS            Director                                    March 26, 1999
------------------------------------------
            Donald E. Phillips

           /s/ PAUL SCHOENHALS              Director                                    March 26, 1999
------------------------------------------
             Paul Schoenhals

           /s/ DARYL K. SEAMAN              Director                                    March 26, 1999
------------------------------------------
             Daryl K. Seaman

       /s/ E. ROBERT STROMBERG, Q.C         Director                                    March 26, 1999
------------------------------------------
        E. Robert Stromberg, Q.C.

             /s/ JACK G. VICQ               Director                                    March 26, 1999
------------------------------------------
               Jack G. Vicq

          /s/ BARRIE A. WIGMORE             Director                                    March 26, 1999
------------------------------------------
            Barrie A. Wigmore

             /s/ PAUL S. WISE               Director                                    March 26, 1999
------------------------------------------
               Paul S. Wise

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT                     PAGE
-------                    -----------------------                     ----
2        Agreement and Plan of Merger dated September 2, 1996, as
         amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
         2(a) to Amendment Number 2 to the registrant's Form S-4
         (File No. 333-17841).
3(a)     Restated Articles of Incorporation of the registrant dated
         October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
         10-K for the year ended December 31, 1995 (the "1995 Form
         10-K").
3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
4(a)     Term Credit Agreement between The Bank of Nova Scotia and
         other financial institutions and the registrant dated
         October 4, 1996, incorporated by reference to Exhibit 4(b)
         to the registrant's Form S-4 (File No. 333-17841).
4(b)     First Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
         reference to Exhibit 4(b) to the registrant's report on Form
         10-K for the year ended December 31, 1997 (the "1997 Form
         10-K").
4(c)     Second Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
         reference to Exhibit 4(c) to the 1997 Form 10-K.
4(d)     Third Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
         reference to Exhibit 4(d) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1998.
4(e)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
         incorporated by reference to Exhibit 4(a) the registrant's report on Form 8-K dated June 18, 1997.
10(a)    Suspension Agreement concerning Potassium Chloride from
         Canada dated January 7, 1988, among U.S. Department of
         Commerce, the registrant, International Minerals and
         Chemical (Canada) Limited, Noranda, Inc. (Central Canada
         Potash Co.), Potash Company of America, a Division of Rio
         Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
         Ltd., Potash Company of Canada Limited, Agent for
         Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
         incorporated by reference to Exhibit 10(a) to the
         registrant's registration statement on Form F-1 (File No.
         33-31303) (the "F-1 Registration Statement").
10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
         Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales and Texasgulf Inc., incorporated by
         reference to Exhibit 10(f) to the F-1 Registration
         Statement.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT                     PAGE
-------                    -----------------------                     ----
10(c)    Canpotex Limited Shareholders Seventh Memorandum of
         Agreement effective April 21, 1978, between Central Canada
         Potash, Division of Noranda Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
         amended by Canpotex S & P amending agreement dated November
         4, 1987, incorporated by reference to Exhibit 10(g) to the
         F-1 Registration Statement.
10(d)    Producer Agreement dated April 21, 1978, between Canpotex
         Limited and PCS Sales, incorporated by reference to Exhibit
         10(h) to the F-1 Registration Statement.
10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
         L.P. dated as of March 3, 1992 (form), and the related
         Certificate of Limited Partnership of Arcadian Fertilizer,
         L.P., filed with the Secretary of State of the State of
         Delaware on March 3, 1992 (incorporated by reference to
         Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
         Registration Statement on Form S-1 (File No. 33-45828)).
10(f)    Amendment to Agreement of Limited Partnership of Arcadian
         Fertilizer L.P. and related Certificates of Limited
         Partnership of Arcadian Fertilizer L.P. filed with the
         Secretary of State of the State of Delaware on March 6, 1997
         and November 26, 1997.
10(g)    Geismar Complex Services Agreement dated June 4, 1984,
         between Allied Corporation and Arcadian Corporation,
         incorporated by reference to Exhibit 10.4 to Arcadian
         Corporation's Registration Statement on Form S-1 (File No.
         33-34357).
10(h)    Canpotex/PCS Amending Agreement, dated with effect October
         1, 1992, incorporated by reference to Exhibit 10(f) to the
         1995 Form 10-K.
10(i)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
         dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)    Esterhazy Restated Mining and Processing Agreement dated
         January 31, 1978, between International Minerals and
         Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)    Agreement dated December 21, 1990, between International
         Minerals & Chemical Corporation (Canada) Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
         Form 10-K for the year ended December 31, 1990.
10(l)    Agreement effective August 27, 1998, between International
         Minerals & Chemical (Canada) Global Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978 (as amended).
10(m)    Agreement effective August 31, 1998, among International
         Minerals & Chemical (Canada) Global Limited, International
         Minerals & Chemical (Canada) Limited Partnership and the
         registrant assigning the interest in the Esterhazy Restated
         Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
         Global Limited to International Minerals & Chemical (Canada)
         Limited Partnership.
10(n)    Operating Agreement dated May 11, 1993, between BP Chemicals
         Inc. and Arcadian Ohio, L.P., as amended by the First
         Amendment to the Operating Agreement dated as of November
         20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
         ("First Amendment"), incorporated by reference to Exhibit
         10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
         First Amendment which is incorporated by reference to
         Arcadian Corporation's report on Form 10-K for the year
         ended December 31, 1995.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT                     PAGE
-------                    -----------------------                     ----
10(o)    Second Amendment to Operating Agreement between BP
         Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
         November 25, 1996, incorporated by reference to Exhibit
         10(k) to the 1997 Form 10-K.
10(p)    Manufacturing Support Agreement dated May 11, 1993, between
         BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
         current report on Form 8-K for the report event dated May
         11, 1993.
10(q)    First Amendment to Manufacturing Support Agreement between
         BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
         November 25, 1996, incorporated by reference to Exhibit
         10(l) to the 1997 Form 10-K.
10(r)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
         Quarter 1997 Form 10-Q").
10(s)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Nitrogen Leasing Company, Limited
         Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(r) to the Second
         Quarter 1997 Form 10-Q.
10(w)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Trinidad Ammonia Company, Limited
         Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(s) to the Second
         Quarter 1997 Form 10-Q.
10(x)    Agreement dated January 1, 1997 between the registrant and
         Charles E. Childers, incorporated by reference to Exhibit
         10(s) to the 1997 Form 10-K.
10(y)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
         (File No. 333-19215) (the "Form S-8").
10(z)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Officers and Key Employees, incorporated by reference to
         Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
10(aa)   Short-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(w) to the
         Second Quarter 1997 Form 10-Q.
10(bb)   Long-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(x) to the
         Second Quarter 1997 Form 10-Q.
10(cc)   Resolution and Forms of Agreement for Supplemental
         Retirement Income Plan, for officers and key employees of
         the registrant, incorporated by reference to Exhibit 10(o)
         to the 1995 Form 10-K.
10(dd)   Forms of Agreement dated December 30, 1994, between the
         registrant and certain officers of the registrant,
         concerning a change in control of the registrant,
         incorporated by reference to Exhibit 10(p) to the 1995 Form
         10-K.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT                     PAGE
-------                    -----------------------                     ----
10(ee)   Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
         to the 1995 Form 10-K.
10(ff)   Deferred Compensation Plan, for certain officers of PCS
         Phosphate Company, Inc., incorporated by reference to
         Exhibit 10(r) to the 1995 Form 10-K.
10(gg)   Supplemental Retirement Benefits Plan, for eligible
         employees of PCS Phosphate Company, Inc., incorporated by
         reference to Exhibit 10(s) to the 1995 Form 10-K.
10(hh)   Second Amended and Restated Membership Agreement dated
         January 1, 1995, among Phosphate Chemicals Export
         Association, Inc. and members of such association, including
         Texasgulf Inc., incorporated by reference to Exhibit 10(t)
         to the 1995 Form 10-K.
10(ii)   International Agency Agreement dated January 1, 1995,
         between Phosphate Chemicals Export Association, Inc. and
         Texasgulf Inc. establishing Texasgulf Inc. as exclusive
         marketing agent for such association's wet phosphatic
         materials, incorporated by reference to Exhibit 10(u) to the
         1995 Form 10-K.
10(jj)   General Partnership Agreement forming Albright & Wilson
         Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
         10-K.
10(kk)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ll)   Amending Resolution and revised forms of agreement regarding
         Supplemental Retirement Income Plan of the registrant,
         incorporated by reference to Exhibit 10(x) to the
         registrant's report on Form 10-Q for the quarterly period
         ended June 30, 1996.
10(mm)   Employment Agreement dated January 21, 1998, by and between
         PCS Phosphate Company, Inc. and Thomas J. Wright,
         incorporated by reference to Exhibit 10(ii) to the 1997 Form
         10-K.
10(nn)   Shareholder Rights Agreement as amended and restated on
         March 2, 1998, incorporated by reference to Schedule B to
         the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11       Statement re Computation of Per Share Earnings.
13       1998 Annual Report.
21       Subsidiaries of the Registrant.
23       Consent of Deloitte & Touche LLP.
27       Financial Data Schedule.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of 1998.