Form 10-Q
period 1999-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1999-05-12
CIK 855931

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As at April 30, 1999, Potash Corporation of Saskatchewan Inc. (the "Company") had 54,253,103 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net sales...................................................  $549,341    $583,812
Cost of goods sold..........................................   427,300     433,139
                                                              --------    --------
GROSS MARGIN................................................   122,041     150,673
                                                              --------    --------
Selling and administrative..................................    29,441      29,859
Provincial mining and other taxes...........................    24,768      20,917
Other income................................................    (7,145)     (9,893)
                                                              --------    --------
                                                                47,064      40,883
                                                              --------    --------
OPERATING INCOME............................................    74,977     109,790
INTEREST EXPENSE............................................    15,103      20,108
                                                              --------    --------
INCOME BEFORE INCOME TAXES..................................    59,874      89,682
INCOME TAXES................................................    20,357      26,673
                                                              --------    --------
NET INCOME..................................................    39,517      63,009
RETAINED EARNINGS, BEGINNING OF PERIOD......................   889,676     680,356
DIVIDENDS...................................................   (13,207)    (13,372)
                                                              --------    --------
RETAINED EARNINGS, END OF PERIOD............................  $915,986    $729,993
                                                              ========    ========
NET INCOME PER SHARE (NOTE 4)...............................  $   0.73    $   1.17
                                                              ========    ========
DIVIDENDS PER SHARE (NOTE 5)................................  $   0.24    $   0.25
                                                              ========    ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   31,247      $   67,971
  Accounts receivable.......................................     295,243         302,974
  Inventories (Note 3)......................................     354,068         364,397
  Prepaid expenses..........................................      47,611          38,839
                                                              ----------      ----------
                                                                 728,169         774,181
Property, plant and equipment...............................   2,977,249       3,003,443
Goodwill....................................................     555,952         559,621
Other assets................................................     184,990         197,012
                                                              ----------      ----------
                                                              $4,446,360      $4,534,257
                                                              ==========      ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................  $   92,958      $   94,940
  Accounts payable and accrued charges......................     343,804         349,684
  Current portion of long-term debt.........................       1,186             386
                                                              ----------      ----------
                                                                 437,948         445,010
Long-term debt..............................................     816,940         933,294
Deferred income tax liability...............................     429,656         417,853
Accrued post-retirement/post-employment benefits............     131,691         131,179
Accrued reclamation costs...................................     126,491         129,399
Other non-current liabilities and deferred credits..........      23,024          23,761
                                                              ----------      ----------
                                                               1,965,750       2,080,496
                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................   1,228,138       1,227,599
Contributed Surplus.........................................     336,486         336,486
Retained Earnings...........................................     915,986         889,676
                                                              ----------      ----------
                                                               2,480,610       2,453,761
                                                              ----------      ----------
                                                              $4,446,360      $4,534,257
                                                              ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                1999         1998
                                                              --------    -----------
OPERATING ACTIVITIES
Net income..................................................  $ 39,517    $    63,009
Items not affecting cash
  Depreciation and amortization.............................    49,078         48,171
  Loss on disposal of property, plant and equipment.........        99            134
  Provision for deferred income tax.........................    11,803         20,532
  Provision for post-retirement/post-employment benefits....       512          2,553
                                                              --------    -----------
                                                               101,009        134,399
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................     7,731         17,013
  Inventories...............................................     9,936          8,705
  Prepaid expenses..........................................    (8,772)        (9,823)
  Accounts payable and accrued charges......................   (13,522)       (12,605)
  Current income taxes......................................     8,272         (2,490)
Accrued reclamation costs...................................    (3,538)        (2,707)
Other non-current liabilities and deferred credits..........      (737)           396
                                                              --------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES.......................   100,379        132,888
                                                              --------    -----------
INVESTING ACTIVITIES
Additions to property, plant and equipment..................   (14,034)       (18,152)
Proceeds from disposal of property, plant and equipment.....       283            302
Disposal of (additions to) other assets.....................     6,852         (1,496)
                                                              --------    -----------
CASH USED IN INVESTING ACTIVITIES...........................    (6,899)       (19,346)
                                                              --------    -----------
CASH BEFORE FINANCING ACTIVITIES............................    93,480        113,542
                                                              --------    -----------
FINANCING ACTIVITIES
Repayment of long-term debt.................................  (115,554)       (85,576)
Repayment of short-term debt................................    (1,982)        (4,995)
Dividends...................................................   (13,207)       (13,372)
Issuance of shares..........................................       539         14,455
                                                              --------    -----------
CASH USED IN FINANCING ACTIVITIES...........................  (130,204)       (89,488)
                                                              --------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............   (36,724)        24,054
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    67,971          8,756
                                                              --------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 31,247    $    32,810
                                                              ========    ===========
Supplemental cash flow disclosure
  Interest paid.............................................  $ 12,790    $     9,854
  Income taxes paid.........................................  $    282    $     8,631

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

 1. SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These policies are consistent with accounting principles generally accepted in the United States ("U.S. GAAP") except as outlined in Note 7.

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

 2. CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 1540 of the Canadian Institute of Chartered Accountants Handbook "Cash Flow Statements". Under this accounting policy, cash flows are classified as either operating, investing or financing activities. Major classes of gross cash receipts and gross cash payments arising from investing and financing activities are to be separately disclosed. Investing and financing transactions that do not require the use of cash or cash equivalents are to be excluded from the cash flow statement and disclosed supplementally. The effect of this change on the current and prior period consolidated statements of cash flow is not significant.

 3. INVENTORIES

                                                       MARCH 31,     DECEMBER 31,
                                                         1999            1998
                                                      -----------    ------------
                                                      (UNAUDITED)
Finished product....................................   $169,238        $176,908
Materials and supplies..............................    109,818         106,797
Raw materials.......................................     50,299          58,471
Work in process.....................................     24,713          22,221
                                                       --------        --------
                                                       $354,068        $364,397
                                                       ========        ========

 4. NET INCOME PER SHARE (EARNINGS PER SHARE)

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the three months ended March 31, 1999 of 54,249,000 (1998 -- 54,007,000).

 5. DIVIDENDS

     The Company declares its dividends in Canadian dollars.

 6. SEGMENTED INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces with the exception of phosphate products produced at Geismar, which are included in the nitrogen business segment. Inter-segment net sales are made under terms which approximate market prices.

BUSINESS SEGMENT

                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                                 (UNAUDITED)
                                         -----------------------------------------------------------
                                          POTASH    PHOSPHATE   NITROGEN   ALL OTHERS   CONSOLIDATED
                                         --------   ---------   --------   ----------   ------------
Net sales -- third party...............  $147,044   $206,610    $195,687    $     --      $549,341
Inter-segment net sales................     3,936        633      11,270          --            --
Gross margin...........................    80,213     41,565         263          --       122,041
Operating income (loss)................    54,903     41,563      (6,410)    (15,079)       74,977

                                                      THREE MONTHS ENDED MARCH 31, 1998
                                                                 (UNAUDITED)
                                         -----------------------------------------------------------
                                          POTASH    PHOSPHATE   NITROGEN   ALL OTHERS   CONSOLIDATED
                                         --------   ---------   --------   ----------   ------------
Net sales -- third party...............  $145,996   $221,563    $216,253    $     --      $583,812
Inter-segment net sales................     4,229        439      17,976          --            --
Gross margin...........................    84,348     46,967      19,358          --       150,673
Operating income (loss)................    63,248     46,492      13,372     (13,322)      109,790

     The following information has been prepared on a nutrient basis (the phosphate products produced at Geismar are included with phosphate data rather than nitrogen).

NUTRIENT BASIS

                                                         THREE MONTHS ENDED MARCH 31, 1999
                                                                    (UNAUDITED)
                                                   ----------------------------------------------
                                                    POTASH    PHOSPHATE   NITROGEN   CONSOLIDATED
                                                   --------   ---------   --------   ------------
Net sales -- third party.........................  $147,044   $230,778    $171,519     $549,341
Gross margin.....................................    80,213     45,672      (3,844)     122,041

                                                         THREE MONTHS ENDED MARCH 31, 1998
                                                                    (UNAUDITED)
                                                   ----------------------------------------------
                                                    POTASH    PHOSPHATE   NITROGEN   CONSOLIDATED
                                                   --------   ---------   --------   ------------
Net sales -- third party.........................  $145,996   $245,491    $192,325     $583,812
Gross margin.....................................    84,348     52,128      14,197      150,673

 7. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     A description of certain significant differences between Canadian GAAP and U.S. GAAP follows:

     Marketable securities: The Company's investment in Israel Chemicals Ltd. ("ICL") is stated at cost. U.S. GAAP would require that this investment be classified as available-for-sale and be stated at market value.

     Foreign currency translation adjustment: The foreign currency translation adjustment results from the restatement of prior periods so that all periods presented are in the same reporting currency. U.S. GAAP requires that the comparative Consolidated Statements of Income and the Consolidated Statements of Cash Flow be translated using weighted average exchange rates for the applicable periods. In contrast, the Consolidated Statements of Financial Position are translated using the exchange rates at the end of the applicable periods in accordance with Canadian GAAP. The difference in these exchange rates gives rise to the foreign currency translation adjustment.

     Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. U.S. GAAP would require that net freight costs be included in cost of goods sold and transportation and distribution expenses be included in selling and administrative expenses.

     Comprehensive income: Comprehensive income is not recognized under Canadian GAAP. U.S. GAAP would require the recognition of comprehensive income.

     In 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company has decided to continue to apply APB Opinion 25 for measurement of compensation of employees.

     The application of U.S. GAAP, as described above, would have had no effects on net income or net income per share and the following approximate effects on total assets and shareholders' equity:

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Total assets as reported -- Canadian GAAP...................  $4,446,360      $4,534,257
Item increasing reported total assets:
  Available-for-sale security (unrealized holding gain).....      27,028          14,906
                                                              ----------      ----------
Approximate total assets -- U.S. GAAP.......................  $4,473,388      $4,549,163
                                                              ==========      ==========

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP.....  $2,480,610      $2,453,761
Item increasing reported shareholders' equity:
  Other comprehensive income, net of tax....................      16,217           8,944
                                                              ----------      ----------
Approximate shareholders' equity -- U.S. GAAP...............  $2,496,827      $2,462,705
                                                              ==========      ==========

 8. COMPARATIVE FIGURES

     Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared on a nutrient basis (the phosphate products produced at Geismar are included with phosphate data rather than nitrogen) rather than a subsidiary or business segment basis (see Note 6 to the unaudited consolidated financial statements) and with reference to the consolidated financial statements reported under Canadian GAAP.

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     -------------------    INCREASE
                                                       1999       1998     (DECREASE)   % CHANGE
($000'S)                                             --------   --------   ----------   --------
Net Sales
  North American...................................  $418,136   $425,355    $ (7,219)      (2)
  Offshore.........................................   131,205    158,457     (27,252)     (17)
                                                     --------   --------    --------      ---
                                                     $549,341   $583,812    $(34,471)      (6)
                                                     ========   ========    ========      ===
Gross Margin.......................................  $122,041   $150,673    $(28,632)     (19)
                                                     ========   ========    ========      ===
Operating Income...................................  $ 74,977   $109,790    $(34,813)     (32)
                                                     ========   ========    ========      ===
Net Income.........................................  $ 39,517   $ 63,009    $(23,492)     (37)
                                                     ========   ========    ========      ===
Net Income per Share (dollars).....................  $   0.73   $   1.17    $  (0.44)     (38)
                                                     ========   ========    ========      ===

     In the first quarter of 1999, higher net sales revenue in potash of $1.0 million was more than offset by lower phosphate and nitrogen net sales revenue of $14.7 million and $20.8 million, respectively, resulting in a net decrease of $34.5 million in net sales revenue as compared to the first quarter of 1998.

     North American net sales revenue for the first three months of 1999 represented 76 percent (1998 -- 73 percent) of total net sales revenue and offshore sales represented 24 percent (1998 -- 27 percent).

     Gross margin for potash products was $80.2 million (a decrease of $4.2 million from first quarter 1998); for phosphate products $45.6 million (a decrease of $6.5 million from 1998); and for nitrogen products a negative $3.8 million (a decrease of $18.0 million from 1998).

     The decrease in net income of $23.5 million compared to the first quarter of 1998 was primarily attributable to a $28.6 million reduction in gross margin and an increase in provincial mining and other taxes of $3.9 million which were partially offset by a $5.0 million decrease in interest expense and a $6.3 million reduction in income taxes.

POTASH REVENUE

                                  THREE MONTHS ENDED MARCH 31
                           ------------------------------------------
                                  1999                   1998                   $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
North American...........  $ 70,610       844     $ 59,862       744      $10,748        18          100         13
Offshore.................    76,434       897       86,134     1,019       (9,700)      (11)        (122)       (12)
                           --------     -----     --------     -----      -------       ---         ----        ---
                           $147,044     1,741     $145,996     1,763      $ 1,048         1          (22)        (1)
                           ========     =====     ========     =====      =======       ===         ====        ===

     Gross margin for potash products in the first quarter of 1999 was $80.2 million (1998 -- $84.4 million) or 66 percent (1998 -- 56 percent) of consolidated gross margin.

     North American potash prices increased by 4 percent as compared to the first quarter of 1998 due to price increases that were successfully introduced during 1998.

     Potash prices in the offshore market rose marginally as compared to the first quarter of 1998. Realized prices were down 13 percent as compared to the fourth quarter of 1998 due to changes in product mix and positive fourth quarter 1998 adjustments from Canpotex.

     North American sales volumes increased 13 percent from first quarter 1998 levels, primarily due to abnormally low sales volumes in the last quarter of 1998 as farmers appeared to delay fourth quarter 1998 purchases to the first quarter of 1999. In the North American market, the 0.844 million tonnes sales volumes for the first quarter were sourced as follows: 0.819 million tonnes (1998 -- 0.682 million tonnes) came from Saskatchewan, 0.008 million tonnes (1998 -- 0.048 million tonnes) from New Brunswick and 0.017 million tonnes (1998 -- 0.014 million tonnes) from Utah.

     Offshore sales volumes were down 12 percent as compared to first quarter 1998 but were 56 percent higher than in the fourth quarter of 1998. The decrease from first quarter 1998 was primarily due to fewer sales to Brazil due to the Brazilian currency devaluation and credit conditions. The increase over fourth quarter 1998 was primarily due to higher Canpotex sales to China.

     North American net sales revenue from potash operations represented 48 percent (1998 -- 41 percent) of the Company's potash net sales revenue. Higher North American potash sales volumes resulted in a $7.2 million increase in North American potash net sales revenue over first quarter 1998. This was combined with an increase in net sales revenue of $3.5 million due to a 4 percent increase in sales prices.

     Offshore net sales revenue from potash represented 52 percent (1998 -- 59 percent) of the Company's potash net sales revenue. Higher offshore prices resulted in a $2.9 million increase in offshore potash net sales revenue. This was offset by a reduction in net sales revenue of $12.6 million due to reduced sales volumes (which was primarily due to lower sales to Brazil). In the offshore market, 0.846 million tonnes (1998 -- 0.863 million tonnes) were sold through Canpotex and the remaining 0.051 million tonnes (1998 -- 0.156 million tonnes) were produced by PCS New Brunswick and sold and delivered by PCS Sales.

PHOSPHATE REVENUE

                                  THREE MONTHS ENDED MARCH 31
                           ------------------------------------------
                                  1999                   1998                   $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
Liquids..................  $ 86,149       365     $ 84,754       378      $  1,395        2         (13)         (3)
Solids...................    81,991       436       91,449       487        (9,458)     (10)        (51)        (10)
Feed supplements.........    43,097       175       46,384       184        (3,287)      (7)         (9)         (5)
Industrial products......    19,485        52       22,749        59        (3,264)     (14)         (7)        (12)
Phosphate rock...........        56         1          155         2           (99)     (64)         (1)        (50)
                           --------     -----     --------     -----      --------      ---         ---         ---
                           $230,778     1,029     $245,491     1,110      $(14,713)      (6)        (81)         (7)
                           ========     =====     ========     =====      ========      ===         ===         ===
North American...........  $186,512       796     $187,425       794      $   (913)      (1)          2          --
Offshore.................    44,266       233       58,066       316       (13,800)     (24)        (83)        (26)
                           --------     -----     --------     -----      --------      ---         ---         ---
                           $230,778     1,029     $245,491     1,110      $(14,713)      (6)        (81)         (7)
                           ========     =====     ========     =====      ========      ===         ===         ===

     Gross margin for phosphate products for first quarter 1999 was $45.6 million (1998 -- $52.1 million) or 37 percent (1998 -- 35 percent) of consolidated gross margin.

     With the exception of liquid products (the prices of which increased 4 percent), phosphate prices in the North American market decreased marginally as compared to first quarter 1998.

     Liquid phosphate prices in the offshore markets were up 11 percent over first quarter 1998 primarily due to a prior year positive adjustment received from PhosChem in the first quarter of 1999. Offshore prices of solid phosphate increased by 3 percent over first quarter 1998. These prices were supported by seasonal demand. The offshore price of feed supplements, affected by the currency devaluations and financial difficulties in Asian countries, decreased by 10 percent over the same period. Industrial prices fell by 3 percent.

     Overall, North American phosphate sales volumes were flat as compared to first quarter 1998. North American solid phosphate sales volumes increased by 9 percent (due to a decision by the Company to prioritize shipments to the North American market where prices were stronger) while liquid sales volumes declined marginally. North American sales volumes of industrial products decreased by 12 percent due to reduced demand while feed supplement sales volumes were down 5 percent due to reduced livestock numbers and increased competition from meat and bone meal.

     Liquid and solid offshore sales volumes decreased by 13 percent and 32 percent, respectively, compared to first quarter 1998. Solid volumes were lower due to a decision by the Company to prioritize shipments to the North American market where prices were stronger. Liquid volumes were affected by the currency devaluation and credit conditions in Brazil. Offshore feed supplement sales volumes declined marginally in the same period.

     North American phosphate net sales revenue accounted for 81 percent (1998 -- 76 percent) of total phosphate net sales revenue and 77 percent (1998 -- 72 percent) of sales volumes. Offshore sales accounted for 19 percent (1998 -- 24 percent) of total phosphate net sales revenue and 23 percent (1998 -- 28 percent) of volumes. In the first quarter of 1999, 38 percent (1998 -- 37 percent) of the Company's total phosphate net sales revenue was earned from non-fertilizer products which represented 32 percent (1998 -- 31 percent) of its phosphate sales volumes and 50 percent (1998 -- 49 percent) of its gross margin.

NITROGEN REVENUE

     Sales volumes of other nitrogen products for 1999 and 1998 now include tonnes for the by-product carbon dioxide.

                                  THREE MONTHS ENDED MARCH 31
                           ------------------------------------------
                                  1999                   1998                   $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
Ammonia..................  $ 48,524       512     $ 43,516       347      $  5,008       12          165         48
Urea.....................    51,677       461       53,453       389        (1,776)      (3)          72         19
Nitrogen solutions.......    31,475       501       42,048       556       (10,573)     (25)         (55)       (10)
Other nitrogen
  products...............    30,090       562       33,770       540        (3,680)     (11)          22          4
                           --------     -----     --------     -----      --------      ---         ----        ---
                            161,766     2,036      172,787     1,832       (11,021)      (6)         204         11
Purchased products.......     9,753        92       19,538       212        (9,785)     (50)        (120)       (57)
                           --------     -----     --------     -----      --------      ---         ----        ---
                           $171,519     2,128     $192,325     2,044      $(20,806)     (11)          84          4
                           ========     =====     ========     =====      ========      ===         ====        ===
North American...........  $161,014     1,892     $178,068     1,811      $(17,054)     (10)          81          4
Offshore.................    10,505       236       14,257       233        (3,752)     (26)           3          1
                           --------     -----     --------     -----      --------      ---         ----        ---
                           $171,519     2,128     $192,325     2,044      $(20,806)     (11)          84          4
                           ========     =====     ========     =====      ========      ===         ====        ===

     For the first three months of 1999, gross margin for nitrogen products was a negative $3.8 million (1998 -- positive $14.2 million) or negative 3 percent (1998 -- positive 9 percent) of consolidated gross margin.

     The continued absence of China from offshore urea markets and reduced cash production costs for Former Soviet Union ("FSU") producers due to lower gas prices and currency weakness in the FSU countries put significant pressures on offshore prices. Offshore urea prices were down 19 percent and ammonia prices down 14 percent when compared to first quarter 1998. Overall, offshore nitrogen prices were flat as compared to the fourth quarter of 1998.

     Falling offshore nitrogen prices resulted in lower North American prices as well. On an overall basis, North American prices for manufactured products have declined 15 percent as compared to the first quarter of 1998 but only 5 percent as compared to the fourth quarter of 1998.

     North American sales volumes of manufactured products increased 13 percent on an overall basis over first quarter 1998. Sales volume increases were as follows: urea 29 percent, ammonia 55 percent and nitric acid

19 percent. The increase in urea sales volumes was due to the Company's decision to focus on the North American market where prices were stronger. The increased sales volumes of ammonia were due to the new facility in Trinidad as these tonnes replaced product previously purchased by the Company (purchased ammonia sales volumes decreased 56 percent in the same period). Sales volumes for nitrogen solutions and ammonium nitrate were down 10 percent and 14 percent, respectively. Sales volumes of other nitrogen products were flat over the same period.

     Offshore sales volumes for manufactured products, on an overall basis, were up 2 percent as compared to the first quarter of 1998. Offshore sales volumes of urea declined 20 percent as compared to the first quarter of 1998 as the Company chose to focus its sales on the North American market where prices were stronger.

     The Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market. Non-fertilizer products represented 43 percent (1998 -- 44 percent) of nitrogen sales volumes, 43 percent (1998 -- 46 percent) of net sales revenue and 100 percent (1998 -- 100 percent) of positive gross margin.

     North American net sales revenue for the first three months of 1999 accounted for 94 percent (1998 -- 93 percent) of the total nitrogen net sales revenue.

COST OF GOODS SOLD

                                                           THREE MONTHS
                                                          ENDED MARCH 31
                                                          --------------     INCREASE       %
                                                          1999     1998     (DECREASE)    CHANGE
                                                          -----    -----    ----------    ------
Potash production (KCl) tonnage (000's).................  1,723    1,996       (273)       (14)
Phosphate production (P(2)0(5)) tonnage (000's).........    535      561        (26)        (5)
Nitrogen production (N) tonnage (000's).................    885      759        126         17

     Potash unit cost of sales increased 10 percent in the first quarter of 1999 compared to the same period in 1998, due primarily to lower production volumes and 12.5 more shutdown weeks.

     Overall, phosphate unit cost of sales increased by 3 percent compared to first quarter 1998 primarily due to the continuing difficult conditions in the ore body currently being mined in Aurora. The unit cost of sulphur decreased by 2 percent compared to first quarter 1998.

     PCS Nitrogen reduced its per unit natural gas cost by 10 percent compared to 1998 primarily due to its gas contracts in Trinidad. Overall, the per unit cost of sales of manufactured product declined by 2 percent, primarily due to reduced gas costs.

     Depreciation and amortization expense was $49.1 million compared to $48.2 million in the first quarter of 1998, an increase of $0.9 million.

SELLING AND ADMINISTRATIVE

     Selling and administrative expenses were $29.4 million compared to $29.9 million in the first three months of 1998. The decrease was primarily attributable to a decrease in bad debt expense.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold.

     Saskatchewan provincial mining and other taxes in the first quarter of 1999 were $24.8 million compared to $20.9 million in 1998, an increase of $3.9 million. Of this increase, $3.2 million relates to the Potash Production Tax which increased due to higher Saskatchewan-sourced sales in the first three months of 1999 versus the comparable period in 1998.

     Saskatchewan corporate capital tax was $5.7 million in the first quarter of 1999 compared to $5.1 million in first quarter 1998. Various other payments to the Province in the form of royalties and taxes totalled $4.3 million and are included in cost of goods sold.

INTEREST EXPENSE

     Interest expense in the first quarter of 1999 was $15.1 million compared to $20.1 million in the first quarter of 1998, a decrease of $5.0 million, due to a reduction of the weighted average long-term debt outstanding from $1.1 billion in the first quarter of 1998 to $881.2 million in 1999. The weighted average interest rate on the long-term debt outstanding was 6.1 percent in the first quarter of 1999 (1998 -- 6.5 percent).

INCOME TAXES

     Income taxes for the quarter were $20.4 million, compared to $26.7 million in the first quarter of 1998, a decrease of $6.3 million. The decrease was primarily due to the reduction in income before income taxes.

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense and earned depletion allowance, such taxes have not yet been payable. The Company expects to begin paying cash income taxes in respect of 1999.

     The Company's subsidiaries which operate in the United States are subject to U.S. federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular federal cash income tax. However, they are subject to the Alternative Minimum Tax, which may be carried forward indefinitely as a credit to be applied against future regular income tax liabilities.

     The Company's nitrogen subsidiaries which operate in Trinidad are subject to Trinidad taxes.

     The effective consolidated tax rate for the first quarter of 1999 was 34 percent (1998 -- 30 percent) of income before income taxes, of which 14 percentage points (1998 -- 7 percentage points) represented cash income taxes and 20 percentage points (1998 -- 23 percentage points) represented deferred income taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Cash provided by operating activities in the first quarter of 1999 was $100.4 million (1998 -- $132.9 million). The decrease of $32.5 million was primarily due to a decrease in net income of $23.5 million and a decrease in non-cash expenses charged against operating income (primarily deferred income taxes in the amount of $8.7 million).

     Cash used in investing activities was $6.9 million (1998 -- $19.3 million).

     Cash used in financing activities was $130.2 million (1998 -- $89.5 million), primarily to repay long-term debt and to pay dividends. The Company paid dividends of $13.2 million in the first quarter of 1999 (1998 -- $13.4 million).

     The Company has a syndicated credit facility which provides for unsecured advances of up to $925.0 million of which $373.0 million was outstanding at March 31, 1999. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement.

     The Company believes that internally generated cash flow, as supplemented by borrowing from existing financing sources, will be sufficient to meet the Company's anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 1999.

YEAR 2000 READINESS DISCLOSURE

     The year 2000 poses a risk that computer systems, or devices containing microchips, will generate erroneous results if the year 2000 is stored as 00. The Year 2000 problem, if not remedied, could result in a system failure or miscalculations causing what are expected to be temporary disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities. The Company defines Year 2000 compliance as computer systems or devices which will function accurately before, on, and after January 1, 2000 without business or operational interruptions, or repercussions, due to any date-related functions.

     The Company has a Year 2000 committee composed of executive and senior management to oversee and direct efforts to identify and resolve Year 2000 issues. The Company anticipated Year 2000 requirements for its corporate, potash and sales administrative systems in the early 1990s by implementing four-digit century standards. Testing to confirm compliance is complete in these areas. Based on testing and investigations to date the Company believes that these systems will not give rise to material Year 2000 problems. Phosphate and nitrogen subsidiaries are conducting routine compliant upgrades of their packaged administrative systems. The last such upgrade is expected to be completed by June 1999.

     Ten of the Company's production locations have completed their compliance. Compliance for the remaining plants is scheduled for the second quarter of 1999, except for two locations that are scheduled for completion during routine maintenance shutdowns this summer.

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

     The Company is primarily utilizing internal resources to identify, upgrade and test its systems for Year 2000 compliance. This has not deferred any other material projects. The Company anticipates that these efforts will be completed by mid-1999 and that the total estimated costs will approximate $2.0 million. To date $1.0 million has been expended. These costs have been and are expected to continue to be financed from internally generated cash flows.

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

     The Company has not identified the need for, nor has it created, Year 2000 specific contingency plans as it believes that its existing risk management systems are adequate to address any Year 2000 related situations that may arise. The Company continues to monitor third parties on an ongoing basis.

OUTLOOK

     The rising world population and the demand for more food and better diets, with meat as a protein source, will continue to drive consumption of fertilizers over the long term. Over the short term, increased fertilizer usage will be required to replenish world grain stocks. Governments around the world are placing priority on fertilizer purchases to increase food production. While the consumption trend line is expected to continue to climb over the long term, there will be, at times, fluctuations in demand.

     North American fertilizer demand is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. U.S. farmers are projected to commit more than 150 million acres to corn and soybeans in 1999. These crops are among the largest users of fertilizers. With large projected acreages for corn and soybeans, it is expected that demand for fertilizer will remain strong.

     The Company sells a significant amount of potash and phosphate in the offshore markets. These countries purchase fertilizer to grow cash crops for export and to grow food for internal use.

     The Company also sells product in the non-fertilizer markets which are affected by North American economic growth. The outlook for North American economic growth should translate into increased demand for these upgraded products.

     The effect of such anticipated increase in demand for fertilizer and non-fertilizer products will be offset to the degree that additional capacity comes on stream.

     Domestic potash sales volumes in the second quarter of 1999 are expected to be higher than in second quarter 1998 while prices are expected to remain at first quarter 1999 levels. In the offshore market, prices realized are expected to increase compared to first quarter 1999 due to the mix of products anticipated to be sold while volumes are expected to decline somewhat from 1998 levels. Canpotex has recently signed a new contract with China for a minimum of 300,000 tonnes to be delivered in the second quarter.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter-over-quarter comparative basis. The Company is currently planning 11 shutdown weeks in the second quarter of 1999 as compared to 6 weeks in the same period in 1998, which is expected to adversely impact second quarter production costs.

     Provincial mining and other taxes are expected to be lower (on a per tonne basis) than in the first quarter of 1999 due to fewer Saskatchewan-sourced sales.

     The decrease in ammonia prices is expected to favourably affect phosphate processing input costs on a year-over-year basis. PCS can use up to one-quarter of the ammonia it produces and sells as ammonia at its own phosphate plants. However, as compared to second quarter 1998 it is expected that there will be increases in the cost of sulphur and higher rock costs at Aurora due to difficult conditions in the ore body currently being mined. These conditions are expected to continue for approximately two years until mining reaches an area anticipated to have more advantageous ore conditions. While the ore grade is lower than historic norms, it is above that of other North American producers and the Company believes that the worst of the difficult conditions are now over.

     In the near-term, prices for liquid and solid phosphates are expected to be supported by North American spring season demand. Sales volumes on an overall basis are expected to be flat as compared to the second quarter of 1998. Feed supplement and industrial product prices are expected to be flat as compared to first quarter 1999. Sales volumes of feed supplements are expected to increase slightly while industrial volumes remain the same as compared to the first three months of 1999.

     Market prices for nitrogen products are expected to increase as compared to the first quarter of 1999 resulting in a second quarter gross margin that is slightly higher than in the first three months of the year. This increase in prices is expected due to seasonal demand and planned turnarounds by offshore producers. On an overall basis, sales volumes are expected to be flat as compared to second quarter 1998.

     In the absence of plant outages or shutdowns, nitrogen results will continue to be weakened by the expanded supply available throughout the market. This will negatively affect earnings.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. As a flexible producer, PCS will continue to allocate its nitrogen and phosphate feed stock to production of the products with the best margins.

FORWARD LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. Forward looking statements may include words such as "expect", "estimate", "project", "anticipate", "should", "intend" and similar expressions or variations on such expressions. Any filing of the Company with the U.S. Securities and Exchange Commission may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating and financial performance, the Company's share of new and existing markets, general industry trends and the Company's performance relative thereto and the Company's expectations as to requirements for capital expenditures and environmental matters.

     These forward looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, fluctuations in supply and demand in fertilizer, sulphur and petrochemical markets, changes in competitive pressures, including pricing pressures, changes in capital markets, changes in currency and exchange rates, unexpected geological and environmental conditions, imprecision in reserve estimates, the outcome of legal proceedings or investigations and changes in government policy and regulation, including environmental regulation.

     The Company disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's nitrogen operations are significantly affected by the price of natural gas. The Company employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing its exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold. Changes in the market value of open hedging transactions are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases.

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of December 31, 1998, the Company's estimated derivative commodity instruments market risk exposure was $34.7 million (1997 -- $22.5 million). Actual results may differ from the estimate. Changes in the fair value of such derivative instruments, with maturities in 1999 through 2003, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward foreign exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

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

     In accordance with procedures established by the Uruguay Round Agreements Act, Commerce and the U.S. International Trade Commission initiated a "sunset" review of the suspended investigation on April 1, 1999. Commerce has announced that since no domestic interested party filed a notice of intent to participate in the review within the deadline provided in its regulations, it will automatically terminate the suspended investigation. Under the statute and Commerce regulations, the termination will be effective as of January 1, 2000.

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. The complaint sought treble damages in an unspecified amount and other relief. PCS and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit on January 31, 1997. On May 7, 1999, the Eighth Circuit, in a two to one decision, issued an opinion reversing Judge Kyle's summary judgment decision in favor of the Company as well as several of the other defendants. The Company intends to pursue all avenues of appeal, including the filing of a motion requesting a rehearing by the three judge panel that issued the May 7, 1999 opinion and requesting a rehearing en banc.

     Additional complaints were filed in the California and Illinois state courts on behalf of purported classes of indirect purchasers of potash in those states. PCS moved to dismiss the California State Court lawsuit for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales. Following Judge Kyle's summary judgment decision, the California litigation was stayed and the case remains at an early stage: no merits discovery has taken place.

The Illinois State Court complaint was dismissed for failure to state a cause of action and that decision is final and not subject to appeal.

     Insofar as the allegations of wrongdoing in the litigation relate to the Company, management of the Company, having consulted with legal counsel, believes that the allegations are without merit, that the Company has valid legal defenses and that the lawsuits will not have a material adverse effect on the Company. However, management of the Company cannot predict with certainty the outcome of the litigation.

NOTICE OF INTENT

     On May 6, 1999, the Southern Environmental Law Center and the Pamlico-Tar River Foundation gave notice to the United States Environmental Protection Agency and the Department of the Army of their intent to file a civil action under the citizens suit provisions of the Clean Water Act. The notice letter asserts that the Army Corps of Engineers failed to comply with certain provisions of the Clean Water Act when it issued a permit to PCS Phosphate in August 1997. This permit authorizes PCS Phosphate to mine phosphate from tracts of its property that are designated as wetlands. The notice letter also requests revocation of the permit. PCS Phosphate believes that the permit was properly issued. PCS Phosphate intends to monitor the status of this matter and take any steps needed to protect its ability to continue the operations authorized by the permit.

GEISMAR FACILITY INVESTIGATION

     On May 11, 1999, execution of a search warrant issued by the United States District Court for the Middle District of Louisiana in connection with an investigation of environmental matters was commenced at the Geismar, Louisiana facility of PCS Nitrogen Fertilizer, L.P., a partnership of certain subsidiaries of PCS Nitrogen, Inc. ("PCS Nitrogen"). Also on May 11, 1999 subpoenas issued by the same court in connection with a grand jury proceeding relating to the investigation were served at the Geismar facility and on PCS Nitrogen at its offices in Memphis, Tennessee. The investigation is at a preliminary stage and the Company is cooperating in connection therewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
     2       Agreement and Plan of Merger dated September 2, 1996, as
             amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
             2(a) to Amendment Number 2 to the registrant's Form S-4
             (File No. 333-17841).
     3(a)    Restated Articles of Incorporation of the registrant dated
             October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
             10-K for the year ended December 31, 1995 (the "1995 Form
             10-K").
     3(b)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
     4(a)    Term Credit Agreement between The Bank of Nova Scotia and
             other financial institutions and the registrant dated
             October 4, 1996, incorporated by reference to Exhibit 4(b)
             to the registrant's Form S-4 (File No. 333-17841).
     4(b)    First Amending Agreement to Term Credit Agreement between
             The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
             reference to Exhibit 4(b) to the registrant's report on Form
             10-K for the year ended December 31, 1997 (the "1997 Form
             10-K").

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
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

     10(a)   Suspension Agreement concerning Potassium Chloride from
             Canada dated January 7, 1988, among U.S. Department of
             Commerce, the registrant, International Minerals and Chemical (Canada) Limited, Noranda, Inc. (Central Canada
             Potash Co.), Potash Company of America, a Division of Rio
             Algom Limited, S&P Canada, II (Kalium Chemicals), Cominco
             Ltd., Potash Company of Canada Limited, Agent for
             Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd., incorporated by reference to Exhibit 10(a) to the registrant's registration statement on Form F-1 (File No.
             33-31303) (the "F-1 Registration Statement").
     10(b)   Sixth Voting Agreement dated April 22, 1978, between Central
             Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration
             Statement.
     10(c)   Canpotex Limited Shareholders Seventh Memorandum of
             Agreement effective April 21, 1978, between Central Canada
             Potash, Division of Noranda Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1
             Registration Statement.
     10(d)   Producer Agreement dated April 21, 1978, between Canpotex
             Limited and PCS Sales, incorporated by reference to Exhibit
             10(h) to the F-1 Registration Statement.
     10(e)   Agreement of Limited Partnership of Arcadian Fertilizer,
             L.P. dated as of March 3, 1992 (form), and the related
             Certificate of Limited Partnership of Arcadian Fertilizer,
             L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to
             Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
             Registration Statement on Form S-1 (File No. 33-45828)).
     10(f)   Amendment to Agreement of Limited Partnership of Arcadian
             Fertilizer, L.P. and related Certificate of Limited
             Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997 incorporated by reference to Exhibit
             10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
     10(g) Geismar Complex Services Agreement dated June 4, 1984, between Allied Corporation and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian
             Corporation's Registration Statement on Form S-1 (File No.
             33-34357).

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
     10(h)   Canpotex/PCS Amending Agreement, dated with effect October
             1, 1992, incorporated by reference to Exhibit 10(f) to the
             1995 Form 10-K.
     10(i)   Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
             dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
     10(j)   Esterhazy Restated Mining and Processing Agreement dated
             January 31, 1978, between International Minerals and
             Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
     10(k)   Agreement dated December 21, 1990, between International
             Minerals & Chemical Corporation (Canada) Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
             Form 10-K for the year ended December 31, 1990.
     10(l)   Agreement effective August 27, 1998, between International
             Minerals & Chemical (Canada) Global Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978 (as amended),
             incorporated by reference to Exhibit 10(1) to the 1998 Form
             10-K.
     10(m)   Agreement effective August 31, 1998, among International
             Minerals & Chemical (Canada) Global Limited, International
             Minerals & Chemical (Canada) Limited Partnership and the
             registrant assigning the interest in the Esterhazy Restated
             Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
             Global Limited to International Minerals & Chemical (Canada)
             Limited Partnership, incorporated by reference to Exhibit
             10(m) to the 1998 Form 10-K.
     10(n)   Operating Agreement dated May 11, 1993, between BP Chemicals
             Inc. and Arcadian Ohio, L.P., as amended by the First
             Amendment to the Operating Agreement dated as of November
             20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
             ("First Amendment"), incorporated by reference to Exhibit
             10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
             First Amendment which is incorporated by reference to
             Arcadian Corporation's report on Form 10-K for the year
             ended December 31, 1995.
     10(o)   Second Amendment to Operating Agreement between BP
             Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(k) to the 1997 Form 10-K.
     10(p)   Manufacturing Support Agreement dated May 11, 1993, between
             BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
             current report on Form 8-K for the report event dated May
             11, 1993.
     10(q)   First Amendment to Manufacturing Support Agreement between
             BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(l) to the 1997 Form 10-K.
     10(r)   Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
             Quarter 1997 Form 10-Q").
     10(s)   Amended and Restated Lease Agreement dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
     10(t)   Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
     10(u)   Amended and Restated Lease Agreement dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
     10(v)   Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Nitrogen Leasing Company, Limited
             Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(r) to the Second
             Quarter 1997 Form 10-Q.
     10(w)   Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Trinidad Ammonia Company, Limited
             Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(s) to the Second
             Quarter 1997 Form 10-Q.
     10(x)   Agreement dated January 1, 1997 between the registrant and
             Charles E. Childers, incorporated by reference to Exhibit
             10(s) to the 1997 Form 10-K.
     10(y)   Potash Corporation of Saskatchewan Inc. Stock Option Plan --
             Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
             (File No. 333-19215) (the "Form S-8").
     10(z)   Potash Corporation of Saskatchewan Inc. Stock Option Plan --
             Officers and Key Employees, incorporated by reference to
             Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
     10(aa)  Short-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(w) to the
             Second Quarter 1997 Form 10-Q.
     10(bb)  Long-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(x) to the
             Second Quarter 1997 Form 10-Q.
     10(cc)  Resolution and Forms of Agreement for Supplemental
             Retirement Income Plan, for officers and key employees of
             the registrant, incorporated by reference to Exhibit 10(o)
             to the 1995 Form 10-K.
     10(dd)  Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant,
             concerning a change in control of the registrant,
             incorporated by reference to Exhibit 10(p) to the 1995 Form
             10-K.
     10(ee)  Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
             to the 1995 Form 10-K.
     10(ff)  Deferred Compensation Plan, for certain officers of PCS
             Phosphate Company, Inc., incorporated by reference to
             Exhibit 10(r) to the 1995 Form 10-K.
     10(gg)  Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by
             reference to Exhibit 10(s) to the 1995 Form 10-K.
     10(hh)  Second Amended and Restated Membership Agreement dated
             January 1, 1995, among Phosphate Chemicals Export
             Association, Inc. and members of such association, including
             Texasgulf Inc., incorporated by reference to Exhibit 10(t)
             to the 1995 Form 10-K.
     10(ii)  International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and
             Texasgulf Inc. establishing Texasgulf Inc. as exclusive
             marketing agent for such association's wet phosphatic
             materials, incorporated by reference to Exhibit 10(u) to the
             1995 Form 10-K.

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
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

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

May 11, 1999
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                            Senior Vice President, General
                                              Counsel
                                            and Secretary

May 11, 1999
                                          By:    /s/ BARRY E. HUMPHREYS
                                            ------------------------------------
                                            Barry E. Humphreys
                                            Senior Vice President, Finance and
                                              Treasurer
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

    EXHIBIT                                                                   PAGE
    NUMBER                     DESCRIPTION OF DOCUMENT                       NUMBER
    -------                    -----------------------                       -------
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

    EXHIBIT                                                                   PAGE
    NUMBER                     DESCRIPTION OF DOCUMENT                       NUMBER
    -------                    -----------------------                       -------
     10(a)   Suspension Agreement concerning Potassium Chloride from
             Canada dated January 7, 1988, among U.S. Department of
             Commerce, the registrant, International Minerals and
             Chemical (Canada) Limited, Noranda, Inc. (Central Canada
             Potash Co.), Potash Company of America, a Division of Rio
             Algom Limited, S&P Canada, II (Kalium Chemicals), Cominco
             Ltd., Potash Company of Canada Limited, Agent for
             Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
             incorporated by reference to Exhibit 10(a) to the
             registrant's registration statement on Form F-1 (File No.
             33-31303) (the "F-1 Registration Statement").
     10(b)   Sixth Voting Agreement dated April 22, 1978, between Central
             Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales and Texasgulf Inc., incorporated by
             reference to Exhibit 10(f) to the F-1 Registration
             Statement.
     10(c)   Canpotex Limited Shareholders Seventh Memorandum of
             Agreement effective April 21, 1978, between Central Canada
             Potash, Division of Noranda Inc., Cominco Ltd.,
             International Minerals and Chemical Corporation (Canada)
             Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
             amended by Canpotex S&P amending agreement dated November 4,
             1987, incorporated by reference to Exhibit 10(g) to the F-1
             Registration Statement.
     10(d)   Producer Agreement dated April 21, 1978, between Canpotex
             Limited and PCS Sales, incorporated by reference to Exhibit
             10(h) to the F-1 Registration Statement.
     10(e)   Agreement of Limited Partnership of Arcadian Fertilizer,
             L.P. dated as of March 3, 1992 (form), and the related
             Certificate of Limited Partnership of Arcadian Fertilizer,
             L.P., filed with the Secretary of State of the State of
             Delaware on March 3, 1992 (incorporated by reference to
             Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
             Registration Statement on Form S-1 (File No. 33-45828)).
     10(f)   Amendment to Agreement of Limited Partnership of Arcadian
             Fertilizer, L.P. and related Certificate of Limited
             Partnership of Arcadian Fertilizer, L.P. filed with the
             Secretary of State of the State of Delaware on March 6, 1997
             and November 26, 1997 incorporated by reference to Exhibit
             10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
     10(g)   Geismar Complex Services Agreement dated June 4, 1984,
             between Allied Corporation and Arcadian Corporation,
             incorporated by reference to Exhibit 10.4 to Arcadian
             Corporation's Registration Statement on Form S-1 (File No.
             33-34357).
     10(h)   Canpotex/PCS Amending Agreement, dated with effect October
             1, 1992, incorporated by reference to Exhibit 10(f) to the
             1995 Form 10-K.
     10(i)   Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
             dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

    EXHIBIT                                                                   PAGE
    NUMBER                     DESCRIPTION OF DOCUMENT                       NUMBER
    -------                    -----------------------                       -------
     10(j)   Esterhazy Restated Mining and Processing Agreement dated
             January 31, 1978, between International Minerals and
             Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
     10(k)   Agreement dated December 21, 1990, between International
             Minerals & Chemical Corporation (Canada) Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
             Form 10-K for the year ended December 31, 1990.
     10(l)   Agreement effective August 27, 1998, between International
             Minerals & Chemical (Canada) Global Limited and the
             registrant, amending the Esterhazy Restated Mining and
             Processing Agreement dated January 31, 1978 (as amended),
             incorporated by reference to Exhibit 10(1) to the 1998 Form
             10-K.
     10(m)   Agreement effective August 31, 1998, among International
             Minerals & Chemical (Canada) Global Limited, International
             Minerals & Chemical (Canada) Limited Partnership and the
             registrant assigning the interest in the Esterhazy Restated
             Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
             Global Limited to International Minerals & Chemical (Canada)
             Limited Partnership, incorporated by reference to Exhibit
             10(m) to the 1998 Form 10-K.
     10(n)   Operating Agreement dated May 11, 1993, between BP Chemicals
             Inc. and Arcadian Ohio, L.P., as amended by the First
             Amendment to the Operating Agreement dated as of November
             20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
             ("First Amendment"), incorporated by reference to Exhibit
             10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
             First Amendment which is incorporated by reference to
             Arcadian Corporation's report on Form 10-K for the year
             ended December 31, 1995.
     10(o)   Second Amendment to Operating Agreement between BP
             Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(k) to the 1997 Form 10-K.
     10(p)   Manufacturing Support Agreement dated May 11, 1993, between
             BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
             current report on Form 8-K for the report event dated May
             11, 1993.
     10(q)   First Amendment to Manufacturing Support Agreement between
             BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
             November 25, 1996, incorporated by reference to Exhibit
             10(l) to the 1997 Form 10-K.
     10(r)   Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
             Quarter 1997 Form 10-Q").

    EXHIBIT                                                                   PAGE
    NUMBER                     DESCRIPTION OF DOCUMENT                       NUMBER
    -------                    -----------------------                       -------
     10(s)   Amended and Restated Lease Agreement dated as of May 16,
             1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
     10(t)   Amended and Restated Agreement for Lease dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
     10(u)   Amended and Restated Lease Agreement dated as of May 16,
             1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
     10(v)   Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Nitrogen Leasing Company, Limited
             Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(r) to the Second
             Quarter 1997 Form 10-Q.
     10(w)   Amended and Restated Purchase Option Agreement dated as of
             May 16, 1997, between Trinidad Ammonia Company, Limited
             Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
             incorporated by reference to Exhibit 10(s) to the Second
             Quarter 1997 Form 10-Q.
     10(x)   Agreement dated January 1, 1997 between the registrant and
             Charles E. Childers, incorporated by reference to Exhibit
             10(s) to the 1997 Form 10-K.
     10(y)   Potash Corporation of Saskatchewan Inc. Stock Option Plan --
             Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
             (File No. 333-19215) (the "Form S-8").
     10(z)   Potash Corporation of Saskatchewan Inc. Stock Option Plan --
             Officers and Key Employees, incorporated by reference to
             Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
     10(aa)  Short-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(w) to the
             Second Quarter 1997 Form 10-Q.
     10(bb)  Long-Term Incentive Plan of the registrant, as amended May
             7, 1997, incorporated by reference to Exhibit 10(x) to the
             Second Quarter 1997 Form 10-Q.
     10(cc)  Resolution and Forms of Agreement for Supplemental
             Retirement Income Plan, for officers and key employees of
             the registrant, incorporated by reference to Exhibit 10(o)
             to the 1995 Form 10-K.
     10(dd)  Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant,
             concerning a change in control of the registrant,
             incorporated by reference to Exhibit 10(p) to the 1995 Form
             10-K.
     10(ee)  Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
             to the 1995 Form 10-K.

    EXHIBIT                                                                   PAGE
    NUMBER                     DESCRIPTION OF DOCUMENT                       NUMBER
    -------                    -----------------------                       -------
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