Form 10-Q
period 1999-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1999-08-12
CIK 855931

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As at July 31, 1999, Potash Corporation of Saskatchewan Inc. (the "Company") had 54,265,302 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30                   JUNE 30
                                               --------------------    ------------------------
                                                 1999        1998         1999          1998
                                               --------    --------    ----------    ----------
Net sales....................................  $564,483    $660,442    $1,113,824    $1,244,254
Cost of goods sold...........................   423,764     473,811       851,064       906,950
                                               --------    --------    ----------    ----------
GROSS MARGIN.................................   140,719     186,631       262,760       337,304
                                               --------    --------    ----------    ----------
Selling and administrative...................    28,373      28,441        57,814        58,300
Provincial mining and other taxes............    22,901      23,854        47,669        44,771
Other income.................................    (7,458)    (12,573)      (14,603)      (22,466)
                                               --------    --------    ----------    ----------
                                                 43,816      39,722        90,880        80,605
                                               --------    --------    ----------    ----------
OPERATING INCOME.............................    96,903     146,909       171,880       256,699
INTEREST EXPENSE.............................    12,053      17,001        27,156        37,109
                                               --------    --------    ----------    ----------
INCOME BEFORE INCOME TAXES...................    84,850     129,908       144,724       219,590
INCOME TAXES.................................    23,060      40,791        43,417        67,464
                                               --------    --------    ----------    ----------
NET INCOME...................................  $ 61,790    $ 89,117       101,307       152,126
                                               ========    ========
RETAINED EARNINGS, BEGINNING OF PERIOD.......                             889,676       680,356
DIVIDENDS....................................                             (26,593)      (26,761)
                                                                       ----------    ----------
RETAINED EARNINGS, END OF PERIOD.............                          $  964,390    $  805,721
                                                                       ==========    ==========
NET INCOME PER SHARE (NOTE 4)................  $   1.14    $   1.64    $     1.87    $     2.81
                                               ========    ========    ==========    ==========
DIVIDENDS PER SHARE (NOTE 5).................  $   0.25    $   0.25    $     0.49    $     0.50
                                               ========    ========    ==========    ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   17,103      $   67,971
  Accounts receivable.......................................     265,397         302,974
  Inventories (Note 3)......................................     357,712         364,397
  Prepaid expenses..........................................      40,725          38,839
                                                              ----------      ----------
                                                                 680,937         774,181
Property, plant and equipment...............................   2,958,847       3,003,443
Goodwill....................................................     552,283         559,621
Other assets................................................     196,849         197,012
                                                              ----------      ----------
                                                              $4,388,916      $4,534,257
                                                              ==========      ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................  $  186,420      $   94,940
  Accounts payable and accrued charges......................     338,309         349,684
  Current portion of long-term debt.........................         786             386
                                                              ----------      ----------
                                                                 525,515         445,010
Long-term debt..............................................     588,748         933,294
Deferred income tax liability...............................     452,247         417,853
Accrued post-retirement/post-employment benefits............     150,757         131,179
Accrued reclamation costs...................................     125,858         129,399
Other non-current liabilities and deferred credits..........      16,295          23,761
                                                              ----------      ----------
                                                               1,859,420       2,080,496
                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................   1,228,620       1,227,599
Contributed Surplus.........................................     336,486         336,486
Retained Earnings...........................................     964,390         889,676
                                                              ----------      ----------
                                                               2,529,496       2,453,761
                                                              ----------      ----------
                                                              $4,388,916      $4,534,257
                                                              ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income..................................................  $ 101,307    $ 152,126
Items not affecting cash
  Depreciation and amortization.............................    100,318       97,593
  Loss on disposal of property, plant and equipment.........         26          239
  Provision for deferred income tax.........................     31,347       52,160
  Provision for post-retirement/post-employment benefits....      9,729        3,455
                                                              ---------    ---------
                                                                242,727      305,573
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................     37,577       43,660
  Inventories...............................................      6,102       39,250
  Prepaid expenses..........................................     (1,886)     (15,421)
  Accounts payable and accrued charges......................    (20,124)     (30,977)
  Current income taxes......................................     11,796        5,109
Accrued reclamation costs...................................     (3,541)      (4,936)
Other non-current liabilities and deferred credits..........     (2,169)      (1,598)
                                                              ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES.......................    270,482      340,660
                                                              ---------    ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment..................    (38,157)     (56,570)
Proceeds from disposal of property, plant and equipment.....        687          741
(Additions to) disposal of other assets.....................     (5,642)       4,012
                                                              ---------    ---------
CASH USED IN INVESTING ACTIVITIES...........................    (43,112)     (51,817)
                                                              ---------    ---------
CASH BEFORE FINANCING ACTIVITIES............................    227,370      288,843
                                                              ---------    ---------
FINANCING ACTIVITIES
Repayment of long-term obligations..........................   (344,146)    (242,108)
Proceeds from (repayment of) short-term debt................     91,480      (21,953)
Dividends...................................................    (26,593)     (26,761)
Issuance of shares..........................................      1,021       15,834
                                                              ---------    ---------
CASH USED IN FINANCING ACTIVITIES...........................   (278,238)    (274,988)
                                                              ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............    (50,868)      13,855
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     67,971        8,756
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  17,103    $  22,611
                                                              =========    =========
Supplemental cash flow disclosure
  Interest paid.............................................  $  32,744    $  37,993
  Income taxes paid.........................................  $   2,714    $  12,298

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These policies are consistent with accounting principles generally accepted in the United States ("US GAAP") except as outlined in Note 7.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. ("PCS") and its principal operating subsidiaries (the "Company" except to the extent the context otherwise requires):

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

2.   CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 1540 of the Canadian Institute of Chartered Accountants Handbook "Cash Flow Statements". Under this accounting policy, cash flows are classified as either operating, investing or financing activities. Major classes of gross cash receipts and gross cash payments arising from investing and financing activities are separately disclosed. Investing and financing transactions that do not require the use of cash or cash equivalents are excluded from the cash flow statement and disclosed supplementally. The effect of this change on the current and prior period consolidated statements of cash flow is not significant.

3.   INVENTORIES

                                                     JUNE 30,      DECEMBER 31,
                                                       1999            1998
                                                    -----------    ------------
                                                    (UNAUDITED)
Finished product..................................   $173,712        $176,908
Materials and supplies............................    109,904         106,797
Raw materials.....................................     47,391          58,471
Work in process...................................     26,705          22,221
                                                     --------        --------
                                                     $357,712        $364,397
                                                     ========        ========

4.   NET INCOME PER SHARE (EARNINGS PER SHARE)

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the six months ended June 30, 1999 of 54,253,000 (1998 -- 54,115,000). Second quarter net income per share is calculated on the weighted average shares issued and outstanding during the three months ended June 30, 1999 of 54,257,000 (1998 -- 54,222,000).

5.   DIVIDENDS

     Prior to June 30, the Company declared its dividends in Canadian dollars.

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

BUSINESS SEGMENT

                                                    THREE MONTHS ENDED JUNE 30, 1999
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $172,862    $185,556     $206,065     $    --       $  564,483
Inter-segment net sales............     2,343         542       13,704          --               --
Gross margin.......................    97,596      40,280        2,843          --          140,719
Operating income (loss)............    73,515      39,472         (473)    (15,611)          96,903

                                                    THREE MONTHS ENDED JUNE 30, 1998
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $158,892    $228,427     $273,123     $    --       $  660,442
Inter-segment net sales............     2,493         573       17,571          --               --
Gross margin.......................    91,933      56,084       38,614          --          186,631
Operating income (loss)............    66,340      56,741       34,037     (10,209)         146,909

                                                     SIX MONTHS ENDED JUNE 30, 1999
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $319,906    $392,166     $401,752     $    --       $1,113,824
Inter-segment net sales............     6,279       1,175       24,974          --               --
Gross margin.......................   177,809      81,845        3,106          --          262,760
Operating income (loss)............   128,418      81,035       (6,883)    (30,690)         171,880

                                                     SIX MONTHS ENDED JUNE 30, 1998
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $304,888    $449,990     $489,376     $    --       $1,244,254
Inter-segment net sales............     6,722         953       35,606          --               --
Gross margin.......................   176,282     103,050       57,972          --          337,304
Operating income (loss)............   129,588     103,233       47,409     (23,531)         256,699

     The following information has been prepared on a nutrient basis (the phosphate products produced at Geismar are included with phosphate data rather than nitrogen).

NUTRIENT BASIS

                                                        THREE MONTHS ENDED JUNE 30, 1999
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $172,862    $207,512     $184,109     $  564,483
Gross margin..................................    97,596      43,715         (592)       140,719

                                                        THREE MONTHS ENDED JUNE 30, 1998
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $158,892    $251,225     $250,325     $  660,442
Gross margin..................................    91,933      60,821       33,877        186,631

                                                         SIX MONTHS ENDED JUNE 30, 1999
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $319,906    $438,290     $355,628     $1,113,824
Gross margin..................................   177,809      89,387       (4,436)       262,760

                                                         SIX MONTHS ENDED JUNE 30, 1998
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $304,888    $496,716     $442,650     $1,244,254
Gross margin..................................   176,282     112,949       48,073        337,304

7.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

     A description of certain significant differences between Canadian GAAP and US GAAP follows:

     Marketable securities: The Company's investment in Israel Chemicals Ltd. ("ICL") is stated at cost. US GAAP would require that this investment be classified as available-for-sale and be stated at market value.

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

     Comprehensive income: Comprehensive income is not recognized under Canadian GAAP. US GAAP would require the recognition of comprehensive income.

     In 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company has decided to continue to apply APB Opinion 25 for measurement of compensation of employees.

     The application of US GAAP, as described above, would have had no effects on net income or net income per share and the following approximate effects on total assets and shareholders' equity:

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Total assets as reported -- Canadian GAAP...................  $4,388,916      $4,534,257
Item increasing reported total assets:
  Available-for-sale security (unrealized holding gain).....      39,045          14,906
                                                              ----------      ----------
Approximate total assets -- US GAAP.........................  $4,427,961      $4,549,163
                                                              ==========      ==========

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1999            1998
                                                                -----------    ------------
                                                                (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP.....    $2,529,496      $2,453,761
Item increasing reported shareholders' equity:
  Other comprehensive income, net of tax....................        23,427           8,944
                                                                ----------      ----------
Approximate shareholders' equity -- US GAAP.................    $2,552,923      $2,462,705
                                                                ==========      ==========

8.   ACQUISITION OF MINERA YOLANDA S.C.M.

     On July 1, 1999, the Company acquired all of the outstanding shares of Minera Yolanda S.C.M. for $35,957 (subject to adjustment). Subsequent to the acquisition, the name Minera Yolanda S.C.M. was changed to PCS Yumbes S.C.M. The acquisition will be accounted for by the purchase method of accounting.

9.   COMPARATIVE FIGURES

     Certain of the prior period's figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared on a nutrient basis (the phosphate products produced at Geismar are included with phosphate data rather than nitrogen) rather than a subsidiary or business segment basis (see Note 6 to the unaudited consolidated financial statements) and with reference to the unaudited consolidated financial statements reported under Canadian GAAP.

  Second Quarter

                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                  --------------------     INCREASE
                                                    1999        1998      (DECREASE)    % CHANGE
($000'S)                                          --------    --------    ----------    --------
Net Sales
  North American................................  $393,281    $477,725     $(84,444)      (18)
  Offshore......................................   171,202     182,717      (11,515)       (6)
                                                  --------    --------     --------       ---
                                                  $564,483    $660,442     $(95,959)      (15)
                                                  ========    ========     ========       ===
Gross Margin....................................  $140,719    $186,631     $(45,912)      (25)
                                                  ========    ========     ========       ===
Operating Income................................  $ 96,903    $146,909     $(50,006)      (34)
                                                  ========    ========     ========       ===
Net Income......................................  $ 61,790    $ 89,117     $(27,327)      (31)
                                                  ========    ========     ========       ===
Earnings per Share (dollars)....................  $   1.14    $   1.64     $  (0.50)      (31)
                                                  ========    ========     ========       ===

     In the second quarter of 1999, an increase in net sales revenue in potash of $14.0 million was more than offset by decreases in phosphate and nitrogen net sales revenue of $43.7 million and $66.3 million, respectively, resulting in a net decrease of $96.0 million in net sales revenue as compared to the second quarter of 1998.

     North American net sales revenue for the second quarter of 1999 represented 70 percent (1998 -- 72 percent) of total net sales revenue and offshore sales represented 30 percent (1998 -- 28 percent).

     Gross margin for potash products was $97.6 million (an increase of $5.7 million from second quarter 1998); for phosphate products $43.7 million (a decrease of $17.1 million from 1998); and for nitrogen products a negative $0.6 million (a decrease of $34.5 million from 1998).

     The decrease in net income of $27.3 million compared to the second quarter of 1998 was primarily attributable to: a $45.9 million reduction in gross margin and a $5.1 million reduction in other income, which were partially offset by a $1.0 million decrease in provincial mining and other taxes, a $4.9 million decrease in interest expense and a $17.7 million reduction in income taxes.

  Year to Date

                                                  SIX MONTHS ENDED
                                                      JUNE 30
                                              ------------------------     INCREASE
                                                 1999          1998       (DECREASE)    % CHANGE
($000'S)                                      ----------    ----------    ----------    --------
Net Sales
  North American............................  $  811,417    $  903,080    $ (91,663)      (10)
  Offshore..................................     302,407       341,174      (38,767)      (11)
                                              ----------    ----------    ---------       ---
                                              $1,113,824    $1,244,254    $(130,430)      (10)
                                              ==========    ==========    =========       ===
Gross Margin................................  $  262,760    $  337,304    $ (74,544)      (22)
                                              ==========    ==========    =========       ===
Operating Income............................  $  171,880    $  256,699    $ (84,819)      (33)
                                              ==========    ==========    =========       ===
Net Income..................................  $  101,307    $  152,126    $ (50,819)      (33)
                                              ==========    ==========    =========       ===
Earnings per Share (dollars)................  $     1.87    $     2.81    $   (0.94)      (33)
                                              ==========    ==========    =========       ===

     In the first half of 1999, an increase in net sales revenue in potash of $15.0 million was more than offset by decreases in phosphate and nitrogen net sales revenue of $58.4 million and $87.0 million, respectively, resulting in a net decrease of $130.4 million in net sales revenue as compared to the first half of 1998.

     North American net sales revenue for the first six months of 1999 represented 73 percent (1998 -- 73 percent) of total net sales revenue and offshore sales represented 27 percent (1998 -- 27 percent).

     Gross margin for potash products was $177.8 million (an increase of $1.5 million from first half 1998); for phosphate products $89.4 million (a decrease of $23.5 million from 1998); and for nitrogen products a negative $4.4 million (a decrease of $52.5 million from 1998).

     The decrease in net income of $50.8 million compared to the first half of 1998 was primarily attributable to: a reduction in gross margin of $74.5 million, a decrease in other income of $7.9 million and an increase in provincial mining and other taxes of $2.9 million, which were partially offset by a $10.0 million decrease in interest expense and a $24.0 million reduction in income taxes.

POTASH REVENUE

  Second Quarter

                                        THREE MONTHS ENDED JUNE 30
                                  ---------------------------------------
                                      1999 SALES           1998 SALES             $000'S            TONNES (000'S)
NET SALES                         ------------------   ------------------   -------------------   -------------------
                                             TONNES               TONNES     INCREASE      %       INCREASE      %
                                   $000'S    (000'S)    $000'S    (000'S)   (DECREASE)   CHANGE   (DECREASE)   CHANGE
                                  --------   -------   --------   -------   ----------   ------   ----------   ------
North American..................  $ 61,460      704    $ 54,243      634     $ 7,217       13         70         11
Offshore........................   111,402    1,218     104,649    1,246       6,753        6        (28)        (2)
                                  --------    -----    --------    -----     -------       --        ---         --
                                  $172,862    1,922    $158,892    1,880     $13,970        9         42          2
                                  ========    =====    ========    =====     =======       ==        ===         ==

     Gross margin for potash products in the second quarter of 1999 was $97.6 million (1998 -- $91.9 million) or 69 percent (1998 -- 49 percent) of consolidated gross margin.

     Potash prices in the offshore market rose 9 percent as compared to the second quarter of 1998 due primarily to higher contract prices in China, Japan and Korea.

     North American potash prices increased by 2 percent as compared to the second quarter of 1998 due to the partial success of price increases that were introduced during the first quarter of 1999.

     Offshore sales volumes were down 2 percent as compared to second quarter 1998. Sales volumes to Brazil were down primarily due to credit conditions in that country, but this decrease was partially offset by increased sales to Europe, Indonesia, Japan and Korea.

     North American sales volumes increased 11 percent from second quarter 1998 levels due in part to the additional granular product available from PCS Cassidy Lake. In the North American market, the 0.704 million tonnes sales volumes for the second quarter were sourced as follows: 0.660 million tonnes (1998 -- 0.558 million tonnes) came from Saskatchewan, 0.031 million tonnes (1998 -- 0.060 million tonnes) from New Brunswick and 0.013 million tonnes (1998 -- 0.016 million tonnes) from Utah.

     Offshore net sales revenue from potash represented 64 percent (1998 -- 66 percent) of the Company's potash net sales revenue. Higher offshore prices resulted in a $7.5 million increase in offshore potash net sales revenue. This was offset by a reduction in net sales revenue of $0.7 million due to reduced sales volumes. In the offshore market, 0.950 million tonnes (1998 -- 1.087 million tonnes) were sold through Canpotex and the remaining 0.268 million tonnes (1998 -- 0.159 million tonnes) were produced by PCS New Brunswick and sold and delivered by PCS Sales.

     North American net sales revenue from potash operations represented 36 percent (1998 -- 34 percent) of the Company's potash net sales revenue. Higher North American potash sales volumes resulted in a $5.2 million increase in North American potash net sales revenue over second quarter 1998. This was combined with an increase in net sales revenue of $2.0 million due to a 2 percent increase in sales prices.

  Year to Date

                                         SIX MONTHS ENDED JUNE 30
                                  ---------------------------------------
                                      1999 SALES           1998 SALES             $000'S            TONNES (000'S)
NET SALES                         ------------------   ------------------   -------------------   -------------------
                                             TONNES               TONNES     INCREASE      %       INCREASE      %
                                   $000'S    (000'S)    $000'S    (000'S)   (DECREASE)   CHANGE   (DECREASE)   CHANGE
                                  --------   -------   --------   -------   ----------   ------   ----------   ------
North American..................  $132,070    1,548    $114,105    1,378     $17,965       16         170        12
Offshore........................   187,836    2,115     190,783    2,265      (2,947)      (2)       (150)       (7)
                                  --------    -----    --------    -----     -------       --        ----        --
                                  $319,906    3,663    $304,888    3,643     $15,018        5          20         1
                                  ========    =====    ========    =====     =======       ==        ====        ==

     Gross margin for potash products in the first half of 1999 was $177.8 million (1998 -- $176.3 million) or 68 percent (1998 -- 52 percent) of consolidated gross margin.

     Potash prices in the offshore market rose 5 percent as compared to the first half of 1998 primarily due to higher contract prices in China, Japan and Korea.

     North American potash prices increased by 3 percent as compared to the first half of 1998 due to the partial success of price increases that were introduced during 1999.

     Offshore sales volumes were down 7 percent as compared to first half 1998. The decrease from first half 1998 was primarily due to lower sales to Brazil due to credit conditions in that country.

     North American sales volumes increased 12 percent from first half 1998 levels due in part to the additional granular product available from PCS Cassidy Lake. In the North American market, the 1.548 million tonnes sales volumes for the first half were sourced as follows: 1.479 million tonnes (1998 -- 1.240 million tonnes) came from Saskatchewan, 0.039 million tonnes (1998 -- 0.108 million tonnes) from New Brunswick and 0.030 million tonnes (1998 -- 0.030 million tonnes) from Utah.

     Offshore net sales revenue from potash represented 59 percent (1998 -- 63 percent) of the Company's potash net sales revenue. Higher offshore prices resulted in a $9.2 million increase in offshore potash net sales revenue. This was offset by a reduction in net sales revenue of $12.1 million due to reduced sales volumes (which was primarily due to lower sales to Brazil). In the offshore market, 1.796 million tonnes (1998 -- 1.950 million tonnes) were sold through Canpotex and the remaining 0.319 million tonnes (1998 -- 0.315 million tonnes) were produced by PCS New Brunswick and sold and delivered by PCS Sales.

     North American net sales revenue from potash operations represented 41 percent (1998 -- 37 percent) of the Company's potash net sales revenue. Higher North American potash sales volumes resulted in a $12.4 million increase in North American potash net sales revenue over first half 1998. This was combined with an increase in net sales revenue of $5.6 million due to a 3 percent increase in sales prices.

PHOSPHATE REVENUE

  Second Quarter

                                        THREE MONTHS ENDED JUNE 30
                                  ---------------------------------------
                                      1999 SALES           1998 SALES             $000'S            TONNES (000'S)
NET SALES                         ------------------   ------------------   -------------------   -------------------
                                             TONNES               TONNES     INCREASE      %       INCREASE      %
                                   $000'S    (000'S)    $000'S    (000'S)   (DECREASE)   CHANGE   (DECREASE)   CHANGE
                                  --------   -------   --------   -------   ----------   ------   ----------   ------
Liquids.........................  $ 75,223     341     $ 91,499      421     $(16,276)    (18)        (80)      (19)
Solids..........................    67,186     364       88,730      466      (21,544)    (24)       (102)      (22)
Feed supplements................    46,359     187       48,437      188       (2,078)     (4)         (1)       (1)
Industrial products.............    18,753      49       22,391       62       (3,638)    (16)        (13)      (21)
Phosphate rock..................        (9)     --          168        3         (177)     --          (3)       --
                                  --------     ---     --------    -----     --------     ---        ----       ---
                                  $207,512     941     $251,225    1,140     $(43,713)    (17)       (199)      (17)
                                  ========     ===     ========    =====     ========     ===        ====       ===
North American..................  $158,294     661     $190,790      804     $(32,496)    (17)       (143)      (18)
Offshore........................    49,218     280       60,435      336      (11,217)    (19)        (56)      (17)
                                  --------     ---     --------    -----     --------     ---        ----       ---
                                  $207,512     941     $251,225    1,140     $(43,713)    (17)       (199)      (17)
                                  ========     ===     ========    =====     ========     ===        ====       ===

     Gross margin for phosphate products for second quarter 1999 was $43.7 million (1998 -- $60.8 million) or 31 percent (1998 -- 33 percent) of consolidated gross margin.

     With the exception of industrial products (the price of which increased 8 percent primarily due to changes in sales mix), phosphate prices in the North American market decreased marginally as compared to second quarter 1998.

     Liquid phosphate prices in the offshore markets were down 5 percent over second quarter 1998, primarily due to lower contract prices in the offshore markets. Offshore prices of solid phosphate decreased by 4 percent over second quarter 1998, primarily due to delays in fertilizer subsidies in India. The offshore price of feed supplements, affected by the currency devaluations and financial difficulties in Asian countries, decreased by 9 percent over the same period.

     Overall, North American phosphate sales volumes declined 18 percent as compared to second quarter 1998. This was primarily due to a combination of weather conditions and lower grain prices which led to lower volumes being applied. North American solid phosphate sales volumes decreased by 28 percent while liquid sales volumes declined 12 percent. North American sales volumes of industrial products decreased by 22 percent primarily due to higher US imports, while feed supplement sales volumes were down 9 percent principally due to a turnaround at a significant customer's plant.

     Liquid and solid offshore sales volumes decreased by 38 percent and 13 percent, respectively, compared to second quarter 1998. Solid volumes were lower primarily due to delays in government subsidies in India. Liquid volumes were affected by the currency devaluation and credit conditions in Brazil. Offshore feed supplement sales volumes increased 58 percent in the same period primarily due to increased volumes sold in Asia and South America.

     North American phosphate net sales revenue accounted for 76 percent
(1998 -- 76 percent) of total phosphate net sales revenue and 70 percent
(1998 -- 71 percent) of sales volumes. Offshore sales accounted for 24 percent (1998 -- 24 percent) of total phosphate net sales revenue and 30 percent
(1998 -- 29 percent) of volumes. In the second quarter of 1999, 43 percent (1998 -- 37 percent) of the Company's total phosphate net sales revenue was earned from non-fertilizer products, which represented 36 percent (1998 -- 31 percent) of its phosphate sales volumes and 56 percent (1998 -- 43 percent) of its gross margin.

  Year to Date

                                         SIX MONTHS ENDED JUNE 30
                                  ---------------------------------------
                                      1999 SALES           1998 SALES             $000'S            TONNES (000'S)
NET SALES                         ------------------   ------------------   -------------------   -------------------
                                             TONNES               TONNES     INCREASE      %       INCREASE      %
                                   $000'S    (000'S)    $000'S    (000'S)   (DECREASE)   CHANGE   (DECREASE)   CHANGE
                                  --------   -------   --------   -------   ----------   ------   ----------   ------
Liquids.........................  $161,372      706    $176,253      799     $(14,881)     (8)        (93)      (12)
Solids..........................   149,177      801     180,179      953      (31,002)    (17)       (152)      (16)
Feed supplements................    89,456      362      94,821      372       (5,365)     (6)        (10)       (3)
Industrial products.............    38,238      100      45,140      122       (6,902)    (15)        (22)      (18)
Phosphate rock..................        47        1         323        4         (276)     --          (3)       --
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                  $438,290    1,970    $496,716    2,250     $(58,426)    (12)       (280)      (12)
                                  ========    =====    ========    =====     ========     ===        ====       ===
North American..................  $344,806    1,457    $378,215    1,598     $(33,409)     (9)       (141)       (9)
Offshore........................    93,484      513     118,501      652      (25,017)    (21)       (139)      (21)
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                  $438,290    1,970    $496,716    2,250     $(58,426)    (12)       (280)      (12)
                                  ========    =====    ========    =====     ========     ===        ====       ===

     Gross margin for phosphate products for first half 1999 was $89.4 million (1998 -- $112.9 million) or 34 percent (1998 -- 33 percent) of consolidated gross margin.

     Overall, phosphate prices in the North American market were flat as compared to first half 1998.

     In the offshore markets, overall phosphate prices were flat as compared to second half 1998. Liquid phosphate prices were up 2 percent over first half 1998 and prices of solid phosphates were flat. The offshore price of feed supplements, affected by the currency devaluations and financial difficulties in Asian countries, decreased by 9 percent over the same period.

     Overall, North American phosphate sales volumes were down 9 percent as compared to first half 1998. This was primarily due to a combination of weather conditions and lower grain prices which led to lower volumes being applied. North American solid phosphate sales volumes decreased by 10 percent while liquid sales volumes declined 6 percent. North American sales volumes of industrial products decreased by 17 percent primarily due to higher US imports while feed supplement sales volumes were down 8 percent principally due to reduced livestock numbers and increased competition from meat and bone meal.

     Liquid and solid offshore sales volumes decreased by 29 percent and 24 percent, respectively, compared to first half 1998. Solid volumes were lower primarily due to delays in government subsidies in India. Liquid volumes were affected by the currency devaluation and credit conditions in Brazil. Offshore feed supplement sales volumes increased 30 percent in the same period.

     North American phosphate net sales revenue accounted for 79 percent
(1998 -- 76 percent) of total phosphate net sales revenue and 74 percent
(1998 -- 71 percent) of sales volumes. Offshore sales accounted for 21 percent (1998 -- 24 percent) of total phosphate net sales revenue and 26 percent
(1998 -- 29 percent) of volumes. In the first half of 1999, 40 percent
(1998 -- 37 percent) of the Company's total phosphate net sales revenue was earned from non-fertilizer products, which represented 34 percent (1998 -- 31 percent) of its phosphate sales volumes and 53 percent (1998 -- 45 percent) of its gross margin.

NITROGEN REVENUE

  Second Quarter

     Sales volumes of Other nitrogen products for 1999 and 1998 include tonnes for the by-product carbon dioxide.

                                        THREE MONTHS ENDED JUNE 30
                                  ---------------------------------------
                                      1999 SALES           1998 SALES             $000'S            TONNES (000'S)
NET SALES                         ------------------   ------------------   -------------------   -------------------
                                             TONNES               TONNES     INCREASE      %       INCREASE      %
                                   $000'S    (000'S)    $000'S    (000'S)   (DECREASE)   CHANGE   (DECREASE)   CHANGE
                                  --------   -------   --------   -------   ----------   ------   ----------   ------
Ammonia.........................  $ 58,029      543    $ 56,567      386     $  1,462       3         157        41
Urea............................    46,297      414      66,093      442      (19,796)    (30)        (28)       (6)
Nitrogen solutions..............    40,292      558      70,158      889      (29,866)    (43)       (331)      (37)
Other nitrogen products.........    31,222      584      36,452      585       (5,230)    (14)         (1)       --
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                   175,840    2,099     229,270    2,302      (53,430)    (23)       (203)       (9)
Purchased products..............     8,269       85      21,055      133      (12,786)    (61)        (48)      (36)
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                  $184,109    2,184    $250,325    2,435     $(66,216)    (26)       (251)      (10)
                                  ========    =====    ========    =====     ========     ===        ====       ===
North American..................  $173,527    1,952    $232,692    2,164     $(59,165)    (25)       (212)      (10)
Offshore........................    10,582      232      17,633      271       (7,051)    (40)        (39)      (14)
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                  $184,109    2,184    $250,325    2,435     $(66,216)    (26)       (251)      (10)
                                  ========    =====    ========    =====     ========     ===        ====       ===

     In the second quarter of 1999, gross margin for nitrogen products was a negative $0.6 million (1998 -- positive $33.9 million) or 0 percent (1998 -- 18 percent) of consolidated gross margin.

     The continued absence of China from offshore urea markets and reduced cash production costs for Former Soviet Union ("FSU") producers due to lower gas prices and currency weakness in the FSU countries continued to put pressure on offshore prices. Offshore urea prices were down 22 percent and ammonia prices down 32 percent when compared to second quarter 1998.

     Falling offshore nitrogen prices resulted in lower North American prices as well. On an overall basis, North American prices for manufactured products declined 15 percent as compared to the second quarter of 1998.

     North American sales volumes of manufactured products decreased 8 percent on an overall basis over second quarter 1998. Sales volume increases were as follows: urea 6 percent and ammonia 39 percent. The increase in urea sales volumes was primarily due to the Company focusing on the North American market where prices were somewhat stronger. The increased sales volumes of ammonia were primarily due to the new facility in Trinidad as these tonnes replace product previously purchased by the Company (purchased ammonia sales volumes decreased 36 percent in the same period). Sales volumes for nitrogen solutions were down 37 percent due to the combination of fewer acres planted to corn and more to soybeans, low grain prices and early spring ammonia application. Sales volumes of other nitrogen products were flat over the same period.

     Offshore sales volumes for manufactured products, on an overall basis, were down 14 percent as compared to the second quarter of 1998. Offshore sales volumes of urea declined 43 percent as compared to the second quarter of 1998, as the Company chose to focus its sales on the North American market where prices were somewhat stronger.

     The Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market. Non-fertilizer products represented 44 percent (1998 -- 35 percent) of nitrogen sales volumes, 42 percent (1998 -- 33 percent) of net sales revenue and 100 percent
(1998 -- 100 percent) of positive gross margin.

     North American net sales revenue for the second quarter of 1999 accounted for 94 percent (1998 -- 93 percent) of the total nitrogen net sales revenue.

  Year to Date

     Sales volumes of Other nitrogen products for 1999 and 1998 include tonnes for the by-product carbon dioxide.

                                         SIX MONTHS ENDED JUNE 30
                                  ---------------------------------------
                                      1999 SALES           1998 SALES             $000'S            TONNES (000'S)
NET SALES                         ------------------   ------------------   -------------------   -------------------
                                             TONNES               TONNES     INCREASE      %       INCREASE      %
                                   $000'S    (000'S)    $000'S    (000'S)   (DECREASE)   CHANGE   (DECREASE)   CHANGE
                                  --------   -------   --------   -------   ----------   ------   ----------   ------
Ammonia.........................  $106,553    1,056    $100,083      733     $  6,470       6         323        44
Urea............................    97,974      875     119,546      830      (21,572)    (18)         45         5
Nitrogen solutions..............    71,767    1,058     112,206    1,445      (40,439)    (36)       (387)      (27)
Other nitrogen products.........    61,312    1,147      70,222    1,125       (8,910)    (13)         22         2
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                   337,606    4,136     402,057    4,133      (64,451)    (16)          3        --
Purchased products..............    18,022      176      40,593      345      (22,571)    (56)       (169)      (49)
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                  $355,628    4,312    $442,650    4,478     $(87,022)    (20)       (166)       (4)
                                  ========    =====    ========    =====     ========     ===        ====       ===
North American..................  $334,541    3,844    $410,760    3,975     $(76,219)    (19)       (131)       (3)
Offshore........................    21,087      468      31,890      503      (10,803)    (34)        (35)       (7)
                                  --------    -----    --------    -----     --------     ---        ----       ---
                                  $355,628    4,312    $442,650    4,478     $(87,022)    (20)       (166)       (4)
                                  ========    =====    ========    =====     ========     ===        ====       ===

     For the first six months of 1999, gross margin for nitrogen products was a negative $4.4 million (1998 -- positive $48.1 million) or negative 2 percent (1998 -- positive 15 percent) of consolidated gross margin.

     The continued absence of China from offshore urea markets and reduced cash production costs for FSU producers due to lower gas prices and currency weakness in the FSU countries put pressures on offshore prices. Offshore urea prices were down 21 percent and ammonia prices down 22 percent when compared to first half 1998.

     Falling offshore nitrogen prices resulted in lower North American prices as well. On an overall basis, North American prices for manufactured products declined 15 percent as compared to the first half of 1998.

     North American sales volumes of manufactured products were flat on an overall basis as compared to first half 1998. Sales volume increases were as follows: urea 17 percent and ammonia 47 percent. The increase in urea sales volumes was primarily due to the Company focusing on the North American market where prices were somewhat stronger. The increased sales volumes of ammonia were primarily due to the new facility in Trinidad as these tonnes replace product previously purchased by the Company (purchased ammonia sales volumes decreased 48 percent in the same period). Sales volumes for nitrogen solutions were down 27 percent due to the combination of fewer acres planted to corn and more to soybeans, low grain prices and early spring ammonia application. Sales volumes of other nitrogen products were up 2 percent over the same period.

     Offshore sales volumes for manufactured products, on an overall basis, were down 7 percent as compared to the first half of 1998. Offshore sales volumes of urea declined 33 percent as compared to the first half of 1998, as the Company chose to focus its sales on the North American market where prices were somewhat stronger.

     The Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market. Non-fertilizer products represented 44 percent (1998 -- 39 percent) of nitrogen sales volumes, 43 percent (1998 -- 39 percent) of net sales revenue and 100 percent (1998 -- 86 percent) of positive gross margin.

     North American net sales revenue for the first six months of 1999 accounted for 94 percent (1998 -- 93 percent) of the total nitrogen net sales revenue.

COST OF GOODS SOLD

  Second Quarter

                                                           THREE MONTHS
                                                          ENDED JUNE 30
                                                          --------------     INCREASE       %
                                                          1999     1998     (DECREASE)    CHANGE
                                                          -----    -----    ----------    ------
Potash production (KCl) tonnage (000's).................  1,907    2,046       (139)        (7)
Phosphate production (P(2)0(5)) tonnage (000's).........    582      604        (22)        (4)
Nitrogen production (N) tonnage (000's).................    837      777         60          8

     Potash unit cost of sales increased 10 percent in the second quarter of 1999 compared to the same period in 1998, due primarily to lower production volumes and 7.4 more shutdown weeks.

     Overall, phosphate unit cost of sales increased by 4 percent compared to second quarter 1998 primarily due to the continuing difficult conditions in the ore body currently being mined in Aurora and higher sulphur costs (the unit cost of sulphur increased by 3 percent compared to second quarter 1998). These higher costs were partially offset by a reduction of 23 percent in the unit cost of ammonia.

     PCS Nitrogen reduced its per unit natural gas cost by 9 percent compared to 1998 primarily due to its gas contracts in Trinidad. Overall, the per unit cost of sales of manufactured product declined by 2 percent, primarily due to reduced gas costs.

     Depreciation and amortization expense was $51.2 million compared to $49.4 million in the second quarter of 1998, an increase of $1.8 million.

  Year to Date

                                                            SIX MONTHS
                                                          ENDED JUNE 30
                                                          --------------     INCREASE       %
                                                          1999     1998     (DECREASE)    CHANGE
                                                          -----    -----    ----------    ------
Potash production (KCl) tonnage (000's).................  3,630    4,042       (412)       (10)
Phosphate production (P(2)0(5)) tonnage (000's).........  1,117    1,165        (48)        (4)
Nitrogen production (N) tonnage (000's).................  1,721    1,535        186         12

     Potash unit cost of sales increased 10 percent in the first half of 1999 compared to the same period in 1998, due primarily to lower production volumes and 20.0 more shutdown weeks.

     Overall, phosphate unit cost of sales increased by 4 percent compared to first half 1998 primarily due to the continuing difficult conditions in the ore body currently being mined in Aurora. The unit cost of sulphur was flat compared to first half 1998 while the unit cost of ammonia decreased 20 percent.

     PCS Nitrogen reduced its per unit natural gas cost by 9 percent compared to 1998 primarily due to its gas contracts in Trinidad. Overall, the per unit cost of sales of manufactured product declined by 2 percent, primarily due to reduced gas costs.

     Depreciation and amortization expense was $100.3 million compared to $97.6 million in the first half of 1998, an increase of $2.7 million.

SELLING AND ADMINISTRATIVE

  Second Quarter

     Selling and administrative expenses were $28.4 million in the second quarter of 1999, unchanged from the comparable quarter in 1998.

  Year to Date

     Selling and administrative expenses were $57.8 million compared to $58.3 million in the first six months of 1998.

PROVINCIAL MINING AND OTHER TAXES

  Second Quarter

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold.

     Saskatchewan provincial mining and other taxes in the second quarter of 1999 were $22.9 million compared to $23.9 million in 1998, a decrease of $1.0 million. This decrease relates to the Potash Production Tax which decreased due to lower Saskatchewan-sourced sales in the second quarter of 1999 versus the comparable period in 1998.

     Saskatchewan corporate capital tax was $5.5 million, unchanged from the second quarter of 1998. Various other payments to the Province in the form of royalties and taxes totalled $4.0 million and are included in cost of goods sold.

  Year to Date

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold.

     Saskatchewan provincial mining and other taxes in the first half of 1999 were $47.7 million compared to $44.8 million in 1998, an increase of $2.9 million. Of this increase, $2.2 million relates to the Potash Production Tax which increased due to higher Saskatchewan-sourced sales in the first six months of 1999 versus the comparable period in 1998.

     Saskatchewan corporate capital tax was $11.2 million in the first half of 1999 compared to $10.5 million in first half 1998. Various other payments to the Province in the form of royalties and taxes totalled $8.3 million and are included in cost of goods sold.

INTEREST EXPENSE

  Second Quarter

     Interest expense in the second quarter of 1999 was $12.1 million compared to $17.0 million in 1998, a decrease of $4.9 million, due to a reduction of the weighted average long-term debt outstanding from $1.0 billion in the second quarter of 1998 to $748.0 million in 1999. The weighted average interest rate on the long-term debt outstanding was 6.2 percent in the second quarter of 1999 (1998 -- 6.4 percent).

  Year to Date

     Interest expense in the first half of 1999 was $27.2 million compared to $37.1 million in 1998, a decrease of $9.9 million, due to a reduction of the weighted average long-term debt outstanding from $1.1 billion in the first half of 1998 to $814.2 million in 1999. The weighted average interest rate on the long-term debt outstanding was 6.2 percent in the first half of 1999
(1998 -- 6.2 percent).

INCOME TAXES

  Second Quarter

     Income taxes for the second quarter were $23.1 million, compared to $40.8 million in 1998, a decrease of $17.7 million. The decrease was due to a combination of the reduction in income before income taxes and a reduction in the estimated annual income tax rate.

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense and earned depletion allowance, such taxes have not yet been payable. The Company expects to begin paying cash income taxes in respect of 1999.

     The Company's subsidiaries which operate in the United States are subject to US federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular federal cash income tax. However, they are subject to the Alternative Minimum Tax, which may be carried forward indefinitely as a credit to be applied against future regular income tax liabilities.

     Certain of the Company's nitrogen subsidiaries which operate in Trinidad are subject to Trinidad taxes.

     The effective consolidated tax rate for the second quarter of 1999 was 27 percent (1998 -- 31 percent) of income before income taxes, of which 4 percentage points (1998 -- 7 percentage points) represented current income taxes and 23 percentage points (1998 -- 24 percentage points) represented deferred income taxes. The reduction in the consolidated tax rate is due to a year-to-date adjustment to reflect lower than expected phosphate and nitrogen results.

  Year to Date

     Income taxes for the first six months were $43.4 million, compared to $67.5 million in 1998, a decrease of $24.1 million. The decrease was due to a combination of the reduction in income before income taxes and a reduction in the estimated annual income tax rate.

     PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. By virtue of deductions with respect to non-capital losses carried forward, capital cost allowance, Canadian development expense and earned depletion allowance, such taxes have not yet been payable. The Company expects to begin paying cash income taxes in respect of 1999.

     The Company's subsidiaries which operate in the United States are subject to US federal and state income taxes. By virtue of certain income tax deductions available, these subsidiaries are not currently subject to regular federal cash income tax. However, they are subject to the Alternative Minimum Tax, which may be carried forward indefinitely as a credit to be applied against future regular income tax liabilities.

     Certain of the Company's nitrogen subsidiaries which operate in Trinidad are subject to Trinidad taxes.

     The effective consolidated tax rate for the first half of 1999 was 30 percent (1998 -- 31 percent) of income before income taxes, of which 8 percentage points (1998 -- 7 percentage points) represented current income taxes and 22 percentage points (1998 -- 24 percentage points) represented deferred income taxes. The reduction in the rate is due to a year-to-date adjustment to reflect lower than expected phosphate and nitrogen results.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Cash provided by operating activities in the first half of 1999 was $270.5 million (1998 -- $340.7 million). The decrease of $70.2 million was primarily due to a decrease in net income of $50.8 million and a decrease in non-cash expenses charged against operating income (primarily deferred income taxes in the amount of $20.8 million).

     Cash used in investing activities was $43.1 million (1998 -- $51.8 million). The decrease of $8.7 million was primarily due to a reduction of additions to fixed assets of $18.4 million which was partially offset by an increase in additions to other assets of $9.7 million.

     Cash used in financing activities was $278.2 million (1998 -- $275.0 million), primarily to repay long-term debt and to pay dividends. The Company paid dividends of $13.4 million in the second quarter of 1999 (1998 -- $13.4 million).

     The Company has a syndicated credit facility which provides for unsecured advances of up to $925.0 million of which $145.0 million was outstanding at June 30, 1999. The Company has begun to substitute borrowings under a commercial paper program for the syndicated credit facility in order to reduce interest costs. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement.

     The Company believes that internally generated cash flow, supplemented as necessary by borrowings from existing financing sources, will be sufficient to meet the Company's anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 1999.

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

     The Company has a Year 2000 committee composed of executive and senior management to oversee and direct efforts to identify and resolve Year 2000 issues. The Company anticipated Year 2000 requirements for its corporate, potash and sales administrative systems in the early 1990s by implementing four-digit century standards. Testing to confirm compliance is complete in these areas. Based on testing and investigations to date the Company believes that these systems will not give rise to material Year 2000 problems. The phosphate subsidiary has completed the testing and installation of vendor-certified year 2000 compliant upgrades. The nitrogen subsidiary has completed compliant upgrades and implementation of its information systems except for one application. The application has been tested but requires an upgrade to the operating environment which is expected to be completed in the third quarter of 1999.

     Seventeen of the Company's production locations have completed their compliance. Compliance for the remaining four plants is scheduled for the third quarter of 1999 after their summer maintenance shutdowns.

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

     The Company is primarily utilizing internal resources to identify, upgrade and test its systems for Year 2000 compliance. This has not deferred any other material projects. The Company anticipates that these efforts will be completed by third quarter 1999 and that the total estimated costs will approximate $2.0 million. To date $1.3 million has been expended. The Company expects that the remaining estimated costs will be expended in the third quarter of 1999. These costs have been and are expected to continue to be financed from internally generated cash flows.

     At this time, the Company believes its most reasonably likely worst case scenario is that there may be temporary disruptions of power and/or gas transmission to certain of its plants and/or that there may be temporary disruptions of certain transportation services. In either case, the Company does not believe that these disruptions would have a material adverse effect on its results of operations or financial condition. This is principally due to the fact that inventory levels would be building in anticipation of the spring fertilizer season; fertilizer sales are seasonally low at the beginning of the year and the disruptions, if any, would be expected to be temporary.

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

     The effect of any increase in demand for fertilizer and non-fertilizer products will be offset to the degree that additional capacity comes on stream.

     Domestic potash sales volumes in the third quarter of 1999 are expected to be down from third quarter 1998, while prices are expected to be flat to down as compared to third quarter 1998 levels primarily due to the downward pressure on prices from new prices announced by a competitor. In the offshore market, prices realized are expected to be flat as compared to third quarter 1998, while volumes are expected to increase from 1998 levels due to continued strong sales to China. Overall, potash volumes are expected to be generally flat as compared to 1998.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter-over-quarter comparative basis. The Company is currently planning 27 shutdown weeks in the third quarter of 1999 as compared to 13 weeks in the same period in 1998, which is expected to adversely impact third quarter production costs. Expected higher gas costs in the third quarter will also have an unfavourable effect on production costs. Provincial mining and other taxes are expected to be lower (on a per tonne basis) than in the third quarter of 1998 due to fewer Saskatchewan-sourced sales.

     The decrease in ammonia prices is expected to favourably affect phosphate processing input costs on a year-over-year basis. PCS can use up to one-quarter of the ammonia it produces and sells as ammonia at its own phosphate plants. However, as compared to third quarter 1998 it is expected that there will be higher rock costs at Aurora due to the condition of the ore body currently being mined. While the ore grade is lower than historic norms, it is above that of other North American producers. It is expected that there will be some improvement in the rock condition at Aurora, while White Springs is expected to continue to provide low-cost rock. These increased costs, combined with lower prices, are expected to result in a lower gross margin for phosphate products as compared to the third quarter of 1998.

     In the near-term, prices for liquid and solid phosphates are expected to decline due to competitive pressures. Sales volumes on an overall basis are expected to be flat as compared to the third quarter of 1998, even though China and India are expected to continue their large volume purchases in DAP. Feed supplement and industrial product prices and sales volumes are expected to be flat as compared to third quarter 1998.

     Domestically, customers may delay their decisions about potash and phosphate purchases until the last minute, making fall demand in both products difficult to predict.

     Market prices for nitrogen products are expected to continue to deteriorate. The Company expects lower overall nitrogen prices in the third quarter even though there has been some rationalization of capacity in the industry through plant closures that were announced following the spring season.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. In the third quarter, these costs are expected to remain comparable to 1998 levels. As a flexible producer, PCS will continue to allocate its nitrogen and phosphate feed stock to production of the products that will most benefit results.

     In response to market conditions, the Company announced on August 12, 1999 plant closures and shutdowns in its phosphate and nitrogen operations which are expected to provide operating income savings of approximately $20 million annually.

     In nitrogen, the Clinton, Iowa plant with capacities of 238,000 tonnes for ammonia, 79,000 tonnes for ammonium nitrate and 163,000 tonnes for nitrogen solutions and the LaPlatte, Nebraska plant with capacities of 182,000 tonnes for ammonia and 436,000 tonnes for nitrogen solutions will be immediately shut down for an indefinite period. The Company is considering their permanent closure. There are 112 employees at Clinton and 118 at LaPlatte.

     In phosphate, the Saltville, Virginia feed plant and the Jacksonville, Florida terminal will be closed permanently. The Suwannee River Hemihydrate plant at White Springs, Florida will be closed indefinitely. Production at Saltville, which has a capacity of 78,000 tonnes and employs 49 people, will cease on August 31, 1999. Jacksonville employs nine people and the Hemi plant at White Springs approximately 40; both these closures were effective August 12, 1999.

     The Hemi plant closure reduces the Company's P(2)0(5) capacity by 110,000 tonnes which effectively removes 240,000 tonnes of annual DAP production from the market. The closure of the Jacksonville terminal consolidates the phosphate export distribution system through Morehead City, North Carolina, which serves global customers more efficiently and economically.

     Permanent closure of all the above assets would result in an asset write-down totalling approximately $37 million and additional one-time shutdown costs estimated at $20 million. The Company is currently reviewing the carrying value of all its nitrogen assets.

     Current business conditions, which continue to fluctuate, suggest that 1999 third quarter earnings for the Company (exclusive of any possible non-recurring charges) should be in the range of one-half of third quarter 1998 earnings.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to the period after June 30, 1999, are forward-looking statements subject to significant uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward looking statements, including, but not limited to, fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis and sales can be expected to shift from one period to another.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of June 30, 1999, the Company's estimated derivative commodity instruments market risk exposure was $32.7 million
(1998 -- $44.1 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 1999 through 2004, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

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

     In accordance with procedures established by the Uruguay Round Agreements Act, Commerce and the U.S. International Trade Commission initiated a "sunset" review of the suspended investigation on April 1, 1999. Since no domestic interested party filed a notice of intent to participate in the review within the deadline provided in its regulations, Commerce issued a notice automatically terminating the suspended dumping investigation effective January 1, 2000. The suspended investigation and the suspension agreement both will terminate on that date.

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. The complaint sought treble damages in an unspecified amount and other relief. PCS and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit on January 31, 1997. On May 7, 1999, the Eighth Circuit, in a two to one decision, issued an opinion reversing Judge Kyle's summary judgment decision in favor of the Company as well as several of the other defendants. On July 16, 1999, the Eighth Circuit granted defendants' petition for rehearing en banc and vacated the May 7, 1999 opinion of the three judge panel. Oral argument before the Eighth Circuit en banc is scheduled to occur on September 13, 1999.

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

     Insofar as the allegations of wrongdoing in the litigation relate to the Company, management of the Company, having consulted with legal counsel, believes that the allegations are without merit, that the Company has valid legal defenses and that the lawsuit will not have a material adverse effect on the Company. However, management of the Company cannot predict with certainty the outcome of the litigation.

GEISMAR FACILITY INVESTIGATION

     On May 11, 1999, execution of a search warrant issued by the United States District Court for the Middle District of Louisiana in connection with an investigation of environmental matters was commenced at the Geismar, Louisiana facility of PCS Nitrogen Fertilizer, L.P., a partnership of certain subsidiaries of PCS Nitrogen, Inc. ("PCS Nitrogen"). The execution of said warrant was concluded on May 12, 1999. Also on May 11, 1999, subpoenas issued by the same court in connection with a grand jury proceeding relating to the investigation were served at the Geismar facility and on PCS Nitrogen at its offices in Memphis, Tennessee. The investigation is at a preliminary stage and the Company is in the process of complying with the subpoenas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 6, 1999, the Company held an annual meeting (the "Meeting") of its shareholders.

     (b) At the Meeting, the Company's shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

                                                        FOR        WITHHELD
                                                     ----------    --------
Isabel Anderson....................................  38,832,444     58,991
Douglas J. Bourne..................................  38,832,435     59,000
Charles E. Childers................................  38,462,105    429,330
Denis J. Cote......................................  38,832,266     59,169
William J. Doyle...................................  38,832,651     58,784
Honourable Willard Z. Estey, Q.C...................  38,832,253     59,182
Dallas Howe........................................  38,832,760     58,675
Donald E. Phillips.................................  38,832,560     58,875
Paul J. Schoenals..................................  38,832,633     58,802
Daryl K. Seaman....................................  38,832,210     59,225
E. Robert Stromberg, Q.C...........................  38,832,521     58,914
Jack G. Vicq.......................................  38,832,748     58,687
Barrie A. Wigmore..................................  38,832,501     58,934
Paul S. Wise.......................................  38,832,362     59,073
Thomas J. Wright...................................  38,832,660     58,775

     (c) The Company's shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's shareholders; the results of the vote were: 38,800,629 shares for, 27,490 shares against and 36,695 shares withheld.

ITEM 5. OTHER INFORMATION

     None.

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(c)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(d)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(e)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(f)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificate of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(g)     Geismar Complex Services Agreement dated June 4, 1984,
          between Allied Corporation and Arcadian Corporation,
          incorporated by reference to Exhibit 10.4 to Arcadian
          Corporation's Registration Statement on Form S-1 (File No.
          33-34357).
10(h)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(i)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(l)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(m)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(n)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(o)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(p)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(q)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(r)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(s)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(x)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
          (File No. 333-19215) (the "Form S-8").
10(z)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Key Employees, incorporated by reference to
          Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
10(aa)    Short-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(w) to the
          Second Quarter 1997 Form 10-Q.
10(bb)    Long-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(x) to the
          Second Quarter 1997 Form 10-Q.
10(cc)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(dd)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
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

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

August 12, 1999
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                              Senior Vice President, General
                                              Counsel and Secretary

August 12, 1999
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                              Senior Vice President, Finance and
                                              Treasurer and Chief Financial
                                              Officer
                                            (Principal Financial and Accounting
                                              Officer)

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
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

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
10(c)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(d)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(e)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(f)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificate of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(g)     Geismar Complex Services Agreement dated June 4, 1984,
          between Allied Corporation and Arcadian Corporation,
          incorporated by reference to Exhibit 10.4 to Arcadian
          Corporation's Registration Statement on Form S-1 (File No.
          33-34357).
10(h)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(i)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(l)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(m)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
10(n)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(o)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(p)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(q)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(r)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(s)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(x)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, incorporated by reference to Exhibit 4(b) to the registrant's Post-effective Amendment No. 1 to Form S-8
          (File No. 333-19215) (the "Form S-8").
10(z)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Key Employees, incorporated by reference to
          Schedule D to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
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