Form 10-Q
period 1999-09-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 1999-11-10
CIK 855931

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As at October 31, 1999, Potash Corporation of Saskatchewan Inc. (the "Company") had 54,303,426 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30               SEPTEMBER 30
                                              ---------------------    ------------------------
                                                1999         1998         1999          1998
                                              ---------    --------    ----------    ----------
Net sales...................................  $ 453,578    $521,368    $1,567,402    $1,765,622
Cost of goods sold..........................    387,235     381,180     1,238,299     1,288,130
                                              ---------    --------    ----------    ----------
GROSS MARGIN................................     66,343     140,188       329,103       477,492
                                              ---------    --------    ----------    ----------
Selling and administrative..................     32,034      28,247        89,848        86,547
Provincial mining and other taxes...........     13,194      23,517        60,863        68,288
Provision for plant closures (Note 5).......     55,403          --        55,403            --
Provision for asset impairment (Note 6).....    525,118          --       525,118            --
Other income................................     (7,480)     (7,151)      (22,083)      (29,617)
                                              ---------    --------    ----------    ----------
                                                618,269      44,613       709,149       125,218
                                              ---------    --------    ----------    ----------
OPERATING (LOSS) INCOME.....................   (551,926)     95,575      (380,046)      352,274
INTEREST EXPENSE............................     12,954      15,831        40,110        52,940
                                              ---------    --------    ----------    ----------
(LOSS) INCOME BEFORE INCOME TAXES...........   (564,880)     79,744      (420,156)      299,334
INCOME TAXES (RECOVERY).....................    (40,636)     25,040         2,781        92,504
                                              ---------    --------    ----------    ----------
NET (LOSS) INCOME...........................  $(524,244)   $ 54,704      (422,937)      206,830
                                              =========    ========
RETAINED EARNINGS, BEGINNING OF PERIOD......                              889,676       680,356
DIVIDENDS...................................                              (39,894)      (38,817)
                                                                       ----------    ----------
RETAINED EARNINGS, END OF PERIOD............                           $  426,845    $  848,369
                                                                       ==========    ==========
NET (LOSS) INCOME PER SHARE (NOTE 7)........  $   (9.66)   $   1.01    $    (7.79)   $     3.82
                                              =========    ========    ==========    ==========
DIVIDENDS PER SHARE (NOTE 8)................  $    0.25    $   0.22    $     0.74    $     0.72
                                              =========    ========    ==========    ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $   23,265       $   67,971
  Accounts receivable.......................................      252,920          302,974
  Inventories (Note 4)......................................      354,137          364,397
  Prepaid expenses..........................................       37,232           38,839
                                                               ----------       ----------
                                                                  667,554          774,181
Property, plant and equipment...............................    2,867,741        3,003,443
Goodwill....................................................      110,117          559,621
Other assets................................................      210,712          197,012
                                                               ----------       ----------
                                                               $3,856,124       $4,534,257
                                                               ==========       ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................   $  379,074       $   94,940
  Accounts payable and accrued charges......................      359,649          349,684
  Current portion of long-term debt.........................          786              386
                                                               ----------       ----------
                                                                  739,509          445,010
Long-term debt..............................................      444,322          933,294
Deferred income tax liability...............................      402,675          417,853
Accrued post-retirement/post-employment benefits............      149,096          131,179
Accrued reclamation costs...................................      110,998          129,399
Other non-current liabilities and deferred credits..........       17,051           23,761
                                                               ----------       ----------
                                                                1,863,651        2,080,496
                                                               ----------       ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................    1,229,142        1,227,599
Contributed Surplus.........................................      336,486          336,486
Retained Earnings...........................................      426,845          889,676
                                                               ----------       ----------
                                                                1,992,473        2,453,761
                                                               ----------       ----------
                                                               $3,856,124       $4,534,257
                                                               ==========       ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
OPERATING ACTIVITIES
Net (loss) income...........................................  $(422,937)   $ 206,830
Items not affecting cash
  Depreciation and amortization.............................    148,205      145,810
  (Gain) loss on disposal of property, plant and
     equipment..............................................        (84)          45
  Provision for deferred income tax.........................    (12,251)      74,708
  Provision for post-retirement/post-employment benefits....      8,068        5,233
  Provision for plant closures..............................     28,953           --
  Provision for asset impairment............................    525,118           --
                                                              ---------    ---------
                                                                275,072      432,626
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................     50,123       66,255
  Inventories...............................................     12,702        5,219
  Prepaid expenses..........................................      1,645      (12,785)
  Accounts payable and accrued charges......................     (1,426)     (24,111)
  Current income taxes......................................     11,839          723
Accrued reclamation costs...................................    (20,200)      (5,737)
Other non-current liabilities and deferred credits..........     (2,592)      (1,291)
                                                              ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES.......................    327,163      460,899
                                                              ---------    ---------
INVESTING ACTIVITIES
Acquisition of Minera Yolanda S.C.M. (Note 3)...............    (36,943)          --
Additions to property, plant and equipment..................    (65,751)     (89,959)
Proceeds from disposal of property, plant and equipment.....      1,131        1,312
Additions to other assets...................................    (26,762)      (3,014)
                                                              ---------    ---------
CASH USED IN INVESTING ACTIVITIES...........................   (128,325)     (91,661)
                                                              ---------    ---------
CASH BEFORE FINANCING ACTIVITIES............................    198,838      369,238
                                                              ---------    ---------
FINANCING ACTIVITIES
Repayment of long-term obligations..........................   (489,327)    (325,739)
Proceeds from short-term debt...............................    284,134        5,982
Dividends...................................................    (39,894)     (38,817)
Issuance of shares..........................................      1,543       16,262
                                                              ---------    ---------
CASH USED IN FINANCING ACTIVITIES...........................   (243,544)    (342,312)
                                                              ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............    (44,706)      26,926
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     67,971        8,756
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  23,265    $  35,682
                                                              =========    =========
Supplemental cash flow disclosure
  Interest paid.............................................  $  38,584    $  46,221
  Income taxes paid.........................................  $   5,361    $  17,358

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These policies are consistent with accounting principles generally accepted in the United States ("US GAAP") except as outlined in Note 10.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. ("PCS") and its principal operating subsidiaries (the "Company" except to the extent the context otherwise requires):

     -- PCS Sales (Canada) Inc.
          -- PCS Sales (Iowa), Inc.
          -- PCS Sales (Indiana), Inc.
          -- Potash Corporation of Saskatchewan (Florida) Inc.
     -- Potash Corporation of Saskatchewan Transport Limited
     -- PCS Sales (USA), Inc.
     -- PCS Phosphate Company, Inc.
          -- Albright & Wilson Company (proportionately consolidated) -- White Springs Agricultural Chemicals, Inc.
     -- PCS Nitrogen, Inc.
          -- PCS Nitrogen Fertilizer, L.P.
          -- PCS Nitrogen Ohio, L.P.
          -- PCS Nitrogen Limited
          -- PCS Nitrogen Fertilizer Limited
          -- PCS Nitrogen Trinidad Limited
     -- PCS Cassidy Lake Company
     -- PCS Yumbes S.C.M.

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

3.   ACQUISITION OF MINERA YOLANDA S.C.M.

     On July 1, 1999, the Company acquired all of the outstanding shares of Minera Yolanda S.C.M. for cash of $37,000 (which was funded from operations). Minera Yolanda S.C.M. is a Chilean sodium nitrate and potassium nitrate producer which holds mining concessions on certain sodium nitrate reserves in the Atacama desert in northern Chile. Subsequent to the acquisition, the name Minera Yolanda S.C.M. was changed to PCS Yumbes S.C.M. ("PCS Yumbes").

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Yumbes have been included in the consolidated financial statements from July 1, 1999.

     Net assets acquired were:

Working capital.............................................  $   282
Property, plant and equipment and other assets..............   31,990
Deferred tax asset..........................................    6,370
                                                              -------
                                                               38,642
Long-term liabilities.......................................    1,642
                                                              -------
Net assets acquired.........................................   37,000
Less: cash acquired.........................................       57
                                                              -------
Net cash acquisition cost...................................  $36,943
                                                              =======

     Due to the fact that PCS Yumbes was not in full commercial production prior to the acquisition, no pro forma information is being provided.

4.   INVENTORIES

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1999             1998
                                                 -------------    ------------
                                                  (UNAUDITED)
Finished product...............................    $157,531         $176,908
Materials and supplies.........................     108,278          106,797
Raw materials..................................      41,585           58,471
Work in process................................      46,743           22,221
                                                   --------         --------
                                                   $354,137         $364,397
                                                   ========         ========

5.   PROVISION FOR PLANT CLOSURES

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, Iowa and LaPlatte, Nebraska; a phosphate feed plant at Saltville, Virginia; and a phosphate terminal at Jacksonville, Florida. The Clinton and LaPlatte closures result from these plants being high-cost producers due to their size and technology employed. Due to the high production costs these plants are unprofitable at both current and projected future prices. The closure of the Saltville plant is primarily due to higher transportation costs for raw materials and waste products which make this plant a high-cost production facility. The terminal at Jacksonville is being closed as the Company intends to solely utilize the more efficient terminal at Morehead City.

     The plants at Clinton and LaPlatte were indefinitely shutdown effective August 12, 1999. The decision to permanently close both facilities was made and announced on August 31, 1999. Dismantling of these plants will commence once the on-site inventory has been sold which is expected to be by year end. The dismantling procedures include decommissioning the ammonia storage, mothballing certain plant facilities and demolition of certain plant facilities. It is expected that the dismantling process will be completed at both plants by the end of 2000. Environmental procedures have commenced but cannot be completed until the dismantling of the plants is complete. These procedures include principally the cleaning of dismantled equipment and asbestos removal. Subsequent to the dismantling the Company will attempt to sell the plant sites. Annual expenditures for site security and other maintenance costs will approximate $400 until such time that the sites are disposed of. The contractual commitments relate to natural gas and hydrogen purchase contracts and electricity. The number of employees terminated as a result of these closures will be 155 hourly and 75 salaried, of which 91 have left the Company as of September 30, 1999. The majority of the remaining employees are expected to leave the Company during the last quarter of 1999. Eligible hourly employees will receive severance of two hundred dollars per year of service up to a maximum of 30 years service and the salaried employees will receive severance based on number of years of service. From January 1, 1999 to the date of closure, these plants incurred operating losses of approximately $12,000 (including depreciation and amortization of approximately $3,000).

     The phosphate feed plant at Saltville was closed effective September 1, 1999. This property may be sold or may be turned over to the municipal authorities. Annual expenditures for plant security and other maintenance costs until such time will approximate $154. The number of employees terminated as a result of this closure will be 49, of which 28 have left the Company as of September 30, 1999. Four employees will transfer to other facilities on January 1, 2000 and the remaining employees are expected to leave the Company during the last quarter of 1999. The employees are entitled to severance based on number of years of service. The severance payments will range from one to seven months' salary. From January 1, 1999 to the date of closure, this plant incurred operating losses of approximately $6,000 (including depreciation and amortization of approximately $400).

     The phosphate terminal at Jacksonville was closed effective August 15, 1999. Dismantling of the terminal and environmental remediation procedures have commenced and are expected to be completed by year end. The number of employees terminated as a result of this closure will be nine of which five will transfer to other facilities by the end of the year. The remaining employees are expected to leave during the last quarter of 1999. From January 1, 1999 to the date of closure, this terminal incurred operating losses of approximately $2,000 (including depreciation and amortization of approximately $800).

     The decision to close these facilities triggered an assessment of the fair value of these assets, with fair value being determined based on estimated sales proceeds less costs to sell.

     Charges associated with these closures are as follows:

                                                                  AMOUNT    RESERVE      BALANCE AT
                                                     PROVISION     PAID     UTILIZED    SEPTEMBER 30
                                                     ---------    ------    --------    ------------
Severance..........................................   $ 5,764     $  638      $ --        $ 5,126
Decommissioning....................................     2,902        529        --          2,373
Environmental remediation..........................     2,000         15        --          1,985
Contractual commitments............................    10,337        442        --          9,895
Non-cash parts inventory write-down................     5,447         --       254          5,193
Non-cash write-down of property, plant and
  equipment........................................    28,953         --        --         28,953
                                                      -------     ------      ----        -------
                                                      $55,403     $1,624      $254        $53,525
                                                      =======     ======      ====        =======

     Of the $55,403 provision, $50,253 pertains to the nitrogen business segment and $5,150 pertains to the phosphate business segment.

     After the write-down of the assets, the carrying amount of the remaining assets affected by the closures is $8,690.

     These closures will require cash expenditures of approximately $21,003 all of which is expected to be funded from operations. The majority of these expenditures are expected to be made by the end of 2000.

6.   PROVISION FOR ASSET IMPAIRMENT

     Due to operating losses primarily caused by reduced product prices and increased gas costs relative to certain current and expected future competitors, the Company assessed the recoverability of the tangible and intangible assets related to the nitrogen operations. The Company projected the undiscounted future net cash flows from use together with the residual value of these assets and determined that in certain cases they were less than the carrying amount. Third party forecasts of future nitrogen prices indicate that nitrogen prices will not reach the levels experienced in 1997 when the nitrogen operations were purchased. These circumstances are the primary cause of a permanent impairment in the value of certain nitrogen assets. Accordingly, the Company recorded a provision for asset impairment of $518,001, of which $438,498 relates to goodwill, and

$79,503 of which relates to property, plant and equipment at the Memphis, Tennessee plant. The provision for asset impairment for the nitrogen operations was calculated as the difference between the carrying amount and the undiscounted future net cash flows from use together with residual values. Estimates of such undiscounted future net cash flows from use together with residual values are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates.

     Due to a history of operating losses and a projection of continuing operating losses, the Company assessed the recoverability of the tangible and intangible assets related to the Florida Favorite Fertilizer ("FFF") operations. The Company estimated the undiscounted future net cash flows from use together with the residual value of these assets and determined that in certain cases they were less than the carrying amount. Accordingly, the Company recorded a provision for asset impairment of $7,117, of which $5,875 relates to property, plant and equipment primarily at the Lakeland, Florida and Moultrie, Georgia locations and $1,242 relates to intangibles. The provision for asset impairment for the FFF operations was calculated as the difference between third party sales offers and the carrying amount of the various properties. This provision relates to the phosphate business segment.

     These write downs will result in a reduction of amortization expense of approximately $11,700 and a reduction of depreciation expense of approximately $4,900 on an annualized basis.

7.   NET (LOSS) INCOME PER SHARE (EARNINGS (LOSS) PER SHARE)

     Net (loss) income per share for the year to date is calculated on the weighted average shares issued and outstanding during the nine months ended September 30, 1999 of 54,259,000 (1998 -- 54,155,000). Third quarter net (loss)
income per share is calculated on the weighted average shares issued and outstanding during the three months ended September 30, 1999 of 54,269,000 (1998 -- 54,235,000).

8.   DIVIDENDS

     Prior to June 30, 1999 the Company declared its dividends in Canadian dollars. Subsequent to July 1, 1999 the Company declared its dividends in United States dollars.

9.   SEGMENTED INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces with the exception of phosphate products produced at Geismar, which are included in the nitrogen business segment. Inter-segment net sales are made under terms which approximate market prices.

BUSINESS SEGMENT

                                               THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                            (UNAUDITED)
                                --------------------------------------------------------------------
                                  POTASH      PHOSPHATE      NITROGEN     ALL OTHERS    CONSOLIDATED
                                ----------    ----------    ----------    ----------    ------------
Net sales -- third party......  $  128,145    $  178,525    $  146,908     $     --      $  453,578
Inter-segment net sales.......       1,005           181        10,255           --              --
Gross margin..................      64,556        24,005       (22,218)          --          66,343
Provision for plant
  closures....................          --        (5,150)      (50,253)          --         (55,403)
Provision for asset
  impairment..................          --        (7,117)     (518,001)          --        (525,118)
Operating income (loss).......      50,474        10,799      (597,374)     (15,825)       (551,926)
Assets........................   1,049,803     1,358,868     1,278,124      169,329       3,856,124

                                               THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                            (UNAUDITED)
                                --------------------------------------------------------------------
                                  POTASH      PHOSPHATE      NITROGEN     ALL OTHERS    CONSOLIDATED
                                ----------    ----------    ----------    ----------    ------------
Net sales -- third party......  $  136,850    $  220,269    $  164,249     $     --      $  521,368
Inter-segment net sales.......       2,302           103        15,821           --              --
Gross margin..................      79,510        45,140        15,538           --         140,188
Operating income (loss).......      55,013        42,189        10,349      (11,976)         95,575

                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                            (UNAUDITED)
                                --------------------------------------------------------------------
                                  POTASH      PHOSPHATE      NITROGEN     ALL OTHERS    CONSOLIDATED
                                ----------    ----------    ----------    ----------    ------------
Net sales -- third party......  $  448,051    $  570,691    $  548,660     $     --      $1,567,402
Inter-segment net sales.......       7,284         1,356        35,229           --              --
Gross margin..................     242,365       105,850       (19,112)          --         329,103
Provision for plant
  closures....................          --        (5,150)      (50,253)          --         (55,403)
Provision for asset
  impairment..................          --        (7,117)     (518,001)          --        (525,118)
Operating income (loss).......     178,892        91,834      (604,257)     (46,515)       (380,046)
Assets........................   1,049,803     1,358,868     1,278,124      169,329       3,856,124

                                                NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                            (UNAUDITED)
                                --------------------------------------------------------------------
                                  POTASH      PHOSPHATE      NITROGEN     ALL OTHERS    CONSOLIDATED
                                ----------    ----------    ----------    ----------    ------------
Net sales -- third party......  $  441,738    $  670,259    $  653,625     $     --      $1,765,622
Inter-segment net sales.......       9,024         1,056        51,427           --              --
Gross margin..................     255,792       148,190        73,510           --         477,492
Operating income (loss).......     184,601       145,421        57,759      (35,507)        352,274

     The following information has been prepared on a nutrient basis (the phosphate products produced at Geismar are included with phosphate data rather than nitrogen).

NUTRIENT BASIS

                                                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $128,145    $199,206     $126,227     $  453,578
Gross margin..................................    64,556      25,094      (23,307)        66,343

                                                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $136,850    $244,982     $139,536     $  521,368
Gross margin..................................    79,510      48,132       12,546        140,188

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $448,051    $637,496     $481,855     $1,567,402
Gross margin..................................   242,365     114,481      (27,743)       329,103

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                   (UNAUDITED)
                                                -------------------------------------------------
                                                 POTASH     PHOSPHATE    NITROGEN    CONSOLIDATED
                                                --------    ---------    --------    ------------
Net sales -- third party......................  $441,738    $741,698     $582,186     $1,765,622
Gross margin..................................   255,792     161,081       60,619        477,492

10. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

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

     Provision for asset impairment: The provision for asset impairment under Canadian GAAP is measured based on the undiscounted cash flow from use together with the residual value of the asset. US GAAP would require that the provision for asset impairment be measured based on fair value, which resulted in additional write downs of property, plant and equipment and goodwill for US GAAP purposes.

     Provision for plant closures: The provision for plant closures under Canadian GAAP includes the non-cash parts inventory write down. US GAAP would require that this write down be included in selling and administrative expenses.

     In 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". As permitted under this statement, the Company has decided to continue to apply APB Opinion 25 for measurement of compensation of employees.

     The application of US GAAP, as described above, would have had the following approximate effects on net (loss) income, net (loss) income per share, total assets and shareholders' equity:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
                                            ------------------------    ------------------------
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
                                                  (UNAUDITED)                 (UNAUDITED)
Net (loss) income as reported -- Canadian
GAAP......................................  $ (524,244)   $   54,704    $ (422,937)   $  206,830
Items (increasing) decreasing reported net
  (loss) income
  Provision for asset impairment..........    (217,953)           --      (217,953)           --
  Deferred income taxes...................      50,590            --        50,590            --
                                            ----------    ----------    ----------    ----------
Approximate net (loss) income -- US GAAP..  $ (691,607)   $   54,704    $ (590,300)   $  206,830
                                            ==========    ==========    ==========    ==========
Weighted average shares outstanding -- US
  GAAP....................................  54,269,000    54,235,000    54,259,000    54,155,000
                                            ==========    ==========    ==========    ==========
Approximate net (loss) income per share --
  US GAAP.................................  $   (12.74)   $     1.01    $   (10.88)   $     3.82
                                            ==========    ==========    ==========    ==========

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Total assets as reported -- Canadian GAAP...................   $3,856,124       $4,534,257
Items increasing (decreasing) reported total assets:
  Available-for-sale security (unrealized holding gain).....       10,839           14,906
  Property, plant and equipment.............................     (168,632)              --
  Goodwill..................................................      (49,321)              --
                                                               ----------       ----------
Approximate total assets -- US GAAP.........................   $3,649,010       $4,549,163
                                                               ==========       ==========

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP.....   $1,992,473       $2,453,761
Items increasing (decreasing) reported shareholders' equity:
  Other comprehensive income, net of tax....................        6,503            8,944
  Provision for asset impairment............................     (217,953)              --
  Deferred income taxes.....................................       50,590               --
                                                               ----------       ----------
Approximate shareholders' equity -- US GAAP.................   $1,831,613       $2,462,705
                                                               ==========       ==========

11. COMPARATIVE FIGURES

     Certain of the prior period's figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared on a nutrient basis (the phosphate products produced at Geismar are included with phosphate data rather than nitrogen) rather than a subsidiary or business segment basis (see Note 9 to the unaudited consolidated financial statements) and with reference to the unaudited consolidated financial statements reported under Canadian GAAP.

OVERVIEW

Plant Closures and Provision for Asset Impairment

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, Iowa and LaPlatte, Nebraska; a phosphate feed plant at Saltville, Virginia; and a phosphate terminal at Jacksonville, Florida. The Clinton and LaPlatte closures result from these plants being high-cost producers due to their size and technology employed. Due to the high production costs, these plants are unprofitable at both current and projected future prices. The closure of the Saltville plant is primarily due to higher transportation costs for raw materials and waste products which make this plant a high-cost production facility. The terminal at Jacksonville is being closed as the Company intends to solely utilize the more efficient terminal at Morehead City.

     The plants at Clinton and LaPlatte were indefinitely shutdown effective August 12, 1999. The decision to permanently close both facilities was made and announced on August 31, 1999. Dismantling of these plants will commence once the on-site inventory has been sold which is expected to be by year end. The dismantling procedures include decommissioning the ammonia storage, mothballing certain plant facilities and demolition of certain plant facilities. It is expected that the dismantling process will be completed at both plants by the end of 2000. Environmental procedures have commenced but cannot be completed until the dismantling of the plants is complete. These procedures include principally the cleaning of dismantled equipment and asbestos removal. Subsequent to the dismantling the Company will attempt to sell the plant sites. Annual expenditures for site security and other maintenance costs will approximate $0.4 million until such time that the sites are disposed of. The contractual commitments relate to natural gas and hydrogen purchase contracts and electricity. The number of employees terminated as a result of these closures will be 155 hourly and 75 salaried, of which 91 have left the Company as of September 30, 1999. The majority of the remaining employees are expected to leave the Company during the last quarter of 1999. Eligible hourly employees will receive severance of two hundred dollars per year of service up to a maximum of 30 years service and the salaried employees will receive severance based on number of years of service. From January 1, 1999 to the date of closure, these plants incurred operating losses of approximately $12.0 million (including depreciation and amortization of approximately $3.0 million).

     The phosphate feed plant at Saltville was closed effective September 1, 1999. This property may be sold or may be turned over to the municipal authorities. Annual expenditures for plant security and other maintenance costs until such time will approximate $0.2 million. The number of employees terminated as a result of this closure will be 49, of which 28 have left the Company as of September 30, 1999. Four employees will transfer to other facilities on January 1, 2000 and the remaining employees are expected to leave the Company during the last quarter of 1999. The employees are entitled to severance based on number of years of service. The severance payments will range from one to seven months' salary. From January 1, 1999 to the date of closure, this plant incurred operating losses of approximately $6.0 million (including depreciation and amortization of approximately $0.4 million).

     The phosphate terminal at Jacksonville was closed effective August 15, 1999. Dismantling of the terminal and environmental remediation procedures have commenced and are expected to be completed by year end. The number of employees terminated as a result of this closure will be nine of which five will transfer to other facilities by the end of the year. The remaining employees are expected to leave during the last quarter of 1999. From January 1, 1999 to the date of closure, this terminal incurred operating losses of approximately $2.0 million (including depreciation and amortization of approximately $.08 million).

     The decision to close these facilities triggered an assessment of the fair value of these assets, with fair value being determined based on estimated sales proceeds less costs to sell.

     Charges associated with these closures are as follows (in thousands of US dollars):

                                                                  AMOUNT    RESERVE      BALANCE AT
                                                     PROVISION     PAID     UTILIZED    SEPTEMBER 30
                                                     ---------    ------    --------    ------------
Severance..........................................   $ 5,764     $  638      $ --        $ 5,126
Decommissioning....................................     2,902        529        --          2,373
Environmental remediation..........................     2,000         15        --          1,985
Contractual commitments............................    10,337        442        --          9,895
Non-cash parts inventory write-down................     5,447         --       254          5,193
Non-cash write-down of property, plant and
  equipment........................................    28,953         --        --         28,953
                                                      -------     ------      ----        -------
                                                      $55,403     $1,624      $254        $53,525
                                                      =======     ======      ====        =======

     Of the $55.4 million provision, $50.3 million pertains to the nitrogen business segment and $5.1 million pertains to the phosphate business segment.

     After the write down of the assets, the carrying amount of the remaining assets affected by the closures is $8.7 million.

     These closures will require cash expenditures of approximately $21.0 million all of which is expected to be funded from operations. The majority of these expenditures are expected to be incurred by the end of 2000.

     The closure of the nitrogen plants will result in an annualized reduction in production capacity of 420,000 tonnes of ammonia, 79,000 tonnes of ammonium nitrate and 599,000 tonnes of nitrogen solutions. Relative to 1998 annual production, these reductions are equivalent to 28 percent of domestic manufactured ammonia sales, 17 percent of ammonium nitrate sales and 28 percent of nitrogen solutions sales. The closure of the feed supplement plant at Saltville will result in an annual decrease of 78,000 tonnes of feed supplement sales, which is equivalent to 10 percent of 1998 annual sales. The annual pre-tax savings associated with these closures is expected to be approximately $20.0 million.

     The Company has also indefinitely closed the Suwannee River Hemihydrate plant and the Suwannee River plant DAP train. In total, these actions reduce the Company's P(2)O(5) output by 200,000 tonnes and its DAP production by 515,000 tonnes on an annual basis. Relative to 1998 annual production, these reductions are equivalent to 26 percent of DAP sales and 12 percent of liquid fertilizer sales. The annual pre-tax savings associated with these closures is expected to be approximately $7.5 million.

     Due to operating losses primarily caused by reduced product prices and increased gas costs relative to certain current and expected future competitors, the Company assessed the recoverability of the tangible and intangible assets related to the nitrogen operations. The Company projected the undiscounted future net cash flows from use together with the residual value of these assets and determined that in certain cases they were less than the carrying amount. Third party forecasts of future nitrogen prices indicate that nitrogen prices will not reach the levels experienced in 1997 when the nitrogen operations were purchased. These circumstances are the primary cause of a permanent impairment in the value of certain nitrogen assets. Accordingly, the Company recorded a provision for asset impairment of $518.0 million, of which $438.5 million relates to goodwill, and $79.5 million of which relates to property, plant and equipment at the Memphis, Tennessee plant. The provision for asset impairment for the nitrogen operations was calculated as the difference between the carrying amount and the undiscounted future net cash flows from use together with residual values. Estimates of such undiscounted future net cash flows from use together with residual values are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates.

     Due to a history of operating losses and a projection of continuing operating losses, the Company assessed the recoverability of the tangible and intangible assets related to the Florida Favorite Fertilizer ("FFF") operations. The Company estimated the undiscounted future net cash flows from use together with the residual value of these assets and determined that in certain cases they were less than the carrying amount. Accordingly, the Company recorded a provision for asset impairment of $7.1 million, of which $5.9 million relates to property, plant and equipment primarily at the Lakeland, Florida and Moultrie, Georgia locations and $1.2 million relates to intangibles. The provision for asset impairment for the FFF operations was calculated as the difference between third party sales offers and the carrying amount of the various properties.

     These write downs will result in a reduction of amortization expense of approximately $11.7 million and a reduction of depreciation expense of approximately $4.9 million on an annualized basis.

     Also during the third quarter the Company realized income of $0.9 million relating to the reversal of environmental accruals. The Company accrued $18.6 million relating to environmental liabilities at FFF and reversed $19.5 million of other environmental accruals relating to certain phosphate properties where remediation efforts were virtually completed and the full amount of the accrual was not required.

  Third Quarter

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30
                                                ---------------------     INCREASE
                                                  1999         1998      (DECREASE)    % CHANGE
($000'S)                                        ---------    --------    ----------    --------
Net Sales
  North American..............................  $ 287,754    $361,169    $ (73,415)        (20)
  Offshore....................................    165,824     160,199        5,625           4
                                                ---------    --------    ---------      ------
                                                $ 453,578    $521,368    $ (67,790)        (13)
                                                =========    ========    =========      ======
Gross Margin..................................  $  66,343    $140,188    $ (73,845)        (53)
                                                =========    ========    =========      ======
Provision for plant closures..................  $  55,403    $     --    $ (55,403)         --
                                                =========    ========    =========      ======
Provision for asset impairment................  $ 525,118    $     --    $(525,118)         --
                                                =========    ========    =========      ======
Operating (Loss) Income.......................  $(551,926)   $ 95,575    $(647,501)       (677)
                                                =========    ========    =========      ======
Net (Loss) Income.............................  $(524,244)   $ 54,704    $(578,948)     (1,058)
                                                =========    ========    =========      ======
(Loss) Earnings per Share (dollars)...........  $   (9.66)   $   1.01    $  (10.67)     (1,056)
                                                =========    ========    =========      ======

     In the third quarter of 1999, an increase in offshore net sales revenue was more than offset by lower domestic net sales revenue. Potash net sales revenue decreased $8.7 million, phosphate net sales revenue decreased by $45.8 million and nitrogen net sales revenue decreased by $13.3 million as compared to the third quarter of 1998.

     North American net sales revenue for the third quarter of 1999 represented 63 percent (1998 -- 69 percent) of total net sales revenue and offshore sales represented 37 percent (1998 -- 31 percent).

     Gross margin for potash products was $64.5 million (a decrease of $15.0 million from third quarter 1998); for phosphate products $25.1 million (a decrease of $23.0 million from 1998); and for nitrogen products a negative $23.3 million (a decrease of $35.9 million from the positive gross margin reported in 1998).

     The decrease from net income of $54.7 million in the third quarter of 1998 to a net loss of $524.2 million was primarily attributable to the provisions for plant closures and asset impairment of $580.5 million and a $73.8 million reduction in gross margin partially offset by a $65.7 million reduction in income taxes.

  Year to Date

                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                              ------------------------     INCREASE
                                                 1999          1998       (DECREASE)    % CHANGE
($000'S)                                      ----------    ----------    ----------    --------
Net Sales
  North American............................  $1,099,171    $1,264,249    $(165,078)       (13)
  Offshore..................................     468,231       501,373      (33,142)        (7)
                                              ----------    ----------    ---------       ----
                                              $1,567,402    $1,765,622    $(198,220)       (11)
                                              ==========    ==========    =========       ====
Gross Margin................................  $  329,103    $  477,492    $(148,389)       (31)
                                              ==========    ==========    =========       ====
Provision for plant closures................  $   55,403    $       --    $ (55,403)        --
                                              ==========    ==========    =========       ====
Provision for asset impairment..............  $  525,118    $       --    $(525,118)        --
                                              ==========    ==========    =========       ====
Operating (Loss) Income.....................  $ (380,046)   $  352,274    $(732,320)      (208)
                                              ==========    ==========    =========       ====
Net (Loss) Income...........................  $ (422,937)   $  206,830    $(626,767)      (307)
                                              ==========    ==========    =========       ====
(Loss) Earnings per Share (dollars).........  $    (7.79)   $     3.82    $  (11.61)      (304)
                                              ==========    ==========    =========       ====

     In the first nine months of 1999, an increase in net sales revenue in potash of $6.3 million was more than offset by decreases in phosphate and nitrogen net sales revenue of $104.2 million and $100.3 million, respectively, resulting in a net decrease of $198.2 million in net sales revenue as compared to the first nine months of 1998.

     North American net sales revenue for the first nine months of 1999 represented 70 percent (1998 -- 72 percent) of total net sales revenue and offshore sales represented 30 percent (1998 -- 28 percent).

     Gross margin for potash products was $242.3 million (a decrease of $13.4 million from the first nine months of 1998); for phosphate products $114.5 million (a decrease of $46.6 million from 1998); and for nitrogen products a negative $27.7 million (a decrease of $88.4 million from the positive gross margin reported in 1998).

     The decrease from net income of $206.8 million in the first nine months of 1998 to a net loss of $422.9 million was primarily attributable to the provisions for plant closures and asset impairment of $580.5 million and a reduction in gross margin of $148.4 million, which were partially offset by a $12.8 million decrease in interest expense and a $89.7 million reduction in income taxes.

POTASH REVENUE

  Third Quarter

                                THREE MONTHS ENDED SEPTEMBER 30
                           ------------------------------------------
                               1999 SALES             1998 SALES                $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
North American...........  $ 53,383       669     $ 66,375       780      $(12,992)     (20)        (111)       (14)
Offshore.................    74,762       780       70,475       739         4,287        6           41          6
                           --------     -----     --------     -----      --------      ---         ----        ---
                           $128,145     1,449     $136,850     1,519      $ (8,705)      (6)         (70)        (5)
                           ========     =====     ========     =====      ========      ===         ====        ===

     Gross margin for potash products in the third quarter of 1999 was $64.5 million (1998 -- 79.5 million) or 72 percent (1998 -- 57 percent) of positive consolidated gross margin.

     Potash prices in the offshore market were flat as compared to the third quarter of 1998.

     North American potash prices decreased by 6 percent as compared to the third quarter of 1998 due principally to lower prices implemented by a competitor.

     Offshore sales volumes were up 6 percent as compared to third quarter 1998. Increased sales volumes to India, Korea and Indonesia were partially offset by decreased sales to China, Malaysia and Japan. After a slow start, there was also some improvement in sales to the Brazilian market.

     North American sales volumes decreased 14 percent from third quarter 1998 levels as low grain prices continue to dampen fertilizer sales. In the North American market, the 0.669 million tonnes sales volumes for the third quarter were sourced as follows: 0.653 million tonnes (1998 -- 0.761 million tonnes) came from Saskatchewan, 0.002 million tonnes (1998 -- 0.003 million tonnes) from New Brunswick and 0.014 million tonnes (1998 -- 0.016 million tonnes) from Utah.

     Offshore net sales revenue from potash represented 58 percent (1998 -- 52 percent) of the Company's potash net sales revenue. Higher offshore sales volumes resulted in a $5.1 million increase in offshore potash net sales revenue. This was partially offset by a reduction in net sales revenue of $0.8 million due to reduced sales prices. In the offshore market, 0.570 million tonnes (1998 -- 0.604 million tonnes) were sold through Canpotex and the remaining 0.210 million tonnes (1998 -- 0.135 million tonnes) were produced by PCS New Brunswick and sold and delivered by PCS Sales.

     North American net sales revenue from potash operations represented 42 percent (1998 -- 48 percent) of the Company's potash net sales revenue. Lower North American potash sales volumes resulted in a $9.5 million decrease in North American potash net sales revenue over third quarter 1998. This was combined with a decrease in net sales revenue of $3.5 million due to a decrease in sales prices.

  Year to Date

                                 NINE MONTHS ENDED SEPTEMBER 30
                           ------------------------------------------
                               1999 SALES             1998 SALES                $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
North American...........  $185,453     2,216     $180,480     2,157       $4,973         3           59          3
Offshore.................   262,598     2,896      261,258     3,004        1,340         1         (108)        (4)
                           --------     -----     --------     -----       ------        --         ----        ---
                           $448,051     5,112     $441,738     5,161       $6,313         1          (49)        (1)
                           ========     =====     ========     =====       ======        ==         ====        ===

     Gross margin for potash products in the first nine months of 1999 was $242.4 million (1998 -- $255.8 million) or 68 percent (1998 -- 54 percent) of positive consolidated gross margin.

     Potash prices in the offshore market rose 4 percent as compared to the first nine months of 1998 primarily due to higher contract prices in China, Japan and Korea.

     North American potash prices were flat as compared to the first nine months of 1998.

     Offshore sales volumes were down 4 percent as compared to the first nine months of 1998. The decrease from the first nine months of 1998 was primarily due to lower sales to China.

     North American sales volumes increased 3 percent as compared to the first nine months of 1998 due in part to the additional granular product available from PCS Cassidy Lake. In the North American market, the 2.216 million tonnes sales volumes for the first nine months were sourced as follows: 2.132 million tonnes (1998 -- 2.002 million tonnes) came from Saskatchewan, 0.041 million tonnes (1998 -- 0.112 million tonnes) from New Brunswick and 0.043 million tonnes (1998 -- 0.043 million tonnes) from Utah.

     Offshore net sales revenue from potash represented 59 percent (1998 -- 59 percent) of the Company's potash net sales revenue. Higher offshore prices resulted in a $8.8 million increase in offshore potash net sales revenue. This was partially offset by a reduction in net sales revenue of $7.5 million due to reduced sales volumes (which was primarily due to lower sales to China). In the offshore market, 2.365 million tonnes (1998 -- 2.555 million tonnes) were sold through Canpotex and the remaining 0.531 million tonnes (1998 -- 0.449 million tonnes) were produced by PCS New Brunswick and sold and delivered by PCS Sales.

     North American net sales revenue from potash operations represented 41 percent (1998 -- 41 percent) of the Company's potash net sales revenue. Higher North American potash sales volumes resulted in a $3.6 million increase in North American potash net sales revenue over the first nine months of 1998. This was combined with an increase in net sales revenue of $1.4 million due to an increase in sales prices.

PHOSPHATE REVENUE

  Third Quarter

                                THREE MONTHS ENDED SEPTEMBER 30
                           ------------------------------------------
                               1999 SALES             1998 SALES                $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
Liquids..................  $ 71,605      357      $ 87,406       417      $(15,801)     (18)         (60)       (14)
Solids...................    70,527      421        95,952       503       (25,425)     (26)         (82)       (15)
Feed supplements.........    40,501      165        42,744       171        (2,243)      (5)          (6)        (4)
Industrial products......    16,573       44        18,880        51        (2,307)     (12)          (7)       (12)
                           --------      ---      --------     -----      --------      ---         ----        ---
                           $199,206      987      $244,982     1,142      $(45,776)     (19)        (155)       (14)
                           ========      ===      ========     =====      ========      ===         ====        ===
North American...........  $122,481      530      $166,224       717      $(43,743)     (26)        (187)       (26)
Offshore.................    76,725      457        78,758       425        (2,033)      (3)          32          8
                           --------      ---      --------     -----      --------      ---         ----        ---
                           $199,206      987      $244,982     1,142      $(45,776)     (19)        (155)       (14)
                           ========      ===      ========     =====      ========      ===         ====        ===

     Gross margin for phosphate products for third quarter 1999 was $25.1 million (1998 -- $48.1 million) or 28 percent (1998 -- 34 percent) of positive consolidated gross margin.

     On an overall basis, phosphate prices in the North American market decreased marginally as compared to third quarter 1998. The largest single decrease was in the price of DAP which declined by 12 percent. More than one-half of the price declines in phosphate were due to an imbalance in the supply and demand of DAP.

     Liquid phosphate prices in the offshore markets were down 5 percent over third quarter 1998 and prices of solid phosphate decreased by 13 percent over third quarter 1998. Weak domestic demand and large North American inventories stimulated additional US exports of DAP from suppliers outside of PhosChem which resulted in lower offshore prices. The offshore price of feed supplements increased by 5 percent over the same period.

     Overall, North American phosphate sales volumes declined 26 percent as compared to third quarter 1998. This was primarily due to high field inventory carryover from the spring season. North American solid phosphate sales volumes decreased by 50 percent while liquid sales volumes declined 20 percent. North American sales volumes of industrial products decreased by 12 percent primarily due to higher US imports while feed supplement sales volumes were down 12 percent principally due to increased competition in the industry generally.

     Liquid and solid offshore sales volumes increased by 2 percent and 8 percent, respectively, compared to third quarter 1998. Solid volumes were higher primarily due to increased sales to India, Pakistan, China and Bangladesh. Offshore feed supplement sales volumes increased 78 percent in the same period primarily due to a new customer in Venezuela and improved sales volumes in the Caribbean.

     North American phosphate net sales revenue accounted for 61 percent
(1998 -- 68 percent) of total phosphate net sales revenue and 54 percent
(1998 -- 63 percent) of sales volumes. Offshore sales accounted for 39 percent (1998 -- 32 percent) of total phosphate net sales revenue and 46 percent
(1998 -- 37 percent) of sales volumes. In the third quarter of 1999, 41 percent (1998 -- 35 percent) of the Company's total phosphate net sales revenue was earned from non-fertilizer products, which represented 31 percent (1998 -- 28 percent) of its phosphate sales volumes.

  Year to Date

                                 NINE MONTHS ENDED SEPTEMBER 30
                           ------------------------------------------
                               1999 SALES             1998 SALES                $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
Liquids..................  $232,977     1,063     $263,659     1,216     $ (30,682)     (12)        (153)       (13)
Solids...................   219,751     1,222      276,454     1,459       (56,703)     (20)        (237)       (16)
Feed supplements.........   129,957       527      137,565       544        (7,608)      (6)         (17)        (3)
Industrial products......    54,811       145       64,020       172        (9,209)     (14)         (27)       (16)
                           --------     -----     --------     -----     ---------      ---         ----        ---
                           $637,496     2,957     $741,698     3,391     $(104,202)     (14)        (434)       (13)
                           ========     =====     ========     =====     =========      ===         ====        ===
North American...........  $467,287     1,987     $544,439     2,315     $ (77,152)     (14)        (328)       (14)
Offshore.................   170,209       970      197,259     1,076       (27,050)     (14)        (106)       (10)
                           --------     -----     --------     -----     ---------      ---         ----        ---
                           $637,496     2,957     $741,698     3,391     $(104,202)     (14)        (434)       (13)
                           ========     =====     ========     =====     =========      ===         ====        ===

     Gross margin for phosphate products for the first nine months of 1999 was $114.5 million (1998 -- $161.1 million) or 32 percent (1998 -- 34 percent) of positive consolidated gross margin.

     Overall, phosphate prices in the North American market were flat as compared to the first nine months of 1998.

     In the offshore markets, overall phosphate prices were down 4 percent as compared to the first nine months of 1998. Solid phosphate prices were down 7 percent over first nine months 1998 and prices of liquid phosphates were flat. The offshore price of feed supplements, affected by the currency devaluations and financial difficulties in Asian countries, decreased by 6 percent over the same period.

     Overall, North American phosphate sales volumes were down 14 percent as compared to the first nine months of 1998. North American solid phosphate sales volumes decreased by 21 percent while liquid sales volumes declined 11 percent. North American sales volumes of industrial products decreased by 16 percent primarily due to higher US imports while feed supplement sales volumes were down 9 percent principally due to increased competition in the industry generally.

     Liquid and solid offshore sales volumes decreased by 18 percent and 11 percent, respectively, compared to the first nine months of 1998. Solid volumes were lower due principally to lower sales volumes to Latin America. Liquid volumes were affected by the currency devaluation and credit conditions in Brazil. Offshore feed supplement sales volumes increased 42 percent in the same period primarily due to a new customer in Venezuela and improved sales volumes in the Caribbean.

     North American phosphate net sales revenue accounted for 73 percent
(1998 -- 73 percent) of total phosphate net sales revenue and 67 percent
(1998 -- 68 percent) of sales volumes. Offshore sales accounted for 27 percent (1998 -- 27 percent) of total phosphate net sales revenue and 33 percent
(1998 -- 32 percent) of sales volumes. In the first nine months of 1999, 40 percent (1998 -- 36 percent) of the Company's total phosphate net sales revenue was earned from non-fertilizer products, which represented 33 percent (1998 -- 30 percent) of its phosphate sales volumes.

NITROGEN REVENUE

  Third Quarter

     Sales volumes of Other nitrogen products for 1999 and 1998 include tonnes for the by-product carbon dioxide.

                                THREE MONTHS ENDED SEPTEMBER 30
                           ------------------------------------------
                               1999 SALES             1998 SALES                $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
Ammonia..................  $ 41,442       407     $ 53,887       410      $(12,445)     (23)         (3)         (1)
Urea.....................    35,430       325       36,967       255        (1,537)      (4)         70          28
Nitrogen solutions.......    12,049       187       12,736       155          (687)      (5)         32          20
Other nitrogen
  products...............    25,632       576       31,181       536        (5,549)     (18)         40           7
                           --------     -----     --------     -----      --------      ---         ---         ---
                            114,553     1,495      134,771     1,356       (20,218)     (15)        139          10
Purchased products.......    11,674       105        4,765        40         6,909      145          65         157
                           --------     -----     --------     -----      --------      ---         ---         ---
                           $126,227     1,600     $139,536     1,396      $(13,309)     (10)        204          15
                           ========     =====     ========     =====      ========      ===         ===         ===
North American...........  $111,890     1,326     $128,570     1,189      $(16,680)     (13)        137          11
Offshore.................    14,337       274       10,966       207         3,371       31          67          33
                           --------     -----     --------     -----      --------      ---         ---         ---
                           $126,227     1,600     $139,536     1,396      $(13,309)     (10)        204          15
                           ========     =====     ========     =====      ========      ===         ===         ===

     In the third quarter of 1999, gross margin for nitrogen products was a negative $23.3 million (1998 -- positive $12.6 million).

     Weak domestic demand combined with the continued absence of China from offshore urea markets and reduced cash production costs for Former Soviet Union ("FSU") producers due to lower gas prices and currency weakness in the FSU countries continued to put pressure on prices. Urea prices were down 25 percent; ammonia prices down 22 percent and nitrogen solution prices down 22 percent when compared to third quarter 1998. On an overall basis, prices declined 21 percent as compared to the third quarter of 1998.

     North American sales volumes of manufactured products increased 6 percent on an overall basis over third quarter 1998. Sales volume increases were as follows: urea 7 percent and nitrogen solutions 20 percent. Sales volumes for ammonia were down 2 percent and sales volumes of other nitrogen products were up 7 percent over the same period.

     Offshore sales volumes for manufactured products, on an overall basis, were up 33 percent as compared to the third quarter of 1998. Offshore sales volumes of urea increased 149 percent and ammonia increased 9 percent as compared to the third quarter of 1998.

     The Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market. Non-fertilizer products represented 61 percent (1998 -- 62 percent) of nitrogen sales volumes and 58 percent (1998 -- 59 percent) of net sales revenue.

     North American net sales revenue for the third quarter of 1999 accounted for 89 percent (1998 -- 92 percent) of the total nitrogen net sales revenue.

  Year to Date

     Sales volumes of Other nitrogen products for 1999 and 1998 include tonnes for the by-product carbon dioxide.

                                 NINE MONTHS ENDED SEPTEMBER 30
                           ------------------------------------------
                               1999 SALES             1998 SALES                $000'S              TONNES (000'S)
NET SALES                  -------------------    -------------------    --------------------    --------------------
                                       TONNES                 TONNES      INCREASE       %        INCREASE       %
                            $000'S     (000'S)     $000'S     (000'S)    (DECREASE)    CHANGE    (DECREASE)    CHANGE
                           --------    -------    --------    -------    ----------    ------    ----------    ------
Ammonia..................  $147,995     1,462     $153,970     1,143     $  (5,975)      (4)         319         28
Urea.....................   133,404     1,201      156,513     1,085       (23,109)     (15)         116         11
Nitrogen solutions.......    83,816     1,245      124,942     1,601       (41,126)     (33)        (356)       (22)
Other nitrogen
  products...............    86,944     1,722      101,403     1,660       (14,459)     (14)          62          4
                           --------     -----     --------     -----     ---------      ---         ----        ---
                            452,159     5,630      536,828     5,489       (84,669)     (16)         141          3
Purchased products.......    29,696       282       45,358       386       (15,662)     (35)        (104)       (27)
                           --------     -----     --------     -----     ---------      ---         ----        ---
                           $481,855     5,912     $582,186     5,875     $(100,331)     (17)          37          1
                           ========     =====     ========     =====     =========      ===         ====        ===
North American...........  $446,431     5,169     $539,330     5,165     $ (92,899)     (17)           4         --
Offshore.................    35,424       743       42,856       710        (7,432)     (17)          33          5
                           --------     -----     --------     -----     ---------      ---         ----        ---
                           $481,855     5,912     $582,186     5,875     $(100,331)     (17)          37          1
                           ========     =====     ========     =====     =========      ===         ====        ===

     For the first nine months of 1999, gross margin for nitrogen products was a negative $27.7 million (1998 -- positive $60.6 million).

     Weak domestic demand combined with the continued absence of China from offshore urea markets and reduced cash production costs for FSU producers due to lower gas prices and currency weakness in the FSU countries continued to put pressure on prices. Urea prices were down 23 percent and ammonia prices down 25 percent when compared to the first nine months of 1998. On an overall basis, prices declined 18 percent as compared to the first nine months of 1998.

     North American sales volumes of manufactured products were up 2 percent on an overall basis as compared to the first nine months of 1998. Sales volume increases were as follows: urea 14 percent and ammonia 29 percent. The increased sales volumes of ammonia were due to the new plant in Trinidad as these tonnes replace product previously purchased by the Company (purchased ammonia sales volumes decreased 26 percent in the same period), increased industrial demand and strong US DAP exports. The increase in urea sales volumes was primarily due to growth in the industrial market. Sales volumes for nitrogen solutions were down 22 percent due to the combination of fewer acres planted to corn and more to soybeans, low grain prices and early spring ammonia application. Sales volumes of other nitrogen products were up 4 percent over the same period.

     Offshore sales volumes for manufactured products, on an overall basis, were up 5 percent as compared to the first nine months of 1998. Offshore sales volumes of urea declined 3 percent as compared to the first nine months of 1998 but this was more than offset by an increase of 16 percent in ammonia sales volume.

     The Company continued to sell a large portion of its North American nitrogen production to the more stable industrial market. Non-fertilizer products represented 48 percent (1998 -- 45 percent) of nitrogen sales volumes and 47 percent (1998 -- 43 percent) of net sales revenue.

     North American net sales revenue for the first nine months of 1999 accounted for 93 percent (1998 -- 93 percent) of the total nitrogen net sales revenue.

COST OF GOODS SOLD

  Third Quarter

                                                           THREE MONTHS
                                                              ENDED
                                                           SEPTEMBER 30
                                                          --------------     INCREASE       %
                                                          1999     1998     (DECREASE)    CHANGE
                                                          -----    -----    ----------    ------
Potash production (KCl) tonnage (000's).................  1,069    1,259       (190)       (15)
Phosphate production (P(2)0(5)) tonnage (000's).........    481      585       (104)       (18)
Nitrogen production (N) tonnage (000's).................    650      781       (131)       (17)

     Potash unit cost of sales increased 16 percent in the third quarter of 1999 compared to the same period in 1998 due primarily to lower production volumes, increased sales of higher-cost New Brunswick product and 14.0 more shutdown weeks.

     Overall, phosphate unit cost of sales increased by 2 percent compared to third quarter 1998 primarily due to lower production volumes and disruptions in rail service caused by hurricanes. These higher costs were partially offset by reductions in the unit cost of ammonia and sulphur.

     PCS Nitrogen reduced its per unit natural gas cost by 4 percent compared to 1998 primarily due to its natural gas hedging policy in North America and certain of its gas contracts in Trinidad. Overall, the per unit cost of sales of manufactured product was flat as compared to the same period in 1998 as the reduced gas costs were offset by higher per unit production costs due to plant shutdowns and reduced production.

     Depreciation and amortization expense was $47.9 million compared to $48.2 million in the third quarter of 1998.

  Year to Date

                                                           NINE MONTHS
                                                              ENDED
                                                           SEPTEMBER 30
                                                          --------------     INCREASE       %
                                                          1999     1998     (DECREASE)    CHANGE
                                                          -----    -----    ----------    ------
Potash production (KCl) tonnage (000's).................  4,700    5,301       (601)       (11)
Phosphate production (P(2)0(5)) tonnage (000's).........  1,598    1,750       (152)        (9)
Nitrogen production (N) tonnage (000's).................  2,372    2,317         55          2

     Potash unit cost of sales increased 12 percent in the first nine months of 1999 compared to the same period in 1998, due primarily to lower production volumes, 33.9 more shutdown weeks, increased gas costs and product mix.

     Overall, phosphate unit cost of sales increased by 3 percent compared to the first nine months of 1998 due primarily to lower production volumes and disruptions in rail service caused by hurricanes. The unit cost of sulphur was flat compared to the first nine months of 1998 while the unit cost of ammonia decreased.

     PCS Nitrogen reduced its per unit natural gas cost by 8 percent compared to 1998 primarily due to its natural gas hedging policy in North America and certain of its gas contracts in Trinidad. Overall, the per unit cost of sales of manufactured product was flat as compared to the same period in 1998 as the reduced gas costs were offset by higher per unit production costs due to plant shutdowns and reduced production.

     Depreciation and amortization expense was $148.2 million compared to $145.8 million in the first nine months of 1998, an increase of $2.4 million.

SELLING AND ADMINISTRATIVE

  Third Quarter

     Selling and administrative expenses were $32.0 million in the third quarter of 1999 compared to $28.2 million in the third quarter of 1998. The increase was primarily due to a non-recurring adjustment to post-retirement benefits of $6.0 million which was partially offset by reductions of other expenses.

  Year to Date

     Selling and administrative expenses were $89.8 million compared to $86.5 million in the first nine months of 1998. The increase was primarily due to a non-recurring adjustment to post-retirement benefits of $6.0 million which was partially offset by reductions of other expenses.

PROVINCIAL MINING AND OTHER TAXES

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold.

  Third Quarter

     Saskatchewan provincial mining and other taxes in the third quarter of 1999 were $13.2 million compared to $23.5 million in 1998, a decrease of $10.3 million. Of this decrease, $9.1 million related to the Potash Production Tax which decreased due to lower Saskatchewan-sourced sales in the third quarter of 1999 versus the comparable period in 1998, higher costs and lower Canadian dollar equivalent prices caused in part by a stronger Canadian dollar.

     Saskatchewan corporate capital tax was $3.7 million, down from $4.9 million in the third quarter of 1998. Various other payments to the Province in the form of royalties and taxes totalled $3.2 million and are included in cost of goods sold.

  Year to Date

     Saskatchewan provincial mining and other taxes in the first nine months of 1999 were $60.9 million compared to $68.3 million in 1998, a decrease of $7.4 million. Of this decrease, $7.0 million related to the Potash Production Tax which decreased due to lower Saskatchewan-sourced sales in the first nine months of 1999 versus the comparable period in 1998, higher costs and lower Canadian dollar equivalent prices caused in part by a stronger Canadian dollar.

     Saskatchewan corporate capital tax was $15.0 million in the first nine months of 1999 compared to $15.4 million in the first nine months of 1998. Various other payments to the Province in the form of royalties and taxes totalled $11.5 million and are included in cost of goods sold.

INTEREST EXPENSE

  Third Quarter

     Interest expense in the third quarter of 1999 was $13.0 million compared to $15.8 million in the third quarter of 1998, a decrease of $2.8 million. The decrease of $2.8 million consists of a reduction of interest on long-term debt of $5.8 million due to a reduction of the weighted average long-term debt outstanding from $875.2 million in the third quarter of 1998 to $482.6 million in 1999 which was partially offset by an increase of $3.0 million in interest on short-term debt (due to borrowings under a commercial paper program). The weighted average interest rate on the long-term debt outstanding was 6.8 percent in the third quarter of 1999 (1998 -- 6.4 percent).

  Year to Date

     Interest expense in the first nine months of 1999 was $40.1 million compared to $52.9 million in 1998, a decrease of $12.8 million, due primarily to a reduction of the weighted average long-term debt outstanding from $1.0 billion in the first nine months of 1998 to $702.5 million in 1999. The weighted average interest rate on the long-term debt outstanding was 6.4 percent in the first nine months of 1999 (1998 -- 6.3 percent).

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

  Third Quarter

     Income taxes for the quarter were a recovery of $40.6 million, compared to an expense of $25.0 million in 1998, a decrease of $65.6 million. The decrease was due principally to a deferred income tax recovery of $46.9 million relating to the plant closures and impairment charge and lower income before income taxes.

     The effective consolidated tax rate for the third quarter of 1999 was 30 percent (1998 -- 31 percent) of income before income taxes (exclusive of the goodwill impairment).

  Year to Date

     Income taxes for the first nine months were $2.8 million, compared to $92.5 million in 1998, a decrease of $89.7 million. The decrease was due principally to a deferred income tax recovery of $46.9 million relating to the plant closures and impairment charge and lower income before income taxes.

     The effective consolidated tax rate for the first nine months of 1999 was 30 percent (1998 -- 31 percent) of income before income taxes (exclusive of the goodwill impairment).

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

     Cash provided by operating activities in the first nine months of 1999 was $327.2 million (1998 -- $460.9 million). The decrease of $133.7 million was primarily due to a reduction of net income and a reduction of the non-cash expenses charged against operating income (primarily deferred income taxes in the amount of $87.0 million).

     Cash used in investing activities was $128.3 million (1998 -- $91.7 million). The increase of $36.6 million was primarily due to the acquisition of PCS Yumbes for $36.9 million and an increase in additions to other assets of $23.7 million. These increases were partially offset by a reduction in additions to property, plant and equipment of $24.2 million.

     Cash used in financing activities was $243.5 million (1998 -- $342.3 million), primarily to repay long-term debt and to pay dividends. The Company paid dividends of $13.3 million in the third quarter of 1999 (1998 -- $13.4 million).

     The Company has renewed a syndicated credit facility which provides for unsecured advances of up to $778.0 million, none of which was outstanding at September 30, 1999. The Company has substituted borrowings under a commercial paper program for drawdowns under the syndicated credit facility in order to reduce interest costs. Short-term debt outstanding at September 30, 1999 was $379.1 million. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement. At September 30, 1999 the Company's debt-to-capital ratio was 29.3 percent compared to 23.5 percent at June 30, 1999. This increase was primarily due to a reduction in shareholders' equity as a result of the provisions for plant closures and asset impairment.

     The Company believes that internally generated cash flow, supplemented as necessary by borrowings from existing financing sources, will be sufficient to meet the Company's anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in the remainder of 1999.

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

     PCS considers the Company's internal systems to be year 2000 compliant in all material respects. Both its information systems and operational systems which include mine, mill or plant control systems, have been evaluated and are now believed to be ready for the year 2000. The Company's review of the year 2000 issue included personal computers, third party electronic links, building facilities, and critical external parties. The Company has a Year 2000 committee composed of executive and senior management which directed the compliance process. The committee will continue to monitor and manage the year 2000 issue into the new millennium.

     The Company has formally communicated with critical customers, suppliers and other external parties to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their Year 2000 issues. The assessments of these external parties have not identified any matters that are expected to materially affect the Company. However, the effect, if any, on the Company's results of operations or financial condition from the failure of these entities to be Year 2000 ready is uncertain.

     The Company has not identified the need for, nor has it created, Year 2000 specific contingency plans as it believes that its existing risk management systems are adequate to address any Year 2000 related situations that may arise. The Company has not planned any mine or plant shutdowns for January 1, 2000 due to the Year 2000 issue. The Company continues to monitor third parties on an ongoing basis.

     At this time, the Company believes its most reasonably likely worst case scenario is that there may be temporary disruptions of power and/or gas transmission to some of its plants and/or that there may be temporary disruptions of some transportation services. In either case, the Company does not believe that these disruptions would have a material adverse effect on its results of operations or financial condition. This is because the Company has multiple production, storage and shipping locations. This is also due to the fact that inventory levels would be building in anticipation of the spring fertilizer season; fertilizer sales are seasonally low at the beginning of the year and the disruptions, if any, would be expected to be temporary.

     The Company has primarily utilized internal resources to identify, upgrade and test its systems for Year 2000 compliance. This has not deferred any other material projects. To date, the Company has spent $1.7 million on compliance; the Company does not anticipate that the continuing monitoring functions noted above will result in any additional material expenditures. The Company's compliance expenditures were financed from internally generated cash flows.

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

     While world grain stocks are not excessive North American stocks are up after three consecutive years of good harvests. This has resulted in the lowest corn prices in a decade. Historically, fertilizer prices track the US corn price fairly closely. In potash, prices have been more stable than the US corn price as supply has generally tracked demand. In phosphate, DAP prices appear to more closely parallel US corn prices than potash. Nitrogen prices appear to track the US corn price very closely. If there should be weather problems, US grain inventories could quickly be diminished. In addition, when grain becomes as inexpensive as it is now farmers use more of it for feed.

     The Company sells a significant amount of potash and phosphate in the offshore markets. These countries purchase fertilizer to grow cash crops for export and to grow food for internal use.

     The Company also sells product in the non-fertilizer markets which are affected by North American economic growth, which is expected to rise by more than three percent next year. Outside consultants forecast four percent annual growth in demand for industrial nitrogen products for the next five years and two percent growth for industrial phosphates.

     The effect of any increase in demand for fertilizer and non-fertilizer products will be offset to the degree that additional capacity comes on stream. While North American fertilizer demand was down in all three nutrients in the fertilizer year ended June 30, 1999, the Company expects the spring season of 2000 to be the first good prospect for increased consumption in North America.

     Domestic potash sales volumes in the fourth quarter of 1999 are expected to be flat as compared to fourth quarter 1998, while competitive pressures make prices difficult to predict. On October 27, 1999 the Company announced a US $3.00 per short ton price increase for domestic customers effective November 1, 1999. In the offshore market, prices are expected to remain firm but Company realizations are expected to be down as compared to fourth quarter 1998 due to product and customer mix, while volumes are expected to increase from 1998 levels due to sales to China. Potash inventories for the industry are only slightly above the five year average which should help mitigate pricing pressures. Overall, potash volumes are expected to be generally up as compared to fourth quarter 1998.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. Shutdowns at potash mines for inventory correction will influence potash production costs on a quarter-over-quarter comparative basis. The Company is currently planning approximately 50 percent more shutdown weeks in the fourth quarter of 1999 as compared to the same period in 1998, which is expected to adversely impact fourth quarter production costs.

     Higher sales volumes at lower sales prices and higher production costs are expected to result in a lower gross margin for potash than in the fourth quarter of 1998.

     Large North American inventories of DAP and the anticipation of new capacity coming on stream is expected to put continued pressure on solid phosphate prices. Prices for liquid phosphates are expected to increase slightly compared to third quarter 1999. Sales volumes for phosphate products on an overall basis are expected to decline as compared to the fourth quarter of 1998. Feed supplement product prices are expected to be flat as compared to fourth quarter 1998 while sales volumes decline. Industrial product prices are expected to increase while sales volumes decline.

     The decrease in ammonia prices is expected to favourably affect phosphate processing input costs on a year-over-year basis. PCS can use up to one-quarter of the ammonia it produces and sells as ammonia at its own phosphate plants. However, as compared to fourth quarter 1998 it is expected that there will be higher per unit costs due to lower production volumes. These increased costs, combined with lower prices, are expected to result in a significantly lower gross margin for phosphate products as compared to the fourth quarter of 1998.

     Due to industry rationalization and reduced inventories, markets for the company's nitrogen products have started to respond. This could lead to prices being above third quarter 1999 levels but prices are still expected to be below prices realized in the fourth quarter of 1998. Recent increases in the price of natural gas could stimulate further plant shutdowns in the industry which may further solidify prices. The Company is currently in discussions for renewal of its gas contracts for the 01 and 02 ammonia plants in Trinidad. Firming prices and anticipated flat costs are expected to result in a negative fourth quarter gross margin for nitrogen products that is improved over third quarter 1999.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. In the fourth quarter, these costs are expected to remain comparable to fourth quarter 1998 levels as the Company remains over 90 percent hedged for natural gas in the US. As a flexible producer, PCS will continue to allocate its nitrogen and phosphate feed stock to production of the products that will most benefit results.

     The total consolidated income tax provision in 2000 is expected to approximate the 1999 provision. However, the Company expects that it will fully utilize its Canadian non-capital losses carried forward in 1999. As a result, current income taxes in 2000 are likely to increase as a percentage of the total income tax provision, dependent upon sources of income.

     The Company has decided to proceed with a consolidation of its US administrative offices. Certain non-recurring charges for severance, relocation, lease termination and other associated charges may be incurred in the fourth quarter subject to finalization of the plan. These non-recurring charges cannot be estimated at the present time.

     Current business conditions, which continue to fluctuate, suggest that 1999 fourth quarter earnings for the Company (exclusive of any possible non-recurring charges) should be in the range of one fifth of fourth quarter 1998 earnings.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to the period after September 30, 1999, are forward-looking statements subject to significant uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward looking statements, including, but not limited to, fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; potential higher costs incurred in connection with restructuring charges as compared to costs estimated for purposes of calculating such charges; uncertainty and variations in future discounted and undiscounted net cash flows from use together with residual values estimated for purposes of calculating asset impairment; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis and sales can be expected to shift from one period to another.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of September 30, 1999, the Company's estimated derivative commodity instruments market risk exposure was $31.6 million
(1998 -- $38.2 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 1999 through 2004, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. Amended complaints were filed in March and April 1994. On January 12, 1995, the Minnesota Federal Court granted the plaintiffs' motion for class certification. The complaint sought treble damages in an unspecified amount and other relief. PCS and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit on January 31, 1997. On May 7, 1999, the Eighth Circuit, in a two to one decision, issued an opinion reversing Judge Kyle's summary judgment decision in favor of the Company as well as several of the other defendants. On July 16, 1999, the Eighth Circuit granted defendants' petition for rehearing en banc and vacated the May 7, 1999 opinion of the three judge panel. Oral argument before the Eighth Circuit en banc occurred on September 13, 1999.

     Additional complaints were filed in the California and Illinois state courts on behalf of purported classes of indirect purchasers of potash in those states. PCS moved to dismiss the California State Court lawsuits for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales. Following Judge Kyle's summary judgment decision, the California litigation was stayed and the case remains at an early stage: no merits discovery has taken place. The Illinois State Court complaint was dismissed for failure to state a cause of action and that decision is final and not subject to appeal.

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

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against the Company also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. On August 11, 1998, the Court ruled that the Company had assumed the obligations of the employment agreements and that equitable claims and defenses asserted against the executives for breaches of fiduciary duties, corporate waste, and self-dealing should be asserted by PCS Nitrogen in the state court action described below. Trial with respect to the claims of Mr. Campbell,

Mr. Williams and Mr. Kesser commenced on August 17, 1998 and concluded on August 25, 1998. On December 1, 1998 the court entered judgments in the amounts of $12.7 million, $3.2 million, and $2.6 million in favor of Mr. Campbell, Mr. Williams and Mr. Kesser, subject to additional amounts sufficient to offset the impact of certain excise taxes, if applicable. The Company has filed Notices of Appeal with respect to these judgments. The Company has settled the claim of Mr. Alyea for $700,000 and $50,000 of attorneys' fees (subject to the application for additional fees) and the claim of Mr. Lance for a total amount of $600,000. The District Court, on August 13, 1999, awarded plaintiffs a total of $2,410,254.66 for legal expenses.

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

PORT AUTHORITY PROCEEDINGS

     On March 13, 1996, PCS Nitrogen, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers were seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The lawsuit was removed to federal court in New Jersey. On December 19, 1997, the complaint was dismissed with prejudice.

     On August 18, 1999, the United States Court of Appeals for the Third Circuit affirmed the dismissal. The deadline for any further appeal by the Port Authority has passed, so the matter has been finally concluded in favor of PCS Nitrogen.

GEISMAR FACILITY INVESTIGATION

     On May 11, 1999, execution of a search warrant issued by the United States District Court for the Middle District of Louisiana in connection with an investigation of environmental matters was commenced at the Geismar, Louisiana facility of PCS Nitrogen Fertilizer, L.P., a partnership of certain subsidiaries of PCS Nitrogen, Inc. ("PCS Nitrogen"). The execution of the warrant was concluded on May 12, 1999. Also on May 11, 1999, subpoenas issued by the same court in connection with a grand jury proceeding relating to the investigation were served at the Geismar facility and on PCS Nitrogen at its offices in Memphis, Tennessee. The investigation is on-going and the Company is in the process of complying with the subpoenas.

LAKELAND, FLORIDA PROCEEDING

     On October 13, 1999, PCS Joint Venture submitted to the United States Environmental Protection Agency Phase I of a work plan to conduct a Remedial Investigation and Feasibility Study ("RI/FS") of certain releases to the soil and groundwater of the PCS Joint Venture facility in Lakeland, Florida and other area properties (the "Landia Site"). PCS Joint Venture is negotiating with EPA regarding the terms of an Administrative Order by Consent under which PCS Joint Venture would agree to conduct the RI/FS work. These soil and groundwater releases have also been the subject of an investigation by the Florida Department of Environmental Protection ("FDEP") and the subject of a Complaint filed by FDEP against PCS Joint Venture and a number of other defendants in 1997. Discovery is still continuing in that proceeding. On September 23, 1999, an action was served on PCS Joint Venture and eight other defendants on behalf of a class of persons living in the vicinity of the site who claim to have suffered damages as a result of releases from the Landia Site. PCS Joint Venture intends to defend itself vigorously in both actions, while also continuing to work to assess and evaluate the nature and extent of the impacts at the site. No final determination has yet been made of the nature, timing, or cost of remedial action that may be needed, and PCS Joint Venture is unable at present to determine whether and to what extent it may be able to recover any costs incurred from third parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2        Agreement and Plan of Merger dated September 2, 1996, as
          amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
          2(a) to Amendment Number 2 to the registrant's Form S-4
          (File No. 333-17841).
 3(a)     Restated Articles of Incorporation of the registrant dated
          October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995 (the "1995 Form
          10-K").
 3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)     Term Credit Agreement between The Bank of Nova Scotia and
          other financial institutions and the registrant dated
          October 4, 1996, incorporated by reference to Exhibit 4(b)
          to the registrant's Form S-4 (File No. 333-17841).
 4(b)     First Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
          reference to Exhibit 4(b) to the registrant's report on Form
          10-K for the year ended December 31, 1997 (the "1997 Form
          10-K").
 4(c)     Second Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
          reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)     Third Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
          reference to Exhibit 4(d) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1998.
 4(e)     Fourth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999.
 4(f)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
          incorporated by reference to Exhibit 4(a) to the
          registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(c)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(d)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(e)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(f)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificate of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(g)     Geismar Complex Services Agreement dated June 4, 1984,
          between Allied Corporation and Arcadian Corporation,
          incorporated by reference to Exhibit 10.4 to Arcadian
          Corporation's Registration Statement on Form S-1 (File No.
          33-34357).
10(h)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(i)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(l)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(m)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(n)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(o)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(p)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(q)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(r)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(s)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(x)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended November 3, 1999.
10(z)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Officers and Key Employees, as amended November 3,
          1999.
10(aa)    Short-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(w) to the
          Second Quarter 1997 Form 10-Q.
10(bb)    Long-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(x) to the
          Second Quarter 1997 Form 10-Q.
10(cc)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(dd)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(ee)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(ff)    Deferred Compensation Plan, for certain officers of PCS
          Phosphate Company, Inc., incorporated by reference to
          Exhibit 10(r) to the 1995 Form 10-K.
10(gg)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.
10(hh)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(ii)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.
10(jj)    General Partnership Agreement forming Albright & Wilson
          Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
          10-K.
10(kk)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ll)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(mm)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

     On October 22, 1999, the registrant filed a report on Form 8-K regarding a press release issued on October 21, 1999 announcing certain one-time corporate charges.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

November 10, 1999
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                              Senior Vice President, General
                                              Counsel and Secretary

November 10, 1999
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                              Senior Vice President, Finance and
                                              Treasurer, and Chief Financial
                                              Officer
                                            (Principal Financial and Accounting
                                              Officer)

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
 2        Agreement and Plan of Merger dated September 2, 1996, as
          amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
          2(a) to Amendment Number 2 to the registrant's Form S-4
          (File No. 333-17841).
 3(a)     Restated Articles of Incorporation of the registrant dated
          October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995 (the "1995 Form
          10-K").
 3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)     Term Credit Agreement between The Bank of Nova Scotia and
          other financial institutions and the registrant dated
          October 4, 1996, incorporated by reference to Exhibit 4(b)
          to the registrant's Form S-4 (File No. 333-17841).
 4(b)     First Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
          reference to Exhibit 4(b) to the registrant's report on Form
          10-K for the year ended December 31, 1997 (the "1997 Form
          10-K").
 4(c)     Second Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
          reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)     Third Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
          reference to Exhibit 4(d) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1998.
 4(e)     Fourth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999.
 4(f)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
          incorporated by reference to Exhibit 4(a) to the
          registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
10(c)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(d)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(e)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(f)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificate of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(g)     Geismar Complex Services Agreement dated June 4, 1984,
          between Allied Corporation and Arcadian Corporation,
          incorporated by reference to Exhibit 10.4 to Arcadian
          Corporation's Registration Statement on Form S-1 (File No.
          33-34357).
10(h)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(i)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(l)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(m)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
10(n)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(o)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(p)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(q)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(r)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(s)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(x)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended November 3, 1999.
10(z)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Officers and Key Employees, as amended November 3,
          1999.
10(aa)    Short-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(w) to the
          Second Quarter 1997 Form 10-Q.

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
10(bb)    Long-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(x) to the
          Second Quarter 1997 Form 10-Q.
10(cc)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(dd)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(ee)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ff)    Deferred Compensation Plan, for certain officers of PCS
          Phosphate Company, Inc., incorporated by reference to
          Exhibit 10(r) to the 1995 Form 10-K.
10(gg)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.
10(hh)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(ii)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.
10(jj)    General Partnership Agreement forming Albright & Wilson
          Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas, Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
          10-K.
10(kk)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ll)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(mm)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.