Form 10-K
period 1999-12-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2000-03-28
CIK 855931

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-10351

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 2000, the registrant had 53,041,972 Common Shares outstanding, and the aggregate market value of the 52,969,028 Common Shares held by non-affiliates of the registrant was approximately $2,413,401,351.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report") are incorporated by reference into Part II.

     Portions of the registrant's Proxy Circular for its Annual Meeting of Shareholders to be held on May 11, 2000 (the "2000 Proxy Circular") are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Potash Corporation of Saskatchewan Inc. ("PCS") and its direct and indirect subsidiaries (together with PCS' predecessors, the "Company") is one of the world's largest integrated fertilizer and related industrial and feed products companies. In 1999, the Company's potash production represented an estimated 15% of global potash production. In 1999, the Company had 24% of global potash capacity and an estimated 60% of global excess potash capacity, giving it more available potash capacity than any single company or country other than Canada. The Company is the third largest producer of phosphates worldwide by capacity, currently representing approximately 7% of world phosphoric acid production and 7% of world phosphoric acid capacity. The Company is currently the largest nitrogen producer in the Western Hemisphere.

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

     In November 1989, the Company was privatized by the Province of Saskatchewan. While the Province initially retained an ownership interest in the Company, this interest had been reduced to zero by the end of 1993. In October 1993, the Company acquired from Rio Algom Limited ("Rio") its New Brunswick potash mine and port facilities and its Patience Lake mine in Saskatchewan (the "Rio Acquisition").

     In April 1995, the Company purchased all of the outstanding shares of Texasgulf Inc. ("Texasgulf") from Elf Aquitaine, Inc. ("Elf (USA)") and Williams Acquisition Holding Company, Inc. ("Williams"). At the time of the acquisition, the name "Texasgulf Inc." was changed to PCS Phosphate Company, Inc. ("PCS Phosphate"). PCS Phosphate manufactures and sells solid and liquid phosphate fertilizers, animal feed supplements, and purified phosphoric acid which is used in food products and industrial processes. Its facility in Aurora, North Carolina is the largest vertically-integrated phosphate mine and processing plant in the world. Other assets of PCS Phosphate include: animal feed plants in three states; two industrial phosphoric acid plants owned through the joint venture carrying on business as PCS Purified Phosphates, formerly Albright & Wilson Company; an undivided 50% interest in an ammonia storage terminal in Savannah, Georgia; and PCS Phosphate's product distribution infrastructure.

     In October 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. ("White Springs") from Occidental Chemical Corporation ("OxyChem"). White Springs' primary assets are a phosphate mine and two chemical plant complexes in northern Florida, Swift Creek and Suwannee River. Other assets of White Springs include an animal feed plant in Davenport, Iowa, two additional animal feed plants at the Suwannee River facility, and the remaining undivided 50% interest in the ammonia storage terminal in Savannah, Georgia owned with PCS Phosphate.

     In March 1997, the Company through its subsidiary PCS Nitrogen, Inc. ("PCS Nitrogen") acquired all of the outstanding shares of Arcadian Corporation ("Arcadian"). PCS Nitrogen produces nitrogen fertilizers and nitrogen chemicals at facilities in Georgia, Louisiana, Ohio and Tennessee in the United States, and has large scale operations in Trinidad. Other assets of PCS Nitrogen include a 50% interest in a joint venture that owns and operates an ammonia storage terminal near Houston, Texas and a 50% joint venture interest in a carbon dioxide processing operation at PCS Nitrogen's plant in Augusta, Georgia.

     In December 1998, the Company purchased, pursuant to a public offering by the State of Israel, 108,359,925 Ordinary Shares of Israel Chemicals Ltd. ("ICL") for approximately $92 million. This purchase represented 9.03% of the issued and outstanding Ordinary Shares of ICL. ICL, through its subsidiaries, is a potash, phosphate and bromine producer and is also involved in other specialty chemical products.

     In July 1999, the Company purchased all of the outstanding shares of Minera Yolanda SCM, a Chilean sodium nitrate and potassium nitrate producer for approximately $37 million. At the time of the acquisition, the name was changed to PCS Yumbes SCM ("PCS Yumbes"). See "Potash Operations - Properties".

     In February 2000, the Company sold its shares in Moab Salt, Inc. to Intrepid Oil & Gas, LLC. The primary asset of Moab Salt, Inc. is a solution potash and salt mine in Moab, Utah.

     On March 23, 2000, the Company completed a transaction with Rhodia Inc. to acquire the remaining 50% ownership interest in the merchant grade phosphoric acid joint venture company formerly called Albright & Wilson Company for approximately $42 million. Upon closing of the transaction, the joint venture company was renamed PCS Purified Phosphates. The Company and Albright & Wilson Americas Inc. had been operating the business as a 50/50 partnership. With the completion of the transaction, the Company now owns 100% of the purified acid plant and blending plant in Aurora, North Carolina and 100% of the blending plant in Cincinnati, Ohio. Rhodia Inc. retained a polyphosphoric acid production unit in Charleston, South Carolina.

     PCS has its head office and executive offices at Suite 500, 122 - 1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3. In this Form 10-K, the term "Company" means PCS, its predecessors and its direct and indirect subsidiaries unless the context otherwise indicates.

     The Company has three principal business segments: potash, phosphate and nitrogen. For information with respect to the net sales revenue, operating income and assets attributable to each segment and to the Company's domestic and international sales, see Note 18 to the Company's audited consolidated financial statements as at December 31, 1999 and 1998 and for each of the three years ended December 31, 1999 (together with the Notes thereto, the "Consolidated Financial Statements"), incorporated by reference under Item 8.

     The Company presents its financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). See Note 32 to the Consolidated Financial Statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States as they relate to the Company.

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

     These forward looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, fluctuations in supply and demand in fertilizer, sulfur and petrochemical markets, changes in competitive pressures, including pricing pressures, potential higher actual costs incurred in connection with restructuring charges as compared to costs estimated for the purposes of calculating such charges, uncertainty and variations in future undiscounted net cash flows from use together with residual values estimated for purposes of calculating restructuring charges, changes in capital markets, changes in currency and exchange rates, unexpected geological and environmental conditions, imprecision in reserve estimates, the outcome of legal proceedings and changes in government policy and regulation, including environmental regulation.

     The Company disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

POTASH OPERATIONS

     The Company's potash operations include the mining and production of potash, which is predominantly used as fertilizer.

PROPERTIES

     The Company controls the right to mine 615,400 acres of land in Saskatchewan. Included in these holdings are mineral rights to 507,000 acres contained in blocks around the six mines in which the Company has an interest, of which acres approximately 36% are owned by the Company, approximately 50% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. The majority of the leases are for 21-year terms, renewable at the Company's option. The Company's remaining 108,400 acres are located elsewhere in Saskatchewan.

     Potash is mined by the Company from two main potash bearing formations in
Saskatchewan: the Patience Lake member of the prairie evaporites in the north and the Esterhazy member of the prairie evaporites in the south. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

     Under a long-term mining and processing agreement (the "Mining and Processing Agreement") effective through 2026, International Minerals & Chemical (Canada) Limited Partnership ("IMC") mines and processes PCS reserves at the Esterhazy mine. PCS has the option to terminate this agreement every five years. It did not opt to give notice to terminate in December 1995. IMC has the option of abandoning the mine at any time after 2011, thus terminating the Mining and Processing Agreement. In 1998, the Mining and Processing Agreement was amended to provide for the operation of the agreement on a calendar year basis as opposed to a fiscal year ending June 30. In each year the maximum the Company is permitted to take under the Mining and Processing Agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2000, the Company has notified IMC that it requires 725,700 tonnes of finished product.

     Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company's share of water inflow remediation costs for 1999 was $6.9 million. IMC has stated that it will continue conventional mining. PCS has no indication from IMC that solution mining or substitute shafts will be pursued at this time.

     Potash is also produced by the Company at its New Brunswick mine from the flank of an elongated salt structure. Granular product is also produced by the Company at its Cassidy Lake, New Brunswick facility using standard grade product from certain of the Company's other mine sites.

     PCS Yumbes, acquired in 1999, holds mining concessions on certain sodium nitrate reserves in the Atacama desert in northern Chile. The production facility is in the development stage and has been designed to produce 300,000 tonnes of sodium nitrate per year at full production. Production is expected to begin in 2000. Sodium nitrate is combined with potassium chloride to produce potassium nitrate, primarily used for intensely cultivated and chloride sensitive crops.

PRODUCTION

     The Company produces potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in a warm brine and pumped to the surface for processing.

     In 1999, the Company's conventional potash operations mined 16.80 million tonnes of ore at an average grade of 23.1% K(2)O. In 1999 the Company's potash produced consisted of 6.39 million tonnes of potash (KCl) with an average grade of 60.98% K(2)O, representing approximately 43% of North American production.

     The Company's present annual potash production capacity is approximately
12.2 million tonnes KCl, which includes maximum annual production under the Mining and Processing Agreement with IMC of approximately one million tonnes at Esterhazy. In 1999, the Company's production capacity represented approximately 55% of the North American total while its excess capacity was an estimated 80% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

     The New Brunswick mine is a conventional cut and fill mine, while the Moab, Utah mine, which was sold in February 2000, employs a solution mining method. In addition to their potash production, these mines also produced .81 million tonnes of sodium chloride (salt) in 1999.

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

RESERVES

     The Company estimates that its conventional mines in Saskatchewan contained
4.76 billion tonnes of recoverable ore at an average grade of 22.9% K(2)O as at December 31, 1999, and that such ore will yield 1.5 billion tonnes of finished product (KCl) at an average grade of 60% K(2)O.

     The Company's ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company's estimated recoverable ore and the estimated volumes of finished product from such ore are as follows:

                                                  RECOVERABLE    FINISHED
MINE                                                  ORE        PRODUCT
----                                              -----------    --------
                                                   (MILLIONS OF TONNES)
Allan...........................................    1,390.9        447.9
Cory............................................    1,050.3        350.7
Esterhazy.......................................       76.8         24.4
Lanigan.........................................    1,554.8        501.8
Rocanville......................................      683.0        217.5
                                                    -------      -------
  Total.........................................    4,755.8      1,542.3
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

     Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of
48.0 million tonnes of recoverable ore and 16.6 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of at least 21 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 200 million tonnes of recoverable ore and 72 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 100 years at full production capacity and utilizing current technology.

PHOSPHATE OPERATIONS

     The Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

PROPERTIES

     The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina (the "Aurora Facility") and the other a 96,000-acre facility near White Springs in northern Florida (the "White Springs Facility"). The Company believes the Aurora Facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora Facility, having an annual P(2)O(5) capacity of 1.2 million tonnes, includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate ("DAP") plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate ("GTSP") or monoammonium phosphate ("MAP"). The Company also holds all outstanding interests in PCS Purified Phosphates (formerly Albright & Wilson Company) which produces high purity phosphoric acid at Aurora. The White Springs Facility is the third largest P(2)O(5) producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs Facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a superphosphoric acid plant, a dicalcium phosphate plant and a deflourinated phosphate rock plant located at the Suwannee River complex and two sulfuric acid plants and a phosphoric acid plant located at the Swift Creek complex. The Company's other properties include animal feed plants in Davenport, Iowa; Kinston, North Carolina; Marseilles, Illinois; and Weeping Water, Nebraska, and bulk terminal facilities at Morehead City, North Carolina.

     At its Geismar, Louisiana facility ("Geismar Facility"), acquired as part of the Arcadian acquisition, the Company manufactures a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar Facility has a sulfuric acid plant, a phosphoric acid plant, a superphosphoric acid plant, and a liquid fertilizer (11-37-0) plant. A significant portion of the phosphoric acid produced at the Geismar Facility is sold as feedstock to Rhodia, Inc. for use in its neighboring purified acid plant.

PRODUCTION

     The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company's processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate "rock". The annual production capacity of the Company's mines is currently 9.6 million tonnes of phosphate rock. During 1999, the Aurora Facility's total production of phosphate rock was 4.4 million tonnes and the White Springs Facility's total production of phosphate rock was 3.6 million tonnes. The Company generally operates its phosphate mine and phosphate processing plants 24 hours a day, seven days a week, using rotating shifts. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. For the near term, the Company expects to be mining in an area of non-optimal mining conditions. The quality and condition of the ore is relatively inferior to ore previously mined at the Aurora Facility. This, combined with the general configuration of the area, does not allow efficient use of the Company's mining equipment and technology. Beginning in late 2000, the Company expects to enter areas believed to hold ore superior in thickness and quality, located closer to the Company's chemical plants, and configured so as to generally allow efficient use of Company mining equipment and technology.

     Phosphate rock is the major input in the Company's phosphorus processing operations. In addition to phosphate ore, the principal raw materials required by the Company are sulfur, sulfuric acid and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which the Company purchases from third parties. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements and also committed to build a multipurpose ocean-going vessel to ship such sulfur as well as handle sulfuric acid, phosphoric acid and other chemicals. The Company produces sulfuric acid at the Aurora Facility, White Springs Facility and Geismar Facility and purchases additional sulfuric acid from unaffiliated sellers. The Company also transports surplus production of sulfuric acid at the White Springs Facility to the Aurora Facility as needed. Sulfur and sulfuric acid have been in abundant supply in recent years. However, in 1998, the remaining U.S. Frasch sulfur producer announced the closure of one of its two mines, an action which reduced readily available U.S. supplies of sulfur and increased prices, notwithstanding a world market having excess supplies of sulfur. While sulfur prices rose during the first quarter of 1999, prices declined during the second half of 1999.

     The Company purchases all of its ammonia from or through PCS Nitrogen and PCS Sales (USA), Inc., wholly owned subsidiaries of the Company. The Company reacts phosphoric acid with ammonia to produce DAP and MAP, as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that is currently purchased by PCS Nitrogen is produced in Russia and imported through a Company operated ammonia terminal located within the port of Savannah (Garden City, Georgia).

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

     The Company's liquid fertilizer products, 74% of which were sold domestically, consist principally of low-magnesium SPA, which the Company markets under the name "LoMag". The Company believes that it is the largest U.S. producer of SPA.

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

RESERVES

     At December 31, 1999, the Company's Aurora phosphate mine had estimated proven and probable reserves of approximately 380 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). These reserves would permit mining to continue at current rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.202 million P(2)O(5) tonnes of phosphoric acid. Prior to the acquisition of Texasgulf by the Company in April 1995, approximately 408 million tonnes of phosphate reserves were transferred by Texasgulf to a newly established company, the common stock of which was transferred to Elf (USA) and Williams. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995, not to compete, and for the first five years not to make certain preparations to compete, with the Company with respect to those reserves.

     The White Springs phosphate mine had estimated proven and probable reserves of approximately 53 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). The Company estimates that an additional 9 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves of 62 million tonnes of phosphate rock at White Springs would sustain the mine for 18 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.093 million P(2)O(5) tonnes of phosphoric acid. See "Environmental Matters -- Permits and Regulatory Approvals".

NITROGEN OPERATIONS

     The Company's nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for both agricultural and industrial purposes.

PROPERTIES

     PCS Nitrogen manufactures nitrogen products at five facilities, of which four are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

PLANT LOCATIONS                        PRODUCTS PRODUCED
---------------                        -----------------
Augusta, Georgia.....................  Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana...................  Ammonia, nitric acid, nitrogen solutions, phosphoric acid, super-phosphoric acid, phosphate solutions and sulfuric acid
Lima, Ohio...........................  Ammonia, urea, nitric acid and nitrogen solutions
Memphis, Tennessee...................  Ammonia and urea
Point Lisas, Trinidad................  Ammonia and urea

     In the third quarter of 1999, in response to market conditions, the Company announced the permanent closure of the Clinton, Iowa plant and the LaPlatte, Nebraska plant. The Clinton plant had a capacity of 238,000 tonnes for ammonia, 79,000 tonnes of ammonia nitrate, and 163,000 tonnes for nitrogen solutions. The LaPlatte plant had a capacity of 182,000 tonnes for ammonia and 436,000 tonnes for nitrogen solutions.

     On December 31, 1999, the Company announced that its subsidiary, PCS Nitrogen Trinidad Limited, indefinitely shut down its 01 and 02 ammonia plants in Trinidad following expiration of the natural gas supply contract between the National Gas Company ("NGC") of Trinidad and Tobago Limited and PCS Nitrogen Trinidad Limited. The parties had been in negotiation for two years in an attempt to secure a new agreement but were unable to bring the negotiation to an acceptable conclusion. Active discussions with the NGC are continuing and the Company continues to operate its two remaining ammonia plants and one urea plant in Trinidad.

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

SERVICE AGREEMENTS

     The Geismar plant is integrated with a larger chemical manufacturing complex owned by Honeywell International, Inc. ("Honeywell"). PCS Nitrogen and Honeywell have an agreement to provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security and emergency services, and other essential services. PCS Nitrogen believes that most of the services that PCS Nitrogen requires are available from other sources, if necessary. However, the termination of, or the need to replace, certain of the services provided (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruptions to the operations of the Geismar plant.

     BP Chemicals, Inc. ("BPC") operates the Lima plant on PCS Nitrogen's behalf under an operating agreement that can be terminated by either party with nine months' notice. PCS Nitrogen's payments to BPC under the operating agreement are generally based on BPC's previous cost of operating the Lima plant and are made through the reimbursement of expenses incurred by BPC in providing such operating services. In addition, due to the mutual interdependence of the Lima plant and BPC's operations, PCS Nitrogen and BPC have agreed to provide each other with certain manufacturing support services at cost pursuant to a contract extending for as long as the plants continue to operate and either party is required to provide support services thereunder.

     PCS Nitrogen uses contract labor personnel provided by Augusta Services Company, Inc., which is owned 50% by PCS Nitrogen and 50% by DSM Chemicals North America, Inc., to provide purchasing, stores and spare parts management, maintenance, repair, shipping and certain other services for the Augusta plant.

RAW MATERIALS

     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen's other nitrogen products. The purchase and transportation of natural gas accounts for approximately 40% of PCS Nitrogen's total domestic production cost. With the Trinidad 01 and 02 plants running, PCS Nitrogen's domestic gas requirements comprise approximately 52% of its total gas requirements (68% with Trinidad's 01 and 02 plants idled). PCS Nitrogen's current natural gas strategy is to purchase approximately one-half of its domestic natural gas in the spot market or on short-term contracts and approximately one-half of its domestic natural gas pursuant to fixed-price physical contracts or forward contracts which fix the price of future deliveries. The remaining approximately 48% of its natural gas (assuming Trinidad 01 and 02 plants are running, 32% if not) is purchased in Trinidad using pricing formulas related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen's facilities. Approximately 85% of PCS Nitrogen's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

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

MARKETING

     The following table summarizes the Company's net sales revenue of potash, phosphate and nitrogen products (by nutrient) in the past three calendar years:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Potash
  Canada...................................................  $ 21,429    $ 21,885    $ 14,460
  United States............................................   215,993     205,701     195,780
  Canpotex.................................................   254,711     252,464     229,666
  Other....................................................    71,163      65,441      64,261
Phosphates
  Canada...................................................    24,010      25,386      24,268
  United States............................................   594,183     688,198     632,616
  PhosChem.................................................   186,494     262,168     261,502
  Other....................................................    39,153      35,237      35,223
Nitrogen
  Canada...................................................     5,284       4,422       2,879
  United States............................................   480,213     585,672     694,566
  Other....................................................   168,431     161,189     170,708
Florida Favorite Fertilizer................................    52,850      55,344      57,156

     The following table summarizes the Company's net sales revenue from products, by category:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Potash.....................................................  $563,296    $545,491    $504,167
Florida Favorite Fertilizer................................    52,850      55,344      57,156
Phosphates
  Liquid Fertilizers.......................................   268,903     331,672     283,110
  Solid Fertilizers (DAP, MAP, GTSP).......................   283,455     374,525     362,625
  Animal Feed..............................................   176,783     187,557     191,016
  Phosphate Rock, Industrial Products......................   114,699     116,544     116,858
Nitrogen
  Ammonia..................................................   244,719     258,387     376,972
  Urea.....................................................   180,545     200,103     209,825
  Nitrogen Solutions.......................................   111,080     163,018     162,885
  Other....................................................   117,584     129,775     118,472

     For further financial information about the Company's business segments and domestic and international sales, see Note 18 to the Consolidated Financial Statements.

     The Company has a diversified customer base, and apart from sales to Canpotex Limited ("Canpotex") and Phosphate Chemicals Export Association, Inc. ("PhosChem"), no one customer accounted for more than 10% of the Company's sales in 1999.

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

NORTH AMERICAN MARKETING

     In 1999, North American net sales revenue from potash products represented 12% of the Company's total net sales revenue, substantially all of which was attributable to potash customers in the United States. Typically, North American potash sales of the Company are greatest in the second calendar quarter. The vast majority of sales are made on the spot market with the balance made under short-term contracts. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

     In 1999, North American net sales revenue from phosphate products represented 30% of the Company's total net sales revenue, substantially all of which was attributable to phosphate customers in the United States. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 1999, the majority of PCS Phosphate's phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a fixed price.

     In 1999, North American net sales revenue from nitrogen products represented 29% of the Company's total net sales revenue and PCS Nitrogen's non-fertilizer products accounted for approximately 47% of PCS Nitrogen's nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 1999, the majority of PCS Nitrogen's nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

     Ammonia purchased by PCS Nitrogen is used in the Company's operations and is sold to third party customers by PCS Sales (USA), Inc.

     The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers.

     At December 31, 1999, the Company's North American sales functions were handled by 78 employees in Chicago, Illinois and various other locations in the United States, and 17 employees in Saskatoon, Saskatchewan.

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

     The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Asia........................................................  75%     69%     72%
Latin America...............................................  13      17      14
Oceania.....................................................  8       9       9
Europe......................................................  4       5       5
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     For 1999, sales to Canpotex represented 12% of the total net sales of the Company and net sales revenue from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of the total net sales of the Company.

     Since 1975, PhosChem has been the principal vehicle for United States exports of phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, IMC-Agrico Company ("IMC-Agrico"), a joint venture between IMC Global Inc. and Phosphate Resource Partners LLP, Mississippi Phosphates Corporation ("MissChem") and Mulberry Corporation. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the European Economic Area, and sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Agrico is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total sales for 1999 were apportioned as follows: 62% to IMC-Agrico, 20% to PCS Phosphate, 8% to MissChem, and 10% to Mulberry Corporation. The PhosChem agreement is currently in effect through December 31, 2000, and subject to renewal thereafter. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company's sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem. The Company's estimated 2000 PhosChem allocation is 22.56%.

     Revenue from sales to PhosChem accounted for 9% of the Company's total net sales in 1999. Other offshore phosphate sales accounted for 2% of the Company's total net sales in 1999. All of the Company's phosphate sales to China and India were made through PhosChem. Most of the Company's sales of phosphate products to China are made to the central purchasing authority of the Chinese government. Sales in India were made through the Fertilizer Association of India to many independent buyers.

     The following table sets forth the percentage of sales of PhosChem for the past three calendar years in the various geographical regions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Asia........................................................  81%     77%     75%
Latin America...............................................  11      14      15
Mid East....................................................  --      1       2
Oceania.....................................................  8       8       8
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 1999, net sales revenue from offshore sales of nitrogen represented 3% of the net sales revenue of the Company.

     Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and
(v) other economic, political and regulatory policies of foreign governments.

DISTRIBUTION AND TRANSPORTATION

     The Company has an extensive infrastructure and distribution system to transport and store its products. Other than storage facilities located at production plants, in 1999 the Company used 147 locations to store and handle its products in the field. The Company owns or net leases 2,003 railcars and full service leases an additional 3,634 railcars.

     Transportation costs add significantly to the total amounts paid by purchasers of potash. Producers have a definite advantage in markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the former Soviet Union ("FSU"), Germany, Israel and Jordan) to compete effectively in some of the Company's traditional markets.

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

     In the case of the Company's sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. The Company has an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. The Company, through Canpotex, also has an interest in a port facility located in Portland, Oregon.

     With respect to phosphates, the Company has long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which it receives and stores raw materials for, as well as the products manufactured by, the Aurora Facility. The Company owns nine barges (four used for solid products, two for phosphoric acid, one for sulfuric acid and two for sulfur) and three tug boats, which are used to transport materials between its Aurora Facility and Morehead City. Raw materials and products are also transported to and from the Aurora Facility by rail. The Company transports sulfur it purchases from Canada in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora Facility. The Company believes that its location and diversified transportation and terminalling capabilities put it in a comparable position to most of its Florida competitors in purchasing sulfur. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements and also committed to build a multipurpose ocean-going vessel to ship such sulfur as well as handle sulfuric acid, phosphoric acid and other chemicals. The vessel is expected to be in service in the first half of 2000. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora Facility.

     Sulfur is delivered to the White Springs Facility by unit trains from Canada and by rail from multiple domestic sources. The Company receives ammonia for its phosphate operations at White Springs through its ammonia terminal in Savannah, Georgia; ammonia is shipped by rail from Savannah to the White Springs Facility. Until 1999 the Norfolk Southern Corporation was the only railroad providing service for the White Springs Facility. However, a nearby transload facility at Lake City, Florida, which became operational in 1999, is serviced by the CSX Corporation. Most of the phosphoric acid and chemical fertilizers produced at the White Springs Facility are shipped to domestic destinations by rail. The Company also ships some of its phosphoric acid, chemical fertilizers and animal feed products, produced at the White Springs Facility, through the bulk terminal located in Morehead City, North Carolina, for offshore sales. This latter option allowed the Company to close the more costly Jacksonville, Florida terminal.

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

     Most phosphate products, particularly solid fertilizers, are commodities, with little or no product differentiation, and thus trade on the basis of prices determined in highly competitive markets. The vast majority of the U.S. phosphate rock not mined by the Company is produced in central Florida, southeast of Tampa, and most of the U.S. phosphate processing capacity, other than at Aurora, is located in Florida and along the coast of the Gulf of Mexico.

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

     Pursuant to the Uruguay Round Agreements Act, on March 1, 1999, the U.S. Department of Commerce and the U.S. International Trade Commission commenced a "sunset" review of antidumping orders restricting exports of urea from the FSU and Romania into the United States in order to determine whether such orders should be terminated or should remain in effect. Effective October 1999, those agencies determined that the antidumping orders should remain in effect for Romania and substantially all relevant FSU states.

     The Company's nitrogen production capability is currently the largest in the Western Hemisphere. The Company's domestic nitrogen plants serve agricultural markets with a diversified crop base that spans a lengthy growing season and chemical industrial manufacturers located throughout the U.S. Those plants are strategically located in agricultural as well as industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. The Company believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. Several of the Company's domestic nitrogen plants are located closer to their primary customers than are their competitors. The Company concentrates its nitrogen marketing efforts on these nearby markets where lower transportation costs offer the potential for better margins. The Company believes that its product mix diversity and the number and geographic diversity of its nitrogen plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas when compared to competitors controlling only a few facilities. In addition, the industrial demand for nitrogen products is typically less volatile and follows different demand cycles than agricultural demand for fertilizer. The Company believes that its industrial sales add a measure of stability to its revenue and are a desirable complement to agricultural demand.

EMPLOYEES

     At December 31, 1999, the Company actively employed 5,506 persons, of whom 1,899 were salaried and 3,607 were hourly paid. Of these employees, the Company's potash operations employed 1,736 people, the phosphate operations employed 2,615 people, the nitrogen operations employed 966. The corporate office had a staff of 94 and 95 people were employed in the Company's sales group.

     The Company has entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2000. The Lanigan agreement expires on January 31, 2001. The Company and the Rocanville Potash Employees Association have a contract that expires on May 31, 2001. The agreement between IMC and the union representing the employees at the Esterhazy mine expires on January 31, 2001. The union agreement at PCS Cassidy Lake expired December 31, 1998 and negotiations are continuing. The Company's Sussex, New Brunswick and Aurora operations are non-union. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2000 and the agreement with the employees at the Jacksonville terminal expires September 30, 2001. PCS Nitrogen has three locations with collective bargaining agreements: Clinton, which contract expired July 31, 1999 but has been extended to May 1, 2000; Memphis, which contract expires September 17, 2000; and LaPlatte, with a contract that expires January 31, 2003. Clinton and LaPlatte were permanently closed in the third quarter of 1999. In addition, the agreement between BPC and the union representing employees at the Lima plant expires February 16, 2002. The Company believes its relations with its employees to be good.

ROYALTIES AND CERTAIN TAXES

     Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company's taxes, fees and royalty expenses were $72.7 million in 1999.

     The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and its taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 1999, the Company paid capital tax of $3.8 million and surtax of $15.3 million.

     The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company's expenses for such royalties and municipal taxes were $5.0 million in 1999.

     The Company does not make royalty payments in connection with its phosphate and nitrogen operations.

INCOME TAXES

     PCS and certain subsidiaries are subject to federal income taxes (which includes the Large Corporations Tax) and provincial income taxes in Canada. During 1999, the Company began accruing cash income taxes by virtue of having fully utilized non-capital losses carried forward.

     The subsidiaries of the Company which operate in the United States are subject to U.S. federal and state income taxes. These subsidiaries are not currently subject to federal cash income taxes by virtue of net operating losses incurred. The Company's nitrogen subsidiaries operating in Trinidad are subject to Trinidad taxes.

     The effective consolidated tax rate for 1999 was 30% (1998 -- 31%) of income before income taxes (exclusive of the goodwill impairment charges recorded in the third quarter of 1999). The reduction in total income tax expense was principally due to a deferred tax recovery of $48.6 million relating to the plant closures and impairment charge and lower income before income taxes.

RESEARCH AND DEVELOPMENT

     The Company maintains potash research and development facilities located in Saskatoon, Saskatchewan, employing approximately 30 persons who concentrate on improving efficiency in mine operations and product quality. Research continues on the use of three-dimensional seismic methods and other geophysical tools to detect geological disturbances in potash ore bodies. The Company is also proceeding with automation of mining machines and improving process control in mills. Other research includes new product development and measures to maintain and enhance product quality in transit and at offsite storage facilities. The Company funds research in agronomy through Potash & Phosphate Institute programs.

     The Company continues to evaluate ways to more fully automate its phosphate production facilities, including improvements to its beneficiation (mill), sulfuric acid and phosphoric acid plants. The Company is also exploring ways of further debottlenecking its phosphate and nitrogen production facilities, selectively adding capacity and otherwise enhancing production and process efficiencies through technological enhancements. The Aurora Facility has increased direct blending of gypsum and clays which the Company expects should reduce long-term gypsum handling and reclamation costs.

ENVIRONMENTAL MATTERS

     Certain environmental matters which are the subject of investigation or litigation are discussed under the heading "Legal Proceedings". The Company's operations are subject to numerous environmental requirements under Canadian, U.S., Chilean and Trinidad and Tobago federal, provincial, state and local laws and regulations. Such laws and regulations govern, among other matters, air emissions, waste water discharges, land use and reclamation and solid and hazardous waste management. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. In particular, Trinidad and Tobago governmental authorities are considering measures providing for the increased regulation of environmental matters, including the potential implementation of more stringent wastewater effluent standards which may require PCS Nitrogen to take certain actions to maintain compliance. Nonetheless, PCS Nitrogen does not currently expect that such legislation or regulations will have a material adverse effect on the Company's financial condition or results of operations.

     The Company believes that it is currently in material compliance with applicable environmental laws and regulations. The Company believes that it is well positioned to meet anticipated requirements under the applicable environmental laws and regulations. Although significant capital expenditures and operating costs have been incurred and will continue to be incurred on account of environmental laws and regulations, the Company does not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations or permit requirements, including the recently-enacted potash decommissioning regulations discussed below or changes in the ways that such laws and regulations are administered or interpreted. The Company anticipates that its routine expenditures related to environmental regulatory matters in 2000 will not differ materially from the previous year.

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

ENVIRONMENTAL EXPENDITURES

Reclamation and Restoration Costs

     Site restoration and reclamation costs have been accrued for various sites. At December 31, 1999, the Company had accrued the following amounts for site reclamation and restoration: $28.5 million for the Aurora Facility, $55.8 million for the White Springs, Florida Facility, $27.4 million for the Moab, Utah Facility, $0.6 million for various idle sulfur facilities, $18.4 million for certain Florida Favorite Fertilizer facilities, and $4.3 million for the Cassidy Lake Facility. The idle sulfur facilities were part of the acquisition of Texasgulf and are undergoing dismantlement and environmental restoration efforts. The current portion of restoration and reclamation costs accrued in 1999 totaled $22.7 million. These amounts represent the Company's current estimate of potential site restoration and reclamation costs as last assessed in December 1999. The expenditures are generally incurred over an extended period of time.

     Annual environmental expenditures for reclamation and restoration during the year ended December 31, 1999 were $79.3 million. Of this amount, $70.3 million was charged to operations, $3.1 million was capitalized and $5.9 million was charged against accrued reclamation costs.

Capping of By-product Gypsum Stacks

     In 1993, the State of Florida passed certain legislation requiring companies to reduce the potential environmental hazards associated with accumulations of by-product gypsum (gypsum stacks). The regulations implementing this legislation require companies to "cap" the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity (for the Company, in approximately 35 years), or after March 25, 2001 if groundwater standards are not being met. At December 31, 1999, a balance of $35.4 million was included in accrued reclamation costs for this gypsum stack capping requirement.

The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS (see "Permits and Regulatory Approvals").

     In North Carolina, on exhaustion of the mine's phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time.

Other Environmental Costs

     The Company's operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $20.2 million for the year ended December 31, 1999 as compared to $20.5 million for the year ended December 31, 1998.

Capital Expenditures

     The Company routinely undertakes capital projects to improve pollution control facilities. In 1999, a total of approximately $5.1 million in capital expenditures (exclusive of capitalized reclamation expenditures) was spent to meet the Company's environmental control objectives as compared to $9.9 million in 1998. The Company expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

     With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements. These requirements include existing and anticipated regulations under the U.S. federal Clean Air Act, particularly the 1990 amendments thereto, and under state law. In particular, both federal and state regulation of hazardous air pollutants (including ammonia in certain states) are expected to require additional air emission control equipment and increased operating expenditures at some U.S. facilities. Further, the U.S. Environmental Protection Agency ("EPA") has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards and has issued a number of regulations establishing requirements to reduce nitrogen oxide (NOx) emissions. The Company continues to monitor developments in these various programs and to assess their potential impact on the Company's operations.

     The federal Clean Air Act operating permit program is expected to require the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. If the Company undertakes facility expansion at its U.S. plants, a federal Prevention of Significant Deterioration or New Source Review Permit may need to be obtained prior to any such expansion of these facilities. Such permits would impose certain restrictions on air pollutant emissions from the expanded portions of such plants and compliance with those restrictions would likely require installation and use of additional pollution control devices.

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

     During the past ten years, EPA officials or EPA contractors have conducted and completed independent, limited site assessments at Aurora, Marseilles and Saltville facilities. The Company has no information indicating that any cleanup required in connection with the Aurora, Marseilles and Saltville sites will have a material adverse effect upon the Company's financial condition or results of operation. Further, the Company believes that if it has any material liability for such costs, it would have claims against third parties in connection with such liability. Any such claims would be based on statutory and/or common law causes of action against third parties, such as former owners, occupiers or disposers.

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

     PCS Joint Venture and its general partner, Potash Corporation of Saskatchewan (Florida) Inc. ("PCS Florida"), a wholly-owned subsidiary of the Company, are subject to various environmental laws of the federal and local governments in the United States, and from time to time investigations relating to such laws. Currently, the Florida Department of Environmental Protection ("FDEP") is conducting an investigation into soil and ground water contamination of a PCS Joint Venture fertilizer plant located in Lakeland, Florida and certain adjoining property. Assessment of the contamination of the plant site and of certain adjoining property is continuing. On April 8, 1997, FDEP filed a Complaint and Petition for Enforcement against PCS Joint Venture and others. The Company filed an Answer, Affirmative Defenses and Cross Claims on May 12, 1997. Discovery is still continuing in this litigation.

     On October 30, 1998, EPA notified the Company of potential liability under
Section 107(a) of CERCLA. On December 1, 1998, the Company replied to EPA's Initial Information Request. By letter dated February 8, 1999, the EPA notified PCS Joint Venture that the EPA was initiating a period for negotiations to assist in the preparation of an Administrative Order on Consent and a Remedial Investigation and Feasibility Study ("RI/FS") Work Plan. On October 13, 1999, PCS Joint Venture submitted to the EPA Phase I of a work plan to conduct a RI/FS of certain releases to the soil and groundwater of the PCS Joint Venture facility in Lakeland, Florida and other area properties (the "Landia Site"). On October 21, 1999, PCS Joint Venture signed an Administrative Order by Consent under which PCS Joint Venture agreed to conduct the RI/FS work. PCS Joint Venture is in the process of implementing the agreed upon RI/FS work plan. Starting in September 1999, the EPA conducted additional investigations of environmental conditions at focused areas of the Landia site. In February 2000, the EPA notified PCS Joint Venture and two other entities of the Agency's intent to undertake interim site response activities at specific areas of the Landia Site. The Notice letter also advised PCS Joint Venture of an opportunity to negotiate with the EPA regarding a commitment to conduct these site response activities pursuant to a proposed Administrative Order on Consent. On March 17, 2000 PCS Joint Venture and another entity advised the EPA that they had reached an agreement in principle between themselves and were willing, subject to the negotiation of an acceptable scope of work and Administrative Order on Consent, to undertake certain of the interim response activities at the Landia Site. PCS Joint Venture intends to defend itself vigorously in all legal proceedings while also continuing to work to assess and evaluate the nature and extent of the impacts at the Site. No final determination has yet been made of the nature, timing, or cost of remedial action that may be needed, and PCS Joint Venture is unable at present to determine whether and to what extent it may be able to recover any costs incurred from third parties.

     In June 1994, the Georgia Department of Natural Resources, Environmental Protection Division ("GEPD") wrote to PCS Joint Venture seeking certain environmental information regarding its Moultrie, Georgia location. In October 1994, an additional request for information was received from the EPA pursuant to Section 104(e) of CERCLA. Responses to both requests have been provided by PCS Joint Venture. Preliminary investigations have confirmed the presence of lead-contaminated soil at the site. The initial assessment is that this lead contamination is attributable to former operations at the site, the facilities of which were dismantled some time ago. However, a complete assessment of the site has not yet been completed, and the full nature and extent of the contamination cannot be quantified at this time. On September 30, 1997, the GEPD requested that Farmers Favorite Fertilizer submit a Compliance Status Report ("CSR") by March 30, 1998, pursuant to the applicable state site remediation program. A consultant prepared and submitted the CSR for Farmers Favorite Fertilizer. On September 22, 1998, GEPD requested that a revised CSR be prepared and submitted by December 31, 1998. On December 15, 1998, a Request for Extension to File the revised CSR was submitted to GEPD, seeking an extension to complete needed field work and correspondingly revise the CSR. GEPD and Farmers Favorite Fertilizer executed a Consent Order authorizing the extension. The revised CSR was submitted during March 1999. At the request of GEPD, Florida Favorite Fertilizer had prepared and had filed during July 1999 a Corrective Action Plan. No recommended course of action has yet been approved by GEPD.

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

     The Company received a request for information dated August 28, 1998, from the United States Department of Agriculture Forest Service ("USDA Forest Service") alleging that a subsidiary of Texasgulf, dissolved over forty-five years ago, may have contributed to environmental impacts in the Klamath National Forest in northern California. In a letter dated November 2, 1998, a representative of the Washoe Tribe of Nevada and California invited the Company to evaluate its potential liability and to participate in an assessment of natural resource damages in connection with the Leviathan mine in Northern California. The Company has advised the USDA Forest Service that the Company does not believe it is a potentially responsible party with respect to the alleged impacts. The Company has advised the Washoe Tribe that the Company did not wish to participate in the assessment.

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

     PCS Nitrogen, in 1991, voluntarily installed a remediation system at the Memphis plant to address certain contaminants found in the groundwater. In 1993, the Tennessee Department of Environment and Conservation ("TDEC") proposed to include the Memphis plant on the state's list of Inactive Hazardous Substance Sites, potentially requiring further assessment and remedial actions. In response to that proposal, PCS Nitrogen in 1994 entered into a consent agreement with the TDEC providing instead for its oversight and possible modification of PCS Nitrogen's current remedial action. While there can be no assurance that the Memphis plant will not be listed in the future, PCS Nitrogen does not expect that costs associated with such listing would have a material adverse effect on the Company's financial condition or results of operations.

     Since 1990, pursuant to ongoing negotiations with the Iowa Department of Natural Resources ("IDNR") PCS Nitrogen has administered a voluntary program to assess, and where necessary, remediate nitrates in groundwater at its now idled Clinton facility. As part of that program, PCS Nitrogen, with IDNR's approval, is currently addressing the presence of nitrates by: (i) participating in the creation of adjacent wetlands; (ii) phytoremediation (planting of trees to absorb nitrates); (iii) operation of a groundwater recovery trench with discharge through an existing water effluent outfall; and (iv) restoring approximately 100 acres of farmland to its natural state of grasses and woodlands. Although IDNR may require PCS Nitrogen to take further action in the future, PCS Nitrogen does not currently expect that the cost of such actions or the current program will have a material adverse effect on the Company's financial condition or results of operations.

     DSM, which conducts manufacturing operations immediately adjacent to the Augusta plant, is subject to certain corrective action requirements under its Resource Conservation and Recovery Act ("RCRA") hazardous waste management permit. Pursuant to these requirements, the GEPD identified a number of solid waste management units on DSM's property, including several on property formerly leased from DSM by PCS Nitrogen, for assessment and potential remediation. During 1996, PCS Nitrogen purchased the formerly leased land and the GEPD required PCS Nitrogen to enter into a corrective action consent order for the performance of the assessment and remediation actions which would have been required of DSM with respect to the purchased land under its RCRA permit. In November 1999, PCS Nitrogen submitted an amendment to its draft remediation investigation work plan to provide for the assessment of another area of contamination suspected to be present at a location along the PCS Nitrogen/DSM property boundary. Although GEPD has yet to approve the plan, PCS Nitrogen does not expect to incur material costs in connection with its implementation.

PERMITS AND REGULATORY APPROVALS

     Many of the Company's operations and facilities are required by federal, provincial, state and local environmental laws to obtain and operate in compliance with a range of permits and regulatory approvals. Such permits and approvals typically have to be renewed or reissued periodically. The Company may also become subject to new laws or regulations that require it to obtain new or additional permits or approvals. The Company believes that it is in material compliance with its current permits and regulatory approvals. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future permits and approvals may be more stringent and may require increased expenditures on the part of the Company.

     A significant portion of the Company's phosphate reserves in Aurora, North Carolina is located in wetlands and, under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the "Corps") before mining activity that will disturb the wetlands may occur. As part of the permit process for PCS Phosphate, the Corps issued a draft Environmental Impact Statement in January 1994 which was supplemented in May 1995. In 1997, PCS Phosphate received its required authorizations from the State of North Carolina and on August 14, 1997, the Corps issued a permit granting approval to mine certain areas described in the Environmental Impact Statement through 2017. The permit contains a section on wetlands mitigation approach and methods regarding wetland impacts associated with mining covered by the permit. The Company has acquired additional land adjacent to its Aurora, North Carolina facilities for mitigation purposes. In order to demonstrate the feasibility of such activities, as of December 31, 1999, the Company had created or restored 2,904 acres of wetlands.

     On May 6, 1999, the Southern Environmental Law Center ("SELC") and the Pamlico-Tar River Foundation ("PTRF") gave notice to the EPA and the Department of the Army of their intent to file a civil action under the citizens suit provisions of the Clean Water Act. To date, no such action has been filed. The notice letter asserts that the Army Corps of Engineers failed to comply with certain provisions of the Clean Water Act when it issued a permit to PCS Phosphate in August 1997. The notice letter also requests revocation of the permit. PCS Phosphate believes that the permit was properly issued. PCS Phosphate intends to monitor the status of this matter and take any steps needed to protect its ability to continue the operations authorized by the permit.

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

     Land reclamation at White Springs is currently performed pursuant to federal, state, and local regulatory approvals granted in 1996 and 1997 to implement the 1995 MOA between OxyChem and FDEP. The MOA provides for mitigation of mining impacts, particularly impacts to wetlands, to be done through funding of public acquisition of environmentally sensitive lands in the region. Land reclamation continues to be done on-site but is undertaken using the alternate standards of the MOA which do not require the on-site reclamation of wetlands and which allow for the construction of lands that are expected to be of greater future utility. The Company's contributions for the land acquisition program through 1999 totaled $4.2 million.

     White Springs has initiated a process for securing an additional federal permit and ancillary modifications of state and local regulatory approvals needed for continuation of mining operations beyond the expiration of its current federal permit in 2002. The process involves environmental studies of potential mining areas and evaluation of mine plan and reclamation alternatives. All affected regulatory authorities, various commenting agencies, and interested outside parties are participating in the process and completion of the process is targeted approximately for the conclusion of the year 2000. Applications covering an interim area to allow orderly continuation of operations were submitted to the federal and local authorities in 1999. Favorable action on those applications is anticipated in the first half of 2000. Selection of mine plan and reclamation alternatives and the results of the environmental studies could result in changes to reclamation and mitigation practices with higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect reserves and costs.

     The local government, with jurisdiction over the White Springs operations, is Hamilton County, Florida. In 1999, Hamilton County adopted extensive revisions to its mining and reclamation regulations. The Company participated in the development of these revisions, which would be applicable to future local approvals. The revisions principally address information and procedural requirements and are not expected to materially affect operating conditions or costs for White Springs.

     The Lima plant discharges wastewater to the Ottawa River under a National Pollutant Discharge Elimination System permit issued by the Ohio Environmental Protection Agency ("OEPA"). When the permit was renewed in 1989, the OEPA initially proposed to impose substantial limitations on certain substances present in the wastewater, based on concerns over the already impaired quality of the river water as a result of industrial or municipal discharges. The OEPA later agreed in an administrative settlement to a five year permit for the Lima plant with discharge conditions that were more acceptable to the Lima plant's prior owner, BP Chemicals Inc. The permit expired in 1994 and was administratively extended and renewed by the OEPA in July 1996, for a shorter than customary term ending October 31, 1997. In July 1999, the OEPA granted PCS Nitrogen's permit renewal application for a term ending March 31, 2004, without substantial additional discharge limitations. Nonetheless, the OEPA may again seek to impose discharge reductions in the future which may require the installation of improved treatment technology, the cost of which will depend on the limitations ultimately imposed.

POTASH DECOMMISSIONING REGULATIONS

     The environmental regulatory authority in the Province of Saskatchewan has adopted regulations which require owners or operators of potash mines to produce decommissioning and reclamation plans including provisions for financial assurance. These plans, which are subject to the approval of the responsible Minister, require that a financial assurance plan be established within one year following approval of the decommissioning and reclamation plans. Pursuant to the regulations, the Company filed decommissioning plans for each of the Company's Saskatchewan mines with the responsible Minister in the spring of 1997. In February 1998, the Company was advised that, although the technical aspects of the plans were acceptable, the regulatory authority does not accept the schedule proposed in the plans for decommissioning the waste salt piles. Following discussions between the provincial potash industry and the regulatory agency, it was agreed to establish a joint government-industry task force to produce a mutually acceptable, cost-benefit analysis of the available decommissioning options. Because of the uncertainty regarding the final nature of the decommissioning plan, the timing of its implementation and the structure of the financial assurance mechanism, the Company is unable, at this time, to accurately estimate the financial implications to the Company.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held for each of the executive officers of the Company as at March 24, 2000 are as follows:

                                               SERVED
NAME                                     AGE   SINCE    POSITION HELD
----                                     ---   ------   -------------
CHARLES E. CHILDERS....................  67     1987    Chairman of the Board
WILLIAM J. DOYLE.......................  49     1987    President and Chief Executive Officer
WAYNE R. BROWNLEE......................  47     1988    Senior Vice President, Finance and Treasurer
                                                        and Chief Financial Officer
JOHN GUGULYN...........................  64     1987    Senior Vice President, Administration
JOHN L.M. HAMPTON......................  46     1988    Senior Vice President, General Counsel and
                                                        Secretary
BARRY E. HUMPHREYS.....................  56     1976    Senior Vice President, Chief Information
                                                        Officer
BETTY-ANN L. HEGGIE....................  46     1981    Senior Vice President, Corporate Relations
THOMAS J. REGAN........................  55     1995    President, PCS Phosphate
GARTH W. MOORE.........................  51     1982    President, PCS Potash
JAMES F. DIETZ.........................  53     1997    President, PCS Nitrogen
G. DAVID DELANEY.......................  39     1997    President, PCS Sales
DENIS A. SIROIS........................  44     1978    Vice President and Corporate Controller

     All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Childers retired as Chief Executive Officer of the Company on June 30, 1999; Mr. Doyle was President and Chief Operating Officer of the Company from July 1, 1998 to July 1, 1999; was President PCS Sales from March 1997 to July 1998 and Executive Vice President, Potash and Sales, of the Company from 1995 until March 1997. On April 27, 1995, Mr. Hampton, Mr. Brownlee, and Ms. Heggie were promoted from Vice President to Senior Vice President. Prior to March 1997, Mr. Moore was Senior Vice President, Technical Services of the Company and prior to April 1995, he was Vice President, Technical Services. Mr. Dietz was Vice President, Manufacturing of Arcadian Corporation from 1993 to March 1997 and Executive Vice President of PCS Nitrogen from March 1997 to July 1998. Mr. Sirois was Controller of the Company prior to 1997. Mr. Regan was Executive Vice President of PCS Phosphate from March 1997 to July 1999, and Vice President, Administration from 1995 to 1997. Prior to 1995, he was Vice President, Phosphate Production -- Aurora and Vice President International Marketing & Raw Material Purchasing for Texasgulf. On July 12, 1999, Mr. Brownlee was appointed to Senior Vice President Finance and Treasurer and Chief Financial Officer. Mr. Brownlee was Senior Vice President Expansion and Development from May 1995 to July 1999. On July 12, 1999, Mr. Humphreys was appointed Senior Vice President and Chief Information Officer. Mr. Humphreys was Senior Vice President Finance and Treasurer and Chief Financial Officer from December 1989 to July 1999. Mr. Delaney was appointed President, PCS Sales on March 24, 2000. Mr. Delaney was Vice President, Industrial Sales of PCS Sales from March 1997 to March 24, 2000 and was Vice President Agricultural Sales East for Arcadian Corporation prior to March 1997.

     The terms and conditions of Mr. Childers' employment with the Company are governed by an employment agreement, the current term of which expires June 30, 2002 and pursuant to which Mr. Childers served as Chairman of the Board and Chief Executive Officer of the Company until June 30, 1999 and shall continue to serve as Chairman of the Board and as a special advisor to the Company to June 30, 2002.

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

     On January 8, 1988, Commerce signed a suspension agreement with all of the potash producers in Canada, suspending the dumping investigation by Commerce. The agreement stipulated that each producer's minimum price for potash sold in the United States was based upon a formula determined by Commerce for each producer that was designed to limit any dumping by that producer in the future. Compliance with the agreement was monitored by Commerce.

     In accordance with procedures established by the Uruguay Round Agreements Act, Commerce and the U.S. International Trade Commission initiated a "sunset" review of the suspended investigation on April 1, 1999. Since no domestic interested party filed a notice of intent to participate in the review within the deadline provided in its regulations, Commerce issued a notice automatically terminating the suspended dumping investigation effective January 1, 2000. The suspended investigation and the suspension agreement both terminated on that date.

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. The complaint sought treble damages and other relief. PCS and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit. On February 17, 2000, the Eighth Circuit, en banc, affirmed Judge Kyle's summary judgment ruling. The plaintiffs have indicated that they intend to file a petition requesting the United States Supreme Court to review the decision of the Eighth Circuit. That petition must be filed by May 17, 2000.

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

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams, Peter H. Kesser, and David Alyea, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. In addition, Mr. Alyea's complaint names Charles Childers, John Gugulyn, and John Hampton as additional defendants and alleges that the defendants interfered with and conspired to interfere with his employment agreement, and did not accurately state their intentions in entering into the assumption agreement. The complaints of Mr. Campbell, Mr. Williams, Mr. Kesser, and Mr. Alyea seek damages in excess of $22.2 million, $6.2 million, $3.7 million, and $4.2 million, respectively. In addition, on October 14, 1997, Charles Lance, a former officer of Arcadian Corporation, filed a lawsuit in the same court against the Company also alleging breaches of his employment agreement and the related assumption agreement. Mr. Lance seeks damages in an amount exceeding $3.0 million. Each complaint also seeks certain additional unspecified damages. On August 11, 1998, the Court ruled that the Company had assumed the obligations of the employment agreements and that equitable claims and defenses asserted against the executives for breaches of fiduciary duties, corporate waste, and self-dealing should be asserted by PCS Nitrogen in the state court action described below. Trial with respect to the claims of Mr. Campbell, Mr. Williams and Mr. Kesser commenced on August 17, 1998 and concluded on August 25, 1998. On December 1, 1998 the court entered judgments in the amounts of $12.7 million, $3.2 million, and $2.6 million in favor of Mr. Campbell, Mr. Williams and Mr. Kesser, subject to additional amounts sufficient to offset the impact of certain excise taxes, if applicable. These judgments have been appealed to the United States Court of Appeals for the Sixth Circuit, where oral argument was heard on March 9, 2000. The Company has settled the claim of Mr. Alyea for $700,000 and $50,000 of attorneys fees (subject to the application for additional fees) and the claim of Mr. Lance for a total amount of $600,000. The District Court, on August 13, 1999, awarded plaintiffs a total of $2,410,254 for legal expenses.

     On September 15, 1997, the Company and PCS Nitrogen filed an action in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against J. Douglas Campbell, Peter H. Kesser, Alfred L. Williams, Charles W. Lance, Jr., and David L. Alyea, for declaratory relief and damages. The Company and PCS Nitrogen alleged that the defendants, all former executives of Arcadian, committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the employment agreements each of them had with Arcadian. In addition, the Company and PCS Nitrogen also sought a declaratory judgment with respect to the unenforceability of the employment agreements. On October 14, 1997, the defendants removed this action from the Circuit Court of Tennessee to the United States District Court for the Western District of Tennessee. On October 21, 1997, the five defendants filed counterclaims: (i) under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), against PCS Nitrogen, (ii) alleging that the Company and PCS Nitrogen unlawfully interfered with their attainment of benefits under their employment agreements, and (iii) incorporating by reference all claims asserted in their individually filed complaints. The damages sought by the defendants in these counterclaims appear substantially equivalent to the damages sought in their individually filed suits as plaintiffs. On July 20, 1998 the federal court dismissed all of the former executives' claims under ERISA and remanded the case to state court, where it remains pending. Pursuant to the settlements with Mr. Alyea and Mr. Lance, the claims and counterclaims as they concern these individuals have been non-suited.

     Management of the Company, having consulted with legal counsel, believes that the lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

GEISMAR FACILITY INVESTIGATION

     On May 11 and May 12, 1999, representatives of the EPA, Federal Bureau of Investigation, and other state and local agencies ("governmental agencies") executed a search warrant issued by the United States District Court for the Middle District of Louisiana on the Company's Geismar facility ("Geismar Facility") in connection with a grand jury investigation. In executing the search warrant, the governmental agencies seized documents and electronic media, performed environmental sampling, and interviewed Geismar Facility employees and contract employees. In addition, the governmental agencies have contacted former Geismar Facility employees in connection with the investigation. The Company has also been served with grand jury subpoenas requesting documents and other information from the Geismar Facility and PCS Nitrogen's headquarters in Memphis, Tennessee. The grand jury investigation is continuing. The Company is also conducting its own internal investigation. The Company cannot predict at this time what may result from the governments' investigation or whether any such result would have a material adverse effect on the Company.

LAKELAND, FLORIDA PROCEEDING

     On September 23, 1999, an action was served on PCS Joint Venture and eight other defendants on behalf of a class of persons living in the vicinity of the site who claim to have suffered damages as a result of releases from the PCS Joint Venture facility in Lakeland, Florida and other area properties (the "Landia Site"). PCS Joint Venture intends to defend itself vigorously in this action, while also continuing to work to assess and evaluate the nature and extent of the impacts at the site.

ENVIRONMENTAL PROCEEDINGS

     For a description of certain environmental proceedings involving the Company, see "Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under "Common Share Prices and Volumes", "Shareholder Information -- Ownership" and "10-Year Report" in the registrant's 1999 Annual Report is incorporated herein by reference.

     Dividends paid to U.S. holders of Common Shares, who do not use the shares in carrying on a business in Canada, will be subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980) (the "Convention"), the rate of withholding is generally reduced to 15 percent. Subject to certain limitations, the Canadian withholding tax will be treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders will generally not be subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information under "10-Year Report" in the registrant's 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1999 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements contained in the registrant's 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under "Election of Directors" in the 2000 Proxy Circular is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Company" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under "Executive Compensation" in the 2000 Proxy Circular is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under "Ownership of Shares" and "Election of Directors" in the 2000 Proxy Circular is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Election of Directors" and "Executive Compensation" in the 2000 Proxy Circular is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed as Part of this Report

1.   Consolidated Financial Statements in Annual Report

Auditors' Report............................................     44
Consolidated Statements of Financial Position...............     45
Consolidated Statements of Income and Retained Earnings.....     46
Consolidated Statements of Cash Flow........................     47
Notes to the Consolidated Financial Statements..............  48-63

2.   Schedules

     All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements.

3.   Exhibits

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
  2      Agreement and Plan of Merger dated September 2, 1996, as
         amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
         2(a) to Amendment Number 2 to the registrant's Form S-4
         (File No. 333-17841).
 3(a)    Restated Articles of Incorporation of the registrant dated
         October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
         10-K for the year ended December 31, 1995 (the "1995 Form
         10-K").
 3(b)    Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)    Term Credit Agreement between The Bank of Nova Scotia and
         other financial institutions and the registrant dated
         October 4, 1996, incorporated by reference to Exhibit 4(b)
         to the registrant's Form S-4 (File No. 333-17841).
 4(b)    First Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
         reference to Exhibit 4(b) to the registrant's report on Form
         10-K for the year ended December 31, 1997 (the "1997 Form
         10-K").
 4(c)    Second Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
         reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)    Third Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
         reference to Exhibit 4(d) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1998.
 4(e)    Fourth Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by
         reference to exhibit 4(e) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1999 (the
         "Third Quarter 1999 Form 10-Q").
 4(f)    Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
         incorporated by reference to Exhibit 4(a) to the
         registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(a)    Suspension Agreement concerning Potassium Chloride from
         Canada dated January 7, 1988, among U.S. Department of
         Commerce, the registrant, International Minerals and
         Chemical (Canada) Limited, Noranda, Inc. (Central Canada
         Potash Co.), Potash Company of America, a Division of Rio
         Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
         Ltd., Potash Company of Canada Limited, Agent for
         Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
         incorporated by reference to Exhibit 10(a) to the
         registrant's registration statement on Form F-1 (File No.
         33-31303) (the "F-1 Registration Statement").
10(b)    Sixth Voting Agreement dated April 22, 1978, between Central
         Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales and Texasgulf Inc., incorporated by
         reference to Exhibit 10(f) to the F-1 Registration
         Statement.
10(c)    Canpotex Limited Shareholders Seventh Memorandum of
         Agreement effective April 21, 1978, between Central Canada
         Potash, Division of Noranda Inc., Cominco Ltd.,
         International Minerals and Chemical Corporation (Canada)
         Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
         amended by Canpotex S & P amending agreement dated November
         4, 1987, incorporated by reference to Exhibit 10(g) to the
         F-1 Registration Statement.
10(d)    Producer Agreement dated April 21, 1978, between Canpotex
         Limited and PCS Sales, incorporated by reference to Exhibit
         10(h) to the F-1 Registration Statement.
10(e)    Agreement of Limited Partnership of Arcadian Fertilizer,
         L.P. dated as of March 3, 1992 (form), and the related
         Certificate of Limited Partnership of Arcadian Fertilizer,
         L.P., filed with the Secretary of State of the State of
         Delaware on March 3, 1992 (incorporated by reference to
         Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
         Registration Statement on Form S-1 (File No. 33-45828)).
10(f)    Amendment to Agreement of Limited Partnership of Arcadian
         Fertilizer, L.P. and related Certificates of Limited
         Partnership of Arcadian Fertilizer, L.P. filed with the
         Secretary of State of the State of Delaware on March 6, 1997
         and November 26, 1997, incorporated by reference to Exhibit
         10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(g)    Geismar Complex Services Agreement dated June 4, 1984,
         between Honeywell International, Inc. and Arcadian
         Corporation, incorporated by reference to Exhibit 10.4 to
         Arcadian Corporation's Registration Statement on Form S-1
         (File No. 33-34357).
10(h)    Canpotex/PCS Amending Agreement, dated with effect October
         1, 1992, incorporated by reference to Exhibit 10(f) to the
         1995 Form 10-K.
10(i)    Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
         dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)    Esterhazy Restated Mining and Processing Agreement dated
         January 31, 1978, between International Minerals and
         Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)    Agreement dated December 21, 1990, between International
         Minerals & Chemical Corporation (Canada) Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
         Form 10-K for the year ended December 31, 1990.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(l)    Agreement effective August 27, 1998, between International
         Minerals & Chemical (Canada) Global Limited and the
         registrant, amending the Esterhazy Restated Mining and
         Processing Agreement dated January 31, 1978 (as amended),
         incorporated by reference to Exhibit 10(l) to the 1998 Form
         10-K.
10(m)    Agreement effective August 31, 1998, among International
         Minerals & Chemical (Canada) Global Limited, International
         Minerals & Chemical (Canada) Limited Partnership and the
         registrant assigning the interest in the Esterhazy Restated
         Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
         Global Limited to International Minerals & Chemical (Canada)
         Limited Partnership, incorporated by reference to Exhibit
         10(m) to the 1998 Form 10-K.
10(n)    Operating Agreement dated May 11, 1993, between BP Chemicals
         Inc. and Arcadian Ohio, L.P., as amended by the First
         Amendment to the Operating Agreement dated as of November
         20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
         ("First Amendment"), incorporated by reference to Exhibit
         10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
         First Amendment which is incorporated by reference to
         Arcadian Corporation's report on Form 10-K for the year
         ended December 31, 1995.
10(o)    Second Amendment to Operating Agreement between BP
         Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
         November 25, 1996, incorporated by reference to Exhibit
         10(k) to the 1997 Form 10-K.
10(p)    Manufacturing Support Agreement dated May 11, 1993, between
         BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
         current report on Form 8-K for the report event dated May
         11, 1993.
10(q)    First Amendment to Manufacturing Support Agreement between
         BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
         November 25, 1996, incorporated by reference to Exhibit
         10(l) to the 1997 Form 10-K.
10(r)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
         Quarter 1997 Form 10-Q").
10(s)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)    Amended and Restated Agreement for Lease dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)    Amended and Restated Lease Agreement dated as of May 16,
         1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Nitrogen Leasing Company, Limited
         Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(r) to the Second
         Quarter 1997 Form 10-Q.
10(w)    Amended and Restated Purchase Option Agreement dated as of
         May 16, 1997, between Trinidad Ammonia Company, Limited
         Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
         incorporated by reference to Exhibit 10(s) to the Second
         Quarter 1997 Form 10-Q.
10(x)    Agreement dated January 1, 1997 between the registrant and
         Charles E. Childers, incorporated by reference to Exhibit
         10(s) to the 1997 Form 10-K.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(y)    Potash Corporation of Saskatchewan Inc. Stock Option Plan -
         Directors, as amended November 3, 1999, incorporated by
         reference to Exhibit 10(y) to the Third Quarter 1999 Form
         10-Q.
10(z)    Potash Corporation of Saskatchewan Inc. Stock Option Plan -
         Officers and Key Employees, as amended November 3, 1999,
         incorporated by reference to Exhibit 10(z) to the Third
         Quarter 1999 Form 10-Q.
10(aa)   Short-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(w) to the
         Second Quarter 1997 Form 10-Q.
10(bb)   Long-Term Incentive Plan of the registrant, as amended May
         7, 1997, incorporated by reference to Exhibit 10(x) to the
         Second Quarter 1997 Form 10-Q.
10(cc)   Resolution and Forms of Agreement for Supplemental
         Retirement Income Plan, for officers and key employees of
         the registrant, incorporated by reference to Exhibit 10(o)
         to the 1995 Form 10-K.
10(dd)   Forms of Agreement dated December 30, 1994, between the
         registrant and certain officers of the registrant,
         concerning a change in control of the registrant,
         incorporated by reference to Exhibit 10(p) to the 1995 Form
         10-K.
10(ee)   Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
         to the 1995 Form 10-K.
10(ff)   Supplemental Retirement Benefits Plan, for eligible
         employees of PCS Phosphate Company, Inc., incorporated by
         reference to Exhibit 10(s) to the 1995 Form 10-K.
10(gg)   Second Amended and Restated Membership Agreement dated
         January 1, 1995, among Phosphate Chemicals Export
         Association, Inc. and members of such association, including
         Texasgulf Inc., incorporated by reference to Exhibit 10(t)
         to the 1995 Form 10-K.
10(hh)   International Agency Agreement dated January 1, 1995,
         between Phosphate Chemicals Export Association, Inc. and
         Texasgulf Inc. establishing Texasgulf Inc. as exclusive
         marketing agent for such association's wet phosphatic
         materials, incorporated by reference to Exhibit 10(u) to the
         1995 Form 10-K.
10(ii)   General Partnership Agreement forming Albright & Wilson
         Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
         10-K.
10(jj)   Amendment to the Albright & Wilson Company General
         Partnership agreement dated March 23, 2000.
10(kk)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ll)   Amending Resolution and revised forms of agreement regarding
         Supplemental Retirement Income Plan of the registrant,
         incorporated by reference to Exhibit 10(x) to the
         registrant's report on Form 10-Q for the quarterly period
         ended June 30, 1996.
10(mm)   Shareholder Rights Agreement as amended and restated on
         March 2, 1998, incorporated by reference to Schedule B to
         the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11       Statement re Computation of Per Share Earnings.
13       1999 Annual Report
21       Subsidiaries of the Registrant
23       Consent of Deloitte & Touche LLP.
27       Financial Data Schedule.

(b) Reports on Form 8-K

     On October 22, 1999, the registrant filed a report on Form 8-K regarding a press release issued on October 21, 1999 announcing certain one-time corporate charges and plant closures.

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

                                     POTASH CORPORATION OF SASKATCHEWAN INC.

                                     By: /s/ WILLIAM J. DOYLE
                                       -----------------------------------------
                                       William J. Doyle
                                       President & Chief Executive Officer
                                       March 27, 2000

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

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
         /s/ CHARLES E. CHILDERS            Chairman of the Board                       March 27, 2000
------------------------------------------
           Charles E. Childers

          /s/ WAYNE R. BROWNLEE             Senior Vice President, Finance and          March 27, 2000
------------------------------------------  Treasurer and Chief Financial Officer
            Wayne R. Brownlee

           /s/ WILLIAM J. DOYLE             President and Chief Executive Officer       March 27, 2000
------------------------------------------
             William J. Doyle

          /s/ ISABEL B. ANDERSON            Director                                    March 27, 2000
------------------------------------------
            Isabel B. Anderson

          /s/ DOUGLAS J. BOURNE             Director                                    March 27, 2000
------------------------------------------
            Douglas J. Bourne

     /s/ HON. WILLARD Z. ESTEY, Q.C.        Director                                    March 27, 2000
------------------------------------------
        Hon. Willard Z. Estey, Q.C

            /s/ DALLAS J. HOWE              Director                                    March 27, 2000
------------------------------------------
              Dallas J. Howe

          /s/ DONALD E. PHILLIPS            Director                                    March 27, 2000
------------------------------------------
            Donald E. Phillips

          /s/ PAUL J. SCHOENHALS            Director                                    March 27, 2000
------------------------------------------
            Paul J. Schoenhals

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
           /s/ DARYL K. SEAMAN              Director                                    March 27, 2000
------------------------------------------
             Daryl K. Seaman

      /s/ E. ROBERT STROMBERG, Q.C.         Director                                    March 27, 2000
------------------------------------------
         E. Robert Stromberg, Q.C

             /s/ JACK G. VICQ               Director                                    March 27, 2000
------------------------------------------
               Jack G. Vicq

          /s/ BARRIE A. WIGMORE             Director                                    March 27, 2000
------------------------------------------
            Barrie A. Wigmore

             /s/ PAUL S. WISE               Director                                    March 27, 2000
------------------------------------------
               Paul S. Wise

           /s/ THOMAS J. WRIGHT             Director                                    March 27, 2000
------------------------------------------
             Thomas J. Wright

                               EXHIBIT INDEX
                               -------------
  2     Agreement and Plan of Merger dated September 2, 1996, as
        amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
        2(a) to Amendment Number 2 to the registrant's Form S-4
        (File No. 333-17841).
 3(a)   Restated Articles of Incorporation of the registrant dated
        October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
        10-K for the year ended December 31, 1995 (the "1995 Form
        10-K").
 3(b)   Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)   Term Credit Agreement between The Bank of Nova Scotia and
        other financial institutions and the registrant dated
        October 4, 1996, incorporated by reference to Exhibit 4(b)
        to the registrant's Form S-4 (File No. 333-17841).
 4(b)   First Amending Agreement to Term Credit Agreement between
        The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
        reference to Exhibit 4(b) to the registrant's report on Form
        10-K for the year ended December 31, 1997 (the "1997 Form
        10-K").
 4(c)   Second Amending Agreement to Term Credit Agreement between
        The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
        reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)   Third Amending Agreement to Term Credit Agreement between
        The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
        reference to Exhibit 4(d) to the registrant's report on Form
        10-Q for the quarterly period ended September 30, 1998.
 4(e)   Fourth Amending Agreement to Term Credit Agreement between
        The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by
        reference to exhibit 4(e) to the registrant's report on Form
        10-Q for the quarterly period ended September 30, 1999 (the
        "Third Quarter 1999 Form 10-Q").
 4(f)   Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
        incorporated by reference to Exhibit 4(a) to the
        registrant's report on Form 8-K dated June 18, 1997.

                               EXHIBIT INDEX
                               -------------
10(a)   Suspension Agreement concerning Potassium Chloride from
        Canada dated January 7, 1988, among U.S. Department of
        Commerce, the registrant, International Minerals and
        Chemical (Canada) Limited, Noranda, Inc. (Central Canada
        Potash Co.), Potash Company of America, a Division of Rio
        Algom Limited, S & P Canada, II (Kalium Chemicals), Cominco
        Ltd., Potash Company of Canada Limited, Agent for
        Denison-Potacan Potash Co. and Saskterra Fertilizers Ltd.,
        incorporated by reference to Exhibit 10(a) to the
        registrant's registration statement on Form F-1 (File No.
        33-31303) (the "F-1 Registration Statement").
10(b)   Sixth Voting Agreement dated April 22, 1978, between Central
        Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
        International Minerals and Chemical Corporation (Canada)
        Limited, PCS Sales and Texasgulf Inc., incorporated by
        reference to Exhibit 10(f) to the F-1 Registration
        Statement.
10(c)   Canpotex Limited Shareholders Seventh Memorandum of
        Agreement effective April 21, 1978, between Central Canada
        Potash, Division of Noranda Inc., Cominco Ltd.,
        International Minerals and Chemical Corporation (Canada)
        Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
        amended by Canpotex S & P amending agreement dated November
        4, 1987, incorporated by reference to Exhibit 10(g) to the
        F-1 Registration Statement.
10(d)   Producer Agreement dated April 21, 1978, between Canpotex
        Limited and PCS Sales, incorporated by reference to Exhibit
        10(h) to the F-1 Registration Statement.
10(e)   Agreement of Limited Partnership of Arcadian Fertilizer,
        L.P. dated as of March 3, 1992 (form), and the related
        Certificate of Limited Partnership of Arcadian Fertilizer,
        L.P., filed with the Secretary of State of the State of
        Delaware on March 3, 1992 (incorporated by reference to
        Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
        Registration Statement on Form S-1 (File No. 33-45828)).
10(f)   Amendment to Agreement of Limited Partnership of Arcadian
        Fertilizer, L.P. and related Certificates of Limited
        Partnership of Arcadian Fertilizer, L.P. filed with the
        Secretary of State of the State of Delaware on March 6, 1997
        and November 26, 1997, incorporated by reference to Exhibit
        10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(g)   Geismar Complex Services Agreement dated June 4, 1984,
        between Honeywell International, Inc. and Arcadian
        Corporation, incorporated by reference to Exhibit 10.4 to
        Arcadian Corporation's Registration Statement on Form S-1
        (File No. 33-34357).
10(h)   Canpotex/PCS Amending Agreement, dated with effect October
        1, 1992, incorporated by reference to Exhibit 10(f) to the
        1995 Form 10-K.
10(i)   Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
        dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(j)   Esterhazy Restated Mining and Processing Agreement dated
        January 31, 1978, between International Minerals and
        Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)   Agreement dated December 21, 1990, between International
        Minerals & Chemical Corporation (Canada) Limited and the
        registrant, amending the Esterhazy Restated Mining and
        Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
        Form 10-K for the year ended December 31, 1990.

                               EXHIBIT INDEX
                               -------------
10(l)   Agreement effective August 27, 1998, between International
        Minerals & Chemical (Canada) Global Limited and the
        registrant, amending the Esterhazy Restated Mining and
        Processing Agreement dated January 31, 1978 (as amended),
        incorporated by reference to Exhibit 10(l) to the 1998 Form
        10-K.
10(m)   Agreement effective August 31, 1998, among International
        Minerals & Chemical (Canada) Global Limited, International
        Minerals & Chemical (Canada) Limited Partnership and the
        registrant assigning the interest in the Esterhazy Restated
        Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
        Global Limited to International Minerals & Chemical (Canada)
        Limited Partnership, incorporated by reference to Exhibit
        10(m) to the 1998 Form 10-K.
10(n)   Operating Agreement dated May 11, 1993, between BP Chemicals
        Inc. and Arcadian Ohio, L.P., as amended by the First
        Amendment to the Operating Agreement dated as of November
        20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
        ("First Amendment"), incorporated by reference to Exhibit
        10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
        First Amendment which is incorporated by reference to
        Arcadian Corporation's report on Form 10-K for the year
        ended December 31, 1995.
10(o)   Second Amendment to Operating Agreement between BP
        Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
        November 25, 1996, incorporated by reference to Exhibit
        10(k) to the 1997 Form 10-K.
10(p)   Manufacturing Support Agreement dated May 11, 1993, between
        BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
        current report on Form 8-K for the report event dated May
        11, 1993.
10(q)   First Amendment to Manufacturing Support Agreement between
        BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
        November 25, 1996, incorporated by reference to Exhibit
        10(l) to the 1997 Form 10-K.
10(r)   Amended and Restated Agreement for Lease dated as of May 16,
        1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
        Quarter 1997 Form 10-Q").
10(s)   Amended and Restated Lease Agreement dated as of May 16,
        1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)   Amended and Restated Agreement for Lease dated as of May 16,
        1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)   Amended and Restated Lease Agreement dated as of May 16,
        1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)   Amended and Restated Purchase Option Agreement dated as of
        May 16, 1997, between Nitrogen Leasing Company, Limited
        Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
        incorporated by reference to Exhibit 10(r) to the Second
        Quarter 1997 Form 10-Q.
10(w)   Amended and Restated Purchase Option Agreement dated as of
        May 16, 1997, between Trinidad Ammonia Company, Limited
        Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
        incorporated by reference to Exhibit 10(s) to the Second
        Quarter 1997 Form 10-Q.
10(x)   Agreement dated January 1, 1997 between the registrant and
        Charles E. Childers, incorporated by reference to Exhibit
        10(s) to the 1997 Form 10-K.

                               EXHIBIT INDEX
                               -------------
10(y)   Potash Corporation of Saskatchewan Inc. Stock Option Plan -
        Directors, as amended November 3, 1999, incorporated by
        reference to Exhibit 10(y) to the Third Quarter 1999 Form
        10-Q.
10(z)   Potash Corporation of Saskatchewan Inc. Stock Option Plan -
        Officers and Key Employees, as amended November 3, 1999,
        incorporated by reference to Exhibit 10(z) to the Third
        Quarter 1999 Form 10-Q.
10(aa)  Short-Term Incentive Plan of the registrant, as amended May
        7, 1997, incorporated by reference to Exhibit 10(w) to the
        Second Quarter 1997 Form 10-Q.
10(bb)  Long-Term Incentive Plan of the registrant, as amended May
        7, 1997, incorporated by reference to Exhibit 10(x) to the
        Second Quarter 1997 Form 10-Q.
10(cc)  Resolution and Forms of Agreement for Supplemental
        Retirement Income Plan, for officers and key employees of
        the registrant, incorporated by reference to Exhibit 10(o)
        to the 1995 Form 10-K.
10(dd)  Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant,
        concerning a change in control of the registrant,
        incorporated by reference to Exhibit 10(p) to the 1995 Form
        10-K.
10(ee)  Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
        to the 1995 Form 10-K.
10(ff)  Supplemental Retirement Benefits Plan, for eligible
        employees of PCS Phosphate Company, Inc., incorporated by
        reference to Exhibit 10(s) to the 1995 Form 10-K.
10(gg)  Second Amended and Restated Membership Agreement dated
        January 1, 1995, among Phosphate Chemicals Export
        Association, Inc. and members of such association, including
        Texasgulf Inc., incorporated by reference to Exhibit 10(t)
        to the 1995 Form 10-K.
10(hh)  International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and
        Texasgulf Inc. establishing Texasgulf Inc. as exclusive
        marketing agent for such association's wet phosphatic
        materials, incorporated by reference to Exhibit 10(u) to the
        1995 Form 10-K.
10(ii)  General Partnership Agreement forming Albright & Wilson
        Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
        10-K.
10(jj)  Amendment to the Albright & Wilson Company General
        Partnership agreement dated March 23, 2000.
10(kk)  Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ll)  Amending Resolution and revised forms of agreement regarding
        Supplemental Retirement Income Plan of the registrant,
        incorporated by reference to Exhibit 10(x) to the
        registrant's report on Form 10-Q for the quarterly period
        ended June 30, 1996.
10(mm)  Shareholder Rights Agreement as amended and restated on
        March 2, 1998, incorporated by reference to Schedule B to
        the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11      Statement re Computation of Per Share Earnings.
13      1999 Annual Report
21      Subsidiaries of the Registrant
23      Consent of Deloitte & Touche LLP.
27      Financial Data Schedule.