Form 10-Q
period 2000-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2000-05-11
CIK 855931

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As at April 30, 2000, Potash Corporation of Saskatchewan Inc. (the "Company") had 52,503,272 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net sales...................................................  $590,583    $549,341
Cost of goods sold..........................................   456,928     427,300
                                                              --------    --------
GROSS MARGIN................................................   133,655     122,041
                                                              --------    --------
Selling and administrative..................................    22,192      29,441
Provincial mining and other taxes...........................    26,202      24,768
Other income................................................   (21,325)     (6,217)
                                                              --------    --------
                                                                27,069      47,992
                                                              --------    --------
OPERATING INCOME............................................   106,586      74,049
INTEREST EXPENSE............................................    14,488      14,175
                                                              --------    --------
INCOME BEFORE INCOME TAXES..................................    92,098      59,874
INCOME TAXES (NOTE 5).......................................    20,472      20,357
                                                              --------    --------
NET INCOME..................................................    71,626      39,517
RETAINED EARNINGS, BEGINNING OF PERIOD......................   424,359     889,676
DIVIDENDS...................................................   (13,266)    (13,207)
                                                              --------    --------
RETAINED EARNINGS, END OF PERIOD............................  $482,719    $915,986
                                                              ========    ========
NET INCOME PER SHARE (NOTE 6)...............................  $   1.34    $   0.73
                                                              ========    ========
DIVIDENDS PER SHARE (NOTE 7)................................  $   0.25    $   0.24
                                                              ========    ========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   28,832      $   44,037
  Accounts receivable.......................................     305,636         269,264
  Inventories (Note 4)......................................     355,629         377,232
  Prepaid expenses..........................................      44,837          35,702
                                                              ----------      ----------
                                                                 734,934         726,235
Property, plant and equipment...............................   2,869,879       2,877,060
Goodwill....................................................     108,639         109,378
Other assets................................................     220,171         204,157
                                                              ----------      ----------
                                                              $3,933,623      $3,916,830
                                                              ==========      ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................  $  468,602      $  474,504
  Accounts payable and accrued charges......................     379,173         349,062
  Current portion of long-term debt.........................       7,333           7,437
                                                              ----------      ----------
                                                                 855,108         831,003
Long-term debt..............................................     436,865         437,020
Deferred income tax liability...............................     419,638         409,371
Accrued post-retirement/post-employment benefits............     149,519         148,409
Accrued reclamation costs...................................      83,441         112,175
Other non-current liabilities and deferred credits..........      22,357          16,466
                                                              ----------      ----------
                                                               1,966,928       1,954,444
                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................   1,190,883       1,216,533
Contributed Surplus.........................................     293,093         321,494
Retained Earnings...........................................     482,719         424,359
                                                              ----------      ----------
                                                               1,966,695       1,962,386
                                                              ----------      ----------
                                                              $3,933,623      $3,916,830
                                                              ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income..................................................  $  71,626    $  39,517
Items not affecting cash
  Depreciation and amortization.............................     49,537       49,078
  (Gain) loss on disposal of assets.........................    (16,279)          99
  Provision for deferred income tax.........................      8,189       11,803
  Provision for post-retirement/post-employment benefits....      1,110          512
                                                              ---------    ---------
                                                                114,183      101,009
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................    (24,057)       7,731
  Inventories...............................................     20,695        9,936
  Prepaid expenses..........................................     (9,124)      (8,772)
  Accounts payable and accrued charges......................     26,883      (13,522)
  Current income taxes......................................      1,233        8,272
Accrued reclamation costs...................................     (1,453)      (3,538)
Other non-current liabilities and deferred credits..........      5,891         (737)
                                                              ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES.......................    134,251      100,379
                                                              ---------    ---------
INVESTING ACTIVITIES
Acquisition of Albright & Wilson Company (Note 3)...........    (32,000)          --
Additions to property, plant and equipment..................    (29,443)     (14,034)
Proceeds from disposal of assets............................      3,148          283
(Additions to) disposal of other assets.....................    (17,682)       6,852
                                                              ---------    ---------
CASH USED IN INVESTING ACTIVITIES...........................    (75,977)      (6,899)
                                                              ---------    ---------
CASH BEFORE FINANCING ACTIVITIES............................     58,274       93,480
                                                              ---------    ---------
FINANCING ACTIVITIES
Repayment of long-term debt.................................       (259)    (115,554)
Proceeds from short-term debt...............................    138,065           --
Repayment of short-term debt................................   (143,967)      (1,982)
Dividends...................................................    (13,266)     (13,207)
Repurchase of shares........................................    (54,429)          --
Issuance of shares..........................................        377          539
                                                              ---------    ---------
CASH USED IN FINANCING ACTIVITIES...........................    (73,479)    (130,204)
                                                              ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (15,205)     (36,724)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     44,037       67,971
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  28,832    $  31,247
                                                              =========    =========
Supplemental cash flow disclosure
  Interest paid.............................................  $   8,654    $  11,862
  Income taxes paid.........................................  $   9,675    $     282

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. ("PCS") and its principal operating subsidiaries (the "Company" except to the extent the context otherwise requires):

     -- PCS Sales (Canada) Inc.
          -- PCS Sales (Iowa), Inc.
          -- PCS Sales (Indiana), Inc.
          -- PCS Joint Venture, LP
     -- Potash Corporation of Saskatchewan Transport Limited
     -- PCS Sales (USA), Inc.
     -- PCS Phosphate Company, Inc.
          -- PCS Purified Phosphates (formerly Albright & Wilson Company) -- White Springs Agricultural Chemicals, Inc.
     -- PCS Nitrogen, Inc.
          -- PCS Nitrogen Fertilizer, L.P.
          -- PCS Nitrogen Ohio, L.P.
          -- PCS Nitrogen Limited
          -- PCS Nitrogen Fertilizer Limited
          -- PCS Nitrogen Trinidad Limited
     -- PCS Cassidy Lake Company
     -- PCS Yumbes S.C.M.
     -- PCS Fosfatos do Brasil Ltda.

2.   CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 3461 of the Canadian Institute of Chartered Accountants Handbook "Employee Future Benefits". Under this accounting policy, the cost of post-retirement/post-employment benefits are recognized over the periods in which employees render services to the Company in return for such benefits. The effect of this change on prior period financial statements and current period results is not significant.

3.   ACQUISITION OF ALBRIGHT & WILSON COMPANY

     On March 23, 2000 the Company acquired the remaining 50 percent partnership interest in Albright & Wilson Company ("A&W"). A&W is an industrial phosphoric acid manufacturer with plants in Aurora, NC and Cincinnati, OH. Concurrent with the completion of the acquisition, the name of A&W was changed to PCS Purified Phosphates.

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Purified Phosphates have been included in the consolidated financial statements from March 24, 2000.

     Net assets acquired were:

Working capital.............................................    $12,013
Property, plant and equipment...............................     11,212
Other assets................................................      8,775
                                                                -------
Net assets acquired.........................................    $32,000
                                                                =======

     The following unaudited pro forma financial information presents the combined results of operations of the Company and PCS Purified Phosphates as if the acquisition had occurred at the beginning of the periods presented. There were no significant pro forma adjustments.

     The unaudited consolidated financial statements and the pro forma amounts are based on a preliminary allocation of the purchase price. However, changes to the unaudited consolidated financial statements and pro forma amounts are expected as evaluations of assets and liabilities are completed and additional information becomes available. Accordingly, the final allocated values may differ from the amounts set forth in the unaudited consolidated financial statements and below.

     The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the future results of operations of the combined company or the results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                     ----------------------
                                                       2000         1999
                                                     ---------    ---------
                                                     (UNAUDITED PRO FORMA)
Net sales..........................................  $605,028     $562,968
Operating income...................................  $110,172     $ 77,578
Net income.........................................  $ 74,100     $ 41,994
Net income per share...............................  $   1.39     $   0.77

4.   INVENTORIES

                                                     MARCH 31,     DECEMBER 31,
                                                       2000            1999
                                                    -----------    ------------
                                                    (UNAUDITED)
Finished product..................................    $141,519       $165,301
Materials and supplies............................     108,790        110,615
Raw materials.....................................      39,369         53,329
Work in process...................................      65,951         47,987
                                                      --------       --------
                                                      $355,629       $377,232
                                                      ========       ========

5.   INCOME TAXES

     The Company's effective consolidated income tax rate approximates 27 percent; however, the gain on the sale of the shares of Moab Salt Inc. in February 2000, (for which there is no tax effect), has resulted in a lower rate for this quarter.

6.   NET INCOME PER SHARE

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the three months ended March 31, 2000 of 53,420,000 (1999 -- 54,249,000).

7.   DIVIDENDS

     Prior to June 30, 1999 the Company declared its dividends in Canadian dollars. Subsequent to that date, the Company declared its dividends in US dollars.

8.   SEGMENT INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices. The phosphate business segment includes the gain on sale of Moab Salt Inc. of $16,278 as the shares were owned by a subsidiary of the Company in the phosphate business segment.

                                                   THREE MONTHS ENDED MARCH 31, 2000
                                                              (UNAUDITED)
                                    ----------------------------------------------------------------
                                     POTASH     PHOSPHATE    NITROGEN    ALL OTHERS     CONSOLIDATED
                                    --------    ---------    --------    -----------    ------------
Net sales -- third party..........  $181,415    $205,673     $203,495     $     --        $590,583
Inter-segment net sales...........     3,813         627       12,835           --              --
Gross margin......................    93,530      27,296       12,829           --         133,655
Operating income (loss)...........    67,818      41,146        9,427      (11,805)        106,586

                                                   THREE MONTHS ENDED MARCH 31, 1999
                                                              (UNAUDITED)
                                    ----------------------------------------------------------------
                                     POTASH     PHOSPHATE    NITROGEN    ALL OTHERS     CONSOLIDATED
                                    --------    ---------    --------    -----------    ------------
Net sales -- third party..........  $147,044    $230,778     $171,519     $     --        $549,341
Inter-segment net sales...........     3,936         633       11,270           --              --
Gross margin......................    80,213      45,672       (3,844)          --         122,041
Operating income (loss)...........    54,903      45,670      (10,517)     (16,007)         74,049

9.   PLANT CLOSURES AND OFFICE CONSOLIDATION

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, IA and LaPlatte, NE; a phosphate feed plant at Saltville, VA; and a phosphate terminal at Jacksonville, FL. The Company also began the consolidation of its Raleigh, NC and Memphis, TN administrative offices with the Company's office in Chicago, IL.

                                 ACCRUED BALANCE                                         ACCRUED BALANCE
                                  DECEMBER 31,                     AMOUNT    RESERVE        MARCH 31,
                                      1999          ADJUSTMENTS     PAID     UTILIZED         2000
                                 ---------------    -----------    ------    --------    ---------------
PLANT CLOSURES
Severance......................      $ 2,734           $  --       $1,514     $   --         $ 1,220
Decommissioning................          284             165          449         --              --
Environmental remediation......        1,908            (165)         508         --           1,235
Contractual commitments........        6,462              --          271         --           6,191
Non-cash parts inventory
  writedown....................        8,185              --           --      1,985           6,200
Non-cash writedown of property,
  plant and equipment..........       27,078             321           --        103          27,296
                                     -------           -----       ------     ------         -------
                                      46,651             321        2,742      2,088          42,142
OFFICE CONSOLIDATION
Severance......................        6,215              --          791         --           5,424
Contractual commitments........        3,000              --        1,246         --           1,754
                                     -------           -----       ------     ------         -------
                                     $55,866           $ 321       $4,779     $2,088         $49,320
                                     =======           =====       ======     ======         =======

     All on-site inventory at Clinton and LaPlatte has been sold and the decommissioning of the ammonia storage tanks at Clinton has been completed. The decommissioning of the ammonia storage tanks at LaPlatte is expected to be completed by the end of the second quarter. The Company has contracted out the demolition of the Clinton facility (at a cost of approximately $45) and demolition activity at Clinton has commenced. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is approved it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not approved, demolition is expected to start in the second quarter. The Company expects that demolition or sale of both sites will be completed by the end of the year. There are three employees remaining at each site, two of whom will be remaining until the demolition is complete.

     The Company is currently in negotiations for the sale of the Saltville site. Dismantling procedures are continuing with two employees remaining at the site.

     Environmental remediation procedures at the phosphate terminal at Jacksonville have been completed. All employees have either transferred to other facilities or left the Company. There will be ongoing security and maintenance costs until such time as the site is sold but it is expected that these costs will not be significant.

     The office consolidation is proceeding according to plan. As of March 31, 2000, 16 employees have left the Company. The remainder of the employees that will not be relocating to Chicago are expected to leave by the end of the third quarter of 2000.

10. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

     A description of certain significant differences between Canadian GAAP and US GAAP follows:

     MARKETABLE SECURITIES: The Company's investment in Israel Chemicals Ltd. ("ICL") is stated at cost. US GAAP would require that this investment be classified as available-for-sale and be stated at market value.

     PROPERTY, PLANT AND EQUIPMENT AND GOODWILL: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP as provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets, whereas under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets.

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

     PRE-OPERATING COSTS: Operating costs incurred during the start-up phase of new projects are deferred until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP would require that these costs be expensed as incurred.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization under Canadian GAAP is higher than under US GAAP as the net book values of property, plant and equipment and goodwill under Canadian GAAP are higher than under US GAAP.

     STOCK-BASED COMPENSATION: In 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company has decided to continue to apply APB Opinion 25 for measurement of compensation of employees.

     THE APPLICATION OF US GAAP, AS DESCRIBED ABOVE, WOULD HAVE HAD THE FOLLOWING APPROXIMATE EFFECTS ON NET INCOME, NET INCOME PER SHARE, TOTAL ASSETS AND SHAREHOLDERS' EQUITY:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                    (UNAUDITED)
Net income as reported -- Canadian GAAP.....................  $   71,626    $   39,517
Items increasing (decreasing) reported net income
  Pre-operating costs.......................................      (2,712)           --
  Depreciation and amortization.............................       2,441            --
                                                              ----------    ----------
Approximate net income -- US GAAP...........................  $   71,355    $   39,517
                                                              ==========    ==========
Weighted average shares outstanding -- US GAAP..............  53,420,000    54,249,000
                                                              ==========    ==========
Approximate net income per share -- US GAAP.................  $     1.34    $     0.73
                                                              ==========    ==========

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Total assets as reported -- Canadian GAAP...................  $3,933,623      $3,916,830
Items increasing (decreasing) reported total assets
  Available-for-sale security (unrealized holding gain).....      39,645          26,212
  Property, plant and equipment.............................    (166,524)       (168,632)
  Pre-operating costs.......................................      (7,317)         (4,605)
  Goodwill..................................................     (48,988)        (49,321)
                                                              ----------      ----------
Approximate total assets -- US GAAP.........................  $3,750,439      $3,720,484
                                                              ==========      ==========

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP.....  $1,966,695      $1,962,386
Items increasing (decreasing) reported shareholders' equity
  Other comprehensive income, net of tax....................      26,664          16,858
  Pre-operating costs.......................................      (7,317)         (4,605)
  Property, plant and equipment.............................    (166,524)       (168,632)
  Goodwill..................................................     (48,988)        (49,321)
  Deferred income taxes.....................................      51,970          51,970
                                                              ----------      ----------
Approximate shareholders' equity -- US GAAP.................  $1,822,500      $1,808,656
                                                              ==========      ==========

11. COMPARATIVE FIGURES

     Certain of the prior period's figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared on a nutrient basis (which is now consistent with the business segment basis) with reference to the consolidated financial statements reported under Canadian GAAP.

OVERVIEW

                                               THREE MONTHS ENDED MARCH 31
                                              -----------------------------
                                                          % OF                   % OF         %
($MILLIONS)                                    2000     NET SALES     1999     NET SALES    CHANGE
-----------                                   ------    ---------    ------    ---------    ------
Net Sales
  North American............................  $418.1        71       $418.1        76         --
  Offshore..................................   172.5        29        131.2        24         31
                                              ------       ---       ------       ---        ---
                                              $590.6       100       $549.3       100          8
                                              ======       ===       ======       ===        ===
Gross Margin................................  $133.7        23       $122.0        22         10
                                              ======       ===       ======       ===        ===
Operating Income............................  $106.6        18       $ 74.0        13         44
                                              ======       ===       ======       ===        ===
Net Income..................................  $ 71.6        12       $ 39.5         7         81
                                              ======       ===       ======       ===        ===
Net Income per Share (dollars)..............  $ 1.34        --       $ 0.73        --         84
                                              ======       ===       ======       ===        ===
Gross Margin by Nutrient(1)
  Potash....................................  $ 93.5        52       $ 80.2        55         17
                                              ======       ===       ======       ===        ===
  Phosphate.................................  $ 27.3        13       $ 45.6        20        (40)
                                              ======       ===       ======       ===        ===
  Nitrogen..................................  $ 12.9         6       $ (3.8)       (2)       439
                                              ======       ===       ======       ===        ===

---------------

(1) Based on net sales by nutrient.

     Record first quarter domestic and offshore potash sales volumes and higher nitrogen prices as compared to first quarter 1999 were the primary factors which led to an 8 percent increase in net sales revenue. Operating income also benefited from the $16.3 million gain on the disposal of the shares of Moab Salt Inc. ("Moab") in February. Net income increased due to the above three factors and the reduction in the effective consolidated income tax rate from 34 percent in the first quarter of 1999 to 27 percent (exclusive of the gain on sale of Moab) in the first quarter of this year.

POTASH REVENUE

                                            THREE MONTHS ENDED MARCH 31
                         -----------------------------------------------------------------
                                 2000 NET SALES                    1999 NET SALES                     % CHANGE
                         -------------------------------   -------------------------------   --------------------------
                                                 AVERAGE                           AVERAGE                      AVERAGE
                           REVENUE     TONNES     PRICE      REVENUE     TONNES     PRICE                        PRICE
                         ($MILLIONS)   (000'S)   PER MT    ($MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                         -----------   -------   -------   -----------   -------   -------   -------   ------   -------
North American.........    $ 72.7         921    $78.88      $ 70.6         844    $83.65       3         9       (6)
Offshore...............     108.7       1,313    $82.81        76.4         897    $85.19      42        46       (3)
                           ------       -----    ------      ------       -----    ------      --        --       --
                           $181.4       2,234    $81.19      $147.0       1,741    $84.44      23        28       (4)
                           ======       =====    ======      ======       =====    ======      ==        ==       ==

     Record first quarter purchases by China and increased sales to Brazil, India, Indonesia, Vietnam and Malaysia resulted in record first quarter offshore sales volumes. North American sales volumes also set a new record primarily due to an early spring season and favourable weather for fertilizer application. Average prices in the offshore markets were below first quarter 1999 levels primarily due to product mix and increases in ocean freight costs due to higher fuel prices. North American prices were flat as compared to fourth quarter 1999.

PHOSPHATE REVENUE

                                            THREE MONTHS ENDED MARCH 31
                         -----------------------------------------------------------------
                                 2000 NET SALES                    1999 NET SALES                     % CHANGE
                         -------------------------------   -------------------------------   --------------------------
                                                 AVERAGE                           AVERAGE                      AVERAGE
                           REVENUE     TONNES     PRICE      REVENUE     TONNES     PRICE                        PRICE
                         ($MILLIONS)   (000'S)   PER MT    ($MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                         -----------   -------   -------   -----------   -------   -------   -------   ------   -------
Fertilizer -- liquids...   $ 54.7         270    $202.83     $ 63.2         268    $235.74     (14)       1       (14)
Fertilizer -- DAP......      63.5         423     149.94       80.6         429     187.85     (21)      (1)      (20)
Feed...................      56.6         240     235.86       53.8         222     241.65       5        8        (2)
Industrial.............      30.9         109     283.96       33.2         110     303.41      (7)      --        (6)
                           ------       -----    -------     ------       -----    -------     ---       --       ---
                           $205.7       1,042    $197.44     $230.8       1,029    $224.25     (11)       1       (12)
                           ======       =====    =======     ======       =====    =======     ===       ==       ===

     Lower North American liquid sales volumes were more than offset by higher offshore sales volumes to Asia, resulting in a marginal increase in overall liquid sales volumes as compared to first quarter 1999. Average prices were down compared to 1999 due to anticipated additional supply coming on stream in Australia and India.

     Flat North American DAP sales volumes combined with lower offshore sales volumes led to a marginal decrease in DAP sales volumes as compared to 1999. Prices were down due to the before-mentioned anticipation of additional supply.

     Higher export feed sales volumes, which were the result of a recovery in the Asian markets over first quarter 1999, more than offset lower North American sales volumes to result in higher feed sales volumes as compared to 1999. These higher sales volumes resulted in increased net sales revenue even though prices were down due to competitive pressures.

     Industrial sales volumes were flat as compared to 1999. Reduced prices due to customer and product mix resulted in lower industrial sales revenues.

NITROGEN REVENUE

                                            THREE MONTHS ENDED MARCH 31
                         -----------------------------------------------------------------
                                 2000 NET SALES                    1999 NET SALES                     % CHANGE
                         -------------------------------   -------------------------------   --------------------------
                                                 AVERAGE                           AVERAGE                      AVERAGE
                           REVENUE     TONNES     PRICE      REVENUE     TONNES     PRICE                        PRICE
                         ($MILLIONS)   (000'S)   PER MT    ($MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                         -----------   -------   -------   -----------   -------   -------   -------   ------   -------
Ammonia................    $ 37.3         293    $127.45     $ 48.5         512    $ 94.69     (23)     (43)       35
Urea...................      59.5         437     136.00       51.7         461     112.08      15       (5)       21
Solutions..............      27.5         436      63.17       31.5         501      62.86     (13)     (13)       --
Other..................      35.8         506      70.63       30.1         562      53.50      19      (10)       32
                           ------       -----    -------     ------       -----    -------     ---      ---       ---
                            160.1       1,672      95.75      161.8       2,036      79.47      (1)     (18)       20
Purchased..............      43.4         339     128.09        9.7          92     106.49     345      270        20
                           ------       -----    -------     ------       -----    -------     ---      ---       ---
                           $203.5       2,011    $101.18     $171.5       2,128    $ 80.59      19       (6)       26
                           ======       =====    =======     ======       =====    =======     ===      ===       ===
Fertilizer.............    $111.0       1,102    $100.73     $ 97.7       1,206    $ 80.99      14       (9)       24
Non-fertilizer.........      92.5         909     101.72       73.8         922      80.07      25       (1)       27
                           ------       -----    -------     ------       -----    -------     ---      ---       ---
                           $203.5       2,011    $101.18     $171.5       2,128    $ 80.59      19       (6)       26
                           ======       =====    =======     ======       =====    =======     ===      ===       ===

     Prices for all nitrogen products were higher than in the first quarter of 1999. These higher prices were primarily the result of reductions in supply due to temporary and permanent plant shutdowns (including the temporary shutdown of two of the Company's plants in Trinidad).

     Sales volumes of manufactured products decreased as compared to the first quarter of 1999 primarily due to the permanent closure of the Company's plants in Clinton, IA and LaPlatte, NE and the temporary shutdown of two of the Company's plants in Trinidad during the first quarter. Sales volumes of purchased products increased as purchased products replaced manufactured products in order to satisfy established customer demand.

     Non-fertilizer sales volumes and revenue increased from 43 percent in first quarter 1999 to 45 percent in first quarter 2000. This reflects the Company's continued efforts to grow the industrial side of the business. Non-fertilizer prices increased more than fertilizer prices did during the quarter.

COST OF GOODS SOLD

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------      %
                                                               2000       1999      CHANGE
                                                              -------    -------    ------
Potash production (KCl) tonnage (000's).....................    2,233      1,723      30
Phosphate production (P(2)0(5)) tonnage (000's).............      524        535      (2)
Nitrogen production (N) tonnage (000's).....................      587        885     (34)
Potash unit cost of sales ($)...............................  $ 39.33    $ 38.38       2
Phosphate unit cost of sales ($)............................  $171.23    $179.87      (5)
Manufactured nitrogen unit cost of sales ($)................  $ 88.82    $ 81.90       8
Depreciation and amortization ($millions)...................  $  49.5    $  49.1       1

     Potash production set a new quarterly record. Potash unit cost of sales increased as compared to first quarter 1999 primarily due to a stronger Canadian dollar and more product sourced from New Brunswick. These higher costs were partially offset by lower costs due to 9.7 fewer shutdown weeks.

     Phosphate unit cost of sales decreased due to improved mining conditions at Aurora which resulted in lower rock costs as compared to the first quarter of 1999. Lower per unit costs of sulphur more than offset the higher per unit costs of ammonia.

     The per unit cost of manufactured nitrogen products increased primarily due to lower production volumes as a result of the temporary shutdown of two of the Company's plants in Trinidad and higher gas costs. The average per unit cost of natural gas increased over first quarter 1999 due to more US-based production during the quarter (due to the temporary shutdown of two of the Company's plants in Trinidad) and higher natural gas costs. Natural gas costs at the Company's US plants benefited from the natural gas hedging program which mitigated the effect of the recent increases in US natural gas prices.

EXPENSES

                                                               THREE MONTHS
                                                                  ENDED
                                                                 MARCH 31
                                                              --------------      %
($MILLIONS)                                                   2000     1999     CHANGE
-----------                                                   -----    -----    ------
Selling and Administrative..................................  $22.2    $29.4     (25)
Provincial Mining and Other Taxes...........................   26.2     24.8       6
Interest....................................................   14.5     14.2       2
Income Taxes................................................   20.5     20.4      --

     Selling and administrative expenses decreased primarily due to a reduction in the amortization of goodwill and cost containment.

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold.

     Saskatchewan provincial mining and other taxes increased in the first quarter of 2000 due to an increase in the Saskatchewan corporate capital tax. The Potash Production Tax was flat as compared to 1999 primarily due to less Saskatchewan-sourced sales tonnes and a stronger Canadian dollar which resulted in lower per-tonne margins.

     Interest expense in the first quarter of 2000 increased due to an increase in interest expense on short-term debt relating to the Company's commercial paper program. This increase was largely offset by reduced interest expense on long-term debt due to a reduction of the weighted average long-term debt outstanding from $881.2 million in the first quarter of 1999 to $444.3 million in 2000. The weighted average interest rate on the long-term debt outstanding was 6.8 percent in the first quarter of 2000 (1999 -- 6.1 percent).

     PCS and certain subsidiaries are subject to federal income taxes (which includes the Large Corporations Tax) and provincial income taxes in Canada. The Company's subsidiaries which operate in the United States are subject to US federal and state income taxes; these subsidiaries are currently not subject to federal cash income tax by virtue of net operating losses incurred. The Company's nitrogen subsidiaries which operate in Trinidad are subject to Trinidad taxes.

     The effective consolidated tax rate for the first quarter of 2000 was 27 percent (1999 -- 34 percent) of income before income taxes (exclusive of the gain on sale of Moab, for which there was no tax effect). The decrease in the effective rate is primarily due to revisions to earnings estimates.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------      %
($MILLIONS)                                                    2000       1999      CHANGE
-----------                                                   -------    -------    ------
Cash provided by operating activities.......................  $134.3     $100.4        34
Cash used in investing activities...........................    76.0        6.9     1,001
Cash used in financing activities...........................    73.5      130.2       (44)

     The increase in cash provided by operating activities in the first quarter of 2000 was primarily due to an increase in net income of $15.8 million (exclusive of the gain on sale of Moab) and an increase of $20.7 million in cash from working capital.

     The increase in cash used in investing activities was primarily due to the purchase of A&W ($32.0 million), the purchase of rights to certain manufacturing technology ($11.1 million) and the purchase of property plant and equipment ($15.4 million, which includes the final payment on the sulphur vessel).

     Cash used in financing activities was primarily to repurchase shares and to pay dividends. The Company paid dividends of $13.3 million in the first quarter of 2000 (1999 -- $13.2 million) and repurchased shares for $54.4 million.

     The Company has a syndicated credit facility which provides for unsecured advances of up to $778.0 million (less the amount of commercial paper outstanding), none of which was outstanding at March 31, 2000. In addition, the Company has short-term lines of credit for up to $291.6 million in borrowing (less letters of credit of $27.7 million), of which $70.0 million was outstanding at March 31, 2000. The Company is authorized to borrow up to a maximum of $500.0 million under the commercial paper program of which $398.6 was outstanding at March 31, 2000. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement.

     The Company believes that internally generated cash flow, as supplemented by borrowing from existing financing sources, will be sufficient to meet the Company's anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2000.

PLANT CLOSURES AND OFFICE CONSOLIDATION

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, IA and LaPlatte, NE; a phosphate feed plant at Saltville, VA; and a phosphate terminal at Jacksonville, FL. The Company also began the consolidation of its Raleigh, NC and Memphis, TN administrative offices with the Company's office in Chicago, IL.

     All on-site inventory at Clinton and LaPlatte has been sold and the decommissioning of the ammonia storage tanks at Clinton has been completed. The decommissioning of the ammonia storage tanks at LaPlatte is expected to be completed by the end of the second quarter. The Company has contracted out the demolition of the Clinton facility (at a cost of approximately $0.45 million) and demolition activity at Clinton has commenced. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is approved it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not approved, demolition is expected to start in the second quarter. The Company expects that demolition or sale of both sites will be completed by the end of the year. There are three employees remaining at each site, two of whom will be remaining until the demolition is complete.

     The Company is currently in negotiations for the sale of the Saltville site. Dismantling procedures are continuing with two employees remaining at the site.

     Environmental remediation procedures at the phosphate terminal at Jacksonville have been completed. All employees have either transferred to other facilities or left the Company. There will be ongoing security and maintenance costs until such time as the site is sold but it is expected that these costs will not be significant.

     The office consolidation is proceeding according to plan. As of March 31, 2000, 16 employees have left the Company. The remainder of the employees that will not be relocating to Chicago are expected to leave by the end of the third quarter of 2000.

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

     North American fertilizer demand is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. On March 31, 2000 the USDA released estimates of planted acres for 2000. US farmers are projected to commit more acres to corn, soybeans and cotton in 2000. These crops are among the largest North American users of fertilizers which should support domestic fertilizer usage.

     The Company sells a significant amount of potash and phosphate into countries in the offshore markets. These countries fertilizer consumers purchase fertilizer to grow cash crops for export and to grow food for internal use. Recent estimates by outside consultants suggest that fertilizer consumption in these markets will rise by 3 percent this year.

     The Company also sells product in the non-fertilizer markets which are affected by North American economic growth. The outlook for North American economic growth should translate into increased demand for these upgraded products.

     The effect of such anticipated increase in demand for fertilizer and non-fertilizer products will be offset to the degree that additional capacity is built. This year, approximately 3.5 million tonnes of new ammonia production and
2.5 million tonnes of new phosphate production are expected to come on stream.

     Domestic sales volumes were strong in the first quarter. The early spring season and favourable weather for fertilizer application may have moved some domestic volumes from the second quarter of 2000 into the first quarter of 2000, however, it is too early to determine what total consumption will be. Offshore potash sales volumes are expected to remain strong in the second quarter.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. The Company is currently planning 5 shutdown weeks in the second quarter of 2000 as compared to 10 weeks in the same period in 1999. Production costs are also affected by the strength of the Canadian dollar, natural gas costs and sourcing of product sales.

     Phosphate processing costs are primarily affected by the cost of ammonia, sulphur and rock mining conditions. Relative to 1999, in the second quarter higher ammonia costs are expected to more than offset lower sulphur and rock mining costs.

     Prices for liquid and solid phosphate fertilizers are expected to continue under pressure due to additional capacity coming on stream, lower imports by India and China and lower liquid contract prices. Overall, phosphate sales volumes are fairly evenly distributed throughout the year.

     Market prices for nitrogen products have outperformed initial expectations but there are no assurances that they will remain at those levels. Sales volumes of manufactured products will depend on when the two Trinidad plants return to production.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. A continuation of high spot prices may cause natural gas costs to increase in the second quarter as compared to 1999.

     The Company's strong first-quarter earnings should not be used as a yardstick in estimating earnings for the remainder of 2000. New supply coming on stream in the second half paints a bearish picture for pricing in phosphate and nitrogen. The Company expects most of its 2000 profitability to be in the first half of the year, with total earnings from continuing operations for the year approaching 1999 levels.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the "Outlook" section, relating to the period after March 31, 2000, are forward-looking statements subject to significant uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; potential higher costs incurred in connection with restructuring charges as compared to costs estimated for purposes of calculating such charges; uncertainty and variations in future discounted and undiscounted net cash flows from use together with residual values estimated for purposes of calculating asset impairment; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis and sales can be expected to shift from one period to another.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2000, the Company's estimated derivative commodity instruments market risk exposure was $24.4 million
(1999 -- $30.5 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2000 through 2005, will generally relate to changes in the spot price of anticipated natural gas purchases.

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


10(a)     Sixth Voting Agreement dated April 22, 1978, between Central
          Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration
          Statement.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(b)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(c)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(d)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(e)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(f)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(g)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(h)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(i)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(j)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(k)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(l)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(m)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(n)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(o)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(p)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(q)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(r)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(s)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(x)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended November 3, 1999, incorporated by reference to Exhibit 10(y) to the Third Quarter 1999 Form
          10-Q.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Officers and Key Employees, as amended November 3,
          1999, incorporated by reference to Exhibit 10(z) to the
          Third Quarter 1999 Form 10-Q.
10(z)     Short-Term Incentive Plan of the registrant effective
          January 2000.
10(aa)    Long-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(x) to the
          Second Quarter 1997 Form 10-Q.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(bb)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(cc)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(dd)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ee)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.
10(ff)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(gg)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.
10(hh)    General Partnership Agreement forming Albright & Wilson
          Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
          10-K.
10(ii)    Amendment to the Albright & Wilson Company General
          Partnership Agreement dated March 23, 2000, incorporated by reference to Exhibit 10(jj) to the registrant's report on
          Form 10-K for the year ended December 31, 1999 (the "1999
          Form 10-K").
10(jj)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(kk)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(ll)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the registrant during the quarterly period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

May 11, 2000
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                            Senior Vice President, General
                                            Counsel and Secretary

May 11, 2000
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                            Senior Vice President, Finance and
                                            Treasurer, and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
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


10(a)     Sixth Voting Agreement dated April 22, 1978, between Central
          Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration
          Statement.
10(b)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
10(d)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(e)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(f)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(g)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(h)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(i)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(j)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(k)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(l)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(m)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(n)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(o)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
10(p)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(q)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(r)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(s)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(x)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended November 3, 1999, incorporated by reference to Exhibit 10(y) to the Third Quarter 1999 Form
          10-Q.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Officers and Key Employees, as amended November 3,
          1999, incorporated by reference to Exhibit 10(z) to the
          Third Quarter 1999 Form 10-Q.
10(z)     Short-Term Incentive Plan of the registrant effective
          January 2000.
10(aa)    Long-Term Incentive Plan of the registrant, as amended May
          7, 1997, incorporated by reference to Exhibit 10(x) to the
          Second Quarter 1997 Form 10-Q.
10(bb)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(cc)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(dd)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ee)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
10(ff)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(gg)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.
10(hh)    General Partnership Agreement forming Albright & Wilson
          Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
          10-K.
10(ii)    Amendment to the Albright & Wilson Company General
          Partnership Agreement dated March 23, 2000, incorporated by reference to Exhibit 10(jj) to the registrant's report on
          Form 10-K for the year ended December 31, 1999 (the "1999
          Form 10-K").
10(jj)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(kk)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(ll)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.