Form 10-Q
period 2000-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2000-08-10
CIK 855931

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10351

                    POTASH CORPORATION OF SASKATCHEWAN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             SASKATCHEWAN, CANADA                                   N/A
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
           122 -- 1ST AVENUE SOUTH                                S7K 7G3
       SASKATOON, SASKATCHEWAN, CANADA                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     As at July 31, 2000, Potash Corporation of Saskatchewan Inc. (the "Company") had 52,416,469 Common Shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     These interim consolidated financial statements do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the most recent annual financial statements. In management's opinion, the unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

                    POTASH CORPORATION OF SASKATCHEWAN INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30                   JUNE 30
                                               --------------------    ------------------------
                                                 2000        1999         2000          1999
                                               --------    --------    ----------    ----------
Net sales....................................  $560,815    $564,483    $1,151,398    $1,113,824
Cost of goods sold...........................   438,368     423,764       895,296       851,064
                                               --------    --------    ----------    ----------
GROSS MARGIN.................................   122,447     140,719       256,102       262,760
                                               --------    --------    ----------    ----------
Selling and administrative...................    26,497      28,373        48,689        57,814
Provincial mining and other taxes............    21,616      22,901        47,818        47,669
Other income.................................   (22,876)     (6,822)      (44,201)      (13,039)
                                               --------    --------    ----------    ----------
                                                 25,237      44,452        52,306        92,444
                                               --------    --------    ----------    ----------
OPERATING INCOME.............................    97,210      96,267       203,796       170,316
INTEREST EXPENSE.............................    14,854      11,417        29,342        25,592
                                               --------    --------    ----------    ----------
INCOME BEFORE INCOME TAXES...................    82,356      84,850       174,454       144,724
INCOME TAXES (NOTE 5)........................    22,236      23,060        42,708        43,417
                                               --------    --------    ----------    ----------
NET INCOME...................................  $ 60,120    $ 61,790       131,746       101,307
                                               ========    ========
RETAINED EARNINGS, BEGINNING OF PERIOD.......                             424,359       889,676
DIVIDENDS....................................                             (26,110)      (26,593)
                                                                       ----------    ----------
RETAINED EARNINGS, END OF PERIOD.............                          $  529,995    $  964,390
                                                                       ==========    ==========
NET INCOME PER SHARE (NOTE 6)................  $   1.15    $   1.14    $     2.49    $     1.87
                                               ========    ========    ==========    ==========
DIVIDENDS PER SHARE (NOTE 7).................  $   0.24    $   0.25    $     0.49    $     0.49
                                               ========    ========    ==========    ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   31,034      $   44,037
  Accounts receivable.......................................     281,706         269,264
  Inventories (Note 4)......................................     388,344         377,232
  Prepaid expenses..........................................      39,341          35,702
                                                              ----------      ----------
                                                                 740,425         726,235
Property, plant and equipment...............................   2,904,192       2,877,060
Goodwill....................................................     107,900         109,378
Other assets................................................     228,168         204,157
                                                              ----------      ----------
                                                              $3,980,685      $3,916,830
                                                              ==========      ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................  $  465,105      $  474,504
  Accounts payable and accrued charges......................     386,303         349,062
  Current portion of long-term debt.........................       7,189           7,437
                                                              ----------      ----------
                                                                 858,597         831,003
Long-term debt..............................................     436,662         437,020
Deferred income tax liability...............................     426,173         409,371
Accrued post-retirement/post-employment benefits............     152,981         148,409
Accrued reclamation costs...................................      82,966         112,175
Other non-current liabilities and deferred credits..........      13,850          16,466
                                                              ----------      ----------
                                                               1,971,229       1,954,444
                                                              ----------      ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................   1,189,315       1,216,533
Unlimited authorization of common shares without par value;
  issued and outstanding 52,457,769 and 53,694,209 at June
  30, 2000 and December 31, 1999, respectively
Contributed Surplus.........................................     290,146         321,494
Retained Earnings...........................................     529,995         424,359
                                                              ----------      ----------
                                                               2,009,456       1,962,386
                                                              ----------      ----------
                                                              $3,980,685      $3,916,830
                                                              ==========      ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
OPERATING ACTIVITIES
Net income..................................................    $131,746    $101,307
Items not affecting cash
  Depreciation and amortization.............................      97,406     100,318
  (Gain) loss on disposal of assets.........................     (19,092)         26
  Provision for deferred income tax.........................      19,218      31,347
  Provision for post-retirement/post-employment benefits....       4,572       9,729
                                                                --------    --------
                                                                 233,850     242,727
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................        (127)     37,577
  Inventories...............................................     (11,599)      6,102
  Prepaid expenses..........................................      (3,628)     (1,886)
  Accounts payable and accrued charges......................      27,526     (20,124)
  Current income taxes......................................       3,256      11,796
Accrued reclamation costs...................................      (1,958)     (3,541)
Other non-current liabilities and deferred credits..........      (2,616)     (2,169)
                                                                --------    --------
CASH PROVIDED BY OPERATING ACTIVITIES.......................     244,704     270,482
                                                                --------    --------
INVESTING ACTIVITIES
Acquisition of Albright & Wilson Company (Note 3)...........     (32,000)         --
Additions to property, plant and equipment..................    (111,011)    (38,157)
Proceeds from disposal of assets............................       8,012         687
Additions to other assets...................................     (27,628)     (5,642)
                                                                --------    --------
CASH USED IN INVESTING ACTIVITIES...........................    (162,627)    (43,112)
                                                                --------    --------
CASH BEFORE FINANCING ACTIVITIES............................      82,077     227,370
                                                                --------    --------
FINANCING ACTIVITIES
Repayment of long-term debt.................................        (606)   (344,146)
Proceeds from short-term debt...............................     145,816      93,462
Repayment of short-term debt................................    (155,215)     (1,982)
Dividends...................................................     (26,110)    (26,593)
Repurchase of shares........................................     (59,736)         --
Issuance of shares..........................................         771       1,021
                                                                --------    --------
CASH USED IN FINANCING ACTIVITIES...........................     (95,080)   (278,238)
                                                                --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................     (13,003)    (50,868)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      44,037      67,971
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 31,034    $ 17,103
                                                                ========    ========
Supplemental cash flow disclosure
  Interest paid.............................................    $ 33,414    $ 32,744
  Income taxes paid.........................................    $ 15,763    $  2,714

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These policies are consistent with accounting principles generally accepted in the United States ("US GAAP") except as outlined in Note 10. The accounting policies used in preparing these interim financial statements are consistent with those used in the preparation of the annual financial statements.

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

     Net assets acquired were:

Working capital.............................................    $12,013
Property, plant and equipment...............................     11,212
Other assets................................................      8,775
                                                                -------
                                                                $32,000

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

                                                  SIX MONTHS ENDED JUNE 30
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
                                                   (UNAUDITED PRO FORMA)
Net sales.......................................  $1,165,843    $1,140,552
Operating income................................  $  207,382    $  177,607
Net income......................................  $  134,220    $  105,887
Net income per share............................  $     2.53    $     1.95

4.   INVENTORIES

                                                     JUNE 30,      DECEMBER 31,
                                                       2000            1999
                                                    -----------    ------------
                                                    (UNAUDITED)
Finished product..................................   $162,378        $165,301
Materials and supplies............................    109,223         110,615
Raw materials.....................................     32,811          53,329
Work in process...................................     83,932          47,987
                                                     --------        --------
                                                     $388,344        $377,232
                                                     ========        ========

5.   INCOME TAXES

     The Company's effective consolidated income tax rate approximates 27 percent; however, the gain on the sale of the shares of Moab Salt Inc. in February 2000 (for which there is no tax effect) has resulted in a lower rate on a year-to-date basis.

6.   NET INCOME PER SHARE

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the six months ended June 30, 2000 of 52,964,000 (1999 -- 54,253,000). Second quarter net income per share is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2000 of 52,507,000 (1999 -- 54,257,000).

7.   DIVIDENDS

     Prior to June 30, 1999 the Company declared its dividends in Canadian dollars. Subsequent to that date, the Company declared its dividends in US dollars.

8.   SEGMENT INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices. For the six months ended June 30, 2000, the phosphate business segment includes the gain on sale of Moab Salt Inc. of $16,278 as the shares were owned by a subsidiary of the Company in the phosphate business segment.

                                                    THREE MONTHS ENDED JUNE 30, 2000
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $165,538    $180,592     $214,685     $    --        $560,815
Inter-segment net sales............     1,900       4,945       16,049          --              --
Gross margin.......................    92,727      16,356       13,364          --         122,447
Operating income (loss)............    70,944      15,101       12,684      (1,519)         97,210

                                                    THREE MONTHS ENDED JUNE 30, 1999
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $172,862    $207,512     $184,109     $     --       $564,483
Inter-segment net sales............     2,343         551       13,694           --             --
Gross margin.......................    97,596      43,715         (592)          --        140,719
Operating income (loss)............    73,515      43,139       (4,298)     (16,089)        96,267

                                                     SIX MONTHS ENDED JUNE 30, 2000
                                                              (UNAUDITED)
                                    ----------------------------------------------------------------
                                     POTASH     PHOSPHATE    NITROGEN    ALL OTHERS     CONSOLIDATED
                                    --------    ---------    --------    -----------    ------------
Net sales -- third party..........  $346,953    $386,265     $418,180     $     --       $1,151,398
Inter-segment net sales...........     5,713       5,572       28,884           --               --
Gross margin......................   186,257      43,652       26,193           --          256,102
Operating income (loss)...........   138,762      56,247       22,111      (13,324)         203,796

                                                     SIX MONTHS ENDED JUNE 30, 1999
                                                              (UNAUDITED)
                                    ----------------------------------------------------------------
                                     POTASH     PHOSPHATE    NITROGEN    ALL OTHERS     CONSOLIDATED
                                    --------    ---------    --------    -----------    ------------
Net sales -- third party..........  $319,906    $438,290     $355,628     $     --       $1,113,824
Inter-segment net sales...........     6,279       1,184       24,964           --               --
Gross margin......................   177,809      89,387       (4,436)          --          262,760
Operating income (loss)...........   128,418      89,145      (15,314)     (31,933)         170,316

9.   PLANT CLOSURES AND OFFICE CONSOLIDATION

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, IA and LaPlatte, NE; a phosphate feed plant at Saltville, VA; and a phosphate terminal at Jacksonville, FL. The Company also began the consolidation of its Raleigh, NC and Memphis, TN administrative offices with the Company's office in Northbrook, IL.

                                              ACCRUED BALANCE                          ACCRUED BALANCE
                                                 MARCH 31,       AMOUNT    RESERVE        JUNE 30,
                                                   2000           PAID     UTILIZED         2000
                                              ---------------    ------    --------    ---------------
PLANT CLOSURES
Severance...................................      $ 1,220        $  822     $   --         $   398
Environmental remediation...................        1,235           438         --             797
Contractual commitments.....................        6,191            64         --           6,127
Non-cash parts inventory writedown..........        6,200            --        554           5,646
Non-cash writedown of property, plant and
  equipment.................................       27,296            --         --          27,296
                                                  -------        ------     ------         -------
                                                   42,142         1,324        554          40,264
OFFICE CONSOLIDATION
Severance...................................        5,424         2,046         --           3,378
Contractual commitments.....................        1,754            --         --           1,754
                                                  -------        ------     ------         -------
                                                  $49,320        $3,370     $  554         $45,396
                                                  =======        ======     ======         =======

     All on-site inventory at Clinton and LaPlatte has been sold and the decommissioning of the ammonia storage tanks at Clinton and LaPlatte has been completed. The Company has contracted out the demolition of the Clinton facility (at a cost of approximately $45) and demolition activity at Clinton is in process. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is approved it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not approved, demolition is expected to start in the fourth quarter. The Company expects that demolition or sale of both sites will be completed by the end of the year. There are two employees remaining at each site.

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

     The office consolidation is proceeding according to plan. As of June 30, 2000, 53 employees have left the Company. The remainder of the employees that will not be relocating to Northbrook are expected to leave by the end of the third quarter of 2000.

10. UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP)

     A description of certain significant differences between Canadian GAAP and US GAAP follows:

     MARKETABLE SECURITIES: The Company's investment in Israel Chemicals Ltd. ("ICL") is stated at cost. US GAAP would require that this investment be classified as available-for-sale and be stated at market value.

     PROPERTY, PLANT AND EQUIPMENT AND GOODWILL: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP as provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets whereas under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets.

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

     THE APPLICATION OF US GAAP, AS DESCRIBED ABOVE, WOULD HAVE HAD THE FOLLOWING APPROXIMATE EFFECTS ON NET INCOME, NET INCOME PER SHARE, TOTAL ASSETS AND SHAREHOLDERS' EQUITY:

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                    (UNAUDITED)
Net income as reported -- Canadian GAAP.....................  $   60,120    $   61,790
Items increasing (decreasing) reported net income
  Pre-operating costs.......................................      (1,298)           --
  Depreciation and amortization.............................       2,441            --
  Deferred income taxes.....................................        (282)           --
                                                              ----------    ----------
Approximate net income -- US GAAP...........................  $   60,981    $   61,790
                                                              ==========    ==========
Weighted average shares outstanding -- US GAAP..............  52,507,000    54,257,000
                                                              ==========    ==========
Approximate net income per share -- US GAAP.................  $     1.16    $     1.14
                                                              ==========    ==========

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                    (UNAUDITED)
Net income as reported -- Canadian GAAP.....................  $  131,746    $  101,307
Items increasing (decreasing) reported net income
  Pre-operating costs.......................................      (4,010)           --
  Depreciation and amortization.............................       4,882            --
  Deferred income taxes.....................................        (282)
                                                              ----------    ----------
Approximate net income -- US GAAP...........................  $  132,336    $  101,307
                                                              ==========    ==========
Weighted average shares outstanding -- US GAAP..............  52,964,000    54,253,000
                                                              ==========    ==========
Approximate net income per share -- US GAAP.................  $     2.50    $     1.87
                                                              ==========    ==========

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Total assets as reported -- Canadian GAAP...................  $3,980,685      $3,916,830
Items increasing (decreasing) reported total assets
  Available-for-sale security (unrealized holding gain).....      39,378          26,212
  Property, plant and equipment.............................    (164,416)       (168,632)
  Pre-operating costs.......................................      (8,615)         (4,605)
  Goodwill..................................................     (48,655)        (49,321)
                                                              ----------      ----------
Approximate total assets -- US GAAP.........................  $3,798,377      $3,720,484
                                                              ==========      ==========

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP.....  $2,009,456      $1,962,386
Items increasing (decreasing) reported shareholders' equity
  Other comprehensive income, net of tax....................      26,469          16,858
  Pre-operating costs.......................................      (8,615)         (4,605)
  Property, plant and equipment.............................    (164,416)       (168,632)
  Goodwill..................................................     (48,655)        (49,321)
  Deferred income taxes.....................................      51,688          51,970
                                                              ----------      ----------
  Approximate shareholders' equity -- US GAAP...............  $1,865,927      $1,808,656
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

OVERVIEW

  Second Quarter

                                                           THREE MONTHS ENDED JUNE 30
                                              ----------------------------------------------------
                                                          % OF                   % OF         %
($ MILLIONS)                                   2000     NET SALES     1999     NET SALES    CHANGE
------------                                  ------    ---------    ------    ---------    ------
Net Sales
  North American............................  $396.5        71       $393.3        70          1
  Offshore..................................   164.3        29        171.2        30         (4)
                                              ------       ---       ------       ---        ---
                                              $560.8       100       $564.5       100         (1)
                                              ======       ===       ======       ===        ===
Gross Margin................................  $122.4        22       $140.7        25        (13)
                                              ======       ===       ======       ===        ===
Operating Income............................  $ 97.2        17       $ 96.9        17         --
                                              ======       ===       ======       ===        ===
Net Income..................................  $ 60.1        11       $ 61.8        11         (3)
                                              ======       ===       ======       ===        ===
Net Income per Share (dollars)..............  $ 1.15        --       $ 1.14        --          1
                                              ======       ===       ======       ===        ===
Gross Margin by Nutrient(1)
Potash......................................  $ 92.7        56       $ 97.6        56         (5)
                                              ======       ===       ======       ===        ===
Phosphate...................................  $ 16.3         9       $ 43.7        21        (63)
                                              ======       ===       ======       ===        ===
Nitrogen....................................  $ 13.4         6       $ (0.6)       --         --
                                              ======       ===       ======       ===        ===

---------------
(1) Based on net sales by nutrient.

     Higher nitrogen sales prices more than offset reductions in nitrogen sales volumes resulting in higher nitrogen net sales revenue as compared to the second quarter of 1999. However, lower potash and phosphate sales prices and lower phosphate sales volumes more than offset the nitrogen net sales increase. Gross margin was also affected by an increase in the unit cost per tonne of nitrogen products. Operating income was favourably impacted by a reduction in selling and administrative expenses due to cost containment and a reduction in the amortization of goodwill. Operating income was also favourably affected by the increase in other income (which was primarily due to a dividend from Israel Chemicals Ltd., the gain on sale of an aircraft, recovery of catalyst from Clinton and LaPlatte and foreign exchange gains). The net effect of these factors was a slight reduction in net income as compared to the same quarter in 1999.

  Year to Date

                                                           SIX MONTHS ENDED JUNE 30
                                           --------------------------------------------------------
                                                         % OF                     % OF         %
($ MILLIONS)                                 2000      NET SALES      1999      NET SALES    CHANGE
------------                               --------    ---------    --------    ---------    ------
Net Sales
  North American.........................  $  814.6        71       $  811.4        73         --
  Offshore...............................     336.8        29          302.4        27         11
                                           --------       ---       --------       ---        ---
                                           $1,151.4       100       $1,113.8       100          3
                                           ========       ===       ========       ===        ===
Gross Margin.............................  $  256.1        22       $  262.8        24         (3)
                                           ========       ===       ========       ===        ===
Operating Income.........................  $  203.8        18       $  170.3        15         20
                                           ========       ===       ========       ===        ===
Net Income...............................  $  131.7        11       $  101.3         9         30
                                           ========       ===       ========       ===        ===
Net Income per Share (dollars)...........  $   2.49        --       $   1.87        --         33
                                           ========       ===       ========       ===        ===
Gross Margin by Nutrient(1)
Potash...................................  $  186.3        54       $  177.8        56          5
                                           ========       ===       ========       ===        ===
Phosphate................................  $   43.7        11       $   89.4        20        (51)
                                           ========       ===       ========       ===        ===
Nitrogen.................................  $   26.1         6       $   (4.4)       (1)        --
                                           ========       ===       ========       ===        ===

---------------
(1) Based on net sales by nutrient

     Higher nitrogen sales prices and record potash sales volumes, offset in part by lower potash and phosphate sales prices and lower nitrogen sales volumes, resulted in an increase in net sales revenues as compared to the first half of 1999. Gross margin was also affected by an increase in the unit cost per tonne of nitrogen products. Operating income was favourably impacted by a reduction in selling and administrative expenses due to cost containment and a reduction in the amortization of goodwill. Operating income was also favourably affected by the increase in other income (which was primarily due to the gain on sale of Moab, a dividend from Israel Chemicals Ltd., the gain on sale of an aircraft, recovery of catalyst from Clinton and LaPlatte and foreign exchange gains). The net effect of these factors was a significant increase in net income as compared to the first half of 1999.

POTASH REVENUE

  Second Quarter

                                            THREE MONTHS ENDED JUNE 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
North American........     $ 62.3         751    $82.90       $ 61.5         704    $87.34       1         7       (5)
Offshore..............      103.2       1,172     88.13        111.4       1,218     91.46      (7)       (4)      (4)
                           ------       -----    ------       ------       -----    ------      --        --       --
                           $165.5       1,923    $86.09       $172.9       1,922    $89.95      (4)       --       (4)
                           ======       =====    ======       ======       =====    ======      ==        ==       ==

     Higher North American sales volumes as compared to second quarter 1999 were primarily due to large seeded acreage and favourable planting conditions which extended the fertilizer season. Offshore sales volumes declined due primarily to lower sales volumes to Europe (caused by a weak Euro and declining fertilizer demand there). Sales prices were down in both North American and offshore markets as compared to the same quarter in 1999 due to product mix; however, prices were up as compared to the first quarter of 2000 due to a price increase in the second quarter of 2000.

  Year to Date

                                             SIX MONTHS ENDED JUNE 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
North American........     $134.9       1,672    $80.69       $132.1       1,548    $85.33        2        8        (5)
Offshore..............      212.1       2,485     85.32        187.8       2,115     88.80       13       17        (4)
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                           $347.0       4,157    $83.45       $319.9       3,663    $87.33        8       14        (4)
                           ======       =====    =======      ======       =====    =======     ===      ===       ===

     Record offshore sales volumes in the first half of 2000 were due to record sales to China and increased sales to Brazil, Indonesia and India. Offshore sales prices were down as compared to the first half of 1999 primarily due to product mix, but were higher than the average prices in the first quarter of this year. North American sales volumes were also a record primarily due to large seeded acreages and favourable planting conditions which extended the fertilizer season. Sales prices in the North American market were down as compared to the first half of 1999.

PHOSPHATE REVENUE

  Second Quarter

                                            THREE MONTHS ENDED JUNE 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
Fertilizer --
  liquids.............     $ 41.2         219    $187.92      $ 52.9         246    $214.91     (22)     (11)      (13)
Fertilizer -- DAP.....       53.8         381    141.06         65.7         357    184.20      (18)       7       (23)
Feed..................       44.5         186    238.56         55.5         228    243.67      (20)     (18)       (2)
Industrial............       41.1         122    339.31         33.4         110    303.28       23       11        12
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                           $180.6         908    $198.88      $207.5         941    $220.57     (13)      (4)      (10)
                           ======       =====    =======      ======       =====    =======     ===      ===       ===

     Higher industrial sales prices and volumes as compared to second quarter 1999 (primarily due to the acquisition of the remaining 50 percent partnership interest in Albright & Wilson Company in the first quarter of 2000) reinforced the Company's objective to grow the industrial phosphate business.

     Lower North American liquid fertilizer sales volumes due primarily to a carry-over from the previous season more than offset higher offshore volumes due to increased sales to India. Higher offshore DAP sales volumes due primarily to the timing of shipments to China more than offset lower North American sales volumes, resulting in increased DAP sales volumes as compared to second quarter 1999. Overall, DAP sales prices were down 23 percent. Offshore liquid fertilizer prices declined primarily due to lower contract prices in India. North American phosphate fertilizer prices continued to be disappointing.

     Lower North American feed prices as compared to the second quarter of 1999 due to competitive pressures more than offset increased prices in the offshore markets. Both North American and offshore feed sales volumes in the second quarter declined as compared to the same quarter in 1999 primarily due to advance buying in the first quarter of 2000 and competitive pressures.

  Year to Date

                                             SIX MONTHS ENDED JUNE 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
Fertilizer -- liquids...    $ 95.9        489    $196.15      $116.2         515    $225.78     (17)      (5)      (13)
Fertilizer -- DAP.....      117.2         804    145.74        146.3         786    186.19      (20)       2       (22)
Feed..................      101.1         426    237.04        109.3         450    242.67       (8)      (5)       (2)
Industrial............       72.1         231    313.13         66.5         219    303.34        8        5         3
                           ------       -----    -------      ------       -----    -------     ---       --       ---
                           $386.3       1,950    $198.11      $438.3       1,970    $222.50     (12)      (1)      (11)
                           ======       =====    =======      ======       =====    =======     ===       ==       ===

     Higher industrial sales prices and volumes as compared to first half 1999 (primarily due to the acquisition of the remaining 50 percent partnership interest in Albright & Wilson Company in the first quarter of 2000) reinforced the Company's objective to grow the industrial phosphate business. On a year-to-date basis, non-fertilizer products contributed 34 percent of volumes, 45 percent of revenue and 95 percent of gross margin.

     Offshore liquid fertilizer sales volumes increased as compared to the first six months of 1999 primarily due to sales to Indonesia. This increase was more than offset by a reduction in North American sales volumes due primarily to a carry-over from the previous season. Offshore DAP sales volumes increased primarily due to the timing of the Company's shipments to China. These more than offset a reduction in North American sales volumes. Overall, DAP prices were down 22 percent. Offshore liquid fertilizer prices declined due primarily to lower contract prices in India. North American phosphate fertilizer prices continued to be disappointing.

     Higher offshore feed sales prices and volumes as compared to first half 1999 due primarily to a recovery in the Asian markets were more than offset by reductions in sales prices and volumes in North America primarily due to competitive pressures.

NITROGEN REVENUE

  Second Quarter

                                            THREE MONTHS ENDED JUNE 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
Ammonia...............     $ 43.2         261    $165.64      $ 58.0         543    $106.83     (26)     (52)       55
Urea..................       54.6         372    146.59         46.3         414    111.80       18      (10)       31
Solutions.............       33.3         451     73.83         40.3         558     72.25      (17)     (19)        2
Other.................       33.0         517     63.72         31.2         584     53.44        6      (11)       19
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                            164.1       1,601    $102.46       175.8       2,099    $83.76       (7)     (24)       22
Purchased.............       50.6         313    162.02          8.3          85     97.70      512      269        66
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                           $214.7       1,914    $112.18      $184.1       2,184    $84.30       17      (12)       33
                           ======       =====    =======      ======       =====    =======     ===      ===       ===
Fertilizer............     $117.2       1,014    $115.65      $106.2       1,227    $86.54       10      (17)       34
Non-fertilizer........       97.5         900    108.29         77.9         957     81.44       25       (6)       33
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                           $214.7       1,914    $112.18      $184.1       2,184    $84.30       17      (12)       33
                           ======       =====    =======      ======       =====    =======     ===      ===       ===

     Prices for all nitrogen products were higher than in the second quarter of 1999. These higher prices were primarily the result of healthy demand and the tight supply due to temporary and permanent plant shutdowns (including the temporary shutdown of two of the Company's ammonia plants in Trinidad).

     Sales volumes of manufactured products decreased as compared to the second quarter of 1999 primarily due to the permanent closure of two of the Company's plants in the third quarter of 1999 and the temporary shutdown of two of the Company's ammonia plants in Trinidad during the second quarter of 2000. Sales volumes of purchased products increased as purchased products replaced manufactured products in order to satisfy established customer demand.

     Non-fertilizer sales volumes and revenue increased from 44 percent in second quarter 1999 to 47 percent in second quarter 2000. This reflects the Company's continued efforts to grow the industrial side of the business.

  Year to Date

                                             SIX MONTHS ENDED JUNE 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
Ammonia...............     $ 80.6         554    $145.45      $106.6       1,056    $100.94     (24)     (48)       44
Urea..................      114.1         810    140.87         98.0         875    111.95       16       (7)       26
Solutions.............       60.9         887     68.59         71.8       1,058     67.81      (15)     (16)        1
Other.................       68.6       1,023     67.14         61.2       1,147     53.47       12      (11)       26
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                            324.2       3,274    $99.02        337.6       4,136    $81.63       (4)     (21)       21
Purchased.............       94.0         651    144.37         18.0         176    102.27      422      270        41
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                           $418.2       3,925    $106.54      $355.6       4,312    $82.47       18       (9)       29
                           ======       =====    =======      ======       =====    =======     ===      ===       ===
Fertilizer............     $228.2       2,115    $107.88      $203.9       2,433    $83.79       12      (13)       29
Non-fertilizer........      190.0       1,810    104.99        151.7       1,879     80.77       25       (4)       30
                           ------       -----    -------      ------       -----    -------     ---      ---       ---
                           $418.2       3,925    $106.54      $355.6       4,312    $82.47       18       (9)       29
                           ======       =====    =======      ======       =====    =======     ===      ===       ===

     Prices for all nitrogen products were higher than in the first half of 1999. These higher prices were primarily the result of healthy demand and the tight supply due to temporary and permanent plant shutdowns (including the temporary shutdown of two of the Company's ammonia plants in Trinidad).

     Sales volumes of manufactured products decreased as compared to the first six months of 1999 primarily due to the permanent closure of two of the Company's plants in the third quarter of 1999 and the temporary shutdown of two of the Company's ammonia plants in Trinidad during the first half of 2000. Sales volumes of purchased products increased as purchased products replaced manufactured products in order to satisfy established customer demand.

     Non-fertilizer sales volumes and revenue increased from 44 percent in the first half of 1999 to 46 percent in second half of 2000. This reflects the Company's continued efforts to grow the industrial side of the business.

COST OF GOODS SOLD

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30                      JUNE 30
                                             --------------------------   --------------------------
                                                                   %                            %
                                              2000      1999     CHANGE    2000      1999     CHANGE
                                             -------   -------   ------   -------   -------   ------
Potash production (KCl) tonnage
  (000's)................................      2,207     1,907     16       4,441     3,630     22
Phosphate production (P(2)0(5)) tonnage
  (000's)................................        502       582    (14)      1,026     1,117     (8)
Nitrogen production (N) tonnage
  (000's)................................        607       837    (27)      1,194     1,721    (31)
Potash unit cost of sales ($)............    $ 37.87   $ 39.17     (3)    $ 38.65   $ 38.79     --
Phosphate unit cost of sales ($).........    $180.87   $174.11      4     $175.72   $177.12     (1)
Manufactured Nitrogen unit cost of sales
  ($)....................................    $ 93.65   $ 84.03     11     $ 91.18   $ 82.80     10
Depreciation and amortization
  ($millions)............................    $  47.9   $  51.2     (7)    $  97.4   $ 100.3     (3)

     Higher potash production volumes combined with fewer shutdown weeks and more potash sales sourced from Saskatchewan contributed to a reduction in the potash unit cost of sales as compared to second quarter 1999.

     Phosphate unit cost of sales increased as compared to the second quarter of 1999 primarily due to reduced production as a result of production cutbacks which allocated fixed costs over fewer tonnes. As well, the increased cost of ammonia more than offset the reduction in the cost of sulfur.

     The per unit cost of manufactured nitrogen products increased primarily due to lower production volumes as a result of the temporary shutdown of two of the Company's plants in Trinidad and higher gas costs. The average cost per unit of natural gas increased over second quarter 1999 due to more expensive US based production during the quarter (due to the temporary shutdown of two of the Company's plants in Trinidad) and higher natural gas costs in Trinidad where the cost of natural gas is tied to the market price of ammonia. Natural gas costs at the Company's US plants benefited from the Company's natural gas hedging program which mitigated the effect of the recent increases in US natural gas prices.

EXPENSES

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30                  JUNE 30
                                                     ----------------------   ----------------------
                                                                       %                        %
($ MILLIONS)                                         2000    1999    CHANGE   2000    1999    CHANGE
------------                                         -----   -----   ------   -----   -----   ------
Selling and Administrative.........................  $26.5   $28.4     (7)    $48.7   $57.8    (16)
Provincial Mining and Other Taxes..................   21.6    22.9     (6)     47.8    47.7     --
Interest...........................................   14.9    11.4     31      29.3    25.6     14
Income Taxes.......................................   22.2    23.1     (4)     42.7    43.4     (2)

     Selling and administrative expenses in the second quarter of 2000 and on a year to date basis decreased primarily due to cost containment and a reduction in the amortization of goodwill.

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold.

     Interest expense in the second quarter of 2000 and on a year to date basis increased due to an increase in interest expense on short-term debt relating to the Company's commercial paper program. The weighted average interest rate on short-term debt outstanding in the second quarter of 2000 was 6.6 percent
(1999 -- 5.2 percent) and for the six months ended June 30, 2000 was 6.4 percent (1999 -- 5.2 percent). This increase in short-term interest expense was offset in part by reduced interest expense on long-term debt. Weighted average long-term debt outstanding in the second quarter of 2000 was $444.0 million as compared to $748.0 million in 1999. The weighted average interest rate on the long-term debt outstanding was 6.8 percent in the second quarter of 2000
(1999 -- 6.2 percent). On a year to date basis, the weighted average long-term debt outstanding in the second half of 2000 was $444.2 million as compared to $814.2 million in the first half of 1999. The weighted average interest rate on the long-term debt outstanding was 6.8 percent in the second half of 2000
(1999 -- 6.2 percent).

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

     The effective consolidated tax rate for the second quarter of 2000 was 27 percent (1999 -- 27 percent) of income before income taxes. On a year to date basis the effective consolidated tax rate was 27 percent (exclusive of the gain on sale of Moab, for which there was no tax effect). The comparable rate in 1999 was 30 percent. The decrease in the effective rate is primarily due to revisions to earnings estimates. As earnings estimates within taxing jurisdictions change, the effective rate may also change.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

                                                                  SIX MONTHS ENDED JUNE 30
                                                                ----------------------------
                                                                                        %
($ MILLIONS)                                                     2000       1999      CHANGE
------------                                                    -------    -------    ------
Cash provided by operating activities.......................    $ 244.7    $ 270.5     (10)
Cash used in investing activities...........................    $(162.6)   $ (43.1)    277
Cash used in financing activities...........................    $ (95.1)   $(278.2)    (66)

     The decrease in cash provided by operating activities in the first half of 2000 was primarily due to decreases of $16.9 million in cash from working capital, $12.1 million of deferred income taxes and $27.2 million less of other non-cash items. These decreases were partially offset by an increase in net income of $30.5 million (exclusive of the gain on sale of Moab).

     The increase in cash used in investing activities was primarily due to the purchase of Albright & Wilson Company ($32.0 million), the purchase of rights to certain manufacturing technology ($11.1 million) and the purchase of property plant and equipment ($72.9 million, which includes the final payment on the sulphur vessel and assets capitalized on the buy out of certain operating leases).

     Cash used in financing activities was primarily to repurchase shares and to pay dividends. The Company paid dividends of $26.1 million in the first half of 2000 (1999 -- $26.6 million) and repurchased shares for $59.7 million (1,252,800 shares at an average price of $47.65).

     The Company has a syndicated credit facility which provides for unsecured advances of up to $778.0 million (less the amount of commercial paper outstanding), none of which was outstanding at June 30, 2000. In addition, the Company has short-term lines of credit for up to $290.7 million in borrowing (less letters of credit of $29.8 million), of which $70.0 million was outstanding at June 30, 2000. The Company is authorized to borrow up to a maximum of $500.0 million under the commercial paper program of which $395.1 was outstanding at June 30, 2000. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement.

     The Company believes that internally generated cash flow, as supplemented by borrowing from existing financing sources, will be sufficient to meet the Company's anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2000.

PLANT CLOSURES AND OFFICE CONSOLIDATION

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, IA and LaPlatte, NE; a phosphate feed plant at Saltville, VA; and a phosphate terminal at Jacksonville, FL. The Company also began the consolidation of its Raleigh, NC and Memphis, TN administrative offices with the Company's office in Northbrook, IL.

     All on-site inventory at Clinton and LaPlatte has been sold and the decommissioning of the ammonia storage tanks at Clinton and LaPlatte has been completed. The Company has contracted out the demolition of the Clinton facility (at a cost of approximately $0.045 million) and demolition activity at Clinton is in process. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is approved it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not approved, demolition is expected to start in the fourth quarter. The Company expects that demolition or sale of both sites will be completed by the end of the year. There are two employees remaining at each site.

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

     The office consolidation is proceeding according to plan. As of June 30, 2000, 53 employees have left the Company. The remainder of the employees that will not be relocating to Northbrook are expected to leave by the end of the third quarter of 2000.

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

     North American fertilizer demand is generally considered mature but is expected to fluctuate from year to year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. In its mid-July Crop Production Report, the USDA projected this year's corn crop to be the second largest ever, and corn futures plummeted sharply.

     The Company sells a significant amount of potash and phosphate into countries in the offshore markets. Consumers in these markets purchase fertilizer to grow cash crops for export and to grow food for internal use. Recent estimates by outside consultants suggest that fertilizer consumption in these markets will rise by 2-3 percent this year.

     The Company also sells product in the non-fertilizer markets which are affected by North American economic growth. The outlook for North American economic growth should translate into increased demand for these upgraded products.

     The effect of any increase in demand for fertilizer and non-fertilizer products will be offset to the degree that additional capacity is built. This year approximately 5.0 million tonnes of new ammonia production and 2.5 million P(2)0(5) tonnes of new phosphate production are expected to come on stream.

     Domestic fertilizer sales volumes in the second half of 2000 may be affected by low grain prices as farmers may wait to buy as near as possible to spring planting. Offshore sales volumes may be affected by the timing of purchases by China, India and Brazil. Although China imported potash at a record pace in the first half of 2000, the Company does not expect it to maintain that level throughout the year. It is expected to return to the market in the fourth quarter for spring 2001, which is a typical buying pattern. However, other offshore potash markets continue strong with Brazil in its main buying season and India now in the market for product.

     DAP prices in the third quarter of 2000 may be affected by India's subsidy levels, the length of shutdowns in the US and second-half production levels at the new phosphate facilities in Australia and India.

     Sales volumes of manufactured nitrogen products are expected to increase as compared to the first half of 2000 as the Company's two ammonia plants in Trinidad have returned to production. Nitrogen prices going forward may be affected by the length and number of North American shutdowns, which in turn will be influenced by natural gas prices. In addition, these prices may be affected by how much and how quickly new capacity comes on stream and how efficiently the market restructures to deal with it.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. The Company is currently planning 12 shutdown weeks in the third quarter of 2000 as compared to 18 weeks in the same period in 1999. Production costs are also affected by the strength of the Canadian dollar, natural gas costs and sourcing of product sales.

     Phosphate processing costs are primarily affected by the cost of ammonia, sulphur and rock mining conditions.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. A continuation of high spot prices may cause natural gas costs to increase in the third quarter relative to 1999 and the second quarter of 2000.

     The Company now believes that continuing operations will produce higher earnings in 2000 than previously anticipated, generating earnings per share in the range of $3.00, depending on market conditions.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q and this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the "Outlook" section, relating to the period after June 30, 2000, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; potential higher costs incurred in connection with restructuring charges as compared to costs estimated for purposes of calculating such charges; uncertainty and variations in future discounted and undiscounted net cash flows from use together with residual values estimated for purposes of calculating asset impairment; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis and sales can be expected to shift from one period to another. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2000 the Company's estimated derivative commodity instruments market risk exposure was $27.6 million (1999 -- $32.7 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2000 through 2005, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. The complaint sought treble damages and other relief. PCS and PCS Sales filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit. On February 17, 2000, the Eighth Circuit, en banc, affirmed Judge Kyle's summary judgment ruling. The plaintiffs filed a petition for writ of certiori with the United States Supreme Court on May 17, 2000. The Supreme Court has not yet ruled on that petition.

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

(a) On May 11, 2000, the Company held an annual meeting (the "Meeting") of its shareholders.

(b) At the Meeting, the Company's shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

                                                                       FOR        WITHHELD
                                                                    ----------    --------
    Isabel Anderson.............................................    39,246,766     46,647
    Douglas J. Bourne...........................................    39,246,859     46,554
    Charles E. Childers.........................................    39,246,797     46,616
    William J. Doyle............................................    39,247,068     46,345
    Honourable Willard Z. Estey, Q.C............................    39,246,501     46,912
    Dallas Howe.................................................    39,247,141     46,272
    Donald E. Phillips..........................................    39,246,942     46,471
    Paul J. Schoenals...........................................    39,245,745     47,668
    Daryl K. Seaman.............................................    39,246,577     46,836
    E. Robert Stromberg, Q.C....................................    39,246,926     46,487
    Jack G. Vicq................................................    39,247,091     46,322
    Barrie A. Wigmore...........................................    39,246,942     46,471
    Thomas J. Wright............................................    39,246,600     46,813

(c) The Company's shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the

     Company's shareholders; the results of the vote were: 39,264,834 shares for, 19,673 shares against and 15,979 shares withheld.

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(d)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).
10(e)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(f)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(g)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(h)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(i)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(j)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(k)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(l)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(m)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(n)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(o)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(p)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(q)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(r)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(s)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(x)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, as amended November 3, 1999, incorporated by
          reference to Exhibit 10(y) to the Third Quarter 1999 Form
          10-Q.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Key Employees, as amended November 3, 1999,
          incorporated by reference to Exhibit 10(z) to the Third
          Quarter 1999 Form 10-Q.
10(z)     Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the First Quarter 2000 Form 10-Q.
10(aa)    Long-Term Incentive Plan of the registrant effective January
          2000.
10(bb)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(cc)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(dd)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ee)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
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

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

August 10, 2000
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                            Senior Vice President, General
                                              Counsel
                                            and Secretary

August 10, 2000
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                            Senior Vice President, Finance and
                                              Treasurer, and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
 2        Agreement and Plan of Merger dated September 2, 1996, as
          amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
          2(a) to Amendment Number 2 to the registrant's Form S-4
          (File No. 333-17841).
 3(a)     Restated Articles of Incorporation of the registrant dated
          October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995 (the "1995 Form
          10-K").
 3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)     Term Credit Agreement between The Bank of Nova Scotia and
          other financial institutions and the registrant dated
          October 4, 1996, incorporated by reference to Exhibit 4(b)
          to the registrant's Form S-4 (File No. 333-17841).
 4(b)     First Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
          reference to Exhibit 4(b) to the registrant's report on Form
          10-K for the year ended December 31, 1997 (the "1997 Form
          10-K").
 4(c)     Second Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
          reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)     Third Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
          reference to Exhibit 4(d) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1998.
 4(e)     Fourth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by
          reference to exhibit 4(e) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1999 (the
          "Third Quarter 1999 Form 10-Q").
 4(f)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
          incorporated by reference to Exhibit 4(a) to the
          registrant's report on Form 8-K dated June 18, 1997.
10(a)     Sixth Voting Agreement dated April 22, 1978, between Central
          Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales and Texasgulf Inc., incorporated by
          reference to Exhibit 10(f) to the F-1 Registration
          Statement.
10(b)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(c)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(d)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
10(e)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(f)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(g)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(h)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(i)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(j)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(k)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(l)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(m)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(n)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(o)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(p)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
10(q)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(r)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(s)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(x)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, as amended November 3, 1999, incorporated by
          reference to Exhibit 10(y) to the Third Quarter 1999 Form
          10-Q.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Key Employees, as amended November 3, 1999,
          incorporated by reference to Exhibit 10(z) to the Third
          Quarter 1999 Form 10-Q.
10(z)     Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the First Quarter 2000 Form 10-Q.
10(aa)    Long-Term Incentive Plan of the registrant effective January
          2000.
10(bb)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(cc)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(dd)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ee)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.
10(ff)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.

EXHIBIT
NUMBER                           EXHIBIT INDEX
-------                          -------------
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