Form 10-Q
period 2000-09-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2000-11-09
CIK 855931

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As at October 31, 2000, Potash Corporation of Saskatchewan Inc. (the "Company") had 51,650,160 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30               SEPTEMBER 30
                                              ---------------------    ------------------------
                                                2000        1999          2000          1999
                                              --------    ---------    ----------    ----------
Net sales...................................  $542,655    $ 453,578    $1,694,053    $1,567,402
Cost of goods sold..........................   422,117      387,235     1,317,413     1,238,299
                                              --------    ---------    ----------    ----------
GROSS MARGIN................................   120,538       66,343       376,640       329,103
                                              --------    ---------    ----------    ----------
Selling and administrative..................    30,571       32,034        79,260        89,848
Provincial mining and other taxes...........    18,648       13,194        66,466        60,863
Provision for plant closures................        --       55,403            --        55,403
Provision for asset impairment..............        --      525,118            --       525,118
Other income................................    (8,789)      (7,440)      (52,990)      (20,479)
                                              --------    ---------    ----------    ----------
                                                40,430      618,309        92,736       710,753
                                              --------    ---------    ----------    ----------
OPERATING INCOME (LOSS).....................    80,108     (551,966)      283,904      (381,650)
INTEREST EXPENSE............................    16,606       12,914        45,948        38,506
                                              --------    ---------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES...........    63,502     (564,880)      237,956      (420,156)
INCOME TAXES (NOTE 5).......................    17,151      (40,636)       59,859         2,781
                                              --------    ---------    ----------    ----------
NET INCOME (LOSS)...........................  $ 46,351    $(524,244)      178,097      (422,937)
                                              ========    =========
RETAINED EARNINGS, BEGINNING OF PERIOD......                              424,359       889,676
DIVIDENDS...................................                              (39,200)      (39,894)
                                                                       ----------    ----------
RETAINED EARNINGS, END OF PERIOD............                           $  563,256    $  426,845
                                                                       ==========    ==========
NET INCOME (LOSS) PER SHARE (NOTE 6)........  $   0.89    $   (9.66)   $     3.38    $    (7.79)
                                              ========    =========    ==========    ==========
DIVIDENDS PER SHARE (NOTE 7)................  $   0.25    $    0.25    $     0.74    $     0.74
                                              ========    =========    ==========    ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $   95,642       $   44,037
  Accounts receivable.......................................      335,098          269,264
  Inventories (Note 4)......................................      400,983          377,232
  Prepaid expenses..........................................       32,328           35,702
                                                               ----------       ----------
                                                                  864,051          726,235
Property, plant and equipment...............................    2,895,165        2,877,060
Goodwill....................................................      107,161          109,378
Other assets................................................      242,793          204,157
                                                               ----------       ----------
                                                               $4,109,170       $3,916,830
                                                               ==========       ==========
LIABILITIES
Current Liabilities
  Short-term debt...........................................   $  535,449       $  474,504
  Accounts payable and accrued charges......................      459,444          349,062
  Current portion of long-term debt.........................        7,077            7,437
                                                               ----------       ----------
                                                                1,001,970          831,003
Long-term debt..............................................      413,803          437,020
Deferred income tax liability...............................      425,376          409,371
Accrued post-retirement/post-employment benefits............      172,405          148,409
Accrued reclamation costs...................................       82,449          112,175
Other non-current liabilities and deferred credits..........       15,074           16,466
                                                               ----------       ----------
                                                                2,111,077        1,954,444
                                                               ----------       ----------
SHAREHOLDERS' EQUITY
Share Capital...............................................    1,170,587        1,216,533
  Unlimited authorization of common shares without par
  value; issued and outstanding 51,647,660 and 53,694,209 at
  September 30, 2000 and December 31, 1999, respectively
Contributed Surplus.........................................      264,250          321,494
Retained Earnings...........................................      563,256          424,359
                                                               ----------       ----------
                                                                1,998,093        1,962,386
                                                               ----------       ----------
                                                               $4,109,170       $3,916,830
                                                               ==========       ==========

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 178,097    $(422,937)
Items not affecting cash
  Depreciation and amortization.............................    143,867      148,205
  Gain on disposal of assets................................    (19,089)         (84)
  Provision for deferred income tax.........................     32,922      (12,251)
  Provision for plant closures..............................         --       28,953
  Provision for asset impairment............................         --      525,118
  Provision for post-retirement/post-employment benefits....      8,143        8,068
                                                              ---------    ---------
                                                                343,940      275,072
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable.......................................    (53,519)      50,123
  Inventories...............................................    (26,080)      12,702
  Prepaid expenses..........................................      3,385        1,645
  Accounts payable and accrued charges......................     85,633       (1,426)
  Current income taxes......................................     11,509       11,839
Accrued reclamation costs...................................     (2,534)     (20,200)
Other non-current liabilities and deferred credits..........     (1,392)      (2,592)
                                                              ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES.......................    360,942      327,163
                                                              ---------    ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment..................   (141,297)     (65,751)
Acquisition of Albright & Wilson Company (Note 3)...........    (32,000)          --
Acquisition of Minera Yolanda S.C.M.........................         --      (36,943)
Proceeds from disposal of assets............................      8,114        1,131
Additions to other assets...................................    (38,733)     (26,762)
                                                              ---------    ---------
CASH USED IN INVESTING ACTIVITIES...........................   (203,916)    (128,325)
                                                              ---------    ---------
CASH BEFORE FINANCING ACTIVITIES............................    157,026      198,838
                                                              ---------    ---------
FINANCING ACTIVITIES
Repayment of long-term debt.................................    (23,577)    (489,327)
Proceeds from short-term debt...............................     60,945      284,134
Dividends...................................................    (39,200)     (39,894)
Repurchase of shares........................................   (104,149)          --
Issuance of shares..........................................        560        1,543
                                                              ---------    ---------
CASH USED IN FINANCING ACTIVITIES...........................   (105,421)    (243,544)
                                                              ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     51,605      (44,706)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     44,037       67,971
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  95,642    $  23,265
                                                              =========    =========
Supplemental cash flow disclosure
  Interest paid.............................................  $  43,087    $  36,980
  Income taxes paid.........................................     11,434        5,361

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

3.   ACQUISITION OF ALBRIGHT & WILSON COMPANY

     On March 23, 2000, the Company acquired the remaining 50 percent partnership interest in Albright & Wilson Company ("A&W"). A&W is an industrial phosphoric acid manufacturer with plants in Aurora, NC and Cincinnati, OH. Concurrent with the completion of the acquisition, the name of A&W was changed to PCS Purified Phosphates.

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of PCS Purified Phosphates have been included in the consolidated financial statements from March 24, 2000.

     Net assets acquired were:

Working capital.............................................  $12,013
Property, plant and equipment...............................   11,212
Other assets................................................    8,775
                                                              -------
                                                              $32,000
                                                              =======

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

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                  ------------------------
                                                     2000          1999
                                                  ----------    ----------
                                                   (UNAUDITED PRO FORMA)
Net sales.......................................  $1,708,498    $1,606,219
Operating income (loss).........................  $  287,490    $ (370,655)
Net income (loss)...............................  $  180,571    $ (416,470)
Net income (loss) per share.....................  $     3.43    $    (7.68)

4.   INVENTORIES

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2000             1999
                                                 -------------    ------------
                                                  (UNAUDITED)
Finished product...............................    $157,294         $165,301
Materials and supplies.........................     117,688          110,615
Raw materials..................................      31,760           53,329
Work in process................................      94,241           47,987
                                                   --------         --------
                                                   $400,983         $377,232
                                                   ========         ========

5.   INCOME TAXES

     The Company's effective consolidated income tax rate approximates 27 percent; however, the gain on the sale of the shares of Moab Salt Inc. in February 2000 (for which there is no tax effect) has resulted in a lower rate on a year-to-date basis.

6.   NET INCOME (LOSS) PER SHARE

     Net income per share for the year to date is calculated on the weighted average shares issued and outstanding during the nine months ended September 30, 2000 of 52,651,000 (1999 -- 54,259,000).

Third quarter net income per share is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2000 of 52,031,000 (1999 -- 54,269,000).

7.   DIVIDENDS

     Prior to June 30, 1999 the Company declared its dividends in Canadian dollars. Subsequent to that date, the Company has declared its dividends in US dollars.

8.   SEGMENT INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices. For the nine months ended September 30, 2000, the phosphate business segment includes the gain on sale of Moab Salt Inc. of $16,278 as the shares were owned by a subsidiary of the Company in the phosphate business segment.

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $140,073    $194,566     $208,016     $     --       $542,655
Inter-segment net sales............     1,106       1,416       16,316           --             --
Gross margin.......................    72,833      15,502       32,203           --        120,538
Operating income (loss)............    53,098       9,753       28,323      (11,066)        80,108

                                                  THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $128,145    $199,206     $126,227     $     --       $453,578
Inter-segment net sales............     1,005         181       10,255           --             --
Gross margin.......................    64,556      25,094      (23,307)          --         66,343
Provision for plant closures.......        --      (5,150)     (50,253)          --        (55,403)
Provision for asset impairment.....        --      (7,117)    (518,001)          --       (525,118)
Operating income (loss)............    50,472      12,228     (598,964)     (15,702)      (551,966)

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $487,026    $580,831     $626,196     $     --      $1,694,053
Inter-segment net sales............     6,819       6,988       45,200           --              --
Gross margin.......................   259,090      59,154       58,396           --         376,640
Operating income (loss)............   191,860      66,000       50,434      (24,390)        283,904

                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                               (UNAUDITED)
                                     ---------------------------------------------------------------
                                      POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
                                     --------    ---------    --------    ----------    ------------
Net sales -- third party...........  $448,051    $637,496     $481,855     $     --      $1,567,402
Inter-segment net sales............     7,284       1,365       35,219           --              --
Gross margin.......................   242,365     114,481      (27,743)          --         329,103
Provision for plant closures.......        --      (5,150)     (50,253)          --         (55,403)
Provision for asset impairment.....        --      (7,117)    (518,001)          --        (525,118)
Operating income (loss)............   178,890     101,373     (614,278)     (47,635)       (381,650)

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

                                                       ACCRUED BALANCE              ACCRUED BALANCE
                                                          JUNE 30,        AMOUNT     SEPTEMBER 30,
                                                            2000           PAID          2000
                                                       ---------------    ------    ---------------
PLANT CLOSURES
Severance............................................      $   398        $  198        $   200
Environmental remediation............................          797           424            373
Contractual commitments..............................        6,127         1,687          4,440
Non-cash parts inventory writedown...................        5,646            --          5,646
Non-cash writedown of property, plant and
  equipment..........................................       27,296            --         27,296
                                                           -------        ------        -------
                                                            40,264         2,309         37,955
OFFICE CONSOLIDATION
Severance............................................        3,378         2,300          1,078
Contractual commitments..............................        1,754         1,754             --
                                                           -------        ------        -------
                                                           $45,396        $6,363        $39,033
                                                           =======        ======        =======

     All on-site inventory at Clinton and LaPlatte has been sold and the decommissioning of the ammonia storage tanks at Clinton and LaPlatte has been completed. The Company has contracted out the demolition of the Clinton facility (at a cost of approximately $45) and demolition activity at Clinton is in process. The Company is attempting to sell this property and therefore certain structures which add value to the site will not be demolished at this time. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is completed it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not completed demolition is expected to start in the second quarter of 2001. There is one employee remaining at each site.

     The Company is currently in negotiations for the sale of the Saltville site. Dismantling procedures are now complete.

     The office consolidation is now complete.

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

     THE APPLICATION OF US GAAP, AS DESCRIBED ABOVE, WOULD HAVE HAD THE FOLLOWING APPROXIMATE EFFECTS ON NET INCOME, NET INCOME PER SHARE, TOTAL ASSETS AND SHAREHOLDERS' EQUITY:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
                                            ------------------------    ------------------------
                                               2000          1999          2000          1999
                                            ----------    ----------    ----------    ----------
                                                  (UNAUDITED)                 (UNAUDITED)
Net income (loss) as reported -- Canadian
  GAAP....................................  $   46,351    $ (524,244)   $  178,097    $ (422,937)
Items increasing (decreasing) reported net
  income (loss)
  Pre-operating costs.....................      (5,539)           --        (9,549)           --
  Provision for asset impairment..........          --      (217,953)           --      (217,953)
  Depreciation and amortization...........       2,441            --         7,323            --
Deferred income taxes.....................         927        50,590           645        50,590
                                            ----------    ----------    ----------    ----------
Approximate net income -- US GAAP.........  $   44,180    $ (691,607)   $  176,516    $ (590,300)
                                            ==========    ==========    ==========    ==========
Weighted average shares outstanding -- US
  GAAP....................................  52,031,000    54,269,000    52,651,000    54,259,000
                                            ==========    ==========    ==========    ==========
Approximate net income per share -- US
  GAAP....................................  $     0.85    $   (12.74)   $     3.35    $   (10.88)
                                            ==========    ==========    ==========    ==========

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Total assets as reported -- Canadian GAAP...................   $4,109,170       $3,916,830
Items increasing (decreasing) reported total assets
  Available-for-sale security (unrealized holding gain).....       39,475           26,212
  Property, plant and equipment.............................     (162,308)        (168,632)
  Pre-operating costs.......................................      (14,154)          (4,605)
  Goodwill..................................................      (48,322)         (49,321)
                                                               ----------       ----------
Approximate total assets -- US GAAP.........................   $3,923,861       $3,720,484
                                                               ==========       ==========

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP.....   $1,998,093       $1,962,386
Items increasing (decreasing) reported shareholders' equity
  Other comprehensive income, net of tax....................       26,540           16,858
  Pre-operating costs.......................................      (14,154)          (4,605)
  Property, plant and equipment.............................     (162,308)        (168,632)
  Goodwill..................................................      (48,322)         (49,321)
  Deferred income taxes.....................................       52,615           51,970
                                                               ----------       ----------
Approximate shareholders' equity -- US GAAP.................   $1,852,464       $1,808,656
                                                               ==========       ==========

New Accounting Pronouncements

     The Company will have to adopt SFAS 133 effective January 1, 2001. It is not expected that SFAS 133 will have a significant impact on the results of operations. The impact of SFAS 133 on the statement of financial position may be significant depending on the volatility of the price of natural gas.

     Effective January 1, 2001 the Company will be subject to SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". This SAB is not expected to have a significant effect on the Company's results of operations or financial position.

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

OVERVIEW

  Third Quarter

                                                       THREE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------------------------------
                                                       % OF                    % OF
($ MILLIONS)                                2000     NET SALES     1999      NET SALES    % CHANGE
------------                               ------    ---------    -------    ---------    --------
Net Sales
  North American.........................  $392.3        72       $ 287.8        63          36
  Offshore...............................   150.4        28         165.8        37          (9)
                                           ------       ---       -------       ---         ---
                                           $542.7       100       $ 453.6       100          20
                                           ======       ===       =======       ===         ===
Gross Margin.............................  $120.5        22       $  66.3        15          82
                                           ======       ===       =======       ===         ===
Provision for plant closures.............      --        --       $  55.4        --          --
                                           ======       ===       =======       ===         ===
Provision for asset impairment...........      --        --       $ 525.1        --          --
                                           ======       ===       =======       ===         ===
Operating Income (Loss)..................  $ 80.1        15       $(551.9)       --          --
                                           ======       ===       =======       ===         ===
Net Income (Loss)........................  $ 46.4         9       $(524.2)       --          --
                                           ======       ===       =======       ===         ===
Net Income (Loss) per Share (dollars)....  $ 0.89        --       $ (9.66)       --          --
                                           ======       ===       =======       ===         ===
Gross Margin by Nutrient(1)
  Potash.................................  $ 72.8        52       $  64.6        50          13
                                           ======       ===       =======       ===         ===
  Phosphate..............................  $ 15.5         8       $  25.1        13         (38)
                                           ======       ===       =======       ===         ===
  Nitrogen...............................  $ 32.2        15       $ (23.4)      (18)         --
                                           ======       ===       =======       ===         ===

---------------
(1) Based on net sales by nutrient.

     Higher nitrogen sales prices combined with record third quarter nitrogen sales volumes resulted in higher nitrogen net sales revenue as compared to the third quarter of 1999. In addition, offshore potash sales volumes were a third quarter record. These factors were the primary reason for the increase in net sales revenue over third quarter 1999. Operating income was favourably impacted by a reduction in selling and administrative expenses due to a reduction in the amortization of goodwill. Results for 1999 were significantly affected by the provisions for plant closures and asset impairment.

  Year to Date

                                                        NINE MONTHS ENDED SEPTEMBER 30
                                           --------------------------------------------------------
                                                         % OF                     % OF         %
($ MILLIONS)                                 2000      NET SALES      1999      NET SALES    CHANGE
------------                               --------    ---------    --------    ---------    ------
Net Sales
  North American.........................  $1,206.9        71       $1,099.2        70         10
  Offshore...............................     487.2        29          468.2        30          4
                                           --------       ---       --------       ---        ---
                                           $1,694.1       100       $1,567.4       100          8
                                           ========       ===       ========       ===        ===
Gross Margin.............................  $  376.6        22       $  329.1        21         14
                                           ========       ===       ========       ===        ===
Provision for plant closures.............        --        --       $   55.4        --         --
                                           ========       ===       ========       ===        ===
Provision for asset impairment...........        --        --       $  525.1        --         --
                                           ========       ===       ========       ===        ===
Operating Income (Loss)..................  $  283.9        17       $ (381.7)       --         --
                                           ========       ===       ========       ===        ===
Net Income (Loss)........................  $  178.1        11       $ (422.9)       --         --
                                           ========       ===       ========       ===        ===
Net Income (Loss) per Share (dollars)....  $   3.38        --       $  (7.79)       --         --
                                           ========       ===       ========       ===        ===
Gross Margin by Nutrient(1)
  Potash.................................  $  259.1        53       $  242.4        54          7
                                           ========       ===       ========       ===        ===
  Phosphate..............................  $   59.2        10       $  114.5        18        (48)
                                           ========       ===       ========       ===        ===
  Nitrogen...............................  $   58.3         9       $  (27.8)       (6)        --
                                           ========       ===       ========       ===        ===

---------------
(1) Based on net sales by nutrient.

     Higher nitrogen sales prices and record total potash sales volumes more than offset lower potash and phosphate sales prices, resulting in an increase in net sales revenues as compared to the first nine months of 1999. Operating income was favourably impacted by a reduction in selling and administrative expenses due to a reduction in the amortization of goodwill. Operating income was also favourably affected by the increase in other income (which was primarily due to the gain on sale of Moab, a dividend from Israel Chemicals Ltd., the gain on sale of an aircraft, recovery of catalyst from Clinton and LaPlatte and foreign exchange gains). Results for 1999 were significantly affected by the provisions for plant closures and asset impairment.

POTASH REVENUE

  Third Quarter

                                          THREE MONTHS ENDED SEPTEMBER 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
North American........     $ 60.3         778    $77.55       $ 53.4         669    $79.85      13        16       (3)
Offshore..............       79.8         883     90.34         74.7         780     95.81       7        13       (6)
                           ------       -----    ------       ------       -----    ------      --        --       --
                           $140.1       1,661    $84.35       $128.1       1,449    $88.45       9        15       (5)
                           ======       =====    ======       ======       =====    ======      ==        ==       ==

     Record purchases by Brazil were the primary factor which led to record third quarter offshore sales volumes. Offshore sales prices decreased on a quarter-over-quarter basis primarily due to a combination of product mix, earlier competitive pressures and firming freight rates. The increase in North American sales volumes was primarily due to a strong fall fill program in the US. Sales prices were down in North America primarily due to increased competition.

  Year to Date

                                          NINE MONTHS ENDED SEPTEMBER 30
                        -------------------------------------------------------------------
                                 2000 NET SALES                     1999 NET SALES                     % CHANGE
                        --------------------------------   --------------------------------   --------------------------
                                                 AVERAGE                            AVERAGE                      AVERAGE
                          REVENUE      TONNES     PRICE      REVENUE      TONNES     PRICE                        PRICE
                        ($ MILLIONS)   (000'S)   PER MT    ($ MILLIONS)   (000'S)   PER MT    REVENUE   TONNES   PER MT
                        ------------   -------   -------   ------------   -------   -------   -------   ------   -------
North American........     $195.3       2,450    $79.69       $185.5       2,216    $83.68       5        11       (5)
Offshore..............      291.7       3,368     86.63        262.6       2,896     90.69      11        16       (4)
                           ------       -----    ------       ------       -----    ------      --        --       --
                           $487.0       5,818    $83.71       $448.1       5,112    $87.65       9        14       (4)
                           ======       =====    ======       ======       =====    ======      ==        ==       ==

     Record offshore sales volumes to China and Brazil and increased sales to Japan, Indonesia and Vietnam contributed to a record for total nine-month sales tonnes. Offshore sales prices were down as compared to the first nine months of 1999 primarily due to competitive pressures and firming freight rates. North American sales volumes increased primarily due to large seeded acreages and favourable planting conditions which extended the fertilizer season and a strong fall fill program. Sales prices in the North American market were down as compared to the same period in 1999 due to competitive pressures.

PHOSPHATE REVENUE

  Third Quarter

                                          THREE MONTHS ENDED SEPTEMBER 30
                       ---------------------------------------------------------------------
                                2000 NET SALES                      1999 NET SALES                      % CHANGE
                       ---------------------------------   ---------------------------------   --------------------------
                                                AVERAGE                             AVERAGE                       AVERAGE
                         REVENUE      TONNES     PRICE       REVENUE      TONNES     PRICE                         PRICE
                       ($ MILLIONS)   (000'S)    PER MT    ($ MILLIONS)   (000'S)    PER MT    REVENUE   TONNES   PER MT
                       ------------   -------   --------   ------------   -------   --------   -------   ------   -------
Fertilizer --
  liquids............     $ 43.8        236     $185.66       $ 49.0        263     $186.49      (11)     (10)       --
Fertilizer -- DAP....       53.4        373      143.22         69.1        414      167.05      (23)     (10)      (14)
Feed.................       55.3        230      240.88         50.3        206      244.15       10       11        (1)
Industrial...........       42.1        132      316.71         30.8        104      293.48       37       27         8
                          ------        ---     -------       ------        ---     -------      ---      ---       ---
                          $194.6        971     $200.38       $199.2        987     $201.75       (2)      (2)       (1)
                          ======        ===     =======       ======        ===     =======      ===      ===       ===

     Higher industrial sales volumes as compared to third quarter 1999 were primarily due to securing new business, reinforcing the Company's objective to grow the industrial phosphate business. Higher industrial sales prices primarily reflect changes in product and customer mix.

     Offshore liquid fertilizer sales volumes decreased primarily due to reduced sales to India. North American liquid sales volumes were comparable to third quarter 1999. Third quarter North American DAP sales volumes increased from the same quarter in 1999 due to a good fall fill program as customers bought ahead of price increases. However, this was more than offset by a decrease in offshore DAP volumes primarily due to lower PhosChem sales to India and Pakistan. Overall, DAP sales prices were down compared to the third quarter of 1999 but increased as compared to second quarter 2000.

     Increased feed sales volumes were primarily due to the Company's purchase of a feed plant in Brazil and strong offshore demand.

  Year to Date

                                          NINE MONTHS ENDED SEPTEMBER 30
                       ---------------------------------------------------------------------
                                2000 NET SALES                      1999 NET SALES                      % CHANGE
                       ---------------------------------   ---------------------------------   --------------------------
                                                AVERAGE                             AVERAGE                       AVERAGE
                         REVENUE      TONNES     PRICE       REVENUE      TONNES     PRICE                         PRICE
                       ($ MILLIONS)   (000'S)    PER MT    ($ MILLIONS)   (000'S)    PER MT    REVENUE   TONNES   PER MT
                       ------------   -------   --------   ------------   -------   --------   -------   ------   -------
Fertilizer --
  liquids............     $139.6         724    $192.74       $165.2         777    $212.50      (15)      (7)       (9)
Fertilizer -- DAP....      170.6       1,177     144.94        215.4       1,199     179.59      (21)      (2)      (19)
Feed.................      156.4         656     238.39        159.6         656     243.14       (2)      --        (2)
Industrial...........      114.2         364     314.44         97.3         325     300.16       17       12         5
                          ------       -----    -------       ------       -----    -------      ---       --       ---
                          $580.8       2,921    $198.86       $637.5       2,957    $215.57       (9)      (1)       (8)
                          ======       =====    =======       ======       =====    =======      ===       ==       ===

     Higher industrial sales volumes as compared to the first nine months of 1999 were primarily due to securing new business. This reinforced the Company's objective to grow the industrial phosphate business. Higher industrial sales prices primarily reflect changes in product and customer mix. On a year-to-date basis, non-fertilizer products contributed 35 percent of sales volumes (1999 -- 33 percent), 47 percent of net sales revenue (1999 -- 40 percent) and all of the positive gross margin (1999 -- 59 percent of gross margin).

     Offshore liquid fertilizer sales volumes increased marginally as compared to the first nine months of 1999. This increase was more than offset by a reduction in North American sales volumes due primarily to a carry-over from the previous season. Offshore DAP sales volumes decreased primarily due to reduced purchases by China, India and Pakistan. This more than offset an increase in North American sales volumes. Overall, DAP prices were down 19 percent. Offshore liquid fertilizer prices declined due primarily to lower contract prices in India. North American phosphate fertilizer prices continued to be disappointing.

NITROGEN REVENUE

  Third Quarter

                                          THREE MONTHS ENDED SEPTEMBER 30
                       ---------------------------------------------------------------------
                                2000 NET SALES                      1999 NET SALES                      % CHANGE
                       ---------------------------------   ---------------------------------   --------------------------
                                                AVERAGE                             AVERAGE                       AVERAGE
                         REVENUE      TONNES     PRICE       REVENUE      TONNES     PRICE                         PRICE
                       ($ MILLIONS)   (000'S)    PER MT    ($ MILLIONS)   (000'S)    PER MT    REVENUE   TONNES   PER MT
                       ------------   -------   --------   ------------   -------   --------   -------   ------   -------
Ammonia..............     $ 62.3         398    $156.52       $ 41.5         407    $101.95       50       (2)      54
Urea.................       56.2         357     157.61         35.5         325     108.88       59       10       45
Solutions............       30.9         303     101.92         12.0         187      64.58      156       62       58
Other................       34.7         641      54.17         25.6         575      44.53       36       12       22
                          ------       -----    -------       ------       -----    -------      ---       --       --
                           184.1       1,699     108.34        114.6       1,494      76.67       61       14       41
Purchased............       23.9         150     159.73         11.7         106     110.61      105       42       44
                          ------       -----    -------       ------       -----    -------      ---       --       --
                          $208.0       1,849    $112.50       $126.3       1,600    $ 78.91       65       16       43
                          ======       =====    =======       ======       =====    =======      ===       ==       ==
Fertilizer...........     $105.3         765    $137.56       $ 53.4         618    $ 86.41       97       24       59
Non-fertilizer.......      102.7       1,084      94.80         72.9         982      74.19       41       10       28
                          ------       -----    -------       ------       -----    -------      ---       --       --
                          $208.0       1,849    $112.50       $126.3       1,600    $ 78.91       65       16       43
                          ======       =====    =======       ======       =====    =======      ===       ==       ==

     Prices for all nitrogen products were significantly higher than in the third quarter of 1999. These higher prices combined with record third quarter sales volumes resulted in a substantial improvement in nitrogen gross margin on a quarter-over-quarter basis. The increase in prices were primarily the result of healthy demand and tight supply due to temporary and permanent plant shutdowns. The significant increase in US natural gas prices has accelerated industry rationalization in North America.

     Sales volumes of manufactured products increased as compared to the third quarter of 1999 primarily due to low inventories, good industrial demand and increased market share.

     As a percentage of total sales volumes, non-fertilizer sales volumes decreased from 61 percent in third quarter 1999 to 59 percent in third quarter 2000 while non-fertilizer sales revenues decreased from 58 percent to 49 percent over the same period. This is primarily due to the significant improvement in fertilizer volumes and prices on a quarter-over-quarter basis.

  Year to Date

                                          NINE MONTHS ENDED SEPTEMBER 30
                       ---------------------------------------------------------------------
                                2000 NET SALES                      1999 NET SALES                      % CHANGE
                       ---------------------------------   ---------------------------------   --------------------------
                                                AVERAGE                             AVERAGE                       AVERAGE
                         REVENUE      TONNES     PRICE       REVENUE      TONNES     PRICE                         PRICE
                       ($ MILLIONS)   (000'S)    PER MT    ($ MILLIONS)   (000'S)    PER MT    REVENUE   TONNES   PER MT
                       ------------   -------   --------   ------------   -------   --------   -------   ------   -------
Ammonia..............     $142.8         952    $150.08       $148.0       1,462    $101.22       (3)     (35)      48
Urea.................      170.3       1,166     145.99        133.4       1,201     111.12       28       (3)      31
Solutions............       91.7       1,190      77.07         83.8       1,245      67.32        9       (4)      14
Other................      103.5       1,665      62.14         87.0       1,722      50.48       19       (3)      23
                          ------       -----    -------       ------       -----    -------      ---      ---       --
                           508.3       4,973     102.21        452.2       5,630      80.31       12      (12)      27
Purchased............      118.0         801     147.24         29.6         282     105.39      299      184       40
                          ------       -----    -------       ------       -----    -------      ---      ---       --
                          $626.3       5,774    $108.45       $481.8       5,912    $ 81.51       30       (2)      33
                          ======       =====    =======       ======       =====    =======      ===      ===       ==
Fertilizer...........     $333.5       2,881    $115.76       $257.2       3,051    $ 84.32       30       (6)      37
Non-fertilizer.......      292.8       2,893     101.17        224.6       2,861      78.51       30        1       29
                          ------       -----    -------       ------       -----    -------      ---      ---       --
                          $626.3       5,774    $108.45       $481.8       5,912    $ 81.51       30       (2)      33
                          ======       =====    =======       ======       =====    =======      ===      ===       ==

     Prices for all nitrogen products were higher than in the first nine months of 1999. These higher prices were primarily the result of healthy demand and the tight supply due to temporary and permanent plant shutdowns. The significant increase in US natural gas prices has accelerated industry rationalization in North America.

     Sales volumes of manufactured products decreased as compared to the first nine months of 1999 primarily due to the permanent closure of two of the Company's plants in the third quarter of 1999 and the temporary shutdown of two of the Company's ammonia plants in Trinidad during the first half of 2000. Sales volumes of purchased products increased as purchased products replaced manufactured products in order to satisfy established customer demand.

     Non-fertilizer sales volumes increased from 48 percent in the first nine months of 1999 to 50 percent in the same period in 2000. Non-fertilizer sales revenues remained at 47 percent of total nitrogen net sales revenues.

COST OF GOODS SOLD

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30                 SEPTEMBER 30
                                             --------------------------   --------------------------
                                                                   %                            %
                                              2000      1999     CHANGE    2000      1999     CHANGE
                                             -------   -------   ------   -------   -------   ------
Potash production (KCl) tonnage (000's)...     1,190     1,069     11       5,631     4,700     20
Phosphate production (P(2)0(5)) tonnage
  (000's).................................       484       481      1       1,510     1,598     (6)
Nitrogen production (N) tonnage (000's)...       759       650     17       1,953     2,372    (18)
Potash unit cost of sales ($).............   $ 40.49   $ 43.89     (8)    $ 39.18   $ 40.24     (3)
Phosphate unit cost of sales ($)..........   $184.41   $176.33      5     $178.61   $176.86      1
Manufactured Nitrogen unit cost of sales
  ($).....................................   $ 89.97   $ 91.25     (1)    $ 90.77   $ 85.18      7
Depreciation and amortization
  ($millions).............................   $  46.5   $  47.9     (3)    $ 143.9   $ 148.2     (3)

     Higher potash production volumes, fewer shutdown weeks, more potash sales sourced from Saskatchewan and a weaker Canadian dollar contributed to a reduction in the potash unit cost of sales as compared to third quarter 1999. On a year-to-date basis record production volumes were primarily responsible for lower per unit cost of sales.

     Phosphate unit cost of sales increased as compared to the third quarter of 1999 primarily due to the increased cost of ammonia which more than offset the lower per unit cost of sulphur. On a year-to-date basis the increased cost of ammonia combined with reduced phosphate production has resulted in higher per unit cost of sales.

     The per unit cost of manufactured nitrogen products in the third quarter was flat as compared to the third quarter of 1999 due primarily to higher production volumes which offset the effect of higher natural gas costs. The average per unit cost of natural gas increased over third quarter 1999 due to more expensive US based production during the quarter and higher natural gas costs in Trinidad. Natural gas costs at the Company's US plants benefited from the Company's natural gas hedging program which mitigated the effect of the recent increases in US natural gas prices. On a year-to-date basis the per unit cost of manufactured products has increased primarily due to reduced production (due to the temporary closure of two of the Company's plants in Trinidad during the first half of the year) and increased natural gas prices.

EXPENSES

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30                 SEPTEMBER 30
                                          -------------------------    ------------------------
                                                               %                           %
($ MILLIONS)                              2000      1999     CHANGE    2000     1999     CHANGE
------------                              -----    ------    ------    -----    -----    ------
Selling and Administrative..............  $30.6    $ 32.0      (5)     $79.3    $89.8      (12)
Provincial Mining and Other Taxes.......   18.7      13.2      41       66.5     60.9        9
Interest................................   16.6      12.9      29       45.9     38.5       19
Income Taxes............................   17.2     (40.6)    142       59.9      2.8    2,052

     Selling and administrative expenses in the third quarter of 2000 and on a year-to-date basis decreased primarily due to a reduction in the amortization of goodwill which was partially offset by relocation costs relating to the Northbrook office.

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold. The increase in Provincial Mining and Other Taxes for the quarter and on a year-to-date basis is primarily due to increased Saskatchewan-sourced sales.

     Interest expense in the third quarter of 2000 and on a year-to-date basis increased due to an increase in interest expense on short-term debt relating to the Company's commercial paper program. The weighted average interest rate on short-term debt outstanding in the third quarter of 2000 was 6.9 percent (1999 --5.5 percent) and for the nine months ended September 30, 2000 was 6.6 percent (1999 -- 5.3 percent). This increase in short-term interest expense was offset in part by reduced interest expense on long-term debt. Weighted average long-term debt outstanding in the third quarter of 2000 was $436.2 million as compared to $482.6 million in 1999. The weighted average interest rate on the long-term debt outstanding was 6.9 percent in the third quarter of 2000 (1999 --
6.8 percent). On a year-to-date basis, the weighted average long-term debt outstanding in the first nine months of 2000 was $441.5 million as compared to $702.5 million in the first nine months of 1999. The weighted average interest rate on the long-term debt outstanding was 6.8 percent during the nine months ended September 30, 2000 (1999 -- 6.4 percent).

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

     The effective consolidated tax rate for the third quarter of 2000 was 27 percent (1999 -- 27 percent) of income before income taxes. On a year-to-date basis the effective consolidated tax rate was 27 percent (exclusive of the gain on sale of Moab, for which there was no tax effect). The comparable rate in 1999 was 30 percent. The decrease in the effective rate is primarily due to revisions to earnings estimates. As earnings estimates within taxing jurisdictions change, the effective rate may also change. On a year-to-date basis the current/deferred tax split approximates 45 percent current and 55 percent deferred.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              --------------------------
                                                                                    %
($ MILLIONS)                                                   2000      1999     CHANGE
------------                                                  ------    ------    ------
Cash provided by operating activities.......................  $360.9    $327.2      10
Cash used in investing activities...........................  $203.9    $128.3      59
Cash used in financing activities...........................  $105.4    $243.5     (57)

     The increase in cash provided by operating activities in the first nine months of 2000 was primarily due to increases of $30.7 million in net income (exclusive of the gain on sale of Moab) before non-cash provisions for plant closure and asset impairment and $45.2 million of deferred income taxes which were partially offset by a reduction of $35.1 million due to net increases in accounts receivable, inventories and accounts payable.

     The increase in cash used in investing activities was primarily due to the purchase of Albright & Wilson ($32.0 million), the purchase of rights to certain manufacturing technology ($11.1 million) and the purchase of property, plant and equipment ($75.5 million, which includes the final payment on the sulphur vessel and assets capitalized on the buy out of certain operating leases).

     Cash used in financing activities was primarily to repurchase shares and to pay dividends. The Company paid dividends of $39.2 million in the first nine months of 2000 (1999 -- $39.9 million) and repurchased shares for $104.1 million (2,070,000 shares at an average price of $50.31). This completed the Company's share repurchase program. On a cumulative basis since inception of the program in November, 1999 the Company repurchased 2,700,000 shares for $133.4 million (an average price of $49.41).

     The Company has a syndicated credit facility which provides for unsecured advances of up to $500.0 million (less the amount of commercial paper outstanding), none of which was outstanding at September 30, 2000. In addition, the Company has short-term lines of credit for up to $289.8 million in borrowing (less letters of credit of $27.3 million), of which $100.0 million was outstanding at September 30, 2000. The Company is authorized to borrow up to a maximum of $500.0 million under the commercial paper program of which $435.4 was outstanding at September 30, 2000. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement.

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

     All on-site inventory at Clinton and LaPlatte has been sold and the decommissioning of the ammonia storage tanks at Clinton and LaPlatte has been completed. The Company has contracted out the demolition of the Clinton facility (at a cost of approximately $45) and demolition activity at Clinton is in process. The Company is attempting to sell this property and therefore certain structures which add value to the site will not be demolished at this time. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is completed it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not completed demolition is expected to start in the second quarter of 2001. There is one employee remaining at each site.

     The Company is currently in negotiations for the sale of the Saltville site. Dismantling procedures are now complete.

     The office consolidation is now complete.

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

     North American fertilizer demand is generally considered mature but is expected to fluctuate from year-to-year, as a function of acres planted and application rates per acre which are influenced by crop prices and weather. In its mid-October Crop Report, the USDA reduced its corn production estimate and increased its demand forecast. The corn stocks-to-use ratio is now expected to be flat year-over-year at 17.9 percent, well below September's estimate of 22.6 percent. This has improved corn prices. Combined with record government payments, this should create a positive mindset for farmers.

     The Company sells a significant amount of potash and phosphate into countries in the offshore markets. Consumers in these markets purchase fertilizer to grow cash crops for export and to grow food for internal use. Recent estimates by outside consultants suggest that fertilizer consumption in these markets will rise by 2 to 3 percent this year.

     The Company also sells product in the non-fertilizer markets which are affected by North American economic growth. The outlook for North American economic growth should translate into increased demand for these upgraded products.

     Domestic fertilizer sales volumes in the fourth quarter of 2000 will be affected primarily by the strength of the fall season. Offshore sales volumes may be affected by the timing of purchases by China, India and Brazil. Sales volumes of manufactured nitrogen products are expected to increase as compared to the first half of 2000 as the Company's two ammonia plants in Trinidad have returned to production in July, 2000.

     DAP prices have come under pressure with restarts of North American production. DAP prices in the fourth quarter of 2000 may also be affected by imports by China and India and new capacity coming on stream in Australia and India.

     Nitrogen prices going forward may be affected by the length and number of North American shutdowns, which in turn may be influenced by natural gas prices. In addition, these prices may be affected by how much and how quickly new capacity comes on stream and how efficiently the market restructures to deal with it.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. The Company is currently planning the same number of shutdown weeks in the fourth quarter of 2000 as in fourth quarter 1999 (18 weeks). Production costs are also affected by the strength of the Canadian dollar, natural gas costs and sourcing of product sales.

     Phosphate processing costs are primarily affected by the cost of ammonia, sulphur and rock mining conditions.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. A continuation of high spot prices may cause natural gas costs to increase in the fourth quarter relative to 1999 and the third quarter of 2000. However, the Company's natural gas hedging policy in the US and Trinidad gas contracts are expected to significantly mitigate the effect of higher spot prices.

     For the fourth quarter, PCS expects overall earnings to approximate $0.75 per share.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q and this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the "Outlook" section, relating to the period after September 30, 2000, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; potential higher costs incurred in connection with restructuring charges as compared to costs estimated for purposes of calculating such charges; uncertainty and variations in future discounted and undiscounted net cash flows from use together with residual values estimated for purposes of calculating asset impairment; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis and sales can be expected to shift from one period to another. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2000 the Company's estimated derivative commodity instruments market risk exposure was $46.3 million (1999 -- $31.6 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2000 through 2005, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. The complaint sought treble damages and other relief. PCS and PCS Sales (Canada) filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit. On February 17, 2000, the Eighth Circuit, en banc, affirmed Judge Kyle's summary judgment ruling. On October 2, 2000, the United States Supreme Court denied the plaintiffs' petition for writ of certiori. Accordingly, the claims of federal court plaintiffs have now been fully and finally dismissed.

     Additional complaints were filed in California state court on behalf of purported class of indirect purchasers of potash. PCS moved to dismiss the California State Court lawsuits for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales (Canada). Following Judge Kyle's summary judgment decision, the California litigation was stayed, and the plaintiffs agreed to dismiss their lawsuit if Judge Kyle's summary judgment ruling withstood appeal. PCS Sales (Canada) expects the California lawsuit to be dismissed shortly.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2        Agreement and Plan of Merger dated September 2, 1996, as
          amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
          2(a) to Amendment Number 2 to the registrant's Form S-4
          (File No. 333-17841).
 3(a)     Restated Articles of Incorporation of the registrant dated
          October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995 (the "1995 Form
          10-K").
 3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)     Term Credit Agreement between The Bank of Nova Scotia and
          other financial institutions and the registrant dated
          October 4, 1996, incorporated by reference to Exhibit 4(b)
          to the registrant's Form S-4 (File No. 333-17841).
 4(b)     First Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
          reference to Exhibit 4(b) to the registrant's report on Form
          10-K for the year ended December 31, 1997 (the "1997 Form
          10-K").
 4(c)     Second Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
          reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)     Third Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
          reference to Exhibit 4(d) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1998.
 4(e)     Fourth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by
          reference to exhibit 4(e) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1999 (the
          "Third Quarter 1999 Form 10-Q").
 4(f)     Fifth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 28, 2000.
 4(g)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
          incorporated by reference to Exhibit 4(a) to the
          registrant's report on Form 8-K dated June 18, 1997.

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
10(m)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(n)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(o)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(p)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(q)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(r)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(s)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(x)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, as amended November 3, 1999, incorporated by
          reference to Exhibit 10(y) to the Third Quarter 1999 Form
          10-Q.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Key Employees, as amended November 3, 1999,
          incorporated by reference to Exhibit 10(z) to the Third
          Quarter 1999 Form 10-Q.
10(z)     Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the First Quarter 2000 Form 10-Q.
10(aa)    Long-Term Incentive Plan of the registrant effective January
          2000, incorporated by reference to Exhibit 10(aa) to the
          Second Quarter 2000 Form 10-Q.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(bb)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(cc)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(dd)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ee)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.
10(ff)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(gg)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.
10(hh)    General Partnership Agreement forming Albright & Wilson
          Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
          10-K.
10(ii)    Amendment to the Albright & Wilson Company General
          Partnership Agreement dated March 23, 2000, incorporated by reference to Exhibit 10(jj) to the registrant's report on
          Form 10-K for the year ended December 31, 1999 (the "1999
          Form 10-K").
10(jj)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(kk)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(ll)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
10(mm)    Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing
          supplemental income plan agreements.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the registrant during the quarterly period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

November 9, 2000
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                              Senior Vice President, General
                                              Counsel and Secretary

November 9, 2000
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                              Senior Vice President, Finance and
                                              Treasurer, and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

EXHIBIT
NUMBER                           EXHIBIT INDEX                          PAGE
-------                          -------------                          ----
 2        Agreement and Plan of Merger dated September 2, 1996, as
          amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
          2(a) to Amendment Number 2 to the registrant's Form S-4
          (File No. 333-17841).
 3(a)     Restated Articles of Incorporation of the registrant dated
          October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995 (the "1995 Form
          10-K").
 3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)     Term Credit Agreement between The Bank of Nova Scotia and
          other financial institutions and the registrant dated
          October 4, 1996, incorporated by reference to Exhibit 4(b)
          to the registrant's Form S-4 (File No. 333-17841).
 4(b)     First Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
          reference to Exhibit 4(b) to the registrant's report on Form
          10-K for the year ended December 31, 1997 (the "1997 Form
          10-K").
 4(c)     Second Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
          reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)     Third Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
          reference to Exhibit 4(d) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1998.
 4(e)     Fourth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by
          reference to exhibit 4(e) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1999 (the
          "Third Quarter 1999 Form 10-Q").
 4(f)     Fifth Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated September 28, 2000.
 4(g)     Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York,
          incorporated by reference to Exhibit 4(a) to the
          registrant's report on Form 8-K dated June 18, 1997.
10(a)     Sixth Voting Agreement dated April 22, 1978, between Central
          Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales and Texasgulf Inc., incorporated by
          reference to Exhibit 10(f) to the F-1 Registration
          Statement.
10(b)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(c)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(d)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No. 33-45828)).

EXHIBIT
NUMBER                           EXHIBIT INDEX                          PAGE
-------                          -------------                          ----
10(e)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(f)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(g)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(h)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(i)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(j)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(k)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(l)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(m)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(n)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(o)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(p)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.

EXHIBIT
NUMBER                           EXHIBIT INDEX                          PAGE
-------                          -------------                          ----
10(q)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(r)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(s)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(x)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, as amended November 3, 1999, incorporated by
          reference to Exhibit 10(y) to the Third Quarter 1999 Form
          10-Q.
10(y)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Key Employees, as amended November 3, 1999,
          incorporated by reference to Exhibit 10(z) to the Third
          Quarter 1999 Form 10-Q.
10(z)     Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the First Quarter 2000 Form 10-Q.
10(aa)    Long-Term Incentive Plan of the registrant effective January
          2000, incorporated by reference to Exhibit 10(aa) to the Second
          Quarter 2000 Form 10-Q.
10(bb)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(cc)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(dd)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ee)    Supplemental Retirement Benefits Plan, for eligible
          employees of PCS Phosphate Company, Inc., incorporated by
          reference to Exhibit 10(s) to the 1995 Form 10-K.
10(ff)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(gg)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.

EXHIBIT
NUMBER                           EXHIBIT INDEX                          PAGE
-------                          -------------                          ----
10(hh)    General Partnership Agreement forming Albright & Wilson
          Company, dated July 29, 1988 and amended January 31, 1995, between Texasgulf Inc. and Albright & Wilson Americas Inc., incorporated by reference to Exhibit 10(v) to the 1995 Form
          10-K.
10(ii)    Amendment to the Albright & Wilson Company General
          Partnership Agreement dated March 23, 2000, incorporated by reference to Exhibit 10(jj) to the registrant's report on
          Form 10-K for the year ended December 31, 1999 (the "1999
          Form 10-K").
10(jj)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(kk)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(ll)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
10(mm)    Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing
          supplemental income plan agreements.
11        Statement re Computation of Per Share Earnings.
27        Financial Data Schedule.