Form 10-K
period 2000-12-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2001-03-28
CIK 855931

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-10351

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
 (Address and telephone number of the registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
         Common Shares, No Par Value                      New York Stock Exchange
(Including rights under the Shareholder Rights
                  Agreement)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 2001, the registrant had 51,862,749 Common Shares outstanding, and the aggregate market value of the 51,792,742 Common Shares held by non-affiliates of the registrant was approximately $3,262,942,801.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "2000 Annual Report"), filed as Exhibit 13, are incorporated by reference into Part II.

     Portions of the registrant's Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 10, 2001 (the "2001 Proxy Circular"), attached as Exhibit 99, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

GENERAL

     Potash Corporation of Saskatchewan Inc. ("PCS") and its direct and indirect subsidiaries (together with PCS' predecessors, the "Company") is one of the world's largest integrated fertilizer and related industrial and feed products companies. In 2000, the Company's potash production represented an estimated 17% of global potash production. In addition, it had 23% of global potash capacity and an estimated 52% of global excess potash capacity, giving it more available potash capacity than any single company or country other than Canada. The Company is the third largest producer of phosphates worldwide by capacity, currently representing approximately 7% of world phosphoric acid production and 6% of world phosphoric acid capacity. The Company is the second largest nitrogen producer in the Western Hemisphere.

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

     In April 1995, the Company purchased all of the outstanding shares of Texasgulf Inc. ("Texasgulf") from Elf Aquitaine, Inc. ("Elf (USA)") and Williams Acquisition Holding Company, Inc. ("Williams"). At the time of the acquisition, the name "Texasgulf Inc." was changed to PCS Phosphate Company, Inc. ("PCS Phosphate"). PCS Phosphate manufactures and sells solid and liquid phosphate fertilizers, animal feed supplements, and purified phosphoric acid which is used in food products and industrial processes. Its facility in Aurora, North Carolina is the largest vertically-integrated phosphate mine and processing plant in the world. Other assets of PCS Phosphate include: animal feed plants in three states; two industrial phosphoric acid plants owned through a partnership carrying on business as PCS Purified Phosphates (formerly Albright & Wilson Company); an undivided 50% interest in an ammonia storage terminal in Savannah, Georgia; and PCS Phosphate's product distribution infrastructure.

     In October 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. ("White Springs") from Occidental Chemical Corporation ("OxyChem"). White Springs' primary assets are a phosphate mine and two chemical plant complexes in northern Florida, Swift Creek and Suwannee River. Other assets of White Springs include two feed plants at the Suwannee River facility and the remaining undivided 50% interest in the ammonia storage terminal in Savannah, Georgia owned with PCS Phosphate.

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

     In December 1998, the Company purchased, pursuant to a public offering by the State of Israel, 108,359,925 Ordinary Shares of Israel Chemicals Ltd. ("ICL") for approximately $92 million. This purchase represented 9.03% of the issued and outstanding Ordinary Shares of ICL. Through its subsidiaries, ICL is a potash, phosphate and bromine producer and is also involved in other specialty chemical products.

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

     On March 1, 2000, the Company completed the purchase of an animal feed plant in Brazil from Mitsui Company. The plant is capable of producing 70,000 tonnes per annum of animal-feed phosphate.

     On March 23, 2000, the Company completed a transaction with Rhodia Inc. to acquire the remaining 50% ownership interest in the merchant grade phosphoric acid joint venture company formerly called Albright & Wilson Company for approximately $42 million. Upon closing of the transaction, the partnership was renamed PCS Purified Phosphates. The Company and Albright & Wilson Americas Inc. had been operating the business as a 50/50 partnership. With the completion of the transaction, the Company now owns 100% of the purified acid plant and blending plant in Aurora, North Carolina and 100% of the blending plant in Cincinnati, Ohio. Rhodia Inc. retained a polyphosphoric acid production unit in Charleston, South Carolina.

     PCS has its head office at Suite 500, 122 - 1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3.

     The Company has three principal business segments: potash, phosphate and nitrogen. For information with respect to the net sales revenue, operating income and assets attributable to each segment and to the Company's domestic and international sales, see Note 18 to the Company's audited consolidated financial statements as at December 31, 2000 and 1999 and for each of the three years ended December 31, 2000 (together with the Notes thereto, the "Consolidated Financial Statements"), incorporated by reference under Item 8.

     The Company presents its financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). See Note 31 to the Consolidated Financial Statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States as they relate to the Company.

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

     These forward looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, fluctuations in supply and demand in fertilizer, sulfur and petrochemical markets, changes in competitive pressures, including pricing pressures, potential higher actual costs incurred in connection with restructuring charges as compared to costs estimated for the purposes of calculating such charges, uncertainty and variations in future undiscounted net cash flows from use together with residual values estimated for purposes of calculating restructuring charges, risks associated with natural gas and other hedging activities, changes in capital markets, changes in currency and exchange rates, unexpected geological and environmental conditions, imprecision in reserve estimates, the outcome of legal proceedings and changes in government policy and regulation, including environmental regulation.

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

     Under a long-term mining and processing agreement (the "Mining and Processing Agreement") effective through 2026, IMC Esterhazy Canada Limited Partnership ("IMC") mines and processes PCS reserves at the Esterhazy mine. PCS has the option to terminate this agreement every five years. In order to terminate the agreement as of December 31, 2001, PCS would have to provide notice by June 30, 2001. IMC has the option of abandoning the mine at any time after 2011, thus terminating the Mining and Processing Agreement. In each year the maximum finished product the Company is permitted to take under the Mining and Processing Agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2001, the Company has notified IMC that it requires 816,466 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company shares, on an annual basis, in such water inflow remediation costs.

     Potash is also produced by the Company at its New Brunswick mine from the flank of an elongated salt structure. Granular product is also produced by the Company at its Cassidy Lake, New Brunswick facility ("Cassidy Lake Facility") using standard grade product from certain of the Company's other mine sites. The Company also holds an interest in certain oil and gas rights within the vicinity of the New Brunswick mine. Natural gas has been discovered and the Company, in conjunction with Corridor Resources Inc., is continuing investigations with a view to determining the extent, nature and commercial viability of the gas discovery.

     PCS Yumbes, acquired in 1999, holds mining concessions on certain sodium nitrate reserves in the Atacama desert in northern Chile. The production facility is in the development stage and has been designed to produce 0.285 million tonnes of potassium nitrate, 0.060 million tonnes of sodium nitrate and 360 tonnes of iodine per year at full production. Preliminary production began in mid-2000. Development continues with a view to bringing the plant to its full productive capacity. Sodium nitrate is combined with potassium chloride to produce potassium nitrate, primarily used for intensely cultivated and chloride-sensitive crops.

PRODUCTION

     The Company produces potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in a warm brine and pumped to the surface for processing. Approximately 20 grades of potash are produced to suit preferences of the various markets. Commencing in 2000, a prill product is being produced at the Company's Cory mine.

     In 2000, the Company's conventional potash operations mined 19.3 million tonnes of ore at an average grade of 23.1% K(2)O. In 2000, the Company's potash produced consisted of 7.15 million tonnes of potash (KCl) with an average grade of 60.94% K(2)O, representing approximately 44% of North American production.

     The Company's present annual potash production capacity is approximately
12.1 million tonnes KCl, which includes maximum annual production under the Mining and Processing Agreement with IMC of approximately one million tonnes at Esterhazy. In 2000, the Company's production capacity represented approximately 55% of the North American total while its excess capacity was an estimated 85% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

     The New Brunswick mine is a conventional cut and fill mine. In addition to potash production, this mine also produced .58 million tonnes of sodium chloride
(salt) in 2000. The Company continues to incur costs at the New Brunswick division in relation to locating and managing a saturated brine inflow.

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

RESERVES

     The Company estimates that its conventional mines in Saskatchewan contained
4.74 billion tonnes of recoverable ore at an average grade of 22.9% K(2)O as at December 31, 2000, and that such ore will yield 1.5 billion tonnes of finished product (KCl) at an average grade of 60% K(2)O.

     The Company's ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company's estimated recoverable ore and the estimated volumes of finished product from such ore are as follows:

                                                  RECOVERABLE    FINISHED
MINE                                                  ORE        PRODUCT
----                                              -----------    --------
                                                   (MILLIONS OF TONNES)
Allan...........................................    1,387.9        508.8
Cory............................................    1,047.7        323.5
Esterhazy.......................................       74.7         24.7
Lanigan.........................................    1,548.6        445.1
Rocanville......................................      676.8        223.7
                                                    -------      -------
  Total.........................................    4,735.7      1,525.8
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

     Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of
45.6 million tonnes of recoverable ore and 15.8 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of at least 20 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 200 million tonnes of recoverable ore and 69 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 100 years at full production capacity and utilizing current technology.

PHOSPHATE OPERATIONS

     The Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

PROPERTIES

     The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina (the "Aurora Facility") and the other a 96,000-acre facility near White Springs in northern Florida (the "White Springs Facility"). The Company believes the Aurora Facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora Facility, having an annual P(2)O(5) capacity of 1.2 million tonnes, includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate ("DAP") plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate ("GTSP") or monoammonium phosphate ("MAP"). The Company also holds all outstanding interests in PCS Purified Phosphates (formerly Albright & Wilson Company) which produces high purity phosphoric acid at Aurora. The White Springs Facility is the third largest P(2)O(5) producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs Facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a superphosphoric acid plant, a dicalcium phosphate plant and a defluorinated phosphate rock plant located at the Suwannee River complex and two sulfuric acid plants and a phosphoric acid plant and superphosphoric plant located at the Swift Creek complex. The Company's other properties include animal feed plants in Kinston, North Carolina; Marseilles, Illinois; Weeping Water, Nebraska and Sao Vincente, Brazil; a purified phosphate blending plant in Cincinnati, Ohio and terminal facilities at Morehead City, North Carolina and Savannah, Georgia.

     In the first quarter of 2001, the Company announced the permanent closure of its Davenport, Iowa feed plant. Davenport has an annual capacity of 280,000 tonnes of Monocal and Dical feed supplements. The Company also announced in the first quarter of 2001 that it suspended all DAP production at the White Springs facility for an extended period. Combined with previous cutbacks, the total idled DAP production at the White Springs facility is 710,000 tonnes on an annualized basis. During the curtailment, the site will produce P(2)O(5) only to serve its feed business, utilizing approximately 50% of its P(2)O(5) capacity.

     At its Geismar, Louisiana facility (the "Geismar Facility"), acquired as part of the Arcadian acquisition, the Company manufactures a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar Facility has a sulfuric acid plant, a phosphoric acid plant, a superphosphoric acid plant, and a liquid fertilizer (11-37-0) plant. A significant portion of the phosphoric acid produced at the Geismar Facility is sold as feedstock to Rhodia, Inc. for use in its neighboring purified acid plant.

PRODUCTION

     The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company's processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate "rock". The annual production capacity of the Company's mines is currently 9.6 million tonnes of phosphate rock. During 2000, the Aurora Facility's total production of phosphate rock was 4.7 million tonnes and the White Springs Facility's total production of phosphate rock was 2.9 million tonnes. The Company generally operates its phosphate mine and phosphate processing plants 24 hours a day, seven days a week, using rotating shifts. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. The Company has been mining in an area of non-optimal mining conditions. The quality and condition of the ore is relatively inferior to ore previously mined at the Aurora Facility. This, combined with the general configuration of the area, does not allow efficient use of the Company's mining equipment and technology. In 2001, the Company expects part of the mining operation to enter areas believed to hold ore superior in thickness and quality, located closer to the Company's chemical plants, and configured so as to generally allow efficient use of Company mining equipment and technology.

     Phosphate rock is the major input in the Company's phosphorus processing operations. In addition to phosphate ore, the principal raw materials required by the Company are sulfur, sulfuric acid and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which the Company purchases from third parties. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements and also committed to build a multipurpose ocean-going vessel to ship such sulfur as well as handle sulfuric acid, phosphoric acid and other chemicals. The vessel was delivered in February 2000 and has been put into service. The Company produces sulfuric acid at the Aurora Facility, White Springs Facility and Geismar Facility and purchases additional sulfuric acid from unaffiliated sellers. The Company also transports surplus production of sulfuric acid at the White Springs Facility to the Aurora Facility as needed.

     The Company purchases all of its ammonia from or through PCS Nitrogen and PCS Sales (USA), Inc., which are wholly owned subsidiaries of the Company. The Company reacts phosphoric acid with ammonia to produce DAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that is currently purchased by PCS Nitrogen is produced in Russia and imported through a Company operated ammonia terminal located within the port of Savannah (Garden City, Georgia).

     Substantially all of the phosphate rock produced by the Company is used internally for the production of phosphoric acid, superphosphoric acid ("SPA"), chemical fertilizers, purified phosphoric acid and animal feed products.

     A portion of the Company's phosphoric acid production, merchant grade phosphoric acid ("MGA"), is sold in liquid form, mostly to foreign and domestic producers of solid fertilizers. The solid fertilizer produced by the Company is DAP. In 2000, over one-half of the Company's DAP was exported, with the balance sold domestically, mostly to large regional dealers that custom blend solid fertilizers.

     The Company produces a number of liquid fertilizer products, 74% of which were sold domestically in 2000. The Company believes that it is the largest U.S. producer of SPA.

     The Company also processes phosphoric acid to produce animal feed supplements for the poultry and livestock markets. PCS Purified Phosphates produces purified phosphoric acid for use in a wide variety of food and industrial applications.

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

RESERVES

     At December 31, 2000, the Company's Aurora phosphate mine had estimated proven and probable reserves of approximately 378 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). These reserves would permit mining to continue at current rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.202 million P(2)O(5) tonnes of phosphoric acid. Prior to the acquisition of Texasgulf by the Company in April 1995, approximately 408 million tonnes of phosphate reserves were transferred by Texasgulf to a newly established company, the common stock of which was transferred to Elf (USA) and Williams. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995, not to compete, and for the first five years not to make certain preparations to compete, with the Company with respect to those reserves.

     The White Springs phosphate mine had estimated proven and probable reserves of approximately 53 million tonnes of phosphate rock, at an average grade of 30.7% P(2)O(5). The Company estimates that an additional 9 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves of 60 million tonnes of phosphate rock at White Springs would sustain the mine for 17 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.093 million P(2)O(5) tonnes of phosphoric acid.

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

PROPERTIES

     PCS Nitrogen manufactures nitrogen products at five facilities, of which four are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

PLANT LOCATIONS                                              PRODUCTS PRODUCED
---------------                                 --------------------------------------------
Augusta, Georgia............................    Ammonia, urea, nitric acid, ammonium nitrate
                                                and nitrogen solutions
Geismar, Louisiana..........................    Ammonia, nitric acid, nitrogen solutions,
                                                phosphoric acid, super-phosphoric acid,
                                                phosphate solutions, sulfuric acid
Lima, Ohio..................................    Ammonia, urea, nitric acid and nitrogen
                                                solutions
Memphis, Tennessee..........................    Ammonia and urea
Point Lisas, Trinidad.......................    Ammonia and urea

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

SERVICE AGREEMENTS

     The Geismar plant is integrated with a larger chemical manufacturing complex owned by Honeywell International, Inc. ("Honeywell"). PCS Nitrogen and Honeywell have an agreement to provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security, dock and emergency services, and other essential services.

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

     At Augusta, PCS Nitrogen uses contract labor personnel provided by Augusta Services Company, Inc., which is owned 50% by PCS Nitrogen and 50% by DSM Chemicals North America, Inc., to provide purchasing, stores and spare parts management, maintenance, repair, shipping and certain other services for the Augusta plant.

     Despite the Company's belief that most of the services described above are available from other sources, the termination of or the need to replace certain of those services (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruption to the operation of the affected plant.

RAW MATERIALS

     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen's other nitrogen products. For 2000, the purchase and transportation of natural gas accounted for approximately 55% of PCS Nitrogen's total domestic production cost. PCS Nitrogen's domestic gas requirements comprise approximately 50% of its total gas requirements. PCS Nitrogen's current natural gas strategy is to purchase approximately one-half of its domestic natural gas in the spot market or on short-term contracts and approximately one-half of its domestic natural gas pursuant to fixed-price physical contracts or forward contracts which fix the price of future deliveries. The remaining approximately 50% of its natural gas is purchased in Trinidad using pricing formulas related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen's facilities. Approximately 85% of PCS Nitrogen's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

PCS JOINT VENTURE

     The Company indirectly holds all outstanding interests in a limited partnership (the "PCS Joint Venture") doing business in Florida as Florida Favorite Fertilizer and in Georgia and Alabama as Farmer's Favorite Fertilizer. Potash Corporation of Saskatchewan (Florida), Inc. is the general partner of PCS Joint Venture. PCS Joint Venture manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida, Alabama and Georgia.

MARKETING

     The following table summarizes the Company's net sales revenue from potash, phosphate and nitrogen products (by geographical distribution) in the past three calendar years:

                                                              2000        1999         1998
                                                            --------    --------    ----------
                                                                  (THOUSANDS OF DOLLARS)
Potash
  Canada................................................    $ 28,036    $ 21,429    $   21,885
  United States.........................................     209,386     215,993       205,701
  Canpotex..............................................     268,913     254,711       252,464
  Other.................................................      72,324      71,163        65,441
                                                            --------    --------    ----------
  Total.................................................    $578,659    $563,296    $  545,491
                                                            ========    ========    ==========
Phosphates
  Canada................................................    $ 51,447    $ 24,010    $   25,386
  United States.........................................     536,480     594,183       688,198
  PhosChem..............................................     146,288     186,494       262,168
  Other.................................................      48,311      39,153        35,237
                                                            --------    --------    ----------
  Total.................................................    $782,526    $843,840    $1,010,989
                                                            ========    ========    ==========
Nitrogen
  Canada................................................    $  1,423    $  5,284    $    4,422
  United States.........................................     658,741     480,213       585,672
  Other.................................................     210,207     168,431       161,189
                                                            --------    --------    ----------
  Total.................................................    $870,371    $653,928    $  751,283
                                                            ========    ========    ==========

     The following table summarizes the Company's net sales revenue from potash, phosphate and nitrogen products, by category of product, in the past three calendar years:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Potash...................................................    $578,659    $563,296    $545,491
Phosphates
  Fertilizer -- Liquids..................................     192,301     215,519     274,139
  Fertilizer -- DAP......................................     222,869     278,370     374,525
  Feed...................................................     215,373     216,821     229,345
  Industrial.............................................     151,983     133,130     132,980
Nitrogen
  Ammonia................................................     353,330     244,719     258,387
  Urea...................................................     236,315     180,545     200,103
  Nitrogen Solutions.....................................     135,660     111,080     163,018
  Other..................................................     145,066     117,584     129,775

     For further financial information about the Company's business segments and domestic and international sales, see Note 18 to the Consolidated Financial Statements.

     The Company has a diversified customer base, and apart from sales to Canpotex Limited ("Canpotex"), no one customer accounted for more than 10% of the Company's sales in 2000.

     Potash from the Company's Saskatchewan mines produced for use outside North America is sold exclusively to Canpotex. PCS Sales (Canada) Inc. executes offshore marketing and sales for the Company's New Brunswick potash and executes marketing and sales for the Company's potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for the Company's potash, phosphate and nitrogen products in the United States. PCS Sales (USA), Inc. also generally executes international marketing and sales of the Company's potassium and sodium nitrate products. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers. See "Offshore Marketing".

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

NORTH AMERICAN MARKETING

     In 2000, North American net sales revenue from potash products represented 11% of the Company's total net sales revenue, substantially all of which was attributable to potash customers in the United States. Typically, North American potash sales of the Company are greatest in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

     In 2000, North American net sales revenue from phosphate products represented 26% of the Company's total net sales revenue, substantially all of which was attributable to phosphate customers in the United States. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 2000, the majority of PCS Phosphate's phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a fixed price.

     In 2000, North American net sales revenue from nitrogen products represented 36% of the Company's total net sales revenue and PCS Nitrogen's non-fertilizer products accounted for approximately 47% of PCS Nitrogen's nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2000, the majority of PCS Nitrogen's nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

     Ammonia purchased by PCS Nitrogen is used in the Company's operations and is sold to third party customers by PCS Sales (USA), Inc.

     The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers. The majority of the Company's purified phosphoric acid is sold directly to consumers of the product, with the balance sold through an authorized non-exclusive distribution network.

     At December 31, 2000, the Company's North American sales functions were handled by 109 employees in Chicago, Illinois and various other locations in the United States, and 16 employees in Saskatoon, Saskatchewan.

OFFSHORE MARKETING

     Potash produced by the Company in Saskatchewan for sale outside North America is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including the Company). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. The Company and the other shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The Company's production from its New Brunswick mine has been exempted from this requirement by the members of Canpotex. Any member may terminate its membership in Canpotex at specified times of the year on six months' notice.

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

     The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

                                                              2000    1999    1998
                                                              ----    ----    ----
Asia........................................................   74%     75%     69%
Latin America...............................................   16      13      17
Oceania.....................................................    6       8       9
Europe......................................................    4       4       5
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     For 2000, sales to Canpotex represented 12% of the total net sales of the Company and net sales revenue from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of the total net sales of the Company. In January 2001, Canpotex announced the completion of its marketing joint venture for certain offshore markets (outside North America and Europe) with JSC Uralkali, a Russian potash producer.

     Since 1975, PhosChem has been the principal vehicle for United States exports of phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, IMC Phosphates Company ("IMC-Phosphates"), a joint venture between IMC Global Inc. and Phosphate Resource Partners LLP, Mississippi Phosphates Corporation ("MissChem") and Mulberry Corporation. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the European Economic Area, and sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Phosphates is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total sales for 2000 were apportioned as follows: 58% to IMC-Phosphates, 23% to PCS Phosphate, 11% to MissChem, and 7% to Mulberry Corporation. As Mulberry Corporation's production was shut down for 2000, the allocation based on actual P(2)O(5) shipments were IMC 67%, PCS Phosphate 24% and MissChem 9%. The PhosChem agreement is currently in effect through December 31, 2001, and subject to renewal thereafter. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company's sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem. The Company's estimated 2001 PhosChem allocation is 21%.

     Revenue from sales to PhosChem accounted for 7% of the Company's total net sales in 2000. Other offshore phosphate sales accounted for 2% of the Company's total net sales in 2000. All of the Company's phosphate sales to China and India were made through PhosChem. Most of the Company's sales of phosphate products to China are made to the central purchasing authority of the Chinese government. Sales in India were made through the Fertilizer Association of India to many independent buyers.

     The following table sets forth the percentage of sales of PhosChem for the past three calendar years in the various geographical regions:

                                                              2000    1999    1998
                                                              ----    ----    ----
Asia........................................................   74%     81%     77%
Latin America...............................................   13      11      13
Mid East....................................................    1      --       1
Oceania.....................................................   12       8       9
                                                              ----    ----    ----
Total.......................................................  100%    100%    100%
                                                              ====    ====    ====

     With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2000, net sales revenue from offshore sales of nitrogen represented 9% of the net sales revenue of the Company.

     Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and
(v) other economic, political and regulatory policies of foreign governments.

DISTRIBUTION AND TRANSPORTATION

     The Company has an extensive infrastructure and distribution system to transport and store its products. Other than storage facilities located at production plants, the Company used 169 locations to store and handle its products in the field in 2000. The Company owns or leases approximately 5,000 railcars.

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

     With respect to phosphates, the Company has long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which it receives and stores raw materials for, as well as the products manufactured by, the Aurora Facility. The Company owns eight barges (four used for solid products, two for phosphoric acid and sulfuric acid and two for sulfur) and two tug boats, which are used to transport materials between the Aurora Facility and Morehead City, North Carolina. Raw materials and products are also transported to and from the Aurora Facility by rail. The Company transports sulfur it purchases from Canada in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora Facility. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company's sulfur requirements and also committed to build a multipurpose ocean-going vessel to ship such sulfur as well as handle sulfuric acid, phosphoric acid and other chemicals. The vessel made its maiden voyage in the first quarter of 2000. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora Facility.

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

     The Company distributes its nitrogen products by barge, railcar, truck, direct pipeline to its customers and through its strategically located storage terminals in high consumption areas. The Company leases or owns approximately 65 nitrogen terminal facilities with an aggregate storage capacity of approximately 700,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

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

     Many phosphate products, particularly solid fertilizers, are commodities, with little or no product differentiation, and thus trade on the basis of prices determined in highly competitive markets. The vast majority of the U.S. phosphate rock not mined by the Company is produced in central Florida, southeast of Tampa, and most of the U.S. phosphate processing capacity, other than at the Aurora Facility, is located in Florida and along the coast of the Gulf of Mexico.

     The Company's principal advantage at Aurora in competing with other producers is that it operates integrated phosphate mine and phosphate processing complexes, while most of its competitors are required to ship phosphate rock by rail or truck from their mines to their chemical processing plants, thus incurring substantially higher transportation costs.

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

     The Company also competes with governmental enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa and Australia.

     The animal feed supplement business in the phosphate segment is commodity like, however, opportunity to nutritionally differentiate exists. The Company has a significant presence in the domestic feed supplement market and increased world demand for meat proteins has resulted in growth in exports of phosphate supplements.

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

     The Company also competes with foreign companies whose nitrogen products are imported into the U.S. Although diminishing in number, various foreign competitors receive subsidies from their governments. Some countries also have natural gas supplies that are surplus to domestic demand. This surplus natural gas may have a low alternative value and, when used as feedstock for the manufacture of ammonia and urea, can result in low-cost production. These low-cost products are being imported into the U.S. and compete with domestically manufactured nitrogen fertilizers, including the Company's. In addition, other importers subsidized by their governments may import products into the U.S. for reasons not related to U.S. fertilizer market conditions, such as a need to obtain U.S. dollars.

     The Company's nitrogen production capability is currently the second largest in the Western Hemisphere. The Company's domestic nitrogen plants serve agricultural markets with a diversified crop base that spans a lengthy growing season and chemical industrial manufacturers located throughout the U.S. Those plants are strategically located in agricultural as well as industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. The Company believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. The Company concentrates its nitrogen marketing efforts on these nearby markets where lower transportation costs offer the potential for better margins. The Company believes that its product mix diversity and the number and geographic diversity of its nitrogen plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas. In addition, the industrial demand for nitrogen products is typically less volatile and follows different demand cycles than agricultural demand for fertilizer. The Company believes that its industrial sales add a measure of stability to its revenue and are a desirable complement to agricultural demand.

EMPLOYEES

     At December 31, 2000, the Company actively employed 5,338 persons, of whom 1,882 were salaried and 3,456 were hourly paid. Of these employees, the Company's potash operations employed 1,738 people, the phosphate operations 2,407, and the nitrogen operations 801. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 188. The Company's sales group employed 204 people.

     The Company has entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, and Patience Lake divisions expired on April 30, 2000 and negotiations are continuing. The Lanigan agreement expired on January 31, 2001 and negotiations are continuing. The Company and the Rocanville Potash Employees Association have a contract that expires on May 31, 2001. The agreement between IMC and the union representing the employees at the Esterhazy mine expired on January 31, 2001 and negotiations are continuing. The union agreement at PCS Cassidy Lake expires December 31, 2001 and the agreement at Cory expires on April 30, 2002. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2003 and the collective agreement at the PCS Purified Phosphates facility in Cincinnati expires November 1, 2001. PCS Nitrogen has one location in Memphis with a collective bargaining agreement which expires September 17, 2004. In addition, the agreement between BPC and the union representing employees at the Lima plant expires February 16, 2002. The Company believes its relations with its employees to be good.

ROYALTIES AND CERTAIN TAXES

     Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company's taxes, fees and royalty expenses were $70.7 million in 2000.

     The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and its taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 2000, the Company paid capital tax of $3.2 million and surtax of $16.5 million.

     The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company's expenses for such royalties and municipal taxes were $5.3 million in 2000.

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

     The effective consolidated rate for 2000 was 27% of pre-tax income exclusive of the gain on disposal of shares of a subsidiary recorded in the first quarter of 2000 (1999 -- 30% -- exclusive of the goodwill impairment charges recorded in the third quarter of 1999).

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

     The Company is exploring ways of further debottlenecking its phosphate and nitrogen production facilities, selectively adding capacity and otherwise enhancing production and process efficiencies through technological enhancements. Development work has also identified new markets for existing products and methods to enhance product quality. The Geismar Facility is exploring the possibility of manufacturing gypsum product from its phosphoric acid operations.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to numerous environmental requirements under Canadian, U.S., Chilean, Brazilian and Trinidad and Tobago federal, provincial, state and local laws and regulations. Such laws and regulations govern, among other matters, air emissions, waste water discharges, land use and reclamation and solid and hazardous waste management. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. An on-going U.S. federal grand jury investigation regarding environmental matters at the Geismar Facility and certain other environmental matters that are the subject of investigation or litigation are discussed under the heading "Legal Proceedings".

     The Company believes that it is currently in material compliance with applicable environmental laws and regulations. The Company believes that it is well positioned to meet anticipated requirements under the applicable environmental laws and regulations. Although significant capital expenditures and operating costs have been incurred and will continue to be incurred on account of environmental laws and regulations, the Company does not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws and regulations are administered, interpreted, or enforced. The Company anticipates that its routine expenditures related to environmental regulatory matters in 2001 will not differ materially from the previous year.

     The Company and its facilities are also subject to various environmental statutes and programs focused on site reclamation and restoration and on investigation and, where necessary, remediation of contaminated properties. The Company's obligations and potential liabilities under these programs have been and can be expected to continue to be significant. The Company does not believe, except as set out herein, that such obligations and potential liabilities have had, or will have, a material adverse effect on its business. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs and there is no guarantee that the Company will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.

ENVIRONMENTAL EXPENDITURES

Reclamation and Restoration Costs

     Site restoration and reclamation costs have been accrued for various sites. At December 31, 2000, the Company had accrued the following amounts for site reclamation and restoration: $27.3 million for the Aurora Facility, $54.9 million for the White Springs Facility, $0.3 million for various idle sulfur facilities, $18.6 million for certain Florida Favorite Fertilizer facilities, and $4.2 million for the Cassidy Lake Facility. The idle sulfur facilities were part of the acquisition of Texasgulf and are undergoing dismantlement and environmental restoration efforts. The current portion of restoration and reclamation costs accrued in 2000 totalled $22.3 million. These amounts represent the Company's current estimate of potential site restoration and reclamation costs as last assessed in December 2000. The expenditures are generally incurred over an extended period of time.

     Annual environmental expenditures for reclamation and restoration during the year ended December 31, 2000 were $59.9 million. Of this amount, $55.2 million was charged to operations, $2.7 million was capitalized and $2.0 million was charged against accrued reclamation costs.

Capping of Byproduct Gypsum Stacks

     Production of phosphoric acid also produces gypsum, which is normally placed in above-ground storage areas called gypsum stacks. Various jurisdictions have established programs that require companies to reduce the potential environmental impacts associated with gypsum stacks. In Florida, these regulations require companies to "cap" the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity (for the Company, in approximately 35 years), or after March 25, 2001 if groundwater standards are not being met. The Company has submitted documentation to the Florida Department of Environmental Protection ("FDEP") to demonstrate its compliance with this rule. The Company expects to be allowed to continue using the three gypsum stacks at the White Springs Facility for their remaining useful lives of approximately 35 years. At December 31, 2000, a balance of $35.4 million was included in accrued reclamation costs for this gypsum stack capping requirement. The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS. In the event continued use of the stacks at White Springs were to be prohibited in the near term under these regulations, the prohibition would result in a closure/new stack cost currently estimated in excess of $100 million.

     The Company also has gypsum stacks at the Aurora Facility in North Carolina and the Geismar Facility in Louisiana. In North Carolina, on exhaustion of the mine's phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time. The inactive portions of the gypsum stacks at the Geismar Facility must be capped and have stormwater runoff collected. Under the current laws in North Carolina and Louisiana, the closure or decommissioning of the gypsum stacks at these two facilities is not expected to have a material adverse effect on the Company's business.

Other Environmental Costs

     The Company's operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $23.0 million for the year ended December 31, 2000 as compared to $20.2 million for the year ended December 31, 1999.

Capital Expenditures

     The Company routinely undertakes capital projects to improve pollution control facilities. In 2000, a total of approximately $11.7 million in capital expenditures (exclusive of capitalized reclamation expenditures) was spent to meet the Company's environmental control objectives as compared to $5.1 million in 1999. The Company expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

     With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the U.S. federal Clean Air Act as amended in 1990. Both federal and state regulation of hazardous air pollutants are expected to require additional air emission control equipment and increased operating expenditures at some U.S. facilities. In particular, recent rules require specific new controls for hydrogen fluoride emissions in phosphoric acid production. Some states, including Louisiana, also regulate ammonia and nitric acid as hazardous air pollutants. Further, the U.S. Environmental Protection Agency ("EPA") has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards and has issued a number of regulations establishing requirements to reduce nitrogen oxide (NOx) emissions. The Company continues to monitor developments in these various programs and to assess their potential impact on the Company's operations.

     The federal Clean Air Act operating permit program requires the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. If the Company undertakes facility expansion at its U.S. plants, preconstruction air permits (under either the federal Prevention of Significant Deterioration or New Source Review programs) may need to be obtained for any such expansion of these facilities. Such permits would impose certain restrictions on air pollutant emissions from the expanded plants and compliance with those restrictions could require installation and use of additional pollution control devices.

SITE ASSESSMENT AND REMEDIATION

     In addition to environmental regulation of its current operations, the Company also may incur costs and liabilities in connection with its and its predecessors' past and current waste disposal practices and ownership and operation of real property and facilities, as well as its mining activities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. In the course of its current and former operations, including those of divested and acquired businesses, the Company has generated, and with respect to its current operations, continues to generate wastes that could result in liability for the Company under these laws.

     The EPA is conducting an investigation into soil and groundwater contamination of a PCS Joint Venture blending facility located in Lakeland, Florida and certain adjoining property. In 1998, EPA notified the Company of potential liability under Section 107(a) of CERCLA. On October 21, 1999, PCS Joint Venture signed an Administrative Order on Consent with the EPA in which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study ("RI/FS") for the Lakeland Facility and other area properties (the "Landia Site"). On October 13, 1999, PCS Joint Venture had submitted to the EPA Phase I of a work plan to conduct the RI/FS. Starting in September 1999, the EPA conducted additional investigations of environmental conditions at focused areas of the Landia Site. In February 2000, the EPA notified PCS Joint Venture and two other entities of the Agency's intent to undertake interim site response activities at specific areas of the Landia Site in the event the responsible parties were unable to make a timely commitment to conduct these site response activities pursuant to a proposed Administrative Order on Consent. On June 5, 2000, PCS Joint Venture and another entity entered into an Administrative Order on Consent pursuant to which they undertook certain of the interim response activities at the Landia Site. The interim response activities have been completed. No final determination has yet been made of the nature, timing, or cost of further remedial action that may be needed.

     FDEP is also conducting an investigation into soil and ground water contamination at the Landia Site. On April 8, 1997, FDEP filed a Complaint and Petition for Enforcement against PCS Joint Venture and others. The Company filed an Answer, Affirmative Defenses and Cross Claims on May 12, 1997. The matter has remained relatively inactive since the involvement of EPA in the site.

     In 1994, EPA and the Georgia Department of Natural Resources, Environmental Protection Division ("GEPD") separately wrote to PCS Joint Venture seeking certain environmental information regarding its Moultrie, Georgia location. Responses to both requests have been provided by PCS Joint Venture. Preliminary investigations have confirmed the presence of lead-contaminated soil at the site. The initial assessment is that this lead contamination is attributable to former operations at the site, the facilities of which were dismantled some time ago. However, a complete assessment of the site has not yet been completed, and the full nature and extent of the contamination cannot be quantified at this time. A proposed corrective action plan was filed in 1999 but no recommended course of action has yet been approved by GEPD.

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

     The Company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities currently or previously owned or operated by the Company. In each instance, the Company is working with the appropriate regulatory authorities to address these sites. In addition, the Company has in the past received notices identifying it as a potentially responsible party with respect to certain sites that were never owned or operated by the Company. The Company has reviewed information pertinent to these sites and has responded to each of these notices. Based on current information about these various facilities and sites and other potentially responsible parties, the Company believes that the Company's future obligation with respect to these facilities and sites will not have a material adverse effect on the Company's financial condition or results of operation.

PERMITS AND REGULATORY APPROVALS

     Many of the Company's operations and facilities are required by federal, provincial, state and local environmental laws to obtain and operate in compliance with a range of permits and regulatory approvals. Such permits and approvals typically have to be renewed or reissued periodically. The Company may also become subject to new laws or regulations that require it to obtain new or additional permits or approvals. The Company believes that it is currently in material compliance with its existing permits and regulatory approvals. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future permits and approvals may be more stringent and may require increased expenditures on the part of the Company.

     A significant portion of the Company's phosphate reserves in Aurora, North Carolina is located in wetlands and, under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the "Corps") before mining activity that will disturb the wetlands may occur. As part of the permit process for PCS Phosphate, the Corps issued a draft Environmental Impact Statement in January 1994 which was supplemented in May 1995. In 1997, PCS Phosphate received its required authorizations from the State of North Carolina and on August 14, 1997, the Corps issued a permit granting approval to mine certain areas described in the Environmental Impact Statement through 2017. The permit contains a section on wetlands mitigation approach and methods regarding wetland impacts associated with mining covered by the permit. The Company has acquired additional land adjacent to the Aurora Facility for mitigation purposes. In order to demonstrate the feasibility of such activities, as of December 31, 2000, the Company had created or restored 2,904 acres of wetlands.

     On May 6, 1999, the Southern Environmental Law Center ("SELC") and the Pamlico-Tar River Foundation ("PTRF") gave notice to the EPA and the Department of the Army of their intent to file a civil action under the citizens suit provisions of the Clean Water Act. To date, no such action has been filed. The notice letter asserts that the Corps failed to comply with certain provisions of the Clean Water Act when it issued a permit to PCS Phosphate in August 1997. The notice letter also requests revocation of the permit. PCS Phosphate believes that the permit was properly issued. PCS Phosphate intends to monitor the status of this matter and take any steps needed to protect its ability to continue the operations authorized by the permit.

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

     The gypsum stacks at the White Springs Facility will continue to be used and when closed will be covered or capped to the extent required under applicable regulations. The Florida Phosphogypsum Rule permits the use of existing gypsum stacks until they reach capacity, if groundwater standards are met as of and after March 25, 2001. Due to the curtailment of phosphoric acid production at the White Springs Facility, the Company will submit a request for the temporary deactivation of two of the three gypsum stacks. This request must be renewed annually as long as the gypsum stacks are temporarily inactive. If this request were not granted and the stacks remained inactive, then the closure and capping requirements for gypsum stacks would become applicable to these two stacks. See "Environmental Expenditures -- Capping of Byproduct Gypsum Stacks".

     Lands mined by White Springs after July 1, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the FDEP unless otherwise provided in, or pursuant to, a Memorandum of Agreement ("MOA"), dated February 1, 1995, between OxyChem and FDEP (which agreement was later assigned to the Company). The MOA established alternate procedures for the Company to follow. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.

     Land reclamation at White Springs is currently performed pursuant to federal, state, and local regulatory approvals granted in 1996 and 1997 to implement the 1995 MOA between OxyChem and FDEP. The MOA provides for mitigation of mining impacts in a portion of the mining area, particularly impacts to wetlands, to be done through funding of public acquisition of environmentally sensitive lands in the region. Land reclamation continues to be done on-site but is undertaken using the alternate standards of the MOA which do not require the on-site reclamation of wetlands and which allow for the construction of lands that are expected to be of greater future utility. The Company's contributions for the land acquisition program through 2000 totalled $5.2 million.

     White Springs has initiated a process for securing an additional federal permit and ancillary modifications of state and local regulatory approvals needed for continuation of mining operations beyond the expiration of its current federal permit in 2002. The process involves environmental studies of potential mining areas and evaluation of mine plan and reclamation alternatives. All affected regulatory authorities, various commenting agencies, and interested outside parties are participating in the process. Selection of mine plan and reclamation alternatives and the results of the environmental studies could result in changes to reclamation and mitigation practices with higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect reserves and costs.

POTASH DECOMMISSIONING REGULATIONS

     The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (D&R) plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. Pursuant to the regulations, the Company filed D&R plans with the Minister of the Environment for Saskatchewan, in the spring of 1997. In February 1998, the Company was advised that, although the D&R plans were technically acceptable, the regulatory agency did not accept the schedule proposed to decommission the waste salt piles. Following further discussions between the provincial potash industry and the regulatory agency, the Company was advised in July 2000 that the D&R plans submitted in 1997 were accepted, provided that the plans are revised by 2005. A government-industry task force was established to produce mutually acceptable revisions of the plans which would incorporate a cost benefit analysis of the decommissioning options. The process of revising the D&R plans is continuing. Concurrently, a committee of industry and government financial experts is examining the financial instruments that could be used to provide financial assurance for the D&R plans in the interim period before 2005. A recommendation from this committee is expected in 2001. Because of the uncertainty regarding the final nature of the D&R plans, the timing of implementation and the structure of the financial assurance, the Company is unable, at this time, to accurately estimate the financial implications of the plans.

GOVERNMENT REGULATIONS

     In September 1987, legislation was adopted in Saskatchewan that authorized the government to control production at potash mines located in the Province of Saskatchewan. The legislation, which has not taken effect but which can be brought into effect by proclamation of the Cabinet of Saskatchewan, permits the Cabinet, and the Potash Resources Board which would be created under such legislation, to prescribe rates of potash production in Saskatchewan and to allocate production among individual mines. The Company cannot predict at this time if or when the legislation will be proclaimed or its impact on the Company's financial condition or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age, period of service and position held for each of the executive officers of the Company as at March 15, 2001 are as follows:

                                               SERVED
NAME                                     AGE   SINCE    POSITION HELD
----                                     ---   ------   -------------
WILLIAM J. DOYLE.......................  50     1987    President and Chief Executive Officer
JAMES F. DIETZ.........................  54     1997    Executive Vice President &
                                                        Chief Operating Officer
WAYNE R. BROWNLEE......................  48     1988    Senior Vice President, Treasurer and
                                                        Chief Financial Officer
JOHN L. M. HAMPTON.....................  47     1988    Senior Vice President, General Counsel and
                                                        Secretary
BETTY-ANN L. HEGGIE....................  47     1981    Senior Vice President, Corporate Relations
BARRY E. HUMPHREYS.....................  57     1976    Senior Vice President and
                                                        Chief Information Officer
BARBARA JANE IRWIN.....................  45     2000    Senior Vice President, Administration
G. DAVID DELANEY.......................  40     1997    President, PCS Sales
GARTH W. MOORE.........................  52     1982    President, PCS Potash
THOMAS J. REGAN, JR....................  56     1995    President, PCS Phosphate
KAREN G. CHASEZ........................  47     2000    Vice President, Procurement,
                                                        PCS Administration (USA)
ROBERT A. JASPAR.......................  42     1997    Vice President, Internal Audit
DONALD R. ROBERTS......................  61     1993    Vice President, Safety, Health and
                                                        Environment, PCS Administration (USA)
DENIS A. SIROIS........................  45     1978    Vice President and Corporate Controller

     All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President and Chief Operating Officer of the Company from July 1, 1998 to July 1, 1999; was President PCS Sales from March 1997 to July 1998 and Executive Vice President, Potash and Sales, of the Company from 1995 until March 1997. Mr. Dietz was Vice President, Manufacturing of Arcadian from 1993 to March 1997, Executive Vice President of PCS Nitrogen from March 1997 to July 1998, and President of PCS Nitrogen from July 1998 to November 2000. On July 12, 1999, Mr. Brownlee was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brownlee was Senior Vice President Expansion and Development from May 1995 to July 1999. On July 12, 1999, Mr. Humphreys was appointed Senior Vice President and Chief Information Officer. Mr. Humphreys was Senior Vice President Finance and Treasurer and Chief Financial Officer from December 1989 to July 1999. Prior to October 2000, Ms. Irwin was a Consultant and Principal with Hewitt Associates LLC, human resources consultants. Mr. Delaney was appointed President, PCS Sales on March 24, 2000. Mr. Delaney was Vice President, Industrial Sales of PCS Sales from March 1997 to March 24, 2000 and was Vice President Agricultural Sales East for Arcadian Corporation prior to March 1997. Prior to March 1997, Mr. Moore was Senior Vice President, Technical Services of the Company. Mr. Regan was Executive Vice President of PCS Phosphate from March 1997 to July 1999, and Vice President, Administration for PCS Phosphate from 1995 to 1997. Ms. Chasez was Vice President, Administration & Business Affairs for British Sulphur North America Inc. from June 1990 to May 2000. Mr. Jaspar was Director, Internal Audit from January to November 2000, Senior Auditor of the Corporation from July 1997 to December 1999 and Senior Manager at Deloitte & Touche prior to 1997. Mr. Roberts was Vice President, Technical Services, PCS Potash from April 1997 to May 2000 and General Manager, New Brunswick Division prior to April 1997. Mr. Sirois was Controller of the Company prior to 1997.

ITEM 3.  LEGAL PROCEEDINGS.

CIVIL ANTITRUST COMPLAINTS

     In June 1993, PCS and PCS Sales (Canada) Inc. ("PCS Sales (Canada)") were served with a complaint relating to a suit filed in the United States District Court for Minnesota against most North American potash producers, including the Company. The complaint alleged a conspiracy among the defendants to fix the price of potash purchased by the plaintiffs as well as potash purchased by the members of a class of certain purchasers proposed by the plaintiffs. Similar complaints were filed in the United States District Courts for the Northern District of Illinois and the Western District of Virginia. On motion of the defendants, all of the complaints were transferred and consolidated for pre-trial purposes in the United States District Court for Minnesota. The complaint sought treble damages and other relief. PCS and PCS Sales (Canada) filed a motion for summary judgment on December 22, 1995. On January 2, 1997, Judge Richard H. Kyle issued an order granting the defendants' motions for summary judgment and dismissing the lawsuit. The plaintiffs appealed that order to the United States Court of Appeals for the Eighth Circuit. On February 17, 2000, the Eighth Circuit, en banc, affirmed Judge Kyle's summary judgment ruling. On October 2, 2000, the United States Supreme Court denied the plaintiffs' petition for writ of certiori. Accordingly, the claims of the federal court plaintiffs have now been fully and finally dismissed.

     Additional complaints were filed in the California and Illinois state courts on behalf of purported classes of indirect purchasers of potash in those states. PCS moved to dismiss the California State Court lawsuits for lack of personal jurisdiction and the court ruled that it does not have personal jurisdiction over PCS but that it does have personal jurisdiction over PCS Sales (Canada). Following Judge Kyle's summary judgment decision, the California litigation was stayed, and the plaintiffs agreed to dismiss their lawsuit if Judge Kyle's summary judgment ruling withstood appeal. The claims have now been fully and finally dismissed. The Illinois State Court complaint was dismissed for failure to state a cause of action and that decision is final and not subject to appeal.

FORMER ARCADIAN EXECUTIVE PROCEEDINGS

     On May 7, 1997, J. Douglas Campbell, Alfred L. Williams and Peter H. Kesser, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. The complaints of Mr. Campbell, Mr. Williams and Mr. Kesser seek damages in excess of $22.2 million, $6.2 million and $3.7 million, respectively. On August 11, 1998, the Court ruled that the Company had assumed the obligations of the employment agreements and that equitable claims and defenses asserted against the executives for breaches of fiduciary duties, corporate waste, and self-dealing should be asserted by PCS Nitrogen in the state court action described below. On December 1, 1998 the court entered judgments in the amounts of $12.7 million, $3.2 million, and $2.6 million in favor of Mr. Campbell, Mr. Williams and Mr. Kesser, plus additional amounts sufficient to offset the impact of certain excise taxes, if applicable. On February 2, 2001, the Appellate Court substantially affirmed the judgment and remanded the case for further proceedings, which are expected to result in a reduction of the judgments by approximately $1 million.

     Still pending is an action which the Company and PCS Nitrogen filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against Messrs. Campbell, Williams and Kesser for declaratory relief and damages. The Company and PCS Nitrogen alleged that the defendants committed breaches of their fiduciary duties in the negotiation of, obtaining approval for, and execution of the employment agreements each of them had with Arcadian. The Company and PCS Nitrogen also seek a declaratory judgment that the employment agreements are unenforceable. The defendants counterclaims appear to seek damages substantially equivalent to the damages sought in their individually filed suits as plaintiffs.

     Management of the Company believes that the lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

GEISMAR FACILITY INVESTIGATION

     On May 11 and May 12, 1999, representatives of the EPA, Federal Bureau of Investigation, and other state and local agencies ("governmental agencies") executed a search warrant issued by the United States District Court for the Middle District of Louisiana on the Geismar Facility in connection with a grand jury investigation. In executing the search warrant, the governmental agencies seized documents and electronic media, performed environmental sampling, and interviewed Geismar Facility employees and contract employees. In addition, the governmental agencies have contacted former Geismar Facility employees in connection with the investigation. The Company has also been served with grand jury subpoenas requesting documents and other information from the Geismar Facility and PCS Nitrogen's headquarters. The grand jury investigation is continuing. The Company is also conducting its own internal investigation. The Company cannot predict at this time what may result from the governments' investigation or whether any such result would have a material adverse effect on the Company.

LAKELAND, FLORIDA PROCEEDING

     On September 23, 1999, an action was served on PCS Joint Venture and eight other defendants on behalf of a class of persons living in the vicinity of the site who claim to have suffered damages as a result of releases from the PCS Joint Venture facility in Lakeland, Florida and other area properties. PCS Joint Venture has reached an agreement in principle to settle the matter, which settlement is not expected to have a material adverse effect on the Company. Before the settlement can be finalized, class members will receive notice of the proposed settlement and be provided an opportunity to opt out prior to a fairness hearing before the trial court, which hearing is expected to take place later in 2001.

ENVIRONMENTAL PROCEEDINGS

     For a description of certain environmental proceedings involving the Company, see "Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under "Common Share Prices and Volumes", "Shareholder Information -- Ownership" and "10-Year Report" in the registrant's 2000 Annual Report is incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The information under "10-Year Report" in the registrant's 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 2000 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements contained in the registrant's 2000 Annual Report, filed as Exhibit 13, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under "Election of Directors" in the 2001 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Information concerning executive officers is set forth under "Executive Officers of the Company" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under "Executive Compensation" in the 2001 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Each incorporation by reference shall be deemed not to include the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under "Ownership of Shares" and "Election of Directors" in the 2001 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Election of Directors" and "Executive Compensation" in the 2001 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed as Part of this Report

1.   Consolidated Financial Statements in Annual Report

Auditors' Report............................................     46
Consolidated Statements of Financial Position...............     47
Consolidated Statements of Income and Retained Earnings.....     48
Consolidated Statements of Cash Flow........................     49
Notes to the Consolidated Financial Statements..............  50-66

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

 4(d)    Third Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by reference to Exhibit 4(d) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1998 (the
         "Third Quarter 1998 Form 10-Q").

 4(e)    Fourth Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by reference to exhibit 4(e) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1999 (the
         "Third Quarter 1999 Form 10-Q").

 4(f)    Fifth Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated September 28, 2000, incorporated by reference to exhibit 4(f) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 2000 (the
         "Third Quarter 2000 Form 10-Q").

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
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

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
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

10(d)    Canpotex/PCS Amending Agreement, dated with effect October
         1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e) Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f) Canpotex Producer Agreement amending agreement dated effective January 1, 1999.

10(g)    Agreement of Limited Partnership of Arcadian Fertilizer,
         L.P. dated as of March 3, 1992 (form), and the related
         Certificate of Limited Partnership of Arcadian Fertilizer,
         L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to
         Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
         Registration Statement on Form S-1 (File No. 33-45828)).

10(h)    Amendment to Agreement of Limited Partnership of Arcadian
         Fertilizer, L.P. and related Certificates of Limited
         Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit
         10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

10(i) Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian
         Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation's Registration Statement on Form S-1
         (File No. 33-34357).

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

10(y)    Termination Agreement between the registrant and C.E.
         Childers dated November 21, 2000.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10(z)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Directors, as amended November 3, 1999, incorporated by
         reference to Exhibit 10(y) to the Third Quarter 1999 Form
         10-Q.

10(aa)   Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Officers and Employees, as amended January 23, 2001.

10(bb)   Short-Term Incentive Plan of the registrant effective
         January 2000, incorporated by reference to Exhibit 10(z) to the registrant's report on Form 10Q for the quarterly period ended March 31, 2000 (the "First Quarter 2000 Form 10-Q").

10(cc)   Long-Term Incentive Plan of the registrant effective January
         2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(dd)   Resolution and Forms of Agreement for Supplemental
         Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(ee)   Amending Resolution and revised forms of agreement regarding
         Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996.

10(ff) Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form
         10-Q.

10(gg) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form
         10-K.

10(hh) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(ii)   Resolution and Form of Agreement of Indemnification dated
         January 24, 2001.

10(jj)   Chief Executive Officer Medical and Dental Plan.

10(kk)   Second Amended and Restated Membership Agreement dated
         January 1, 1995, among Phosphate Chemicals Export
         Association, Inc. and members of such association, including
         Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ll) International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and
         Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(nn) Shareholder Rights Agreement as amended and restated on March 2, 1998, incorporated by reference to Schedule B to the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.

11       Statement re Computation of Per Share Earnings

13       2000 Annual Report

21       Subsidiaries of the Registrant

23       Consent of Deloitte & Touche LLP

99       2001 Notice of Meeting, Proxy Circular and Form of Proxy

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 2000.

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

                                     POTASH CORPORATION OF SASKATCHEWAN INC.

                                     By: /s/ WILLIAM J. DOYLE
                                       -----------------------------------------
                                       William J. Doyle
                                       President & Chief Executive Officer
                                       March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----
          /s/ DONALD E. PHILLIPS            Chairman of the Board                       March 27, 2001
------------------------------------------
            Donald E. Phillips

          /s/ WAYNE R. BROWNLEE             Senior Vice President, Treasurer and Chief  March 27, 2001
------------------------------------------  Financial Officer
            Wayne R. Brownlee

           /s/ WILLIAM J. DOYLE             President and Chief Executive Officer       March 27, 2001
------------------------------------------
             William J. Doyle

          /s/ ISABEL B. ANDERSON            Director                                    March 27, 2001
------------------------------------------
            Isabel B. Anderson

          /s/ DOUGLAS J. BOURNE             Director                                    March 27, 2001
------------------------------------------
            Douglas J. Bourne

     /s/ HON. WILLARD Z. ESTEY, Q.C.        Director                                    March 27, 2001
------------------------------------------
        Hon. Willard Z. Estey, Q.C

            /s/ DALLAS J. HOWE              Director                                    March 27, 2001
------------------------------------------
              Dallas J. Howe

          /s/ JEFFREY J. MCCAIG             Director                                    March 27, 2001
------------------------------------------
            Jeffrey J. McCaig

          /s/ PAUL J. SCHOENHALS            Director                                    March 27, 2001
------------------------------------------
            Paul J. Schoenhals

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

           /s/ DARYL K. SEAMAN              Director                                    March 27, 2001
------------------------------------------
             Daryl K. Seaman

      /s/ E. ROBERT STROMBERG, Q.C.         Director                                    March 27, 2001
------------------------------------------
         E. Robert Stromberg, Q.C

             /s/ JACK G. VICQ               Director                                    March 27, 2001
------------------------------------------
               Jack G. Vicq

          /s/ BARRIE A. WIGMORE             Director                                    March 27, 2001
------------------------------------------
            Barrie A. Wigmore

           /s/ THOMAS J. WRIGHT             Director                                    March 27, 2001
------------------------------------------
             Thomas J. Wright

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

 4(d)    Third Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by reference to Exhibit 4(d) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1998 (the
         "Third Quarter 1998 Form 10-Q").

 4(e)    Fourth Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated September 30, 1999, incorporated by reference to exhibit 4(e) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 1999 (the
         "Third Quarter 1999 Form 10-Q").

 4(f)    Fifth Amending Agreement to Term Credit Agreement between
         The Bank of Nova Scotia and other financial institutions and the registrant dated September 28, 2000, incorporated by reference to exhibit 4(f) to the registrant's report on Form
         10-Q for the quarterly period ended September 30, 2000 (the
         "Third Quarter 2000 Form 10-Q").

 4(g) Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant's report on Form 8-K dated June 18, 1997.

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

10(d)    Canpotex/PCS Amending Agreement, dated with effect October
         1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e) Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f) Canpotex Producer Agreement amending agreement dated effective January 1, 1999.

EXHIBIT
NUMBER                          EXHIBIT INDEX
-------                         -------------
10(g)    Agreement of Limited Partnership of Arcadian Fertilizer,
         L.P. dated as of March 3, 1992 (form), and the related
         Certificate of Limited Partnership of Arcadian Fertilizer,
         L.P., filed with the Secretary of State of the State of
         Delaware on March 3, 1992 (incorporated by reference to
         Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
         Registration Statement on Form S-1 (File No. 33-45828)).

10(h)    Amendment to Agreement of Limited Partnership of Arcadian
         Fertilizer, L.P. and related Certificates of Limited
         Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit
         10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

10(i) Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian
         Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation's Registration Statement on Form S-1
         (File No. 33-34357).

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

EXHIBIT
NUMBER                          EXHIBIT INDEX
-------                         -------------
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

10(y)    Termination Agreement between the registrant and C.E.
         Childers dated November 21, 2000.

10(z)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Directors, as amended November 3, 1999, incorporated by reference to Exhibit 10(y) to the Third Quarter 1999 Form
         10-Q.

10(aa)   Potash Corporation of Saskatchewan Inc. Stock Option Plan --
         Officers and Employees, as amended January 23, 2001.

10(bb)   Short-Term Incentive Plan of the registrant effective
         January 2000, incorporated by reference to Exhibit 10(z) to the registrant's report on Form 10Q for the quarterly period ended March 31, 2000 (the "First Quarter 2000 Form 10-Q").

10(cc)   Long-Term Incentive Plan of the registrant effective January
         2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(dd)   Resolution and Forms of Agreement for Supplemental
         Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(ee)   Amending Resolution and revised forms of agreement regarding
         Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996.

10(ff) Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form
         10-Q.

10(gg) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form
         10-K.

10(hh) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(ii)   Resolution and Form of Agreement of Indemnification dated
         January 24, 2001.

10(jj)   Chief Executive Officer Medical and Dental Plan.

10(kk)   Second Amended and Restated Membership Agreement dated
         January 1, 1995, among Phosphate Chemicals Export
         Association, Inc. and members of such association, including
         Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

EXHIBIT
NUMBER                          EXHIBIT INDEX
-------                         -------------
10(ll)   International Agency Agreement dated January 1, 1995,
         between Phosphate Chemicals Export Association, Inc. and
         Texasgulf Inc. establishing Texasgulf Inc. as exclusive
         marketing agent for such association's wet phosphatic
         materials, incorporated by reference to Exhibit 10(u) to the
         1995 Form 10-K.
10(mm)   Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(nn)   Shareholder Rights Agreement as amended and restated on
         March 2, 1998, incorporated by reference to Schedule B to
         the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
  11     Statement re Computation of Per Share Earnings
  13     2000 Annual Report
  21     Subsidiaries of the Registrant
  23     Consent of Deloitte & Touche LLP
  99     2001 Notice of Meeting, Proxy Circular and Form of Proxy