Form 10-Q
period 2001-03-31
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2001-05-09
CIK 855931

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As at April 30, 2001, Potash Corporation of Saskatchewan Inc. (the "Company") had 51,864,099 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (IN MILLIONS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                               2001       2000
--------------------------------------------------------------------------------
Net sales                                                     $602.4     $590.6
Cost of goods sold                                             466.3      456.9
--------------------------------------------------------------------------------
GROSS MARGIN                                                   136.1      133.7
--------------------------------------------------------------------------------
Selling and administrative                                      25.4       22.2
Provincial mining and other taxes                               14.8       26.2
Foreign exchange gain                                           (9.1)      (1.4)
Other income                                                   (11.5)     (19.9)
--------------------------------------------------------------------------------
                                                                19.6       27.1
--------------------------------------------------------------------------------
OPERATING INCOME                                               116.5      106.6
INTEREST EXPENSE                                                15.8       14.5
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     100.7       92.1
INCOME TAXES (NOTE 4)                                           38.3       20.5
--------------------------------------------------------------------------------
NET INCOME                                                      62.4       71.6
RETAINED EARNINGS, BEGINNING OF PERIOD                         570.5      424.4
DIVIDENDS                                                      (13.0)     (13.3)
--------------------------------------------------------------------------------
RETAINED EARNINGS, END OF PERIOD                              $619.9     $482.7
================================================================================
NET INCOME PER SHARE (NOTE 5)
  BASIC                                                       $ 1.20     $ 1.34
  FULLY DILUTED                                               $ 1.19     $ 1.33
================================================================================
DIVIDENDS PER SHARE (NOTE 6)                                  $ 0.25     $ 0.25
================================================================================

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         (IN MILLIONS OF U.S. DOLLARS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                                    $  114.0        $  100.0
  Accounts receivable                                             322.5           326.6
  Inventories (Note 3)                                            479.9           406.2
  Prepaid expenses                                                 51.7            38.9
-----------------------------------------------------------------------------------------
                                                                  968.1           871.7
Property, plant and equipment                                   2,883.5         2,910.1
Goodwill                                                          105.7           106.4
Other assets                                                      262.7           257.5
-----------------------------------------------------------------------------------------
                                                               $4,220.0        $4,145.7
=========================================================================================
LIABILITIES
Current Liabilities
  Short-term debt                                              $  533.2        $  488.8
  Accounts payable and accrued charges                            493.5           525.9
  Current portion of long-term debt                                 5.7             5.7
-----------------------------------------------------------------------------------------
                                                                1,032.4         1,020.4
Long-term debt                                                    413.7           413.7
Future income tax liability                                       451.5           435.1
Accrued post-retirement/post-employment benefits                  170.7           175.1
Accrued reclamation costs                                          82.7            83.0
Other non-current liabilities and deferred credits                  5.6             6.3
-----------------------------------------------------------------------------------------
                                                                2,156.6         2,133.6
-----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Share Capital                                                   1,179.3         1,177.4
  Unlimited authorization of common shares without par
     value; issued and outstanding 51,863,349 and 51,840,572
     at March 31, 2001 and December 31, 2000, respectively
Contributed Surplus                                               264.2           264.2
Retained Earnings                                                 619.9           570.5
-----------------------------------------------------------------------------------------
                                                                2,063.4         2,012.1
-----------------------------------------------------------------------------------------
                                                               $4,220.0        $4,145.7
=========================================================================================

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (IN MILLIONS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                               2001       2000
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $ 62.4     $ 71.6
Items not affecting cash
  Depreciation and amortization                                 45.3       49.5
  Gain on disposal of assets                                    (1.0)     (16.3)
  Provision for future income tax                               23.0        8.2
  Provision for post-retirement/post-employment benefits        (4.6)       1.2
--------------------------------------------------------------------------------
                                                               125.1      114.2
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable                                            4.1      (24.1)
  Inventories                                                  (73.4)      20.7
  Prepaid expenses                                             (12.8)      (9.1)
  Accounts payable and accrued charges                         (19.9)      26.9
  Current income taxes                                         (18.7)       1.2
Accrued reclamation costs                                       (0.7)      (1.5)
Other non-current liabilities and deferred credits              (0.4)       6.0
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                            3.3      134.3
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and equipment                     (15.9)     (29.4)
Acquisition of Albright & Wilson Company                          --      (32.0)
Proceeds from disposal of assets                                  --        3.1
Additions to other assets                                       (6.5)     (17.7)
--------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                              (22.4)     (76.0)
--------------------------------------------------------------------------------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES                  (19.1)      58.3
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repayment of long-term debt                                       --       (0.3)
Proceeds from short-term debt                                   44.2      138.1
Repayment of short-term debt                                      --     (144.0)
Dividends                                                      (13.0)     (13.3)
Repurchase of shares                                              --      (54.4)
Issuance of shares                                               1.9        0.4
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 33.1      (73.5)
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                14.0      (15.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 100.0       44.0
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $114.0     $ 28.8
================================================================================
Supplemental cash flow disclosure
  Interest paid                                               $ 10.2     $  8.7
  Income taxes paid                                           $ 28.7     $  9.7
--------------------------------------------------------------------------------

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN MILLIONS OF U.S. DOLLARS)
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These policies are consistent with accounting principles generally accepted in the United States ("US GAAP") except as outlined in Note 9. The accounting policies used in preparing these interim financial statements are consistent with those used in the preparation of the annual financial statements.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its principal operating subsidiaries (the "Company" except to the extent the context otherwise requires):

     -- PCS Sales (Canada) Inc.
          -- PCS Joint Venture, L.P.
     -- PCS Sales (USA), Inc.
     -- PCS Phosphate Company, Inc.
          -- PCS Purified Phosphates
     -- White Springs Agricultural Chemicals, Inc.
     -- PCS Nitrogen, Inc.
          -- PCS Nitrogen Fertilizer, L.P.
          -- PCS Nitrogen Ohio, L.P.
          -- PCS Nitrogen Limited
          -- PCS Nitrogen Fertilizer Limited
          -- PCS Nitrogen Trinidad Limited
     -- PCS Cassidy Lake Company
     -- PCS Yumbes S.C.M.
     -- PCS Fosfatos do Brasil Ltda.

2.   CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 3500 of the Canadian Institute of Chartered Accountants Handbook "Earnings Per Share". This pronouncement requires that fully diluted earnings per share be calculated using the treasury stock method rather than the imputed earnings method. The effect of this change in method on fully diluted earnings per share is not significant in any of the periods presented.

3.   INVENTORIES

                                                               MARCH 31,      DECEMBER 31,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Finished product                                                 $172.1          $131.5
Materials and supplies                                            115.3           114.5
Raw materials                                                      40.8            16.9
Work in process                                                   151.7           143.3
------------------------------------------------------------------------------------------
                                                                 $479.9          $406.2
==========================================================================================

4.   INCOME TAXES

     The Company's effective consolidated income tax rate for the first quarter of 2001 approximates 38 percent. In 2000, this rate was 27 percent; however, the gain on the sale of the shares of Moab Salt Inc. in February 2000 (for which there was no tax effect) resulted in a lower rate.

5.   NET INCOME PER SHARE

     Basic net income per share for the period is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2001 of 51,860,000 (2000 -- 53,420,000). Fully diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the fully diluted net income per share calculation were 52,233,000 (2000 -- 53,657,000).

6.   DIVIDENDS

     Prior to June 30, 1999 the Company declared its dividends in Canadian dollars. Subsequent to that date, the Company has declared its dividends in US dollars.

7.   SEGMENT INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

                                                       THREE MONTHS ENDED MARCH 31, 2001
                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                         POTASH    PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
------------------------------------------------------------------------------------------------------
Net sales -- third party                 $125.5     $182.0       $294.9        $ --          $602.4
Inter-segment net sales                     2.6        1.3         13.8          --              --
Gross margin                               53.1       22.3         60.7          --           136.1
Depreciation and amortization               9.3       17.1         16.0         2.9            45.3

                                                       THREE MONTHS ENDED MARCH 31, 2000
                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                         POTASH    PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
------------------------------------------------------------------------------------------------------
Net sales -- third party                 $181.4     $205.7       $203.5        $ --          $590.6
Inter-segment net sales                     3.8        0.6         12.8          --              --
Gross margin                               93.5       27.3         12.9          --           133.7
Depreciation and amortization              12.7       16.5         15.8         4.5            49.5

8.   PLANT CLOSURES AND OFFICE CONSOLIDATION

     On January 19, 2001, the Company suspended all DAP production at its White Springs, Florida operations and on January 15, 2001 permanently closed its Davenport, Iowa phosphate feed plant.

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, Iowa and LaPlatte, Nebraska; a phosphate feed plant at Saltville, Virginia; and a phosphate terminal at Jacksonville, Florida. The Company also began the consolidation of its Raleigh, North Carolina and Memphis, Tennessee administrative offices with its office in Northbrook, Illinois.

                                          BALANCE                                             BALANCE
                                        DECEMBER 31,    AMOUNT    RESERVE                    MARCH 31,
                                            2000         PAID     UTILIZED    ADJUSTMENTS      2001
------------------------------------------------------------------------------------------------------
PLANT CLOSURES
Severance                                  $ 9.2        $ (6.7)    $  --         $  --         $ 2.5
Decommissioning                              4.3          (4.1)       --            --           0.2
Environmental remediation                    0.5            --        --            --           0.5
Non-cash parts inventory writedown           1.8            --      (0.5)           --           1.3
Non-cash writedown of property, plant
  and equipment                             36.6            --        --            --          36.6
------------------------------------------------------------------------------------------------------
                                            52.4         (10.8)     (0.5)           --          41.1
OFFICE CONSOLIDATION
Severance                                    1.0            --        --          (1.0)           --
------------------------------------------------------------------------------------------------------
                                           $53.4        $(10.8)    $(0.5)        $(1.0)        $41.1
======================================================================================================

     Demolition activity at Clinton is in process. The Company is attempting to sell this property and therefore certain structures which add value to the site will not be demolished at this time. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is completed, it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not completed, demolition is expected to start in the second quarter of 2001. No employees remain at either site.

     The Company is currently in negotiations for the sale of the Saltville site. Dismantling procedures are now complete. The office consolidation is also complete.

9.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company's derivative instruments which have not yet been settled are not recognized in the financial statements and gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. US GAAP would require that derivative instruments be recorded at fair value in the balance sheet with the change in fair value of instruments designated as cash flow hedges recorded as Other Comprehensive Income ("OCI").

     NET SALES: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of sales and transportation and distribution expenses be reported as operating expenses.

     COMPREHENSIVE INCOME: Comprehensive income is not recognized under Canadian GAAP. US GAAP would require the recognition of comprehensive income.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization under Canadian GAAP is higher than under US GAAP as the net book values of property, plant and equipment and goodwill under Canadian GAAP are higher than under US GAAP.

     PROVISION FOR PLANT CLOSURES: The provision for plant closures under Canadian GAAP in 2000 included severance expense, which was accrued when management having the appropriate authority approved the plan. US GAAP would require that severance not be accrued until the plan was announced to the employees. Under US GAAP severance is being expensed as paid in 2001.

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

     THE APPLICATION OF US GAAP, AS DESCRIBED ABOVE, WOULD HAVE HAD THE FOLLOWING APPROXIMATE EFFECTS ON NET INCOME, NET INCOME PER SHARE, TOTAL ASSETS AND SHAREHOLDERS' EQUITY:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2001          2000
--------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
Net income as reported -- Canadian GAAP                            $62.4         $71.6
Items increasing (decreasing) reported net income
  Pre-operating costs                                               (3.7)         (2.7)
  Depreciation and amortization                                      2.4           2.5
  Provision for plant closures                                      (6.7)           --
  Future income taxes                                                3.0            --
--------------------------------------------------------------------------------------
Approximate net income -- US GAAP                                  $57.4         $71.4
======================================================================================
Weighted average shares outstanding -- US GAAP                51,860,000    53,420,000
======================================================================================
Approximate basic net income per share -- US GAAP                  $1.11         $1.34
======================================================================================
Approximate fully diluted net income per share -- US GAAP          $1.10         $1.33
======================================================================================

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Total assets as reported -- Canadian GAAP                      $4,220.0        $4,145.7
Items increasing (decreasing) reported total assets
  Available-for-sale security (unrealized holding gain)            23.0            41.7
  Fair value of natural gas hedging contracts                     151.5              --
  Property, plant and equipment                                  (158.1)         (160.2)
  Pre-operating costs                                             (27.6)          (23.9)
  Goodwill                                                        (47.7)          (48.0)
-----------------------------------------------------------------------------------------
Approximate total assets -- US GAAP                            $4,161.1        $3,955.3
=========================================================================================

                                                               MARCH 31,      DECEMBER 31,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP         $2,063.4        $2,012.1
Items increasing (decreasing) reported shareholders' equity
  Other comprehensive income, net of tax
     Available for sale security                                    16.5            28.1
     Fair value of natural gas hedging contracts                    93.9              --
  Pre-operating costs                                              (27.6)          (23.9)
  Provision for plant closures                                       2.3             9.0
  Provision for asset impairment                                  (218.0)         (218.0)
  Depreciation and amortization                                     12.2             9.8
  Future income taxes                                               55.3            52.3
------------------------------------------------------------------------------------------
Approximate shareholders' equity -- US GAAP                     $1,998.0        $1,869.4
==========================================================================================

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company has adopted SFAS 133. The adoption of this pronouncement has not had a significant impact on the results of operations as the Company's hedges have been highly effective. The impact of SFAS 133 on the statement of financial position has been significant and is set out in the above tables.

     Effective January 1, 2001, the Company also adopted SEC Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB did not have a significant effect on the Company's results of operations or financial position.

SFAS 133 DISCLOSURES

     The Company's natural gas purchase strategy is based on diversification of price for its total gas requirements. Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location adjusted, cost competitive basis in a manner that minimizes volatility without undue risk. It employs derivative instruments including futures, swaps and option agreements in order to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases for its US nitrogen plants. The maximum period for these hedges cannot exceed five years. The Company uses these instruments to reduce price risk, not for speculative purposes.

     The Company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is reclassified from OCI to cost of sales. In the first quarter of 2001,

$37.2 million of gains was recognized in cost of sales. Of the deferred gains at the quarter end, approximately $82.2 million will be reclassified to cost of sales within the next twelve months.

10. SEASONALITY

     The Company's sales of fertilizer are seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

11. COMPARATIVE FIGURES

     Certain of the prior period's figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The narrative included under this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared on a nutrient basis with reference to the consolidated financial statements reported under Canadian GAAP.

OVERVIEW

                                               THREE MONTHS ENDED MARCH 31
($MILLIONS)                                               % OF                   % OF         %
-----------                                    2001     NET SALES     2000     NET SALES    CHANGE
--------------------------------------------------------------------------------------------------
Net Sales                                     $602.4       100       $590.6       100         --
--------------------------------------------------------------------------------------------------
Gross Margin                                  $136.1        23       $133.7        23         --
--------------------------------------------------------------------------------------------------
Operating Income                              $116.5        19       $106.6        18          6
--------------------------------------------------------------------------------------------------
Net Income                                    $ 62.4        10       $ 71.6        12        (17)
--------------------------------------------------------------------------------------------------
Net Income per Share (dollars)                $ 1.20        --       $ 1.34        --        (10)
--------------------------------------------------------------------------------------------------

     The nitrogen segment led the way in the first quarter of 2001. Nitrogen fertilizer prices increased dramatically over the same period last year and in comparison to the trailing quarter. This resulted in record nitrogen sales revenue and an increase in nitrogen gross margin that was large enough to more than offset declines in the gross margin provided by the potash and phosphate segments. This, again, reinforces the soundness of the Company's three-nutrient strategy. Potash prices were stable compared to the same quarter last year, but volumes in both offshore and domestic markets were lower, resulting in lower gross margin. Phosphate gross margin was also lower than in the first quarter of 2000. Phosphate prices were higher than the same period a year ago, but costs were up.

POTASH

                                            THREE MONTHS ENDED MARCH 31
                                       2001                             2000                           % CHANGE
-------------------------------------------------------------------------------------------------------------------------
                                                 AVERAGE                           AVERAGE                        AVERAGE
                           DOLLARS     TONNES     PRICE     DOLLARS      TONNES     PRICE                          PRICE
                          (MILLIONS)   (000'S)   PER MT    (MILLIONS)    (000'S)   PER MT    DOLLARS    TONNES    PER MT
-------------------------------------------------------------------------------------------------------------------------
Net Sales
North American              $ 59.2        714    $82.94      $ 72.7         921    $78.88      (18)      (22)         5
Offshore                      66.3        767    $86.48       108.7       1,313    $82.81      (39)      (42)         4
-------------------------------------------------------------------------------------------------------------------------
                             125.5      1,481    $84.77       181.4       2,234    $81.19      (31)      (34)         4
-------------------------------------------------------------------------------------------------------------------------
Cost of Sales
Cash costs                    63.1               $42.54        75.2                $33.66      (16)                  26
Depreciation and
  amortization                 9.3               $ 6.33        12.7                $ 5.67      (27)                  12
-------------------------------------------------------------------------------------------------------------------------
                              72.4               $48.87        87.9                $39.33      (18)                  24
-------------------------------------------------------------------------------------------------------------------------
Gross Margin                $ 53.1               $35.90      $ 93.5                $41.86      (43)                 (14)
=========================================================================================================================

     As expected, potash sales volumes were down compared to the record sales volumes of first quarter 2000. In the offshore markets, China did not purchase at the same pace as in 2000 due to inventory carry-overs from last year. Malaysia and Indonesia also purchased less as the price for palm oil declined. Domestically, wet weather has delayed the spring planting season (compared to an early spring last year), resulting in fewer domestic sales tonnes. In addition, dealers favored storing urea as they anticipated tight supply and higher prices. The increase in offshore sales prices is primarily due to product mix as there were fewer sales to China, which tends to purchase lower-priced standard grade product. Domestic prices, which are up on a quarter-over-quarter basis, but down compared to the trailing quarter, faced some downward pricing pressures due to the late spring season and higher imports from the Former Soviet Union (FSU).

     In keeping with the Company's strategy of reducing production in tandem with sales, it produced 28 percent less potash in this first quarter than in the first quarter of last year. This increased the per unit cost of potash sold. Other factors contributing to increased costs were higher natural gas prices and a significant increase in the number of shutdown weeks (from 2 weeks in the first quarter of 2000 to 17 weeks this quarter).

PHOSPHATE

                                             THREE MONTHS ENDED MARCH 31
                                       2001                              2000                           % CHANGE
--------------------------------------------------------------------------------------------------------------------------
                                                 AVERAGE                           AVERAGE                         AVERAGE
                           DOLLARS     TONNES     PRICE      DOLLARS     TONNES     PRICE                           PRICE
                          (MILLIONS)   (000'S)    PER MT    (MILLIONS)   (000'S)    PER MT    DOLLARS    TONNES    PER MT
--------------------------------------------------------------------------------------------------------------------------
Net Sales
Fertilizer -- liquids       $ 42.8       200     $213.85      $ 54.7        270    $202.83      (22)      (26)         5
Fertilizer -- DAP             42.1       271     $155.01        63.5        423    $149.94      (34)      (36)         3
Feed                          55.9       230     $242.82        56.6        240    $235.86       (1)       (4)         3
Industrial                    41.2       125     $330.40        30.9        109    $283.96       33        14         16
--------------------------------------------------------------------------------------------------------------------------
                             182.0       826     $220.19       205.7      1,042    $197.44      (12)      (21)        12
--------------------------------------------------------------------------------------------------------------------------
Cost of Sales
Cash costs                   142.6               $172.64       161.9               $155.37       (6)                  11
Depreciation and
  amortization                17.1               $ 20.58        16.5               $ 15.86        4                   30
--------------------------------------------------------------------------------------------------------------------------
                             159.7               $193.22       178.4               $171.23      (10)                  13
--------------------------------------------------------------------------------------------------------------------------
Gross Margin                $ 22.3               $ 26.97      $ 27.3               $ 26.21      (18)                   3
==========================================================================================================================

     The phosphate fertilizer market remained weak throughout the quarter, affected by poor world supply/ demand fundamentals. However, the Company continued to generate good trough-level earnings due to the contribution from its higher-margin feed and industrial businesses.

     Higher industrial sales volumes as compared to first quarter 2000 were primarily due to the additional sales provided by the purchase of the remaining 50 percent interest in Albright & Wilson Company (A&W) near the end of the first quarter last year. Higher industrial prices are also due to this acquisition as the Company now sells an upgraded product that is higher-priced. Feed prices remained firm during the quarter and are gradually increasing. In the offshore markets, sales volumes of DAP declined in China and India due to inventory carry-over and increased internal production, while new capacity entered the market. Domestic fertilizer sales volumes declined, due primarily to the late spring season. Domestic DAP prices firmed mainly due to production curtailments by various US producers.

     The phosphate fertilizer business was also hurt by high costs for ammonia, a key DAP input. The poor DAP situation caused PCS to suspend production of this solid phosphate fertilizer at White Springs early in the quarter. This resulted in fewer production tonnes over which to allocate fixed costs, increasing unit costs.

NITROGEN

                                              THREE MONTHS ENDED MARCH 31
                                        2001                              2000                          % CHANGE
-------------------------------------------------------------------------------------------------------------------------
                                                  AVERAGE                           AVERAGE                       AVERAGE
                            DOLLARS     TONNES     PRICE      DOLLARS     TONNES     PRICE                         PRICE
                           (MILLIONS)   (000'S)    PER MT    (MILLIONS)   (000'S)    PER MT    DOLLARS   TONNES   PER MT
-------------------------------------------------------------------------------------------------------------------------
Net Sales
Ammonia                      $ 99.1        419    $236.37      $ 37.3        293    $127.45      165       43        85
Urea                           80.2        391    $205.07        59.5        437    $136.00       35      (11)       51
Solutions                      39.5        323    $122.40        27.5        436    $ 63.17       43      (26)       94
Other                          40.4        516    $ 78.36        35.8        506    $ 70.63       13        2        11
-------------------------------------------------------------------------------------------------------------------------
                              259.2      1,649    $157.17       160.1      1,672    $ 95.75       62       (1)       64
Purchased                      35.7        189    $189.55        43.4        339    $128.09      (18)     (44)       48
-------------------------------------------------------------------------------------------------------------------------
                             $294.9      1,838    $160.49      $203.5      2,011    $101.18       45       (9)       59
=========================================================================================================================
Fertilizer                   $158.4        910    $174.15      $111.0      1,102    $100.73       43      (18)       73
Non-fertilizer                136.5        928    $147.10        92.5        909    $101.72       48        2        45
-------------------------------------------------------------------------------------------------------------------------
                              294.9      1,838    $160.49       203.5      2,011    $101.18       45       (9)       59
-------------------------------------------------------------------------------------------------------------------------
Cost of Sales
Cash costs                    218.2               $118.77       174.8               $ 86.92       25                 37
Depreciation and
  amortization                 16.0               $  8.71        15.8               $  7.85        1                 11
-------------------------------------------------------------------------------------------------------------------------
                              234.2               $127.48       190.6               $ 94.77       23                 35
-------------------------------------------------------------------------------------------------------------------------
Gross Margin                 $ 60.7               $ 33.01      $ 12.9               $  6.41      373                415
=========================================================================================================================

     Prices for all nitrogen products were significantly higher than in the first quarter of 2000 and the trailing quarter. Gross margin also benefited from more Trinidad production and fewer purchased tonnes as the Company operated all four of its Trinidad plants in this quarter; last year, two plants were shut down while a new gas contract was negotiated.

     Overall, nitrogen sales volumes were down due to unanticipated plant outages at Geismar and Memphis. Total ammonia sales volumes were down, primarily due to the late direct application season and a general reduction in US DAP production. Lower Company inventories combined with more competition from imports caused UAN volumes to fall. Urea volumes decreased, due in part to the delay in the spring season and the plant outage at Memphis. Sales were also affected by imports from the FSU, which increased during the quarter.

     Non-fertilizer sales volumes increased from 45 percent of total sales volumes in first quarter 2000 to 50 percent this quarter, while non-fertilizer sales revenues increased marginally from 45 percent to 46 percent over the same period.

     The average per-unit cost of natural gas in the first quarter of this year has increased significantly over the comparable period last year. This is the principal cause of the increase in the per unit cost of sales compared to last year's first quarter. However, due to the Company's North American hedging program and its Trinidad natural gas contracts, its average natural gas input cost for the first quarter was $3.53 per MMBtu. This is far below the average NYMEX price of $7.09 per MMBtu during the same period.

EXPENSES

                                                               THREE MONTHS
                                                                  ENDED
                                                                 MARCH 31
--------------------------------------------------------------------------------------
                                                                                  %
($MILLIONS)                                                   2001     2000     CHANGE
--------------------------------------------------------------------------------------
Selling and Administrative                                    $25.4    $22.2      14
Provincial Mining and Other Taxes                              14.8     26.2     (44)
Interest                                                       15.8     14.5       9
Income Taxes                                                   38.3     20.5      87

     Selling and administrative expenses have increased due to the timing of expenditures for professional fees and increased compensation costs due to salary increases and new hirings of former Albright & Wilson Company employees after the acquisition in March 2000.

     Saskatchewan's Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold. The decrease in Provincial Mining and Other Taxes for the quarter is primarily due to reduced Saskatchewan-sourced sales.

     Interest expense increased in the first quarter of 2001 due to an increase in short-term debt relating to the Company's commercial paper program. The weighted average interest rate on short-term debt outstanding in the first quarter of 2001 was 5.9 percent (2000 -- 6.2 percent) This increase in short-term interest expense was offset in part by reduced interest expense on long-term debt. Weighted average long-term debt outstanding in the first quarter of 2001 was $419.3 million, compared to $444.3 million in 2000. The weighted average interest rate on the long-term debt outstanding was 7.0 percent in the first quarter of 2001 (2000 -- 6.8 percent).

     The effective consolidated tax rate for the first quarter of 2001 was 38 percent (2000 -- 27 percent, exclusive of the gain on sale of Moab Salt Inc., for which there was no tax effect) of income before income taxes. The increase in the effective rate is primarily due to a reduction in additional tax deductions and the geographic mix of earnings. The current/deferred tax split for the period approximates 40 percent current and 60 percent deferred.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31
---------------------------------------------------------------------------------------
                                                                                   %
($MILLIONS)                                                   2001      2000     CHANGE
---------------------------------------------------------------------------------------
Cash provided by operating activities                         $ 3.3    $134.3     (98)
Cash used in investing activities                             $22.4    $ 76.0     (71)
Cash provided by (used in) financing activities               $33.1    $(73.5)    145

     The decrease in cash provided by operating activities in the first three months of 2001, as compared with 2000, was primarily due to an increase in working capital of $84.4 million in 2001 (the majority of which was in inventory) versus 2000 when working capital decreased by $15.4 million in the first quarter.

     The decrease in cash used in investing activities was mainly due to the purchase of Albright & Wilson ($32.0 million) and the purchase of rights to certain manufacturing technology ($11.1 million), each of which occurred in 2000.

     Short-term debt provided a source for financing the increase in working capital. The Company paid dividends of $13.0 million in the first three months of 2001 (2000 -- $13.3 million). In 2000, the Company was utilizing funds to repurchase shares under the share repurchase program.

     The Company has a syndicated credit facility which provides for unsecured advances of up to $500.0 million (less the amount of commercial paper outstanding), none of which was outstanding at March 31, 2001. In addition, the Company has short-term lines of credit for up to $287.5 million in borrowing (less letters of credit of $26.9 million), of which $100.0 million was outstanding at March 31, 2001. The Company is authorized to borrow up to a maximum of $500.0 million under the commercial paper program, of which $433.2 was outstanding at March 31, 2001. The Company may also issue up to an additional $600.0 million in unsecured debt securities under its existing shelf registration statement.

     The Company believes that internally generated cash flow, supplemented by borrowing from existing financing sources, will be sufficient to meet the Company's anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2001.

PLANT CLOSURES AND OFFICE CONSOLIDATION

2000

     On January 19, 2001, the Company suspended all DAP production at its White Springs, Florida operations and on January 15, 2001 permanently closed its Davenport, Iowa phosphate feed plant. The Company believes that it can sell the Davenport property by year-end without incurring any significant environmental or decommissioning costs. The Company expects that there will be no significant decommissioning costs associated with the suspension of DAP production at White Springs.

1999

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, IA and LaPlatte, NE; a phosphate feed plant at Saltville, VA; and a phosphate terminal at Jacksonville, FL. The Company also began the consolidation of its Raleigh, NC and Memphis, TN administrative offices with its office in Northbrook, IL.

     Demolition activity at Clinton is in process. The Company is attempting to sell this property and therefore certain structures which add value to the site will not be demolished at this time. The Company has received an offer for the sale of the LaPlatte plant site. If this sale is completed, it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site. If the sale is not completed demolition is expected to start in the second quarter of 2001. No employees remain at either site.

     The Company is currently in negotiations for the sale of the Saltville site. Dismantling procedures are complete. The office consolidation is complete.

OUTLOOK

     The immediate future is filled with uncertainties regarding potash volumes and nitrogen prices. Domestic potash sales volumes in the second quarter of 2001 will be affected primarily by the strength of the spring season, which is late this year. It is too early to say whether this will result in lost sales tonnes. Offshore, it will be difficult to match last year's volumes due to a lackluster outlook for this year's sales to Asia and last year's record sales to China and Brazil.

     PCS continues to operate its potash mines by matching production to anticipated sales demand. The Company is currently planning the same number of shutdown weeks in the second quarter of 2001 as in second quarter 2000 (6 weeks). Production costs are also affected by the strength of the Canadian dollar, natural gas costs and sourcing of product sales.

     Phosphate fertilizer is expected to remain under pressure in the second quarter. However, the Company's feed and industrial businesses should remain strong with good margins. The acquisition of the remaining 50 percent interest in A&W in March 2000 and an increase in volumes sold to another producer, which is currently shutting down high-cost capacity, should increase industrial volumes. Generally, industrial prices are expected to increase. Customers' removal of meat and bone meal in feed, due to consumer apprehension about food safety, is expected to boost the Company's inorganic animal feed supplement sales, as well. Ground-breaking occurred in late March of this year for a DFP feed plant at Aurora. This further advances the Company's strategy of developing its non-fertilizer business and taking advantage of its high-quality rock. World DAP capacity is increasing as new plants in Australia and India ramp up to full production.

     On the demand side, only 3 million tonnes of DAP imports are expected from China and India in 2001, continuing a downward trend from 8.2 million tonnes in 1999. This is expected to keep DAP in a trough with prices under pressure. Offshore liquid prices tend to follow DAP prices, so a recovery there is unlikely until DAP rebounds. Domestic liquid fertilizer sales should improve once the spring season gets under way.

     Phosphate processing costs are primarily affected by the cost of ammonia, sulphur and rock mining conditions. Short-term, phosphate costs should improve due to lower input costs for ammonia and sulphur. Long-term, the Company expects to benefit from its superior phosphate ore body at Aurora. Its costs will be reduced once it is firmly established in the new NCPC mining area, which is closer to the processing plant. Historically low sulphur prices, a strong outlook for animal feed and industrial products, and lower DAP production is expected to translate into a stronger phosphate gross margin in 2001 than that achieved in 2000.

     In nitrogen, the story revolves around natural gas. As gas prices eased in the first quarter, industry production returned and ammonia prices fell. Production cutbacks have again been announced. This cycle is expected to continue, producing choppy pricing for the remainder of the year. The potential for price increases depends on natural gas prices and the resulting level of North American plant shutdowns, along with import levels. New global supply, mostly in urea, is expected to keep urea under pressure for the remainder of the year.

     The Company manages its natural gas costs through a combination of fixed price contracts, hedges and the Trinidad gas contracts. A continuation of high spot prices may cause natural gas costs to increase in the second quarter relative to 2000 and the first quarter of 2001. However, the Company's natural gas hedging policy in the US and Trinidad gas contracts are expected to significantly mitigate the effect of higher spot prices. The Company believes that the current limited hedge position of its direct competitors in the US will give it an advantage in a high gas price environment.

     Based on current market conditions and subject to uncertainties including changes in natural gas prices or changes in purchases by major importers, the Company expects second-quarter 2001 earnings to be in the range of $1.00 per share. With the possibility of lost sales due to the late spring season and the recent downturn in nitrogen prices, the Company is more cautious in its outlook for the year. The Company now expects its earnings to be at the lower end of its previous guidance of $4.00 to $4.50 per share.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q and this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the "Outlook" section, relating to the period after March 31, 2001, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2001 the Company's estimated derivative commodity instruments market risk exposure was $39.3 million (2000 -- $24.4 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2001 through 2006, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GEISMAR FACILITY INVESTIGATION

     On May 11 and May 12, 1999, representatives of the EPA, Federal Bureau of Investigation, and other state and local agencies ("governmental agencies") executed a search warrant issued by the United States District Court for the Middle District of Louisiana on the Geismar Facility in connection with a grand jury investigation. In executing the search warrant, the governmental agencies seized documents and electronic media, performed environmental sampling, and interviewed Geismar Facility employees and contract employees. In addition, the governmental agencies have contacted current and former Geismar Facility and Company employees in connection with the investigation. The Company has also been served with grand jury subpoenas requesting documents and other information from the Geismar Facility and PCS Nitrogen's headquarters. In May 2001, the Company learned that the investigation is expected to continue and that targets of the investigation include the Company and certain current and former employees, including individuals with current and/or previous management responsibility for the Company's nitrogen operations. The Company is also conducting its own internal investigation. The Company cannot predict at this time what may result from the governments' investigation or whether any such result would have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2        Agreement and Plan of Merger dated September 2, 1996, as
          amended, by and among the registrant, Arcadian Corporation and PCS Nitrogen, Inc., incorporated by reference to Exhibit
          2(a) to Amendment Number 2 to the registrant's Form S-4
          (File No. 333-17841).
 3(a)     Restated Articles of Incorporation of the registrant dated
          October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant's report on Form
          10-K for the year ended December 31, 1995 (the "1995 Form
          10-K").
 3(b)     Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
 4(a)     Term Credit Agreement between The Bank of Nova Scotia and
          other financial institutions and the registrant dated
          October 4, 1996, incorporated by reference to Exhibit 4(b)
          to the registrant's Form S-4 (File No. 333-17841).
 4(b)     First Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated November 6, 1997, incorporated by
          reference to Exhibit 4(b) to the registrant's report on Form
          10-K for the year ended December 31, 1997 (the "1997 Form
          10-K").
 4(c)     Second Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated December 15, 1997, incorporated by
          reference to Exhibit 4(c) to the 1997 Form 10-K.
 4(d)     Third Amending Agreement to Term Credit Agreement between
          The Bank of Nova Scotia and other financial institutions and the registrant dated October 2, 1998, incorporated by
          reference to Exhibit 4(d) to the registrant's report on Form
          10-Q for the quarterly period ended September 30, 1998.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
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


10(a)     Sixth Voting Agreement dated April 22, 1978, between Central
          Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration
          Statement.
10(b)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(d)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.
10(e) Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f) Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to
          Exhibit 10(f) to the registrant's report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").
10(g)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No 33-45828)).
10(h)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(i)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(j)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(l)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.
10(m)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(n)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(o)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(p)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(q)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(r)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(s)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10(u)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(x)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(y)     Termination Agreement between the Registrant and C.E
          Childers dated November 21, 2000, incorporated by reference to Exhibit 10(y) to the 2000 Form 10-K.
10(z)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, as amended November 3, 1999, incorporated by
          reference to Exhibit 10(y) to the Third Quarter 1999 form
          10-Q.
10(aa)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Employees, as amended January 23, 2001,
          incorporated by reference to Exhibit 10(aa) to the 2000 Form
          10-K.
10(bb)    Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the registrant's report on Form 10-Q for the quarterly
          period ended March 31, 2000.
10(cc)    Long-Term Incentive Plan of the registrant effective January
          2000, incorporated by reference to Exhibit 10(aa) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 2000.
10(dd)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(ee)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(ff)    Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing
          supplemental income plan agreements, incorporated by
          reference to Exhibit (mm) to the Third Quarter 2000 Form
          10-Q.
10(gg)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(hh)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ii)    Resolution and Form of Agreement of Indemnification dated
          January 24, 2001, incorporated by reference to Exhibit
          10(ii) to the 2000 Form 10-K.
10(jj)    Chief Executive Officer Medical and Dental Plan,
          incorporated by reference to Exhibit 10(jj) to the 2000 Form
          10-K.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
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

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

May 7, 2001
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                              John L.M. Hampton
                                            Senior Vice President, General
                                              Counsel
                                            and Secretary

May 7, 2001
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                              Wayne R. Brownlee
                                            Senior Vice President, Treasurer,
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
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


                               EXHIBIT INDEX
                               -------------
10(a)     Sixth Voting Agreement dated April 22, 1978, between Central
          Canada Potash, Division of Noranda, Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales and Texasgulf Inc., incorporated by
          reference to Exhibit 10(f) to the F-1 Registration
          Statement.
10(b)     Canpotex Limited Shareholders Seventh Memorandum of
          Agreement effective April 21, 1978, between Central Canada
          Potash, Division of Noranda Inc., Cominco Ltd.,
          International Minerals and Chemical Corporation (Canada)
          Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as
          amended by Canpotex S & P amending agreement dated November
          4, 1987, incorporated by reference to Exhibit 10(g) to the
          F-1 Registration Statement.
10(c)     Producer Agreement dated April 21, 1978, between Canpotex
          Limited and PCS Sales, incorporated by reference to Exhibit
          10(h) to the F-1 Registration Statement.
10(d)     Canpotex/PCS Amending Agreement, dated with effect October
          1, 1992, incorporated by reference to Exhibit 10(f) to the
          1995 Form 10-K.
10(e)     Canpotex PCA Collateral Withdrawing/PCS Amending Agreement,
          dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)     Canpotex Producer Agreement amending agreement dated
          effective January 1, 1999, incorporated by reference to
          Exhibit 10(f) to the registrant's report on Form 10-K for
          the year ended December 31, 2000 (the "2000 Form 10-K").
10(g)     Agreement of Limited Partnership of Arcadian Fertilizer,
          L.P. dated as of March 3, 1992 (form), and the related
          Certificate of Limited Partnership of Arcadian Fertilizer,
          L.P., filed with the Secretary of State of the State of
          Delaware on March 3, 1992 (incorporated by reference to
          Exhibits 3.1 and 3.2 to Arcadian Partners L.P.'s
          Registration Statement on Form S-1 (File No 33-45828)).
10(h)     Amendment to Agreement of Limited Partnership of Arcadian
          Fertilizer, L.P. and related Certificates of Limited
          Partnership of Arcadian Fertilizer, L.P. filed with the
          Secretary of State of the State of Delaware on March 6, 1997
          and November 26, 1997, incorporated by reference to Exhibit
          10(f) to the registrant's report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").
10(i)     Geismar Complex Services Agreement dated June 4, 1984,
          between Honeywell International, Inc. and Arcadian
          Corporation, incorporated by reference to Exhibit 10.4 to
          Arcadian Corporation's Registration Statement on Form S-1
          (File No. 33-34357).
10(j)     Esterhazy Restated Mining and Processing Agreement dated
          January 31, 1978, between International Minerals and
          Chemical Corporation (Canada) Limited and the registrant's predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)     Agreement dated December 21, 1990, between International
          Minerals & Chemical Corporation (Canada) Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant's report on
          Form 10-K for the year ended December 31, 1990.
10(l)     Agreement effective August 27, 1998, between International
          Minerals & Chemical (Canada) Global Limited and the
          registrant, amending the Esterhazy Restated Mining and
          Processing Agreement dated January 31, 1978 (as amended),
          incorporated by reference to Exhibit 10(l) to the 1998 Form
          10-K.

EXHIBIT
NUMBER                      EXHIBIT INDEX
-------                     -------------
10(m)     Agreement effective August 31, 1998, among International
          Minerals & Chemical (Canada) Global Limited, International
          Minerals & Chemical (Canada) Limited Partnership and the
          registrant assigning the interest in the Esterhazy Restated
          Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada)
          Global Limited to International Minerals & Chemical (Canada)
          Limited Partnership, incorporated by reference to Exhibit
          10(m) to the 1998 Form 10-K.
10(n)     Operating Agreement dated May 11, 1993, between BP Chemicals
          Inc. and Arcadian Ohio, L.P., as amended by the First
          Amendment to the Operating Agreement dated as of November
          20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P.
          ("First Amendment"), incorporated by reference to Exhibit
          10.2 to Arcadian Partners L.P.'s current report on Form 8-K for the report event dated May 11, 1993, except for the
          First Amendment which is incorporated by reference to
          Arcadian Corporation's report on Form 10-K for the year
          ended December 31, 1995.
10(o)     Second Amendment to Operating Agreement between BP
          Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(k) to the 1997 Form 10-K.
10(p)     Manufacturing Support Agreement dated May 11, 1993, between
          BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.'s
          current report on Form 8-K for the report event dated May
          11, 1993.
10(q)     First Amendment to Manufacturing Support Agreement between
          BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of
          November 25, 1996, incorporated by reference to Exhibit
          10(l) to the 1997 Form 10-K.
10(r)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1997 (the "Second
          Quarter 1997 Form 10-Q").
10(s)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Trinidad Ammonia Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(o) to the Second Quarter 1997 Form 10-Q.
10(t)     Amended and Restated Agreement for Lease dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(p) to the Second Quarter 1997 Form 10-Q.
10(u)     Amended and Restated Lease Agreement dated as of May 16,
          1997, between Nitrogen Leasing Company, Limited Partnership, and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(q) to the Second Quarter 1997 Form 10-Q.
10(v)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Nitrogen Leasing Company, Limited
          Partnership, and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(r) to the Second
          Quarter 1997 Form 10-Q.
10(w)     Amended and Restated Purchase Option Agreement dated as of
          May 16, 1997, between Trinidad Ammonia Company, Limited
          Partnership and PCS Nitrogen Fertilizer Operations, Inc.,
          incorporated by reference to Exhibit 10(s) to the Second
          Quarter 1997 Form 10-Q.
10(x)     Agreement dated January 1, 1997 between the registrant and
          Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.
10(y)     Termination Agreement between the Registrant and C.E
          Childers dated November 21, 2000, incorporated by reference to Exhibit 10(y) to the 2000 Form 10-K.

EXHIBIT
NUMBER                      EXHIBIT INDEX
-------                     -------------
10(z)     Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Directors, as amended November 3, 1999, incorporated by
          reference to Exhibit 10(y) to the Third Quarter 1999 form
          10-Q.
10(aa)    Potash Corporation of Saskatchewan Inc. Stock Option Plan --
          Officers and Employees, as amended January 23, 2001,
          incorporated by reference to Exhibit 10(aa) to the 2000 Form
          10-K.
10(bb)    Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the registrant's report on Form 10-Q for the quarterly
          period ended March 31, 2000.
10(cc)    Long-Term Incentive Plan of the registrant effective January
          2000, incorporated by reference to Exhibit 10(aa) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 2000.
10(dd)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of
          the registrant, incorporated by reference to Exhibit 10(o)
          to the 1995 Form 10-K.
10(ee)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant,
          incorporated by reference to Exhibit 10(x) to the
          registrant's report on Form 10-Q for the quarterly period
          ended June 30, 1996.
10(ff)    Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing
          supplemental income plan agreements, incorporated by
          reference to Exhibit (mm) to the Third Quarter 2000 Form
          10-Q.
10(gg)    Forms of Agreement dated December 30, 1994, between the
          registrant and certain officers of the registrant,
          concerning a change in control of the registrant,
          incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.
10(hh)    Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q)
          to the 1995 Form 10-K.
10(ii)    Resolution and Form of Agreement of Indemnification dated
          January 24, 2001, incorporated by reference to Exhibit
          10(ii) to the 2000 Form 10-K.
10(jj)    Chief Executive Officer Medical and Dental Plan,
          incorporated by reference to Exhibit 10(jj) to the 2000 Form
          10-K.
10(kk)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t)
          to the 1995 Form 10-K.
10(ll)    International Agency Agreement dated January 1, 1995,
          between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive
          marketing agent for such association's wet phosphatic
          materials, incorporated by reference to Exhibit 10(u) to the
          1995 Form 10-K.
10(mm)    Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(nn)    Shareholder Rights Agreement as amended and restated on
          March 2, 1998, incorporated by reference to Schedule B to
          the registrant's proxy circular for the annual and special meeting of shareholders held on May 7, 1998.
11        Statement re Computation of Per Share Earnings.