Form 10-Q
period 2001-06-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2001-08-07
CIK 855931

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

     As at July 31, 2001, Potash Corporation of Saskatchewan Inc. (the "Company") had 51,869,905 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (IN MILLIONS OF US DOLLARS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30                JUNE 30
                                                        2001       2000        2001        2000
-------------------------------------------------------------------------------------------------
Net sales                                              $575.8     $560.8     $1,178.2    $1,151.4
Cost of goods sold                                      443.0      438.4        909.2       895.3
-------------------------------------------------------------------------------------------------
GROSS MARGIN                                            132.8      122.4        269.0       256.1
-------------------------------------------------------------------------------------------------
Selling and administrative                               23.5       26.5         48.9        48.7
Provincial mining and other taxes                        21.7       21.6         36.5        47.8
Foreign exchange loss (gain)                              8.4       (2.8)        (0.7)       (4.2)
Other income                                             (5.2)     (20.1)       (16.6)      (40.0)
-------------------------------------------------------------------------------------------------
                                                         48.4       25.2         68.1        52.3
-------------------------------------------------------------------------------------------------
OPERATING INCOME                                         84.4       97.2        200.9       203.8
INTEREST EXPENSE                                         20.1       14.8         36.0        29.3
-------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               64.3       82.4        164.9       174.5
INCOME TAXES (NOTE 4)                                    21.2       22.3         59.4        42.8
-------------------------------------------------------------------------------------------------
NET INCOME                                             $ 43.1     $ 60.1        105.5       131.7
                                                       ==================
RETAINED EARNINGS, BEGINNING OF PERIOD                                          570.5       424.4
DIVIDENDS                                                                       (25.9)      (26.1)
-------------------------------------------------------------------------------------------------
RETAINED EARNINGS, END OF PERIOD                                             $  650.1    $  530.0
=================================================================================================
NET INCOME PER SHARE (NOTE 5)
  BASIC                                                $ 0.83     $ 1.15     $   2.04    $   2.49
  FULLY DILUTED                                        $ 0.83     $ 1.14     $   2.02    $   2.47
=================================================================================================
DIVIDENDS PER SHARE (NOTE 6)                           $ 0.25     $ 0.24     $   0.50    $   0.49
=================================================================================================

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (IN MILLIONS OF US DOLLARS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                                     $   51.6       $  100.0
  Accounts receivable                                              292.6          326.6
  Inventories (Note 3)                                             476.3          406.2
  Prepaid expenses                                                  48.3           38.9
-----------------------------------------------------------------------------------------
                                                                   868.8          871.7
Property, plant and equipment                                    3,240.3        2,910.1
Goodwill                                                           104.9          106.4
Other assets                                                       282.9          257.5
-----------------------------------------------------------------------------------------
                                                                $4,496.9       $4,145.7
=========================================================================================
LIABILITIES
Current Liabilities
  Short-term debt                                               $  317.0       $  488.8
  Accounts payable and accrued charges                             342.9          525.9
  Current portion of long-term debt                                  5.7            5.7
-----------------------------------------------------------------------------------------
                                                                   665.6        1,020.4
Long-term debt                                                   1,013.7          413.7
Future income tax liability                                        460.2          435.1
Accrued post-retirement/post-employment benefits                   174.7          175.1
Accrued reclamation costs                                           82.8           83.0
Other non-current liabilities and deferred credits                   6.0            6.3
-----------------------------------------------------------------------------------------
                                                                 2,403.0        2,133.6
-----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Share Capital                                                    1,179.6        1,177.4
Unlimited authorization of common shares without par value;
  issued and outstanding 51,869,905 and 51,840,572 at June
  30, 2001 and December 31, 2000, respectively
Contributed Surplus                                                264.2          264.2
Retained Earnings                                                  650.1          570.5
-----------------------------------------------------------------------------------------
                                                                 2,093.9        2,012.1
-----------------------------------------------------------------------------------------
                                                                $4,496.9       $4,145.7
=========================================================================================

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (IN MILLIONS OF US DOLLARS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30               JUNE 30
                                                       2001       2000       2001       2000
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $  43.1    $  60.1    $ 105.5    $ 131.7
Items not affecting cash
  Depreciation and amortization                          49.1       47.9       94.4       97.4
  Loss (gain) on disposal of assets                       0.9       (2.8)      (0.1)     (19.1)
  Provision for future income tax                        21.6       11.0       44.5       19.2
  Provision for post-retirement/post-employment
     benefits                                             4.0        3.5       (0.5)       4.7
----------------------------------------------------------------------------------------------
                                                        118.7      119.7      243.8      233.9
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable                                    29.9       23.9       34.0       (0.1)
  Inventories                                             3.2      (32.3)     (70.1)     (11.6)
  Prepaid expenses                                        3.3        5.5       (9.4)      (3.6)
  Accounts payable and accrued charges                 (134.7)       0.6     (154.6)      27.5
  Current income taxes                                  (23.6)       2.0      (42.3)       3.3
Accrued reclamation costs                                 0.1       (0.5)      (0.6)      (2.0)
Other non-current liabilities and deferred credits        0.3       (8.5)      (0.2)      (2.7)
----------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (2.8)     110.4        0.6      244.7
----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and equipment             (405.8)     (81.6)    (421.7)    (111.0)
Acquisition of Albright & Wilson Company                   --         --         --      (32.0)
Proceeds from disposal of assets                           --        4.9         --        8.0
Additions to other assets                               (25.0)      (9.9)     (31.6)     (27.6)
----------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                      (430.8)     (86.6)    (453.3)    (162.6)
----------------------------------------------------------------------------------------------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES          (433.6)      23.8     (452.7)      82.1
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term obligations                     600.0         --      600.0         --
Repayment of long-term obligations                         --       (0.4)        --       (0.7)
Proceeds from short-term debt                              --         --         --      145.8
Repayment of short-term debt                           (216.2)      (3.5)    (172.0)    (155.2)
Dividends                                               (12.9)     (12.8)     (25.9)     (26.1)
Repurchase of shares                                       --       (5.3)        --      (59.7)
Issuance of shares                                        0.3        0.4        2.2        0.8
----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         371.2      (21.6)     404.3      (95.1)
----------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (62.4)       2.2      (48.4)     (13.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          114.0       28.8      100.0       44.0
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  51.6    $  31.0    $  51.6    $  31.0
==============================================================================================
Supplemental cash flow disclosure
  Interest paid                                       $  22.9    $  24.8    $  33.1    $  33.4
  Income taxes paid                                      20.6        6.1       49.4       15.8
----------------------------------------------------------------------------------------------

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (IN MILLIONS OF US DOLLARS)
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These policies are consistent with accounting principles generally accepted in the United States ("US GAAP") except as outlined in Note 8. The accounting policies used in preparing these interim financial statements are consistent with those used in the preparation of the annual financial statements.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. (PCS) and its principal operating subsidiaries (the "Company" except to the extent the context otherwise requires):

     -- PCS Sales (Canada) Inc.
          -- PCS Joint Venture, LP.
     -- PCS Sales (USA), Inc.
     -- PCS Phosphate Company, Inc.
          -- PCS Purified Phosphates
     -- White Springs Agricultural Chemicals, Inc.
     -- PCS Nitrogen, Inc.
          -- PCS Nitrogen Fertilizer, L.P.
          -- PCS Nitrogen Ohio, L.P.
          -- PCS Nitrogen Limited
          -- PCS Nitrogen Fertilizer Limited
          -- PCS Nitrogen Trinidad Limited
     -- PCS Cassidy Lake Company
     -- PCS Yumbes S.C.M.
     -- PCS Fosfatos do Brasil Ltda.

2.   CHANGE IN ACCOUNTING POLICY

     The Company has adopted the provisions of section 3500 of the Canadian Institute of Chartered Accountants Handbook "Earnings Per Share". This pronouncement requires that fully diluted earnings per share be calculated using the treasury stock method rather than the imputed earnings method. The effect of this change on fully diluted earnings per share is not significant in any of the periods presented.

3.   INVENTORIES

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Finished product                                                $161.6          $131.5
Materials and supplies                                           114.9           114.5
Raw materials                                                     50.0            16.9
Work in process                                                  149.8           143.3
-----------------------------------------------------------------------------------------
                                                                $476.3          $406.2
=========================================================================================

4.   INCOME TAXES

     The Company's effective consolidated income tax rate for the year-to-date approximates 36 percent. The rate for the second quarter is lower than this due to a cumulative adjustment made in the second quarter to reduce the effective rate from 38 percent to 36 percent on a year-to-date basis. In 2000, this rate was 27 percent; however, the gain on the sale of the shares of Moab Salt Inc. ("Moab") in February 2000 (for which there was no tax effect) resulted in a lower rate.

5.   NET INCOME PER SHARE

     Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2001 of 51,865,000 (2000 -- 52,507,000). Basic net income per share for the year-to-date is calculated on the weighted average shares issued and outstanding for the six months ended June 30, 2001 of 51,862,000 (2000 -- 52,964,000). Fully
diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the fully diluted net income per share calculation for the quarter were 52,149,000 (2000 -- 52,809,000) and for the year-to-date were 52,192,000 (2000 -- 53,234,000).

6.   SEGMENT INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

                                                     THREE MONTHS ENDED JUNE 30, 2001
                                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                       POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------
Net sales -- third party              $  171.3    $  170.9     $  233.6      $   --        $  575.8
Inter-segment net sales                    2.6         2.6         11.6          --              --
Gross margin                              80.5        16.3         36.0          --           132.8
Depreciation and amortization             11.0        14.9         18.4         4.8            49.1
Assets                                 1,175.4     1,470.8      1,682.1       168.6         4,496.9

                                                     THREE MONTHS ENDED JUNE 30, 2000
                                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                       POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------
Net sales -- third party              $  165.5    $  180.6     $  214.7      $   --        $  560.8
Inter-segment net sales                    1.9         4.9         16.0          --              --
Gross margin                              92.7        16.3         13.4          --           122.4
Depreciation and amortization             12.4        17.2         16.2         2.0            47.9

                                                      SIX MONTHS ENDED JUNE 30, 2001
                                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                       POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------
Net sales -- third party              $  296.8    $  352.8     $  528.6      $   --        $1,178.2
Inter-segment net sales                    5.2         4.0         25.4          --              --
Gross margin                             133.6        38.6         96.8          --           269.0
Depreciation and amortization             20.4        31.9         34.4         7.7            94.4
Assets                                 1,175.4     1,470.8      1,682.1       168.6         4,496.9

                                                      SIX MONTHS ENDED JUNE 30, 2000
                                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                       POTASH     PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------
Net sales -- third party              $  347.0    $  386.3     $  418.1      $   --        $1,151.4
Inter-segment net sales                    5.7         5.6         28.9          --              --
Gross margin                             186.3        43.7         26.1          --           256.1
Depreciation and amortization             25.1        33.7         32.0         6.5            97.4

7.   PLANT CLOSURES

     On January 19, 2001, the Company suspended all DAP production at its White Springs, Florida operations and on January 15, 2001, permanently closed its Davenport, Iowa phosphate feed plant.

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, Iowa and LaPlatte, Nebraska.

     Demolition activity at Clinton is in process. The Company is attempting to sell this property and therefore certain structures which add value to the site will not be demolished at this time. Although the initial offer to purchase the LaPlatte property has expired, the Company continues in its efforts to sell this property. If a sale is completed, it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site.

     The following table sets forth the balances pertaining to the Company's accruals:

                                                         BALANCE                           BALANCE
                                                        MARCH 31,    AMOUNT    RESERVE     JUNE 30,
                                                          2001        PAID     UTILIZED      2001
---------------------------------------------------------------------------------------------------
PLANT CLOSURES
Severance                                                $   2.5     $  2.5     $   --     $    --
Decommissioning                                              0.2        0.2         --          --
Environmental remediation                                    0.5        0.5         --          --
Non-cash parts inventory writedown                           1.3         --        0.4         0.9
Non-cash writedown of property, plant and equipment         36.6         --       10.9        25.7
---------------------------------------------------------------------------------------------------
                                                         $  41.1     $  3.2     $ 11.3     $  26.6
===================================================================================================

8.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

     THE APPLICATION OF US GAAP, AS DESCRIBED ABOVE, WOULD HAVE HAD THE FOLLOWING APPROXIMATE EFFECTS ON NET INCOME, NET INCOME PER SHARE, TOTAL ASSETS AND SHAREHOLDERS' EQUITY:

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30
                                                                 2001           2000
----------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Net income as reported -- Canadian GAAP                       $      43.1    $      60.1
Items increasing (decreasing) reported net income
  Provision for plant closures                                       (2.3)            --
  Pre-operating costs                                                (6.1)          (1.3)
  Depreciation and amortization                                       2.4            2.4
  Future income taxes                                                 1.4           (0.2)
----------------------------------------------------------------------------------------
Approximate net income -- US GAAP                             $      38.5    $      61.0
========================================================================================
Weighted average shares outstanding -- US GAAP                 51,865,000     52,507,000
========================================================================================
Approximate basic net income per share -- US GAAP             $      0.74    $      1.16
========================================================================================
Approximate fully diluted net income per share -- US GAAP     $      0.74    $      1.15
========================================================================================

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                                 2001           2000
----------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Net income as reported -- Canadian GAAP                       $     105.5    $     131.7
Items increasing (decreasing) reported net income
  Provision for plant closures                                       (9.0)            --
  Pre-operating costs                                                (9.8)          (4.0)
  Depreciation and amortization                                       4.8            4.9
  Future Income taxes                                                 4.4           (0.3)
----------------------------------------------------------------------------------------
Approximate net income -- US GAAP                             $      95.9    $     132.3
========================================================================================
Weighted average shares outstanding -- US GAAP                 51,862,000     52,964,000
========================================================================================
Approximate basic net income per share -- US GAAP             $      1.85    $      2.50
========================================================================================
Approximate fully diluted net income per share -- US GAAP     $      1.84    $      2.49
========================================================================================

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Total assets as reported -- Canadian GAAP                      $4,496.9        $4,145.7
Items increasing (decreasing) reported total assets
  Available-for-sale security (unrealized holding gain)             8.7            41.7
  Fair value of natural gas hedging contracts                      53.2              --
  Property, plant and equipment                                  (156.0)         (160.2)
  Pre-operating costs                                             (33.7)          (23.9)
  Goodwill                                                        (47.3)          (48.0)
-----------------------------------------------------------------------------------------
Approximate total assets -- US GAAP                            $4,321.8        $3,955.3
=========================================================================================

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
-----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP        $2,093.9        $2,012.1
Items increasing (decreasing) reported shareholders' equity
  Other comprehensive income, net of tax
     Available for sale security                                    7.4            28.1
     Fair value of natural gas hedging contracts                   28.7              --
  Pre-operating costs                                             (33.7)          (23.9)
  Provision for plant closures                                       --             9.0
  Provision for asset impairment                                 (218.0)         (218.0)
  Depreciation and amortization                                    14.6             9.8
  Future income taxes                                              56.7            52.3
-----------------------------------------------------------------------------------------
Approximate shareholders' equity -- US GAAP                    $1,949.6        $1,869.4
=========================================================================================

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company has adopted SFAS 133. The adoption of this pronouncement has not had a significant impact on the results of operations as the Company's hedges have been highly effective. The impact of SFAS 133 on the statement of financial position has been significant and is set out in the above tables under the caption "Fair value of natural gas hedging contracts".

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

     The Company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is reclassified from OCI to cost of sales. In the second quarter of 2001, $13.5 million of gains was recognized in cost of sales ($50.7 million on a year-to-date basis). Of the deferred gains at the quarter end, approximately $22.5 million will be reclassified to cost of sales within the next twelve months.

9.   SEASONALITY

     The Company's sales of fertilizer are seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

10. COMPARATIVE FIGURES

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

OVERVIEW

                                                           THREE MONTHS ENDED JUNE 30
                                                          % OF                   % OF         %
($ MILLIONS)                                   2001     NET SALES     2000     NET SALES    CHANGE
--------------------------------------------------------------------------------------------------
Net Sales                                     $575.8       100       $560.8       100          3
--------------------------------------------------------------------------------------------------
Gross Margin                                  $132.8        23       $122.4        22          8
--------------------------------------------------------------------------------------------------
Operating Income                              $ 84.4        15       $ 97.2        17        (13)
--------------------------------------------------------------------------------------------------
Net Income                                    $ 43.1         7       $ 60.1        11        (28)
--------------------------------------------------------------------------------------------------
Net Income per Share (dollars)                $ 0.83        --       $ 1.15        --        (28)
--------------------------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED JUNE 30
                                                         % OF                     % OF         %
($ MILLIONS)                                 2001      NET SALES      2000      NET SALES    CHANGE
---------------------------------------------------------------------------------------------------
Net Sales                                  $1,178.2       100       $1,151.4       100          2
---------------------------------------------------------------------------------------------------
Gross Margin                               $  269.0        23       $  256.1        22          5
---------------------------------------------------------------------------------------------------
Operating Income                           $  200.9        17       $  203.8        18         (1)
---------------------------------------------------------------------------------------------------
Net Income                                 $  105.5         9       $  131.7        11        (20)
---------------------------------------------------------------------------------------------------
Net Income per Share (dollars)             $   2.04        --       $   2.49        --        (18)
---------------------------------------------------------------------------------------------------

     The nitrogen segment continued to lead the way in the second quarter of 2001. Nitrogen fertilizer and non-fertilizer prices increased significantly over the same periods last year (although they decreased significantly near the end of the second quarter of 2001). These higher prices were primarily responsible for an increase in nitrogen gross margin that was large enough to more than offset the decline in the gross margin provided by the potash and phosphate segments for both the second quarter and on a year-to-date basis. Potash prices were generally stable on a quarter-over-quarter and year-over-year comparison. Potash volumes in both offshore and domestic markets were higher in the second quarter of 2001 than in the second quarter of 2000, but lower on a year-over-year basis due to last year's record volumes. Higher potash production costs, combined with lower volumes on a year-to-date basis resulted in lower gross margin. Phosphate gross margin for the second quarter was flat as compared to the second quarter of 2000, and down on a year-over-year basis, primarily due to reduced sales volumes. Phosphate prices were higher than the comparable periods a year ago, but per unit cost of sales increased.

     The Canadian dollar strengthened considerably from March 31, 2001 to June 30, 2001. The Company's Canadian dollar denominated monetary assets and liabilities are converted at the month-end exchange rate, which resulted in a non-cash loss on the income statement of $8.4 million this quarter, compared to a $2.8 million gain in second-quarter 2000, an $11.2 million change. A one-cent change in the Canadian dollar affects the Company's foreign exchange gain or loss by approximately $1.1 million.

     Other income in this year's second quarter decreased from the same quarter last year, primarily due to a lower dividend from ICL and other miscellaneous items that were recorded in 2000. On a year-to-date basis, other income was down primarily due to the gain on sale of Moab which occurred in first quarter 2000.

POTASH

                                              THREE MONTHS ENDED JUNE 30
                                         2001                             2000                         % CHANGE
------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE                          AVERAGE                      AVERAGE
                             DOLLARS     TONNES     PRICE     DOLLARS     TONNES     PRICE                        PRICE
                            (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
------------------------------------------------------------------------------------------------------------------------
Net Sales
  North American              $ 66.9        804    $83.19      $ 62.2        751    $82.90        7        7        --
  Offshore                     104.4      1,201    $86.98       103.3      1,172    $88.13        1        3        (1)
------------------------------------------------------------------------------------------------------------------------
                               171.3      2,005    $85.46       165.5      1,923    $86.09        3        4        (1)
------------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                    79.8               $39.80        60.4               $31.41       32                 27
  Depreciation and
    Amortization                11.0               $ 5.48        12.4               $ 6.45      (11)               (15)
------------------------------------------------------------------------------------------------------------------------
                                90.8               $45.28        72.8               $37.86       25                 20
------------------------------------------------------------------------------------------------------------------------
Gross Margin                  $ 80.5               $40.18      $ 92.7               $48.23      (13)               (17)
========================================================================================================================

                                               SIX MONTHS ENDED JUNE 30
                                         2001                             2000                         % CHANGE
------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE                          AVERAGE                      AVERAGE
                             DOLLARS     TONNES     PRICE     DOLLARS     TONNES     PRICE                        PRICE
                            (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
------------------------------------------------------------------------------------------------------------------------
Net Sales
  North American              $126.1      1,518    $83.07      $135.0      1,672    $80.69       (7)      (9)        3
  Offshore                     170.7      1,968    $86.78       212.0      2,485    $85.32      (19)     (21)        2
------------------------------------------------------------------------------------------------------------------------
                               296.8      3,486    $85.17       347.0      4,157    $83.45      (14)     (16)        2
------------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                   142.8               $40.98       135.6               $32.62        5                 26
  Depreciation and
    Amortization                20.4               $ 5.85        25.1               $ 6.04      (19)                (3)
------------------------------------------------------------------------------------------------------------------------
                               163.2               $46.83       160.7               $38.66        2                 21
------------------------------------------------------------------------------------------------------------------------
Gross Margin                  $133.6               $38.34      $186.3               $44.79      (28)               (14)
========================================================================================================================

     Potash sales volumes were up 4 percent as compared to the second quarter of last year, with both North American and offshore markets recording better tonnage. However, first-half sales volumes remained below last year's record levels. After a slow first quarter start, offshore volumes came back in the second quarter, as customers that had reduced their inventories began buying again. Offshore volumes were up 57 percent over the trailing quarter, again demonstrating the importance of the growing offshore market. Domestic volumes for the first six months of 2001 were down 9 percent, reflecting decreased potash consumption in North America of approximately 3 percent during fertilizer year 2000/2001. Prices were basically flat on a quarter-to-quarter and year-to-year comparison.

     Potash gross margin in the second quarter was lower, compared to the same quarter last year, primarily due to higher natural gas costs included in cost of sales. In keeping with the Company's strategy of reducing production in tandem with sales, it produced 13 percent less potash in this second quarter than in the second quarter of last year (20 percent less on a year-over-year basis). This increased the per unit cost of potash sold. Other factors contributing to increased costs on a year-to-date basis were higher natural gas prices, a significant increase in the number of shutdown weeks (from 8 weeks in the first half of 2000 to 25 weeks this first half) and a stronger Canadian dollar.

PHOSPHATE

                                           THREE MONTHS ENDED JUNE 30
                                      2001                             2000                         % CHANGE
---------------------------------------------------------------------------------------------------------------------
                                                AVERAGE                          AVERAGE                      AVERAGE
                          DOLLARS     TONNES     PRICE     DOLLARS     TONNES     PRICE                        PRICE
                         (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
---------------------------------------------------------------------------------------------------------------------
Net Sales
  Fertilizer --
    liquids                $ 34.1        171    $199.85     $ 41.1        220    $187.92     (17)     (22)        6
  Fertilizer -- DAP          42.8        298    $143.64       53.8        381    $141.06     (20)     (22)        2
  Feed                       52.0        221    $235.26       44.5        186    $238.56      17       19        (1)
  Industrial                 42.0        128    $327.39       41.2        121    $339.31       2        6        (4)
---------------------------------------------------------------------------------------------------------------------
                            170.9        818    $208.94      180.6        908    $198.88      (5)     (10)        5
---------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                139.7               $170.78      147.1               $162.00      (5)                 5
  Depreciation and
    Amortization             14.9               $ 18.22       17.2               $ 18.95     (13)                (4)
---------------------------------------------------------------------------------------------------------------------
                            154.6               $189.00      164.3               $180.95      (6)                 4
---------------------------------------------------------------------------------------------------------------------
Gross Margin               $ 16.3               $ 19.94     $ 16.3               $ 17.93      --                 11
=====================================================================================================================

                                             SIX MONTHS ENDED JUNE 30
                                       2001                             2000                         % CHANGE
----------------------------------------------------------------------------------------------------------------------
                                                 AVERAGE                          AVERAGE                      AVERAGE
                           DOLLARS     TONNES     PRICE     DOLLARS     TONNES     PRICE                        PRICE
                          (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
----------------------------------------------------------------------------------------------------------------------
Net Sales
  Fertilizer -- liquids     $ 76.9        371    $207.41     $ 95.9        489    $196.15     (20)     (24)       6
  Fertilizer -- DAP           84.9        569    $149.06      117.2        804    $145.74     (28)     (29)       2
  Feed                       107.9        451    $239.12      101.1        426    $237.04       7        6        1
  Industrial                  83.1        253    $328.87       72.1        231    $313.13      15       10        5
----------------------------------------------------------------------------------------------------------------------
                             352.8      1,644    $214.59      386.3      1,950    $198.11      (9)     (16)       8
----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                 282.3               $171.72      308.9               $158.41      (9)                8
  Depreciation and
    Amortization              31.9               $ 19.40       33.7               $ 17.28      (5)               12
----------------------------------------------------------------------------------------------------------------------
                             314.2               $191.12      342.6               $175.69      (8)                9
----------------------------------------------------------------------------------------------------------------------
Gross Margin                $ 38.6               $ 23.47     $ 43.7               $ 22.42     (12)                5
======================================================================================================================

     The phosphate fertilizer market remained weak throughout the quarter, affected by poor world supply/ demand fundamentals. However, the Company continued to generate good trough-level earnings due to the contribution from its higher-margin feed and industrial businesses.

     On a year-to-date basis higher industrial sales volumes as compared to first half 2000 were primarily due to the additional sales provided by the purchase of the remaining 50 percent interest in Albright & Wilson Company (A&W) near the end of the first quarter last year. Second quarter industrial volumes were up 6 percent from last year due to new customers. Higher industrial prices on a year-over-year basis are also due to this acquisition as the Company now sells an upgraded product that is higher-priced. Feed prices were stable during the quarter and the first half of 2001. In the offshore markets, sales volumes of DAP declined in China and India due to inventory carry-over and increased internal production, while new capacity entered the market. Domestic fertilizer sales volumes declined, affected by reduced North American phosphate consumption which was down an estimated 6 percent in the fertilizer year just ended. Domestic DAP prices firmed mainly due to production curtailments by various US producers.

     Sulphur prices declined in the second quarter as compared to the second quarter last year and the trailing quarter. Ammonia costs declined compared to the trailing quarter but were higher both on a quarter-over-quarter and year-over-year basis. The higher cost of ammonia, a key DAP input, more than offset the reduction in sulphur costs. The poor DAP situation caused PCS to suspend production of this solid phosphate fertilizer at White Springs early in the first quarter of 2001. This resulted in fewer production tonnes over which to allocate fixed costs, increasing per unit cost of sales.

NITROGEN

                                            THREE MONTHS ENDED JUNE 30
                                       2001                             2000                         % CHANGE
----------------------------------------------------------------------------------------------------------------------
                                                 AVERAGE                          AVERAGE                      AVERAGE
                           DOLLARS     TONNES     PRICE     DOLLARS     TONNES     PRICE                        PRICE
                          (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
----------------------------------------------------------------------------------------------------------------------
Net Sales
  Ammonia                   $ 91.3        571    $160.02     $ 43.2        261    $165.64      111     119        (3)
  Urea                        52.2        316    $165.01       54.6        372    $146.59       (4)    (15)       13
  Solutions                   23.3        176    $132.74       33.3        451    $ 73.83      (30)    (61)       80
  Other                       42.3        571    $ 74.00       33.0        517    $ 63.72       28      11        16
----------------------------------------------------------------------------------------------------------------------
                             209.1      1,634    $127.98      164.1      1,601    $102.46       27       2        25
Purchased                     24.5        164    $149.83       50.6        313    $162.02      (52)    (48)       (8)
----------------------------------------------------------------------------------------------------------------------
                            $233.6      1,798    $129.98     $214.7      1,914    $112.18        9      (6)       16
======================================================================================================================
Fertilizer                  $110.1        773    $142.50     $117.2      1,014    $115.65       (6)    (23)       23
Non-fertilizer               123.5      1,025    $120.52       97.5        900    $108.29       27      14        11
----------------------------------------------------------------------------------------------------------------------
                             233.6      1,798    $129.98      214.7      1,914    $112.18        9      (6)       16
----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                 179.2               $ 99.67      185.1               $ 96.71       (3)                3
  Depreciation and
    Amortization              18.4               $ 10.23       16.2               $  8.46       14                21
----------------------------------------------------------------------------------------------------------------------
                             197.6               $109.90      201.3               $105.17       (2)                4
----------------------------------------------------------------------------------------------------------------------
Gross Margin                $ 36.0               $ 20.08     $ 13.4               $  7.01      169               186
======================================================================================================================

                                             SIX MONTHS ENDED JUNE 30
                                       2001                             2000                         % CHANGE
----------------------------------------------------------------------------------------------------------------------
                                                 AVERAGE                          AVERAGE                      AVERAGE
                           DOLLARS     TONNES     PRICE     DOLLARS     TONNES     PRICE                        PRICE
                          (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
----------------------------------------------------------------------------------------------------------------------
Net Sales
  Ammonia                   $190.4        990    $192.35     $ 80.5        554    $145.45     136       79        32
  Urea                       132.3        707    $187.16      114.1        810    $140.87      16      (13)       33
  Solutions                   62.8        498    $126.04       60.8        887    $ 68.59       3      (44)       84
  Other                       82.7      1,088    $ 76.07       68.7      1,023    $ 67.14      20        6        13
----------------------------------------------------------------------------------------------------------------------
                             468.2      3,283    $142.64      324.1      3,274    $ 99.02      44       --        44
Purchased                     60.4        352    $171.09       94.0        651    $144.37     (36)     (46)       19
----------------------------------------------------------------------------------------------------------------------
                            $528.6      3,635    $145.40     $418.1      3,925    $106.54      26       (7)       36
======================================================================================================================
Fertilizer                  $268.6      1,683    $159.61     $228.1      2,115    $107.88      18      (20)       48
Non-fertilizer               260.0      1,952    $133.15      190.0      1,810    $104.99      37        8        27
----------------------------------------------------------------------------------------------------------------------
                             528.6      3,635    $145.40      418.1      3,925    $106.54      26       (7)       36
----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                 397.4               $109.32      360.1               $ 91.75      10                 19
  Depreciation and
    Amortization              34.4               $  9.47       32.0               $  8.15       8                 16
----------------------------------------------------------------------------------------------------------------------
                             431.8               $118.79      392.1               $ 99.90      10                 19
----------------------------------------------------------------------------------------------------------------------
Gross Margin                $ 96.8               $ 26.61     $ 26.1               $  6.64     271                301
======================================================================================================================

     Prices for nitrogen products were significantly higher than in the second quarter and first half of 2000, although they decreased from the trailing quarter. Gross margin benefited from more Trinidad production and fewer purchased tonnes as the Company operated all four of its Trinidad plants during the period; last year, two plants were shut down while a new gas contract was negotiated.

     Nitrogen prices averaged 16 percent higher than second-quarter 2000 and 36 percent higher on a year-to-date basis, but those prices have fallen as the year has progressed. Record high natural gas prices at the start of 2001 resulted in nitrogen production curtailments, a shortage psychology and record imports. As gas prices fell and production came back, the combination of increased North American production, higher imports and lower demand hit prices. As a result, entering the second half of the year, prices are considerably lower than they were at the beginning of the first half and lower than a year ago.

     Overall, nitrogen sales volumes were down as compared to the same quarter last year and first half 2000. Urea volumes decreased, primarily due to the significant increase in import levels.

     Non-fertilizer sales volumes increased from 47 percent of total sales volumes in second quarter 2000 to 57 percent this quarter, while non-fertilizer sales revenues increased from 45 percent to 53 percent over the same period. On a year-over-year basis, non-fertilizer sales volumes increased from 46 percent of total sales volumes to 54 percent and non-fertilizer revenues increased from 45 to 49 percent.

     The average per-unit cost of natural gas decreased 23 percent from the trailing quarter; however, it is 13 percent higher on a quarter-over-quarter basis and 36 percent higher on a year-over-year basis. This is the principal cause of the increase in the per-unit cost of sales compared to prior periods.

EXPENSES

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30                  JUNE 30
-----------------------------------------------------------------------------------------------
                                                                  %                        %
($MILLIONS)                                     2001    2000    CHANGE   2001    2000    CHANGE
-----------------------------------------------------------------------------------------------
Selling and Administrative                      $23.5   $26.5    (11)    $48.9   $48.7     --
Provincial Mining and Other Taxes                21.7    21.6     --      36.5    47.8    (24)
Interest                                         20.1    14.8     36      36.0    29.3     23
Income Taxes                                     21.2    22.3     (5)     59.4    42.8     39

     Selling and administrative expenses have decreased on a quarter-over-quarter basis due to reduced amortization of deferred charges. These expenses are flat on a year-over-year basis as lower second quarter 2001 costs were offset by higher costs in the first quarter of the year.

     The decrease in Provincial Mining and Other Taxes on a year-over-year basis was primarily due to reduced Saskatchewan-sourced sales and reduced gross margin due to higher costs.

     Interest expense increased in the second quarter of 2001 due to the issuance of $600.0 million of 10-year 7.75% bonds under the Company's shelf registration statement. Weighted average long-term debt outstanding in the second quarter of 2001 was $666.0 million (2000 -- $444.0 million) with a weighted average interest rate of 7.2 percent (2000 -- 6.8 percent). Weighted average long-term debt outstanding for the first six months of 2001 was $542.6 million (2000 -- $444.2 million) with a weighted average interest rate of 7.2 percent (2000 -- 6.8 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2001 was 4.7 percent (2000 -- 6.6 percent) and for the first half of 2001 5.3 percent (2000 -- 6.4 percent).

     The effective consolidated tax rate for the first half of 2001 was 36 percent (2000 -- 27 percent, exclusive of the gain on sale of Moab Salt Inc., for which there was no tax effect) of income before income taxes. The rate for the second quarter is lower than this due to a cumulative adjustment made in the second quarter to reduce the effective rate from 38 percent to 36 percent. This adjustment was due to corporate restructuring in conjunction with the refinancing of the Trinidad plant leases. The increase in the effective rate over last year is primarily due to a reduction in additional tax deductions and the geographic mix of earnings. The current/future tax split on a year-to-date basis approximates 25 percent current and 75 percent future.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30              JUNE 30
------------------------------------------------------------------------------------------------
($ MILLIONS)                                                2001      2000      2001      2000
------------------------------------------------------------------------------------------------
Cash (used in) provided by operating activities           $  (2.8)   $110.4    $   0.6   $ 244.7
Cash used in investing activities                         $(430.8)   $(86.6)   $(453.3)  $(162.6)
Cash provided by (used in) financing activities           $ 371.2    $(21.6)   $ 404.3   $ (95.1)

     The decrease in cash provided by operating activities in the second quarter of 2001, as compared with second quarter 2000, was primarily due to the reduction in natural gas prices, which caused repayment of certain of the Company's natural gas counterparties margin accounts. This was also the case on a year-to-date basis.

     The increase in cash used in investing activities in both the second quarter and year-to-date was primarily due to the buyout of the Trinidad plant leases which resulted in additions to property, plant and equipment of approximately $384.0 million.

     To finance the buyout of the Trinidad leases and pay down short-term debt, the Company issued $600.0 million of 7.75 percent ten year bonds in May 2001. Replacing the off-balance sheet lease financing with balance sheet debt moves the associated interest expense from cost of goods sold in nitrogen to corporate interest expense. This represents a shift of approximately $24.0 to $30.0 million on an annual basis, depending on the floating rate of the operating lease versus the fixed rate financing of the notes. Partially offsetting this reduction in nitrogen cost of goods sold will be an increase in depreciation of approximately $16.0 million per year. The Company paid dividends of $12.9 million in the second quarter of 2001 (2000 -- $12.8 million). On a year-to-date basis the Company paid dividends of $25.9 million (2000 -- $26.1 million). In 2000, the Company was utilizing funds to repurchase shares under the share repurchase program.

     The Company has a syndicated credit facility which provides for unsecured advances of up to $500.0 million (less the amount of commercial paper outstanding), none of which was outstanding at June 30, 2001. In addition, the Company has short-term lines of credit for up to $289.4 million in borrowing (less letters of credit of $14.4 million), of which $45.0 million was outstanding at June 30, 2001. The Company is authorized to borrow up to a maximum of $500.0 million under the commercial paper program, of which $272.0 million was outstanding at June 30, 2001. The Company has fully utilized the capacity available under its shelf registration statement.

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

  1999

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, IA and LaPlatte, NE.

     Demolition activity at Clinton is in process. The Company is attempting to sell this property and therefore certain structures which add value to the site will not be demolished at this time. Although the initial offer to purchase the LaPlatte property has expired, the Company continues in its efforts to sell this property. If a sale is completed, it is not expected that there will be any significant further environmental or decommissioning activities required relating to this site.

OUTLOOK

     The outlook for the second half of the year is mixed. In potash, sales should be steady as Brazil buys for its spring season and China continues to import. Volumes lost year-to-date domestically are not expected to be recovered in the second half, but offshore volumes could provide some catch-up.

     In phosphate, the Company's ability to produce a variety of products to sell to a diverse group of industries will continue to pay dividends. However, recent restarts in North American DAP production will add to the pressure already being felt due to the imbalance of supply and demand. To further exacerbate the problem, India's new subsidy announcement has further disadvantaged DAP imports so there is little hope for near-term improvement on the demand side of the equation.

     The collapse in nitrogen prices and a high level of inventories along with the restart of some idled production and new South American capacity mean the outlook for improvement appears to stretch beyond the second half of 2001. However, nitrogen will continue to be influenced by natural gas prices which have been very volatile this year and therefore difficult to predict.

     In consideration of these conditions, the Company is less optimistic for the second half of 2001 and now believes its 2001 earnings will be in the range of $3.00 to $3.25 per share with third-quarter earnings of approximately $0.35 per share.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q and this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the "Outlook" section, relating to the period after June 30, 2001, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of June 30,

2001 the Company's estimated derivative commodity instruments market risk exposure was $26.3 million (2000 -- $27.6 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2001 through 2006, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LAKELAND, FLORIDA PROCEEDING

     On September 23, 1999, an action was served on PCS Joint Venture and eight other defendants on behalf of a class of persons living in the vicinity of the site who claim to have suffered damages as a result of releases from the PCS Joint Venture facility in Lakeland, Florida and other area properties. PCS Joint Venture has reached an agreement to settle the matter, which settlement will not have a material adverse effect on the Company. A fairness hearing before the trial court was held on August 2, 2001 at which time the court approved the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 10, 2001, the Company held an annual meeting (the "Meeting") of its shareholders.

(b) At the Meeting, the Company's shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

                                                                       FOR        WITHHELD
                                                                    ----------    --------
    Frederick J. Blesi..........................................    35,704,311     15,660
    Douglas J. Bourne...........................................    35,705,589     14,382
    William J. Doyle............................................    35,705,814     14,157
    Dallas J. Howe..............................................    35,705,854     14,117
    Jeffrey J. McCaig...........................................    35,704,798     15,173
    Mary Mogford................................................    35,704,610     15,361
    Donald E. Phillips..........................................    35,705,591     14,380
    Paul J. Schoenhals..........................................    35,705,529     14,442
    E. Robert Stromberg, Q.C....................................    35,705,652     14,319
    Jack G. Vicq................................................    35,705,735     14,236
    Barrie A. Wigmore...........................................    35,705,637     14,334
    Thomas J. Wright............................................    35,705,612     14,359

(c) The Company's shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's shareholders; the results of the vote were: 35,625,749 shares for, 73,406 shares against and 9,786 shares withheld.

(d) In addition, at the Meeting the Company withdrew from shareholder consideration and vote proposals to amend the shareholder rights plan (the "Shareholder Rights Plan") entered into on November 10, 1994, as amended March 28, 1995 and May 4, 1995 and amended and restated on March 2, 1998 and to amend the Company's Stock Option Plan -- Directors, each as more fully described in the Company's proxy circular dated March 27, 2001. The Shareholder Rights Plan terminated pursuant to its terms on May 10, 2001.

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

10(x) Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership et al and PCS Nitrogen Fertilizer, L.P.

10(y) Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership et al and PCS Nitrogen Fertilizer, L.P.

10(z) Agreement dated January 1, 1997 between the registrant and Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.

10(aa)    Termination Agreement between the Registrant and C.E.
          Childers dated November 21, 2000, incorporated by reference to Exhibit 10(y) to the 2000 Form 10-K.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------

10(bb)    Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended January 23, 2001.

10(cc)    Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form
          10-K.

10(dd)    Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the registrant's report on Form 10-Q for the quarterly period ended March 31, 2000.

10(ee)    Long-Term Incentive Plan of the registrant effective January
          2000, incorporated by reference to Exhibit 10(aa) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 2000.

10(ff)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(gg)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996.

10(hh) Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10 (mm) to the Third Quarter 2000 Form
          10-Q.

10(ii) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.

10(jj) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(kk)    Resolution and Form of Agreement of Indemnification dated
          January 24, 2001, incorporated by reference to Exhibit
          10(ii) to the 2000 Form 10-K.

10(ll) Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form
          10-K.

10(mm)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(nn) International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(oo) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(pp) Form of Note relating to the Company's offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31,
          2011, incorporated by reference to Exhibit 4 to the Report on Form 8-K dated May 17, 2001.

11        Statement re Computation of Per Share Earnings.

  (b) REPORTS ON FORM 8-K

     On May 10, 2001, the registrant filed a report on Form 8-K regarding a proposed offering of $500,000,000 of notes pursuant to a shelf registration statement and preliminary prospectus supplement.

     On May 17, 2001, the registrant announced the offering of $600,000,000 of 7 3/4% Notes due May 31, 2011.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

August 7, 2001
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                            Senior Vice President, General
                                            Counsel and Secretary

August 7, 2001
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                            Senior Vice President, Treasurer,
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
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

EXHIBIT
NUMBER                          EXHIBIT INDEX
-------                         -------------
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

EXHIBIT
NUMBER                          EXHIBIT INDEX
-------                         -------------
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

10(x) Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership et al and PCS Nitrogen Fertilizer, L.P.

10(y) Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership et al and PCS Nitrogen Fertilizer, L.P.

10(z) Agreement dated January 1, 1997 between the registrant and Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.

10(aa)    Termination Agreement between the Registrant and C.E.
          Childers dated November 21, 2000, incorporated by reference to Exhibit 10(y) to the 2000 Form 10-K.

10(bb)    Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended January 23, 2001.

EXHIBIT
NUMBER                          EXHIBIT INDEX
-------                         -------------
10(cc)    Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form
          10-K.

10(dd)    Short-Term Incentive Plan of the registrant effective
          January 2000, incorporated by reference to Exhibit 10(z) to the registrant's report on Form 10-Q for the quarterly period ended March 31, 2000.

10(ee)    Long-Term Incentive Plan of the registrant effective January
          2000, incorporated by reference to Exhibit 10(aa) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 2000.

10(ff)    Resolution and Forms of Agreement for Supplemental
          Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(gg)    Amending Resolution and revised forms of agreement regarding
          Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 1996.

10(hh) Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10 (mm) to the Third Quarter 2000 Form
          10-Q.

10(ii) Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form
          10-K.

10(jj) Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(kk)    Resolution and Form of Agreement of Indemnification dated
          January 24, 2001, incorporated by reference to Exhibit
          10(ii) to the 2000 Form 10-K.

10(ll) Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form
          10-K.

10(mm)    Second Amended and Restated Membership Agreement dated
          January 1, 1995, among Phosphate Chemicals Export
          Association, Inc. and members of such association, including
          Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(nn) International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and
          Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association's wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(oo) Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(pp) Form of Note relating to the Company's offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31,
          2011, incorporated by reference to Exhibit 4 to the Report on Form 8-K dated May 17, 2001.

11        Statement re Computation of Per Share Earnings.