Form 10-Q
period 2001-09-30
POTASH CORPORATION OF SASKATCHEWAN INC
filed 2001-11-07
CIK 855931

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

  As at October 31, 2001, Potash Corporation of Saskatchewan Inc. (the "Company") had 51,893,773 Common Shares outstanding.

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

                    POTASH CORPORATION OF SASKATCHEWAN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (IN MILLIONS OF US DOLLARS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30           SEPTEMBER 30
                                                        2001       2000        2001        2000
-------------------------------------------------------------------------------------------------
Net sales                                              $460.2     $542.7     $1,638.4    $1,694.1
Cost of goods sold                                      392.6      422.2      1,301.9     1,317.5
-------------------------------------------------------------------------------------------------
GROSS MARGIN                                             67.6      120.5        336.5       376.6
-------------------------------------------------------------------------------------------------
Selling and administrative                               23.9       30.6         72.8        79.3
Provincial mining and other taxes                        17.8       18.7         54.3        66.5
Foreign exchange gain                                   (10.0)      (4.7)       (10.8)       (9.0)
Other income                                             (3.9)      (4.2)       (20.5)      (44.1)
-------------------------------------------------------------------------------------------------
                                                         27.8       40.4         95.8        92.7
-------------------------------------------------------------------------------------------------
OPERATING INCOME                                         39.8       80.1        240.7       283.9
INTEREST EXPENSE                                         22.4       16.6         58.4        45.9
-------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               17.4       63.5        182.3       238.0
INCOME TAXES (NOTE 4)                                     6.3       17.1         65.6        59.9
-------------------------------------------------------------------------------------------------
NET INCOME                                             $ 11.1     $ 46.4        116.7       178.1
                                                       ==================
RETAINED EARNINGS, BEGINNING OF PERIOD                                          570.5       424.4
DIVIDENDS                                                                       (39.0)      (39.2)
-------------------------------------------------------------------------------------------------
RETAINED EARNINGS, END OF PERIOD                                             $  648.2    $  563.3
=================================================================================================
NET INCOME PER SHARE (NOTE 5)
  BASIC                                                $ 0.21     $ 0.89     $   2.25    $   3.38
  FULLY DILUTED                                        $ 0.21     $ 0.89     $   2.24    $   3.36
=================================================================================================
DIVIDENDS PER SHARE                                    $ 0.25     $ 0.25     $   0.75    $   0.74
=================================================================================================

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (IN MILLIONS OF US DOLLARS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
-------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                                     $   61.4         $  100.0
  Accounts receivable                                              289.5            326.6
  Inventories (Note 3)                                             464.7            406.2
  Prepaid expenses                                                  44.9             38.9
-------------------------------------------------------------------------------------------
                                                                   860.5            871.7
Property, plant and equipment                                    3,229.0          2,910.1
Goodwill                                                           104.2            106.4
Other assets                                                       294.3            257.5
-------------------------------------------------------------------------------------------
                                                                $4,488.0         $4,145.7
===========================================================================================
LIABILITIES
Current Liabilities
  Short-term debt                                               $  334.8         $  488.8
  Accounts payable and accrued charges                             315.5            525.9
  Current portion of long-term debt                                  5.8              5.7
-------------------------------------------------------------------------------------------
                                                                   656.1          1,020.4
Long-term debt                                                   1,013.7            413.7
Future income tax liability                                        460.3            435.1
Accrued post-retirement/post-employment benefits                   174.5            175.1
Accrued reclamation costs                                           84.1             83.0
Other non-current liabilities and deferred credits                   6.9              6.3
-------------------------------------------------------------------------------------------
                                                                 2,395.6          2,133.6
-------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Share Capital                                                    1,180.0          1,177.4
Unlimited authorization of common shares without par value;
  issued and outstanding 51,887,773 and 51,840,572 at
  September 30, 2001 and December 31, 2000, respectively
Contributed Surplus                                                264.2            264.2
Retained Earnings                                                  648.2            570.5
-------------------------------------------------------------------------------------------
                                                                 2,092.4          2,012.1
-------------------------------------------------------------------------------------------
                                                                $4,488.0         $4,145.7
===========================================================================================

              (See Notes to the Consolidated Financial Statements)

                    POTASH CORPORATION OF SASKATCHEWAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (IN MILLIONS OF US DOLLARS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                         2001       2000       2001       2000
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $ 11.1     $ 46.4     $ 116.7    $ 178.1
Items not affecting cash
  Depreciation and amortization                           53.7       46.5       148.1      143.9
  Loss (gain) on disposal of assets                        0.3         --         0.2      (19.1)
  Provision for future income tax                          4.7       13.7        49.2       32.9
  Provision for post-retirement/post-employment
     benefits                                             (0.1)       3.5        (0.6)       8.1
------------------------------------------------------------------------------------------------
                                                          69.7      110.1       313.6      343.9
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Accounts receivable                                      3.1      (53.4)       37.1      (53.5)
  Inventories                                             10.5      (14.5)      (59.7)     (26.1)
  Prepaid expenses                                         3.4        7.0        (6.0)       3.4
  Accounts payable and accrued charges                   (36.5)      58.1      (187.7)      85.6
  Current income taxes                                     4.5        8.3       (37.8)      11.5
Accrued reclamation costs                                  1.3       (0.6)       (2.6)      (2.5)
Other non-current liabilities and deferred credits         1.0        1.2         0.7       (1.4)
------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                     57.0      116.2        57.6      360.9
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and equipment               (33.5)     (30.3)     (455.2)    (141.3)
Acquisition of Albright & Wilson Company                    --         --          --      (32.0)
Proceeds from disposal of assets                            --        0.1          --        8.1
Additions to other assets                                (18.9)     (11.1)      (50.5)     (38.7)
------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                        (52.4)     (41.3)     (505.7)    (203.9)
------------------------------------------------------------------------------------------------
CASH (DEFICIENCY) BEFORE FINANCING ACTIVITIES              4.6       74.9      (448.1)     157.0
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                --         --       600.0         --
Repayment of long-term debt                                 --      (23.0)         --      (23.6)
Proceeds from (repayment of) short-term debt              17.8       70.3      (154.0)      60.9
Dividends                                                (13.0)     (13.1)      (39.0)     (39.2)
Repurchase of shares                                        --      (44.5)         --     (104.2)
Issuance of shares                                         0.4         --         2.5        0.7
------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            5.2      (10.3)      409.5     (105.4)
------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           9.8       64.6       (38.6)      51.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            51.6       31.0       100.0       44.0
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 61.4     $ 95.6     $  61.4    $  95.6
================================================================================================
Supplemental cash flow disclosure
  Interest paid                                         $  0.3     $  9.7     $  33.4    $  43.1
  Income taxes paid (refunded)                          $  2.8     $ (4.3)    $  52.2    $  11.4

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

3.   INVENTORIES

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
-------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
Finished product                                                  $135.4          $131.5
Materials and supplies                                             113.0           114.5
Raw materials                                                       58.6            16.9
Work in process                                                    157.7           143.3
-------------------------------------------------------------------------------------------
                                                                  $464.7          $406.2
===========================================================================================

4.   INCOME TAXES

     The Company's effective consolidated income tax rate for the third quarter and first nine months of 2001 approximates 36 percent. In 2000, this rate was 27 percent; however, the gain on the sale of the shares of Moab Salt Inc. ("Moab") in February 2000 (for which there was no tax effect) resulted in a lower rate on a year-to-date basis.

5.   NET INCOME PER SHARE

     Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2001 of 51,875,000 (2000 -- 52,031,000). Basic net income per share for the year-to-date is calculated on the weighted average shares issued and outstanding for the nine months ended September 30, 2001 of 51,867,000 (2000 -- 52,651,000).
Fully diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the fully diluted net income per share calculation for the quarter were 52,166,000 (2000 -- 52,299,000) and for the year-to-date were 52,183,000 (2000 -- 52,920,000).

6.   SEGMENT INFORMATION

     The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                         POTASH    PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
------------------------------------------------------------------------------------------------------
Net sales -- third party                 $123.7     $145.9       $190.6       $  --         $  460.2
Inter-segment net sales                     0.6        0.9          7.5          --               --
Gross margin                               57.7       10.0         (0.1)         --             67.6
Depreciation and amortization               8.0       16.8         23.1         5.8             53.7

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                         POTASH    PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
------------------------------------------------------------------------------------------------------
Net sales -- third party                 $140.1     $194.6       $208.0       $  --         $  542.7
Inter-segment net sales                     1.1        1.4         16.3          --               --
Gross margin                               72.8       15.5         32.2          --            120.5
Depreciation and amortization               6.9       17.3         16.0         6.3             46.5

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                         POTASH    PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
------------------------------------------------------------------------------------------------------
Net sales -- third party                 $420.6     $498.8       $719.0       $  --         $1,638.4
Inter-segment net sales                     5.8        4.9         32.9          --               --
Gross margin                              191.3       48.6         96.6          --            336.5
Depreciation and amortization              28.4       48.7         57.5        13.5            148.1

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                         POTASH    PHOSPHATE    NITROGEN    ALL OTHERS    CONSOLIDATED
------------------------------------------------------------------------------------------------------
Net sales -- third party                 $487.0     $580.8       $626.3       $  --         $1,694.1
Inter-segment net sales                     6.8        7.0         45.2          --               --
Gross margin                              259.1       59.2         58.3          --            376.6
Depreciation and amortization              32.1       51.0         48.1        12.7            143.9

7.   PLANT CLOSURES

     On January 19, 2001, the Company suspended all DAP production at its White Springs, Florida operations and on January 15, 2001, permanently closed its Davenport, Iowa phosphate feed plant.

     In the third quarter of 1999, the Board of Directors of the Company approved a plan to close nitrogen plants at Clinton, Iowa and LaPlatte, Nebraska.

     Demolition activity at Clinton and LaPlatte is completed. The Company is attempting to sell these properties and therefore certain structures which add value to the sites will not be demolished at this time. The Company does not expect that there will be any significant further environmental or decommissioning activities required relating to these sites.

     The following table sets forth the balances pertaining to the Company's accruals:

                                                    BALANCE                                BALANCE
                                                    JUNE 30,      AMOUNT    RESERVE     SEPTEMBER 30,
                                                      2001         PAID     UTILIZED        2001
-----------------------------------------------------------------------------------------------------
                                                  (UNAUDITED)                            (UNAUDITED)
PLANT CLOSURES
Non-cash parts inventory writedown                   $ 0.9         $ --       $ --          $ 0.9
Non-cash writedown of property, plant and
  equipment                                           25.7           --         --           25.7
-----------------------------------------------------------------------------------------------------
                                                     $26.6         $ --       $ --          $26.6
=====================================================================================================

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

     THE APPLICATION OF US GAAP, AS DESCRIBED ABOVE, WOULD HAVE HAD THE FOLLOWING APPROXIMATE EFFECTS ON NET INCOME, NET INCOME PER SHARE, TOTAL ASSETS AND SHAREHOLDERS' EQUITY:

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                 2001           2000
----------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Net income as reported -- Canadian GAAP                       $      11.1    $      46.4
Items increasing (decreasing) reported net income
  Pre-operating costs                                               (13.4)          (5.5)
  Depreciation and amortization                                       2.4            2.4
  Future income taxes                                                 2.9            0.9
----------------------------------------------------------------------------------------
Approximate net income -- US GAAP                             $       3.0    $      44.2
========================================================================================
Weighted average shares outstanding -- US GAAP                 51,875,000     52,031,000
========================================================================================
Approximate basic net income per share -- US GAAP             $      0.06    $      0.85
========================================================================================
Approximate fully diluted net income per share -- US GAAP     $      0.06    $      0.84
========================================================================================

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                 2001           2000
----------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Net income as reported -- Canadian GAAP                       $     116.7    $     178.1
Items increasing (decreasing) reported net income
  Provision for plant closures                                       (9.0)          (9.5)
  Pre-operating costs                                               (23.2)            --
  Depreciation and amortization                                       7.3            7.3
  Future Income taxes                                                 7.3            0.6
----------------------------------------------------------------------------------------
Approximate net income -- US GAAP                             $      99.1    $     176.5
========================================================================================
Weighted average shares outstanding -- US GAAP                 51,867,000     52,651,000
========================================================================================
Approximate basic net income per share -- US GAAP             $      1.91    $      3.35
========================================================================================
Approximate fully diluted net income per share -- US GAAP     $      1.90    $      3.32
========================================================================================

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
-------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
Total assets as reported -- Canadian GAAP                       $4,488.0         $4,145.7
Items increasing (decreasing) reported total assets
  Available-for-sale security (unrealized holding gain)              6.1             41.7
  Fair value of natural gas hedging contracts                        9.7               --
  Property, plant and equipment                                   (153.9)          (160.2)
  Pre-operating costs                                              (47.1)           (23.9)
  Goodwill                                                         (47.0)           (48.0)
-------------------------------------------------------------------------------------------
Approximate total assets -- US GAAP                             $4,255.8         $3,955.3
===========================================================================================

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
-------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
Total shareholders' equity as reported -- Canadian GAAP         $2,092.4         $2,012.1
Items increasing (decreasing) reported shareholders' equity
  Other comprehensive income, net of tax
     Available for sale security                                     5.7             28.1
     Fair value of natural gas hedging contracts                     1.0               --
  Pre-operating costs                                              (47.1)           (23.9)
  Provision for plant closures                                        --              9.0
  Provision for asset impairment                                  (218.0)          (218.0)
  Depreciation and amortization                                     17.1              9.8
  Future income taxes                                               59.5             52.3
-------------------------------------------------------------------------------------------
Approximate shareholders' equity -- US GAAP                     $1,910.6         $1,869.4
===========================================================================================

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

     The Company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is reclassified from OCI to cost of sales. In the third quarter of 2001, $0.2 million of gains were recognized in cost of sales ($50.9 million on a year-to-date basis). Of the deferred gains at the quarter end, approximately $3.2 million will be reclassified to cost of sales within the next twelve months.

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

OVERVIEW

                                                        THREE MONTHS ENDED SEPTEMBER 30
                                                          % OF                   % OF         %
($ MILLIONS)                                   2001     NET SALES     2000     NET SALES    CHANGE
--------------------------------------------------------------------------------------------------
Net Sales                                     $460.2       100       $542.7       100        (15)
--------------------------------------------------------------------------------------------------
Gross Margin                                  $ 67.6        15       $120.5        22        (44)
--------------------------------------------------------------------------------------------------
Operating Income                              $ 39.8         9       $ 80.1        15        (50)
--------------------------------------------------------------------------------------------------
Net Income                                    $ 11.1         2       $ 46.4         9        (76)
--------------------------------------------------------------------------------------------------
Net Income per Share (dollars) -- basic       $ 0.21        --       $ 0.89        --        (76)
--------------------------------------------------------------------------------------------------

                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                         % OF                     % OF         %
($ MILLIONS)                                 2001      NET SALES      2000      NET SALES    CHANGE
---------------------------------------------------------------------------------------------------
Net Sales                                  $1,638.4       100       $1,694.1       100         (3)
---------------------------------------------------------------------------------------------------
Gross Margin                               $  336.5        21       $  376.6        22        (11)
---------------------------------------------------------------------------------------------------
Operating Income                           $  240.7        15       $  283.9        17        (15)
---------------------------------------------------------------------------------------------------
Net Income                                 $  116.7         7       $  178.1        11        (34)
---------------------------------------------------------------------------------------------------
Net Income per Share (dollars) -- basic    $   2.25        --       $   3.38        --        (34)
---------------------------------------------------------------------------------------------------

     Reduced nitrogen prices and lower potash and phosphate sales volumes resulted in decreased sales revenue in the third quarter of 2001 as compared to the same quarter last year. Gross margin was also negatively affected by increased production costs, primarily due to reductions in tonnes produced. Potash and phosphate prices were stable on a quarter-over-quarter basis (with the exception of DAP, which was down and industrial which was up). Falling natural gas prices led to an increase in North American production. This additional supply, combined with import carryovers from the second quarter and weak demand, were the primary causes of the decrease in nitrogen prices.

     The Canadian dollar weakened considerably from June 30, 2001 to September 30, 2001. The Company's Canadian dollar denominated monetary assets and liabilities are converted at the month-end exchange rate, which resulted in a non-cash gain on the income statement of $10.0 million this quarter, compared to a $4.7 million gain in third-quarter 2000, a $5.3 million change.

     On a year-to-date comparison, the increase in nitrogen sales prices helped to offset reductions in potash and phosphate sales volumes. Prices for potash and phosphate products have increased slightly (except for DAP, which has decreased). Nitrogen prices were strong at the start of the year due to record natural gas prices which led to industry shutdowns, but have decreased in the third quarter as the price of natural gas has dropped and encouraged North American production to come back on stream. Gross margin was also negatively affected by increased production costs, primarily due to reductions in tonnes produced.

     On a year-to-date basis, other income is down primarily due to the gain on sale of Moab which occurred in first quarter 2000.

POTASH

                                           THREE MONTHS ENDED SEPTEMBER 30
                                        2001                             2000                         % CHANGE
-----------------------------------------------------------------------------------------------------------------------
                            DOLLARS     TONNES    AVERAGE    DOLLARS     TONNES    AVERAGE                      AVERAGE
                           (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
-----------------------------------------------------------------------------------------------------------------------
Net Sales
  North American             $ 54.5        717    $76.05      $ 60.3        778    $77.55      (10)      (8)       (2)
  Offshore                     69.2        761    $90.93        79.8        883    $90.34      (13)     (14)        1
-----------------------------------------------------------------------------------------------------------------------
                              123.7      1,478    $83.71       140.1      1,661    $84.35      (12)     (11)       (1)
-----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                   58.0               $39.24        60.4               $36.37       (4)                 8
  Depreciation and
    Amortization                8.0               $ 5.43         6.9               $ 4.12       16                 32
-----------------------------------------------------------------------------------------------------------------------
                               66.0               $44.67        67.3               $40.49       (2)                10
-----------------------------------------------------------------------------------------------------------------------
Gross Margin                 $ 57.7               $39.04      $ 72.8               $43.86      (21)               (11)
=======================================================================================================================

                                           NINE MONTHS ENDED SEPTEMBER 30
                                        2001                             2000                         % CHANGE
-----------------------------------------------------------------------------------------------------------------------
                            DOLLARS     TONNES    AVERAGE    DOLLARS     TONNES    AVERAGE                      AVERAGE
                           (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
-----------------------------------------------------------------------------------------------------------------------
Net Sales
  North American             $180.6      2,235    $80.82      $195.3      2,450    $79.69       (8)      (9)        1
  Offshore                    240.0      2,728    $87.94       291.7      3,368    $86.63      (18)     (19)        1
-----------------------------------------------------------------------------------------------------------------------
                              420.6      4,963    $84.73       487.0      5,818    $83.71      (14)     (15)        1
-----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                  200.9               $40.48       195.8               $33.65        3                 20
  Depreciation and
    Amortization               28.4               $ 5.70        32.1               $ 5.53      (11)                 3
-----------------------------------------------------------------------------------------------------------------------
                              229.3               $46.18       227.9               $39.18       --                 18
-----------------------------------------------------------------------------------------------------------------------
Gross Margin                 $191.3               $38.55      $259.1               $44.53      (26)               (13)
=======================================================================================================================

     The third quarter of 2000 saw record purchases by Brazil and a strong domestic fall fill program. Offshore sales volumes in this third quarter were down as several major international customers ended 2000 with large inventories that they have been working down. In addition, prices for many crops that use potash, such as rice, palm oil, coffee and cotton, remain depressed. In the domestic market, sales volumes were down compared to the third quarter of 2000 as dealers kept their fertilizer storage options open, given the uncertainty in the pricing environment. On a year-to-date basis, sales volumes were also down in both markets. Last year's nine month offshore volumes were aided by record sales to China and Brazil. Domestically, sales volumes last year were higher primarily due to large seeded acreages, favourable planting conditions and a strong fall fill program. These conditions were not present this year.

     Production in the third quarter was slightly higher than the comparable period in 2000. However, higher energy costs in tonnes that were in inventory at the start of the quarter resulted in an increase in cost of sales on a per unit basis. Other factors contributing to increased costs on a year-to-date basis were a significant increase in the number of shutdown weeks (from 20 weeks in the first nine months of 2000 to 35 weeks this year-to-date) and a stronger Canadian dollar in the first half of the year.

PHOSPHATE

                                           THREE MONTHS ENDED SEPTEMBER 30
                                        2001                             2000                         % CHANGE
-----------------------------------------------------------------------------------------------------------------------
                            DOLLARS     TONNES    AVERAGE    DOLLARS     TONNES    AVERAGE                      AVERAGE
                           (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
-----------------------------------------------------------------------------------------------------------------------
Net Sales
  Fertilizer -- liquids      $ 30.9        163    $189.20     $ 43.8        236    $185.66     (29)     (31)        2
  Fertilizer -- DAP            25.0        220    $113.75       53.4        373    $143.22     (53)     (41)      (21)
  Feed                         46.5        193    $241.24       55.3        230    $240.88     (16)     (16)       --
  Industrial                   43.5        130    $335.05       42.1        132    $316.71       3       (2)        6
-----------------------------------------------------------------------------------------------------------------------
                              145.9        706    $206.76      194.6        971    $200.38     (25)     (27)        3
-----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                  119.1               $168.70      161.8               $166.63     (26)                 1
  Depreciation and
    Amortization               16.8               $ 23.89       17.3               $ 17.78      (3)                34
-----------------------------------------------------------------------------------------------------------------------
                              135.9               $192.59      179.1               $184.41     (24)                 4
-----------------------------------------------------------------------------------------------------------------------
Gross Margin                 $ 10.0               $ 14.17     $ 15.5               $ 15.96     (35)               (11)
=======================================================================================================================

                                           NINE MONTHS ENDED SEPTEMBER 30
                                        2001                             2000                         % CHANGE
-----------------------------------------------------------------------------------------------------------------------
                            DOLLARS     TONNES    AVERAGE    DOLLARS     TONNES    AVERAGE                      AVERAGE
                           (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
-----------------------------------------------------------------------------------------------------------------------
Net Sales
  Fertilizer -- liquids      $107.8        534    $201.84     $139.6        724    $192.74     (23)     (26)        5
  Fertilizer -- DAP           109.9        789    $139.23      170.6      1,177    $144.94     (36)     (33)       (4)
  Feed                        154.4        644    $239.75      156.4        656    $238.39      (1)      (2)        1
  Industrial                  126.7        383    $330.97      114.2        364    $314.44      11        5         5
-----------------------------------------------------------------------------------------------------------------------
                              498.8      2,350    $212.24      580.8      2,921    $198.86     (14)     (20)        7
-----------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                  401.5               $170.87      470.6               $161.12     (15)                 6
  Depreciation and
    Amortization               48.7               $ 20.69       51.0               $ 17.49      (5)                18
-----------------------------------------------------------------------------------------------------------------------
                              450.2               $191.56      521.6               $178.61     (14)                 7
-----------------------------------------------------------------------------------------------------------------------
Gross Margin                 $ 48.6               $ 20.68     $ 59.2               $ 20.25     (18)                 2
=======================================================================================================================

     Phosphate sales volumes in the third quarter of this year were down as compared to the same quarter in 2000. Liquid fertilizer sales volumes were down primarily due to the general fall-off in fertilizer demand in North America and fewer tonnes sold offshore, especially to Brazil. DAP continued to be under pressure with new offshore capacity and reduced purchases from major importers. These difficult conditions were exacerbated by depressed demand in North America and production restarts. Feed products sales volumes were down but these lower volumes were more a matter of sales movement from one quarter to another in the domestic market, but offshore the Company faced some competitive pressures in Southeast Asia that temporarily reduced volumes there.

     DAP lost money for the Company on a gross margin basis in the third quarter and year-to-date. The Company has cut production and is operating only the DAP capacity required to produce its higher-margin products, which is about half its total DAP capacity. That production is being used to supply domestic customers. The Company is forgoing lower-priced sales to export markets until they become profitable again.

     Industrial sale volumes are up on a year-to-date basis, however, all other products are down as compared to the first nine months of last year. New offshore capacity, lower demand in North America and reduced purchases from major importers have all contributed to the reduction in volumes. Prices, with the exception of DAP, have been stable or increasing. Industrial prices are up as compared to last year's third quarter, from this year's second quarter and for the first nine months of this year when compared to the same periods in 2000.

The Company is building on its strength in this product by expanding its purified acid production by 50 percent. Through a recent Letter of Agreement, the majority of this additional production will be sold to Astaris, a producer of phosphorus chemicals.

     Sulphur prices declined in the third quarter as compared to the third quarter last year and the trailing quarter. Ammonia costs decreased compared to the trailing quarter and on a quarter-over-quarter basis but were higher on a year-over-year basis. The higher cost of ammonia, a key DAP input, more than offset the reduction in sulphur costs. The poor DAP situation caused PCS to suspend production of this solid phosphate fertilizer at White Springs early in the first quarter of 2001. This resulted in fewer production tonnes over which to allocate fixed costs, adding to the increased per unit cost of sales for the third quarter and for the first nine months.

NITROGEN

                                            THREE MONTHS ENDED SEPTEMBER 30
                                         2001                             2000                         % CHANGE
------------------------------------------------------------------------------------------------------------------------
                             DOLLARS     TONNES    AVERAGE    DOLLARS     TONNES    AVERAGE                      AVERAGE
                            (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
------------------------------------------------------------------------------------------------------------------------
Net Sales
  Ammonia                     $ 69.7        541    $128.74     $ 62.3        398    $156.52      12       36       (18)
  Urea                          37.4        284    $131.80       56.2        357    $157.61     (33)     (20)      (16)
  Solutions                     23.5        283    $ 82.93       30.9        303    $101.92     (24)      (7)      (19)
  Other                         39.9        600    $ 66.49       34.7        641    $ 54.17      15       (6)       23
------------------------------------------------------------------------------------------------------------------------
                               170.5      1,708    $ 99.78      184.1      1,699    $108.34      (7)      --        (8)
Purchased                       20.1        161    $125.20       23.9        150    $159.73     (16)       7       (22)
------------------------------------------------------------------------------------------------------------------------
                              $190.6      1,869    $101.96     $208.0      1,849    $112.50      (8)       1        (9)
========================================================================================================================
Fertilizer                    $ 78.6        761    $103.27     $105.3        765    $137.56     (25)      --       (25)
Non-fertilizer                 112.0      1,108    $101.06      102.7      1,084    $ 94.80       9        2         7
------------------------------------------------------------------------------------------------------------------------
                               190.6      1,869    $101.96      208.0      1,849    $112.50      (8)       1        (9)
------------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                   167.6               $ 89.67      159.8               $ 86.42       5                  4
  Depreciation and
    Amortization                23.1               $ 12.36       16.0               $  8.65      44                 43
------------------------------------------------------------------------------------------------------------------------
                               190.7               $102.03      175.8               $ 95.07       8                  7
------------------------------------------------------------------------------------------------------------------------
Gross Margin                  $ (0.1)              $ (0.07)    $ 32.2               $ 17.43    (100)              (100)
========================================================================================================================

                                            NINE MONTHS ENDED SEPTEMBER 30
                                         2001                             2000                         % CHANGE
------------------------------------------------------------------------------------------------------------------------
                             DOLLARS     TONNES    AVERAGE    DOLLARS     TONNES    AVERAGE                      AVERAGE
                            (MILLIONS)   (000'S)   PER MT    (MILLIONS)   (000'S)   PER MT    DOLLARS   TONNES   PER MT
------------------------------------------------------------------------------------------------------------------------
Net Sales
  Ammonia                     $260.0      1,531    $169.87     $142.8        952    $150.08      82       61        13
  Urea                         169.8        991    $171.29      170.3      1,167    $145.99      --      (15)       17
  Solutions                     86.3        781    $110.43       91.7      1,190    $ 77.07      (6)     (34)       43
  Other                        122.7      1,688    $ 72.66      103.5      1,664    $ 62.14      19        1        17
------------------------------------------------------------------------------------------------------------------------
                               638.8      4,991    $127.97      508.3      4,973    $102.21      26       --        25
Purchased                       80.2        513    $156.74      118.0        801    $147.24     (32)     (36)        6
------------------------------------------------------------------------------------------------------------------------
                              $719.0      5,504    $130.65     $626.3      5,774    $108.45      15       (5)       20
========================================================================================================================
Fertilizer                    $347.2      2,444    $142.06     $333.5      2,881    $115.76       4      (15)       23
Non-fertilizer                 371.8      3,060    $121.54      292.8      2,893    $101.17      27        6        20
------------------------------------------------------------------------------------------------------------------------
                               719.0      5,504    $130.65      626.3      5,774    $108.45      15       (5)       20
------------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Cash costs                   564.9               $102.63      519.9               $ 90.04       9                 14
  Depreciation and
    Amortization                57.5               $ 10.45       48.1               $  8.33      20                 25
------------------------------------------------------------------------------------------------------------------------
                               622.4               $113.08      568.0               $ 98.37      10                 15
------------------------------------------------------------------------------------------------------------------------
Gross Margin                  $ 96.6               $ 17.57     $ 58.3               $ 10.08      65                 74
========================================================================================================================

     Prices for most nitrogen products continued to decline in the third quarter due to weak demand, import carryovers from the second quarter and production restarts in North America as gas prices fell. However, sales prices for the first nine months are still significantly higher than those experienced in the first nine months of last year due to higher gas prices in the first half of this year. This has resulted in a dramatic improvement of the gross margin provided by nitrogen, increasing by 65 percent on a year-over-year basis.

     In the current oversupplied market, the Company's gross margin in nitrogen tends to follow NYMEX natural gas prices. When the price of gas rises, North American production shuts down and product prices improve.

     Non-fertilizer sales volumes remained at 59 percent of total sales tonnes in the third quarter, while non-fertilizer sales revenues increased from 49 percent to 59 percent as compared to the third quarter last year. On a year-over-year basis, non-fertilizer sales volumes increased from 50 percent of total sales volumes to 56 percent and non-fertilizer revenues increased from 47 to 52 percent.

     The average per-unit cost of natural gas decreased 24 percent from the trailing quarter and 18 percent from the third quarter last year. However, it is 17 percent higher on a year-over-year basis.

EXPENSES

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
------------------------------------------------------------------------------------------------
                                                                %                          %
($MILLIONS)                                 2001     2000     CHANGE    2001    2000     CHANGE
------------------------------------------------------------------------------------------------
Selling and Administrative                  $23.9    $30.6     (22)     72.8    79.3       (8)
Provincial Mining and Other Taxes            17.8     18.7      (5)     54.3    66.5      (18)
Interest                                     22.4     16.6      35      58.4    45.9       27
Income Taxes                                  6.3     17.1     (63)     65.6    59.9       10

     Selling and administrative expenses have decreased on a quarter-over-quarter basis principally due to reduced relocation expenses attributable to the office consolidation in 2000 and cost savings due to the office consolidation.

     The decrease in Provincial Mining and Other Taxes for the quarter and on a year-over-year basis was primarily due to reduced Saskatchewan-sourced sales and reduced gross margin due to higher costs.

     Interest expense increased due to the issuance of $600.0 million of 7.75 percent 10 year notes under the Company's shelf registration in May 2001. Weighted average long-term debt outstanding in the third quarter of 2001 was $1,019.4 million (2000 -- $436.2 million) with a weighted average interest rate of 7.4 percent (2000 -- 6.9 percent). Weighted average long-term debt outstanding for the first nine months of 2001 was $701.6 million (2000 -- $441.5 million) with a weighted average interest rate of 7.3 percent (2000 -- 6.8 percent). The weighted average interest rate on short-term debt outstanding in the third quarter of 2001 was 3.9 percent (2000 -- 6.8 percent) and for the first nine months of 2001 4.9 percent (2000 -- 6.6 percent).

     The effective consolidated tax rate for the third quarter and first nine months of 2001 was 36 percent of income before income taxes (2000 -- 27 percent, exclusive of the gain on sale of Moab for which there was no tax effect). The increase in the effective rate over last year is primarily due to a reduction in additional tax deductions and the geographic mix of earnings. The current/future tax split on a year-to-date basis approximates 25 percent current and 75 percent future.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
------------------------------------------------------------------------------------------------
($ MILLIONS)                                             2001       2000       2001       2000
------------------------------------------------------------------------------------------------
Cash provided by operating activities                   $ 57.0     $116.2     $  57.6    $ 360.9
Cash used in investing activities                       $(52.4)    $(41.3)    $(505.7)   $(203.9)
Cash provided by (used in) financing activities         $  5.2     $(10.3)    $ 409.5    $(105.4)

     The primary reason for the decrease in cash provided by operating activities in the third quarter of 2001, as compared with third quarter 2000, was that in 2000 natural gas prices were increasing which resulted in the Company collecting cash under the terms of natural gas counterparties' margin accounts. On a year-to-date basis, the drop in natural gas prices from last year end has triggered repayment of these margin accounts, thereby reducing cash from operations. In addition, the Company has been building wet concentrate inventory in its phosphate operation at Aurora in preparation for the move to the NCPC area. Inventories were also higher due to the carryover from a slower spring season.

     The increase in cash used in investing activities in the third quarter was due to additional investment at PCS Yumbes. The increase on a year-to-date basis was primarily due to the buyout of the Trinidad plant leases which resulted in additions to property, plant and equipment of approximately $384.0 million. Partially offsetting this increase was a reduction in sustaining capital additions.

     To finance the buyout of the Trinidad leases and pay down short-term debt, the Company issued $600.0 million of 7.75 percent ten year notes in May 2001. Replacing the off-balance sheet lease financing with balance sheet debt moves the associated interest expense from cost of goods sold in nitrogen to corporate interest expense. This represents a shift of approximately $24.0 to $30.0 million on an annual basis, depending on the floating rate of the operating lease versus the fixed rate financing of the notes. Partially offsetting this reduction in nitrogen cost of goods sold will be an increase in depreciation of approximately $16.0 million per year. The Company paid dividends of $13.0 million in the third quarter of 2001 (2000 -- $13.1 million). On a year-to-date basis the Company paid dividends of $39.0 million (2000 -- $39.2 million). In 2000, the Company was utilizing funds to repurchase shares under the share repurchase program.

     The Company has a syndicated credit facility which provides for unsecured advances of up to $500.0 million (less the amount of commercial paper outstanding), none of which was outstanding at September 30, 2001. In addition, the Company has short-term lines of credit for up to $287.5 million in borrowing (less letters of credit of $13.9 million), of which $45.0 million was outstanding at September 30, 2001. The Company is authorized to borrow up to a maximum of $500.0 million under the commercial paper program, of which $289.8 million was outstanding at September 30, 2001. The Company has fully utilized the capacity available under its shelf registration statement.

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

     Demolition activity at Clinton and LaPlatte is completed. The Company is attempting to sell these properties and therefore certain structures which add value to the sites will not be demolished at this time. The Company does not expect that there will be any significant further environmental or decommissioning activities required relating to these sites.

OUTLOOK

     Over the long term, the Company believes it is well placed to generate strong cash flow and earnings due to the high quality of its assets. Fertilizer products, which represent the majority of the Company's sales, are a bulk commodity, where lowest delivered cost is the underpinning of a company's long term competitive position. Rising world population and the demand for more food and better diets, with meat as a protein source, will drive fertilizer consumption growth over the long term. The Company's excess potash capacity contrasted with the high capital cost of developing new capacity with limited world potash reserves, should secure the future for potash. Similarly, its low cost, extensive phosphate rock reserves, particularly in North Carolina, provide a firm foundation for its phosphate business. Growing phosphate product diversification also provides some protection against new capacity developments, the world opportunities for which are more extensive in phosphate than with potash. Long term, the Company's extensive nitrogen production base in Trinidad, with lower priced, indexed natural gas, should provide positive earnings support in the face of cheap gas nitrogen capacity displacing higher cost gas plants in North America. Utilizing its superior asset base to grow earnings over time, the challenge is to minimize short term earnings volatility as a result of fluctuations in demand, particularly with potash sales in offshore markets, and to fend off the impact of new capacity additions around the world, particularly in phosphate and nitrogen.

     The industry is currently in the midst of the third straight poor fertilizer season in North America. Farmers know that they must replenish the soil nutrients that have been mined over the last two years and that could create some pent-up demand in spring 2002.

     China has signed an agreement to enter the WTO and with its entry will implement quotas in 2002 that will give the fertilizer industry greater access to this market. Next year there will likely be improved demand in all three nutrients in this important market.

     In the interim, the current fertilizer market conditions look set to continue. Thus, the Company still expects its previous earnings guidance of $2.50 per share for 2001 to be achieved. These earnings would provide cash flow of approximately $7.50 per share for the year.

FORWARD LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-Q and this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those in the "Outlook" section, relating to the period after September 30, 2001, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulphur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     A sensitivity analysis has been prepared to estimate the Company's market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2001 the Company's estimated derivative commodity instruments market risk exposure was $19.5 million
(2000 -- $46.3 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2001 through 2006, will generally relate to changes in the spot price of anticipated natural gas purchases.

     The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Between October 24 and 26, 2001, the Company purchased 48,270,406 Series A shares of Sociedad Quimica y Minera de Chile S.A. ("SQM"), a Chilean producer of specialty fertilizer, iodine and lithium, for an aggregate purchase price of approximately $129.0 million. The purchase represents approximately 34 percent of the issued and outstanding Series A shares of SQM and approximately 18 percent of the total issued and outstanding equity securities of SQM.

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

 4(a) Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated
          September 25, 2001.

 4(b) Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------

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

10(x) Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and
          PCS Nitrogen Fertilizer, L.P., incorporated by reference to
          Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 2001 (the "Second
          Quarter 2001 Form 10-Q").

10(y) Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and
          PCS Nitrogen Fertilizer, L.P., incorporated by reference to
          Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(z) Agreement dated January 1, 1997, between the registrant and Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.

10(aa)    Termination Agreement between the Registrant and C.E.
          Childers dated November 21, 2000, incorporated by reference to Exhibit 10(y) to the 2000 Form 10-K.

10(bb)    Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001
          Form 10-Q.

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

                                          POTASH CORPORATION OF
                                          SASKATCHEWAN INC.

November 7, 2001
                                          By:     /s/ JOHN L.M. HAMPTON
                                            ------------------------------------
                                            John L.M. Hampton
                                              Senior Vice President, General
                                              Counsel and Secretary

November 7, 2001
                                          By:     /s/ WAYNE R. BROWNLEE
                                            ------------------------------------
                                            Wayne R. Brownlee
                                              Senior Vice President, Treasurer,
                                              and Chief Financial Officer
                                              (Principal Financial and
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

 4(a) Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated
          September 25, 2001.

 4(b) Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant's report on Form 8-K dated June 18, 1997.

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

EXHIBIT
NUMBER                           EXHIBIT INDEX                              PAGE
-------                          -------------                              ----

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

10(x) Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and
          PCS Nitrogen Fertilizer, L.P., incorporated by reference to
          Exhibit 10(x) to the registrant's report on Form 10-Q for the quarterly period ended June 30, 2001 (the "Second
          Quarter 2001 Form 10-Q").

10(y) Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and
          PCS Nitrogen Fertilizer, L.P., incorporated by reference to
          Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(z) Agreement dated January 1, 1997, between the registrant and Charles E. Childers, incorporated by reference to Exhibit
          10(s) to the 1997 Form 10-K.

10(aa)    Termination Agreement between the Registrant and C.E.
          Childers dated November 21, 2000, incorporated by reference to Exhibit 10(y) to the 2000 Form 10-K.

10(bb)    Potash Corporation of Saskatchewan Inc. Stock Option
          Plan -- Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001
          Form 10-Q.

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