Form 10-K405
period 2001-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2002-03-27
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-10351

Potash Corporation of Saskatchewan Inc.

(Exact name of the registrant as specified in its charter)

Saskatchewan (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. employer identification no.)

122 – 1st Avenue South

Saskatoon, Saskatchewan, Canada S7K 7G3
306-933-8500
(Address and telephone number of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Shares, No Par Value	New York Stock Exchange

The Common Shares are also listed on The Toronto Stock Exchange in Canada

Securities registered pursuant to Section 12(g) of the Act: none

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          At March 15, 2002, the registrant had 51,959,339 Common Shares outstanding, and the aggregate market value of the 51,899,501 Common Shares held by non-affiliates of the registrant was approximately $3,272,782,594.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the “2001 Annual Report”), filed as Exhibit 13, are incorporated by reference into Part II.

          Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 9, 2002 (the “2002 Proxy Circular”), attached as Exhibit 99, are incorporated by reference into Part III.

PART I

ITEMS 1 and 2.     Business and Properties.

General

      Potash Corporation of Saskatchewan Inc. (“PCS”) and its direct and indirect subsidiaries (together with PCS’s predecessors, the “Company”) is one of the world’s largest integrated fertilizer and related industrial and feed products companies with significant market share in each of the three primary nutrient products — potash, phosphate and nitrogen. The Company is the largest potash producer worldwide by capacity. In 2001, the Company’s potash operations represented an estimated 15% of global production, 23% of global potash capacity and 59% of global potash excess capacity. The Company is the third largest producer of phosphates worldwide by capacity. In 2001, its phosphate operations represented an estimated 5% of world phosphoric acid production and 6% of world phosphoric acid capacity. The Company is the second largest producer of nitrogen products in the Western Hemisphere.

      The Company’s potash operations pull potash from six mines in Saskatchewan, five of which it owns and operates, and one mine in New Brunswick which it owns and operates. The Company is also developing a potassium nitrate production facility in Chile.

      The Company’s phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and purified phosphoric acid, which is used in food products and industrial processes. The Company believes that its North Carolina plant is the world’s largest vertically integrated phosphate mine and processing plant. The Company also has a phosphate mine and two chemical plant complexes in northern Florida, five phosphate feed plants in the United States and one feed plant in Brazil. In addition, the Company produces a variety of phosphate products at its Geismar, Louisiana facility.

      The Company’s nitrogen operations involve the production of nitrogen fertilizers and nitrogen chemicals, including ammonia, urea, nitrogen solutions, ammonium nitrate and nitric acid. The Company operates nitrogen facilities in Georgia, Louisiana, Ohio, Tennessee and Trinidad.

      Through Florida Favorite Fertilizer in Florida and Farmer’s Favorite Fertilizer in Georgia and Alabama, the Company manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida, Alabama and Georgia.

      PCS is organized under the laws of the Province of Saskatchewan, Canada. The principal executive offices are located at 122 – 1st Avenue South, Suite 500, Saskatoon, Saskatchewan, Canada S7K 7G3, telephone: (306) 933-8500.

History

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

      In 1989, the Company was privatized by the Province of Saskatchewan. While the Province initially retained an ownership interest in the Company, this interest had been reduced to zero by the end of 1993. In 1993, the Company acquired from Rio Algom Limited (“Rio”) its New Brunswick potash mine and port facilities and its Patience Lake mine in Saskatchewan (the “Rio Acquisition”).

      In April 1995, the Company purchased all of the outstanding shares of Texasgulf Inc., a phosphate fertilizer and feed producer, from Elf Aquitaine, Inc. (“Elf (USA)”) and Williams Acquisition Holding Company, Inc. (“Williams”). At the time of the acquisition, the name “Texasgulf Inc.” was changed to PCS Phosphate Company, Inc. (“PCS Phosphate”).

      In October 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. (“White Springs”), a phosphate fertilizer and feed producer, from Occidental Chemical Corporation (“OxyChem”).

      In March 1997, the Company through its subsidiary PCS Nitrogen, Inc. (“PCS Nitrogen”) acquired all of the outstanding shares of Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products.

      In March 1998, the Company acquired the potash mill facility located at Clover Hill, New Brunswick. The facility is operated as PCS Cassidy Lake.

      In December 1998, the Company purchased, pursuant to a public offering by the State of Israel, 108,359,925 Ordinary Shares of Israel Chemicals Ltd. (“ICL”) for approximately $92 million. This purchase represents approximately 9% of the issued and outstanding Ordinary Shares of ICL. Through its subsidiaries, ICL is a potash, phosphate and bromine producer and is also involved in other specialty chemical products.

      In July 1999, the Company purchased all of the outstanding shares of Minera Yolanda SCM, a Chilean sodium nitrate and potassium nitrate producer for approximately $37 million. At the time of the acquisition, the name was changed to PCS Yumbes SCM (“PCS Yumbes”).

      In February 2000, the Company sold its shares in Moab Salt, Inc. (“Moab Salt”) to Intrepid Oil & Gas, LLC. The primary asset of Moab Salt is a solution potash and salt mine in Moab, Utah.

      In March 2000, the Company completed the purchase of an animal feed plant in Brazil from Mitsui Company. The plant is capable of producing 70,000 tonnes per annum of animal-feed phosphate.

      In March 2000, the Company completed a transaction with Rhodia Inc. (“Rhodia”) to acquire the remaining 50% ownership interest in a phosphoric acid joint venture company formerly called Albright & Wilson Company for approximately $42 million. Upon closing of the transaction, the partnership was renamed PCS Purified Phosphates. The Company and Albright & Wilson Americas Inc. had been operating the business as a 50/50 partnership. Upon completion of the transaction, the Company became the owner of 100% of the purified acid plant and blending plant in Aurora, North Carolina and 100% of the blending plant in Cincinnati, Ohio. Rhodia retained a polyphosphoric acid production unit in Charleston, South Carolina.

Recent Transactions

      On October 24, 2001, the Company purchased, pursuant to a public auction, approximately 48 million Class A shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean company, for an aggregate purchase price of approximately 91.5 billion Chilean pesos (approximately US $129 million). The purchase represented approximately 34% of the issued and outstanding Class A shares of SQM and approximately 18% of the total issued and outstanding equity (Class A and Class B) of SQM. SQM is a world leader in specialty fertilizer, iodine and lithium businesses.

      On March 1, 2002, the Company purchased a 180,000 ton (US short ton capacity) animal feed plant in Joplin, Missouri from Farmland Industries, Inc. together with a related animal feed distribution business from Land O’Lakes Farmland Feeds, LLC.

Presentation of Financial Information

      The Company has three principal business segments: potash, phosphate and nitrogen. For information with respect to the net sales operating income and assets attributable to each segment and to the Company’s domestic and international sales, see Note 16 to the Company’s audited consolidated financial statements as at December 31, 2001 and 2000 and for each of the three years ended December 31, 2001 (together with the Notes thereto, the “Consolidated Financial Statements”), incorporated by reference under Item 8.

      The Company presents its financial statements in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). See Note 30 to the Consolidated Financial Statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States as they relate to the Company.

      Unless otherwise specified, dollar amounts are stated in U.S. dollars.

Forward-Looking Statements

      This document, including the documents incorporated by reference, contain “forward-looking statements” that relate to future events or the Company’s future financial performance. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      Forward-looking statements are subject to important risks, uncertainties and assumptions that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in the Company’s markets, which can cause volatility in the prices of the Company’s fertilizer products;

•	changes in competitive pressures, including pricing pressure;

•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;

•	volatility in the price of natural gas, which is the primary raw material used for the Company’s nitrogen products, and risks associated with the Company’s continued ability to manage natural gas costs in the United States through hedging activities;

•	fluctuations in the prices of other raw materials, including sulfur, which is a primary input in the Company’s phosphate operations;

•	unexpected mining conditions, which could change the Company’s costs of production for potash and phosphates or cause changes in reserve estimates;

•	changes in capital markets and in currency and exchange rates;

•	the outcome of legal proceedings;

•	changes in government regulations, including environmental regulations, which could increase the Company’s costs of compliance and otherwise affect the business; and

•	acquisitions the Company may undertake in the future.

      The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.

      As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this document will occur or, if they do, of what impact they will have on the Company’s business or on results of operations and financial condition.

Potash Operations

      The Company’s potash operations include the mining and production of potash, which is predominantly used as fertilizer.

Properties

      The Company controls the right to mine 615,400 acres of land in Saskatchewan. Included in these holdings are mineral rights to 507,000 acres contained in blocks around the six mines in which the Company has an interest, of which acres approximately 36% are owned by the Company, approximately 50% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. The majority of the leases are for 21-year terms, renewable at the Company’s option. The Company’s remaining 108,400 acres are located elsewhere in Saskatchewan.

      Potash is mined by the Company from two main potash bearing formations in Saskatchewan: the Patience Lake member of the prairie evaporites in the north and the Esterhazy member of the prairie evaporites in the south. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

      Under a long-term mining and processing agreement (the “Mining and Processing Agreement”) effective through December 31, 2026, IMC Esterhazy Canada Limited Partnership (“IMC”) mines and processes PCS reserves at the Esterhazy mine. PCS has the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2006, for which notice must be given no later than June 30, 2006. IMC has the option to abandon the mine at any time after December 31, 2011, thus terminating the Mining and Processing Agreement. In each year the maximum finished product the Company is permitted to take under the Mining and Processing Agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2002, the Company has notified IMC that it requires 952,500 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company shares, on an annual basis, in such water inflow remediation costs.

      Potash is also produced by the Company at its mine near Sussex, New Brunswick from the flank of an elongated salt structure. Granular product is also produced by the Company at its Cassidy Lake, New Brunswick facility (“Cassidy Lake Facility”) using standard grade product from certain of the Company’s other mine sites. The Company also holds an interest in certain oil and gas rights within the vicinity of the New Brunswick mine. Natural gas has been discovered and the Company, in conjunction with Corridor Resources Inc., is continuing investigations with a view to determining the extent, nature and commercial viability of the gas discovery. The Company expects to be able to use gas produced from the discovery in its processing facility at the New Brunswick mine.

      PCS Yumbes, acquired in 1999, holds mining concessions on certain sodium nitrate reserves in the Atacama desert in northern Chile. The production facility is in the development stage and has been designed to produce 0.285 million tonnes of potassium nitrate, 0.060 million tonnes of sodium nitrate and 360 tonnes of iodine per year at full production. Preliminary production began in mid-2000. Development continues with a view to bringing the capability of the plant to its design capacity in the first half of 2002. Sodium nitrate is combined with potassium chloride to produce potassium nitrate, primarily used for intensely cultivated and chloride-sensitive crops.

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

      In 2001, the Company’s conventional potash operations mined 18.8 million tonnes of ore at an average grade of 22.9% potassium oxide (K2O). In 2001, the Company’s potash production consisted of 6.13 million tonnes of potash (KCl) with an average grade of 61.07% K2O, representing approximately 42% of North American production.

      The Company’s present annual potash production capacity is approximately 12.1 million tonnes KCl, which includes maximum annual production under the Mining and Processing Agreement with IMC of 952,500 tonnes at Esterhazy. In 2001, the Company’s production capacity represented an estimated 55% of the North American total while its excess capacity was an estimated 79% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

      The New Brunswick mine is a conventional cut and fill mine. In addition to potash production, this mine also produced .60 million tonnes of sodium chloride (salt) in 2001. The Company continues to incur costs at the New Brunswick division in relation to locating and managing a saturated brine inflow.

      As part of the Rio Acquisition, the Company granted a royalty interest to Rio based upon production and revenue from the New Brunswick and Patience Lake potash mines and mills (the “Royalty”). The terms of the Royalty provide that if production meets specified base production levels or the sales of potash are at prices which meet specified base sales prices, a royalty per tonne is to be paid, calculated on a formula basis. Payments under the Royalty are limited to a term expiring October 7, 2003 and to a maximum aggregate payment of Cdn$50 million. No payments have been made in respect of the Royalty to date.

Reserves

      The Company estimates that its conventional mines in Saskatchewan contained 4.72 billion tonnes of recoverable ore at an average grade of 22.9% K2O as at December 31, 2001, and that such ore will yield 1.5 billion tonnes of finished product (KCl) at an average grade of 60% K2O.

      The Company’s ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company’s estimated recoverable ore and the estimated volumes of finished product from such ore as of December 31, 2001 are as follows:

	Estimated	Estimated
	Recoverable	Finished
Mine	Ore	Product

	(millions of tonnes)
Allan	1,385.6	508.0
Cory	1,045.2	322.8
Esterhazy	72.2	23.9
Lanigan	1,543.8	443.7
Rocanville	672.0	222.1

Total	4,718.8	1,520.5

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

      Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of 43.7 million tonnes of recoverable ore and 15.1 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of approximately 20 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 200 million tonnes of recoverable ore and 69 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 100 years at full production capacity and utilizing current technology.

Phosphate Operations

      The Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

Properties

      The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 96,000-acre facility near White Springs in northern Florida. The Company believes the Aurora facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility, having an annual P2O5 capacity of 1.2 million tonnes, includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a purified acid plant, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate (“DAP”) plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate (“GTSP”) or monoammonium phosphate (“MAP”). Engineering and offsite modular construction for an expansion of the Company’s purified P2O5 production plant at Aurora is underway and the total project is scheduled for completion by the first quarter of 2003. The expansion will increase capacity by 83,000 tonnes to 251,000 tonnes P2O5. The Company is also building a new 159,000 tonne DFP animal feed plant at Aurora, scheduled for an August 2002 startup.

      The White Springs facility is the third largest P2O5 producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a superphosphoric acid plant, a dicalcium phosphate plant and a defluorinated phosphate rock plant located at the Suwannee River complex and two sulfuric acid plants and a phosphoric acid plant and superphosphoric plant located at the Swift Creek complex. At its Geismar, Louisiana facility, the Company manufactures a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant, a superphosphoric acid plant, and a liquid fertilizer (11-37-0) plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Rhodia for use in its neighboring purified acid plant. The Company’s other phosphate properties include animal feed plants in Kinston, North Carolina; Marseilles, Illinois; Weeping Water, Nebraska; Joplin, Missouri and Sao Vincente, Brazil; a purified phosphate plant in Cincinnati, Ohio and terminal facilities at Morehead City, North Carolina and Savannah, Georgia.

      During 2001, the Company permanently closed its Davenport, Iowa feed plant. Davenport had an annual capacity of 280,000 tonnes of Monocal and Dical feed supplements. The Company also suspended all DAP production at the White Springs facility for an extended period. Combined with previous cutbacks, the total idled DAP production at the White Springs facility is 710,000 tonnes on an annualized basis. During the curtailment, the site will produce P2O5 only to serve its feed business, utilizing approximately 50% of its P2O5 capacity.

Production

      The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company’s processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of the Company’s mines is currently 9.6 million tonnes of phosphate rock. During 2001, the Aurora facility’s total production of phosphate rock was 3.9 million tonnes and the White Springs facility’s total production of phosphate rock was 1.7 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. The Company has been mining in an area of non-optimal mining conditions. The quality and condition of the ore has been relatively inferior to ore previously mined at the Aurora facility. This, combined with the general configuration of the area, has not allowed for more efficient use of the Company’s mining equipment and technology. In 2001, the Company moved about one-half of the mining operation into an area believed to hold ore superior in thickness and quality, located closer to the Company’s chemical plants, and configured so as to generally allow more efficient use of Company mining equipment and technology. Movement of the entire mining operations into this area should be completed in late 2002.

      Phosphate rock is the major input in the Company’s phosphorus processing operations. Substantially all of the phosphate rock produced by the Company is used internally for the production of phosphoric acid, superphosphoric acid (“SPA”), chemical fertilizers, purified phosphoric acid and animal feed products. The Geismar facility is not located near a mine. Presently the Geismar facility purchases phosphate rock from Morocco pursuant to a long-term agreement with a Moroccan government-owned company, wherein prices are reset at prescribed dates through negotiation.

      In addition to phosphate ore, the principal raw materials required by the Company are sulfur, sulfuric acid and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which the Company purchases from third parties. In December 1997, the Company entered into a ten-year supply contract with an offshore supplier to supply a portion of the Company’s sulfur requirements. In connection therewith, the Company built a multipurpose ocean-going vessel to ship such sulfur and to handle sulfuric acid, phosphoric acid and other chemicals. The Company produces sulfuric acid at the Aurora facility, White Springs facility and Geismar facility and purchases additional sulfuric acid from unaffiliated sellers. The Company also transports surplus production of sulfuric acid at the White Springs facility to the Aurora facility as needed.

      The Company’s phosphate operations purchase all of its ammonia from or through PCS Nitrogen and PCS Sales (USA), Inc., which are wholly owned subsidiaries of the Company. The Company reacts phosphoric acid with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that is currently purchased by PCS Nitrogen is produced in Russia and imported through a Company operated ammonia terminal located within the port of Savannah (Garden City, Georgia).

      The Company produces merchant grade phosphoric acid (MGA) at Aurora, White Springs, and Geismar. Some MGA is sold to foreign and domestic fertilizer products and industrial customers. The balance of the MGA is further processed by the Company to make solid fertilizer (primarily DAP), liquid fertilizers, animal feed supplements for the poultry and livestock markets, and purified phosphoric acid for use in a wide variety of feed and industrial applications.

Reserves

      At December 31, 2001, the Company’s Aurora phosphate mine had estimated proven and probable reserves of approximately 374 million tonnes of phosphate rock, at an average grade of 30.7% P2O5. These reserves would permit mining to continue at current rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.202 million P2O5 tonnes of phosphoric acid. Prior to the acquisition of Texasgulf by the Company in April 1995, approximately 408 million tonnes of phosphate reserves were transferred by Texasgulf to a newly established company, the common stock of which was transferred to Elf (USA) and Williams. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995, not to compete, and for the first five years not to make certain preparations to compete, with the Company with respect to those reserves.

      The White Springs phosphate mine had estimated proven and probable reserves of approximately 54 million tonnes of phosphate rock, at an average grade of 30.7% P2O5. The Company estimates that an additional 6 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves and available purchase rock of 60 million tonnes of phosphate rock at White Springs would sustain the mine for 17 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.093 million P2O5 tonnes of phosphoric acid.

Nitrogen Operations

      The Company’s nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for agricultural, industrial and animal nutrition purposes.

Properties

      PCS Nitrogen manufactures nitrogen products at five facilities, of which four are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

Plant Locations	Nitrogen Products Produced

Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana	Ammonia, nitric acid, nitrogen solutions
Lima, Ohio	Ammonia, urea, nitric acid and nitrogen solutions
Memphis, Tennessee	Ammonia and urea
Point Lisas, Trinidad	Ammonia and urea

Production

      Unlike potash and phosphate, nitrogen is not mined. It is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. PCS Nitrogen produces ammonia at all domestic plants and in Trinidad. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, nitrogen solutions, ammonium nitrate and nitric acid. Ammonia, urea, ammonium nitrate and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications, while nitric acid is sold to industrial customers as an intermediate chemical feedstock. Urea is also sold for animal feed applications.

Service Agreements

      The Geismar plant is integrated with a larger chemical manufacturing complex owned by Honeywell International, Inc. (“Honeywell”). PCS Nitrogen and Honeywell have an agreement to provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security, dock and emergency services, and other essential services.

      BP Chemicals, Inc. (“BPC”) operates the Lima plant on PCS Nitrogen’s behalf under an operating agreement that can be terminated by either party with nine months’ notice. PCS Nitrogen’s payments to BPC under the operating agreement are generally based on an agreed annual budget and are made through the reimbursement of expenses incurred by BPC in providing such operating services. Such expenses do not include natural gas procurement or transportation costs. In addition, due to the mutual interdependence of the Lima plant and BPC’s operations, PCS Nitrogen and BPC have agreed to provide each other with certain manufacturing support services at cost pursuant to a contract extending for as long as the plants continue to operate and either party is required to provide support services thereunder.

      At Augusta, PCS Nitrogen uses contract labor personnel provided by Augusta Services Company, Inc., which is owned 50% by PCS Nitrogen and 50% by DSM Chemicals North America, Inc., to provide purchasing, stores and spare parts management, maintenance, repair, shipping and certain other services for the Augusta plant.

      Despite the Company’s belief that most of the services described above are available from other sources, the termination of or the need to replace certain of those services (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruption to the operation of the affected plant.

Raw Materials

      Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen’s other nitrogen products. For 2001, the purchase and transportation of natural gas accounted for approximately 58% of PCS Nitrogen’s total domestic production cost. PCS Nitrogen’s domestic gas requirements comprise approximately 50% of its total gas requirements. PCS Nitrogen’s current natural gas strategy is to purchase approximately one-half of its domestic natural gas in the spot market or on short-term contracts and approximately one-half of its domestic natural gas pursuant to fixed-price physical contracts or forward contracts which fix the price of future deliveries. The remaining approximately 50% of its natural gas is purchased in Trinidad using pricing formulas related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases most of its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen’s facilities. Approximately 75% of PCS Nitrogen’s domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

PCS Joint Venture

      The Company indirectly holds all outstanding interests in a limited partnership (the “PCS Joint Venture”) doing business in Florida as Florida Favorite Fertilizer and in Georgia and Alabama as Farmer’s Favorite Fertilizer. Potash Corporation of Saskatchewan (Florida), Inc. is the general partner of PCS Joint Venture. PCS Joint Venture manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida, Alabama and Georgia.

Marketing

      The following table summarizes the Company’s net sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three calendar years:

	2001	2000	1999

	(millions of dollars)
Potash(1)
Canada	$24.0	$28.0	$21.4
United States	208.2	209.4	216.0
Canpotex(2)	237.6	268.9	254.7
Other	55.7	72.4	71.2

Total	$525.5	$578.7	$563.3

Phosphates
Canada	$60.5	$51.4	$24.0
United States	478.2	536.5	594.2
PhosChem(2)	65.3	146.3	186.5
Other	47.8	48.3	39.1

Total	$651.8	$782.5	$843.8

Nitrogen
Canada	$2.3	$1.4	$5.3
United States	595.9	658.7	480.2
Other	297.2	210.3	168.5

Total	$895.4	$870.4	$654.0

(1)	Does not include PCS Yumbes which is presently accounted for on a pre-production basis.

(2)	See discussion below for information regarding sales of Canpotex Limited and PhosChem.

      The following table summarizes the Company’s net sales from potash, phosphate and nitrogen products, by category of product, in the past three calendar years:

	2001	2000	1999

	(millions of dollars)
Potash(1)	$525.5	$578.7	$563.3
Phosphates
Fertilizer — Liquids	145.0	192.3	215.5
Fertilizer — DAP/MAP	130.1	222.9	278.4
Feed	208.6	215.4	216.8
Industrial	168.1	151.9	133.1
Nitrogen
Ammonia	392.3	353.3	244.7
Urea	217.7	236.3	180.5
Nitrogen Solutions	126.8	135.7	111.1
Other(2)	158.6	145.1	117.7

(1)	Does not include PCS Yumbes which is presently accounted for on a pre-production basis.

(2)	Other includes ammonium nitrate, nitric acid and carbon dioxide.

      For further financial information about the Company’s business segments and domestic and international sales, see Note 16 to the Consolidated Financial Statements.

      The Company has a diversified customer base, and apart from sales to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of the Company’s sales in 2001.

      Potash from the Company’s Saskatchewan mines produced for use outside North America is sold exclusively to Canpotex. PCS Sales (Canada) Inc. executes offshore marketing and sales for the Company’s New Brunswick potash and executes marketing and sales for the Company’s potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for the Company’s potash, phosphate and nitrogen products in the United States. PCS Sales (USA), Inc. also generally executes international marketing and sales of the Company’s potassium and sodium nitrate products. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which the Company executes offshore marketing and sales for its phosphate fertilizers. See “Offshore Marketing”.

      At December 31, 2001, the Company’s sales and transportation and distribution functions were handled by 193 employees in Chicago, Illinois and various other locations in the United States and Brazil, and 16 employees in Saskatoon, Saskatchewan.

North American Marketing

      In 2001, North American net sales from potash products represented 11% of the Company’s total net sales, substantially all of which was attributable to potash customers in the United States. Typically, North American potash sales of the Company are greatest in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

      In 2001, North American net sales from phosphate products represented 26% of the Company’s total net sales, substantially all of which was attributable to phosphate customers in the United States. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 2001, the majority of PCS Phosphate’s phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a fixed price.

      In 2001, North American net sales from nitrogen products represented 40% of the Company’s total net sales and PCS Nitrogen’s non-fertilizer products accounted for approximately 53% of PCS Nitrogen’s nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2001, the majority of PCS Nitrogen’s nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

      Ammonia purchased by PCS Nitrogen is used in the Company’s operations and is sold to third party customers by PCS Sales (USA), Inc.

      The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers. The majority of the Company’s purified phosphoric acid is sold directly to consumers of the product, with the balance sold through an authorized non-exclusive distribution network.

Offshore Marketing

      Potash produced by the Company in Saskatchewan for sale outside North America is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including the Company). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. The Company and the other shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The Company’s production from its New Brunswick mine has been exempted from this requirement by the members of Canpotex. Any member may terminate its membership in Canpotex at specified times of the year on six months’ notice.

      In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. The Company currently supplies 55.65% of Canpotex’s requirements. Canpotex sells potash to government agencies and private firms pursuant to six-month contracts at negotiated prices or by spot sales.

      The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

	2001	2000	1999

Asia	73%	74%	75%
Latin America	16	16	13
Oceania	8	6	8
Europe	3	4	4

Total	100%	100%	100%

      For 2001, sales to Canpotex represented 11% of the total net sales of the Company and net sales from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of the total net sales of the Company. Canpotex’s marketing joint venture for certain offshore markets (outside North America and Europe) with JSC Uralkali, a Russian potash producer, continues.

      Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, IMC Phosphates Company (“IMC-Phosphates”), a joint venture between IMC Global Inc. and Phosphate Resource Partners LLP, and Mississippi Phosphates Corporation (“MissChem”). The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the

European Economic Area, and sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Phosphates is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total sales for 2001 (on a P2O5 basis) were apportioned as follows: 75% to IMC-Phosphates; 14% to PCS Phosphate, and 11% to MissChem. The PhosChem agreement is renewed annually. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company’s sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem.

      Revenue from sales to PhosChem accounted for 3% of the Company’s total net sales in 2001. Other offshore phosphate sales accounted for 3% of the Company’s total net sales in 2001. All of the Company’s phosphate sales to China and India were made through PhosChem. Most of the Company’s sales of phosphate products to China are made to the central purchasing authority of the Chinese government. Sales in India were made through the Fertilizer Association of India to many independent buyers. In 2001, 68% of PhosChem’s volume was in the form of DAP.

      The following table sets forth the percentage of DAP sales of PhosChem for the past three calendar years in the various geographical regions:

	2001	2000	1999

Asia	82%	89%	91%
Latin America	8	5	5
Oceania	10	6	4

Total	100%	100%	100%

      With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2001, net sales from offshore sales of nitrogen represented 3% of the net sales of the Company.

      Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation

      The Company has an extensive infrastructure and distribution system to transport and store its products. Other than storage facilities located at production plants, the Company used approximately 165 locations to store and handle its products in the field in 2001. The Company owns or leases approximately 5,000 railcars.

      Transportation costs add significantly to the total amounts paid by purchasers of potash. Producers have a definite advantage in markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the Former Soviet Union (“FSU”), Germany, Israel and Jordan) to compete effectively in some of the Company’s traditional markets.

      Most of the Company’s potash for North American customers is shipped by rail. Shipments are also made by rail from each of the Company’s Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to the Company’s warehouses and storage facilities in Canada and the United States.

      Potash from the New Brunswick mine is shipped primarily by ocean-going vessel from the Port of Saint John, although truck and rail transport are also used for North American customers.

      In the case of the Company’s sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. The Company has an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. The Company, through Canpotex, also has an interest in a port facility located in Portland, Oregon.

      With respect to phosphates, the Company has long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which it receives and stores raw materials for, as well as the products manufactured by, the Aurora facility. The Company uses barges and tug boats to transport solid products, phosphoric acid, sulfuric acid and sulfur between the Aurora facility and Morehead City, North Carolina. Raw materials and products are also transported to and from the Aurora facility by rail. The Company transports sulfur it purchases from Canada in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora facility. The Company also built a multi-purpose ocean going vessel to carry raw material and products to and from the Aurora facility. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora facility.

      Sulfur is delivered to the White Springs facility by unit trains from Canada and by rail from multiple domestic sources. Until 1999 the Norfolk Southern Corporation was the only railroad providing service for the White Springs facility. However, a nearby transload facility at Lake City, Florida, which became operational in 1999, is serviced by the CSX Corporation. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. The Company also ships some of its products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina, for offshore sales.

      Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean going vessels. Sulfur is delivered to the Geismar facility by truck from local suppliers.

      The Company makes domestic deliveries of animal feed products (bulk and bagged) by rail or truck from its manufacturing facilities and from several warehouses supplied from its manufacturing facilities.

      The Company distributes its nitrogen products by barge, railcar, truck, and direct pipeline to its customers and through its strategically located storage terminals in high consumption areas. The Company leases or owns approximately 55 nitrogen terminal facilities with an aggregate storage capacity of approximately 500,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

      The Company distributes products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. The Company’s distribution operations in Trinidad employ two long-term chartered ocean-going vessels and utilize spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

      The Company distributes product from the Yumbes operation by truck within Chile and by vessel offshore. The production from the Brazilian feed plant is sold within Brazil and transported by truck.

Competition

      The markets for potash, both domestic and foreign, are highly competitive. Since potash is a commodity, producers must compete based on price and service (e.g., delivery time and ability to supply all grades). Apart from competitive pricing, the Company’s principal method of competition is the quality of service it provides to customers. Among other things, the Company provides quality service by maintaining warehouses and leasing railcars to enhance its delivery capability. The high cost of transporting potash limits competition in various areas.

      The Company’s potash competition includes three North American producers and potash producers located outside North America in the FSU, Israel, Jordan, Germany and France. Because of the high capital cost and lead time required to construct a new mine, the Company’s principal competition is expected to continue to come from the owners of existing operations.

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

      The Company’s principal advantage at Aurora in competing with other producers is that it operates integrated phosphate mine and phosphate processing complexes, while most of its competitors are required to ship phosphate rock by rail or truck from their mines to their chemical processing plants, thus incurring substantially higher transportation costs.

      As a result of its location in North Carolina and the relatively high cost of transportation, the Company’s U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions, while White Springs and other Florida producers have a natural advantage in the South, and Gulf Coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.

      The Company also competes with governmental enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa and Australia.

      The animal feed supplement business in the phosphate segment is commodity like, however, opportunities to nutritionally differentiate exist. The Company has a significant presence in the domestic feed supplement market.

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

      The Company also competes with foreign companies whose nitrogen products are imported into the U.S. Although diminishing in number, various foreign competitors receive subsidies from their governments. Some countries also have natural gas supplies that are surplus to domestic demand. This surplus natural gas may have a low alternative value and, when used as feedstock for the manufacture of ammonia and urea, can result in low-cost production. These low-cost products are being imported into the U.S. and compete with domestically manufactured nitrogen fertilizers, including the Company’s. In addition, other importers subsidized by their governments may import products into the U.S. for reasons not related to U.S. fertilizer market conditions, such as a need to obtain U.S. dollars. In addition to competing domestically with such foreign producers, the Company, by virtue of its Trinidad production, also competes directly in sales to Latin America and Europe.

      The Company’s nitrogen production capability is currently the second largest in the Western Hemisphere. The Company’s domestic nitrogen plants serve agricultural markets with a diversified crop base that spans a lengthy growing season and chemical industrial manufacturers located throughout the U.S. Those plants are strategically located in agricultural as well as industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. The Company believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. The Company concentrates its nitrogen marketing efforts on these nearby markets where lower transportation costs offer the potential for better margins. The Company believes that its product mix diversity and the number and geographic diversity of its nitrogen plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas. In addition, the industrial demand for nitrogen products is typically less volatile and follows different demand cycles than agricultural demand for fertilizer. The Company believes that its industrial sales add a measure of stability to its revenue and are a desirable complement to agricultural demand.

Employees

      At December 31, 2001, the Company actively employed 4,997 persons, of whom 1,817 were salaried and 3,180 were hourly paid. Of these employees, the Company’s potash operations employed 1,753 people, the phosphate operations 1,997, and the nitrogen operations 795. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 243. The Company’s sales group employed 209 people.

      The Company has entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2002. The Lanigan agreement expires on January 31, 2003. The Company and the Rocanville Potash Employees Association have a contract that expires on May 31, 2003. The agreement between IMC and the union representing the employees at the Esterhazy mine expires on January 31, 2004. The union agreement at PCS Cassidy Lake expired December 31, 2001 and negotiations are continuing. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2003 and the collective agreement at the PCS Purified Phosphates facility in Cincinnati expires November 1, 2004. PCS Nitrogen has one location in Memphis with a collective bargaining agreement which expires September 17, 2004. In addition, the agreement between BPC and the union representing employees at the Lima plant expires February 17, 2006. The Company believes its relations with its employees to be good.

Royalties and Certain Taxes

      Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company’s taxes, fees and royalty expenses were $61.4 million in 2001.

      The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and its taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 2001, the Company paid capital tax of $5.8 million and surtax of $12.6 million.

      The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company’s expenses for such royalties and municipal taxes were $3.9 million in 2001.

      The Company does not make royalty payments in connection with its phosphate and nitrogen operations.

Income Taxes

      PCS and certain subsidiaries are subject to federal income taxes (which includes the Large Corporations Tax) and provincial income taxes in Canada.

      The subsidiaries of the Company which operate in the United States are subject to U.S. federal and state income taxes. These subsidiaries are not currently subject to federal cash income taxes by virtue of net operating losses incurred. The Company’s nitrogen subsidiaries operating in Trinidad are subject to Trinidad taxes.

      The effective consolidated rate for 2001 was 36% of pre-tax income (2000 — 27% — exclusive of the gain on disposal of shares of a subsidiary recorded in the first quarter of 2000).

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

Environmental Matters

      The Company’s operations are subject to numerous environmental requirements under Canadian, U.S., Chilean, Brazilian and Trinidad and Tobago federal, provincial, state and local laws and regulations. Such laws and regulations govern, among other matters, air emissions, waste water discharges, land use and reclamation and solid and hazardous waste management. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. An on-going U.S. federal grand jury investigation regarding environmental matters at the Geismar facility and other environmental matters that are the subject of investigation or litigation are discussed under the heading “Legal Proceedings”.

      The Company believes that it is currently in material compliance with applicable environmental laws and regulations. The Company believes that it is well positioned to meet anticipated requirements under the applicable environmental laws and regulations. Although significant capital expenditures and operating costs have been incurred and will continue to be incurred on account of environmental laws and regulations, the Company does not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws and regulations are administered, interpreted, or enforced. The Company anticipates that its routine expenditures related to environmental regulatory matters in 2002 will not differ materially from the previous year.

      The Company and its facilities are also subject to various environmental statutes and programs focused on site reclamation and restoration and on investigation and, where necessary, remediation of contaminated properties. The Company’s obligations and potential liabilities under these programs have been and can be expected to continue to be significant. The Company does not believe, except as set out herein, that such obligations and potential liabilities have had, or will have, a material adverse effect on its business. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs and there is no guarantee that the Company will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.

Environmental Expenditures

Reclamation and Restoration Costs

      Site restoration and reclamation costs have been accrued for various sites. At December 31, 2001, the Company had accrued the following amounts for site reclamation and restoration: $28.1 million for the Aurora facility, $52.6 million for the White Springs facility, $18.4 million for certain PCS Joint Venture facilities, and $3.9 million for the Cassidy Lake facility. The current portion of restoration and reclamation costs accrued in

2001 totalled $20.3 million. These amounts represent the Company’s current estimate of potential site restoration and reclamation costs as last assessed in December 2001. The expenditures are generally incurred over an extended period of time.

      Annual environmental expenditures for reclamation and restoration during the year ended December 31, 2001 were $64.3 million. Of this amount, $49.7 million was charged to operations, $13.7 million was capitalized and $0.9 million was charged against accrued reclamation costs.

Capping of Byproduct Gypsum Stacks

      Production of phosphoric acid also produces gypsum, which is normally placed in above-ground storage areas called gypsum stacks. Various jurisdictions have established programs that require companies to reduce the potential environmental impacts associated with gypsum stacks. In Florida, these regulations require companies to “cap” the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity (for the Company, in approximately 35 years at current operating rates), or if groundwater standards are not being met. The Company has submitted documentation to the Florida Department of Environmental Protection (“FDEP”) to demonstrate its compliance with the groundwater standards. The Company expects to be allowed to continue using the three gypsum stacks at the White Springs facility for their remaining useful lives. At December 31, 2001, a balance of $35.4 million was included in accrued reclamation costs for this gypsum stack capping requirement. The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS.

      The Company also has gypsum stacks at the Aurora facility in North Carolina and the Geismar facility in Louisiana. In North Carolina, on exhaustion of the mine’s phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time. The inactive portions of the gypsum stacks at the Geismar facility are capped and have water management systems in place. Under the current laws in North Carolina and Louisiana, the closure or decommissioning of the gypsum stacks at these two facilities is not expected to have a material adverse effect on the Company’s business.

Other Environmental Costs

      The Company’s operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing on-going operations were approximately $21.8 million for the year ended December 31, 2001 as compared to $23.0 million for the year ended December 31, 2000.

Capital Expenditures

      The Company routinely undertakes capital projects to improve pollution control facilities. In 2001, a total of approximately $14.5 million in capital expenditures (exclusive of capitalized reclamation expenditures) was spent to meet the Company’s environmental control objectives as compared to $11.7 million in 2000. The Company expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

      With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the U.S. federal Clean Air Act as amended in 1990. Both federal and state regulation of hazardous air pollutants are expected to require additional air emission control equipment and increased operating expenditures at some U.S. facilities. In particular, recent rules require specific new controls for hydrogen fluoride emissions in phosphoric acid production. Some states, including Louisiana, also regulate ammonia and nitric acid as hazardous air pollutants. Further, the U.S. Environmental Protection Agency (“EPA”) has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards and has issued a number of regulations establishing requirements to reduce nitrogen oxide (NOx) emissions and other criteria air pollutant emissions. Louisiana and Georgia are considering approaches for atmospheric ozone control which may include additional controls and restrictions for NOx. The Company continues to monitor developments in these various programs and to assess their potential impact on the Company’s operations.

      The federal Clean Air Act operating permit program requires the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. It has been and may be necessary for the Company to obtain preconstruction air permits (under either the federal Prevention of Significant Deterioration or New Source Review programs) when the Company expands U.S. plants. Such permits impose certain restrictions on air pollutant emissions from the expanded plants and compliance with those restrictions sometimes require installation and use of pollution control devices.

Site Assessment and Remediation

      In addition to environmental regulation of its current operations, the Company also may incur costs and liabilities in connection with its and its predecessors’ past and current waste disposal practices and ownership and operation of real property and facilities, as well as its mining activities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. In the course of its current and former operations, including those of divested and acquired businesses, the Company has generated, and with respect to its current operations, continues to generate wastes that could result in liability for the Company under these laws.

      In 1998, the Company, along with other parties, was notified by EPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property (collectively referred to as the “Landia Site”). In 1999, PCS Joint Venture signed an Administrative Order on Consent with EPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is continuing on schedule and is projected to be completed in June 2003. In 2000, PCS Joint Venture and another party entered into a second Administrative Order on Consent pursuant to which they conducted certain interim response activities at the Landia Site. These interim response activities have been completed and approved by EPA.

      Conditions at the Landia Site also were the subject of a Complaint and Petition for Enforcement issued by the Florida Department of Environmental Protection (“FDEP”) in 1997 against PCS Joint Venture and others. This matter, which had been relatively inactive since the involvement of EPA in the Landia Site, was settled by PCS Joint Venture and others in 2001 by paying a portion of FDEP’s claim for past costs incurred by FDEP in connection with the Landia Site.

      In 1994, PCS Joint Venture responded to requests for information from both EPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. Subsequent investigations have confirmed the presence of lead-contaminated soil and groundwater at the site. PCS Joint Venture believes that this lead contamination is attributable to former operations at the site prior to PCS Joint Venture’s ownership. PCS Joint Venture submitted a proposed Corrective Action Plan (“CAP”) to GEPD in 1999. PCS Joint Venture has also conducted and submitted an assessment of the site. GEPD continues to review the assessment and the CAP and has not yet made a decision regarding further action at the site.

      PCS Joint Venture is cooperating with regulatory authorities in their investigations of the Lakeland and Moultrie sites. It is also attempting to determine the number and location of other parties who may be liable for remediation of these sites. However, because site assessments are on-going and because other parties may be liable for some or all costs of remediation, the ultimate liability of PCS Joint Venture has not yet been determined.

      The Company is also engaged in on-going site assessment and/or remediation activities at a number of other facilities currently or previously owned or operated by the Company. In each instance, the Company is working with the appropriate regulatory authorities to address these sites. In addition, the Company has in the past received notices identifying it as a potentially responsible party with respect to certain sites that were never owned or operated by the Company. The Company has reviewed information pertinent to these sites and has responded to each of these notices. Based on current information about these various facilities and sites and other potentially responsible parties, the Company believes that the Company’s future obligation with respect to these facilities and sites will not have a material adverse effect on the Company’s financial condition or results of operation.

Permits and Regulatory Approvals

      Many of the Company’s operations and facilities are required by federal, provincial, state and local environmental laws to obtain and operate in compliance with a range of permits and regulatory approvals. Such permits and approvals typically have to be renewed or reissued periodically. The Company may also become subject to new laws or regulations that require it to obtain new or additional permits or approvals. The Company believes that it is currently in material compliance with its existing permits and regulatory approvals. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future permits and approvals may be more stringent and may require increased expenditures on the part of the Company.

      A significant portion of the Company’s phosphate reserves in Aurora, North Carolina is located in wetlands and, under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the “Corps”) before mining activity that will disturb the wetlands may occur. On August 14, 1997, the Corps issued a permit to the Company granting approval to mine certain areas, subject to mining being completed no later than 2017. The permit contains a section on wetlands mitigation approach and methods regarding wetland impacts associated with mining covered by the permit. The Company has acquired additional land adjacent to the Aurora Facility for mitigation purposes. In order to demonstrate the feasibility of such activities, as of December 31, 2001, the Company had created or restored 2,904 acres of wetlands.

      On May 6, 1999, the Southern Environmental Law Center (“SELC”) and the Pamlico-Tar River Foundation (“PTRF”) gave notice to the EPA and the Department of the Army of their intent to file a citizens suit under the Clean Water Act contesting the August 14, 1997 Corps permit. To date, no such action has been filed. The Company and the Corps believe that the permit was properly issued. The Company has continued mining in accordance with the permit under the supervision of the Corps. Although a considerable period of time has passed since the SELC and PTRF issued the notice of intent to sue, the Company intends to closely monitor this matter and take any steps needed to protect its ability to continue the operations authorized by the permit.

      In addition to the wetlands permit from the Corps, the Company also needs additional authorizations from agencies of the State of North Carolina to continue its mining activities in North Carolina. The Company is required to have State mining permits that contain bonding and reclamation requirements. The Company has a State mining permit for the areas presently being mined by the Company that is effective through 2003, but this permit must be amended periodically to add additional acreage during this period. The Company also holds another mining permit from the State for the area of the property that contains the wetlands covered by the permit issued by the Corps. This State permit has been renewed until 2005. In addition, on November 2, 2000 the Company applied for authorization from the Corps to continue its mining advance on the peninsula it is currently mining once the currently permitted reserves on that peninsula have been depleted.

      The gypsum stacks at the White Springs facility will continue to be used and when closed will be covered or capped to the extent required under applicable regulations. The Florida Phosphogypsum Rule permits the use of existing gypsum stacks until they reach capacity, if groundwater standards are met. Due to the curtailment of phosphoric acid production at the White Springs facility, the Company has requested and received authorization for the temporary deactivation of two of the three gypsum stacks. This request must be renewed annually as long as the gypsum stacks are temporarily inactive. If this request were not granted and the stacks remained inactive, then the closure and capping requirements for gypsum stacks would become applicable to these two stacks. See “Environmental Expenditures — Capping of Byproduct Gypsum Stacks”.

      Lands mined by White Springs after July 1, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the FDEP unless otherwise provided in, or pursuant to, a Memorandum of Agreement (“MOA”), dated February 1, 1995, between OxyChem and FDEP (which agreement was later assigned to the Company). The MOA established alternate procedures for the Company to follow. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.

      Land reclamation at White Springs is currently performed pursuant to federal, state, and local regulatory approvals granted in 1996 and 1997 to implement the 1995 MOA. The MOA provides for mitigation of mining impacts in a portion of the mining area, particularly impacts to wetlands, to be done through funding of public acquisition of environmentally sensitive lands in the region. Land reclamation continues to be done on-site but is undertaken using the alternate standards of the MOA which do not require the on-site reclamation of wetlands and which allow for the construction of lands that are expected to be of greater future utility. The Company’s contributions for the land acquisition program through 2001 totalled $5.85 million.

      White Springs has initiated a process for securing an additional federal permit from the Corps and ancillary modifications of state and local regulatory approvals needed for continuation of mining operations in wetland areas beyond the expiration of its current federal permit in October of 2007. For both Aurora and White Springs, the Corps permitting process involves environmental studies of potential mining areas and evaluation of mine plan and reclamation alternatives. All affected regulatory authorities, various commenting agencies, and interested outside parties are participating in the process. Selection of mine plan and reclamation alternatives and the results of the environmental studies could result in changes to reclamation and mitigation practices with higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect reserves and costs.

Potash Decommissioning Regulations

      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (D&R) plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. Pursuant to the regulations, the Company filed D&R plans with the Minister of the Environment for Saskatchewan, in the spring of 1997. In February 1998, the Company was advised that, although the D&R plans were technically acceptable, the regulatory agency did not accept the schedule proposed to decommission the waste salt piles. Following further discussions between the provincial potash industry and the regulatory agency, the Company was advised in July 2000 that the D&R plans submitted in 1997 were accepted, provided that the plans are revised by 2005. A government-industry task force was established to produce mutually acceptable revisions of the plans which would incorporate a cost benefit analysis of the decommissioning options. The process of revising the D&R plans is continuing. In 2001, agreement was reached with the Provincial Government on the financial assurances for the D&R plan to cover the interim period before 2005. In July 2001, a $2.0 million (Cdn) Letter of Credit was posted and it will remain in effect until the revised plans are accepted. Because of the uncertainty regarding the final nature of the D&R plans, the timing of implementation and the structure of the financial assurance, the Company is unable, at this time, to accurately estimate the financial implications of the plans.

Government Regulations

      In September 1987, legislation was adopted in Saskatchewan that authorized the government to control production at potash mines located in the Province of Saskatchewan. The legislation, which has not taken effect but which can be brought into effect by proclamation of the Cabinet of Saskatchewan, permits the

Cabinet, and the Potash Resources Board which would be created under such legislation, to prescribe rates of potash production in Saskatchewan and to allocate production among individual mines. The Company cannot predict at this time if or when the legislation will be proclaimed or its impact on the Company’s financial condition or results of operations.

      Since the terrorist attacks on September 11, 2001, the Company, like other industrial and commercial entities, has heightened its evaluation of potential security concerns associated with its operations. In particular, at its nitrogen facilities, the Company is assessing its current security measures, and has independently adopted enhancements there. Further, the Company has implemented procedures for contract transporters which contribute to safer transportation and delivery of many of the Company’s products. In the United States, Congress is considering federal legislation designed to reduce the risk and enhance advance detection of future terrorist acts. Moreover, several governmental agencies and industry groups are considering regulatory or program enhancements and initiatives to the same end. At this time, the Company is unable to predict the potential costs to it of any such governmental responses or initiatives.

Executive Officers of the Company

      The name, age, period of service and position held for each of the executive officers of the Company as at March 15, 2002 are as follows:

		Served
Name	Age	Since	Position Held

WILLIAM J. DOYLE	51	1987	President and Chief Executive Officer
JAMES F. DIETZ	55	1997	Executive Vice President & Chief Operating Officer
WAYNE R. BROWNLEE	49	1988	Senior Vice President, Treasurer and Chief Financial Officer
JOHN L. M. HAMPTON	48	1988	Senior Vice President, General Counsel and Secretary
BETTY-ANN L. HEGGIE	48	1981	Senior Vice President, Corporate Relations
BARRY E. HUMPHREYS	58	1976	Senior Vice President and Chief Information Officer
BARBARA JANE IRWIN	46	2000	Senior Vice President, Administration
G. DAVID DELANEY	41	1997	President, PCS Sales
GARTH W. MOORE	53	1982	President, PCS Potash
THOMAS J. REGAN, JR	57	1995	President, PCS Phosphate
KAREN G. CHASEZ	48	2000	Vice President, Procurement, PCS Administration (USA)
ROBERT A. JASPAR	43	1997	Vice President, Internal Audit
DONALD R. ROBERTS	62	1993	Vice President, Safety, Health and Environment, PCS Administration (USA)
DENIS A. SIROIS	46	1978	Vice President and Corporate Controller

      All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President and Chief Operating Officer of the Company from July 1, 1998 to July 1, 1999 and was President PCS Sales from March 1997 to July 1998. Mr. Dietz was Executive Vice President of PCS Nitrogen from March 1997 to July 1998 and President of PCS Nitrogen from July 1998 to November 2000. On July 12, 1999, Mr. Brownlee was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brownlee was Senior Vice President Expansion and Development from May 1995 to July 1999. On July 12, 1999, Mr. Humphreys was appointed Senior Vice President and Chief Information Officer. Mr. Humphreys was Senior Vice President Finance and Treasurer and Chief Financial Officer from December 1989 to July 1999. Prior to October 2000, Ms. Irwin was a Consultant and Principal with Hewitt Associates LLC, human resources consultants. Mr. Delaney was appointed President, PCS Sales on March 24, 2000. Mr. Delaney was Vice President, Industrial Sales of PCS Sales from March 1997 to

March 24, 2000. Mr. Regan was Executive Vice President of PCS Phosphate from March 1997 to July 1999. Ms. Chasez was Vice President, Administration & Business Affairs for British Sulphur North America Inc. from June 1990 to May 2000. Mr. Jaspar was Director, Internal Audit from January to November 2000 and Senior Auditor of the Corporation from July 1997 to December 1999 and Senior Manager at Deloitte & Touche prior to July 1997. Mr. Roberts was Vice President, Technical Services, PCS Potash from April 1997 to May 2000 and General Manager, New Brunswick Division prior to April 1997.

ITEM 3.     Legal Proceedings.

Former Arcadian Executive Proceedings

      On May 7, 1997, J. Douglas Campbell, Alfred L. Williams and Peter H. Kesser, former officers of Arcadian, filed lawsuits against the Company in the United States District Court for the Western District of Tennessee. The complaints allege that the Company breached employment agreements between Arcadian and the officers and breached the related assumption agreement among the Company, PCS Nitrogen, and Arcadian. The complaints of Mr. Campbell, Mr. Williams and Mr. Kesser sought damages in excess of $22.2 million, $6.2 million and $3.7 million, respectively, including amounts sufficient to offset the impact of certain excise taxes (the “Excise Tax Gross Up”). On December 1, 1998 the court entered judgments in the amounts of $12.7 million, $3.2 million, and $2.6 million in favor of Mr. Campbell, Mr. Williams and Mr. Kesser, plus the Excise Tax Gross Up. On February 2, 2001, the Appellate Court substantially affirmed the judgment and remanded the case for further proceedings. The Company and PCS Nitrogen had filed an action in the Circuit Court of Tennessee against Messrs. Campbell, Williams and Kesser for declaratory relief and damages. The Company and PCS Nitrogen alleged that the defendants committed breaches of their fiduciary duties, corporate waste and self dealing related to the negotiation of, obtaining approval for, and execution of their employment agreements. On December 31, 2001, the Company and PCS Nitrogen and the former Arcadian executives entered into a comprehensive settlement of the lawsuits (including dismissal of the relevant state court action), which settlements did not have a material adverse effect on the Company’s financial condition or results of operations.

Geismar Facility Investigation

      On May 11 and May 12, 1999, representatives of the EPA, Federal Bureau of Investigation, and other state and local agencies (“governmental agencies”) executed a search warrant issued by the United States District Court for the Middle District of Louisiana on the Geismar facility in connection with a grand jury investigation. In executing the search warrant, the governmental agencies seized documents and electronic media, performed environmental sampling, and interviewed Geismar facility employees and contract employees. In addition, the governmental agencies have contacted current and former Geismar facility and Company employees in connection with the investigation. The Company has also been served with grand jury subpoenas requesting documents and other information from the Geismar facility and PCS Nitrogen’s headquarters. The grand jury investigation is continuing and, in May 2001, the Company learned that the targets of the investigation include the Company and certain current and former employees, including individuals with current and/or previous management responsibility for the Company’s nitrogen operations. The Company is also conducting its own internal investigation. The Company cannot predict at this time what may result from the governments’ investigation or whether any such result would have a material adverse effect on the Company.

Environmental Proceedings

      For a description of certain environmental proceedings involving the Company, see “Environmental Matters”.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      The information under “Common Share Prices and Volumes”, “Shareholder Information — Ownership, — Dividends” and “11 Year Report” in the registrant’s 2001 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

      Dividends paid to U.S. holders of Common Shares, who do not use the shares in carrying on a business in Canada, will be subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980) (the “Convention”), the rate of withholding is generally reduced to 15 percent. Subject to certain limitations, the Canadian withholding tax will be treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders will generally not be subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.

ITEM 6.     Selected Financial Data.

      The information under “11 Year Report” in the registrant’s 2001 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” in the registrant’s 2001 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7A     Risks Associated with Financial Instruments.

      The Company’s nitrogen operations are significantly affected by the price of natural gas. The Company employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing its exposure to commodity price risk in the purchase of natural gas. The Company does not employ these instruments for trading purposes. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold. Changes in the market value of open hedging transactions are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases.

      A sensitivity analysis has been prepared to estimate the Company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of December 31, 2001, the Company’s estimated derivative commodity instruments market risk exposure was $21.7 million (2000 — $49.6 million). Actual results may differ from the estimate. Changes in the fair value of such derivative instruments, with maturities in 2002 through 2006, will generally relate to changes in the spot price of anticipated natural gas purchases.

      The Company also enters into forward foreign exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized monthly and are included in other income.

ITEM 8.     Financial Statements and Supplementary Data.

      The Consolidated Financial Statements contained in the registrant’s 2001 Annual Report, filed as Exhibit 13, are incorporated herein by reference.

ITEM 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

II-1

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

      The information under “Election of Directors” in the 2002 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Company” in Part I.

ITEM 11.     Executive Compensation.

      The information under “Executive Compensation” in the 2002 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Each incorporation by reference shall be deemed not to include the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information under “Ownership of Shares” and “Election of Directors” in the 2002 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions.

      The information under “Election of Directors” and “Executive Compensation” in the 2002 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

III-1

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of Documents Filed as Part of this Report

1.   Consolidated Financial Statements in Annual Report

2.   Schedules

      All Schedules are omitted because the required information is inapplicable or it is presented in the Consolidated Financial Statements.

3.   Exhibits

Exhibit
Number	Description of Document

3(a)	Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
3(b)	Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(d)	Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).
10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

Exhibit
Number	Description of Document

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).
10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.
10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.
10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).
10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.
10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.
10(aa)	Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.
10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
11	Statement re Computation of Per Share Earnings
12	Computation of Ratio of Earnings to Fixed Charges
13	2001 Annual Report
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
99	2002 Notice of Meeting, Proxy Circular and Form of Proxy

(b)	Reports on Form 8-K

      On December 21, 2001 the Company filed a current report on Form 8-K providing a description of the Company’s capital stock.

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

William J. Doyle
President & Chief Executive Officer
March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD E. PHILLIPS Donald E. Phillips	Chairman of the Board	March 27, 2002

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Senior Vice President, Treasurer and Chief Financial Officer	March 27, 2002

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	March 27, 2002

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	March 27, 2002

/s/ DOUGLAS J. BOURNE Douglas J. Bourne	Director	March 27, 2002

/s/ DALLAS J. HOWE Dallas J. Howe	Director	March 27, 2002

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	March 27, 2002

/s/ MARY MOGFORD Mary Mogford	Director	March 27, 2002

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	March 27, 2002

Signature	Title	Date

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	March 27, 2002

/s/ JACK G. VICQ Jack G. Vicq	Director	March 27, 2002

/s/ BARRIE A. WIGMORE Barrie A. Wigmore	Director	March 27, 2002

/s/ THOMAS J. WRIGHT Thomas J. Wright	Director	March 27, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Restated Articles of Incorporation of the registrant dated October 31, 1989, as amended May 11, 1995, incorporated by reference to Exhibit 3(i) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
3(b)	Bylaws of the registrant dated March 2, 1995, incorporated by reference to Exhibit 3(ii) to the 1995 Form 10-K.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(d)	Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).
10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

Exhibit
Number	Description of Document

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).
10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.
10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.
10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).
10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.
10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.
10(aa)	Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.
10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.
10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
11	Statement re Computation of Per Share Earnings
12	Computation of Ratio of Earnings to Fixed Charges
13	2001 Annual Report
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
99	2002 Notice of Meeting, Proxy Circular and Form of Proxy