Form 10-Q
period 2002-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2002-05-10
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10351

POTASH CORPORATION OF SASKATCHEWAN INC.

(Exact name of registrant as specified in its charter)

Saskatchewan, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 – 1st Avenue South	S7K 7G3
Saskatoon, Saskatchewan, Canada	(Zip Code)
(Address of principal executive offices)

306-933-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As at April 30, 2002, Potash Corporation of Saskatchewan Inc. (the “Company”) had 52,014,189 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      These interim consolidated financial statements do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the most recent annual financial statements. In management’s opinion, the unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Income and Retained Earnings

(in millions of U.S. dollars except per share amounts)
(unaudited)

	Three Months Ended
	March 31
	2002	2001

Net sales	$461.0	$602.4
Cost of goods sold	383.4	466.3

Gross Margin	77.6	136.1

Selling and administrative	22.8	25.4
Provincial mining and other taxes	19.7	14.8
Foreign exchange gain	(0.5)	(9.1)
Other income	(5.3)	(11.5)

	36.7	19.6

Operating Income	40.9	116.5
Interest Expense	21.0	15.8

Income Before Income Taxes	19.9	100.7
Income Taxes (Note 4)	7.1	38.3

Net Income	12.8	62.4
Retained Earnings, Beginning of Period	639.8	570.5
Dividends	(13.0)	(13.0)

Retained Earnings, End of Period	$639.6	$619.9

Net Income Per Share (Note 5)
Basic	$0.25	$1.20
Diluted	$0.24	$1.19

Dividends Per Share	$0.25	$0.25

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of U.S. dollars)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$90.8	$45.3
Accounts receivable	280.3	256.7
Inventories (Note 3)	474.2	481.1
Prepaid expenses	44.7	36.5

	890.0	819.6
Property, plant and equipment	3,228.2	3,245.6
Goodwill	97.0	97.0
Other assets	457.8	435.1

	$4,673.0	$4,597.3

Liabilities
Current Liabilities
Short-term debt	$520.5	$501.1
Accounts payable and accrued charges	312.1	271.4
Current portion of long-term debt	1.0	—

	833.6	772.5
Long-term debt	1,022.7	1,013.7
Future income tax liability	458.9	457.6
Accrued post-retirement/post-employment benefits	183.1	177.3
Accrued reclamation costs	81.6	83.0
Other non-current liabilities and deferred credits	6.2	6.7

	2,586.1	2,510.8

Shareholders’ Equity
Share Capital	1,183.1	1,182.5
Unlimited authorization of common shares without par value; issued and outstanding 51,976,339 and 51,952,482 at March 31, 2002 and December 31, 2001, respectively
Contributed Surplus	264.2	264.2
Retained Earnings	639.6	639.8

	2,086.9	2,086.5

	$4,673.0	$4,597.3

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of U.S. dollars)
(unaudited)

	Three Months Ended
	March 31
	2002	2001

Operating Activities
Net income	$12.8	$62.4
Items not affecting cash
Depreciation and amortization	53.3	45.3
Gain on disposal of assets	—	(1.0)
Provision for future income tax	1.5	23.0
Provision for post-retirement/post-employment benefits	5.8	(4.6)

	73.4	125.1
Changes in non-cash operating working capital
Accounts receivable	(23.6)	4.1
Inventories	6.9	(73.4)
Prepaid expenses	(8.2)	(12.8)
Accounts payable and accrued charges	20.6	(19.9)
Current income taxes	1.0	(18.7)
Accrued reclamation costs	(1.4)	(0.7)
Other non-current liabilities and deferred credits	(0.5)	(0.4)

Cash provided by operating activities	68.2	3.3

Investing Activities
Additions to property, plant and equipment	(30.1)	(15.9)
Additions to other assets	(9.6)	(6.5)

Cash used in investing activities	(39.7)	(22.4)

Cash (deficiency) before financing activities	28.5	(19.1)

Financing Activities
Proceeds from long-term debt	10.0	—
Proceeds from short-term debt	19.4	44.2
Dividends	(13.0)	(13.0)
Issuance of shares	0.6	1.9

Cash provided by financing activities	17.0	33.1

Increase in Cash and Cash Equivalents	45.5	14.0
Cash and Cash Equivalents, Beginning of Period	45.3	100.0

Cash and Cash Equivalents, End of Period	$90.8	$114.0

Supplemental cash flow disclosure
Interest paid	$2.1	$10.2
Income taxes paid	$5.7	$28.7

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

(in millions of U.S. dollars)
(unaudited)

1.   Significant Accounting Policies

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 8. The accounting policies used in preparing these interim financial statements are consistent with those used in the preparation of the annual financial statements, except as disclosed in Note 2.

Basis of Presentation

      The consolidated financial statements include the accounts of Potash Corporation of Saskatchewan Inc. and its principal operating subsidiaries (the “company” except to the extent the context otherwise requires):

     — PCS Sales (Canada) Inc.

          — PCS Joint Venture, LP
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Limited
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M.
     — PCS Fosfatos do Brasil Ltda.

2.   Change in Accounting Policy

      The company has adopted the provisions of section 3062 of the Canadian Institute of Chartered Accountants Handbook “Goodwill and Other Intangible Assets”. This pronouncement is being applied on a prospective basis and requires that goodwill be subject to an annual impairment test rather than be amortized. On an annual basis, the adoption of this pronouncement will reduce amortization expense by approximately $3.0 million, ($0.75 million per quarter), assuming no impairment. Although the company does not anticipate an impairment charge at this time, it is in the process of completing the impairment test to make its annual assessment.

      The company has also adopted the provisions of section 3870 of the Canadian Institute of Chartered Accountants Handbook “Stock-based Compensation and Other Stock-Based Payments”. This pronouncement requires that all non-employee stock-based compensation be accounted for using the fair value method which would recognize the fair value of the compensation cost in the financial statements. Employee stock-based compensation must be accounted for using the fair value method for plans that are direct awards of stock or that call for settlement in cash or other assets. The company’s employee stock options plans are not this type and therefore the company is not required to account for them using the fair value method. As the exercise price of the stock options granted is the market value the day immediately prior to the grant date, no compensation cost is recorded. The adoption of this pronouncement has not had a significant effect on the company’s results of operations or financial position for any of the periods presented.

3.   Inventories

	March 31,	December 31,
	2002	2001

	(unaudited)
Finished product	$157.9	$144.7
Materials and supplies	114.6	113.9
Raw materials	47.7	65.6
Work in process	154.0	156.9

	$474.2	$481.1

4.   Income Taxes

      The company’s effective consolidated income tax rate for the current period approximates 36 percent. In the first quarter of 2001, this rate was 38 percent.

5.   Net Income Per Share

      Basic net income per share for the period is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2002 of 51,960,000 (2001 — 51,860,000). Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding during the period for the diluted net income per share calculation were 52,218,000 (2001 — 52,233,000).

6.   Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

	Three Months Ended March 31, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$140.7	$155.1	$165.2	$—	$461.0
Inter-segment net sales	2.5	2.1	4.7	—	—
Gross margin	56.4	21.7	(0.5)	—	77.6
Depreciation and amortization	11.5	18.2	21.8	1.8	53.3

	Three Months Ended March 31, 2001
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$125.5	$182.0	$294.9	$—	$602.4
Inter-segment net sales	2.6	1.3	13.8	—	—
Gross margin	53.1	22.3	60.7	—	136.1
Depreciation and amortization	9.3	17.1	16.0	2.9	45.3

7.   Plant Closures

      Charges associated with the previous year’s plant closures are as follows:

	Balance			Balance
	December 31,	Reserve		March 31,
	2001	Utilized	Adjustments	2002

				(unaudited)
Non-cash parts inventory writedown	$0.9	$—	$—	$0.9
Non-cash writedown of property, plant and equipment	25.7	—	—	25.7

	$26.6	$—	$—	$26.6

8.   United States Generally Accepted Accounting Principles (US GAAP)

      A description of certain significant differences between Canadian GAAP and US GAAP follows:

      Marketable securities: The company’s investments in Israel Chemicals Ltd. and Sociedad Química y Minera de Chile S.A. are stated at cost. US GAAP would require that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as Other Comprehensive Income (“OCI”).

      Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as provisions for asset impairment in 1999 under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets.

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

      Derivative instruments and hedging activities: The company’s derivative instruments which have not yet been settled are not recognized in the financial statements and gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. US GAAP would require that derivative instruments be recorded at fair value in the balance sheet with the change in fair value of instruments designated as cash flow hedges recorded as OCI, (see SFAS 133 Disclosures below).

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

      Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as the net book values of property, plant and equipment and goodwill under Canadian GAAP are higher than under US GAAP.

      Provision for plant closures: The provision for plant closures under Canadian GAAP in 2000 included severance expense, which was accrued when management having the appropriate authority approved the plan. US GAAP would require that severance not be accrued until the plan was announced to the employees. Under US GAAP severance is being expensed as paid in 2001.

      The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders’ equity:

	Three Months Ended
	March 31,
	2002	2001

	(unaudited)
Net income as reported — Canadian GAAP	$12.8	$62.4
Items increasing (decreasing) reported net income
Pre-operating costs	—	(3.7)
Depreciation and amortization	2.1	2.4
Provision for plant closures	—	(6.7)
Future Income Taxes	(0.8)	3.0

Approximate net income — US GAAP	$14.1	$57.4

Weighted average shares outstanding — US GAAP	51,960,000	51,860,000

Approximate basic net income per share — US GAAP	$0.27	$1.11

Approximate diluted net income per share — US GAAP	$0.27	$1.10

	March 31,	December 31,
	2002	2001

	(unaudited)
Total assets as reported — Canadian GAAP	$4,673.0	$4,597.3
Items increasing (decreasing) reported total assets
Available-for-sale securities (unrealized holding gains)	40.8	34.9
Fair value of natural gas hedging contracts	47.0	8.9
Property, plant and equipment	(149.7)	(151.8)
Pre-operating costs	(65.6)	(65.6)
Goodwill	(46.7)	(46.7)

Approximate total assets — US GAAP	$4,498.8	$4,377.0

	March 31,	December 31,
	2002	2001

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,086.9	$2,086.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of tax	76.0	29.8
Pre-operating costs	(65.6)	(65.6)
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	21.6	19.5
Future income taxes	65.9	66.7

Approximate shareholders’ equity — US GAAP	$1,966.8	$1,918.9

New Accounting Pronouncements

      Effective January 1, 2002 the company has adopted SFAS 141 “Business Combinations”. This pronouncement requires the use of the purchase method of accounting for business combinations. The adoption of this pronouncement has not had a significant impact on the financial position or results of operations of the company as the company has accounted for all subsidiary acquisitions using the purchase method.

      Effective January 1, 2002 the company also adopted SFAS 142 “Goodwill and Other Intangible Assets”. This pronouncement is being applied on a prospective basis and requires that goodwill be subject to an annual impairment test rather than be amortized. On an annual basis this pronouncement will reduce amortization expense by approximately $2.0 million ($0.5 million per quarter), assuming no impairment. Although the company does not anticipate an impairment charge at this time, it is in the process of completing the impairment test to make its annual assessment.

SFAS 133 Disclosures

      The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location adjusted, cost competitive basis in a manner that minimizes volatility without undue risk. The company employs derivative instruments including futures, swaps and option agreements in order to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases for its US nitrogen plants. The maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes.

      The company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss on an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is then reclassified from OCI to cost of sales. In the first quarter of 2002, $9.5 million of losses were recognized in cost of sales. Of the deferred gains at the quarter end, approximately $26.9 million will be reclassified to cost of sales within the next twelve months.

9.   Seasonality

      The company’s sales of fertilizer are seasonal. Typically, the second quarter of the year is when there will be the highest fertilizer sales due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary on a year-over-year basis and sales can be expected to shift from one quarter to another.

10. Comparative Figures

      Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The narrative included under this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been derived with reference to the unaudited consolidated financial statements reported under Canadian GAAP.

Overview

	Three Months Ended March 31

			Dollar	%
($millions — except per share amounts)	2002	2001	Change	Change

Net Sales	$461.0	$602.4	$(141.4)	(23)

Gross Margin	$77.6	$136.1	$(58.5)	(43)

Operating Income	$40.9	$116.5	$(75.6)	(65)

Net Income	$12.8	$62.4	$(49.6)	(79)

Net Income per Share — Basic	$0.25	$1.20	$0.95	(79)

Net Income per Share — Diluted	$0.24	$1.19	$0.95	(80)

	Three Months Ended March 31

			2002	2001
			% of	% of	%
($ millions)	2002	2001	Net Sales	Net Sales	Change

Gross Margin by Nutrient(1)
Potash	$56.4	$53.1	40	42	6

Phosphate	$21.7	$22.3	14	12	(3)

Nitrogen	$(0.5)	$60.7	—	21	(101)

(1)	Percentage of net sales is calculated on net sales by nutrient.

      The potash segment had the strongest results of our three nutrients in the first quarter of 2002. Higher offshore sales volumes (primarily to China, Brazil and Malaysia) more than offset reductions in North American sales volumes and prices, resulting in higher gross margin. Phosphate gross margin was down slightly, in spite of a significant reduction in fertilizer sales volumes. The company has restricted sales of solid and liquid phosphate fertilizers in the offshore markets until these markets recover. The feed and industrial businesses continued to add positive gross margin, although prices were down slightly. Overall, phosphate gross margin per tonne increased 16 percent. Nitrogen prices remained under pressure during the quarter. Overall, they were down significantly from the prior year, when high natural gas costs caused industry shutdowns in North America and resulted in higher nitrogen prices.

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
North American	$56.7	$59.2	(4)	731	714	2	$77.47	$82.94	(7)
Offshore	79.3	66.3	20	933	767	22	$84.99	$86.48	(2)
Other	4.7	—	—	—	—	—	—	—	—

	140.7	125.5	12	1,664	1,481	12	$81.68	$84.77	(4)

Cost of Sales
Cash costs	72.8	63.1	15				$43.15	$42.54	1
Depreciation and amortization	11.5	9.3	24				$6.82	$6.33	8

	84.3	72.4	16				$49.97	$48.87	2

Gross Margin	$56.4	$53.1	6				$33.43	$35.90	(7)

      Potash revenue was up on a year-over-year basis due to increased offshore sales (primarily to China, Brazil and Malaysia) where the company benefited from record shipments in March 2002. Potash prices in the offshore markets were down slightly due to product mix. Canpotex has agreed to flat pricing with Chinese buyers for the first half of 2002. North American sales volumes and prices were down as compared to first quarter 2001 due to competitive pressures, but prices appear to have stabilized as compared with the fourth quarter of 2001.

      The number of shutdown weeks decreased from 17 in first quarter 2001 to 7 this quarter. Product mix and high-cost fourth quarter inventories more than offset the effect of fewer shutdown weeks, resulting in higher per unit cost of sales for potash.

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Fertilizer — liquids	$36.1	$42.8	(16)	169	200	(15)	$213.37	$213.85	—
Fertilizer — solids	24.8	42.1	(41)	157	271	(42)	$157.51	$155.01	2
Feed	54.4	55.9	(3)	244	230	6	$222.91	$242.82	(8)
Industrial	39.8	41.2	(3)	127	125	2	$314.02	$330.40	(5)

	155.1	182.0	(15)	697	826	(16)	$222.38	$220.19	1

Cost of Sales
Cash costs	115.2	142.6	(19)				$165.28	$172.64	(4)
Depreciation and amortization	18.2	17.1	6				$25.92	$20.58	26

	133.4	159.7	(16)				$191.20	$193.22	(1)

Gross Margin	$21.7	$22.3	(3)				$31.18	$26.97	16

      The phosphate fertilizer market remained weak throughout the quarter. New capacity in India and Australia in the recent past, and China’s absence from offshore markets, has resulted in pressure on both offshore and North American prices. The company idled DAP production at White Springs in December 2000 and reduced DAP production at Aurora in November 2001 in response to these market conditions. The company continues to restrict its presence in the export market while prices remain depressed.

      Feed volumes were up from first quarter 2001. Lower domestic volumes, due to mild winter weather, were more than offset by higher offshore volumes due to higher sales in Brazil. Domestic prices were flat while offshore prices were down as competition in Asia is affecting the marketplace. Gross margin from feed products was higher on a year-over-year basis.

      Industrial sales volumes were up slightly and even though prices were down, industrial products contributed more gross margin in first quarter 2002 ($16.1 million) than in the comparable quarter last year ($13.4 million).

      The reduction in ammonia and sulfur costs on a year-over-year basis more than offset the effect of fewer production tonnes resulting in a marginal reduction in unit cost of sales.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Ammonia	$48.6	$99.1	(51)	465	419	11	$104.56	$236.37	(56)
Urea	47.7	80.2	(40)	378	391	(3)	$126.24	$205.07	(38)
Solutions	16.8	39.5	(57)	213	323	(34)	$78.80	$122.40	(36)
Other	36.2	38.8	(7)	366	319	15	$99.08	$121.67	(19)
Carbon Dioxide (CO 2 )	2.3	1.6	44	220	197	12	$10.33	$8.28	25

	151.6	259.2	(42)	1,642	1,649	—	$92.35	$157.17	(41)
Purchased	13.6	35.7	(62)	118	189	(37)	$115.45	$189.55	(39)

	$165.2	$294.9	(44)	1,760	1,838	(4)	$93.90	$160.49	(41)

Fertilizer	$69.1	$158.4	(56)	714	910	(22)	$96.84	$174.15	(44)
Feed and Industrial	96.1	136.5	(30)	1,046	928	13	$91.90	$147.10	(38)

	165.2	294.9	(44)	1,760	1,838	(4)	$93.90	$160.49	(41)

Cost of Sales
Cash costs	143.9	218.2	(34)				$81.76	$118.77	(31)
Depreciation and amortization	21.8	16.0	36				$12.39	$8.71	42

	165.7	234.2	(29)				$94.15	$127.48	(26)

Gross Margin	$(0.5)	$60.7	(101)				$(0.24)	$33.01	(101)

      Prices for all nitrogen products were significantly lower than in the first quarter of 2001 as high domestic production kept prices under pressure, compared to first quarter 2001 when at least half of US capacity remained shut down due to high gas costs. The lower prices resulted in a negative gross margin from nitrogen products in the current quarter.

      Overall, nitrogen sales volumes were down due to lower sales volumes of urea, nitrogen solutions and purchased product. Ammonia sales were up due to increased demand from US DAP producers. The cold March probably shifted some urea sales tonnes from the first to the second quarter. Nitrogen solutions were oversupplied in North America with large import volumes contributing to the supply/demand imbalance. As a result, the company has shut down all solutions production at Geismar until the market recovers.

      As a percentage of total sales volumes, non-fertilizer sales volumes increased from 50 percent in first quarter 2001 to 59 percent this quarter while non-fertilizer sales revenues increased from 46 percent to 58 percent over the same period.

      The average unit cost of natural gas in the first quarter of this year ($2.12 per MMBtu) has decreased significantly over the comparable period last year ($3.53 per MMBtu). This decrease has resulted in a 23 percent decrease in the unit costs on manufactured products.

Expenses

	Three Months Ended March 31

($ millions)	2002	2001	% Change

Selling and Administrative	$22.8	$25.4	(10)
Provincial Mining and Other Taxes	19.7	14.8	33
Interest	21.0	15.8	33
Income Taxes	7.1	38.3	(81)

      Selling and administrative expenses have decreased primarily due to cost savings. In addition, there is no amortization of goodwill this year due to the change in accounting policy (see Note 2 to the unaudited consolidated financial statements).

      Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold. The increase in Provincial Mining and Other Taxes for the quarter was primarily due to an increase in Saskatchewan-sourced sales.

      Interest expense in the first quarter of 2002 increased due to an increase in long-term debt relating to $600.0 million of 7.75 percent 10 year notes that were issued in May 2001. This increase was partially offset by a reduction in short-term interest expense due to lower short-term interest rates. The weighted average interest rate on short-term debt outstanding in the first quarter of 2002 was 2.2 percent (2001 — 5.9 percent). Weighted average short-term debt outstanding in the first quarter of 2002 was $515.2 million (2001 — $507.4 million). Weighted average long-term debt outstanding in the first quarter of 2002 was $1,017.0 million as compared to $419.3 million in 2001. The weighted average interest rate on the long-term debt outstanding was 7.4 percent in the first quarter of 2002 (2001 — 7.0 percent).

      The effective consolidated tax rate for the first quarter of 2002 was 36 percent (2001 — 38 percent) of income before income taxes. The decrease in the effective rate was primarily due to corporate restructuring in conjunction with the refinancing of the Trinidad plant leases in May of 2001. The current/future tax split for the current period approximates 80 percent current and 20 percent future (40 percent current and 60 percent future in the first quarter of 2001). The increase in the current portion of the provision was primarily due to higher earnings in Canada where the company is subject to current taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

	Three Months Ended March 31

($ millions)	2002	2001	% Change

Cash provided by operating activities	$ 68.2	$ 3.3	1,967
Cash used in investing activities	$(39.7)	$(22.4)	77
Cash provided by financing activities	$ 17.0	$ 33.1	(49)

      The increase in cash provided by operating activities in the first three months of 2002 as compared with 2001 was primarily due to the company building inventory in the first quarter of 2001 in preparation for its move to NCPC, and reducing inventories in the first quarter of 2002. This was partially offset by the reduction in gross margin of $58.5 million.

      The increase in cash used in investing activities was primarily due to the construction of the DFP plant and purified acid plant at Aurora and the purchase of the Joplin feed plant.

      The company paid dividends of $13.0 million in the first three months of 2002 (2001 — $13.0 million). During the period the company, in connection with the purchase of the Joplin feed plant, incurred certain commitments in the amount of $5.0 million which are payable over five years. The company also entered into a back-to-back loan transaction, with a net exposure of $5.0 million, which matures in 10 years.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Dollars (millions)

	1 to 3 years	4 to 5 years	Over 5 years	Total

Long-term Debt	$6.2	$12.5	$1,005.0	$1,023.7
Operating Leases	116.9	72.2	155.3	344.4
Raw Material Purchase Commitments	285.0	185.0	725.0	1,195.0

Total	$408.1	$269.7	$1,885.3	$2,563.1

      Long-term debt primarily consists of $1,000.0 million of notes payable that were issued under the company’s shelf registration statement, $13.6 million Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.0 million under a back-to-back loan arrangement and commitments of $5.0 million payable over five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007 and $600.0 million bear interest at 7.75 percent and mature in 2011. There are no sinking fund requirements. The notes are subject to covenants and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements.

      Operating leases consist primarily of three items. The first is railcars that are used to transport finished goods and raw materials. These leases extend out to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of two vessels for transporting ammonia from Trinidad. These leases extend to 2008. The operating lease amounts disclosed in the above table are calculated as at December 31, 2001. There have been no material changes since that date.

      The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and prices based on market rates at the time of delivery. The commitments included in the above table are based on the market prices for the first quarter of 2002.

      The company’s Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities.

      The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. This agreement sets base price (less volume discounts) for the first three years. Prices in subsequent years are subject to renegotiation. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

LIQUIDITY

	Dollars (millions)

	Total	Available at	Outstanding at
	Commitment	March 31, 2002	March 31, 2002

Syndicated Credit Facility	$650.0	$219.5	$—
Lines of Credit	149.1	134.1	90.0
Commercial Paper	500.0	500.0	430.50

      The company has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total committed amount less the amount of commercial paper outstanding. The lines of credit are also renewable annually and the amount available is reduced by outstanding letters of credit. Both the syndicated credit facility and the lines of credit have financial and other covenants which the company must comply with at each quarter end. The company was in compliance with these covenants at March 31, 2002.

      The company also has a commercial paper program of up to $500.0 million which has been authorized by the Board of Directors. Access to this source of short-term financing depends primarily on the company’s rating by Dominion Bond Rating Service (“DBRS”) and conditions in the money markets. The company’s commercial paper is currently rated by DBRS as R1 low which should allow unrestricted access to the money markets.

      The company believes that internally generated cash flow, supplemented by borrowing from existing financing sources, will be sufficient to meet its anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2002.

FAIR VALUE OF GAS HEDGING CONTRACTS

      In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases for its US nitrogen and phosphate plants. The maximum period for these hedges cannot exceed five years, in accordance with current company policy. The company uses these instruments to reduce price risk, not for speculative or trading purposes.

      The fair value of the company’s gas hedging contracts at March 31, 2002 was $47.0 million ($8.9 million at December 31, 2001). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. The company has no other significant related party transactions.

CRITICAL ACCOUNTING POLICIES

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These differ in some respects from accounting principles generally accepted in the United States. These differences are explained and quantified in Note 8 of the unaudited consolidated financial statements.

      The accounting policies followed by the company will affect the reported amount of assets, liabilities, revenues and expenses. There has been no change in the period to accounting policies that are most significant in determining the results of operations and financial position. Other accounting policy changes are disclosed in Note 2 to the unaudited consolidated financial statements.

OUTLOOK

      The company believes it is well placed to generate strong cash flow and earnings over the long term due to the high quality of its assets. Fertilizer products, which represent the majority of its sales, are a bulk commodity, where lowest delivered cost is the underpinning of a company’s long term competitive position. Rising world population and the demand for more food and better diets, with meat as a protein source, will drive fertilizer consumption growth over the long term. The company’s excess potash capacity, contrasted with the high capital cost of developing new capacity with limited world potash reserves, should secure the future for potash. Similarly, its low cost, extensive phosphate rock reserves, particularly in North Carolina, provide a firm foundation for its phosphate business. The company’s growing phosphate product diversification also provides some protection against new capacity developments, the world opportunities for which are more extensive than with potash. Long term, the company’s extensive nitrogen production base in Trinidad, with lower priced, indexed natural gas, should provide positive earnings support in the face of cheap offshore gas nitrogen capacity that is displacing higher cost gas nitrogen plants in North America. Utilizing its superior asset base to grow earnings over time, the challenge for the company is to minimize short term earnings volatility as a result of fluctuations in demand, particularly with potash sales in offshore markets, and to fend off the impact of new capacity additions around the world, particularly in phosphate and nitrogen.

      The outlook for the remainder of the year continues to be uncertain. Key determinants will be natural gas prices, the quality of the spring season and China’s DAP imports.

      More North American demand is expected with a projected increase in corn plantings. In addition, farmers know that low fertilizer application rates in recent years make it more important than ever to replenish nutrients that have been mined from the soil. At the same time, industrial demand is increasing with the improving economy.

      Gas prices increased near the end of the quarter, shutting down approximately 30 percent of US ammonia capacity, which is giving nitrogen prices some support.

      China’s entry into the World Trade Organization has not yet increased its DAP imports. This has continued to keep DAP prices under pressure. New orders from China would help solid phosphate fertilizer results.

      In potash, good offshore demand looks set to continue. Sales to China are returning to traditional levels and Brazil is off to a good start. In the domestic market, a price increase of $4 per short ton in mid-April 2002 looks positive.

      The company continues to operate its potash mines by matching production to anticipated sales demand. The company is currently planning fewer shutdown weeks in the second quarter of 2002 as compared to second quarter 2001. Production costs are also affected by the strength of the Canadian dollar, natural gas costs and sourcing of product sales.

      Phosphate processing costs are primarily affected by the cost of ammonia, sulfur and rock mining conditions. Short-term, phosphate costs should improve due to lower input costs for ammonia and sulfur. Long-term, the company expects to benefit from its superior phosphate ore body at Aurora. Its costs should be reduced once it is firmly established in the new NCPC mining area, which is closer to the processing plant.

      Based on current market conditions and subject to uncertainties including changes in natural gas prices or changes in purchases by major importers, the company expects second-quarter 2002 earnings to be in the range of $0.50 per share. Given current market signals, the company continues to believe that it can earn $2.00 per share in 2002 but recognizes some downside risk with the volatile nature of the gas market.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section, relating to the period after March 31, 2002, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; and changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company’s nitrogen operations are significantly affected by the price of natural gas. The company employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing its exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Under Canadian GAAP, gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold. Changes in the market value of open hedging transactions are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases.

      A sensitivity analysis has been prepared to estimate the company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2002 the company’s estimated derivative commodity instruments market risk exposure was $22.6 million (2001 — $39.3 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2002 through 2007, will generally relate to changes in the spot price of anticipated natural gas purchases.

      The company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Pamlico-Tar River Foundation Proceeding

      A significant portion of the Company’s phosphate reserves in Aurora, North Carolina is located in wetlands. Under the U.S. federal Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the “Corps”) before mining activity that will disturb the wetlands may occur. On August 14, 1997, the Corps issued a permit to the Company granting approval to mine certain areas, subject to mining being completed no later than 2017.

      On May 6, 1999, the Southern Environmental Law Center (“SELC”) and the Pamlico-Tar River Foundation (“PTRF”) gave notice to the EPA and the Department of the Army of their intent to file a citizens suit under the Clean Water Act contesting the August 14, 1997 Corps permit. On April 4, 2002, a complaint was filed by the PTRF. PTRF alleges that EPA and the Corps, in the issuance of the permit, violated certain requirements under the Clean Water Act and the National Environmental Policy Act governing their evaluation of the activities to be permitted and of reasonable and practicable alternatives to those activities. PTRF seeks a declaratory judgment from the Court that the Corps of Engineers unlawfully issued the mining permit and an injunction requiring the Corps to revoke the mining permit and to further consider alternatives to the current mining plan before issuing a new permit. The Company believes that the permit was properly issued. The Company continues to mine in accordance with the permit under the supervision of the Corps and does not expect the claim to have a material adverse effect on the Company.

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

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.

10(aa)	Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

     (b) REPORTS ON FORM 8-K

      There were no reports on form 8-K filed by the registrant during the quarterly period covered by this Report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

May 10, 2002

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

May 10, 2002

By:	/s/ WAYNE R. BROWNLEE

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

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).

Exhibit
Number	Description of Document

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

Exhibit
Number	Description of Document

10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.

10(aa)	Supplemental Retirement Benefits Plan, for eligible employees of PCS Phosphate Company, Inc., incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings