Form 10-Q
period 2002-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2002-08-12
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

     As at July 31, 2002, Potash Corporation of Saskatchewan Inc. (the “Company”) had 52,032,975 Common Shares outstanding.

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

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Income and Retained Earnings

(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

Net sales	$489.5	$575.8	$950.5	$1,178.2
Cost of goods sold	402.8	443.0	786.2	909.2

Gross Margin	86.7	132.8	164.3	269.0

Selling and administrative	24.0	23.5	46.8	48.9
Provincial mining and other taxes	20.3	21.7	40.0	36.5
Foreign exchange loss (gain)	11.4	8.4	10.9	(0.7)
Other income	(7.6)	(5.2)	(12.9)	(16.6)

	48.1	48.4	84.8	68.1

Operating Income	38.6	84.4	79.5	200.9
Interest Expense	20.0	20.1	41.0	36.0

Income Before Income Taxes	18.6	64.3	38.5	164.9
Income Taxes (Note 4)	6.7	21.2	13.8	59.4

Net Income	$11.9	$43.1	24.7	105.5

Retained Earnings, Beginning of Period			639.8	570.5
Dividends			(26.1)	(25.9)

Retained Earnings, End of Period			$638.4	$650.1

Net Income Per Share (Note 5)
Basic	$0.23	$0.83	$0.47	$2.04
Diluted	$0.23	$0.83	$0.47	$2.02

Dividends Per Share	$0.25	$0.25	$0.50	$0.50

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$32.5	$45.3
Accounts receivable	248.0	256.7
Inventories (Note 3)	475.7	481.1
Prepaid expenses	39.3	36.5

	795.5	819.6
Property, plant and equipment	3,239.9	3,245.6
Goodwill	97.0	97.0
Other assets	480.8	435.1

	$4,613.2	$4,597.3

Liabilities
Current Liabilities
Short-term debt	$456.5	$501.1
Accounts payable and accrued charges	301.9	271.4
Current portion of long-term debt	1.0	—

	759.4	772.5
Long-term debt	1,022.3	1,013.7
Future income tax liability	467.7	457.6
Accrued post-retirement/post-employment benefits	187.2	177.3
Accrued reclamation costs	81.4	83.0
Other non-current liabilities and deferred credits	6.9	6.7

	2,524.9	2,510.8

Shareholders’ Equity
Share Capital	1,185.7	1,182.5
Unlimited authorization of common shares without par value; issued and outstanding 52,032,975 and 51,952,482 at June 30, 2002 and December 31, 2001, respectively
Contributed Surplus	264.2	264.2
Retained Earnings	638.4	639.8

	2,088.3	2,086.5

	$4,613.2	$4,597.3

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

Operating activities
Net income	$11.9	$43.1	$24.7	$105.5
Items not affecting cash
Depreciation and amortization	57.7	49.1	111.0	94.4
Loss (gain) on disposal of assets	0.3	0.9	0.3	(0.1)
Foreign exchange on future income tax	7.3	5.1	7.3	(1.4)
Provision for future income tax	1.3	21.6	2.8	44.5
Provision for post-retirement/post-employment benefits	4.1	4.0	9.9	(0.5)

	82.6	123.8	156.0	242.4
Changes in non-cash operating working capital
Accounts receivable	32.3	29.9	8.7	34.0
Inventories	(1.5)	3.2	5.4	(70.1)
Prepaid expenses	5.4	3.3	(2.8)	(9.4)
Accounts payable and accrued charges	(13.8)	(134.7)	6.8	(154.6)
Current income taxes	3.8	(28.7)	4.8	(40.9)
Accrued reclamation costs	(0.2)	0.1	(1.6)	(0.6)
Other non-current liabilities and deferred credits	0.7	0.3	0.1	(0.2)

Cash provided by (used in) operating activities	109.3	(2.8)	177.4	0.6

Investing Activities
Additions to property, plant and equipment	(63.4)	(405.8)	(93.5)	(421.7)
Additions to other assets	(29.4)	(25.0)	(38.9)	(31.6)

Cash used in investing activities	(92.8)	(430.8)	(132.4)	(453.3)

Cash (deficiency) before financing activities	16.5	(433.6)	45.0	(452.7)

Financing Activities
Proceeds from long-term obligations	0.3	600.0	10.3	600.0
Repayment of long-term obligations	(0.6)	—	(0.6)	—
Repayment of short-term obligations	(64.0)	(216.2)	(44.6)	(172.0)
Dividends	(13.1)	(12.9)	(26.1)	(25.9)
Issuance of shares	2.6	0.3	3.2	2.2

Cash (used in) provided by financing activities	(74.8)	371.2	(57.8)	404.3

Decrease in Cash and Cash Equivalents	(58.3)	(62.4)	(12.8)	(48.4)
Cash and Cash Equivalents, Beginning of Period	90.8	114.0	45.3	100.0

Cash and Cash Equivalents, End of Period	$32.5	$51.6	$32.5	$51.6

Supplemental cash flow disclosure
Interest paid	$39.8	$22.9	$42.0	$33.1
Income taxes paid	3.1	20.6	8.8	49.4

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

(in millions of US dollars)
(unaudited)

1.   Significant Accounting Policies

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 9. The accounting policies used in preparing these interim financial statements are consistent with those used in the preparation of the annual financial statements, except as disclosed in Note 2.

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
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Limited
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M. (“Yumbes”)
     — PCS Fosfatos do Brasil Ltda.

2.   Change in Accounting Policy

      The company has adopted the provisions of section 3062 of the Canadian Institute of Chartered Accountants Handbook “Goodwill and Other Intangible Assets”. This pronouncement is being applied on a prospective basis and requires that goodwill be subject to an impairment test at least annually rather than be amortized. On an annual basis, the adoption of this pronouncement will reduce amortization expense by approximately $3.0 million ($0.75 million per quarter). The company has completed its annual assessment of goodwill and there is no impairment.

      The company has also adopted the provisions of section 3870 of the Canadian Institute of Chartered Accountants Handbook “Stock-based Compensation and Other Stock-Based Payments”. This pronouncement requires that all non-employee stock-based compensation be accounted for using the fair value method which would recognize the fair value of the compensation cost in the financial statements. Employee stock-based compensation must be accounted for using the fair value method for plans that are direct awards of stock or that call for settlement in cash or other assets. The company’s stock option plans are not this type and therefore the company is not required to account for them using the fair value method. As the exercise price of the stock options granted is the market value the day immediately prior to the grant date, no compensation cost is recorded. The adoption of this pronouncement has not had any effect on the company’s results of operations or financial position for any of the periods presented.

3.   Inventories

	June 30,	December 31,
	2002	2001

	(unaudited)
Finished product	$158.8	$144.7
Materials and supplies	117.0	113.9
Raw materials	47.5	65.6
Work in process	152.4	156.9

	$475.7	$481.1

4.   Income Taxes

      The company’s effective consolidated income tax rate for the second quarter of 2002 approximates 36 percent (2001 — 33 percent, due to a cumulative year-to-date adjustment made in second quarter 2001). The effective consolidated income tax rate for 2002 year-to-date approximates 36 percent (2001 — 36 percent).

5.   Net Income Per Share

      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2002 of 52,018,000 (2001 — 51,865,000). Basic net income per share for the year-to-date is calculated on the weighted average shares issued and outstanding for the six months ended June 30, 2002 of 51,989,000 (2001 — 51,862,000). Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the diluted net income per share calculation for the quarter were 52,391,000 (2001 — 52,149,000) and for the year-to-date were 52,304,000 (2001 — 52,192,000).

6.   Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices. Potash segment data for 2002 includes the Chilean nitrate operations which commenced commercial production in February 2002.

	Three Months Ended June 30, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$163.1	$147.3	$179.1	$—	$489.5
Inter-segment net sales	1.8	1.8	6.9	—	—
Gross margin	69.9	12.0	4.8	—	86.7
Depreciation and amortization	14.9	18.6	21.9	2.3	57.7

	Three Months Ended June 30, 2001
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$171.3	$170.9	$233.6	$—	$575.8
Inter-segment net sales	2.6	2.6	11.6	—	—
Gross margin	80.5	16.3	36.0	—	132.8
Depreciation and amortization	11.0	16.6	16.7	4.8	49.1

	Six Months Ended June 30, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$303.8	$302.4	$344.3	$—	$950.5
Inter-segment net sales	4.3	3.9	11.6	—	—
Gross margin	126.3	33.7	4.3	—	164.3
Depreciation and amortization	26.4	36.8	43.7	4.1	111.0

	Six Months Ended June 30, 2001
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$296.8	$352.8	$528.6	$—	$1,178.2
Inter-segment net sales	5.2	4.0	25.4	—	—
Gross margin	133.6	38.6	96.8	—	269.0
Depreciation and amortization	20.4	35.2	31.1	7.7	94.4

7.   Plant Closures

      Accruals associated with the previous year’s plant closures are as follows:

	Balance			Balance
	March 31,	Amount	Reserve	June 30,
	2002	Paid	Utilized	2002

Plant Closures
Non-cash parts inventory writedown	$0.9	$—	$—	$0.9
Non-cash writedown of property, plant and equipment	25.7	—	—	25.7

	$26.6	$—	$—	$26.6

8.   Pro Forma Stock Compensation Expense

      The company has two stock-based compensation plans for which fair value accounting is not required. No compensation expense has been recognized with respect to these plans as the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant. Had compensation expense for the company’s plans been determined based on the fair value at the grant dates for awards under the plans, the company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2002	2001	2002	2001

Net Income — as reported	$11.9	$43.1	$24.7	$105.5
Net Income — pro forma	$8.3	$39.7	$17.5	$98.8
Basic Net Income Per Share — as reported	$0.23	$0.83	$0.47	$2.04
Basic Net Income Per Share — pro forma	$0.16	$0.77	$0.34	$1.90
Diluted Net Income Per Share — as reported	$0.23	$0.83	$0.47	$2.02
Diluted Net Income Per Share — pro forma	$0.16	$0.76	$0.33	$1.89

      In calculating the foregoing pro forma amounts, the fair value of the options currently vesting was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000

Expected dividend	$1.00	$1.00
Expected volatility	32%	31%
Risk-free interest rate	4.54%	5.76%
Expected life of options	8 years	8 years
Expected forfeitures	10%	10%

9.   United States Generally Accepted Accounting Principles

      A description of certain significant differences between Canadian GAAP and US GAAP follows:

      Marketable securities: The company’s investments in Israel Chemicals Ltd. and Sociedad Química y Minera de Chile S.A. (“SQM”) are stated at cost. US GAAP would require that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as Other Comprehensive Income (“OCI”).

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

      Derivative instruments and hedging activities: The company’s derivative instruments which have not yet been settled are not recognized in the consolidated financial statements and gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. US GAAP would require that derivative instruments be recorded at fair value in the balance sheet with the change in fair value of instruments designated as cash flow hedges recorded as OCI (see SFAS 133 Disclosures below).

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

      Provision for plant closures: The provision for plant closures under Canadian GAAP in 2000 included severance expense, which was accrued when management having the appropriate authority approved the plan. US GAAP would require that severance not be accrued until the plan was announced to the employees. Under US GAAP severance was expensed as paid in 2001.

      The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders’ equity:

	Three Months Ended
	June 30
	2002	2001

	(unaudited)
Net income as reported — Canadian GAAP	$11.9	$43.1
Items increasing (decreasing) reported net income
Provision for plant closures	—	(2.3)
Pre-operating costs	1.5	(6.1)
Depreciation and amortization	2.1	2.4
Income tax effect of above items	(1.2)	1.4

Approximate net income — US GAAP	$14.3	$38.5

Weighted average shares outstanding — US GAAP	52,018,000	51,865,000

Approximate basic net income per share — US GAAP	$0.27	$0.74

Approximate diluted net income per share — US GAAP	$0.27	$0.74

	Six Months Ended
	June 30
	2002	2001

	(unaudited)
Net income as reported — Canadian GAAP	$24.7	$105.5
Items increasing (decreasing) reported net income
Provision for plant closures	—	(9.0)
Pre-operating costs	1.5	(9.8)
Depreciation and amortization	4.2	4.8
Income tax effect of above items	(2.0)	4.4

Approximate net income — US GAAP	$28.4	$95.9

Weighted average shares outstanding — US GAAP	51,989,000	51,862,000

Approximate basic net income per share — US GAAP	$0.55	$1.85

Approximate diluted net income per share — US GAAP	$0.54	$1.84

	June 30,	December 31,
	2002	2001

	(unaudited)
Total assets as reported — Canadian GAAP	$4,613.2	$4,597.3
Items increasing (decreasing) reported total assets
Available-for-sale security (unrealized holding gain)	12.3	34.9
Fair value of natural gas hedging contracts	49.4	8.9
Property, plant and equipment	(147.6)	(151.8)
Pre-operating costs	(64.1)	(65.6)
Goodwill	(46.7)	(46.7)

Approximate total assets — US GAAP	$4,416.5	$4,377.0

	June 30,	December 31,
	2002	2001

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,088.3	$2,086.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of tax	43.6	29.8
Pre-operating costs	(64.1)	(65.6)
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	23.7	19.5
Future income taxes	64.7	66.7

Approximate shareholders’ equity — US GAAP	$1,938.2	$1,918.9

New Accounting Pronouncements

      Effective January 1, 2002 the company adopted SFAS 141 “Business Combinations”. This pronouncement requires the use of the purchase method of accounting for business combinations. The adoption of this pronouncement has not had a significant impact on the financial position or results of operations of the company as the company has accounted for all subsidiary acquisitions using the purchase method.

      Effective January 1, 2002 the company also adopted SFAS  142 “Goodwill and Other Intangible Assets”. This pronouncement is being applied on a prospective basis and requires that goodwill be subject to an impairment test at least annually rather than be amortized. On an annual basis this pronouncement will reduce amortization expense by approximately $2.0 million ($0.5 million per quarter). The company has completed its annual assessment of goodwill and there is no impairment.

      The company has also adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”. SFAS 144 establishes a single accounting for long-lived assets to be disposed of by sale. The adoption of this pronouncement has not had any effect on the company’s results of operations or financial position for any of the periods presented.

SFAS 133 Disclosures

      The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location adjusted, cost competitive basis in a manner that minimizes volatility without undue risk. It employs derivative instruments including futures, swaps and option agreements in order to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. The maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes.

      The company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is reclassified from OCI to cost of sales. In the second quarter of 2002, $5.8 million of gains was recognized in cost of sales ($3.7 million loss on a year-to-date basis). Of the deferred gains at the quarter end, approximately $27.9 million will be reclassified to cost of sales within the next twelve months.

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

Overview

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
($ millions — except per share amounts)	2002	2001	Change	Change	2002	2001	Change	Change

Net Sales	$489.5	$575.8	$(86.3)	(15)	$950.5	$1,178.2	$(227.7)	(19)

Gross Margin	$86.7	$132.8	$(46.1)	(35)	$164.3	$269.0	$(104.7)	(39)

Operating Income	$38.6	$84.4	$(45.8)	(54)	$79.5	$200.9	$(121.4)	(60)

Net Income	$11.9	$43.1	$(31.2)	(72)	$24.7	$105.5	$(80.8)	(77)

Net Income Per Share — Basic	$0.23	$0.83	$(0.60)	(72)	$0.47	$2.04	$(1.57)	(77)

Net Income Per Share — Diluted	$0.23	$0.83	$(0.60)	(72)	$0.47	$2.02	$(1.55)	(77)

	Three Months Ended June 30				Six Months Ended June 30

			2002	2001			2002	2001
			% of	% of			% of	% of
			Nutrient	Nutrient			Nutrient	Nutrient
($ millions)	2002	2001	Net Sales	Net Sales	2002	2001	Net Sales	Net Sales

Gross Margin by Nutrient (1)
Potash	$69.9	$80.5	43	47	$126.3	$133.6	42	45

Phosphate	$12.0	$16.3	8	10	$33.7	$38.6	11	11

Nitrogen	$4.8	$36.0	3	15	$4.3	$96.8	1	18

(1)	Percentage of net sales is calculated on net sales by nutrient

      The primary reason for the reduction in consolidated gross margin was that gross margin for the nitrogen segment decreased significantly on a quarter-over-quarter and year-over-year basis. Significantly lower natural gas prices in the first half of 2002 as compared to last year resulted in higher operating rates. Additional production, coupled with poor spring planting conditions, led to pressure on domestic nitrogen prices. However, lower natural gas prices also resulted in a reduction of the nitrogen per unit cost of sales.

      The potash segment gross margin is lower due to the inclusion of the Chilean nitrate operation, which commenced commercial production in February 2002. Potash sales prices and volumes were fairly stable. On a per unit basis potash cost of sales (excluding nitrates) has decreased due to lower natural gas costs.

      Phosphate gross margin benefited from firming prices, but this benefit was largely offset by increased per unit cost of sales due to lower production volumes and use of high-cost inventoried phosphate rock.

      Foreign exchange continued to be volatile. Over the long-term, for each $.01 change in the Canadian dollar there will be approximately a $1.2 million dollar effect on the company’s foreign exchange gain/loss before tax. These gains/losses are primarily non-cash so net income is affected more than cash flow.

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
North American	$59.0	$66.9	(12)	737	804	(8)	$80.06	$83.19	(4)
Offshore	98.8	104.4	(5)	1,177	1,201	(2)	$83.92	$86.98	(4)

	157.8	171.3	(8)	1,914	2,005	(5)	$82.44	$85.46	(4)

Other	5.3	—	—	—	—	—	—	—	—

	163.1	171.3	(5)	1,914	2,005	(5)	$85.22	$85.46	—

Cost of Sales
Cash costs	78.3	79.8	(2)				$40.91	$39.80	3
Depreciation and Amortization	14.9	11.0	35				$7.78	$5.48	42

	93.2	90.8	3				$48.69	$45.28	8

Gross Margin	$69.9	$80.5	(13)				$36.53	$40.18	(9)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
North American	$115.6	$126.1	(8)	1,468	1,518	(3)	$78.77	$83.07	(5)
Offshore	178.1	170.7	4	2,111	1,968	7	$84.39	$86.78	(3)

	293.7	296.8	(1)	3,579	3,486	3	$82.09	$85.17	(4)

Other	10.1	—	—	—	—	—	—	—	—

	303.8	296.8	2	3,579	3,486	3	$84.88	$85.17	(4)

Cost of Sales
Cash costs	151.1	142.8	6				$42.22	$40.98	3
Depreciation and Amortization	26.4	20.4	29				$7.37	$5.85	26

	177.5	163.2	9				$49.59	$46.83	6

Gross Margin	$126.3	$133.6	(5)				$35.29	$38.34	(8)

      North American potash sales volumes were down as compared to the second quarter of last year primarily due to poor spring planting conditions. Offshore sales volumes to China and Brazil were slightly lower than second quarter 2001. North American sales prices decreased in the second quarter of 2002 as compared to 2001 but have increased 3 percent over the trailing quarter. The company believes that North American competitors seeking higher cash flow attempted to sell more potash tonnes to capitalize on its profitability. The company maintained its philosophy that price is more important than volumes, sacrificing some market share. Prices in the offshore market were under pressure during the quarter.

      On a year-to-date basis, offshore sales volumes are still ahead of last year, due to record sales in March of this year which more than offset the slight reduction in second quarter sales volume.

      Total gross margin for the potash segment was also negatively affected by the inclusion of the Chilean nitrate operations, which commenced commercial production in February 2002. The Yumbes property continued to experience some startup problems, which the company expects to resolve by year-end. Nitrate prices continue to be depressed compared to levels seen in the late 1990’s.

      Potash per unit cost of sales (excluding nitrates) decreased on both a quarter-over-quarter and year-over-year basis, primarily due to lower natural gas prices. Increased production tonnes and decreased shutdown weeks (18 weeks in the first half of this year as compared to 25 in the first half of 2001) principally offset the impact of the stronger Canadian dollar.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Fertilizer — liquids	$28.7	$34.1	(16)	132	171	(22)	$216.70	$199.85	8
Fertilizer — solids	22.6	42.8	(47)	145	298	(51)	$156.19	$143.64	9
Feed	55.0	52.0	6	238	221	8	$231.38	$235.26	(2)
Industrial	41.0	42.0	(2)	133	128	4	$308.47	$327.39	(6)

	147.3	170.9	(14)	648	818	(21)	$227.40	$208.94	9

Cost of Sales
Cash costs	116.7	138.0	(15)				$180.18	$168.70	7
Depreciation and Amortization	18.6	16.6	12				$28.70	$20.30	41

	135.3	154.6	(12)				$208.88	$189.00	11

Gross Margin	$12.0	$16.3	(26)				$18.52	$19.94	(7)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Fertilizer — liquids	$64.8	$76.9	(16)	301	371	(19)	$214.83	$207.41	4
Fertilizer — solids	47.4	84.9	(44)	302	569	(47)	$156.88	$149.06	5
Feed	109.4	107.9	1	482	451	7	$227.09	$239.12	(5)
Industrial	80.8	83.1	(3)	260	253	3	$311.18	$328.87	(5)

	302.4	352.8	(14)	1,345	1,644	(18)	$224.80	$214.59	5

Cost of Sales
Cash costs	231.9	279.0	(17)				$172.41	$169.71	2
Depreciation and Amortization	36.8	35.2	5				$27.32	$21.41	28

	268.7	314.2	(14)				$199.73	$191.12	5

Gross Margin	$33.7	$38.6	(13)				$25.07	$23.47	7

      Prices in the North American markets were stable as compared to last year’s second quarter and the first quarter of this year, although they lagged behind prices realized on a year-over-year basis. North American prices have not reflected the increased prices that have been seen in the offshore markets.

      Data for the industrial products for the quarter and year-to-date include hydrofluosilicic acid (HFSA), a high-volume, lower-priced product previously included in Other Income. Without the inclusion of this product, industrial volumes were down 3 percent from last year’s second quarter and prices were flat, indicating pricing strength in spite of volume pressures.

      Feed prices were down as compared to second quarter 2001 but up 4 percent from this year’s first quarter as offshore competition has eased. The company intends to open its new DFP plant in the third quarter of 2002, reinforcing the company’s phosphate diversification strategy.

      With the exception of solid fertilizers (primarily DAP), the company’s phosphate sales volumes in North America have increased slightly or remained stable. The sales volumes of solid fertilizers were particularly affected by the poor spring planting season. During the first half of the year, the company continued to forgo liquid and solid fertilizer sales in the offshore markets due to the low prices prevalent there. The company continues to assess the market as to the appropriate time to bring unutilized capacity back into production.

Offshore sales volumes of feed increased significantly in the second quarter of this year as compared to the second quarter last year due to increased sales to Mexico and increased sales from the company’s Brazilian feed plant.

      Lower production and use of high-cost inventoried rock raised phosphate production costs. This rock, from an area where dredging costs were incurred, has now been substantially absorbed and costs should improve going forward. Completion of the transition into this area should also reduce work-in-progress inventory over the next 18 months. The input cost of sulfur and ammonia decreased in the first half as compared to the first six months of 2001. On a quarter-over-quarter basis the input cost of ammonia decreased but sulfur increased.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Ammonia	$57.5	$91.3	(37)	457	571	(20)	$125.80	$160.02	(21)
Urea	54.6	52.2	5	434	316	37	$125.82	$165.01	(24)
Nitrogen Solutions	20.9	23.3	(10)	263	176	50	$79.45	$132.74	(40)
Other	35.7	42.3	(16)	614	571	7	$58.11	$74.00	(21)

	168.7	209.1	(19)	1,768	1,634	8	$95.41	$127.98	(25)
Purchased	10.4	24.5	(58)	87	164	(47)	$119.46	$149.83	(20)

	$179.1	$233.6	(23)	1,855	1,798	3	$96.54	$129.98	(26)

Fertilizer	$80.0	$110.1	(27)	770	773	—	$103.98	$142.50	(27)
Non-fertilizer	99.1	123.5	(20)	1,085	1,025	6	$91.26	$120.52	(24)

	179.1	233.6	(23)	1,855	1,798	3	$96.54	$129.98	(26)

Cost of Sales
Cash costs	152.4	180.9	(16)				$82.14	$100.61	(18)
Depreciation and Amortization	21.9	16.7	31				$11.81	$9.29	27

	174.3	197.6	(12)				$93.95	$109.90	(15)

Gross Margin	$4.8	$36.0	(87)				$2.59	$20.08	(87)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Ammonia	$106.1	$190.4	(44)	922	990	(7)	$115.10	$192.35	(40)
Urea	102.3	132.3	(23)	812	707	15	$126.02	$187.16	(33)
Nitrogen Solutions	37.7	62.8	(40)	476	498	(4)	$79.15	$126.04	(37)
Other	74.2	82.7	(10)	1,199	1,088	10	$61.84	$76.07	(19)

	320.3	468.2	(32)	3,409	3,283	4	$93.94	$142.64	(34)
Purchased	24.0	60.4	(60)	205	352	(42)	$117.15	$171.09	(32)

	$344.3	$528.6	(35)	3,614	3,635	(1)	$95.26	$145.40	(34)

Fertilizer	$149.1	$268.6	(44)	1,483	1,683	(12)	$100.55	$159.61	(37)
Non-fertilizer	195.2	260.0	(25)	2,131	1,952	9	$91.58	$133.15	(31)

	344.3	528.6	(35)	3,614	3,635	(1)	$95.26	$145.40	(34)

Cost of Sales
Cash costs	296.3	400.7	(26)				$81.98	$110.23	(26)
Depreciation and Amortization	43.7	31.1	41				$12.10	$8.56	41

	340.0	431.8	(21)				$94.08	$118.79	(21)

Gross Margin	$4.3	$96.8	(96)				$1.18	$26.61	(96)

      The nitrogen story revolves around natural gas prices. In first-half 2001, nitrogen prices benefited from the spike in natural gas prices at the end of the previous year. In the first half of 2002, North American gas prices have remained at levels that are attractive for competitors to produce. The resulting oversupply has driven product prices and gross margins downward. While ammonia prices were down quarter-over-quarter and year-over-year, they were up from the trailing quarter, reflecting higher gas prices.

      Urea and nitrogen solutions sales volumes were up quarter-over-quarter as farmers switched from ammonia due to wet field conditions. Urea prices (down 24 percent quarter-over-quarter) were negatively affected by prior capacity additions. The biggest negative was in UAN prices, which were down 40 percent from the same quarter in 2001. In response, the company shut down its UAN production at Geismar at the beginning of April and did not restart it until the end of June.

      Overall, nitrogen sales volumes were comparable to the same quarter last year and flat as compared to the first half of 2001. Purchased products sales volumes decreased on a quarter-over-quarter and year-over-year basis as the company replaced purchases with production from its own facilities.

      Non-fertilizer sales volumes increased from 57 percent of total sales volumes in second quarter 2001 to 59 percent this quarter, while non-fertilizer sales revenues increased from 53 percent to 55 percent over the same period. On a year-over-year basis, non-fertilizer sales volumes increased from 54 percent of total sales volumes to 59 percent and non-fertilizer revenues increased from 49 to 57 percent.

      The average per-unit cost of natural gas decreased 22 percent on a quarter-over-quarter basis and 32 percent on a year-over-year basis. It was flat as compared to the trailing quarter. This is the principal cause of the decrease in the per-unit cost of sales compared to prior quarterly and year-to-date periods.

Expenses

	Three Months Ended			Six Months Ended
	June 30			June 30

			%			%
($ millions)	2002	2001	Change	2002	2001	Change

Selling and Administrative	$24.0	$23.5	2	$46.8	$48.9	(4)
Provincial Mining and Other Taxes	20.3	21.7	(6)	40.0	36.5	10
Interest	20.0	20.1	—	41.0	36.0	14
Income Taxes	6.7	21.2	(68)	13.8	59.4	(77)

      Selling and administrative expenses were marginally higher on a quarter-over-quarter basis and have decreased in the first six months of this year as compared to the first six months of 2001 due to cost savings. In addition, there was no amortization of goodwill this year due to the change in accounting policy (see Note 2 to the unaudited consolidated financial statements).

      The decrease in Provincial Mining and Other Taxes on a quarter-over-quarter basis was primarily due to reduced Saskatchewan-sourced sales. On a year-to-date basis, the increase was due to a higher rate per tonne due to the utilization of tax pools that were available in previous years.

      Interest expense for the quarter was flat as compared to second quarter 2001 but increased in the first half of 2002 due to the issuance of $600.0 million of 7.75 percent ten-year notes under the company’s shelf registration in May 2001. These notes were only outstanding for part of the first six months of last year. Weighted average long-term debt outstanding in the second quarter of 2002 was $1,023.5 million (2001 — $666.0 million) with a weighted average interest rate of 7.4 percent (2001 — 7.2 percent). Weighted average long-term debt outstanding for the first six months of 2002 was $1,020.2 million (2001 — $542.6 million) with a weighted average interest rate of 7.4 percent (2001 — 7.2 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2002 was 2.2 percent (2001 — 4.7 percent) and for the first half of 2002 was 2.2 percent (2001 — 5.3 percent).

      The effective consolidated tax rate for the second quarter and first half of 2002 was 36 percent. In 2001, the rate for the second quarter was lower than this due to a cumulative adjustment made in the second quarter to reduce the effective rate from 38 percent to 36 percent (relating to corporate restructuring in conjunction with the refinancing of the Trinidad plant leases). The current/future tax split on a year-to-date basis approximates 80 percent current and 20 percent future (25 percent current and 75 percent future in the first half of 2001). The increase in the current portion of the provision was primarily due to a higher proportion of earnings in Canada where the company is subject to current taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

	Three Months Ended		Six Months Ended
	June 30		June 30

($ millions)	2002	2001	2002	2001

Cash provided by (used in) operating activities	$109.3	$(2.8)	$177.4	$0.6
Cash used in investing activities	$(92.8)	$(430.8)	$(132.4)	$(453.3)
Cash (used in) provided by financing activities	$(74.8)	$371.2	$(57.8)	$404.3

      The net increase in cash provided by operating activities in the second quarter of 2002, as compared with second quarter 2001, was primarily due to the repayment of the company’s natural gas counter parties margin accounts in 2001 offset by lower net income in 2002. This was also the case on a year-to-date basis. Depreciation and amortization increased over both last year’s second quarter and first half primarily due to the depreciation of the Trinidad plants purchased in the second quarter of last year and the amortization of deferred charges.

      The decrease in cash used in investing activities in both the second quarter and year-to-date was primarily due to the buyout of the Trinidad plant leases in 2001 which resulted in additions to property, plant and equipment of approximately $384.0 million. Partially offsetting this was the company’s additional investment of $23.0 million in SQM and spending on the new DFP plant and expansion of the purified acid plant at Aurora.

      To finance the 2001 buyout of the Trinidad leases and pay down short-term debt, the company issued $600.0 million of 7.75 percent ten-year notes in May 2001. This is the primary reason for the reduction in cash provided by financing activities in the second quarter and first six months of 2002. The company paid dividends of $13.1 million in the second quarter of 2002 (2001 — $12.9 million). On a year-to-date basis the company paid dividends of $26.1 million (2001 — $25.9 million).

      The company has a syndicated credit facility which provides for unsecured advances of up to $650.0 million (less the amount of commercial paper outstanding), none of which was outstanding at June 30, 2002. In addition, the company has short-term lines of credit for up to $149.8 million in borrowing (less letters of credit of $15.2 million), of which $90.0 million was outstanding at June 30, 2002. The company has a commercial paper program of up to $500.0 million, of which $366.5 million was outstanding at June 30, 2002.

      The company may also issue up to an additional $1.0 billion in unsecured debt securities under a new US shelf registration statement effective June 5, 2002.

      The company believes that internally generated cash flow, supplemented by borrowing from existing financing sources, will be sufficient to meet the company’s anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2002.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Dollars (millions)

	1 to 3 years	4 to 5 years	Over 5 years	Total

Long-term debt	$6.2	$12.1	$1,005.0	$1,023.3
Operating Leases	116.9	72.2	155.3	344.4
Raw Material Purchase Commitments	301.4	185.2	725.0	1,211.6

	$424.5	$269.5	$1,885.3	$2,579.3

      Long-term debt primarily consists of $1.0 billion of notes payable that were issued under the company’s initial shelf registration statement, $13.3 million Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.0 million under a back-to-back loan arrangement and commitments of $5.0 million payable over five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007 and $600.0 million bear interest at 7.75 percent and mature in 2011. There are no sinking fund requirements. The notes are subject to certain covenants and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements.

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

      The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and prices based on market rates at the time of delivery. The commitments included in the above table are based on the market prices for the second quarter of 2002. The company’s Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities. The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. This agreement sets base price (less volume discounts) for the first three years. Prices in subsequent years are subject to renegotiation. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

LIQUIDITY

	Dollars (millions)

	Total	Available at	Outstanding at
	Commitment	June 30, 2002	June 30, 2002

Syndicated Credit Facility	$650.0	$283.5	$—
Lines of Credit	149.1	134.6	90.0
Commercial Paper	500.0	500.0	366.5

      The company has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total committed amount less the amount of commercial paper outstanding. The lines of credit are also renewable annually and the amount available is reduced by outstanding letters of credit. Both the syndicated credit facility and the lines of credit have financial and other covenants which the company must comply with at each quarter end. The company was in compliance with these covenants at June 30, 2002.

      The company also has a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on the company’s rating by Dominion Bond Rating Service (“DBRS”) and conditions in the money markets. The company’s commercial paper is currently rated by DBRS as R1 low which should allow unrestricted access to the money markets.

      The company may also issue up to an additional $1.0 billion in unsecured debt securities under a new US shelf registration statement effective June 5, 2002.

FAIR VALUE OF GAS HEDGING CONTRACTS

      In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. The maximum period for these hedges cannot exceed five years, in accordance with current company policy. The company uses these instruments to reduce price risk, not for speculative or trading purposes.

      The fair value of the company’s gas hedging contracts at June 30, 2002 was $49.4 million ($8.9 million at December 31, 2001). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

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

CRITICAL ACCOUNTING POLICIES

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These differ in some respects from accounting principles generally accepted in the United States. These differences are explained and quantified in Note 9 of the unaudited consolidated financial statements.

      The accounting policies followed by the company will affect the reported amount of assets, liabilities, revenues and expenses. There has been no change in the period to accounting policies that are most significant in determining the results of operations and financial position. Other accounting policy changes are disclosed in Note 2 to the unaudited consolidated financial statements.

OUTLOOK

      While the North American domestic season was disappointing and fertilizer products remained under pressure, there are some positive basic fundamentals: ending inventories of almost all agricultural products continued to come down. According to the USDA’s June 30, 2002 report, the stocks-to-use ratio of world grains is expected to be 20 percent, the lowest in two decades. Coarse grain inventories are expected to be 17.5 percent, the lowest in a quarter-century. Continued deterioration in the domestic corn crop is expected to reduce these ratios further.

      The Potash and Phosphate Institute reports that 43 percent of North American soil samples show low or medium values in potassium, which should encourage good fall application rates. This, along with increased third-quarter shutdowns, upward trending pricing and indications of higher international demand, should help keep potash stable.

      The company continues to operate its potash mines by matching production to anticipated sales demand. The company is currently planning more shutdown weeks in the third quarter of 2002 as compared to third quarter 2001. Production costs are also affected by the strength of the Canadian dollar, natural gas costs and sourcing of product sales.

      DAP demand is currently surpassing supply with heavy exports and increased domestic demand. The Fertilizer Institute inventory numbers at the end of June 2002 show DAP at 34 percent below the five-year average, which is supporting prices. In liquids, demand has exceeded production in the last two years, substantially reducing field inventories and supporting prices. The company’s new DFP feed plant, with the lowest costs in North America, will come on stream in the third quarter reinforcing the company’s phosphate diversification strategy.

      Natural gas costs, the biggest determinant in nitrogen prices, are projected to be higher in the second half of the year. With its US natural gas supply substantially hedged and access to cheap gas in Trinidad, the company benefits in a high-cost gas environment.

      There is also the potential for higher gas costs in Russia, if market-related pricing becomes a precursor to that country joining the WTO. This could have the effect of lowering Russian nitrogen exports to the US, tightening supply/demand. Industrial nitrogen demand is showing signs of strengthening due to low interest rates and consumer demand. All of these factors, along with an expected increase in US DAP production, would help nitrogen markets.

      While there are numerous positive indicators, they have not yet transpired and based on current market conditions, the company expects third-quarter 2002 earnings to be in the range of $0.20 per share and annual earnings to be in the range of $1.20 per share. However, given the unpredictability of world currency, natural gas prices and weather, results may differ from current expectations.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section, relating to the period after June 30, 2002, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate the company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2002 the company’s estimated derivative commodity instruments market risk exposure was $20.8 million (2001 — $26.3 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2002 through 2007, will generally relate to changes in the spot price of anticipated natural gas purchases.

      The company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Geismar Facility Investigation

      On May 11 and May 12, 1999, representatives of the EPA, Federal Bureau of Investigation, and other state and local agencies (“governmental agencies”) executed a search warrant issued by the United States District Court for the Middle District of Louisiana on the Geismar facility in connection with a grand jury investigation. In executing the search warrant, the governmental agencies seized documents and electronic media, performed environmental sampling, and interviewed Geismar facility employees and contract employees. In addition, the governmental agencies have contacted current and former Geismar facility and Company employees in connection with the investigation. The Company has also been served with grand jury subpoenas requesting documents and other information from the Geismar facility and PCS Nitrogen’s headquarters. The grand jury investigation is continuing and, in May 2001, the Company learned that the targets of the investigation include the Company and certain current and former employees, including individuals with current and/or previous management responsibility for the Company’s nitrogen operations. The Company is also conducting its own internal investigation. The Company is currently engaged in discussions with representatives of the governmental agencies seeking an overall resolution to the matters under investigation. The Company cannot predict at this time what may result from the governments’ investigation or whether any such result would have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 9, 2002, the Company held an annual meeting (the “Meeting”) of its shareholders.

(b)	At the Meeting, the Company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	WITHHELD

Frederick J. Blesi	40,830,357	41,738
Douglas J. Bourne	40,825,253	46,842
William J. Doyle	40,830,314	41,781
Wade Fetzer III	40,830,624	41,471
Dallas J. Howe	40,831,111	40,984
Jeffrey J. McCaig	40,837,529	34,566
Mary Mogford	40,834,559	37,536
Donald E. Phillips	40,826,818	45,277
Paul J. Schoenhals	40,836,803	35,292
E. Robert Stromberg, Q.C.	40,831,107	40,988
Jack G. Vicq	40,831,431	40,664
Thomas J. Wright	40,831,358	40,737

(c)	The Company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company’s auditors, to hold office until the next annual meeting of the Company’s shareholders; the results of the vote were: 40,677,964 shares for, 176,140 shares against and 15,312 shares withheld.

(d)	In addition, the Company’s shareholders also voted upon the continuance of the corporation under the Canada Business Corporations Act and related matters; the results of the vote were: 39,310,972 shares for, 11,020 shares against and 18,161 shares withheld (1,529,263 broker non-votes).

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description of Document

3(a)	Certificate of Continuance of the registrant dated May 15, 2002.

3(b)	Bylaws of the registrant effective May 15, 2002.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).

Exhibit
Number	Description of Document

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

Exhibit
Number	Description of Document

10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.

10(aa)	Supplemental Retirement Plan for U.S. Executives dated effective January 1, 1999.

10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

     (b) REPORTS ON FORM 8-K

      There were no reports on form 8-K filed by the registrant during the quarterly period covered by this Report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 9, 2002

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

August 9, 2002

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

3(a)	Certificate of Continuance of the registrant dated May 15, 2002.

3(b)	Bylaws of the registrant effective May 15, 2002.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).

Exhibit
Number	Description of Document

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

Exhibit
Number	Description of Document

10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.

10(aa)	Supplemental Retirement Plan for U.S. Executives dated effective January 1, 1999.

10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings