Form 10-Q
period 2002-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2002-11-08
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

     As at October 31, 2002, Potash Corporation of Saskatchewan Inc. had 52,057,190 Common Shares outstanding.

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

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Income and Retained Earnings

(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

Net sales	$455.2	$460.2	$1,405.7	$1,638.4
Cost of goods sold	382.2	392.6	1,168.4	1,301.9

Gross Margin	73.0	67.6	237.3	336.5

Selling and administrative	21.8	23.9	68.6	72.8
Provincial mining and other taxes	15.2	17.8	55.2	54.3
Foreign exchange (gain) loss	(5.0)	(10.0)	5.9	(10.8)
Other income	(3.3)	(3.9)	(16.2)	(20.5)

	28.7	27.8	113.5	95.8

Operating Income	44.3	39.8	123.8	240.7
Interest Expense	21.5	22.4	62.5	58.4

Income Before Income Taxes	22.8	17.4	61.3	182.3
Income Taxes (Note 4)	8.3	6.3	22.1	65.6

Net Income	$14.5	$11.1	39.2	116.7

Retained Earnings, Beginning of Period			639.8	570.5
Dividends			(39.0)	(39.0)

Retained Earnings, End of Period			$640.0	$648.2

Net Income Per Share (Note 5)
Basic	$0.28	$0.21	$0.75	$2.25
Diluted	$0.28	$0.21	$0.75	$2.24

Dividends Per Share	$0.25	$0.25	$0.75	$0.75

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$74.4	$45.3
Accounts receivable	262.2	256.7
Inventories (Note 3)	476.5	481.1
Prepaid expenses	36.5	36.5

	849.6	819.6
Property, plant and equipment	3,253.0	3,245.6
Goodwill	97.0	97.0
Other assets	483.3	435.1

	$4,682.9	$4,597.3

Liabilities
Current Liabilities
Short-term debt	$495.6	$501.1
Accounts payable and accrued charges	331.6	271.4
Current portion of long-term debt	1.0	—

	828.2	772.5
Long-term debt	1,022.6	1,013.7
Future income tax liability	462.5	457.6
Accrued post-retirement/post-employment benefits	190.8	177.3
Accrued reclamation costs	80.1	83.0
Other non-current liabilities and deferred credits	8.3	6.7

	2,592.5	2,510.8

Shareholders’ Equity
Share Capital	1,186.2	1,182.5
Unlimited authorization of common shares without par value; issued and outstanding 52,050,590 and 51,952,482 at September 30, 2002 and December 31, 2001, respectively
Contributed Surplus	264.2	264.2
Retained Earnings	640.0	639.8

	2,090.4	2,086.5

	$4,682.9	$4,597.3

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

Operating activities
Net income	$14.5	$11.1	$39.2	$116.7
Items not affecting cash
Depreciation and amortization	54.4	49.2	165.4	140.9
Loss on disposal of assets	0.3	0.3	0.6	0.2
Foreign exchange on future income tax	(6.9)	(5.7)	0.4	(7.0)
Provision for future income tax	1.6	4.7	4.4	49.2
Provision for post-retirement/post-employment benefits	3.7	(0.1)	13.6	(0.6)

	67.6	59.5	223.6	299.4
Changes in non-cash operating working capital
Accounts receivable	(14.2)	3.1	(5.5)	37.1
Inventories	(0.8)	10.5	4.6	(59.7)
Prepaid expenses	2.8	3.4	—	(6.0)
Accounts payable and accrued charges	16.0	(36.5)	22.8	(187.7)
Current income taxes	13.5	10.2	18.3	(30.8)
Accrued reclamation costs	(1.4)	1.3	(3.0)	(2.6)
Other non-current liabilities and deferred credits	1.8	1.0	1.9	0.7

Cash provided by operating activities	85.3	52.5	262.7	50.4

Investing Activities
Additions to property, plant and equipment	(57.6)	(33.5)	(151.1)	(455.2)
Additions to other assets	(12.7)	(14.4)	(51.6)	(43.3)

Cash used in investing activities	(70.3)	(47.9)	(202.7)	(498.5)

Cash (deficiency) before financing activities	15.0	4.6	60.0	(448.1)

Financing Activities
Proceeds from long-term obligations	0.9	—	11.2	600.0
Repayment of long-term obligations	(0.7)	—	(1.3)	—
Proceeds from (repayment of) short-term obligations	39.1	17.8	(5.5)	(154.0)
Dividends	(12.9)	(13.0)	(39.0)	(39.0)
Issuance of shares	0.5	0.4	3.7	2.5

Cash provided by (used in) financing activities	26.9	5.2	(30.9)	409.5

Increase (Decrease) in Cash and Cash Equivalents	41.9	9.8	29.1	(38.6)
Cash and Cash Equivalents, Beginning of Period	32.5	51.6	45.3	100.0

Cash and Cash Equivalents, End of Period	$74.4	$61.4	$74.4	$61.4

Supplemental cash flow disclosure
Interest paid	$1.5	$0.3	$43.4	$33.4
Income taxes (refunded) paid	$(7.3)	$2.8	$1.5	$52.2

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

3.   Inventories

	September 30,	December 31,
	2002	2001

	(unaudited)
Finished product	$153.8	$144.7
Materials and supplies	118.7	113.9
Raw materials	45.8	65.6
Work in process	158.2	156.9

	$476.5	$481.1

4.   Income Taxes

      The company’s effective consolidated income tax rate approximates 36 percent for all periods presented.

5.   Net Income Per Share

      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2002 of 52,039,000 (2001 — 51,875,000). Basic net income per share for the year-to-date is calculated on the weighted average shares issued and outstanding for the nine months ended September 30, 2002 of 52,006,000 (2001 — 51,867,000). Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the diluted net income per share calculation for the quarter were 52,262,000 (2001 — 52,166,000) and for the year-to-date were 52,291,000 (2001 — 52,183,000).

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

	Three Months Ended September 30, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$119.0	$159.9	$176.3	$—	$455.2
Inter-segment net sales	0.9	0.9	5.7	—	—
Gross margin	48.1	8.5	16.4	—	73.0
Depreciation and amortization	9.7	21.2	21.7	1.8	54.4

	Three Months Ended September 30, 2001
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$123.7	$145.9	$190.6	$—	$460.2
Inter-segment net sales	0.6	0.9	7.5	—	—
Gross margin	57.7	10.0	(0.1)	—	67.6
Depreciation and amortization	8.0	18.4	21.5	1.3	49.2

	Nine Months Ended September 30, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$422.8	$462.3	$520.6	$—	$1,405.7
Inter-segment net sales	5.2	4.8	17.3	—	—
Gross margin	174.4	42.2	20.7	—	237.3
Depreciation and amortization	36.1	58.0	65.4	5.9	165.4

	Nine Months Ended September 30, 2001
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$420.6	$498.8	$719.0	$—	$1,638.4
Inter-segment net sales	5.8	4.9	32.9	—	—
Gross margin	191.3	48.6	96.6	—	336.5
Depreciation and amortization	28.4	53.7	52.5	6.3	140.9

7.   Plant Closures

      Accruals associated with the previous year’s plant closures are as follows:

	Balance			Balance
	June 30,	Amount	Reserve	September 30,
	2002	Paid	Utilized	2002

Plant Closures
Non-cash parts inventory writedown	$0.9	$—	$—	$0.9
Non-cash writedown of property, plant and equipment	25.7	—	—	25.7

	$26.6	$—	$—	$26.6

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

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2002	2001	2002	2001

Net Income — as reported	$14.5	$11.1	$39.2	$116.7
Net Income — pro forma	$11.0	$7.7	$28.5	$106.5

Basic Net Income Per Share — as reported	$0.28	$0.21	$0.75	$2.25
Basic Net Income Per Share — pro forma	$0.21	$0.15	$0.54	$2.05

Diluted Net Income Per Share — as reported	$0.28	$0.21	$0.75	$2.24
Diluted Net Income Per Share — pro forma	$0.21	$0.15	$0.54	$2.04

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

9.   United States Generally Accepted Accounting Principles

      A description of certain significant differences between Canadian GAAP and US GAAP follows:

      Marketable securities: The company’s investments in Israel Chemicals Ltd. and Sociedad Quimica y Minera de Chile S.A. (“SQM”) are stated at cost. US GAAP would require that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as Other Comprehensive Income (“OCI”).

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

      The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders’ equity:

	Three Months Ended
	September 30
	2002	2001

	(unaudited)
Net income as reported — Canadian GAAP	$14.5	$11.1
Items increasing (decreasing) reported net income
Pre-operating costs	0.4	(13.4)
Depreciation and amortization	2.1	2.4
Income tax effect of above items	(0.9)	2.9

Approximate net income — US GAAP	$16.1	$3.0

Weighted average shares outstanding — US GAAP	52,039,000	51,875,000

Approximate basic net income per share — US GAAP	$0.31	$0.06

Approximate diluted net income per share — US GAAP	$0.31	$0.06

	Nine Months Ended
	September 30
	2002	2001

	(unaudited)
Net income as reported — Canadian GAAP	$39.2	$116.7
Items increasing (decreasing) reported net income
Provision for plant closures	—	(9.0)
Pre-operating costs	1.9	(23.2)
Depreciation and amortization	6.3	7.3
Income tax effect of above items	(2.9)	7.3

Approximate net income — US GAAP	$44.5	$99.1

Weighted average shares outstanding — US GAAP	52,006,000	51,867,000

Approximate basic net income per share — US GAAP	$0.86	$1.91

Approximate diluted net income per share — US GAAP	$0.85	$1.90

	September 30,	December 31,
	2002	2001

	(unaudited)
Total assets as reported — Canadian GAAP	$4,682.9	$4,597.3
Items increasing (decreasing) reported total assets
Available-for-sale security (unrealized holding (loss) gain)	(9.3)	34.9
Fair value of natural gas hedging contracts	52.2	8.9
Property, plant and equipment	(145.5)	(151.8)
Pre-operating costs	(62.2)	(65.6)
Goodwill	(46.7)	(46.7)

Approximate total assets — US GAAP	$4,471.4	$4,377.0

	September 30,	December 31,
	2002	2001

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,090.4	$2,086.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of tax	32.7	29.8
Pre-operating costs	(63.7)	(65.6)
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	25.8	19.5
Future income taxes	63.8	66.7

Approximate shareholders’ equity — US GAAP	$1,931.0	$1,918.9

New Accounting Pronouncements

      Effective January 1, 2002, the company adopted SFAS 141 “Business Combinations”. This pronouncement requires the use of the purchase method of accounting for business combinations. The adoption of this pronouncement has not had a significant impact on the financial position or results of operations of the company as the company has accounted for all subsidiary acquisitions using the purchase method.

      Effective January 1, 2002, the company also adopted SFAS 142 “Goodwill and Other Intangible Assets”. This pronouncement is being applied on a prospective basis and requires that goodwill be subject to an impairment test at least annually rather than be amortized. On an annual basis this pronouncement will reduce amortization expense by approximately $2.0 million ($0.5 million per quarter). The company has completed its annual assessment of goodwill and there is no impairment.

      The company has also adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS 144 establishes a single accounting for long-lived assets to be disposed of by sale. The adoption of this pronouncement has not had any effect on the company’s results of operations or financial position for any of the periods presented.

SFAS 133 Disclosures

      The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location adjusted, cost competitive basis in a manner that minimizes volatility without undue risk. It employs derivative instruments including futures, swaps and option agreements in order to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. By company policy, the maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes.

      The company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is reclassified from OCI to cost of sales. In the third quarter of 2002, $3.9 million of gains was recognized in cost of sales ($0.2 million gain on a year-to-date basis). Of the deferred gains at the quarter end, approximately $37.8 million will be reclassified to cost of sales within the next twelve months.

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

Overview

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
($ millions — except per share amounts)	2002	2001	Change	Change	2002	2001	Change	Change

Net Sales	$455.2	$460.2	$(5.0)	(1)	$1,405.7	$1,638.4	$(232.7)	(14)

Gross Margin	$73.0	$67.6	$5.4	8	$237.3	$336.5	$(99.2)	(30)

Operating Income	$44.3	$39.8	$4.5	11	$123.8	$240.7	$(116.9)	(49)

Net Income	$14.5	$11.1	$3.4	31	$39.2	$116.7	$(77.5)	(66)

Net Income Per Share — Basic	$0.28	$0.21	$0.07	33	$0.75	$2.25	$(1.50)	(66)

Net Income Per Share — Diluted	$0.28	$0.21	$0.07	33	$0.75	$2.24	$(1.49)	(66)

	Three Months Ended September 30				Nine Months Ended September 30

			2002	2001			2002	2001
			% of	% of			% of	% of
			Nutrient	Nutrient			Nutrient	Nutrient
($ millions)	2002	2001	Net Sales(1)	Net Sales(1)	2002	2001	Net Sales	Net Sales

Gross Margin by Nutrient
Potash	$48.1	$57.7	40	47	$174.4	$191.3	41	45

Phosphate	$8.5	$10.0	5	7	$42.2	$48.6	9	10

Nitrogen	$16.4	$(0.1)	9	—	$20.7	$96.6	4	13

(1)	Percentage of net sales is calculated on net sales by nutrient

      The primary reason for the increase in consolidated gross margin on a quarter-over-quarter basis was that gross margin for the nitrogen segment increased significantly due to improving conditions in that segment. On a year-to-date basis, significantly lower nitrogen product prices in the first nine months of 2002 as compared to last year more than offset per unit cost savings due to lower natural gas prices, resulting in lower gross margin.

      Potash volumes in the third quarter were lower as compared to the prior year in both the North American and offshore markets. In addition, prices for offshore products decreased. Potash per unit cost of sales (excluding nitrates) increased due primarily to an increase in the number of shutdown weeks (15.5 weeks in third quarter 2002 versus 11.1 weeks in the same period in 2001). On a year-to-date basis, overall volumes were flat while prices were down. The potash segment gross margin was also lower quarter-over-quarter and year-over-year due principally to the inclusion of the Chilean nitrate operation, which commenced commercial production in February 2002.

      In the third quarter, phosphate gross margin benefited from firming fertilizer prices, but this benefit was more than offset by increased per unit cost of sales due to lower operating rates and higher per unit sulfur costs. On a year-to-date basis, sales volumes are down primarily due to lower DAP and liquid fertilizer offshore sales. Prices are up on an overall basis. However, the benefit of increased prices was more than offset by higher per unit costs of sales, resulting in lower gross margin.

      The weaker Canadian dollar contributed to an exchange gain of $5.0 million in third quarter 2002, compared to a gain of $10.0 million in last year’s third quarter. Year-to-date in 2002 there was an exchange loss of $5.9 million compared to a gain of $10.8 million in the first nine months of 2001, a difference of $16.7 million. The company has exposure to both the Canadian dollar and the Brazilian real. Of the 2002 year-to-date exchange loss, $4.9 million relates to the decline in the real. Generally, for each $.01 change in the Canadian dollar there is expected to be an approximate $1.2 million effect on the company’s foreign exchange gain/loss before tax. These gains/ losses are primarily non-cash so net income is affected more than cash flow.

      Other income on a year-over-year basis declined primarily due to a $2.0 million provision recorded in the second quarter of 2002 related to the Geismar EPA investigation (see Part II — Other Information — Legal Proceedings).

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
North American	$51.6	$54.5	(5)	676	717	(6)	$76.37	$76.05	—
Offshore	64.0	69.2	(8)	740	761	(3)	$86.42	$90.93	(5)

	115.6	123.7	(7)	1,416	1,478	(4)	$81.62	$83.71	(3)
Other	3.4	—	—	—	—	—	—	—	—

	119.0	123.7	(4)	1,416	1,478	(4)	$84.04	$83.71	—

Cost of Sales
Cash costs	61.2	58.0	6				$43.22	$39.24	10
Depreciation and Amortization	9.7	8.0	21				$6.85	$5.43	26

	70.9	66.0	7				$50.07	$44.67	12

Gross Margin	$48.1	$57.7	(17)				$33.97	$39.04	(13)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
North American	$167.2	$180.6	(7)	2,143	2,235	(4)	$78.01	$80.82	(3)
Offshore	242.2	240.0	1	2,852	2,728	4	$84.92	$87.94	(3)

	409.4	420.6	(3)	4,995	4,963	1	$81.96	$84.73	(3)
Other	13.4	—	—	—	—	—	—	—	—

	422.8	420.6	—	4,995	4,963	1	$84.64	$84.73	—

Cost of Sales
Cash costs	212.3	200.9	6				$42.50	$40.48	5
Depreciation and Amortization	36.1	28.4	27				$7.23	$5.70	27

	248.4	229.3	8				$49.73	$46.18	8

Gross Margin	$174.4	$191.3	(9)				$34.91	$38.55	(9)

      North American potash sales volumes were down as compared to the third quarter of last year as the company opted not to participate in some lower-priced sales, maintaining its philosophy that price is more important than volumes. These competitive pressures, in addition to a poor spring planting season, resulted in lower North American sales volumes on a year-over-year basis. Offshore sales volumes shifted from one quarter to another this year. Third quarter 2002 sales volumes were slightly lower than third quarter 2001, but were higher on a year-to-date basis due to record sales in March of this year.

      North American sales prices in the third quarter of 2002 were flat as compared to third quarter 2001 as the company maintained its prices at the expense of market share. Prices decreased in the first nine months of 2002 as compared to the first nine months of 2001 due to these competitive pressures. In mid-September the company announced a $4 per short ton increase in the North American price. Prices in the third quarter in the offshore markets were slightly higher than the trailing quarter but were down on a quarter-over-quarter and year-over-year basis.

      Total gross margin for the potash segment was negatively affected by the inclusion of the Chilean nitrate operations, which commenced commercial production in February 2002. The company continues to make modifications there to increase production volumes and reduce costs as it brings this new plant on stream.

      Potash per unit cost of sales (excluding nitrates) increased due primarily to an increase in the number of shutdown weeks (15.5 weeks in third quarter 2002 versus 11.1 weeks in the same period in 2001). On a year-to-date basis, per unit costs decreased 5 percent, primarily due to lower natural gas costs and higher production tonnes.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Fertilizer — liquids	$34.5	$30.9	12	164	163	1	$210.46	$189.20	11
Fertilizer — solids	35.7	25.0	43	239	220	9	$149.44	$113.75	31
Feed	50.3	46.5	8	219	193	13	$230.43	$241.24	(4)
Industrial	39.4	43.5	(10)	131	130	1	$300.28	$335.05	(10)

	159.9	145.9	10	753	706	7	$212.52	$206.76	3

Cost of Sales
Cash costs	130.2	117.5	11				$172.91	$166.43	4
Depreciation and Amortization	21.2	18.4	15				$28.32	$26.16	8

	151.4	135.9	11				$201.23	$192.59	4

Gross Margin	$8.5	$10.0	(15)				$11.29	$14.17	(20)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Fertilizer — liquids	$99.3	$107.8	(8)	466	534	(13)	$213.29	$201.84	6
Fertilizer — solids	83.1	109.9	(24)	541	789	(31)	$153.59	$139.23	10
Feed	159.8	154.4	4	700	644	9	$228.13	$239.75	(5)
Industrial	120.1	126.7	(5)	391	383	2	$307.52	$330.97	(7)

	462.3	498.8	(7)	2,098	2,350	(11)	$220.39	$212.24	4

Cost of Sales
Cash costs	362.1	396.5	(9)				$172.59	$168.72	2
Depreciation and Amortization	58.0	53.7	8				$27.65	$22.84	21

	420.1	450.2	(7)				$200.24	$191.56	5

Gross Margin	$42.2	$48.6	(13)				$20.11	$20.68	(3)

      Overall, the company’s phosphate sales volumes in North America increased 12 percent in the third quarter of 2002 as compared to the third quarter last year, the biggest gains being in liquid and solid fertilizers. During the third quarter the company participated in the offshore solid fertilizer market for the first time in over a year. Third quarter offshore solid fertilizer sales volumes were flat as compared to the third quarter last year. Overall, feed volumes increased 13 percent quarter-over-quarter, primarily due to increased offshore sales volumes to Mexico and increased sales from the company’s Brazilian feed plant. Feed sales on a year-to-year comparison were also higher. Sales volumes of industrial products were flat both on a quarter-over-quarter and year-over-year basis.

      Prices for solid fertilizers in the offshore markets were up 32 percent in the third quarter of 2002 as compared to third quarter 2001 and 19 percent on a year-over-year basis. North American solid fertilizer prices, although flat on a year-over-year basis, were up 27 percent on a quarter-over-quarter basis. Overall, liquid fertilizer prices also improved over both comparable periods. These price improvements were primarily the result of stronger market fundamentals. Feed prices during the quarter and on a year-to-date basis were affected by competitive pressures. Industrial prices were down quarter-over-quarter primarily due to prior period contract adjustments with a major industrial customer.

      The average per unit cost of sulfur increased 11 percent from the trailing quarter and 55 percent on a quarter-over-quarter comparison due to a very tight sulfur market. A temporary sulfur shortage resulted in reduced operating rates during the quarter. In addition, purified acid plant operation problems, which have since been resolved, increased costs in that area. These factors resulted in higher per unit cost of sales during the quarter. Comparing year-to-date 2002 with the comparable period in 2001, the average per unit cost of sulfur was down slightly; however, production tonnes declined 7 percent, leading to a 5 percent increase in per unit cost of sales.

      Consistent with its strategy of using high-quality ore with flexibility, the company opened its new DFP (poultry phosphate feed) facility in North Carolina during the quarter (completed on time and under budget) and continued construction of its purified acid expansion, expected to start up in March of 2003.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Ammonia	$58.6	$69.7	(16)	503	541	(7)	$116.43	$128.74	(10)
Urea	43.7	37.4	17	314	284	10	$139.39	$131.80	6
Nitrogen Solutions	24.9	23.5	6	284	283	—	$87.75	$82.93	6
Other	37.4	39.9	(6)	616	600	3	$60.71	$66.49	(9)

	164.6	170.5	(3)	1,717	1,708	1	$95.85	$99.78	(4)
Purchased	11.7	20.1	(42)	95	161	(41)	$123.13	$125.20	(2)

	$176.3	$190.6	(8)	1,812	1,869	(3)	$97.27	$101.96	(5)

Fertilizer	$69.8	$78.6	(11)	672	761	(12)	$103.99	$103.27	1
Non-fertilizer	106.5	112.0	(5)	1,140	1,108	3	$93.31	$101.06	(8)

	176.3	190.6	(8)	1,812	1,869	(3)	$97.27	$101.96	(5)

Cost of Sales
Cash costs	138.2	169.2	(18)				$76.27	$90.53	(16)
Depreciation and Amortization	21.7	21.5	—				$11.95	$11.50	4

	159.9	190.7	(16)				$88.22	$102.03	(14)

Gross Margin	$16.4	$(0.1)	—				$9.05	$(0.07)	—

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2002	2001	Change	2002	2001	Change	2002	2001	Change

Net Sales
Ammonia	$164.7	$260.0	(37)	1,425	1,531	(7)	$115.57	$169.87	(32)
Urea	146.0	169.8	(14)	1,125	991	14	$129.74	$171.29	(24)
Nitrogen Solutions	62.6	86.3	(27)	761	781	(3)	$82.36	$110.43	(25)
Other	111.6	122.7	(9)	1,816	1,688	7	$61.42	$72.66	(15)

	484.9	638.8	(24)	5,127	4,991	3	$94.58	$127.97	(26)
Purchased	35.7	80.2	(56)	299	513	(42)	$119.04	$156.74	(24)

	$520.6	$719.0	(28)	5,426	5,504	(1)	$95.93	$130.65	(27)

Fertilizer	$218.9	$347.2	(37)	2,155	2,444	(12)	$101.62	$142.06	(28)
Non-fertilizer	301.7	371.8	(19)	3,271	3,060	7	$92.18	$121.54	(24)

	520.6	719.0	(28)	5,426	5,504	(1)	$95.93	$130.65	(27)

Cost of Sales
Cash costs	434.5	569.9	(24)				$80.07	$103.54	(23)
Depreciation and Amortization	65.4	52.5	25				$12.05	$9.56	26

	499.9	622.4	(20)				$92.12	$113.10	(19)

Gross Margin	$20.7	$96.6	(79)				$3.81	$17.55	(78)

      Third quarter sales volumes of manufactured products were flat as compared to the same quarter last year and up slightly compared to the first nine months of 2001. Non-fertilizer sales volumes increased over both the third quarter of last year and first nine months, supported by better industrial demand.

      Ammonia sales prices were down on a quarter-over-quarter basis and as compared to the trailing quarter due to new Trinidad capacity that came on stream during the quarter. Ammonia prices increased near the end of the quarter as this additional capacity was absorbed into the market. Nitrogen solution prices increased as compared to the trailing quarter and the third quarter of 2001 in anticipation of anti-dumping duties being levied on certain competitors’ imported product. Prices for all nitrogen products were down on a year-over-year basis as the price of natural gas has remained at levels where it is still attractive for North American competitors to produce, thereby putting pressure on prices.

      Third quarter per unit cost of sales benefited from the company’s natural gas hedging program. Depreciation and amortization increased both over last year’s third quarter and on a year-to-date basis primarily due to the depreciation of the Trinidad plants purchased in the second quarter of last year and the amortization of deferred charges. The average per-unit cost of natural gas was down 24 percent on a year-over-year basis. This was the principal cause of the decrease in the per-unit cost of sales compared to the prior year.

Expenses

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
($ millions)	2002	2001	Change	2002	2001	Change

Selling and Administrative	$21.8	$23.9	(9)	$68.6	$72.8	(6)
Provincial Mining and Other Taxes	15.2	17.8	(15)	55.2	54.3	2
Interest	21.5	22.4	(4)	62.5	58.4	7
Income Taxes	8.3	6.3	32	22.1	65.6	(66)

      Selling and administrative expenses decreased both on a quarter-over-quarter and year-over-year basis due to cost savings and the elimination of amortization of goodwill due to the change in accounting policy (see Note 2 to the unaudited consolidated financial statements).

      The decrease in Provincial Mining and Other Taxes on a quarter-over-quarter basis was primarily due to a year-to-date adjustment to revise forecasted Saskatchewan-based sales tonnes. On a year-to-date basis, the increase was primarily due to a higher rate per tonne due to the utilization of tax pools that were available in previous years.

      Interest expense for the quarter was down as compared to third quarter 2001 primarily due to lower interest rates on short-term debt, but increased in the first nine months of 2002 due to the issuance of $600.0 million of 7.75 percent ten-year notes under the company’s shelf registration in May 2001. These notes were only outstanding for part of the first nine months of last year. Weighted average long-term debt outstanding in the third quarter of 2002 was $1,023.9 million (2001 — $1,019.4 million) with a weighted average interest rate of 7.4 percent (2001 — 7.4 percent). Weighted average long-term debt outstanding for the first nine months of 2002 was $1,021.7 million (2001 — $701.6 million) with a weighted average interest rate of 7.4 percent (2001 — 7.3 percent). The weighted average interest rate on short-term debt outstanding in the third quarter of 2002 was 2.1 percent (2001 — 3.9 percent) and for the first nine months of 2002 was 2.1 percent (2001 — 4.9 percent).

      The effective consolidated tax rate was approximately 36 percent in all periods presented. The current/ future tax split on a year-to-date basis approximates 80 percent current and 20 percent future (25 percent current and 75 percent future in the first nine months of 2001). The increase in the current portion of the provision was primarily due to a higher proportion of earnings in Canada.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

	Three Months Ended		Nine Months Ended
	September 30		September 30

($ millions)	2002	2001	2002	2001

Cash provided by operating activities	$85.3	$52.5	$262.7	$50.4
Cash used in investing activities	$(70.3)	$(47.9)	$(202.7)	$(498.5)
Cash provided by (used in) financing activities	$26.9	$5.2	$(30.9)	$409.5

      The net increase in cash provided by operating activities in the third quarter of 2002, as compared with third quarter 2001, was primarily due to the repayment of the company’s natural gas counter-parties’ margin accounts in 2001. This was also the case on a year-to-date basis.

      The increase in cash used in investing activities in the third quarter as compared to the third quarter of 2001 was due to the expansion of the purified acid plant at Aurora. The reduction of cash used in investing activities on a year-to-date comparative basis was primarily due to the buyout of the Trinidad plant leases in May 2001 which resulted in additions to property, plant and equipment of approximately $384.0 million. Partially offsetting this in 2002 was the company’s additional investment of $23.0 million in SQM and spending on the new DFP plant and expansion of the purified acid plant at Aurora.

      The increase in cash provided by financing activities in the third quarter of 2002 as compared to 2001 was primarily due to additional borrowing under the commercial paper program in 2002. To finance the 2001 buyout of the Trinidad leases and pay down short-term debt, the company issued $600.0 million of 7.75 percent ten-year notes in May 2001. This was the primary reason for the reduction in cash provided by financing activities in the first nine months of 2002. The company paid dividends of $12.9 million in the third quarter of 2002 (2001 — $13.0 million). The company paid dividends of $39.0 million in the first nine months of both 2002 and 2001.

      The company has a syndicated credit facility which provides for unsecured advances of up to $650.0 million (less the amount of commercial paper outstanding), none of which was outstanding at September 30, 2002. In addition, the company has short-term lines of credit for up to $149.2 million in borrowing (less letters of credit of $14.4 million), of which $90.0 million was outstanding at September 30, 2002. The company has a commercial paper program of up to $500.0 million, of which $405.6 million was outstanding at September 30, 2002. The company may also issue up to an additional $1.0 billion in unsecured debt securities under its effective U.S. shelf registration statement.

      The company believes that internally generated cash flow, supplemented by borrowing from existing financing sources, will be sufficient to meet the company’s anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in the fourth quarter of 2002.

      In light of low equity values in world capital markets and current low interest rates, the company is evaluating and will continue to evaluate its pension assets and liabilities and the potential for increased pension contributions and expense in future years.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Dollars (millions)

	1 to 3 years	4 to 5 years	Over 5 years	Total

Long-term debt	$6.5	$12.1	$1,005.0	$1,023.6
Operating Leases	116.9	72.2	155.3	344.4
Raw Material Purchase Commitments	306.3	186.9	725.4	1,218.6
Other	37.1	—	—	37.1

Total	$466.8	$271.2	$1,885.7	$2,623.7

      Long-term debt primarily consists of $1.0 billion of notes payable that were issued under the company’s shelf registration statement, $12.7 million Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement and commitments of $5.0 million payable over five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007 and $600.0 million bear interest at 7.75 percent and mature in 2011. There are no sinking fund requirements. The notes are subject to certain covenants and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements.

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

      The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and prices based on market rates at the time of delivery. The commitments included in the above table are based on the market prices for the third quarter of 2002. The company’s Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities.

      The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. This agreement sets base price (less volume discounts) for the first three years. Prices in subsequent years are subject to renegotiation. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

      Other commitments represents a contractual commitment for mining of nitrates which is in effect until 2005.

LIQUIDITY

	Dollars (millions)

			Amount
	Total	Amount Outstanding at	Available at
	Amount	September 30, 2002	September 30, 2002

Syndicated Credit Facility	$650.0	$—	$244.4
Lines of Credit	149.2	90.0	44.8
Commercial Paper	500.0	405.6	94.4
U.S. Shelf Registration	1,000.0	—	1,000.0

      The company has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total committed amount less the amount of commercial paper outstanding. The lines of credit are also renewable annually and the amount available is reduced by outstanding letters of credit. Both the syndicated credit facility and the lines of credit have financial and other covenants which the company must comply with at each quarter end. The company was in compliance with these covenants at September 30, 2002.

      The company also has a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on the company’s rating by Dominion Bond Rating Service (“DBRS”) and conditions in the money markets. The company’s commercial paper is currently rated by DBRS as R1 low which should allow unrestricted access to the money markets.

      The company may also issue up to an additional $1.0 billion in unsecured debt securities under its effective U.S. shelf registration statement.

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

      The fair value of the company’s gas hedging contracts at September 30, 2002 was $52.2 million ($8.9 million at December 31, 2001). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. PCS Yumbes is purchasing potash from SQM at prevailing market prices and settled on normal trade terms. Year-to-date purchases are $14.7 million. PCS Yumbes has also entered into a 14 month contract with SQM to sell them 6,000 tonnes of potassium nitrate per month at a negotiated price commencing in November 2002. The company has no other significant related party transactions.

CRITICAL ACCOUNTING POLICIES

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These differ in some respects from accounting principles generally accepted in the United States. These differences are explained and quantified in Note 9 of the unaudited consolidated financial statements.

      The accounting policies followed by the company will affect the reported amount of assets, liabilities, revenues and expenses (see the annual report for a discussion of the most significant policies in determining the results of operations and financial position). There has been no change in the period to accounting policies that are most significant in determining the results of operations and financial position. Other accounting policy changes are disclosed in Note 2 to the unaudited consolidated financial statements.

OUTLOOK

      Looking forward, low world grain stocks and rising crop prices are expected to increase acres planted and application rates around the world. This should help support product prices providing better market conditions for the spring season. As a result, the company decided to restart its White Springs DAP production entering 2003. This additional volume represents less than 2 percent of world capacity and less than 5 percent of US capacity. While DAP prices have declined recently due to a competitor clearing out inventory prior to the sale of a production facility, an expected pick-up in fourth quarter orders from China and increased domestic demand should help raise prices. The advantage of these higher prices will likely be offset by higher ammonia and sulfur input costs.

      Nitrogen prices are expected to maintain their upward momentum. Higher corn plantings in 2003 should increase demand as corn is the largest nitrogen consumer. In addition, nitrogen inventories remain low. TFI reported September industry levels to be well below the five-year average (ammonia down 16 percent, urea down 13 percent and UAN down 48 percent). Between the US and Trinidad, the company is 85 percent hedged for its fourth quarter natural gas needs at $1.92 per MMBtu, based on the fourth quarter forecast of ammonia prices for the operations in Trinidad.

      In potash, the company was able to implement a price increase in the domestic market during the third quarter that should be realized in the fourth quarter. However, much of this will be absorbed by higher shutdown costs as the company matches supply to demand. Contracts with offshore customers for second-half 2002 were settled at levels consistent with the first half of the year.

      In light of these conditions, the company believes that its earlier guidance of diluted net income per share of $1.20 for 2002 is still achievable. This would provide cash flow of $5.75 per diluted share.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section, relating to the period after September 30, 2002, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate the company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2002 the company’s estimated derivative commodity instruments market risk exposure was $18.2 million (2001 — $19.5 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2002 through 2007, will generally relate to changes in the spot price of anticipated natural gas purchases.

      The company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

ITEM 4.     CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      Since the date of the company’s most recent evaluation, there were no significant changes in the company’s internal controls for financial reporting or in other factors that could significantly affect such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Geismar Facility Investigation

      On September 10, 2002, the company’s wholly owned subsidiary, PCS Nitrogen, Inc. agreed to conclude the federal grand jury investigation and parallel state investigations of its Geismar, Louisiana facility by pleading guilty to one felony violation of the Clean Air Act in the United States District Court for the Middle District of Louisiana and one felony violation of analogous state law in each of the Eighteenth and Twenty-third Judicial Districts of the State of Louisiana. The company also agreed to pay a fine of $1.75 million to the U.S. government and $125,000 to each of the two state judicial districts. The amount of the fines is covered by a provision recorded in the second quarter of 2002.

      The company entered a guilty plea in federal court pursuant to a plea agreement with the federal government and separately entered into plea agreements with each of the prosecutors from the two judicial districts. The agreed upon fines are subject to approval by the respective federal and state trial courts at sentencing hearings which have not yet been scheduled. In addition to the company’s pleas, one current and two former Geismar plant employees each have agreed to plead guilty to one misdemeanor violation of state or federal environmental laws.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.

Exhibit
Number	Description of Document

10(aa)	Supplemental Retirement Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

     (b) REPORTS ON FORM 8-K

      On August 12, 2002, the company filed a current report on Form 8-K, which included as an exhibit the certification of the Chief Executive Officer and the Chief Financial Officer in respect of the company’s quarterly report on Form 10-Q for the period ended June 30, 2002 required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

November 8, 2002

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

November 8, 2002

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, William J. Doyle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Potash Corporation of Saskatchewan Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM J. DOYLE

William J. Doyle
President and Chief Executive Officer

Date: November 8, 2002

I, Wayne R. Brownlee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Potash Corporation of Saskatchewan Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer and Chief
Financial Officer

Date: November 8, 2002

      Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Potash Corporation of Saskatchewan Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that:

      The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 8, 2002	/s/ WILLIAM J. DOYLE
------------------------------------------------ William J. Doyle President and Chief Executive Officer

November 8, 2002	/s/ WAYNE R. BROWNLEE
------------------------------------------------ Wayne R. Brownlee Senior Vice President, Treasurer, and Chief Financial Officer

      The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

Exhibit Index

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated with effect October 1, 1992, incorporated by reference to Exhibit 10(f) to the 1995 Form 10-K.

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated with effect October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated effective January 1, 1999, incorporated by reference to Exhibit 10(f) of the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992 (form), and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992 (incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828)).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(j)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(k)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(l)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(m)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (“First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(o)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(p)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(q)	First Amendment to Manufacturing Support Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(r)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(s)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2000 Form 10-Q.

10(x)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(y)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(z)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the Third Quarter 2000 Form 10-Q.

Exhibit
Number	Description of Document

10(aa)	Supplemental Retirement Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ee)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ff)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(gg)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(hh)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ii)	Form of Note relating to the Company’s offering of $600,000,000 principal amount of 7 3/4% Notes due on May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings