Form 10-K
period 2002-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2003-03-26
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

          At June 28, 2002, the aggregate market value of the 51,972,957 Common Shares held by non-affiliates of the registrant was approximately $3,466,596,296.

          At March 15, 2003, the registrant had 52,094,982 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the “2002 Annual Report”), filed as Exhibit 13, are incorporated by reference into Part II.

          Portions of the registrant’s Proxy Circular for its Annual Meeting of Shareholders to be held on May 8, 2003 (the “2003 Proxy Circular”), attached as Exhibit 99, are incorporated by reference into Part III.

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Exhibit 4(c)
Exhibit 10(i)
Exhibit 10(y)
Exhibit 10(cc)
Exhibit 11
Exhibit 13
Exhibit 21
Exhibit 23
Exhibit 99(a)
Exhibit 99(b)

PART I

ITEMS 1 and 2.     Business and Properties.

General

      Potash Corporation of Saskatchewan Inc. (“PCS”) and its direct and indirect subsidiaries (together with PCS’s predecessors, the “Company”) is one of the world’s largest integrated fertilizer and related industrial and feed products companies. The Company is the largest potash producer worldwide by capacity. In 2002, the Company’s potash operations represented an estimated 15% of global production, 23% of global potash capacity and 65% of global potash excess capacity. The Company is the fourth largest producer of phosphates worldwide by capacity. In 2002, its phosphate operations represented an estimated 5% of world phosphoric acid production and 6% of world phosphoric acid capacity. The Company is the second largest producer of nitrogen products in the Western Hemisphere. In 2002, its nitrogen operations represented an estimated 3% of world ammonia production.

      The Company’s potash operations pull potash from six mines in Saskatchewan, five of which it owns and operates, and one mine in New Brunswick, which it owns and operates. The Company also has a potassium nitrate production facility in Chile.

      The Company’s phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and purified phosphoric acid, which is used in food products and industrial processes. The Company believes that its North Carolina plant is the world’s largest vertically integrated phosphate mine and processing plant. The Company also has a phosphate mine and two chemical plant complexes in northern Florida, four stand alone phosphate feed plants in the United States and one feed plant in Brazil. In addition, the Company produces a variety of phosphate products at its Geismar, Louisiana facility.

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

      PCS is organized under the laws of Canada. The principal executive offices are located at 122 – 1st Avenue South, Suite 500, Saskatoon, Saskatchewan, Canada S7K 7G3, telephone: (306) 933-8500.

History

      PCS is a corporation continued under the Canada Business Corporations Act and is the successor to a corporation without share capital established by the Province of Saskatchewan in 1975. Between 1976 and 1990, the Company acquired substantial interests in the Saskatchewan potash industry. It purchased the Cory mine in 1976, the Rocanville and Lanigan mines in 1977, and, by 1990, 100% of the Allan mine when the Company acquired all of the outstanding shares of Saskterra Fertilizers Ltd. In addition, in 1978 the Company acquired reserves at Esterhazy, which are mined by a third party.

      In 1989, the Company was privatized by the Province of Saskatchewan. While the Province initially retained an ownership interest in the Company, this interest had been reduced to zero by the end of 1993. In 1993, the Company acquired from Rio Algom Limited (“Rio”) its New Brunswick potash mine and port facilities and its Patience Lake mine in Saskatchewan (the “Rio Acquisition”).

      In 1995, the Company purchased all of the outstanding shares of Texasgulf Inc., a phosphate fertilizer and feed producer, from Elf Aquitaine, Inc. (“Elf (USA)”) and Williams Acquisition Holding Company, Inc. (“Williams”). At the time of the acquisition, the name Texasgulf Inc. was changed to PCS Phosphate Company, Inc. (“PCS Phosphate”).

      In 1995, the Company purchased all of the outstanding shares of White Springs Agricultural Chemicals, Inc. (“White Springs”), a phosphate fertilizer and feed producer, from Occidental Chemical Corporation (“OxyChem”).

      In 1997, the Company through its subsidiary PCS Nitrogen, Inc. (“PCS Nitrogen”) acquired all of the outstanding shares of Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products.

      In 1998, the Company acquired the potash mill facility located at Clover Hill, New Brunswick. The facility is operated as PCS Cassidy Lake.

      In 1998, the Company purchased, pursuant to a public offering by the State of Israel, 108,359,925 Ordinary Shares of Israel Chemicals Ltd. (“ICL”) for approximately $92 million. This purchase represents approximately 9% of the issued and outstanding Ordinary Shares of ICL. Through its subsidiaries, ICL is a potash, phosphate and bromine producer and is also involved in other specialty chemical products.

      In 1999, the Company purchased all of the outstanding shares of Minera Yolanda SCM, a Chilean sodium nitrate and potassium nitrate producer for approximately $37 million. At the time of the acquisition, the name was changed to PCS Yumbes SCM (“PCS Yumbes”).

      In March 2000, the Company completed the purchase of an animal feed plant in Brazil from Mitsui Company. The plant is capable of producing 110,000 tonnes per annum of animal-feed phosphate.

      In March 2000, the Company completed a transaction with Rhodia Inc. (“Rhodia”) to acquire the remaining 50% ownership interest in a phosphoric acid joint venture company formerly called Albright & Wilson Company for approximately $42 million. Upon closing of the transaction, the partnership was renamed PCS Purified Phosphates. The Company and Albright & Wilson Americas Inc. had been operating the business as a 50/50 partnership. Upon completion of the transaction, the Company became the 100% owner of the purified acid plant and blending plant in Aurora, North Carolina and the technical and food grade phosphate plant in Cincinnati, Ohio. Rhodia retained a polyphosphoric acid production unit in Charleston, South Carolina.

      In October 2001, the Company purchased, pursuant to a public auction, approximately 48 million Class A shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean company, for an aggregate purchase price of approximately 91.5 billion Chilean pesos (approximately US $129 million). The purchase represented approximately 34% of the issued and outstanding Class A shares of SQM and approximately 18% of the total issued and outstanding equity (Class A and Class B) of SQM. In April and May of 2002, the Company purchased an additional 5.3 million shares of SQM for approximately $22 million, bringing ownership to approximately 37.5% of the outstanding Class A shares and approximately 20% of the total issued and outstanding Class A and Class B shares. SQM is in the specialty fertilizer, iodine and lithium businesses.

      In March 2002, the Company purchased a 163,000 tonne animal feed plant in Joplin, Missouri from Farmland Industries, Inc. together with a related animal feed distribution business from Land O’Lakes Farmland Feeds, LLC.

Presentation of Financial Information

      The Company has three principal business segments: potash, phosphate and nitrogen. For information with respect to the net sales, operating income and assets attributable to each segment and to the Company’s domestic and international sales, see Note 16 to the Company’s audited consolidated financial statements as at December 31, 2002 and 2001 and for each of the three years ended December 31, 2002 (together with the Notes thereto, the “Consolidated Financial Statements”), incorporated by reference under Item 8.

      The Company presents its financial statements in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). See Note 29 to the Consolidated Financial Statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States as they relate to the Company.

      Unless otherwise specified, financial information is presented in U.S. dollars.

Forward-Looking Statements

      This document, including the documents incorporated by reference, contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to future events or the Company’s future financial performance. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities laws.

      Forward-looking statements are subject to important risks, uncertainties and assumptions that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in the Company’s markets, which can cause volatility in the prices of the Company’s fertilizer products;

•	changes in competitive pressures, including pricing pressure;

•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;

•	volatility in the price of natural gas, which is the primary raw material used for the Company’s nitrogen products, and risks associated with the Company’s continued ability to manage natural gas costs in the United States through hedging activities;

•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in the Company’s phosphate operations;

•	unexpected mining conditions, which could change the Company’s costs of production for potash and phosphates or cause changes in reserve estimates;

•	changes in capital markets and in currency and exchange rates;

•	the outcome of legal proceedings;

•	changes in government regulations, including environmental regulations, which could increase the Company’s costs of compliance and otherwise affect the business; and

•	acquisitions the Company may undertake in the future.

      The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.

      As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this document will occur or, if they do, of what impact they will have on the Company’s business or on its results of operations and financial condition.

Where You Can Find More Information

      The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any of the information on file with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file, as the Company does, electronically with the Commission.

      The Company makes available, free of charge through its website, http://www.potashcorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Commission. The information on the Company’s website is not incorporated by reference into this report on Form 10-K.

Potash Operations

      The Company’s potash operations include the mining and production of potash, which is predominantly used as fertilizer.

Properties

      The Company controls the right to mine 614,530 acres of land in Saskatchewan. Included in these holdings are mineral rights to 507,775 acres contained in blocks around the six mines in which the Company has an interest, of which acres approximately 36% are owned by the Company, approximately 50% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. The majority of the leases are for 21-year terms, renewable at the Company’s option. The Company’s remaining 106,755 acres are located elsewhere in Saskatchewan.

      Potash is mined by the Company from two main potash bearing formations in Saskatchewan: the Patience Lake member of the prairie evaporites in the north and the Esterhazy member of the prairie evaporites in the south. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

      Under a long-term mining and processing agreement (the “Mining and Processing Agreement”) effective through December 31, 2026, IMC Esterhazy Canada Limited Partnership (“IMC”) mines and processes PCS reserves at the Esterhazy mine. PCS has the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2006, for which notice must be given no later than June 30, 2006. IMC has the option to abandon the mine at any time after December 31, 2011, thus terminating the Mining and Processing Agreement. In each year the maximum finished product the Company is permitted to take under the Mining and Processing Agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2003, the Company has notified IMC that it requires 952,500  tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. Substantial pumping capacity has been installed and remedial efforts have been undertaken. The Company shares, on an annual basis, in such water inflow remediation costs.

      Potash is also produced by the Company at its mine near Sussex, New Brunswick from the flank of an elongated salt structure. Granular product is also produced by the Company at its Cassidy Lake, New Brunswick facility (“Cassidy Lake Facility”) using standard grade product from certain of the Company’s other mine sites. The Company also holds an interest in certain oil and gas rights within the vicinity of the New Brunswick mine. Natural gas has been discovered and the Company, in conjunction with Corridor Resources Inc., is continuing investigations with a view to determining the extent, nature and commercial viability of the gas discovery. The Company expects to be able to use gas produced from the discovery in its processing facility at the New Brunswick mine by mid-2003. During the investigation for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of the existing mine operations. Exploration permits have been obtained and preliminary seismic and drilling took place in 2002. The Company is exploring the potash ore reserve for possible future development.

      PCS Yumbes, acquired in 1999, holds mining concessions on certain sodium nitrate reserves in the Atacama desert in northern Chile. The production facility has been designed to produce 0.285 million tonnes of potassium nitrate, 0.060 million tonnes of sodium nitrate and 360 tonnes of iodine per year at full production. Sodium nitrate is combined with potassium chloride to produce potassium nitrate, primarily used for intensely cultivated and chloride-sensitive crops.

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

      In 2002, the Company’s conventional potash operations mined 19.7 million tonnes of ore at an average grade of 22.7% potassium oxide (K2O). In 2002, the Company’s potash production consisted of 6.45 million tonnes of potash (KCl) with an average grade of 61.05% K2O, representing 42% of North American production.

      The Company’s present annual potash production capacity is approximately 12.1 million tonnes KCl, which includes maximum annual production under the Mining and Processing Agreement with IMC of 952,500 tonnes at Esterhazy. In 2002, the Company’s production capacity represented an estimated 55% of the North American total while its excess capacity was an estimated 83.3% of North American excess production capacity. The Company allocates production among its mines on the basis of various factors, including the grades of product which can be produced and cost efficiency. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines which the Company owns or in which it has an interest employ conventional underground mining methods.

      The New Brunswick mine is a conventional cut and fill mine. In addition to potash production, this mine also produced .54 million tonnes of sodium chloride (salt) in 2002. The Company continues to incur costs at the New Brunswick division in relation to management of a brine inflow.

      As part of the Rio Acquisition, the Company granted a royalty interest to Rio based upon production and revenue from the New Brunswick and Patience Lake potash mines and mills (the “Royalty”). The terms of the Royalty provide that if production meets specified base production levels or the sales of potash are at prices which meet specified base sales prices, a royalty per tonne is to be paid, calculated on a formula basis. Payments under the Royalty are limited to a term expiring December 31, 2003 and to a maximum aggregate payment of Cdn$50 million. No payments have been made in respect of the Royalty to date.

Reserves

      The Company estimates that its conventional mines in Saskatchewan contained 4.63 billion tonnes of recoverable ore at an average grade of 23.06% K2O as at December 31, 2002, and that such ore will yield 1.4 billion tonnes of finished product (KCl) at an average grade of 60% K2O.

      The Company’s ore reserve estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. The Company’s estimated recoverable ore and the estimated volumes of finished product from such ore as of December 31, 2002 are as follows:

	Estimated	Estimated
	Recoverable	Finished
Mine	Ore	Product

	(millions of tonnes)
Allan	1,213.8	389.1
Cory	1,033.0	262.4
Esterhazy	47.9	15.9
Lanigan	1,756.5	547.5
Rocanville	579.9	193.0

Total	4,631.1	1,407.9

      The Company believes that, with production rates at full capacity and utilizing current technology, each of the Allan, Cory and Lanigan mines has a reserve life in excess of 100 years, the Rocanville mine has a reserve life in excess of 84 years, and that the Esterhazy mine has a reserve life of at least 17 years.

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

      Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates proven reserves of 36.3 million tonnes of recoverable ore and 11.9 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its proven reserves, the New Brunswick mine has a reserve life of approximately 15 years with production at full capacity. The Company estimates that probable reserves at the New Brunswick mine consist of 158.3 million tonnes of recoverable ore and 51.7 million tonnes of estimated finished product (KCl). The Company believes that, based upon its proven and probable reserves, the New Brunswick mine has a reserve life in excess of 80 years at full production capacity and utilizing current technology.

Phosphate Operations

      The Company mines phosphate ore and manufactures solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

Properties

      The Company conducts its phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 96,000-acre facility near White Springs in northern Florida. The Company believes the Aurora facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility, having an annual P2O5 capacity of 1.2 million tonnes, includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a purified acid plant, a liquid fertilizer (11-37-0) plant, a superphosphoric acid plant, two diammonium phosphate (“DAP”) plants and a solid fertilizer plant capable of producing DAP, granular triple superphosphate (“GTSP”) or monoammonium phosphate (“MAP”). Expansion of the Company’s purified phosphoric acid production plant at Aurora was completed in the first quarter of 2003. The expansion increased capacity by 83,000 tonnes to 251,000 tonnes P2O5. The Company’s new 159,000 tonne DFP animal feed plant commenced commercial production during the fourth quarter of 2002.

      The White Springs facility is the third largest P2O5 producer, by capacity, in the United States, with an annual capacity of 1.1 million tonnes. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a superphosphoric acid plant, a dicalcium phosphate plant and a defluorinated phosphate rock plant located at the Suwannee River complex and two sulfuric acid plants and a phosphoric acid plant and superphosphoric plant located at the Swift Creek complex. At its Geismar, Louisiana facility, the Company manufactures a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant, a superphosphoric acid plant, and a liquid fertilizer (11-37-0) plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Rhodia for use in its neighboring purified acid plant. The Company’s other phosphate properties include animal feed plants in Kinston, North Carolina; Marseilles, Illinois; Weeping Water, Nebraska; Joplin, Missouri and Sao Vincente, Brazil; a technical and food grade phosphate plant in Cincinnati, Ohio; and terminal facilities at Morehead City, North Carolina and Savannah, Georgia. The Kinston plant ceased production during the first quarter of 2003.

      During fourth quarter of 2002, the Company resumed DAP production at White Springs following an extended shutdown which began in January 2001. The facility is expected to produce approximately 645,000 tonnes of DAP in 2003.

Production

      The Company extracts phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to the Company’s processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of the Company’s mines is currently 9.6 million tonnes of phosphate rock. During 2002, the Aurora facility’s total production of phosphate rock was 3.4 million tonnes and the White Springs facility’s total production of phosphate rock was 1.5 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. In recent years, the Company has been mining in an area of non-optimal mining conditions. The quality and condition of the ore has been relatively inferior to ore previously mined at the Aurora facility. This, combined with the general configuration of the area, has not allowed for more efficient use of the Company’s mining equipment and technology. In 2001, the Company moved about one-half of the mining operation into an area believed to hold ore superior in thickness and quality, located closer to the Company’s chemical plants, and configured so as to generally allow more efficient use of Company mining equipment and technology. Movement of the entire mining operations into this area was completed in late 2002.

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

      The Company’s phosphate operations purchase all of its ammonia from or through PCS Nitrogen and PCS Sales (USA), Inc., which are wholly owned subsidiaries of the Company. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that the Company purchases from third parties is produced in the Former Soviet Union (“FSU”) and imported through a Company operated ammonia terminal located within the port of Savannah (Garden City, Georgia).

      The Company produces merchant grade phosphoric acid (MGA) at Aurora, White Springs, and Geismar. Some MGA is sold to foreign and domestic fertilizer producers and industrial customers. The balance of the MGA is further processed by the Company to make solid fertilizer (primarily DAP), liquid fertilizers, animal feed supplements for the poultry and livestock markets, and purified phosphoric acid for use in a wide variety of food, technical and industrial applications.

Reserves

      At December 31, 2002, the Company’s Aurora phosphate mine had estimated proven and probable reserves of approximately 369 million tonnes of phosphate rock, at an average grade of 30.7% P2O5. These reserves would permit mining to continue at normal rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.2 million P2O5 tonnes of phosphoric acid. Prior to the acquisition of Texasgulf by the Company in April 1995, approximately 408 million tonnes of phosphate reserves were transferred by Texasgulf to a newly established company, the common stock of which was transferred to Elf (USA) and Williams. The Company was granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf (USA) and Williams agreed, for a period of ten years from April 10, 1995, not to compete with the Company with respect to those reserves.

      The White Springs phosphate mine has estimated proven and probable reserves of approximately 52 million tonnes of phosphate rock, at an average grade of 30.7% P2O5. The Company estimates that additional reserves equivalent to 6 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves and available purchase rock of 58 million tonnes of phosphate rock at White Springs would sustain the mine for 16 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.1 million P2O5 tonnes of phosphoric acid.

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

Raw Materials

      Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of PCS Nitrogen’s other nitrogen products. For 2002, the purchase and transportation of natural gas accounted for approximately 54% of PCS Nitrogen’s total domestic production cost. PCS Nitrogen’s domestic gas requirements comprise approximately 50% of its total gas requirements. PCS Nitrogen’s current natural gas strategy is to purchase approximately one-half of its domestic natural gas in the spot market or on short-term contracts and approximately one-half of its domestic natural gas pursuant to fixed-price physical contracts or forward contracts which fix the price of future deliveries. The remaining approximately 50% of its natural gas is purchased in Trinidad using pricing formulas related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases most of its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen’s facilities. Approximately 75% of PCS Nitrogen’s domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

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

Marketing

      The following table summarizes the Company’s net sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three calendar years:

	2002	2001	2000

	(millions of dollars)
Potash(1)
Canada	$23.7	$24.0	$28.0
United States	197.6	208.2	209.4
Canpotex(2)	241.2	237.6	268.9
Other	71.5	55.7	72.4

Total	$534.0	$525.5	$578.7

Phosphates
Canada	$61.3	$60.5	$51.4
United States	476.7	478.2	536.5
PhosChem(2)	34.4	65.3	146.3
Other	59.9	47.8	48.3

Total	$632.3	$651.8	$782.5

Nitrogen
Canada	$8.8	$2.3	$1.4
United States	690.0	835.2	792.6
Other	48.7	57.9	76.4

Total	$747.5	$895.4	$870.4

(1)	Data for 2000 and 2001 does not include PCS Yumbes which was accounted for on a pre-production basis in those years.

(2)	See discussion below for information regarding sales of Canpotex Limited and PhosChem.

      The following table summarizes the Company’s net sales from potash, phosphate and nitrogen products, by category of product, in the past three calendar years:

	2002	2001	2000

	(millions of dollars)
Potash(1)	$534.0	$525.5	$578.7
Phosphates
Fertilizer — Liquids	144.9	145.0	192.3
Fertilizer — DAP/MAP	113.4	130.1	222.9
Feed	216.8	208.6	215.4
Industrial	157.2	168.1	151.9
Nitrogen
Ammonia	285.1	392.3	353.3
Urea	217.7	217.7	236.3
Nitrogen Solutions	94.8	126.8	135.7
Other(2)	149.9	158.6	145.1

(1)	Data for 2000 and 2001 does not include PCS Yumbes which was accounted for on a pre-production basis in those years.

(2)	Other includes ammonium nitrate, nitric acid and carbon dioxide.

      For further financial information about the Company’s business segments and domestic and international sales, see Note 16 to the Consolidated Financial Statements.

      The Company has a diversified customer base, and apart from sales to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of the Company’s sales in 2002.

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

      At December 31, 2002, the Company’s sales and transportation and distribution functions were handled by 187 employees in Chicago, Illinois and various other locations in the United States and Brazil, and 15 employees in Saskatoon, Saskatchewan.

North American Marketing

      In 2002, North American net sales from potash products represented 12% of the Company’s total net sales, substantially all of which was attributable to potash customers in the United States. Typically, North American potash sales of the Company are greatest in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. The Company has no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

      In 2002, North American net sales from phosphate products represented 28% of the Company’s total net sales, substantially all of which was attributable to phosphate customers in the United States. Typically, North American phosphate product sales are greatest in the first and second calendar quarters. In 2002, the majority of PCS Phosphate’s phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell phosphate in the future at a fixed price.

      In 2002, North American net sales from nitrogen products represented 37% of the Company’s total net sales and PCS Nitrogen’s non-fertilizer products accounted for approximately 58% of PCS Nitrogen’s nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2002, the majority of PCS Nitrogen’s nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. The Company has no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

      Ammonia purchased by the Company is used in the Company’s operations and is sold to third party customers by PCS Sales (USA), Inc.

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

      In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. The Company currently supplies 54.2% of Canpotex’s requirements. Canpotex sells potash to government agencies and private firms pursuant to six-month contracts at negotiated prices or by spot sales.

      The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

	2002	2001	2000

Asia	72%	73%	74%
Latin America	16	16	16
Oceania	9	8	6
Europe	3	3	4

Total	100%	100%	100%

      For 2002, sales to Canpotex represented 13% of the total net sales of the Company and net sales from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of the total net sales of the Company. Canpotex’s marketing joint venture for certain offshore markets (outside North America and Europe) with JSC Uralkali, a Russian potash producer, continues.

      Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, IMC Phosphates Company (“IMC-Phosphates”), a joint venture between IMC Global Inc. and Phosphate Resource Partners LLP, and Mississippi Phosphates Corporation (“MissChem”). The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the European Economic Area, sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC-Phosphates is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (MGA) to export countries. Total sales for 2002 (on a P2O5 basis) were apportioned as follows: 81% to IMC-Phosphates; 7% to PCS Phosphate, and 12% to MissChem. The PhosChem agreement is renewed annually. If the PhosChem agreement is not renewed, the Company does not believe the disbanding of PhosChem would materially affect the Company’s sales of fertilizer, but there can be no assurance that, if PhosChem were to be disbanded, the Company would be able to find alternative outlets for its products or sell its products at prices or on terms similar to those expected to be obtained by PhosChem.

      Revenue from sales to PhosChem accounted for 2% of the Company’s total net sales in 2002. Other offshore phosphate sales accounted for 3% of the Company’s total net sales in 2002. All of the Company’s phosphate sales to China were made through PhosChem. Most of the Company’s sales of phosphate products to China are made to the central purchasing authority of the Chinese government. In 2002, 73% of PhosChem’s volume was in the form of DAP.

      The following table sets forth the percentage of DAP sales of PhosChem for the past three calendar years in the various geographical regions:

	2002	2001	2000

Asia	91%	82%	89%
Latin America	4	8	5
Oceania	5	10	6

Total	100%	100%	100%

      With respect to offshore sales of nitrogen, ammonia and urea, sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2002, net sales from offshore sales of nitrogen represented 2% of the net sales of the Company.

      Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation

      The Company has an extensive infrastructure and distribution system to transport and store its products. Other than storage facilities located at production plants, the Company used approximately 165 locations to store and handle its products in the field in 2002. The Company owns or leases in excess of 5,000 railcars.

      Transportation costs add significantly to the total amounts paid by purchasers of potash. Producers have a definite advantage in markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the FSU, Germany, Israel and Jordan) to compete effectively in some of the Company’s traditional markets.

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

      With respect to phosphates, the Company has long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which it receives and stores raw materials for, as well as the products manufactured by, the Aurora facility. The Company uses barges and tug boats to transport solid products, phosphoric acid, sulfuric acid and sulfur between the Aurora facility and Morehead City, North Carolina. Raw materials and products are also transported to and from the Aurora facility by rail. The Company transports sulfur it purchases from Canada primarily in large, dedicated unit trains. Both CSX Corporation and Norfolk Southern Corporation serve the Aurora facility. The Company also built a multi-purpose ocean going vessel to carry raw material and products to and from the Aurora facility. The Company receives ammonia for its phosphate operations at Aurora through its ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora facility.

      Sulfur is delivered to the White Springs facility, primarily by unit trains from Canada and by rail from multiple domestic sources. Until 1999 the Norfolk Southern Corporation was the only railroad providing service for the White Springs facility. However, a nearby transload facility at Lake City, Florida, which became operational in 1999, is serviced by the CSX Corporation. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. The Company also ships some of its products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina, for offshore sales.

      Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean going vessels. Sulfur is delivered to the Geismar facility by truck and rail.

      The Company makes domestic deliveries of animal feed products (bulk and bagged) by rail or truck from its manufacturing facilities and from several warehouses supplied from its manufacturing facilities.

      The Company distributes its nitrogen products by barge, railcar, truck, and direct pipeline to its customers and through its strategically located storage terminals in high consumption areas. The Company leases or owns approximately 50 nitrogen terminal facilities with an aggregate storage capacity of approximately 450,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

      The Company distributes products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. The Company’s distribution operations in Trinidad employ two long-term chartered ocean-going vessels and utilizes short term and spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

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

      The Company’s potash competition includes three North American producers and potash producers located outside North America in the FSU, Israel, Jordan and Germany. Because of the high capital cost and lead time required to construct a new mine, the Company’s principal competition is expected to continue to come from the owners of existing operations.

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

      The Company’s principal advantages at Aurora and White Springs in competing with other producers is that it operates integrated phosphate mine and phosphate processing complexes, while most of its competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their chemical processing plants, thus incurring substantially higher transportation costs.

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

      The Company also competes with governmental enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia and Australia.

      The animal feed supplement business in the phosphate segment is commodity-like, however, opportunities to nutritionally differentiate exist. The Company has a significant presence in the domestic feed supplement market.

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

Employees

      At December 31, 2002, the Company actively employed 5,199 persons, of whom 1,842 were salaried and 3,357 were hourly paid. Of these employees, the Company’s potash operations employed 1,756 people, the phosphate operations 2,150, and the nitrogen operations 853. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 240. The Company’s sales group employed 200 people.

      The Company has entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2005. The Lanigan agreement expires on January 31, 2006. The Company and the Rocanville Potash Employees Association have a contract that expires on May 31, 2003. The agreement between IMC and the union representing the employees at the Esterhazy mine expires on January 31, 2004. The union agreement at PCS Cassidy Lake expires December 31, 2004. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2003 and the collective agreement at the PCS Purified Phosphates facility in Cincinnati expires November 1, 2004. PCS Nitrogen has one location in Memphis with a collective bargaining agreement which expires

September 17, 2004. In addition, the agreement between BPC and the union representing employees at the Lima plant expires February 17, 2006. The Company believes its relations with its employees to be good.

Royalties and Certain Taxes

      Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. The Company’s taxes, fees and royalty expenses were $60.1 million in 2002.

      The Company is subject to capital tax on its paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and its taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 2002, the Company paid capital tax of $5.4 million and surtax of $11.4 million.

      The Company pays royalties to the New Brunswick government on the basis of production from its New Brunswick mine. In addition, the Company pays municipal taxes. The Company’s expenses for such royalties and municipal taxes were $4.4 million in 2002.

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

      The effective consolidated rate for 2002 and 2001 was 36% of pre-tax income.

Environmental Matters

      The Company’s operations are subject to numerous environmental requirements under Canadian, U.S., Chilean, Brazilian and Trinidad and Tobago federal, provincial, state and local laws and regulations. Such laws and regulations govern, among other matters, air emissions, waste water discharges, land use and reclamation and solid and hazardous waste management. Many of these laws, regulations, and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The resolution of a U.S. federal grand jury investigation regarding environmental matters at the Geismar facility is discussed under the heading “Legal Proceedings”.

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

Environmental Expenditures

Reclamation and Restoration Costs

      Site restoration and reclamation costs have been accrued for various sites. At December 31, 2002, the Company had accrued the following amounts for site reclamation and restoration: $28.1 million for the Aurora facility, $51.0 million for the White Springs facility, $15.3 million for certain PCS Joint Venture facilities, $0.3 million for various sulfur facilities, and $3.9 million for the Cassidy Lake facility. The current portion of restoration and reclamation costs accrued in 2002 totalled $18.6 million. These amounts represent the Company’s current estimate of potential site restoration and reclamation costs as last assessed in December 2002. The expenditures are generally incurred over an extended period of time.

      Annual environmental expenditures for reclamation and restoration during the year ended December 31, 2002 were $54.6 million. Of this amount, $45.2 million was charged to operations, $6.1 million was capitalized and $3.3 million was charged against accrued reclamation costs.

Capping of Byproduct Gypsum Stacks

      Production of phosphoric acid also produces gypsum, which is normally placed in above-ground storage areas called gypsum stacks. Various jurisdictions have established programs that require companies to reduce the potential environmental impacts associated with gypsum stacks. In Florida, these regulations require companies to “cap” the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity (for the Company, in approximately 35 years at current operating rates), or if groundwater standards are not being met. The Company has submitted documentation to the Florida Department of Environmental Protection (“FDEP”) to demonstrate its compliance with the groundwater standards. The Company expects to be allowed to continue using the three gypsum stacks at the White Springs facility for their remaining useful lives. At December 31, 2002, a balance of $33.3 million was included in accrued reclamation costs for this gypsum stack capping requirement. The obligations of White Springs regarding the gypsum stacks are guaranteed by PCS pursuant to Florida’s financial assurance regulatory requirements. The State of Florida is presently reviewing, and is expected to revise, its financial assurance requirements to ensure that responsible parties have sufficient resources to cover all closure and post closure costs and liabilities associated with gypsum stacks. This review may result in the imposition of more stringent requirements to demonstrate financial responsibility and/or inclusion of a greater scope of closure and post-closure costs than under current law.

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

Environmental Operating Costs and Capital Expenditures

      The Company anticipates that its operating and capital expenditures related to environmental regulatory matters in 2003 will not differ materially from the range of amounts expended within the past two years.

      The Company’s operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing on-going operations were approximately $20.9 million for the year ended December 31, 2002 as compared to $21.8 million for the year ended December 31, 2001.

      The Company routinely undertakes capital projects to improve pollution control facilities. In 2002, a total of approximately $5.5 million in capital expenditures (exclusive of capitalized reclamation expenditures) was spent to meet the Company’s environmental control objectives as compared to $14.5 million in 2001. The Company expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

      With respect to air emissions, the Company anticipates that additional expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the U.S. federal Clean Air Act, as amended, in 1990. Both federal and state regulation of hazardous air pollutants are expected to require additional air emission control equipment and increased operating expenditures at some U.S. facilities. In particular, recent rules require specific new controls for hydrogen fluoride emissions in phosphoric acid production. Some states, including Louisiana, also regulate ammonia and nitric acid as hazardous air pollutants. Further, the U.S. Environmental Protection Agency (“EPA”) has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards and has issued a number of regulations establishing requirements to reduce nitrogen oxide (NOx) emissions and other criteria air pollutant emissions. Louisiana and Georgia are considering approaches for atmospheric ozone control which may include additional controls and restrictions for NOx. The Company continues to monitor developments in these various programs and to assess their potential impact on the Company’s operations.

      The Clean Air Act operating permit program requires the addition of enhanced emissions monitoring equipment at some facilities, as well as the imposition of permit fees based upon facility air pollutant emissions. It has been and may be necessary for the Company to obtain preconstruction air permits (under either the federal Prevention of Significant Deterioration or New Source Review programs) when the Company expands U.S. plants. Such permits impose certain restrictions on air pollutant emissions from the expanded plants and compliance with those restrictions sometimes require installation and use of pollution control devices.

Site Assessment and Remediation

      The Company has previously incurred and expects to continue to incur costs and liabilities in connection with its and its predecessors’ past and current waste disposal practices and ownership and operation of real property and facilities, as well as its mining activities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. In the course of its current and former operations, including those of divested and acquired businesses, the Company has generated, and with respect to its current operations, continues to generate wastes that could result in liability for the Company under these laws.

      In 1998, the Company, along with other parties, was notified by EPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property (collectively referred to as the “Landia Site”). In 1999, PCS Joint Venture signed an Administrative Order on Consent with EPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is continuing on schedule and is projected to be completed in June 2003. A pilot program to evaluate remedial technologies has been approved and is expected to be completed in 2003.

      In 1994, PCS Joint Venture responded to requests for information from both EPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. Subsequent investigations have confirmed the presence of lead-contaminated soil and groundwater at the site. PCS Joint Venture believes that this lead contamination is attributable to former operations at the site prior to PCS Joint Venture’s ownership. PCS Joint Venture submitted a proposed Corrective Action Plan (“CAP”) to GEPD in 1999. PCS Joint Venture has also conducted and submitted an assessment of the site. GEPD continues to review the assessment and the CAP and had requested additional data on the site in 2002. GEPD has not yet made a decision regarding further action at the site.

      PCS Joint Venture is cooperating with regulatory authorities in their investigations of the Lakeland and Moultrie sites. It is also attempting to determine the number and location of other parties who may be liable for remediation at Lakeland. However, because site assessments are on-going and because other parties may be liable for some or all costs of remediation the ultimate liability of PCS Joint Venture has not yet been determined.

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

      The Company’s facility in Geismar, Louisiana, is subject to various permit requirements under the Clean Air Act and has applied for a Title V operating permit for each of four operating areas at the plant. Pursuant to a Compliance Order issued by the Louisiana Department of Environmental Quality in 2001, the Company reviewed its air permits and air permit applications and has provided information to address certain deficiencies in its initial Title V permit application. The Company continues to provide information to and cooperate with the Louisiana DEQ on the development of the Title V permits.

      A significant portion of the Company’s phosphate reserves in Aurora, North Carolina is located in wetlands and, under the Clean Water Act, a permit must be obtained from the U.S. Army Corps of Engineers (the “Corps”) before mining activity that will disturb the wetlands may occur. On August 14, 1997, the Corps issued a permit to the Company granting approval to mine certain areas, subject to mining being completed no later than 2017. The permit contains a section on wetlands mitigation approach and methods regarding wetland impacts associated with mining covered by the permit. The Company has acquired additional land adjacent to the Aurora Facility for mitigation purposes. In order to demonstrate the feasibility of such activities, as of December 31, 2002, the Company had created or restored 2,904 acres of wetlands.

      On May 6, 1999, the Southern Environmental Law Center (“SELC”) and the Pamlico-Tar River Foundation (“PTRF”) gave notice to the EPA and the Department of the Army of their intent to file a citizens suit under the Clean Water Act contesting the August 14, 1997 Corps permit. On April 4, 2002, a complaint was filed by the PTRF against the U.S. Army Corps of Engineers, U.S. EPA, several individual employees of those governmental agencies and the Company in U.S. District Court for the Eastern District of North Carolina. PTRF alleges that EPA and the Corps, in the issuance of the permit, violated certain requirements under the Clean Water Act and the National Environmental Policy Act governing their evaluation of the activities to be permitted and of reasonable and practicable alternatives to those activities. PTRF seeks a declaratory judgment from the Corps to revoke the mining permit and to further consider alternatives to the current mining plan before issuing a new permit. The Company believes that the permit was properly issued and intends to vigorously defend this lawsuit. The Company continues to mine in accordance with the permit under the supervision of the Corps and does not expect the claim to have a material adverse effect on the Company’s financial condition or results of operations.

      In addition to the wetlands permit from the Corps, the Company also needs additional authorizations from agencies of the State of North Carolina to continue its mining activities in North Carolina. The Company is required to have State mining permits that contain bonding and reclamation requirements. The Company has a State mining permit for the areas presently being mined by the Company that is effective through 2003, but this permit must be amended periodically to add additional acreage during this period. A renewal application for this permit has been submitted. The Company also holds another mining permit from the State for the area of the property that contains the wetlands covered by the permit issued by the Corps. This State permit has been renewed until 2005. In addition, on November 2, 2000 the Company applied for authorization from the Corps to continue its mining advance on the peninsula it is currently mining once the currently permitted reserves on that peninsula have been depleted.

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

      Land reclamation at White Springs is currently performed pursuant to federal, state, and local regulatory approvals granted in 1996 and 1997 to implement the 1995 MOA. The MOA provides for mitigation of mining impacts in a portion of the mining area, particularly impacts to wetlands, to be done through funding of public acquisition of environmentally sensitive lands in the region. Land reclamation continues to be done on-site but is undertaken using the alternate standards of the MOA which do not require the on-site reclamation of wetlands and which allow for the construction of lands that are expected to be of greater future utility. The Company’s contributions for the land acquisition program through 2002 totalled $6.15 million.

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

Potash Decommissioning Regulations

      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (D&R) plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. Pursuant to the regulations, the Company filed D&R plans with the Minister of the Environment for Saskatchewan in the spring of 1997. In February 1998, the Company was advised that, although the D&R plans were technically acceptable, the regulatory agency did not accept the schedule proposed to decommission the waste salt piles. Following further discussions between the provincial potash industry and the regulatory agency, the Company was advised in July 2000 that the D&R plans submitted in 1997 were accepted, provided that the plans are revised by 2005. A government-industry task force was established to produce mutually acceptable revisions of the plans which would incorporate a cost benefit analysis of the decommissioning options. The process of revising the D&R plans is continuing. In 2001, agreement was reached with the Provincial Government on the financial assurances for the D&R plan to cover the interim period before 2005. In July 2001, a Cdn$2.0 million Letter of Credit was posted and it will remain in effect until the revised plans are accepted. Because of the uncertainty regarding the final nature of the D&R plans, the timing of implementation and the structure of the financial assurance, the Company is unable, at this time, to accurately estimate the financial implications of the plans.

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

      The Company, like other industrial and commercial entities, has heightened its evaluation of potential security concerns associated with its operations. In particular, at its nitrogen facilities, the Company continues to assess its current security measures, and has independently adopted enhancements there. Further, the Company has implemented procedures for contract transporters which contribute to safer transportation and delivery of many of the Company’s products. In the United States, Congress is considering federal legislation designed to reduce the risk and enhance advance detection of future terrorist acts at industrial facilities. Moreover, several governmental agencies and industry groups are considering regulatory or program enhancements and initiatives to the same end. At this time, the Company is unable to predict the potential costs to it of any such governmental programs or voluntary initiatives.

      In 2002, the Canadian government ratified the Kyoto protocol which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. It is expected that, by then, the Company’s potash divisions will be required to use energy more efficiently or purchase “credits”. However, at this time, the Company is unable to predict the impact of this initiative as plans for implementing the protocol have not yet been developed by the government. The United States is not presently expected to ratify the Kyoto protocol and has announced plans for voluntary programs and incentives. At this time, the Company cannot assess the impact of these programs or incentives.

Executive Officers of the Company

      The name, age, period of service and position held for each of the executive officers of the Company as at March 15, 2003 are as follows:

		Served
Name	Age	Since	Position Held

WILLIAM J. DOYLE	52	1987	President and Chief Executive Officer
JAMES F. DIETZ	56	1997	Executive Vice President and Chief Operating Officer
WAYNE R. BROWNLEE	50	1988	Senior Vice President, Treasurer and Chief Financial Officer
JOHN L. M. HAMPTON	49	1988	Senior Vice President, General Counsel and Secretary
BETTY-ANN L. HEGGIE	49	1981	Senior Vice President, Corporate Relations
BARRY E. HUMPHREYS	59	1976	Senior Vice President and Chief Information Officer
BARBARA JANE IRWIN	47	2000	Senior Vice President, Administration
G. DAVID DELANEY	42	1997	President, PCS Sales
GARTH W. MOORE	54	1982	President, PCS Potash
THOMAS J. REGAN, JR	58	1995	President, PCS Phosphate
KAREN G. CHASEZ	49	2000	Vice President, Procurement, PCS Administration (USA)
ROBERT A. JASPAR	44	1997	Vice President, Internal Audit
DONALD R. ROBERTS	63	1993	Vice President, Safety, Health and Environment, PCS Administration (USA)
DENIS A. SIROIS	47	1978	Vice President and Corporate Controller

      All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President and Chief Operating Officer of the Company from July 1, 1998 to July 1, 1999 and was President PCS Sales from March 1997 to July 1998. Mr. Dietz was Executive Vice President of PCS Nitrogen from March 1997 to July 1998 and President of PCS Nitrogen from July 1998 to November 2000. On July 12, 1999, Mr. Brownlee was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brownlee was Senior Vice President Expansion and Development from May 1995 to July 1999. On July 12, 1999, Mr. Humphreys was appointed Senior Vice President and Chief Information Officer. Mr. Humphreys was Senior Vice President Finance and Treasurer and Chief Financial Officer from December 1989 to July 1999. Prior to October 2000, Ms. Irwin was a Consultant and Principal with Hewitt Associates LLC, human resources consultants. Mr. Delaney was appointed President, PCS Sales on March 24, 2000. Mr. Delaney was Vice President, Industrial Sales of PCS Sales from March 1997 to March 24, 2000. Mr. Regan was Executive Vice President of PCS Phosphate from March 1997 to July 1999. Ms. Chasez was Vice President, Administration & Business Affairs for British Sulphur North America Inc. from June 1990 to May 2000. Mr. Jaspar was Director, Internal Audit from January to November 2000 and Senior Auditor of the Corporation from July 1997 to December 1999. Mr. Roberts was Vice President, Technical Services, PCS Potash from April 1997 to May 2000.

ITEM 3.     Legal Proceedings.

Geismar Facility Investigation

      On September 10, 2002, the Company’s wholly owned subsidiary, PCS Nitrogen, Inc. agreed to conclude the federal grand jury investigation and parallel state investigations of its Geismar, Louisiana facility by pleading guilty to one felony violation of the Clean Air Act in the United States District Court for the Middle District of Louisiana and one felony violation of analogous state law in each of the Eighteenth and Twenty-third Judicial Districts of the State of Louisiana pursuant to plea agreements entered into with each of the federal and state prosecutors. The plea agreements call for the Company to pay a fine of $1.75 million to the U.S. government and $125,000 to each of the two state judicial districts. The amount of the fines is covered by a provision recorded in the second quarter of 2002.

      At a sentencing hearing held on March 17, 2003 the U.S. District Court approved the federal plea agreement and also imposed on the Company a five year probationary period. The Company expects to obtain judicial approval of and resolve the state court proceedings by March 31, 2003. In addition, one current and two former Geismar plant employees each have pleaded guilty to one misdemeanor violation of state or federal environmental laws.

Environmental Proceedings

      For a description of certain environmental proceedings involving the Company, see “Environmental Matters” under Items 1 and 2.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      The information under “Common Share Prices and Volumes”, “Shareholder Information — Ownership, — Dividends” on page 64 and “11 Year Report” on page 40 in the registrant’s 2002 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

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

ITEM 6.     Selected Financial Data.

      The information under “11 Year Report” on page 40 in the registrant’s 2002 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      On March 4, 2003, the Company issued $250 million principal amount of 10-year 4.875% notes under its shelf registration statement. The net proceeds from the offering of the notes were used to repay outstanding short-term loans under the Company’s Term Credit Agreement (approximately $90 million) and to repay outstanding commercial paper (approximately $156 million).

      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 20 through 39 in the registrant’s 2002 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Risks Associated with Financial Instruments” on page 33 in the registrant’s Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 8.     Financial Statements and Supplementary Data.

      The Consolidated Financial Statements contained on pages 43 through 62 in the registrant’s 2002 Annual Report, filed as Exhibit 13, are incorporated herein by reference.

ITEM 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

II-1

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

      The information under “Election of Directors” in the 2003 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Company” in Part I.

ITEM 11.     Executive Compensation.

      The information under “Executive Compensation” in the 2003 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Each incorporation by reference shall be deemed not to include the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information under “Ownership of Shares” and “Election of Directors” in the 2003 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information about shares of Potash Corporation of Saskatchewan Inc. that may be issued under the Company’s compensation plans, as of March 15, 2003:

	(a)	(b)	(c)

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average exercise	available for future issuance
	exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants and	plans (excluding securities
Plan Category	warrants and rights	rights (as at Dec. 31/02)	reflected in column(a))

Equity compensation plans approved by security holders	5,787,375	$65.98	691,900
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	5,787,375	$65.98	691,900

ITEM 13.     Certain Relationships and Related Transactions.

      The information under “Election of Directors” and “Executive Compensation” in the 2003 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

ITEM 14.     Controls and Procedures.

      Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

      Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

III-1

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of Documents Filed as Part of this Report

1.   Consolidated Financial Statements in Annual Report

      The Consolidated Financial Statements contained on pages 43-62 in the registrant’s 2002 Annual Report, filed as Exhibit 13, are incorporated under Item 8 by reference.

2.   Schedules

      All Schedules are omitted because the required information is inapplicable or is presented in the Consolidated Financial Statements.

3.   Exhibits

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(c)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.

4(d)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(e)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(f)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(t)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(w)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant, effective January 2003.

10(z)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(aa)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

Exhibit
Number	Description of Document

10(bb)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(cc)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002.

10(dd)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(hh)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ii)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(jj)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(kk)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ll)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12 to the registrant’s report on Form 8-K dated February 27, 2003.

13	2002 Annual Report. The 2002 Annual Report, except for those portions that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.

21	Subsidiaries of the registrant.

23	Consent of Deloitte & Touche LLP.

99(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Section 906 Certification is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.

99(b)	2003 Notice of Meeting, Proxy Circular and Form of Proxy. The 2003 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.

(b)	Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE

William J. Doyle
President and Chief Executive Officer
March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD E. PHILLIPS Donald E. Phillips	Chairman of the Board	March 26, 2003

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Senior Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	March 26, 2003

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	March 26, 2003

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	March 26, 2003

/s/ DOUGLAS J. BOURNE Douglas J. Bourne	Director	March 26, 2003

/s/ WADE FETZER III Wade Fetzer III	Director	March 26, 2003

/s/ DALLAS J. HOWE Dallas J. Howe	Director	March 26, 2003

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	March 26, 2003

Signature	Title	Date

/s/ MARY MOGFORD Mary Mogford	Director	March 26, 2003

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	March 26, 2003

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	March 26, 2003

/s/ JACK G. VICQ Jack G. Vicq	Director	March 26, 2003

/s/ THOMAS J. WRIGHT Thomas J. Wright	Director	March 26, 2003

CERTIFICATIONS

I, William J. Doyle, certify that:

1.	I have reviewed this annual report on Form 10-K of Potash Corporation of Saskatchewan Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ WILLIAM J. DOYLE

William J. Doyle
President and Chief Executive Officer

I, Wayne R. Brownlee, certify that:

1.	I have reviewed this annual report on Form 10-K of Potash Corporation of Saskatchewan Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer and Chief Financial Officer

PRINTED IN CANADA

O09156

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(c)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.

4(d)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(e)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(f)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(t)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(w)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant, effective January 2003.

10(z)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(aa)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

Exhibit
Number	Description of Document

10(bb)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(cc)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002.

10(dd)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(hh)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ii)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(jj)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(kk)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ll)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12 to the registrant’s report on Form 8-K dated February 27, 2003.

13	2002 Annual Report. The 2002 Annual Report, except for those portions that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.

21	Subsidiaries of the registrant.

23	Consent of Deloitte & Touche LLP.

99(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Section 906 Certification is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.

99(b)	2003 Notice of Meeting, Proxy Circular and Form of Proxy. The 2003 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.