Form 10-Q
period 2003-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2003-05-07
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

     As at April 30, 2003, Potash Corporation of Saskatchewan Inc. (the “company”) had 52,095,582 Common Shares outstanding.

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
(unaudited)

	Three Months Ended
	March 31
	2003	2002

Net sales	$574.4	$464.6
Cost of goods sold	493.3	384.9

Gross Margin	81.1	79.7

Selling and administrative	23.7	22.8
Provincial mining and other taxes	18.1	19.7
Provision for plant closure	2.2	—
Foreign exchange loss (gain)	16.9	(0.5)
Other income	(4.5)	(3.2)

	56.4	38.8

Operating Income	24.7	40.9
Interest Expense	19.4	21.0

Income Before Income Taxes	5.3	19.9
Income Taxes (Note 4)	2.1	7.1

Net Income	3.2	12.8
Retained Earnings, Beginning of Period	641.4	639.8
Dividends	(13.0)	(13.0)

Retained Earnings, End of Period	$631.6	$639.6

Net Income Per Share (Note 5)
Basic	$0.06	$0.25
Diluted	$0.06	$0.24

Dividends Per Share	$0.25	$0.25

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of U.S. dollars)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$71.7	$24.5
Accounts receivable	315.7	267.8
Inventories (Note 3)	516.9	499.3
Prepaid expenses	46.4	40.4

	950.7	832.0
Property, plant and equipment	3,237.3	3,269.9
Goodwill	97.0	97.0
Other assets	500.5	486.7

	$4,785.5	$4,685.6

Liabilities
Current Liabilities
Short-term debt	$264.3	$473.0
Accounts payable and accrued charges	390.0	347.0
Current portion of long-term debt	3.4	3.4

	657.7	823.4
Long-term debt	1,269.7	1,019.9
Future income tax liability	482.9	468.9
Accrued post-retirement/post-employment benefits	206.3	195.4
Accrued reclamation costs	80.3	80.0
Other non-current liabilities and deferred credits	5.4	5.5

	2,702.3	2,593.1

Shareholders’ Equity
Share Capital	1,187.4	1,186.9
Unlimited authorization of common shares without par value; issued and outstanding 52,094,982 and 52,077,648 at March 31, 2003 and December 31, 2002, respectively
Contributed Surplus	264.2	264.2
Retained Earnings	631.6	641.4

	2,083.2	2,092.5

	$4,785.5	$4,685.6

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of U.S. dollars)
(unaudited)

	Three Months Ended
	March 31
	2003	2002

Operating Activities
Net income	$3.2	$12.8
Items not affecting cash
Depreciation and amortization	59.0	53.3
Provision for future income tax	2.1	1.5
Foreign exchange on future income tax	11.8	—
Share of earnings of investees	(2.3)	—
Provision for post-retirement/post-employment benefits	11.0	5.8

	84.8	73.4
Changes in non-cash operating working capital
Accounts receivable	(50.3)	(23.6)
Inventories	(27.9)	6.9
Prepaid expenses	(5.9)	(8.2)
Accounts payable and accrued charges	54.7	20.6
Current income taxes	(11.7)	1.0
Accrued reclamation costs	0.3	(1.4)
Other non-current liabilities and deferred credits	0.1	(0.5)

Cash provided by operating activities	44.1	68.2

Investing Activities
Additions to property, plant and equipment	(17.0)	(30.1)
Additions to other assets	(8.4)	(9.6)

Cash used in investing activities	(25.4)	(39.7)

Cash before financing activities	18.7	28.5

Financing Activities
Proceeds from long-term debt	250.0	10.0
Repayment of long-term debt	(0.2)	—
(Repayment of) proceeds from short-term debt	(208.8)	19.4
Dividends	(13.0)	(13.0)
Issuance of shares	0.5	0.6

Cash provided by financing activities	28.5	17.0

Increase in Cash and Cash Equivalents	47.2	45.5
Cash and Cash Equivalents, Beginning of Period	24.5	45.3

Cash and Cash Equivalents, End of Period	$71.7	$90.8

Supplemental cash flow disclosure
Interest paid	$1.4	$2.1
Income taxes paid	$15.9	$5.7

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

          — PCS Joint Venture, L.P.
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Limited
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M.
     — PCS Fosfatos do Brasil Ltda.

2.   Change in Accounting Policy

      Effective January 1, 2003, the company changed the method of determining cost for substantially all finished product inventories from the first in, first out method to the average cost method. This change was made to more closely align product costing with product movement. This change in accounting policy has no significant effect on the company’s results of operations or financial position for any of the periods presented.

3.   Inventories

	March 31,	December 31,
	2003	2002

	(unaudited)
Finished product	$159.0	$165.0
Materials and supplies	123.8	123.5
Raw materials	60.3	44.6
Work in process	173.8	166.2

	$516.9	$499.3

4.   Income Taxes

      The company’s effective consolidated income tax rate for the current period approximates 40 percent. In the first quarter of 2002, this rate was 36 percent.

5.   Net Income Per Share

      Basic net income per share for the period is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2003 of 52,089,000 (2002 — 51,960,000). Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the diluted net income per share calculation were 52,312,000 (2002 — 52,218,000).

6.   Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

	Three Months Ended March 31, 2003
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$160.5	$168.4	$245.5	$—	$574.4
Inter-segment net sales	2.4	2.7	11.6	—	—
Gross margin	49.4	1.9	29.8	—	81.1
Depreciation and amortization	15.3	18.6	23.2	1.9	59.0

	Three Months Ended March 31, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$143.7	$155.7	$165.2	$—	$464.6
Inter-segment net sales	2.5	2.1	4.7	—	—
Gross margin	57.9	22.3	(0.5)	—	79.7
Depreciation and amortization	11.5	18.2	21.8	1.8	53.3

7.   Pro Forma Stock Compensation Expense

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

	Three Months Ended

	March 31

	2003	2002

Net income — as reported	$3.2	$12.8
Stock compensation	(3.7)	(3.6)

Net (loss) income — pro forma	$(0.5)	$9.2

Basic net income (loss) per share
As reported	$0.06	$0.25
Pro forma	$(0.01)	$0.18
Diluted net income (loss) per share
As reported	$0.06	$0.24
Pro forma	$(0.01)	$0.18

      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001

Expected dividend	$1.00	$1.00
Expected volatility	32%	32%
Risk-free interest rate	4.13%	4.54%
Expected life of options	8 years	8 years
Expected forfeitures	10%	10%

8.   United States Generally Accepted Accounting Principles (US GAAP)

      A description of certain significant differences between Canadian GAAP and US GAAP follows:

      Marketable securities: The company’s investment in Israel Chemicals Ltd. (“ICL”) is stated at cost. US GAAP would require that this investment be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as Other Comprehensive Income (“OCI”).

      Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets.

      Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP would require that these costs be expensed as incurred.

      Asset Retirement Obligations: Asset retirement obligations are not required under Canadian GAAP. US GAAP would require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and then amortized over their estimated useful lives. The asset retirement obligation must be accreted on an annual basis.

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

      Additional minimum liability: The company’s accumulated benefit obligation for its US pension plans exceeds the fair value of plan assets. US GAAP requires that the company recognize a liability that is at least equal to the unfunded accumulated benefit obligation. If an additional liability required to be recognized exceeds unrecognized prior service cost, the excess is to be reported as OCI.

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

      Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of sales and transportation and distribution expenses be reported as an operating expense.

      Comprehensive income: Comprehensive income is not recognized under Canadian GAAP. US GAAP would require the recognition of comprehensive income.

      Depreciation and amortization: Depreciation and amortization under Canadian GAAP are higher than under US GAAP, as the net book values of property, plant and equipment and goodwill under Canadian GAAP are higher than under US GAAP.

      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity:

	Three Months Ended
	March 31
	2003	2002

	(unaudited)
Net income as reported — Canadian GAAP	$3.2	$12.8
Items increasing (decreasing) reported net income
Pre-operating costs	1.3	—
Depreciation and amortization	2.1	2.1
Accretion of asset retirement obligations	(0.8)	—
Future income taxes	(1.0)	(0.8)

Approximate net income — US GAAP	$4.8	$14.1

Weighted average shares outstanding — US GAAP	52,089,000	51,960,000

Approximate basic net income per share — US GAAP	$0.09	$0.27

Approximate diluted net income per share — US GAAP	$0.09	$0.27

	March 31,	December 31,
	2003	2002

	(unaudited)
Total assets as reported — Canadian GAAP	$4,785.5	$4,685.6
Items increasing (decreasing) reported total assets
Inventory	(7.6)	(4.0)
Available-for-sale securities (unrealized holding loss)	(6.7)	(7.7)
Fair value of natural gas hedging contracts	73.2	52.7
Property, plant and equipment	(141.3)	(143.4)
Pre-operating costs	(61.7)	(63.0)
Goodwill	(46.7)	(46.7)

Approximate total assets — US GAAP	$4,594.7	$4,473.5

	March 31,	December 31,
	2003	2002

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,083.2	$2,092.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of tax	1.6	(9.1)
Pre-operating costs	(61.7)	(63.0)
Accretion of asset retirement obligation	(0.8)	—
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	30.0	27.9
Future income taxes	61.7	62.7

Approximate shareholders’ equity — US GAAP	$1,896.0	$1,893.0

Supplemental US GAAP Disclosures

Available-for-Sale Security

      The company’s investment in ICL is classified as available for sale. The fair market value of this investment at March 31, 2003 was $111.7 and the unrealized holding gain was $18.9.

New Accounting Pronouncements

      Effective January 1, 2003 the company has adopted SFAS 143 “Accounting for Asset Retirement Obligations”. This pronouncement requires that the fair value of a liability for an asset retirement obligation be recognized. The fair value of this liability is added to the carrying amount of the associated asset and then depreciated over the life of the asset. The liability is accreted during the period through charges to operating expenses. The adoption of this pronouncement has had no significant effect on the financial position of the company. On an annual basis, the impact of accretion related to these obligations will be approximately $1.9 after tax (approximately $0.04 per diluted share).

      Effective January 1, 2003 the company also adopted FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires recognition, at the inception of the guarantee, of a liability for the fair value of the obligation undertaken in issuing the guarantee and clarifies the disclosures that are necessary. The adoption of this interpretation has not had any significant effect on the results of operations or financial position of the company.

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

      The company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss on an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is then reclassified from OCI to cost of sales. In the first quarter of 2003, $27.0 of gains were recognized in cost of sales. Of the deferred gains at the quarter end, approximately $55.8 will be reclassified to cost of sales within the next twelve months.

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

Earnings Guidance Review

      The company’s initial projection for diluted earnings per share in the first quarter of 2003 was in the range of $0.25 per share. The final result was $0.06 per diluted share. During the quarter, the Canadian dollar unexpectedly strengthened by $0.11 compared to the US dollar at December 31, 2002 resulting in a foreign exchange loss of $16.9 million ($0.19 per diluted share after tax), substantially all of which is non-cash. This was the primary cause of the variance from the company’s initial projection.

Overview of Actual Results

	Three Months Ended March 31

			Dollar	%
($ millions — except per share amounts)	2003	2002	Change	Change

Net Sales	$574.4	$464.6	$109.8	24

Gross Margin	$81.1	$79.7	$1.4	2

Operating Income	$24.7	$40.9	$(16.2)	(40)

Net Income	$3.2	$12.8	$(9.6)	(75)

Net Income per Share — Basic	$0.06	$0.25	$(0.19)	(75)

Net Income per Share — Diluted	$0.06	$0.24	$(0.18)	(75)

      During the quarter, the Canadian dollar strengthened significantly, negatively affecting the conversion of the company’s Canadian-dollar denominated balance sheet monetary items and potash production costs. Since the end of 2002, the Canadian dollar has strengthened by $0.11, resulting in a foreign exchange loss of $16.9 million compared to a gain of $0.5 million in last year’s first quarter, or a non-cash impact of $0.20 per diluted share as compared to first quarter last year. Potash production costs (including provincial mining and other taxes) were converted at an average exchange rate which strengthened $0.08 over last year’s same quarter. This lowered earnings by approximately $0.02 per diluted share, primarily on a cash basis.

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
North American	$62.4	$56.7	10	829	731	13	$75.31	$77.47	(3)
Offshore	84.5	79.3	7	1,039	933	11	$81.31	$84.99	(4)
Miscellaneous	13.6	7.7	77	—	—	—	—	—	—

	160.5	143.7	12	1,868	1,664	12	$85.92	$86.36	—

Cost of Sales
Cash costs	95.8	74.3	29				$51.28	$44.65	15
Depreciation and amortization	15.3	11.5	33				$8.19	$6.91	19

	111.1	85.8	29				$59.47	$51.56	15

Gross Margin	$49.4	$57.9	(15)				$26.45	$34.80	(24)

      Potash sales volumes were up on a year-over-year basis in both the domestic and offshore markets. Offshore sales volumes increased primarily due to record sales volumes to Brazil, where farmers continue to benefit from strong soybean prices. Domestically, year-over-year demand was up slightly which resulted in higher domestic sales volumes. Compared to the trailing quarter our market share increased. The February price increase in the domestic market has been partially successful; however, most sales in the quarter were concluded prior to the price increase being effective and average prices realized did not reflect the increase. Therefore, domestic prices were flat as compared to the trailing quarter. In the offshore markets, Canpotex has agreed to flat pricing with Chinese and Japanese buyers for the first half of 2003 but has achieved price increases in Brazil and other spot markets. These offshore price increases have been more than offset by escalating freight rates throughout the quarter.

      The number of shutdown weeks in the first quarter of 2003 was unchanged from the same period last year. Higher per unit cost of sales for potash resulted primarily from higher natural gas prices and a stronger Canadian dollar.

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Fertilizer — liquids	$42.0	$36.1	16	176	169	4	$239.39	$213.37	12
Fertilizer — solids	38.5	24.8	55	234	157	49	$164.54	$157.51	4
Feed	47.5	54.4	(13)	232	244	(5)	$204.43	$222.91	(8)
Industrial	39.1	39.3	—	122	120	2	$320.92	$328.06	(2)
Miscellaneous	1.3	1.1	18	—	—	—	—	—	—

	168.4	155.7	8	764	690	11	$220.41	$225.65	(2)

Cost of Sales
Cash costs	147.9	115.2	28				$193.57	$166.95	16
Depreciation and amortization	18.6	18.2	2				$24.35	$26.38	(8)

	166.5	133.4	25				$217.92	$193.33	13

Gross Margin	$1.9	$22.3	(91)				$2.49	$32.32	(92)

      Solid fertilizer sales volumes increased significantly due to the restart of the company’s DAP capacity at White Springs and the ability to convert this additional production into domestic sales. Sales volumes of liquid fertilizers increased over the comparable quarter last year due to good dealer fill as dealers built inventories for the spring season. Feed volumes were down slightly in the domestic market due to additional capacity from two competitors, reduced beef and poultry production in the US and increased usage of meat and bone meal and phytase. Offshore feed volumes were down due to competitive pressures caused by new capacity in Asia and Latin America. To reduce feed inventories, the company lowered its production rate and sold from inventories, negatively affecting costs.

      Prices for liquid and solid fertilizers in the domestic market increased primarily due to strong demand and tight supplies. Although demand grew in the offshore market, new capacity from competitors more than offset this, resulting in oversupply and competitive pressures on prices. Feed prices in the domestic market decreased for the same reason. Industrial prices have come under pressure due to imports from China and Israel.

      The increase in the unit cost of sales was primarily due to the increase in sulfur and ammonia input costs and partly due to lower feed operating rates. The average price of sulfur increased 73 percent over the same period last year while ammonia increased 23 percent over the same period. The company is beginning to benefit from lower rock costs in its costs of production with the move to a higher-quality rock deposit situated adjacent to the plant at Aurora.

      The purified acid expansion in Aurora, NC was completed in February and the first production of high-quality food grade product began eight days later. Moving forward, this plant should provide a significant competitive advantage for the company as it is expected to be amongst the lowest-cost producers in the world.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Ammonia	$79.0	$48.6	63	433	465	(7)	$182.37	$104.56	74
Urea	73.0	47.7	53	418	378	11	$174.66	$126.24	38
Nitrogen Solutions	20.5	16.8	22	194	213	(9)	$105.96	$78.80	34
Ammonium nitrate and nitric acid	39.5	32.6	21	360	322	12	$109.72	$101.24	8
Miscellaneous	3.6	4.3	(16)	—	—	—	—	—	—

	215.6	150.0	44	1,405	1,378	2	$153.45	$108.85	41
Purchased	29.9	15.2	97	155	147	5	$192.90	$103.40	87

	$245.5	$165.2	49	1,560	1,525	2	$157.37	$108.33	45

Fertilizer	$101.8	$69.1	47	674	714	(6)	$151.04	$96.78	56
Feed and Industrial	143.7	96.1	50	886	811	9	$162.19	$118.50	37

	245.5	165.2	49	1,560	1,525	2	$157.37	$108.33	45

Cost of Sales
Cash costs	192.5	143.9	34				$123.40	$94.36	31
Depreciation and amortization	23.2	21.8	6				$14.87	$14.30	4

	215.7	165.7	30				$138.27	$108.66	27

Gross Margin	$29.8	$(0.5)	—				$19.10	$(0.33)	—

      The spike in natural gas prices during the quarter once again demonstrated the value of the company’s Trinidad assets where it can produce half its total ammonia under long-term, low-cost gas contracts. Prices for all nitrogen products were significantly higher than in the first quarter of 2002 as high domestic gas prices during the quarter resulted in temporary curtailments of US capacity and tighter supply/demand. In addition, fewer export tonnes entered the domestic market primarily due to the strike in Venezuela.

      Sales volume for ammonia decreased primarily due to lower operating rates at Memphis and Lima. Urea sales volumes were up as there was more production from the company’s Trinidad plant and production from the Lima plant’s granulator (which had not produced in the first quarter of last year). Nitrogen solutions sale volumes are down as the company stopped producing solutions at its Geismar plant for 45 days in the quarter. Good demand resulted in increased sale tonnes of ammonium nitrate.

      The average unit cost of natural gas in the first quarter of this year ($2.92 per MMBtu) increased 38 percent over the comparable period last year ($2.12 per MMBtu) as some high-priced gas was consumed in March in order to fulfill product supply commitments. The company also lowered ammonia operating rates at Memphis and Lima and curtailed nitrogen solutions production at Geismar. The combination of these factors were the primary cause of the increase in the unit costs on manufactured products.

      During the quarter the company took advantage of the spike in natural gas prices and announced on February 25 that it had liquidated its 2003 gas futures contracts. Any gains realized by the company will be recognized in the months that those futures contracts would have matured and the related inventory is sold.

Expenses and Other Income

	Three Months Ended March 31

			%
($ millions)	2003	2002	Change

Selling and Administrative	$23.7	$22.8	4
Provincial Mining and Other Taxes	18.1	19.7	(8)
Provision for Plant Closure	2.2	—	—
Other Income	4.5	3.2	41
Interest Expense	19.4	21.0	(8)
Income Taxes	2.1	7.1	(70)

      Selling and administrative expenses increased primarily due to increases in salaries and benefits and consulting and professional fees.

      Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine-by-mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold. The decrease in Provincial Mining and Other Taxes for the quarter was primarily due to reduced per tonne profits due to the increase in unit cost of sales.

      During the quarter the company shut down its Kinston, NC feed plant in an efficiency move, resulting in a provision for plant closure.

      Other income has increased primarily due to equity earnings of SQM. The company began to account for this investment on the equity basis in the fourth quarter of 2002.

      The weighted average interest rate on short-term debt outstanding in the first quarter of 2003 was 1.4 percent (2002 — 2.2 percent). Weighted average short-term debt outstanding in the first quarter of 2003 was $416.7 million (2002 — $515.2 million). Weighted average long-term debt outstanding in the first quarter of 2003 was $1,106.4 million (2002 — $1,017.0 million). The weighted average interest rate on the long-term debt outstanding was 7.2 percent in the first quarter of 2003 (2002 — 7.4 percent). The increase in weighted average long-term debt outstanding and decrease in weighted average short-term debt outstanding was primarily due to the company issuing $250.0 million of 4.875 percent notes due 2013 during the quarter pursuant to its shelf registration statement, the net proceeds of which were used to pay down short-term debt.

      The effective consolidated tax rate for the first quarter of 2003 was 40 percent (2002 — 36 percent) of income before income taxes. The increase in the effective rate was primarily due to the expiration of the last tax holiday in Trinidad. The tax provision for the first quarter of 2003 was all future income taxes (in first quarter 2002 the current/future split was 80 percent current and 20 percent future). The decrease in the current portion of the provision was primarily due to utilization of tax losses in the US as well as certain reclassifications from current to future income taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

	Three Months Ended March 31

			%
($ millions)	2003	2002	Change

Cash provided by operating activities	$44.1	$68.2	(35)
Cash used in investing activities	(25.4)	(39.7)	(36)
Cash provided by financing activities	28.5	17.0	68

      The decrease in cash provided by operating activities in the first three months of 2003 as compared with 2002 was primarily due to increases in accounts receivable due to higher sales to Brazil and an increase in inventories primarily due to the effect of the natural gas hedges and building inventories for the spring season. This was partially offset by the increase in accounts payable principally due to higher natural gas prices.

      The decrease in cash used in investing activities as compared to first quarter 2002 was primarily due to the construction of the DFP plant and purified acid plant at Aurora and the purchase of the Joplin feed plant in 2002.

      The company paid dividends of $13.0 million in the first three months of 2003 (2002 — $13.0 million). During the period the company issued $250.0 million of 4.875 percent notes due 2013 under its shelf registration statement. The net proceeds from the notes were used to repay short-term debt.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Payments Due by Period

	Dollars (millions)

	Total	Within 1 year	2 to 3 years	4 to 5 years	Over 5 years

Long-term Debt	$1,273.1	$3.4	$11.8	$401.9	$856.0
Operating Leases	319.7	43.9	77.4	60.7	137.7
Raw Material Purchase Commitments	1,150.2	152.9	194.7	183.9	618.7
Other Commitments	36.0	11.9	22.7	1.4	—
Other Long-Term Liabilities	308.6	21.3	76.4	84.2	126.7

Total	$3,087.6	$233.4	$383.0	$732.1	$1,739.1

      Long-term debt consists of $1,250.0 million of notes payable that were issued under shelf registration statements, $13.2 million Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement and commitments of $4.0 million payable over four years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.75 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The notes are subject to covenants and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements.

      Operating leases consist primarily of three items. The first is railcars that are used to transport finished goods and raw materials. These leases extend out to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad. These leases extend to 2008. The operating lease amounts disclosed in the above table were updated as at March 31, 2003.

      The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and prices based on market rates at the time of delivery. The commitments included in the above table are based on the market prices as at March 31, 2003. The company’s Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities. The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. This agreement sets base price (less volume discounts) through to December 2003. Prices in subsequent years are subject to renegotiation. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

      The company has a contractual commitment for mining of nitrates which is in effect until 2005, an acid storage agreement that is in effect until 2004 and contracts to purchase limestone that run through to 2007.

      Other long-term liabilities include accrued post-retirement/post-employment benefits and accrued reclamation costs.

LIQUIDITY

	Dollars (millions)

			Amount
	Total	Amount Outstanding at	Available at
	Amount	March 31, 2003	March 31, 2003

Syndicated Credit Facility	$650.0	$—	$385.7
Lines of Credit	120.4	—	107.5
Commercial Paper	500.0	264.3	235.7
US Shelf Registration	2,000.0	1,250.0	750.0

      The company has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total committed amount less the amount of commercial paper outstanding. The lines of credit are also renewable annually and the amount available is reduced by outstanding letters of credit. Both the syndicated credit facility and the lines of credit have financial and other covenants which the company must comply with at each quarter end. The principal covenants require debt to capital of less than 0.55:1, long-term debt to EBITDA of less than 3.5:1, tangible net worth greater than $1,250.0 million and debt of subsidiaries less than $250.0 million. The company was in compliance with these covenants at March 31, 2003.

      The company also has a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on the company’s rating by Dominion Bond Rating Service (“DBRS”) and conditions in the money markets. The company’s commercial paper is currently rated by DBRS as R1 low which should allow unrestricted access to the money markets.

      The company has a US shelf registration statement available under which it could, if it chose, issue up to an additional $750.0 million in unsecured debt securities.

      The company believes that internally generated cash flow, supplemented by borrowing from existing financing sources, will be sufficient to meet its anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2003.

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

      The fair value of the company’s gas hedging contracts at March 31, 2003 was $73.2 million ($52.7 million at December 31, 2002). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2003 were $63.7 million (2002 — $59.2 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. PCS Yumbes purchases potash from SQM at prevailing market prices. Purchases for the first quarter of 2003 were $0.2 million (2002 — $3.3 million). PCS Yumbes had also entered into a contract with SQM to sell it 8,000 tonnes of potassium nitrate per month at an arm’s length negotiated price through to December 2003. Sales to SQM for the quarter ended March 31, 2003 were $5.0 million (there were no such sales in the first quarter of 2002). The company has no other significant related party transactions.

CRITICAL ACCOUNTING POLICIES

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada. These differ in some respects from accounting principles generally accepted in the United States. These differences are explained and quantified in Note 8 of the unaudited consolidated financial statements.

      The accounting policies followed by the company will affect the reported amount of assets, liabilities, revenues and expenses. The company has changed its method of determining the cost of finished product inventories from the first in, first out method to the weighted average method. This change in accounting policy had no significant effect on the company’s results of operations or financial position for any of the periods presented (see Note 2 to the unaudited consolidated financial statements). There were no other changes to critical accounting policies.

      During the quarter, the company’s Board of Directors decided to proceed with a policy of expensing all future stock options, such policy to be effective with the fiscal year beginning January 1, 2004.

CRITICAL ACCOUNTING ESTIMATES

      In preparing the company’s consolidated financial statements in accordance with Canadian GAAP, the company makes estimates concerning a variety of matters. Some of these matters are highly uncertain, and the estimates involve judgements made based on the information available. The company’s results of operations and financial condition could be materially affected if either (a) the company used different estimates that it could reasonably have used or (b) in the future the company changes its estimates in response to changes that are reasonably likely to occur. There was no significant change in the first quarter of 2003 to the measurement of impairment or environmental liabilities, the two estimates that the company considers most important based on the degree of uncertainty and the likelihood of a material impact if we used a different estimate.

RISK MANAGEMENT

      Understanding and managing risks is part of the company’s overall strategic planning process. The company’s Board of Directors has adopted a comprehensive approach to risk identification and risk management. From a comprehensive “risk universe” the risks likely to affect the company are identified and analyzed. Those risks are then ranked in order of importance according to severity, duration and controllability, recognizing that there are interconnections among them. The most effective way to manage these risks were identified and are being implemented. The identification and management of risk is an ongoing process because circumstances change and risks change with them.

OUTLOOK

      The company believes it is well placed to generate strong cash flow and earnings over the long term due to the high quality of its assets. Fertilizer products, which represent the majority of its sales, are a bulk commodity, where lowest delivered cost is the underpinning of a company’s long term competitive position. Rising world population and the demand for more food and better diets, with meat as a protein source, will drive fertilizer consumption growth over the long term. The company’s excess potash capacity, contrasted with the high capital cost of developing new capacity with limited world potash reserves, should well position the company’s potash business. Similarly, its low cost, extensive phosphate rock reserves, particularly in North Carolina, provide a firm foundation for its phosphate business. The company’s growing phosphate product diversification also provides some protection against new capacity developments, the world opportunities for which are more extensive than with potash. Long term, the company’s extensive nitrogen production base in Trinidad, with lower priced, indexed natural gas, should provide positive earnings support in the face of cheap offshore gas nitrogen capacity that is displacing higher cost gas nitrogen plants in North America. Utilizing its superior asset base with a view to growing earnings over time, the challenge for the company is to minimize short term earnings volatility as a result of fluctuations in demand, particularly with potash sales in offshore markets, and to fend off the impact of new capacity additions around the world, particularly in phosphate and nitrogen.

      Second-quarter volumes are off to a good start in both domestic and offshore markets. In all three nutrients, producer inventories are below their five-year average. Pricing is generally more buoyant but margins will likely continue to be squeezed by increased production input costs.

      After a strong first quarter in potash volumes, the second quarter is expected to be similar to last year, providing a healthy total at the end of the first half on a year-over-year basis. Some of the domestic price increase should be realized in the second quarter while offshore prices should be similar to the first quarter due to continued high freight rates. Higher gas costs and the strength of the Canadian dollar in the year’s second quarter compared to last year are expected to continue to negatively affect potash margins.

      In phosphate, volumes are expected to be up in all products except feed. The restart of DAP production at White Springs should increase solid fertilizer volumes and the company expects to begin shipping offshore through PhosChem in June. Industrial sales volumes should be higher with the start-up of the company’s purified acid plant expansion, and should increase the profitability of that segment of the business. Increased input costs for sulfur and ammonia are expected to continue to hurt phosphate margins, but should be partially offset by lower phosphate rock costs.

      The largest upside in second-quarter 2003 compared to second-quarter 2002 is anticipated to come from nitrogen. Approximately half of the increase in gross margin is expected to come from increased prices while the gain on the sale of the company’s natural gas futures contracts should provide the other half. The company has begun to rebuild its gas hedges for the latter months of 2003. Between the US and Trinidad, it is now 59 percent hedged for its gas needs for May through December 2003 at $2.58 per MMBtu.

      In its April guidance the company forecast the Canadian dollar exchange rate for June 30, 2003 to be 1.4724. The current exchange rate consensus estimate of the major Canadian banks for June 30, 2003 is 1.4282.

      On April 29, 2003, the company announced that Canpotex International Pte. Limited and JSC Uralkali/Bermont, a Russian potash producer, had mutually agreed to end their joint marketing agreement covering certain international markets, effective June 1, 2003.

      The continued volatility in the gas markets makes projections for 2003 extremely difficult. Higher than expected current gas prices partially offset some of the benefit of the previously liquidated natural gas hedges. However, the company continues to believe that it can earn in the range of $2.00 per diluted share in 2003 with approximately $0.90 to $1.00 in the second quarter, roughly four times the earnings in the same quarter last year. These 2003 earnings are expected to result in cash provided by operating activities of approximately $460.0 million for the year. Capital expenditures should approximate $160.0 million for the year. Outstanding shares are expected to be approximately 52.3 million.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section, relating to the period after March 31, 2003, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate the company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2003 the company’s estimated derivative commodity instruments market risk exposure was $33.0 million (2002 — $22.6 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2003 through 2008, will generally relate to changes in the spot price of anticipated natural gas purchases.

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Geismar Facility Investigation

      On September 10, 2002, the Company’s wholly owned subsidiary, PCS Nitrogen, Inc. agreed to conclude the federal grand jury investigation and parallel state investigations of its Geismar, Louisiana facility by pleading guilty to one felony violation of the Clean Air Act in the United States District Court for the Middle District of Louisiana and one felony violation of analogous state law in each of the Eighteenth and Twenty-third Judicial Districts of the State of Louisiana pursuant to plea agreements entered into with each of the federal and state prosecutors. The plea agreements call for the Company to pay a fine of $1.75 million to the US government and $125,000 to each of the two state judicial districts. The amount of the fines is covered by a provision recorded in the second quarter of 2002.

      At a sentencing hearing held on March 17, 2003 the U.S. District Court approved the federal plea agreement and also imposed on the Company a five year probationary period. The Company obtained judicial approval of and resolved the state court proceedings on March 28, 2003. In addition, one current and two former Geismar plant employees each have pleaded guilty to one misdemeanor violation of state or federal environmental laws.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(c)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(d)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(e)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(f)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

Exhibit
Number	Description of Document

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. ( the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(t)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(w)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

Exhibit
Number	Description of Document

10(y)	Long-Term Incentive Plan of the registrant, effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(z)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(aa)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(bb)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(cc)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(dd)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(hh)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ii)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(jj)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(kk)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ll)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

99	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Section 906 Certification is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.

     (b) REPORTS ON FORM 8-K

      On February 6, 2003, the company filed a current report on Form 8-K, which included as an exhibit the company’s press release concerning its financial results for the fourth quarter of 2002 and for the full year 2002.

      On February 27, 2003, the company filed a current report on Form 8-K, which included as exhibits the company’s audited consolidated financial statements as at December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, together with the Notes thereto, the company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for fiscal year 2002, the computation of ratio of earnings to fixed charges with respect to the Registrant’s shelf registration statement on Form S-3 (File No. 333-89350), and a consent of Deloitte & Touche LLP.

      On February 28, 2003, the company filed a current report on Form 8-K, which included as exhibits, in connection with the company’s issuance of $250 million principal amount of 4.875% notes due March 1, 2013, the form of the notes, the opinion of Davies Ward Phillips & Vineberg LLP as to Canadian tax matters, the consent of Torys LLP, and the consent of Davies Ward Phillips & Vineberg LLP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

May 6, 2003

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

May 6, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM J. DOYLE

William J. Doyle
President and Chief Executive Officer

Date: May 6, 2003.

C-1

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer and Chief
Financial Officer

Date: May 6, 2003

C-2

Exhibit Index

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(c)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(d)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(e)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(f)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

Exhibit
Number	Description of Document

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. ( the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(t)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(w)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

Exhibit
Number	Description of Document

10(y)	Long-Term Incentive Plan of the registrant, effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(z)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(aa)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(bb)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit (mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(cc)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(dd)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(hh)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ii)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(jj)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(kk)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ll)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

99	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Section 906 Certification is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.