Form 10-Q
period 2003-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2003-08-07
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     As at July 31, 2003 Potash Corporation of Saskatchewan Inc. (the “Company”) had 52,106,586 Common Shares outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      These interim consolidated financial statements do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the most recent annual consolidated financial statements. In management’s opinion, the unaudited consolidated financial information includes all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Income and Retained Earnings

(in millions of US dollars except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Net sales	$657.0	$492.7	$1,231.4	$957.3
Cost of goods sold	534.7	404.0	1,028.0	788.9

Gross Margin	122.3	88.7	203.4	168.4

Selling and administrative	23.9	24.0	47.6	46.8
Provincial mining and other taxes	14.8	20.3	32.9	40.0
Provision for plant closure	—	—	2.2	—
Foreign exchange loss	22.4	11.4	39.3	10.9
Other income	(11.9)	(5.6)	(16.4)	(8.8)

	49.2	50.1	105.6	88.9

Operating Income	73.1	38.6	97.8	79.5
Interest Expense	23.2	20.0	42.6	41.0

Income Before Income Taxes	49.9	18.6	55.2	38.5
Income Taxes (Note 4)	20.0	6.7	22.1	13.8

Net Income	$29.9	$11.9	33.1	24.7

Retained Earnings, Beginning of Period			641.4	639.8
Dividends			(26.1)	(26.1)

Retained Earnings, End of Period			$648.4	$638.4

Net Income Per Share (Note 5)
Basic	$0.57	$0.23	$0.64	$0.47
Diluted	$0.57	$0.23	$0.63	$0.47

Dividends Per Share	$0.25	$0.25	$0.50	$0.50

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$63.5	$24.5
Accounts receivable	300.9	267.8
Inventories (Note 3)	542.2	499.3
Prepaid expenses	39.3	40.4

	945.9	832.0
Property, plant and equipment	3,217.0	3,269.9
Goodwill	97.0	97.0
Other assets	491.1	486.7

	$4,751.0	$4,685.6

Liabilities
Current Liabilities
Short-term debt	$231.4	$473.0
Accounts payable and accrued charges	338.8	347.0
Current portion of long-term debt	3.4	3.4

	573.6	823.4
Long-term debt	1,269.4	1,019.9
Future income tax liability	516.0	468.9
Accrued post-retirement/post-employment benefits	204.5	195.4
Accrued reclamation costs	81.1	80.0
Other non-current liabilities and deferred credits	5.9	5.5

	2,650.5	2,593.1

Shareholders’ Equity
Share Capital	1,187.9	1,186.9
Unlimited authorization of common shares without par value; issued and outstanding 52,103,585 and 52,077,648 at June 30, 2003 and December 31, 2002, respectively
Contributed Surplus	264.2	264.2
Retained Earnings	648.4	641.4

	2,100.5	2,092.5

	$4,751.0	$4,685.6

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Operating activities
Net income	$29.9	$11.9	$33.1	$24.7
Items not affecting cash
Depreciation and amortization	60.0	57.7	119.0	111.0
Loss on disposal of property, plant and equipment	0.3	0.2	0.3	0.2
Foreign exchange on future income tax	13.3	7.4	25.1	7.4
Share of earnings of equity investees	(2.6)	—	(4.9)	—
Provision for future income tax	20.0	1.3	22.1	2.8
Provision for post-retirement/post-employment benefits	(1.9)	4.1	9.1	9.9

	119.0	82.6	203.8	156.0
Changes in non-cash operating working capital
Accounts receivable	14.8	32.3	(35.5)	8.7
Inventories	(24.0)	(1.5)	(51.9)	5.4
Prepaid expenses	7.2	5.4	1.2	(2.8)
Accounts payable and accrued charges	(49.5)	(13.8)	5.2	6.8
Current income taxes	(1.7)	3.8	(13.4)	4.8
Accrued reclamation costs	0.8	(0.2)	1.1	(1.6)
Other non-current liabilities and deferred credits	0.4	0.7	0.5	0.1

Cash provided by operating activities	67.0	109.3	111.0	177.4

Investing Activities
Additions to property, plant and equipment	(30.9)	(63.4)	(47.9)	(93.5)
Investment in Sociedad Quimica y Minera de Chile S.A. (“SQM”)	—	(23.2)	—	(23.2)
Dividends received from equity investees	4.0	—	4.0	—
Additions to other assets	(2.5)	(6.2)	(10.8)	(15.7)

Cash used in investing activities	(29.4)	(92.8)	(54.7)	(132.4)

Cash before financing activities	37.6	16.5	56.3	45.0

Financing Activities
Proceeds from long-term obligations	—	0.3	250.0	10.3
Repayment of long-term obligations	(0.3)	(0.6)	(0.5)	(0.6)
Repayment of short-term obligations	(32.8)	(64.0)	(241.6)	(44.6)
Dividends	(13.1)	(13.1)	(26.1)	(26.1)
Issuance of shares	0.4	2.6	0.9	3.2

Cash used in financing activities	(45.8)	(74.8)	(17.3)	(57.8)

(Decrease) Increase in Cash and Cash Equivalents	(8.2)	(58.3)	39.0	(12.8)
Cash and Cash Equivalents, Beginning of Period	71.7	90.8	24.5	45.3

Cash and Cash Equivalents, End of Period	$63.5	$32.5	$63.5	$32.5

Supplemental cash flow disclosure
Interest paid	$38.0	$39.8	$39.4	$42.0
Income taxes paid	$4.2	$3.1	$20.1	$8.8

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

(in millions of US dollars)
(unaudited)

1.   Significant Accounting Policies

      The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 8. The accounting policies used in preparing these interim consolidated financial statements are consistent with those used in the preparation of the annual consolidated financial statements, except as disclosed in Note 2.

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
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Limited
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M.
     — PCS Fosfatos do Brasil Ltda.

2.   Change in Accounting Policy

      Effective January 1, 2003, the company changed the method of determining cost for substantially all finished product inventories from the first in, first out method to the weighted average cost method. This change was made to more closely align product costing with product movement. This change in accounting policy had no significant effect on the company’s results of operations or financial position for any of the periods presented.

3.   Inventories

	June 30,	December 31,
	2003	2002

	(unaudited)
Finished product	$188.8	$165.0
Materials and supplies	119.4	123.5
Raw materials	52.7	44.6
Work in process	181.3	166.2

	$542.2	$499.3

4.   Income Taxes

      The company’s effective consolidated income tax rate for the second quarter and year-to-date for 2003 approximates 40 percent (2002 — 36 percent).

5.   Net Income Per Share

      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2003 of 52,100,000 (2002 — 52,018,000). Basic net income per share for the year-to-date is calculated on the weighted average shares issued and outstanding for the six months ended June 30, 2003 of 52,094,000 (2002 — 51,989,000). Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. Weighted average shares outstanding for the diluted net income per share calculation for the quarter were 52,337,000 (2002 — 52,391,000) and for the year-to-date were 52,331,000 (2002 — 52,304,000).

6.   Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

	Three Months Ended June 30, 2003
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$181.1	$189.7	$286.2	$—	$657.0
Inter-segment net sales	1.2	2.8	17.2	—	—
Gross Margin	60.7	(1.0)	62.6	—	122.3
Depreciation and amortization	15.6	19.6	22.9	1.9	60.0

	Three Months Ended June 30, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$164.9	$148.7	$179.1	$—	$492.7
Inter-segment net sales	1.8	1.8	6.9	—	—
Gross Margin	70.5	13.4	4.8	—	88.7
Depreciation and amortization	14.9	18.6	22.0	2.2	57.7

	Six Months Ended June 30, 2003
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$341.7	$358.1	$531.6	$—	$1,231.4
Inter-segment net sales	3.6	5.5	28.8	—	—
Gross Margin	110.1	0.9	92.4	—	203.4
Depreciation and amortization	30.9	38.2	46.1	3.8	119.0

	Six Months Ended June 30, 2002
	(unaudited)

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$308.6	$304.4	$344.3	$—	$957.3
Inter-segment net sales	4.3	3.9	11.6	—	—
Gross Margin	128.4	35.7	4.3	—	168.4
Depreciation and amortization	26.4	36.9	43.7	4.0	111.0

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

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Net income — as reported	$29.9	$11.9	$33.1	$24.7
Stock compensation	(3.7)	(3.6)	(7.4)	(7.2)

Net income — pro forma	$26.2	$8.3	$25.7	$17.5

Basic net income per share
As reported	$0.57	$0.23	$0.64	$0.47
Pro forma	$0.50	$0.16	$0.49	$0.34
Diluted net income per share
As reported	$0.57	$0.23	$0.63	$0.47
Pro forma	$0.50	$0.16	$0.49	$0.33

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

      Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets.

      Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP would require that these costs be expensed as incurred.

      Asset retirement obligations: Asset retirement obligations are not presently required under Canadian GAAP. US GAAP would require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and then amortized over its estimated useful life. The asset retirement obligation must be accreted on an annual basis.

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

      Derivative instruments and hedging activities: The company’s derivative instruments which have not yet been settled are not recognized in the consolidated financial statements and gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of goods sold. US GAAP would require that derivative instruments be recorded at fair value in the Consolidated Statement of Financial Position with the change in fair value of instruments designated as cash flow hedges recorded as OCI. The portion of the gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of OCI and reclassified into cost of goods sold when the product containing the hedged item is sold (see supplemental Derivative Instruments and Hedging Activities disclosures below).

      Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of goods sold and transportation and distribution expenses be reported as operating expenses.

      Comprehensive income: Comprehensive income is not recognized under Canadian GAAP. US GAAP would require the recognition of comprehensive income. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that under US GAAP are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources.

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

      The application of US GAAP, as described above, would have had the following approximate effects on net income, net income per share, total assets and shareholders’ equity:

	Three Months Ended
	June 30
	2003	2002

	(unaudited)
Net income as reported — Canadian GAAP	$29.9	$11.9
Items increasing (decreasing) reported net income
Pre-operating costs	1.8	1.5
Depreciation and amortization	2.2	2.1
Accretion of asset retirement obligations	(0.9)	—
Future income taxes	(1.2)	(1.2)

Approximate net income — US GAAP	$31.8	$14.3

Weighted average shares outstanding — US GAAP	52,100,000	52,018,000

Approximate basic net income per share — US GAAP	$0.61	$0.27

Approximate diluted net income per share — US GAAP	$0.61	$0.27

	Six Months Ended
	June 30
	2003	2002

	(unaudited)
Net income as reported — Canadian GAAP	$33.1	$24.7
Items increasing (decreasing) reported net income
Pre-operating costs	3.1	1.5
Depreciation and amortization	4.3	4.2
Accretion of asset retirement obligations	(1.7)	—
Future income taxes	(2.2)	(2.0)

Approximate net income — US GAAP	$36.6	$28.4

Weighted average shares outstanding — US GAAP	52,094,000	51,989,000

Approximate basic net income per share — US GAAP	$0.70	$0.55

Approximate diluted net income per share — US GAAP	$0.70	$0.54

	June 30,	December 31,
	2003	2002

	(unaudited)
Total assets as reported — Canadian GAAP	$4,751.0	$4,685.6
Items increasing (decreasing) reported total assets
Inventory	(3.4)	(4.0)
Available-for-sale securities (unrealized holding gain (loss))	26.5	(7.7)
Fair value of natural gas hedging contracts	93.2	52.7
Property, plant and equipment	(139.1)	(143.4)
Pre-operating costs	(59.9)	(63.0)
Goodwill	(46.7)	(46.7)

Approximate total assets — US GAAP	$4,621.6	$4,473.5

	June 30,	December 31,
	2003	2002

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,100.5	$2,092.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income (loss), net of tax	36.0	(9.1)
Pre-operating costs	(59.9)	(63.0)
Accretion of asset retirement obligations	(1.7)	—
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	32.2	27.9
Future income taxes	60.5	62.7

Approximate shareholders’ equity — US GAAP	$1,949.6	$1,893.0

Supplemental US GAAP Disclosures

Available-for-Sale Securities

      The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at June 30, 2003 was $144.9 and the unrealized holding gain was $52.1.

New Accounting Pronouncements

      Effective January 1, 2003, the company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement requires that the fair value of a liability for an asset retirement obligation be recognized. The fair value of this liability is added to the carrying amount of the associated tangible long-lived asset and then depreciated over the life of the asset. The liability is accreted during the period through charges to operating expenses. The adoption of this pronouncement has had no significant effect on the financial position of the company. On an annual basis, the impact of accretion related to these obligations will be approximately $1.9 after tax (approximately $0.04 per diluted share).

      Effective January 1, 2003, the company adopted FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires recognition, at the inception of the guarantee, of a liability for the fair value of the obligation undertaken in issuing the guarantee and clarifies the disclosures that are necessary. The adoption of this interpretation has not had any significant effect on the results of operations or financial position of the company.

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The company adopted SFAS No. 146 effective January 1, 2003 and there was no significant effect on the results of operations or financial position of the company.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The company adopted the disclosure provisions of SFAS No. 148 and there was no significant effect on the results of operations or financial position of the company.

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities”, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The company is currently in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

      In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The company will adopt SFAS No. 149 on a prospective basis at its effective date. The company is assessing the impact that SFAS No. 149 may have on its financial statements.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that a financial instrument within its scope be classified as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The company is assessing the impact that SFAS No. 150 may have on its financial statements.

Derivative Instruments and Hedging Activities

      The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. It employs derivative instruments including futures, swaps and option agreements in order to manage the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. The maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes.

      The company formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows or fair value of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the company will discontinue hedge accounting prospectively for the affected derivative.

      The company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used in production, at which time the gain or loss is reclassified from OCI to cost of goods sold. In the second quarter of 2003, a gain of $28.0 was recognized in cost of goods sold ($55.0 gain on a year-to-date basis). Of the deferred gains at the quarter end, approximately $57.8 will be reclassified to cost of goods sold within the next twelve months. The fair value of the company’s gas hedging contracts at June 30, 2003 was $93.2.

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

      The narrative included under this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been derived with reference to the unaudited interim consolidated financial statements reported under Canadian GAAP. All references to per share amounts pertain to diluted earnings per share.

Earnings Guidance Review

      The company’s initial projection for earnings per share for second-quarter 2003 was in the range of $0.90 to $1.00 and this guidance was updated during the quarter. The final result was $0.57 per share. During the quarter, the Canadian dollar continued to strengthen, ending up $0.11 higher relative to the US dollar at March 31, 2003. This resulted in a foreign exchange loss of $22.4 million ($0.26 per share), substantially all of which is non-cash. The stronger dollar also impacted the company’s Canadian cash costs of potash production, freight and administration. This reduced earnings by another $0.10 per share during the quarter. The remaining variance was primarily due to higher costs in phosphate.

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
($ millions — except per share amounts)	2003	2002	Change	Change	2003	2002	Change	Change

Net Sales	$657.0	$492.7	$164.3	33	$1,231.4	$957.3	$274.1	29

Gross Margin	$122.3	$88.7	$33.6	38	$203.4	$168.4	$35.0	21

Operating Income	$73.1	$38.6	$34.5	89	$105.6	$79.5	$26.1	33

Net Income	$29.9	$11.9	$18.0	151	$33.1	$24.7	$8.4	34

Net Income Per Share — Basic	$0.57	$0.23	$0.34	148	$0.64	$0.47	$0.17	36

Net Income Per Share — Diluted	$0.57	$0.23	$0.34	148	$0.63	$0.47	$0.16	34

      Second-quarter net income was more than double the amount earned in the same period last year. Volumes were up in all three nutrients, but the main contributors to better earnings were higher nitrogen prices and the gas hedge realization.

      The Canadian dollar exchange rate compared to the US dollar started the year at 1.5796, ended the first quarter at 1.4693 and ended the second quarter at 1.3553. This strengthening of the Canadian dollar impacts the company’s consolidated financial statements in two ways: on its foreign exchange gain or loss line arising from currency conversion and on its Canadian dollar operating costs. The largest component of the unrealized foreign exchange loss in both second-quarter and first-half 2003 pertains to the translation of future income tax liabilities on the Consolidated Statement of Financial Position at June 30, 2003.

      The strengthening Canadian dollar, relative to the US dollar, negatively affected earnings in both the second quarter and the first half of 2003. There was a quarterly foreign exchange loss of $0.26 per share and a year-to-date loss of $0.45 per share, which were primarily non-cash. Additionally, foreign exchange affected the Canadian cash costs of potash production, freight and administration. The stronger Canadian dollar increased the US dollar equivalent of these expenses by $10.9 million since the beginning of the year. This reduced earnings by $0.03 per share in the first quarter and $0.10 per share in the second quarter. Based on the December 31, 2002 exchange rate of 1.5796, the stronger Canadian dollar has reduced earnings by $0.58 per share on a year-to-date basis.

      While the company’s potash, phosphate and nitrogen sales volumes were all better than last year’s same quarter, lower-than-expected corn and wheat plantings in North America took away most of the potential spring season upside. As expected, the higher production costs in all three nutrients experienced in the first quarter continued in the second quarter, but potash and phosphate prices did not rise enough to offset these increased costs. Even nitrogen prices, which were up substantially, at times were below the higher gas-driven North American production cost.

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
North American	$66.9	$59.0	13	825	736	12	$81.06	$80.06	1
Offshore	104.0	98.8	5	1,288	1,178	9	$80.75	$83.92	(4)

	170.9	157.8	8	2,113	1,914	10	$80.87	$82.44	(2)
Miscellaneous	10.2	7.1	44	—	—	—	—	—	—

	181.1	164.9	10	2,113	1,914	10	$85.71	$86.15	(1)

Cost of Goods Sold
Cash costs	104.8	79.5	32				$49.60	$41.54	19
Depreciation and amortization	15.6	14.9	5				$7.38	$7.78	(5)

	120.4	94.4	28				$56.98	$49.32	16

Gross Margin	$60.7	$70.5	(14)				$28.73	$36.83	(22)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
North American	$129.3	$115.6	12	1,654	1,468	13	$78.18	$78.77	(1)
Offshore	188.8	178.1	6	2,327	2,111	10	$81.15	$84.39	(4)

	318.1	293.7	8	3,981	3,579	11	$79.92	$82.09	(3)
Miscellaneous	23.6	14.9	58	—	—	—	—	—	—

	341.7	308.6	11	3,981	3,579	11	$85.83	$86.23	—

Cost of Goods Sold
Cash costs	200.7	153.8	30				$50.41	$42.97	17
Depreciation and amortization	30.9	26.4	17				$7.76	$7.38	5

	231.6	180.2	29				$58.17	$50.35	16

Gross Margin	$110.1	$128.4	(14)				$27.66	$35.88	(23)

      Strong second-quarter potash volumes followed on the heels of healthy first-quarter volumes. This resulted in first half volumes up over last year’s first half in both the domestic and offshore markets.

      In the offshore market Brazil continued to be an important customer, with the company’s volumes to that country up 46 percent quarter-over-quarter and 54 percent in the first half of 2003. The higher volume also reflected increased sales to India, Indonesia and Malaysia for the second quarter and year-over-year. In the domestic market, higher market share along with a large June fill in advance of scheduled price increases raised second-quarter volumes. The increase in volume for the first six months was mainly due to a higher market share in 2003 compared to the same period last year.

      Second-quarter prices in North America were up slightly from last year’s same quarter and up significantly from this year’s first quarter (higher by $5.75 per tonne or 8 percent). In the offshore market, increased prices were more than offset by higher ocean freight rates, resulting in lower returns to the company. For the first six months, North American prices were down slightly and the lower offshore prices reflect the increase in freight costs.

      The main factor in the reduced potash gross margin in this year’s second quarter was increased costs. On a per-tonne basis, approximately half of the higher cost was the result of the stronger Canadian dollar. The remainder was due mostly to higher natural gas costs and a greater percentage of volumes sourced from the higher-cost New Brunswick facility. The gross margin reduction on a year-to-date basis was primarily due to the increase in natural gas costs coupled with the rising Canadian dollar.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Fertilizer — liquids	$37.6	$28.7	31	170	132	29	$221.57	$216.70	2
Fertilizer — solids	60.5	22.6	168	354	145	144	$171.04	$156.19	10
Feed	44.4	55.0	(19)	206	238	(13)	$215.03	$231.38	(7)
Industrial	45.0	40.4	11	138	125	10	$325.60	$324.28	—

	187.5	146.7	28	868	640	36	$215.97	$229.43	(6)
Miscellaneous	2.2	2.0	10	—	—	—	—	—	—

	189.7	148.7	28	868	640	36	$218.55	$232.34	(6)

Cost of Goods Sold
Cash costs	171.1	116.7	47				$197.12	$182.34	8
Depreciation and amortization	19.6	18.6	5				$22.58	$29.06	(22)

	190.7	135.3	41				$219.70	$211.40	4

Gross Margin	$(1.0)	$13.4	(107)				$(1.15)	$20.94	(105)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Fertilizer — liquids	$79.6	$64.8	23	345	302	14	$230.63	$214.83	7
Fertilizer — solids	99.0	47.4	109	588	302	95	$168.45	$156.88	7
Feed	91.9	109.4	(16)	439	482	(9)	$209.42	$227.09	(8)
Industrial	84.1	79.7	6	260	244	7	$323.40	$326.13	(1)

	354.6	301.3	18	1,632	1,330	23	$217.32	$226.56	(4)
Miscellaneous	3.5	3.1	13	—	—	—	—	—	—

	358.1	304.4	18	1,632	1,330	23	$219.42	$228.87	(4)

Cost of Goods Sold
Cash costs	319.0	231.8	38				$195.46	$174.29	12
Depreciation and amortization	38.2	36.9	4				$23.41	$27.74	(16)

	357.2	268.7	33				$218.87	$202.03	8

Gross Margin	$0.9	$35.7	(97)				$0.55	$26.84	(98)

      For the second quarter, volumes and prices were up in all phosphate products except feed, where both indicators were down. The feed business continued to be under pressure, with increased competition and soft demand due to reduced production of beef, pork and poultry. In the US, volumes in dical and monocal were down 11 percent, while DFP for poultry dropped 8 percent. The company’s costs per tonne were up as it reduced feed production in response to lower sales volumes and worked to reduce inventories to more sustainable levels. In addition, the company had some start-up issues at its new DFP facility in Aurora. These same factors affected the company’s first half results.

      Industrial volumes were up as the expansion of the purified acid plant that was completed in the first quarter of 2003 provided more of these high-margin tonnes. Prices were flat quarter-over-quarter but slightly down on a year-over-year basis, reflecting competitive pressure due to imports from China and Israel.

      In fertilizer phosphates, more solid tonnes were sold reflecting the restart of the White Springs DAP plant which was shut down most of 2002. More than three quarters of these additional tonnes were sold domestically as PhosChem has yet to complete a new contract with customers in China, its largest market. The company is the largest supplier of liquid phosphate fertilizer in the US with 80 percent of its second-quarter liquid sales focused there.

      The gains in improved phosphate rock costs that began in the first quarter of 2003 were firmly established in the second quarter. On a per-tonne basis, quarter-over-quarter rock costs were reduced by over $6.00 but were more than offset by higher costs for ammonia and sulfur (up 56 and 61 percent respectively). For first-half 2003, rock costs were down 15 percent from first-half 2002 but gross margin deteriorated as phosphate prices did not rise enough to offset the increased costs for other raw materials. Sulfur increased 70 percent and ammonia 41 percent on a year-over-year basis.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Ammonia	$108.0	$57.5	88	517	457	13	$208.86	$125.80	66
Urea	65.6	54.6	20	343	434	(21)	$191.14	$125.82	52
Nitrogen Solutions	28.7	20.9	37	243	263	(8)	$118.36	$79.44	49
Nitric Acid and Ammonium Nitrate	41.9	30.7	36	358	332	8	$117.04	$92.47	27
Purchased	37.6	10.4	262	164	87	89	$228.70	$119.46	91

	281.8	174.1	62	1,625	1,573	3	$173.42	$110.68	57
Miscellaneous	4.4	5.0	(12)	—	—	—	—	—	—

	$286.2	$179.1	60	1,625	1,573	3	$176.12	$113.86	55

Fertilizer	$135.0	$80.0	69	791	769	3	$170.67	$104.03	64
Non-fertilizer	151.2	99.1	53	834	804	4	$181.29	$123.26	47

	286.2	179.1	60	1,625	1,573	3	$176.12	$113.86	55

Cost of Goods Sold
Cash costs	200.7	152.3	32				$123.51	$96.82	28
Depreciation and amortization	22.9	22.0	4				$14.09	$13.99	1

	223.6	174.3	28				$137.60	$110.81	24

Gross Margin	$62.6	$4.8	—				$38.52	$3.05	—

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Ammonia	$186.9	$106.1	76	950	922	3	$196.78	$115.10	71
Urea	138.6	102.3	35	761	812	(6)	$182.09	$126.02	44
Nitrogen Solutions	49.2	37.7	31	436	476	(8)	$112.85	$79.15	43
Nitric Acid and Ammonium Nitrate	81.4	63.3	29	718	654	10	$113.37	$96.79	17
Purchased	67.4	25.6	163	319	234	36	$211.47	$109.39	93

	523.5	335.0	56	3,184	3,098	3	$164.42	$108.13	52
Miscellaneous	8.1	9.3	(13)	—	—	—	—	—	—

	$531.6	$344.3	54	3,184	3,098	3	$166.96	$111.14	50

Fertilizer	$236.7	$149.1	59	1,464	1,483	(1)	$161.68	$100.54	61
Non-fertilizer	294.9	195.2	51	1,720	1,615	7	$171.45	$120.87	42

	531.6	344.3	54	3,184	3,098	3	$166.96	$111.14	50

Cost of Goods Sold
Cash costs	393.1	296.3	33				$123.46	$95.64	29
Depreciation and amortization	46.1	43.7	5				$14.48	$14.11	3

	439.2	340.0	29				$137.94	$109.75	26

Gross Margin	$92.4	$4.3	—				$29.02	$1.39	—

      During the second quarter of 2003, the company sold more nitrogen tonnes when compared to the same quarter of 2002. Additional sales volume was provided by purchased product tonnes that were nearly double those during the same period last year. At the beginning of June, the company indefinitely shut down its Memphis plant as well as the production of ammonia and nitrogen solutions at its Geismar plant due to poor margins resulting from high natural gas costs. These shutdowns resulted in lower urea and nitrogen solutions sales volume for second-quarter 2003. During the quarter, the company’s Trinidad facility experienced some now-resolved production problems, which also reduced the amount of urea available for sale. Nitric acid volume was higher in second-quarter 2003 as a key customer had plant downtime in second-quarter 2002.

      On a year-to-date basis, the decrease in nitrogen solutions also reflected the company’s decision to stop producing solutions at its Geismar plant for 45 days during the first quarter. Purchased tonnes were up as the company took advantage of spot sales opportunities in an appreciating market. Ammonia prices tend to follow gas prices as North American producers shut down capacity when gas prices rise, tightening supply and demand. This increased the margin for ammonia made offshore with less expensive gas. During the quarter, 40 percent of the company’s gross margin in nitrogen came from its Trinidad production with the bulk of the remainder coming from the liquidated gas hedge contracts.

      Between the US and Trinidad, the company’s average natural gas price during the quarter was up 55 percent from the same quarter last year. Gas prices were higher for a longer period than anticipated when entering the second quarter. In fact, at June 30, 2003, gas prices were 80 percent higher than one year earlier. These higher costs dissipated some of the value of the previously liquidated hedge benefit as customer commitments were satisfied. On a year-to-date basis, the average unit cost of natural gas was $3.12 per MMBtu, a 46-percent increase over the $2.13 per MMBtu for first-half 2002.

Expenses and Other Income

	Three Months Ended June 30			Six Months Ended June 30

			%			%
($ millions)	2003	2002	Change	2003	2002	Change

Selling and Administrative	$23.9	$24.0	—	$47.6	$46.8	2
Provincial Mining and Other Taxes	14.8	20.3	(27)	32.9	40.0	(18)
Provision for Plant Closure	—	—	—	2.2	—	—
Foreign Exchange Loss	22.4	11.4	96	39.3	10.9	261
Other Income	11.9	5.6	113	16.4	8.8	86
Interest Expense	23.2	20.0	16	42.6	41.0	4
Income Taxes	20.0	6.7	199	22.1	13.8	60

      Selling and administrative expenses were flat on a quarter-over-quarter basis and have increased slightly in the first six months of this year as compared to the first six months of 2002 due to increases in the cost of benefits.

      Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold. For the second quarter, the Provincial mining and other taxes were down by 34 percent, on a per-tonne basis, due to lower profits and an over-accrual in the first quarter; on a year-to-date basis, they were down 26 percent.

      To improve efficiency, the company shut down its Kinston, NC feed plant during the first quarter, resulting in a provision for plant closure.

      The foreign exchange amount arises primarily from the month-end translation of the company’s Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position. The foreign exchange loss increased significantly quarter-over-quarter and year-over-year due to the strengthening of the Canadian dollar relative to the US dollar. At June 30, 2003, the Canadian dollar was $0.11 higher than at March 31, 2003 and $0.22 higher than at December 31, 2002. This compares to a $0.07 increase from March 31, 2002 to June 30, 2002 and a $0.07 increase from December 31, 2001 to June 30, 2002.

      During the quarter, other income was up as the company received dividends of $2.4 million from its investment in Israel Chemicals Ltd. In addition, nitrogen insurance proceeds of $2.0 million were received. For the year, other income has also increased due to 2003 equity earnings of SQM exceeding the 2002 dividends received.

      Interest expense was up this year compared to both second-quarter and first-half 2002 due to the issuance of $250.0 million of 4.875 percent ten-year notes under the company’s shelf registration in March 2003. Weighted average long-term debt outstanding in the second quarter of 2003 was $1,273.0 million (2002 — $1,023.5 million) with a weighted average interest rate of 6.9 percent (2002 — 7.4 percent). Weighted average long-term debt outstanding for the first six months of 2003 was $1,189.7 million (2002 — $1,020.2 million) with a weighted average interest rate of 7.1 percent (2002 — 7.4 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2003 was 1.5 percent (2002 — 2.2 percent) and for the first half of 2003 was 1.5 percent (2002 — 2.2 percent).

      The effective consolidated income tax rate for the second quarter and first half of 2003 was 40 percent (2002 — 36 percent) of income before income taxes. The increase in the effective rate was primarily due to the expiration of the last tax holiday in Trinidad. The tax provision for the second quarter and first half of 2003 was all future income taxes. This compares to a current/ future split of 80 percent current and 20 percent future for both second-quarter and first-half 2002. The decrease in the current portion of the provision was primarily due to utilization of tax losses in the US as well as certain reclassifications from current to future income taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

	Three Months Ended		Six Months Ended
	June 30		June 30

($ millions)	2003	2002	2003	2002

Cash provided by operating activities	$67.0	$109.3	$111.0	$177.4
Cash used in investing activities	$(29.4)	$(92.8)	$(54.7)	$(132.4)
Cash used in financing activities	$(45.8)	$(74.8)	$(17.3)	$(57.8)

      Cash provided by operating activities was down from second-quarter and first-half 2002 due to higher receivables from large June sales volumes and higher nitrogen inventory.

      The decrease in cash used in investing activities in both the second quarter and year-to-date was primarily due to the company’s additional investment of $23.2 million in SQM and spending on the new DFP plant and expansion of the purified acid plant at Aurora in 2002.

      The company paid dividends of $13.1 million in the second quarter and $26.1 million for the first six months (unchanged from 2002). During the first quarter, the company issued $250.0 million of 4.875 percent notes due 2013 under its shelf registration statement. The net proceeds from the notes were used to repay short-term debt.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Payments Due by Period

	Dollars (millions)

	Total	Within 1 year	2 to 3 years	4 to 5 years	Over 5 years

Long-term Debt	$1,272.8	$3.4	$11.8	$401.9	$855.7
Operating Leases	322.0	43.7	78.8	61.7	137.8
Raw Material Purchase Commitments	1,135.1	151.8	191.2	180.4	611.7
Other Commitments	32.7	8.6	22.7	1.4	—
Other Long-term Liabilities	307.5	21.3	76.4	84.2	125.6

Total	$3,070.1	$228.8	$380.9	$729.6	$1,730.8

      Long-term debt consists of $1,250.0 million of notes payable that were issued under shelf registration statements, $13.2 million Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement and commitments of $3.7 million payable over five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.75 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The notes are subject to certain covenants and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements.

      Operating leases consist primarily of three items. The first is railcars that are used to transport finished goods and raw materials. These leases extend out to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad. These leases extend to 2008. The operating lease amounts disclosed in the above table were calculated as at June 30, 2003.

      The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and certain prices are based on market rates at the time of delivery. The commitments included in the above table are based on the market prices as at June 30, 2003. The company’s Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities. The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. This agreement sets base prices (less volume discounts) through to December 2003. Prices in subsequent years are subject to renegotiation. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

      The company has a contractual commitment for mining of nitrates which is in effect until 2005, an acid storage agreement that is in effect until 2004 and contracts to purchase limestone that run through 2007.

      Other long-term liabilities include accrued post-retirement/post-employment benefits and accrued reclamation costs.

LIQUIDITY

	Dollars (millions)

		Amount	Amount
	Total	Outstanding at	Available at
	Amount	June 30, 2003	June 30, 2003

Syndicated Credit Facility	$650.0	$—	$418.6
Lines of Credit	122.1	—	108.0
Commercial Paper	500.0	231.4	268.6
US Shelf Registration	2,000.0	1,250.0	750.0

      The company has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total committed amount less the amount of commercial paper outstanding. The lines of credit are also renewable annually and the amount available is reduced by outstanding letters of credit. Both the syndicated credit facility and the lines of credit have financial and other covenants which the company must comply with at each quarter end. The principal covenants require debt to capital of less than 0.55:1, long-term debt to EBITDA of less than 3.5:1, tangible net worth greater than $1,250.0 million and debt of subsidiaries less than $250.0 million. The company was in compliance with these covenants at June 30, 2003.

      The company also has a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on the company’s rating by Dominion Bond Rating Service (“DBRS”) and conditions in the money markets. The company’s commercial paper is currently rated by DBRS as R1 low, which should allow unrestricted access to the money markets.

      The company has a US shelf registration statement available under which it may issue up to an additional $750.0 million in unsecured debt securities.

      The company believes that internally generated cash flow, supplemented by borrowing from existing financing sources, will be sufficient to meet its anticipated capital expenditures and other cash requirements, exclusive of any possible acquisitions, in 2003.

FAIR VALUE OF GAS HEDGING CONTRACTS

      In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to manage the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen and phosphate plants. By company policy, the maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative or trading purposes.

      The fair value of the company’s gas hedging contracts at June 30, 2003 was $93.2 million ($52.7 million at December 31, 2002). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2003 were $78.1 million (2002 — $80.0 million). On a year-to-date basis, these sales were $141.8 million (2002 — $139.2 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. PCS Yumbes purchases potash from SQM at prevailing market prices. Purchases for second-quarter 2003 were $2.5 million (2002 — $3.2 million). Year-to-date purchases were $2.7 million (2002 — $6.5 million). PCS Yumbes also entered into a contract with SQM in 2002 to sell it 8,000 tonnes of potassium nitrate per month at an arm’s length negotiated price through to December 2003. Sales to SQM for the quarter ended June 30, 2003 were $4.9 million (there were no such sales in second-quarter 2002). Year-to-date sales were $9.9 million (there were no such sales in first-half 2002). The company has no other significant related party transactions.

CRITICAL ACCOUNTING POLICIES

      The company’s accounting policies are in accordance with Canadian GAAP. These differ in some respects from US GAAP. These differences are explained and quantified in Note 8 of the unaudited consolidated financial statements.

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

      During the first quarter, the company’s Board of Directors decided to proceed with a policy of expensing all future stock options, such policy to be effective with the fiscal year beginning January 1, 2004.

CRITICAL ACCOUNTING ESTIMATES

      In preparing the company’s consolidated financial statements in accordance with Canadian GAAP, the company makes estimates concerning a variety of matters. Some of these matters are highly uncertain and the estimates involve judgements made based on the information available. The company’s results of operations and financial condition could be materially affected if either (a) the company used different estimates that it could reasonably have used or (b) in the future the company changes its estimates in response to changes that are reasonably likely to occur. There was no significant change in the second quarter of 2003 to the measurement of asset impairment or environmental liabilities, the two estimates that the company considers most important based on the degree of uncertainty and the likelihood of a material impact if the company used a different estimate.

RISK MANAGEMENT

      Understanding and managing risks is part of the company’s overall strategic planning process. The company’s Board of Directors has adopted a comprehensive approach to risk identification and risk management. From a comprehensive “risk universe”, the risks likely to affect the company are identified and analyzed. Those risks are then ranked in order of importance according to severity, duration and controllability, recognizing that there are interconnections among them. The most effective way to manage these risks was identified and is being implemented. The identification and management of risk is an ongoing process because circumstances change and risks change with them.

OUTLOOK

      World corn prices have recently fallen as China has been exporting corn and US futures markets have factored in a bumper crop. Nonetheless, world grain inventories remain low and global consumption is expected to outstrip production for the fifth consecutive year. In each of the last four years, China’s grain production has not met its consumption requirements, so with its newly reduced inventories it could easily change from being an exporter to a net importer. This could rapidly escalate grain prices. Another driving factor would be production problems anywhere in the world, which could compound the already tight grain inventory situation.

      Regardless of the current low grain prices, fertilizer prices have stabilized as North American potash, DAP and urea inventories remain below their five-year average. Good second-half offshore sales volumes in potash should continue to support pricing. Brazil could take record volumes this year. In addition, the high percentage of shut-down ammonia capacity in the US (around 45 percent) should keep supply and demand tight and prices firm in that nutrient.

      The company’s higher DAP production and industrial acid capacity should continue to provide increased volume on a year-over-year basis. Continued competition in feed is expected to keep that business under pressure. All phosphate products are expected to benefit from the lower rock costs already achieved and from projected lower sulfur costs.

      The 2003 gas futures contracts that were liquidated during the first quarter will continue to provide earnings to the nitrogen business but to a lesser extent as fewer contracts had been in place for the second half of 2003. As of June 30, 2003, the company was 81 percent hedged at $3.27 per MMBtu for August through December of 2003 subject to collared profits.

      The Canadian dollar exchange rate will continue to affect the company’s earnings. The company expects the Canadian dollar to weaken during the third quarter to 1.4000 and then remain essentially flat for the remainder of the year. If this occurs, the full year effect of the strengthening Canadian dollar would then be $0.61 per share, of which almost 60 percent is currency translation loss. The company believes it can earn in the range of $1.50 per share this year with $0.25 to $0.35 in the third quarter.

      These 2003 earnings would generate annual cash provided by operating activities of approximately $385 million. Capital expenditures, which have also been affected by the strengthening Canadian dollar, should be approximately $160 million for the year. Outstanding shares are expected to be 52.3 million.

      Foreign exchange continues to be volatile. In the trading range of $1.40 for the Canadian dollar relative to the US dollar, there will be an effect of approximately $1.8 million on the company’s foreign exchange gain/loss before tax for each $0.01 change in the Canadian dollar. These gains/ losses are primarily non-cash so net income is affected more than cash flow.

      As previously announced, the company has been selected as the preferred bidder in connection with the sale of a 26% interest in Arab Potash Company. The outcome of negotiations concerning the matter cannot be predicted at this time.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after June 30, 2003, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate the company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2003, the company’s estimated derivative commodity instruments market risk exposure was $24.5 million (2002 — $20.8 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2003 through 2008, will generally relate to changes in the spot price of anticipated natural gas purchases.

      The company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

ITEM 4. CONTROLS AND PROCEDURES

      As of June 30, 2003, the company carried out an evaluation under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation and as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 8, 2003, the company held an annual meeting (the “Meeting”) of its shareholders.

(b)	At the Meeting, the company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	WITHHELD

Frederick J. Blesi	39,430,492	64,187
William J. Doyle	39,382,758	111,921
John W. Estey	39,198,879	295,800
Wade Fetzer III	38,465,221	1,029,458
Dallas J. Howe	39,476,717	17,962
Alice D. Laberge	39,198,356	296,323
Jeffrey J. McCaig	39,431,172	63,507
Mary Mogford	39,475,090	19,589
Paul J. Schoenhals	39,475,562	19,117
E. Robert Stromberg, Q.C.	39,381,185	113,494
Jack G. Vicq	39,477,535	17,144
Elena Viyella de Paliza	39,244,455	250,224

(c)	The Company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche LLP, the present auditors, as the Company’s auditors, to hold office until the next annual meeting of the Company’s shareholders; the results of the vote were: 39,254,299 shares for, 156,473 shares against and 39,958 shares withheld.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(c)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

Exhibit
Number	Description of Document

4(d)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(e)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(f)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) the (“F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

Exhibit
Number	Description of Document

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

Exhibit
Number	Description of Document

10(t)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(w)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant, effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(z)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(aa)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(bb)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(cc)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(dd)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(hh)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ii)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(jj)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(kk)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ll)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

      On April 23, 2003, the company filed a current report on Form 8-K, which included as an exhibit the company’s news release concerning its financial results for the first quarter of 2003.

      On May 7, 2003, the company filed a current report on Form 8-K, which included as an exhibit a letter from Deloitte & Touche LLP regarding an accounting change described in the first quarter 2003 report on Form 10-Q.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 7, 2003

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

August 7, 2003

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(c)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

Exhibit
Number	Description of Document

4(d)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(e)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(f)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) the (“F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

Exhibit
Number	Description of Document

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

Exhibit
Number	Description of Document

10(t)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(w)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant, effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(z)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(aa)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(bb)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(cc)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(dd)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(hh)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(ii)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(jj)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(kk)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(ll)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.