Form 10-Q
period 2003-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2003-11-06
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10351

POTASH CORPORATION OF SASKATCHEWAN INC.

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 – 1st Avenue South	S7K 7G3
Saskatoon, Saskatchewan, Canada	(Zip Code)
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

     As at October 31, 2003, Potash Corporation of Saskatchewan Inc. had 52,484,816 Common Shares outstanding.

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

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Operations and Retained Earnings

(in millions of US dollars except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Net sales	$590.4	$458.9	$1,821.8	$1,416.2
Cost of goods sold	505.9	383.8	1,533.9	1,172.7

Gross Margin	84.5	75.1	287.9	243.5

Selling and administrative	24.2	21.8	71.8	68.6
Provincial mining and other taxes	12.2	15.2	45.1	55.2
Provision for plant shutdowns (Note 4)	121.5	—	123.7	—
Provision for PCS Yumbes S.C.M. (Note 5)	140.5	—	140.5	—
Foreign exchange loss (gain)	2.2	(5.0)	41.5	5.9
Other income	(5.2)	(1.2)	(21.6)	(10.0)

	295.4	30.8	401.0	119.7

Operating (Loss) Income	(210.9)	44.3	(113.1)	123.8
Interest Expense	24.6	21.5	67.2	62.5

(Loss) Income Before Income Taxes	(235.5)	22.8	(180.3)	61.3
Income Taxes (Note 6)	(49.6)	8.3	(27.5)	22.1

Net (Loss) Income	$(185.9)	$14.5	(152.8)	39.2

Retained Earnings, Beginning of Period			641.4	639.8
Dividends			(39.1)	(39.0)

Retained Earnings, End of Period			$449.5	$640.0

Net (Loss) Income Per Share (Note 7)
Basic	$(3.57)	$0.28	$(2.93)	$0.75
Diluted	$(3.57)	$0.28	$(2.93)	$0.75

Dividends Per Share	$0.25	$0.25	$0.75	$0.75

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$57.9	$24.5
Accounts receivable	290.7	267.8
Inventories (Note 3)	458.7	499.3
Prepaid expenses	30.9	40.4

	838.2	832.0
Property, plant and equipment	3,086.9	3,269.9
Goodwill	97.0	97.0
Other assets	423.9	486.7

	$4,446.0	$4,685.6

Liabilities
Current Liabilities
Short-term debt	$143.4	$473.0
Accounts payable and accrued charges	362.2	347.0
Current portion of long-term debt	3.4	3.4

	509.0	823.4
Long-term debt	1,269.2	1,019.9
Future income tax liability	467.7	468.9
Accrued post-retirement/post-employment benefits	206.7	195.4
Accrued reclamation costs	81.1	80.0
Other non-current liabilities and deferred credits	6.2	5.5

	2,539.9	2,593.1

Shareholders’ Equity
Share Capital	1,192.4	1,186.9
Unlimited authorization of common shares without par value; issued and outstanding 52,188,916 and 52,077,648 at September 30, 2003 and December 31, 2002, respectively
Contributed Surplus	264.2	264.2
Retained Earnings	449.5	641.4

	1,906.1	2,092.5

	$4,446.0	$4,685.6

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Operating Activities
Net (loss) income	$(185.9)	$14.5	$(152.8)	$39.2
Items not affecting cash
Depreciation and amortization	53.9	54.4	172.9	165.4
Loss on disposal of property, plant and equipment	—	0.3	0.3	0.6
Foreign exchange on future income tax	1.2	(6.9)	26.3	0.4
Provision for plant shutdowns	118.3	—	118.3	—
Provision for PCS Yumbes S.C.M.	127.6	—	127.6	—
Share of earnings of equity investees	(2.3)	—	(7.2)	—
Provision for future income tax	(49.6)	1.6	(27.5)	4.4
Provision for post-retirement/post-employment benefits	2.2	3.7	11.3	13.6

	65.4	67.6	269.2	223.6
Changes in non-cash operating working capital
Accounts receivable	10.4	(14.2)	(25.1)	(5.5)
Inventories	20.7	(0.8)	(31.2)	4.6
Prepaid expenses	8.3	2.8	9.5	—
Accounts payable and accrued charges	22.6	16.0	27.8	22.8
Current income taxes	0.8	13.5	(12.6)	18.3
Accrued reclamation costs	—	(1.4)	1.1	(3.0)
Other non-current liabilities and deferred credits	0.2	1.8	0.7	1.9

Cash provided by operating activities	128.4	85.3	239.4	262.7

Investing Activities
Additions to property, plant and equipment	(33.4)	(57.6)	(81.3)	(151.1)
Investment in Sociedad Quimica y Minera de Chile S.A. (“SQM”)	—	—	—	(23.2)
Dividends received from equity investees	—	—	4.0	—
Additions to other assets	(3.9)	(12.7)	(14.7)	(28.4)

Cash used in investing activities	(37.3)	(70.3)	(92.0)	(202.7)

Cash before financing activities	91.1	15.0	147.4	60.0

Financing Activities
Proceeds from long-term debt	—	0.9	250.0	11.2
Repayment of long-term debt	(0.3)	(0.7)	(0.8)	(1.3)
(Repayment of) proceeds from short-term debt	(88.0)	39.1	(329.6)	(5.5)
Dividends	(13.0)	(12.9)	(39.1)	(39.0)
Issuance of shares	4.6	0.5	5.5	3.7

Cash (used in) provided by financing activities	(96.7)	26.9	(114.0)	(30.9)

(Decrease) Increase in Cash and Cash Equivalents	(5.6)	41.9	33.4	29.1
Cash and Cash Equivalents, Beginning of Period	63.5	32.5	24.5	45.3

Cash and Cash Equivalents, End of Period	$57.9	$74.4	$57.9	$74.4

Supplemental cash flow disclosure
Interest paid	$6.9	$1.5	$46.3	$43.4
Income taxes paid (refunded)	$3.5	$(7.3)	$23.6	$1.5

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

(in millions of US dollars except per share amounts)
(unaudited)

1.   Significant Accounting Policies

      The Company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 10. The accounting policies used in preparing these interim consolidated financial statements are consistent with those used in the preparation of the annual consolidated financial statements, except as disclosed in Note 2.

      As described in notes 4 and 5, during the quarter the Company approved plans to restructure certain operations. These plans require significant estimates to be made of the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows. Although Company management believes it has made reasonable estimates consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgements. As a result, it is reasonably possible that the amounts reported for asset impairments in connection with these initiatives could be different if the Company were to use different assumptions or if conditions were to change in the future. The Company is also required to report estimated expenses for employee termination, contract termination and other exit costs. Because such activities are complex processes that can take several months to complete, they involve periodically assessing estimates. As a result, the Company may have to change originally reported estimates when actual payments are made or the activities are completed.

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
          — PCS Sales (USA), Inc.
          — PCS Phosphate Company, Inc.
                    — PCS Purified Phosphates
          — White Springs Agricultural Chemicals, Inc.
          — PCS Nitrogen, Inc.
                    — PCS Nitrogen Fertilizer, L.P.
                    — PCS Nitrogen Ohio, L.P.
                    — PCS Nitrogen Limited
                    — PCS Nitrogen Trinidad Limited
          — PCS Cassidy Lake Company
          — PCS Yumbes S.C.M. (“PCS Yumbes”)
          — PCS Fosfatos do Brasil Ltda.

2.   Change in Accounting Policy

      Effective January 1, 2003, the Company changed the method of determining cost for substantially all finished product inventories from the first in, first out method to the weighted-average cost method. This change was made to more closely align product costing with product movement. This change in accounting policy had no significant effect on the Company’s results of operations or financial position for any of the periods presented.

3.   Inventories

	September 30,	December 31,
	2003	2002

	(unaudited)
Finished product	$186.3	$165.0
Materials and supplies	114.0	123.5
Raw materials	58.2	44.6
Work in process	100.2	166.2

	$458.7	$499.3

4.   Provision for Plant Shutdowns

Memphis and Geismar Nitrogen Operations

      In June 2003, the Company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. In August 2003, Company management determined that there were no immediate intentions of re-starting the unprofitable plants. The Company has not yet decided whether to mothball, dismantle, or sell the shutdown facilities.

      The Company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 in connection with costs of special termination benefits. The number of employees terminated as a result of the shutdowns were 187, of which 161 have left the Company as of September 30, 2003. The remaining employees are expected to leave the Company by December 31, 2003. As of September 30, 2003, the Company had made payments relating to these terminations totaling $1.5. All workforce reduction costs are expected to be paid by December 31, 2004.

      In connection with the shutdowns, management conducted an assessment of the recoverability of the long-lived assets in its nitrogen operations. As a result of its review, management determined that the carrying amounts of the long-lived assets at the Memphis and Geismar nitrogen facilities were not fully recoverable, and an impairment loss of $101.6, equal to the amount by which the carrying amount of the facilities’ asset groups exceeded their respective fair values, should be recognized. Of the total impairment charge, $100.6 related to property, plant and equipment and $1.0 related to other assets. For purposes of the impairment measurement, fair value was determined based on the present value of expected future net cash flows.

      As part of its review, management also determined that a write-down of certain parts inventories at these plants in the amount of $12.4 was required.

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 and nominal annual expenditures for site security and other maintenance costs. These amounts have not been recorded in the consolidated financial statements as of September 30, 2003. Such costs will be recognized and recorded in the period in which they are incurred.

Kinston Phosphate Feed Plant

      The phosphate feed plant at Kinston, North Carolina ceased operations in the first quarter of 2003. During that quarter, the Company recorded $0.6 for costs of special termination benefits for Kinston employees, $0.3 for parts inventory write-downs, and $1.3 for long-lived asset impairment charges.

      In lieu of full plant closure, the Company operated the facility as a warehouse during the first and second quarters of 2003. In the third quarter of 2003, Company management determined that the cost of operating Kinston as a stand-alone warehouse was uneconomical. This decision triggered a further review by management of the carrying amounts of the plant’s long-lived assets. As a result of this review, management determined that the carrying amounts of the long-lived assets were not recoverable, and an additional impairment charge of $2.7, equal to the amount by which the carrying amount of the plant’s long-lived assets exceeded their fair value, should be recognized. For purposes of the impairment measurement, fair value was determined based on the present value of expected future net cash flows.

      The following table summarizes, by reportable segment, the total amount of costs incurred for the three months ended September 30, 2003, the total costs incurred to date, and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Costs		Total Costs
	Incurred	Costs	Expected
	During	Incurred	to be
(unaudited)	Quarter	Year-to-Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8	$4.8
Write-down of parts inventory	12.4	12.4	12.4
Asset impairment charges	101.6	101.6	101.6
Other related exit costs	—	—	11.1

	118.8	118.8	129.9

Phosphate Segment
Employee termination and related benefits	—	0.6	0.6
Write-down of parts inventory	—	0.3	0.3
Asset impairment charges	2.7	4.0	4.0

	2.7	4.9	4.9

	$121.5	$123.7	$134.8

      The following table summarizes, by reportable segment, the costs accrued as of September 30, 2003 in connection with the plant shutdowns described above:

	Costs				Accrued
	Incurred	Costs			Balance
	During	Incurred	Cash	Non-cash	at
(unaudited)	Quarter	Year-to-Date	Payments	Settlements	September 30

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8	$(1.5)	$—	$3.3
Write-down of parts inventory	12.4	12.4	—	(12.4)	—
Asset impairment charges	101.6	101.6	—	(101.6)	—

	118.8	118.8	(1.5)	(114.0)	3.3

Phosphate Segment
Employee termination and related benefits	—	0.6	(0.1)	—	0.5
Write-down of parts inventory	—	0.3	—	(0.3)	—
Asset impairment charges	2.7	4.0	—	(4.0)	—

	2.7	4.9	(0.1)	(4.3)	0.5

	$121.5	$123.7	$(1.6)	$(118.3)	$3.8

5.   Provision for PCS Yumbes S.C.M.

      On August 27, 2003, the Company provided to SQM an irrevocable option to acquire its interest in PCS Yumbes. Acquired in 1999, PCS Yumbes holds mining concessions on certain sodium nitrate reserves in the Atacama Desert in northern Chile and is a producer of potassium nitrate, sodium nitrate and iodine. The option is for a maximum period of 20 weeks at a price of $1.7. If the option is exercised, the parties will enter into a share purchase agreement under which SQM would acquire the shares of PCS Yumbes for an aggregate purchase price of $35.0 (including the price of the option), subject to adjustments.

      Under the terms of the agreement, and prior to the sale closing, PCS Yumbes will continue to operate the facility and expeditiously liquidate the inventory of nitrates. All other working capital is to be fully realized or discharged (as applicable) by the Company prior to the close. It is expected that closing would occur no later than the end of 2004.

      Upon entering the option agreement, management commenced an assessment of the recoverability of the long-lived assets of the PCS Yumbes operations. As a result of its review, management determined that the carrying amounts of PCS Yumbes’ long-lived assets were not recoverable and recorded an impairment charge of $77.4, equal to the amount by which the carrying amount of the asset group exceeded fair value. Of the total impairment charge, $13.0 related to property, plant and equipment, $63.9 related to deferred pre-production costs, and $0.5 related to deferred acquisition costs. For purposes of the impairment measurement, fair value was determined in reference to the commercial agreement described above.

      As part of this review, management also determined that a reduction in the carrying amount of certain non-parts inventory equal to $50.2 was required due to the need to liquidate all inventories that would not be transferred to SQM under the agreement.

      The Company has determined that all employee positions at PCS Yumbes will be eliminated by December 31, 2004. Accordingly, the Company has recorded a provision of $1.8 pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of September 30, 2003, approximately 68 of the employees had left the Company, and the Company had made contractual payments relating to these terminations totaling $0.5. The remaining 156 employees are expected to leave the Company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by December 31, 2004.

      In September 2003, the Company incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The Company recorded a provision of $11.1 in respect of these contract termination costs and expects such amounts to be substantially settled by the end of fiscal 2003.

      The following table summarizes the total amount of costs incurred for the three months ended September 30, 2003, the total costs incurred to date, and the total costs expected to be incurred in connection with PCS Yumbes as described above:

	Costs		Total Costs
	Incurred	Costs	Expected
	During	Incurred	to be
(unaudited)	Quarter	Year-to-Date	Incurred

Potash Segment
Contract termination costs	$11.1	$11.1	$11.1
Employee termination and related benefits	1.8	1.8	1.8
Write-down of non-parts inventory	50.2	50.2	50.2
Asset impairment charges	77.4	77.4	77.4

	$140.5	$140.5	$140.5

      The following table summarizes the costs accrued as of September 30, 2003 in connection with PCS Yumbes as described above:

	Costs
	Incurred	Costs			Accrued
	During	Incurred	Cash	Non-cash	Balance at
(unaudited)	Quarter	Year-to-Date	Payments	Settlements	September 30

Potash Segment
Contract termination costs	$11.1	$11.1	$—	$—	$11.1
Employee termination and related benefits	1.8	1.8	(0.5)	—	1.3
Write-down of non-parts inventory	50.2	50.2	—	(50.2)	—
Asset impairment charges	77.4	77.4	—	(77.4)	—

	$140.5	$140.5	$(0.5)	$(127.6)	$12.4

6.   Income Taxes

      The Company’s effective consolidated income tax rate for the current period is approximately 40 percent (exclusive of the charges relating to PCS Yumbes as described in Note 5). In the third quarter of 2002, this rate was approximately 36 percent.

7.   Net (Loss) Income Per Share

      Basic net (loss) income per share for the year-to-date is calculated based on the weighted average shares issued and outstanding for the nine months ended September 30, 2003 of 52,106,000 (2002 — 52,006,000). Third quarter basic net (loss) income per share is calculated based on the weighted average shares issued and outstanding for the three months ended September 30, 2003 of 52,129,000 (2002 — 52,039,000).

      Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. For periods in which there was a loss attributable to common shares, share options with exercise prices at or below the average market price for the period were excluded for the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Weighted average shares outstanding for the diluted net (loss) income per share calculation for the nine months ended September 30, 2003 were 52,106,000 (2002 — 52,291,000). The number of shares for the third quarter diluted net (loss) income per share calculation was 52,129,000 (2002 — 52,262,000).

8.   Segment Information

      The Company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment net sales are made under terms which approximate market prices.

	Three Months Ended September 30, 2003

(unaudited)	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$143.9	$204.3	$242.2	$—	$590.4
Inter-segment net sales	1.2	1.5	18.5	—	—
Gross Margin	52.2	(9.6)	41.9	—	84.5
Depreciation and amortization	9.1	18.0	23.4	3.4	53.9

	Three Months Ended September 30, 2002

(unaudited)	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$121.4	$161.3	$176.2	$—	$458.9
Inter-segment net sales	0.9	0.9	5.7	—	—
Gross Margin	48.9	9.8	16.4	—	75.1
Depreciation and amortization	9.7	21.2	21.7	1.8	54.4

	Nine Months Ended September 30, 2003

(unaudited)	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$485.6	$562.4	$773.8	$—	$1,821.8
Inter-segment net sales	4.8	7.0	47.4	—	—
Gross Margin	162.3	(8.7)	134.3	—	287.9
Depreciation and amortization	39.9	56.2	69.5	7.3	172.9

	Nine Months Ended September 30, 2002

(unaudited)	Potash	Phosphate	Nitrogen	All Others	Consolidated

Net sales — third party	$430.0	$465.7	$520.5	$—	$1,416.2
Inter-segment net sales	5.2	4.8	17.3	—	—
Gross Margin	177.3	45.5	20.7	—	243.5
Depreciation and amortization	36.1	58.0	65.4	5.9	165.4

9.   Pro Forma Stock Compensation Expense

      The Company has two stock-based compensation plans for which fair value accounting is not required. No compensation expense has been recognized with respect to these plans as the exercise price is the quoted market closing price of the Company’s common shares on the last trading day immediately preceding the date of the grant. Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans, the Company’s net (loss) income and net (loss) income per share would have been reflected as the pro forma amounts indicated below:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
(unaudited)	2003	2002	2003	2002

Net (loss) income — as reported	$(185.9)	$14.5	$(152.8)	$39.2
Stock compensation	(3.7)	(3.5)	(11.1)	(10.7)

Net (loss) income — pro forma	$(189.6)	$11.0	$(163.9)	$28.5

Basic net (loss) income per share
As reported	$(3.57)	$0.28	$(2.93)	$0.75
Pro forma	$(3.64)	$0.21	$(3.15)	$0.55
Diluted net (loss) income per share
As reported	$(3.57)	$0.28	$(2.93)	$0.75
Pro forma	$(3.64)	$0.21	$(3.15)	$0.54

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

      Additional minimum liability: The Company’s accumulated benefit obligation for its US pension plans exceeds the fair value of plan assets. US GAAP requires that the Company recognize a liability that is at least equal to the unfunded accumulated benefit obligation. If an additional liability required to be recognized exceeds unrecognized prior service cost, the excess is reported as OCI.

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

      Derivative instruments and hedging activities: The Company’s derivative instruments which have not yet been settled are not recognized in the consolidated financial statements and gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of goods sold. US GAAP would require that derivative instruments be recorded at fair value in the Consolidated Statement of Financial Position with the change in fair value of instruments designated as cash flow hedges recorded as OCI. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of OCI and reclassified into cost of goods sold when the product containing the hedged item is sold (see supplemental Derivative Instruments and Hedging Activities disclosures below). The ineffective portion is recognized in cost of goods sold.

      Net sales: Sales are recorded net of freight costs (less related revenues) and transportation and distribution expenses. US GAAP would require that net freight costs be included in cost of goods sold and transportation and distribution expenses be reported as operating expenses.

      Provision for plant shutdowns: The provision for plant shutdowns under Canadian GAAP includes $12.4 (third quarter) and $12.7 (year-to-date) for write-downs of parts inventory. US GAAP would require that these write-downs be presented as a component of cost of goods sold.

      Provision for PCS Yumbes S.C.M.: The provision for PCS Yumbes S.C.M. under Canadian GAAP includes $50.2 (quarter and year-to-date) for write-downs of non-parts inventory. US GAAP would require that these write-downs be presented as a component of cost of goods sold.

      Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as the net book values of property, plant and equipment and goodwill under Canadian GAAP are higher than under US GAAP.

      Comprehensive income: Comprehensive income is recognized under US GAAP, but not under Canadian GAAP. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that under US GAAP are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources.

      The application of US GAAP, as described above, would have had the following approximate effects on net (loss) income, net (loss) income per share, total assets and shareholders’ equity:

	Three Months Ended
	September 30
	2003	2002

	(unaudited)
Net (loss) income as reported — Canadian GAAP	$(185.9)	$14.5
Items increasing or decreasing reported net (loss) income
Pre-operating costs	59.9	0.4
Depreciation and amortization	2.1	2.1
Accretion of asset retirement obligations	(0.8)	—
Future income taxes	(24.5)	(0.9)

Net (loss) income — US GAAP	$(149.2)	$16.1

Weighted average shares outstanding — US GAAP	52,129,000	52,039,000

Basic net (loss) income per share — US GAAP	$(2.86)	$0.31

Diluted net (loss) income per share — US GAAP	$(2.86)	$0.31

	Nine Months Ended
	September 30
	2003	2002

	(unaudited)
Net (loss) income as reported — Canadian GAAP	$(152.8)	$39.2
Items increasing or decreasing reported net (loss) income
Pre-operating costs	63.0	1.9
Depreciation and amortization	6.4	6.3
Accretion of asset retirement obligations	(2.5)	—
Future income taxes	(26.7)	(2.9)

Net (loss) income — US GAAP	$(112.6)	$44.5

Weighted average shares outstanding — US GAAP	52,106,000	52,006,000

Basic net (loss) income per share — US GAAP	$(2.16)	$0.86

Diluted net (loss) income per share — US GAAP	$(2.16)	$0.85

	September 30,	December 31,
	2003	2002

	(unaudited)
Total assets as reported — Canadian GAAP	$4,446.0	$4,685.6
Items increasing (decreasing) reported total assets
Inventory	(5.3)	(4.0)
Available-for-sale securities (unrealized holding gain (loss))	23.8	(7.7)
Fair value of natural gas hedging contracts	60.4	52.7
Property, plant and equipment	(137.0)	(143.4)
Pre-operating costs	—	(63.0)
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$4,341.2	$4,473.5

	September 30,	December 31,
	2003	2002

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$1,906.1	$2,092.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income (loss), net of tax	13.6	(9.1)
Pre-operating costs	—	(63.0)
Accretion of asset retirement obligations	(2.5)	—
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	34.3	27.9
Future income taxes	36.0	62.7

Shareholders’ equity — US GAAP	$1,769.5	$1,893.0

Supplemental US GAAP Disclosures

Available-for-Sale Securities

      The Company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at September 30, 2003 was $142.2 and the unrealized holding gain was $49.4.

New Accounting Pronouncements

      Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement requires that the fair value of a liability for an asset retirement obligation be recognized. The fair value of this liability is added to the carrying amount of the associated tangible long-lived asset and then depreciated over the life of the asset. The liability is accreted during the period through charges to operating expenses. The adoption of this pronouncement has had no significant effect on the financial position of the Company. On an annual basis, the impact of accretion related to these obligations will approximate $1.9 after tax (approximately $0.04 per diluted share).

      Effective January 1, 2003, the Company adopted FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires recognition, at the inception of certain guarantees, of a liability for the fair value of the obligation undertaken in issuing the guarantee and clarifies the disclosures that are necessary. The adoption of this interpretation has not had any significant effect on the results of operations or financial position of the Company.

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company adopted SFAS No. 146 effective January 1, 2003.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148.

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities”, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and for variable interest entities created after January 31, 2003; however, the provisions have been deferred by FASB Staff Position FIN 46-6 until December 31, 2003 for variable interest entities created before February 1, 2003. The Company is in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

      In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and for certain pre-existing contracts. The Company adopted SFAS No. 149 and there was no significant effect on the results of operations or financial position of the Company.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that a financial instrument within its scope be classified as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company adopted SFAS No. 150 and there was no significant effect on the results of operations or financial position of the Company.

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

      The Company formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows or fair value of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative. The amounts previously recognized in accumulated OCI are then reclassified to cost of goods sold when the product containing the hedged item is sold. On sale or early termination of a derivative instrument, gains and losses are reclassified immediately to cost of goods sold.

      The Company has designated its natural gas derivative instruments as cash flow hedges. The gain or loss of an effective cash flow hedge is deferred in OCI until such time as the natural gas that it relates to is used, at which time the gain or loss is reclassified from OCI to cost of goods sold. In the third quarter of 2003, a gain of $18.1 was recognized in cost of goods sold ($73.1 gain on a year-to-date basis). Of the deferred gains at the quarter end, approximately $37.8 will be reclassified to cost of goods sold within the next twelve months. The fair value of the Company’s gas hedging contracts at September 30, 2003 was $60.4.

11. Seasonality

      The Company’s sales of fertilizer are seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

12. Comparative Figures

      Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.

13. Subsequent Event

      On October 16, 2003, the Company acquired 26 percent of the issued and outstanding common shares of Arab Potash Company (“APC”) from Jordan Investment Company (“JIC”). APC, a publicly listed company in Jordan, produces potash from the Dead Sea and has 2 million tonnes of annual capacity. The purchase price was $173.3 and was financed by short-term debt. The Company will account for the investment in APC by the equity method.

      Subsequent to the acquisition, APC is 26.9 percent held by JIC, 26 percent held by the Company, 21 percent held by Arab Mining Company, and the remainder of APC shares are held by other governments, banks and individual investors.

      The terms of the Shareholders’ Agreement with JIC provide that, from October 17, 2006 to October 16, 2009, JIC may seek to exercise a put option (the “Put”) to require the Company to purchase JIC’s remaining common shares in APC. If the Put was exercised, the Company’s purchase price would be calculated in accordance with a specified formula based, in part, on future earnings of APC. The amount, if any, that the Company may have to pay for JIC’s remaining common shares if there was to be a valid exercise of the Put is not presently determinable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s unaudited interim consolidated financial statements reported under Canadian GAAP. All references to per share amounts pertain to diluted income or loss per share. Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all share options with exercise prices at or below the average market price for the period. For periods in which there was a loss attributable to common shares, share options with exercise prices at or below the average market price for the period were excluded for the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

Earnings Guidance Review

      The Company’s projection for earnings per share for third-quarter 2003 was in the range of $0.25 to $0.35. The final result was a net loss of $185.9 million, or $3.57 per share. This loss was largely due to impairment and shutdown-related costs incurred during the quarter totalling $201.8 million (after tax), or the equivalent of $3.87 per share. These costs pertained to asset write-downs, workforce reductions and contract terminations at four of the Company’s properties. In addition, the Canadian dollar compared to the US dollar continued to strengthen during the quarter and ended the quarter at 1.3504. In the third-quarter guidance, the Company had expected the Canadian dollar to weaken during the third quarter to 1.4000. The difference between the Company’s model and the actual figure was the equivalent of $0.12 per share. Third-quarter gross margin of $84.5 million exceeded the gross margin implicit with the earnings guidance, reflecting a quarter of strong potash volumes and much higher nitrogen prices. The reduction in potash production taxes also helped mitigate the operating loss.

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30

($ millions —			Dollar	%			Dollar	%
except per share amounts)	2003	2002	Change	Change	2003	2002	Change	Change

Net Sales	$590.4	$458.9	$131.5	29	$1,821.8	$1,416.2	$405.6	29

Gross Margin	$84.5	$75.1	$9.4	13	$287.9	$243.5	$44.4	18

Operating (Loss) Income	$(210.9)	$44.3	$(255.2)	—	$(113.1)	$123.8	$(236.9)	—

Net (Loss) Income	$(185.9)	$14.5	$(200.4)	—	$(152.8)	$39.2	$(192.0)	—

Net (Loss) Income Per Share — Basic	$(3.57)	$0.28	$(3.85)	—	$(2.93)	$0.75	$(3.68)	—

Net (Loss) Income Per Share — Diluted	$(3.57)	$0.28	$(3.85)	—	$(2.93)	$0.75	$(3.68)	—

      Third-quarter impairment and shutdown charges contributed to a quarterly net loss of $185.9 million or $3.57 loss per share for the Company as compared to $0.28 per share in the same period of 2002. The third-quarter impairment charges and shutdown-related costs totalled $201.8 million ($262.0 million before tax), or the equivalent of $3.87 per share. These amounts pertained to asset write-downs, workforce reductions and contract terminations at the Company’s Yumbes, Geismar, Memphis and Kinston properties. On a year-to-date basis, the Company recorded a net loss of $152.8 million, or $2.93 per share. Of this, the impairment charges and shutdown-related costs were $203.1 million ($264.2 million before tax), or the equivalent of $3.89 per share.

      Third-quarter gross margin was higher than the amount earned in the same period last year. Higher potash sales volumes and strong nitrogen prices more than offset weak phosphate markets.

      The Canadian dollar exchange rate compared to the US dollar started the year at 1.5796, ended the first quarter at 1.4693, the second quarter at 1.3553 and the third quarter at 1.3504. This strengthening of the Canadian dollar impacts the Company’s consolidated financial statements in two ways: on its foreign exchange gain or loss line arising from currency conversion and on its Canadian dollar operating costs. The largest component of the unrealized foreign exchange loss for the first nine months of 2003 pertains to the translation of future income tax liabilities on the Consolidated Statement of Financial Position at September 30, 2003.

      The strengthening Canadian dollar, relative to the US dollar, negatively affected earnings in both the third quarter and the first nine months of 2003. There was a quarterly foreign exchange loss of $0.03 per share and a year-to-date loss of $0.48 per share, which were primarily non-cash. Additionally, foreign exchange affected the Canadian cash costs of potash production, freight and administration. The stronger Canadian dollar increased the US dollar equivalent of these expenses by $17.1 million before tax since the beginning of the year. This reduced earnings by $0.07 per share in the third quarter and $0.20 per share for the first nine months. Based on the December 31, 2002 exchange rate of 1.5796, the stronger Canadian dollar has reduced earnings by $0.68 per share on a year-to-date basis.

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
North American	$61.5	$51.6	19	768	676	14	$80.15	$76.37	5
Offshore	69.4	64.0	8	889	740	20	$77.98	$86.42	(10)

	130.9	115.6	13	1,657	1,416	17	$78.98	$81.62	(3)
Miscellaneous	13.0	5.8	124	—	—	—	—	—	—

	143.9	121.4	19	1,657	1,416	17	$86.84	$85.73	1

Cost of Goods Sold
Cash costs	82.6	62.8	32				$49.85	$44.35	12
Depreciation and amortization	9.1	9.7	(6)				$5.49	$6.85	(20)

	91.7	72.5	26				$55.34	$51.20	8

Gross Margin	$52.2	$48.9	7				$31.50	$34.53	(9)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
North American	$190.9	$167.2	14	2,422	2,143	13	$78.80	$78.01	1
Offshore	257.8	242.2	6	3,216	2,852	13	$80.17	$84.92	(6)

	448.7	409.4	10	5,638	4,995	13	$79.58	$81.96	(3)
Miscellaneous	36.9	20.6	79	—	—	—	—	—	—

	485.6	430.0	13	5,638	4,995	13	$86.13	$86.09	—

Cost of Goods Sold
Cash costs	283.4	216.6	31				$50.26	$43.36	16
Depreciation and amortization	39.9	36.1	11				$7.08	$7.23	(2)

	323.3	252.7	28				$57.34	$50.59	13

Gross Margin	$162.3	$177.3	(8)				$28.79	$35.50	(19)

      Gross margin increased in the third quarter as the Company benefited from higher sales volumes and lower costs. Third-quarter volumes were up 14 percent in the domestic market. July was the Company’s second-best month ever for North American potash volumes as dealers purchased in advance of price increases. The volume increase for the first nine months was also helped by a higher market share in 2003 compared to the same period last year. Third-quarter offshore volumes were up with India, Indonesia, Malaysia and Vietnam all increasing imports. Brazil is on track for another record year, with the Company’s volumes to that country up 30 percent in the first nine months of 2003. The higher volume for the year also reflected increased sales to India, Indonesia, Malaysia, Taiwan and Vietnam.

      Strong demand created low inventories and higher prices in North America during the quarter. Canadian producers were 22 percent below normal seasonal inventory levels and the Company’s price increased more than 15 percent over the course of the quarter. Although offshore volumes were up and prices in the spot market improved, a considerable spike in ocean freight rates reduced the price realized on previously agreed-upon sales. On a quarter-over-quarter basis, North American prices FOB mine were up 5 percent while offshore prices realized, FOB mine, were down 10 percent, after increased freight charges, for a total reduction of 3 percent. For the first nine months, North American prices were up slightly and the lower offshore prices reflected the increase in freight costs.

      The Canadian dollar and higher natural gas prices continued to have an impact on the cost of potash operations. Although the stronger Canadian dollar alone increased cost of sales by nearly $5.00 per tonne for the third quarter, overall the unit cost of potash (excluding nitrates) decreased 4 percent through efficiencies gained by higher operating rates. The higher costs on a year-to-date basis were primarily due to the rising Canadian dollar coupled with the increase in natural gas costs, resulting in a gross margin decrease on a year-over-year basis.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Fertilizer — liquids	$40.0	$34.5	16	188	164	15	$212.69	$210.46	1
Fertilizer — solids	71.3	35.7	100	434	239	82	$164.46	$149.44	10
Feed	46.1	50.4	(9)	211	219	(4)	$218.50	$230.43	(5)
Industrial	44.6	38.8	15	140	123	14	$318.87	$315.30	1

	202.0	159.4	27	973	745	31	$207.61	$213.96	(3)
Miscellaneous	2.3	1.9	21	—	—	—	—	—	—

	$204.3	$161.3	27	973	745	31	$209.97	$216.51	(3)

North American	$159.2	$124.1	28	696	509	37	$228.60	$243.60	(6)
Offshore	45.1	37.2	21	277	236	17	$163.34	$158.05	3

	204.3	161.3	27	973	745	31	$209.97	$216.51	(3)

Cost of Goods Sold
Cash costs	195.9	130.3	50				$201.34	$174.90	15
Depreciation and amortization	18.0	21.2	(15)				$18.50	$28.46	(35)

	213.9	151.5	41				$219.84	$203.36	8

Gross Margin	$(9.6)	$9.8	—				$(9.87)	$13.15	—

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Fertilizer — liquids	$119.6	$99.3	20	533	466	14	$224.31	$213.30	5
Fertilizer — solids	170.3	83.1	105	1,022	541	89	$166.76	$153.59	9
Feed	138.0	159.8	(14)	650	700	(7)	$212.37	$228.13	(7)
Industrial	128.7	118.5	9	400	368	9	$321.82	$322.51	—

	556.6	460.7	21	2,605	2,075	26	$213.67	$222.02	(4)
Miscellaneous	5.8	5.0	16	—	—	—	—	—	—

	$562.4	$465.7	21	2,605	2,075	26	$215.89	$224.43	(4)

North American	$475.0	$397.9	19	2,074	1,688	23	$229.04	$235.77	(3)
Offshore	87.4	67.8	29	531	387	37	$164.74	$175.19	(6)

	562.4	465.7	21	2,605	2,075	26	$215.89	$224.43	(4)

Cost of Goods Sold
Cash costs	514.9	362.2	42				$197.66	$174.55	13
Depreciation and amortization	56.2	58.0	(3)				$21.57	$27.95	(23)

	571.1	420.2	36				$219.23	$202.50	8

Gross Margin	$(8.7)	$45.5	—				$(3.34)	$21.93	—

      Phosphate gross margin was down as poor fundamentals in the solid fertilizer DAP and feed products more than offset an industrial phosphate improvement. Domestic and offshore phosphate sales volumes were up 37 and 17 percent, respectively, compared to the third quarter of last year. This was primarily due to additional DAP production from the company’s White Springs, FL operation and the expanded industrial acid plant in Aurora, NC. These same factors were the primary contributors to increased sales volumes on a year-over-year basis.

      Feed margins were under pressure as overall market demand was down about 7 percent year to date, and supply was up with new competitive capacity in the market. This put pressure on prices, which were down 5 percent quarter over quarter. In addition, the Company worked through production problems at its new DFP plant in Aurora, which increased costs and reduced gross margin by approximately $4 million for the third quarter. On a year-to-date basis, the Company’s costs were negatively affected as it reduced feed production in response to lower sales volumes and worked to reduce inventories to more sustainable levels. In addition, the now resolved start-up issues at the Company’s new DFP facility in Aurora reduced gross margin by approximately $12 million for the first nine months of 2003.

      While phosphate fertilizer prices were up over the same quarter last year, they were still disappointing. With China importing less DAP than anticipated, North American buyers waited to measure the impact on prices, causing further deterioration. For DAP, both volume and prices were less than expected. Overall, phosphate prices were down 3 percent quarter over quarter and 4 percent year over year, largely because of the reduction in feed prices.

      At the same time, costs were higher as the prices of key inputs continued to climb. Ammonia costs were up 54 percent and sulfur was up 41 percent compared to the third quarter last year. Rock costs fell by 6 percent, quarter over quarter, as a result of mining higher-quality rock. For the first nine months of 2003, rock costs were down 13 percent over the same period in 2002, but gross margin continued to deteriorate. Phosphate prices did not rise enough to offset the increased cost for sulfur and ammonia (up 59 percent and 46 percent, respectively, on a year-over-year basis).

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Ammonia	$83.2	$58.6	42	406	503	(19)	$204.83	$116.43	76
Urea	66.9	43.7	53	361	314	15	$184.96	$139.39	33
Nitrogen Solutions	19.7	24.9	(21)	161	284	(43)	$122.22	$87.75	39
Nitric Acid	17.7	14.0	26	232	246	(6)	$76.39	$56.83	34
Ammonium Nitrate	25.9	19.3	34	137	130	5	$188.83	$148.23	27
Purchased	24.3	11.6	109	131	94	39	$186.28	$123.13	51

	237.7	172.1	38	1,428	1,571	(9)	$166.46	$109.55	52
Miscellaneous	4.5	4.1	10	—	—	—	—	—	—

	$242.2	$176.2	37	1,428	1,571	(9)	$169.61	$112.16	51

Fertilizer	$107.7	$69.8	54	644	672	(4)	$167.26	$103.99	61
Non-fertilizer	134.5	106.4	26	784	899	(13)	$171.39	$118.26	45

	242.2	176.2	37	1,428	1,571	(9)	$169.61	$112.16	51

Cost of Goods Sold
Cash costs	176.9	138.1	28				$123.88	$87.91	41
Depreciation and amortization	23.4	21.7	8				$16.39	$13.81	19

	200.3	159.8	25				$140.27	$101.72	38

Gross Margin	$41.9	$16.4	155				$29.34	$10.44	181

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price Per MT

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Net Sales
Ammonia	$270.1	$164.7	64	1,356	1,425	(5)	$199.19	$115.57	72
Urea	205.4	146.0	41	1,122	1,125	—	$183.02	$129.74	41
Nitrogen Solutions	68.9	62.6	10	597	760	(21)	$115.38	$82.37	40
Nitric Acid	55.3	38.4	44	682	629	8	$81.13	$61.08	33
Ammonium Nitrate	69.7	58.2	20	406	402	1	$171.85	$144.73	19
Purchased	91.8	37.2	147	450	325	38	$204.16	$114.40	78

	761.2	507.1	50	4,613	4,666	(1)	$165.01	$108.68	52
Miscellaneous	12.6	13.4	(6)	—	—	—	—	—	—

	$773.8	$520.5	49	4,613	4,666	(1)	$167.74	$111.55	50

Fertilizer	$344.5	$218.9	57	2,108	2,154	(2)	$163.41	$101.62	61
Non-fertilizer	429.3	301.6	42	2,505	2,512	—	$171.42	$120.06	43

	773.8	520.5	49	4,613	4,666	(1)	$167.74	$111.55	50

Cost of Goods Sold
Cash costs	570.0	434.4	31				$123.56	$93.10	33
Depreciation and amortization	69.5	65.4	6				$15.07	$14.01	8

	639.5	499.8	28				$138.63	$107.11	29

Gross Margin	$134.3	$20.7	549				$29.11	$4.44	556

     Higher prices for nitrogen products and the Company’s hedging activities led to a gross margin increase of 155 percent from the same quarter last year, even though sales volumes were 9 percent lower. Of the $41.9 million in gross margin, almost half came from the sale of the Company’s natural gas hedges earlier in the year with the remainder from its Trinidad operations. Rising natural gas prices led to additional shutdowns across the industry, with third-quarter production reduced by approximately 30 percent. That tightening of supply led to significant price increases for nitrogen. On a year-to-date basis, approximately half of the Company’s gross margin in nitrogen came from its Trinidad production with the remainder coming from the liquidated gas hedge contracts.

      The Company’s decision to shut down Memphis and Geismar ammonia production led to a quarter-over-quarter drop in volumes of 19 percent for ammonia and 43 percent for nitrogen solutions. This was more than offset by price increases of 76 percent for ammonia and 39 percent for nitrogen solutions. Overall prices for nitrogen products were up 51 percent over the third quarter of last year. A similar price increase was also seen on a year-over-year basis, accounting for the significant increase in the Company’s nitrogen gross margin.

      Costs for nitrogen production continued to climb in tandem with natural gas prices. Between the US and Trinidad, the Company’s average gas costs were up 22 percent over last year’s third quarter. For the first nine months, gas costs were up 40 percent over the same period in 2002 ($2.96 per MMBtu compared to $2.12 per MMBtu). However, the Company is a net beneficiary of high-priced natural gas, as its Trinidad facility operates with long-term, low-cost natural gas contracts with sheltered margins. With higher global ocean freight costs, Trinidad’s proximity to the large US market further demonstrates the value of this asset.

Expenses and Other Income

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
($ millions)	2003	2002	Change	2003	2002	Change

Selling and Administrative	$24.2	$21.8	11	$71.8	$68.6	5
Provincial Mining and Other Taxes	12.2	15.2	(20)	45.1	55.2	(18)
Provision for Plant Shutdowns	121.5	—	—	123.7	—	—
Provision for PCS Yumbes S.C.M.	140.5	—	—	140.5	—	—
Foreign Exchange Loss (Gain)	2.2	(5.0)	—	41.5	5.9	603
Other Income	5.2	1.2	333	21.6	10.0	116
Interest Expense	24.6	21.5	14	67.2	62.5	8
Income Tax (Recovery) Expense	(49.6)	8.3	—	(27.5)	22.1	—

      Selling and administrative expenses increased $2.4 million on a quarter-over-quarter basis and $3.2 million on a year-over-year basis. These increases were primarily due to an increase in fringe benefits and higher amortization expense.

      Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The New Brunswick division and the Saskatchewan divisions pay a provincial Crown royalty, which is accounted for in cost of goods sold. A revised tax structure for potash producers in Saskatchewan, adjusted for the first nine months of the year, contributed $4.1 million, or the equivalent of $0.05 per share, to earnings. The Government of Saskatchewan has reduced the profits tax on all incremental sales tonnes above the 2001 and 2002 average of 5.722 million tonnes effective January 2003. In addition, to the extent that net capital spending is greater than 90 percent of 2002 net expenditures, the excess is fully deductible in the current year. This will benefit the Company as it increases sales with improved market demand.

      In June 2003, the Company indefinitely shut down its Memphis plant and suspended production of ammonia and nitrogen solutions at its Geismar facilities due to high US natural gas costs and low product margins. In August 2003, Company management determined that there were no immediate intentions of re-starting the unprofitable plants. During the third quarter, Company management also determined that the cost of operating Kinston (a phosphate feed supplement plant that ceased operations in first-quarter 2003) as a stand-alone warehouse was uneconomical. As a result of these decisions, the Company recorded a provision for plant shutdowns of $121.5 million in the third quarter and $123.7 million on a year-to-date basis. The charge recognized a write-down of certain plant assets and costs associated with eliminating job positions by the end of the year. The shutdown of the Memphis nitrogen plant will result in an annualized reduction in production capacity of 0.371 million tonnes of ammonia and 0.409 million tonnes of urea. The suspension of ammonia and nitrogen solutions production at the Geismar plant will result in an annualized reduction in production capacity of 0.483 million tonnes of ammonia and 1.028 million tonnes of nitrogen solutions. The closure of the Kinston feed supplement plant will result in an annualized reduction in production capacity of 0.141 million tonnes of feed supplements. Please refer to Note 4 of the unaudited interim consolidated financial statements for more details on the provision for plant shutdowns.

      On August 27, 2003, the Company provided to SQM an irrevocable option to acquire its interest in PCS Yumbes. Acquired in 1999, PCS Yumbes holds mining concessions on certain sodium nitrate reserves in the Atacama Desert in northern Chile and is a producer of potassium nitrate, sodium nitrate and iodine. If the option is exercised, the parties will enter into a share purchase agreement under which SQM would acquire the shares of PCS Yumbes for an aggregate purchase price of $35.0 million (including the price of the option), subject to adjustment. The Company recorded a charge of $140.5 million in the third quarter, recognizing a write-down of certain assets and costs associated with workforce reductions and contract terminations. Please refer to Note 5 of the unaudited interim consolidated financial statements for more details on the provision for PCS Yumbes.

      The foreign exchange amount arises primarily from the month-end translation of the Company’s Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position. The foreign exchange loss increased significantly quarter over quarter and year over year due to the strengthening of the Canadian dollar relative to the US dollar. At September 30, 2003, the Canadian dollar was slightly higher than at June 30, 2003 and $0.23 higher than at December 31, 2002. This compares to a $0.07 decrease from June 30, 2002 to September 30, 2002 and a $0.01 decrease from December 31, 2001 to September 30, 2002.

      During the quarter, other income was up $4.0 million as the Company received a dividend of $3.2 million from its investment in ICL. For the year, the increase in other income relates primarily to nitrogen insurance proceeds, the timing of the receipt of the ICL dividends and the 2003 equity earnings of SQM exceeding the 2002 dividends received.

      Interest expense was up this year compared to both the third quarter and the first nine months of 2002, primarily due to the issuance of $250.0 million of 4.875 percent ten-year notes under the Company’s shelf registration in March 2003. Weighted average long-term debt outstanding in the third quarter of 2003 was $1,272.7 million (2002 — $1,023.9 million) with a weighted average interest rate of 6.9 percent (2002 — 7.4 percent). Weighted average long-term debt outstanding for the first nine months of 2003 was $1,217.4 million (2002 — $1,021.7 million) with a weighted average interest rate of 7.0 percent (2002 — 7.4 percent). The weighted average interest rate on short-term debt outstanding in the third quarter of 2003 was 1.4 percent (2002 — 2.1 percent) and for the first nine months of 2003 was 1.5 percent (2002 — 2.1 percent).

      The effective consolidated income tax rate for the third quarter and first nine months of 2003 was approximately 40 percent of income before income taxes (exclusive of the charges relating to PCS Yumbes described above). This compares to an effective consolidated income tax rate of approximately 36 percent for the 2002 periods. The increase in the effective rate was primarily due to the expiration of the last tax holiday in Trinidad. The tax provision for the third quarter and first nine months of 2003 was all future income taxes as compared to a current/ future split of 80 percent current and 20 percent future for the 2002 periods. The decrease in the current portion of the provision was primarily due to utilization of tax losses in the US as well as certain reclassifications from current to future income taxes.

ANALYSIS OF FINANCIAL CONDITION AND CASH FLOW

	Three Months Ended		Nine Months Ended
	September 30		September 30

($ millions)	2003	2002	2003	2002

Cash Provided by Operating Activities	$128.4	$85.3	$239.4	$262.7
Cash Used in Investing Activities	$(37.3)	$(70.3)	$(92.0)	$(202.7)
Cash (Used in) Provided by Financing Activities	$(96.7)	$26.9	$(114.0)	$(30.9)

      Cash provided by operating activities was up from third-quarter 2002 due to the collection of the large second-quarter 2003 receivables. For the first nine months of 2003, cash provided by operating activities was down compared to the same time period in 2002 due to receivables, inventories and current income taxes being a net use of cash in 2003 but a net source in 2002.

      The decrease in cash used in investing activities in both the third quarter and year-to-date was primarily due to the Company’s additional investment of $23.2 million in SQM and spending on the new DFP plant and expansion of the purified acid plant at Aurora in 2002.

      During the third quarter, the Company paid down short-term debt of $88.0 million. The Company paid dividends of $13.0 million in the third quarter and $39.1 million for the first nine months (similar to the 2002 amounts). During the first quarter, the Company issued $250.0 million of 4.875 percent notes due 2013 under its shelf registration statement. The net proceeds from the notes were used to repay short-term debt in that quarter.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Payments Due By Period

	Dollars (millions)

	Total	Within 1 year	2 to 3 years	4 to 5 years	Over 5 years

Long-term Debt	$1,272.6	$3.4	$11.8	$401.9	$855.5
Operating Leases	338.2	59.7	83.8	55.3	139.4
Raw Material Purchase Commitments	1,021.3	135.7	184.8	169.0	531.8
Other Commitments	10.9	8.0	2.2	0.7	—
Other Long-Term Liabilities	309.2	21.3	76.4	84.2	127.3

Total	$2,952.2	$228.1	$359.0	$711.1	$1,654.0

      Long-term debt consists of $1,250.0 million of notes payable that were issued under shelf registration statements, $13.2 million Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement and commitments of $3.5 million payable over five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.75 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The notes are subject to certain covenants and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements.

      Operating leases consist primarily of three items. The first is railcars that are used to transport finished goods and raw materials. These leases extend out to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad. These leases extend to 2011. The operating lease amounts disclosed in the above table were calculated as at September 30, 2003.

      The Company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and certain prices are based on market rates at the time of delivery. The commitments included in the above table are based on the market prices as at September 30, 2003. The Company’s Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities. The Company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. This agreement sets base prices (less volume discounts) through to December 2003. Prices in subsequent years are subject to renegotiation. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

      Other commitments consist of amounts relating to an acid storage agreement that is in effect until 2004, the Company’s Rocanville expansion project through 2005 and contracts to purchase limestone that run through 2007.

      Other long-term liabilities include accrued post-retirement/post-employment benefits and accrued reclamation costs.

LIQUIDITY

	Dollars (millions)

		Amount	Amount
	Total	Outstanding at	Available at
	Amount	September 30, 2003	September 30, 2003

Syndicated Credit Facility	$750.0	$—	$606.6
Line of Credit	75.0	—	58.9
Commercial Paper	500.0	143.4	356.6
US Shelf Registration	2,000.0	1,250.0	750.0

      The Company has a syndicated credit facility, renewable annually, which provides for unsecured advances. During the quarter, it was increased to $750.0 million from $650.0 million. The amount available is the total committed amount less the amount of direct borrowings and commercial paper outstanding. The line of credit is also renewable annually and the amount available is reduced by outstanding letters of credit and direct borrowings. During the quarter, it was reduced to $75.0 million from approximately $120 million. Both the syndicated credit facility and the line of credit have financial and other covenants which the Company must comply with at each quarter end. The principal covenants require debt to capital of less than 0.55:1, long-term debt to EBITDA (as defined in the syndicated credit facility) of less than 3.5:1, tangible net worth greater than $1,250.0 million and debt of subsidiaries less than $590.0 million. The Company was in compliance with these covenants at September 30, 2003.

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

      The fair value of the Company’s gas hedging contracts at September 30, 2003 was $60.4 million ($52.7 million at December 31, 2002). The Company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

RELATED PARTY TRANSACTIONS

      The Company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2003 were $58.6 million (2002 — $53.0 million). On a year-to-date basis, these sales were $200.4 million (2002 — $192.2 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

      In connection with entering into the option agreement with SQM on August 27, 2003, PCS Yumbes has agreed to purchase potash from SQM at an arm’s length negotiated price. In addition, PCS Yumbes has agreed to sell to SQM all of its potassium nitrate production at an arm’s length negotiated price. Both agreements are in effect until no later than December 31, 2004. Potash purchases for third-quarter 2003 were $5.3 million (2002 — $3.3 million). Year-to-date purchases were $8.0 million (2002 — $10.4 million). Potassium nitrate sales to SQM for the quarter ended September 30, 2003 were $7.3 million (there were no such sales in third-quarter 2002). Year-to-date sales were $17.2 million (there were no such sales in the first nine months of 2002).

      The Company has no other significant related party transactions.

CRITICAL ACCOUNTING POLICIES

      The Company’s accounting policies are in accordance with Canadian GAAP. These differ in some material respects from US GAAP. These differences are explained and quantified in Note 10 of the unaudited interim consolidated financial statements.

      The accounting policies followed by the Company will affect the reported amount of assets, liabilities, revenues and expenses. The Company has changed its method of determining the cost of finished product inventories from the first in, first out method to the weighted average method. This change in accounting policy had no significant effect on the Company’s results of operations or financial position for any of the periods presented (see Note 2 of the unaudited interim consolidated financial statements). There were no other changes to critical accounting policies.

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

      During the quarter, the Company approved plans to restructure certain operations. These plans require significant estimates to be made of the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows. Although Company management believes it has made reasonable estimates consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgements. As a result, it is reasonably possible that the amounts reported for asset impairments in connection with these initiatives could be different if the Company were to use different assumptions or if conditions were to change in the future. The Company is also required to report estimated expenses for employee termination, contract termination and other exit costs. Because such activities are complex processes that can take several months to complete, they involve periodically assessing estimates. As a result, the Company may have to change originally reported estimates when actual payments are made or the activities are completed.

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

RECENT TRANSACTION

      On October 16, 2003, the Company purchased from JIC, an arm of the Jordanian government, 26 percent of the shares of APC for approximately $173.3 million. APC is publicly traded on the Amman Stock Exchange. APC produces potash from the Dead Sea and is the world’s eighth largest potash producer with 2 million tonnes of annual capacity. Its primary markets are India (27 percent), China (23 percent) and Europe (15 percent), a good complement to the Company’s sales to North America (44 percent), Brazil (13 percent) and China (13 percent). APC’s location advantage to certain markets, access to port and low production costs make that company a natural fit to advance the Company’s strategy to be a low-cost global supplier. The purchase was financed using short-term debt and will be accounted for under the equity method of accounting.

OUTLOOK

      Grain inventories are at very low levels and the world’s grain stocks-to-use ratio is at its lowest point in 30 years. Commodity prices are up for many crops around the world that require the Company’s products, which should drive increased demand in all three nutrients.

      Business conditions are better in potash and nitrogen than in phosphate. In potash, the combination of low world inventories, more cost-conscious Russian competitors and strong projected demand from major world customers is expected to support a positive price trend moving forward. Strong third-quarter volumes, however, could signal that North American dealers made purchases in advance of price increases, which could impact fourth-quarter sales. The stronger Canadian dollar will continue to hurt potash operating costs and higher freight rates will not all be covered in existing contract prices to offshore customers, continuing to impact offshore margins.

      In phosphate fertilizers, too much production is chasing too little demand. However, changes to subsidy programs in India could have a positive impact on DAP imports. In North America, low phosphate soil nutrient levels need to be replenished but dealers continue to hold off on filling their bins. In feed, prices for cattle, poultry and hogs are up, which could create a rebound for both prices and volumes entering 2004. In the interim, the increased competitive environment as a result of the over-supply situation looks set to continue. Start-up issues at the Company’s new DFP facility in Aurora have been addressed allowing for the shut down of the DFP production at the White Springs facility. This should have a positive impact on production costs moving forward, although higher-cost inventoried product remains in the system. Industrial products continue to be the one bright light in phosphate. This is reinforced by a recent industry plant closure and tight supply and demand.

      With lower natural gas costs at quarter end, some nitrogen production has been restarted (North American production is now about 25 percent curtailed). However, supply-demand fundamentals in nitrogen are expected to remain tight due to cost pressures, restricted imports caused by high freight rates, limited new global capacity coming on stream and strong industrial demand in keeping with a better economic outlook. Prices are expected to hold or improve and more than offset higher production costs in North America due to higher natural gas costs. The Company’s Trinidad operation, with its low-cost natural gas contracts, will continue to be key to its nitrogen profitability. Assuming current market-priced natural gas, the Company expects positive earnings from its US plants. Fourth-quarter earnings will also benefit from the sale of natural gas hedges earlier this year. As of September 30, 2003, the Company was 86 percent hedged at $3.41 per MMBtu for November through December 2003, subject to collared profits.

      The Canadian dollar will continue to affect the Company’s earnings. The Company expects the dollar to end the year at 1.3310 (which would result in an $0.80 per share decrease from the results if the exchange rate entering the year had been maintained). In spite of this, the Company believes that it can earn in the range of $0.30 to $0.50 per share in the fourth quarter.

      Annual capital expenditures are expected to be approximately $150 million with additions to other assets of approximately $20 million. Cash from operating activities is expected to be over $390 million (a 24-percent improvement over 2002). Outstanding shares are expected to be 52.3 million.

      Foreign exchange continues to be unpredictable. In the trading range of $1.33 for the Canadian dollar relative to the US dollar, there will be an effect of approximately $2.2 million on the Company’s foreign exchange gain/loss before tax for each $0.01 change in the Canadian dollar. These gains/ losses are primarily non-cash so earnings are affected more than cash flow. The sensitivity has increased from the last quarter, due to an increase in Canadian-denominated net monetary liabilities and a stronger Canadian dollar.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after September 30, 2003, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the Company may undertake in the future. The Company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate the Company’s market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of

September 30, 2003, the Company’s estimated derivative commodity instruments market risk exposure was $21.5 million (2002 — $20.8 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2003 through 2008, will generally relate to changes in the spot price of anticipated natural gas purchases.

      The Company also enters into forward exchange contracts for the sole purpose of limiting its exposure to exchange rate fluctuations relating to certain trade accounts. Gains or losses resulting from foreign exchange contracts are recognized at the time that the contracts are entered into and are included in Other Income.

ITEM 4.	CONTROLS AND PROCEDURES

      As of September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and as of September 30, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.

4(c)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(d)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(e)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(f)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(g)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P.

10(t)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(u)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(jj)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(kk)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(ll)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

      On July 24, 2003, the Company furnished a current report on Form 8-K, which included as an exhibit the Company’s news release concerning its financial results for the second quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

November 6, 2003

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

November 6, 2003

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer, and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.

4(c)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(d)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(e)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(f)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(g)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S & P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P.

10(t)	Master Termination Agreement dated as of May 23, 2001, between Trinidad Ammonia Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001 (the “Second Quarter 2001 Form 10-Q”).

10(u)	Master Termination Agreement dated as of May 23, 2001, between Nitrogen Leasing Company, Limited Partnership and PCS Nitrogen Fertilizer, L.P., incorporated by reference to Exhibit 10(y) to the Second Quarter 2001 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(jj)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(kk)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(ll)	Royalty Agreement dated October 7, 1993, by and between the registrant and Rio Algom Limited, incorporated by reference to Exhibit 10(x) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.