Form 10-K
period 2003-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2004-03-15
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

          At June 30, 2003, the aggregate market value of the 52,183,854 Common Shares held by non-affiliates of the registrant was approximately $3,339,766,680.

          At February 29, 2004, the registrant had 53,367,413 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the “2003 Annual Report”), filed as Exhibit 13, are incorporated by reference into Part II.

          Portions of the registrant’s Proxy Circular for its Annual Meeting of Shareholders to be held on May 6, 2004 (the “2004 Proxy Circular”), attached as Exhibit 99, are incorporated by reference into Part III.

DEFINED TERMS

      Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “Company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group.

FORWARD-LOOKING STATEMENTS

      This document, including the documents incorporated by reference, contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities laws.

      Forward-looking statements are subject to important risks, uncertainties and assumptions that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which can cause volatility in the prices of our fertilizer products;

•	changes in competitive pressures, including pricing pressure;

•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;

•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;

•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;

•	fluctuations in the cost of transportation and distribution of our raw materials and products, including ocean freight;

•	unexpected geological conditions;

•	changes in capital markets and in currency and exchange rates;

•	the outcome of legal proceedings;

•	changes in government regulations, including environmental regulations, which could increase our costs of compliance and otherwise affect our business; and

•	acquisitions we may undertake in the future.

      We sell to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.

      As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this document will occur or, if they do, of what impact they will have on our business or on our results of operations and financial condition.

PART I
PART II
PART III
PART IV
SIGNATURES
Exhibit 11
Exhibit 12
Exhibit 13
Exhibit 21
Exhibit 23
Exhibit 31(A)
Exhibit 31(B)
Exhibit 32
Exhibit 99

PART I

ITEMS 1 and 2.     Business and Properties.

General

      We are one of the world’s largest integrated fertilizer and related industrial and feed products companies. In 2003, our potash operations represented an estimated 16% of global production, 23% of global potash capacity and 69% of global potash excess capacity. We are the fourth largest producer of phosphates worldwide by capacity. In 2003, our phosphate operations represented an estimated 6% of world phosphoric acid production. We are the third largest producer of nitrogen products worldwide by capacity. In 2003, our nitrogen operations represented an estimated 2% of world ammonia production.

      Our potash is produced from six mines in Saskatchewan and one mine in New Brunswick. Of these mines, we own and operate five in Saskatchewan and the one in New Brunswick.

      Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and purified phosphoric acid, which is used in food products and industrial processes. We believe that our North Carolina facility is the world’s largest integrated phosphate mine and processing plant. We also have a phosphate mine and two chemical plant complexes in northern Florida, three stand alone phosphate feed plants in the United States and one feed plant in Brazil. In addition, we produce a variety of phosphate products at our Geismar, Louisiana facility.

      Our nitrogen operations involve the production of nitrogen fertilizers and nitrogen feed and industrial products, including ammonia, urea, nitrogen solutions, ammonium nitrate and nitric acid. We have nitrogen facilities in Georgia, Louisiana, Ohio, Tennessee and Trinidad.

      Through Florida Favorite Fertilizer in Florida and Farmer’s Favorite Fertilizer in Georgia and Alabama, we manufacture, process and distribute fertilizer and other agricultural supplies from plants located in Florida, Alabama and Georgia.

      We are organized under the laws of Canada. Our principal executive offices are located at 122 1st Avenue South, Suite 500, Saskatoon, Saskatchewan, Canada S7K 7G3, and our telephone number is (306) 933-8500.

History

      PCS is a corporation continued under the Canada Business Corporations Act and is the successor to a corporation without share capital established by the Province of Saskatchewan in 1975. Between 1976 and 1990, we acquired substantial interests in the Saskatchewan potash industry. We purchased the Cory mine in 1976, the Rocanville and Lanigan mines in 1977, and, by 1990, 100% of the Allan mine when we acquired all of the outstanding shares of Saskterra Fertilizers Ltd.

      In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since 1993, we have made the following acquisitions of significance to the development of our company:

•	the New Brunswick potash mine and port facilities and our Patience Lake mine in Saskatchewan in 1993;

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;

•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products in 1997;

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick in 1998;

•	PCS Yumbes S.C.M. (formerly Minera Yolanda S.C.M.), a Chilean sodium nitrate and potassium nitrate producer, in 1999;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

•	an animal feed plant in Brazil in March 2000 from Mitsui Company;

•	20% of the total outstanding equity of Sociedad Química y Minera de Chile S.A., or SQM, a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002; and

•	an animal feed plant in Joplin, Missouri together with a related animal feed distribution business in March 2002.

      In 2003, we made the following significant acquisitions and dispositions: In October 2003, we purchased 26% of the shares of Arab Potash Company from Jordan Investment Corporation, an arm of the Jordanian government, for approximately $178 million. In November 2003, we entered into an agreement with SQM to sell the shares of PCS Yumbes for an aggregate purchase price of $35 million, subject to adjustments. This transaction is expected to close no later than December 31, 2004.

Potash Operations

      Our potash operations include the mining and production of potash, which is predominantly used as fertilizer.

Properties

      All potash produced by the Company in Saskatchewan is in the southern half of the Province, where extensive potash deposits are found. The potash ore is contained in a predominantly rock salt formation known as the prairie evaporites, which lie about 3,000 feet below the surface. The evaporite deposits, which are bounded by limestone formations and contain the potash beds of approximately 8 to 17 feet thickness. Three potash deposits of economic importance occur in the Province, the Esterhazy, Belle Plaine and Patience Lake members. The Patience Lake member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy member is mined at the Rocanville and Esterhazy mines.

      Under a long-term mining and processing agreement effective through December 31, 2026, IMC Esterhazy Canada Limited Partnership (“IMC”) mines and processes our mineral rights at the Esterhazy mine. We have the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2006, for which notice must be given no later than June 30, 2006. IMC has the option to abandon the mine at any time after December 31, 2011, thus terminating the mining and processing agreement. In each year the maximum finished product we are permitted to take under the mining and processing agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2004, we have notified IMC that we require 952,500 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. We share, on an annual basis, in such water inflow remediation costs.

      We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We produce granular product at our Cassidy Lake, New Brunswick facility using standard grade product from certain of our other mine sites. We also hold an interest in certain oil and gas rights within the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., now supply the New Brunswick facility with natural gas to meet its fuel needs. During the investigation for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of the existing mine operations. Exploration permits have been obtained and preliminary seismic and drilling has taken place. We are exploring this potash deposit for possible future development.

      We control the right to mine 613,559 acres of land in Saskatchewan. Included in these holdings are mineral rights to 506,803 acres contained in blocks around the six mines in which we have an interest, of which acres we own approximately 36%, approximately 50% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. Our remaining 106,756 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing or, in one case, that there is continuation of the

Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 years periods.

      The following map shows the location of our Canadian mining operations.

      PCS Yumbes, which we acquired in 1999, holds mining concessions on certain sodium nitrate deposits in the Atacama desert in northern Chile. In November 2003, we entered into an agreement with SQM to sell our interest in PCS Yumbes.

Production

      We produce potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Approximately 12 grades of potash are produced to suit different preferences of the various markets.

      In 2003, our conventional potash operations (including Esterhazy) mined 18.9 million tonnes of ore at an average grade of 22.76% potassium oxide (K2O). In 2003, our potash production from all our operations (including Esterhazy) consisted of 7.094 million tonnes of potash (KCl) with an average grade of 61.06% K2O, representing 44% of North American production.

      Our present annual potash production capacity is approximately 12.1 million tonnes KCl, which includes maximum annual production under the Mining and Processing Agreement with IMC of 952,500 tonnes at Esterhazy. In 2003, our production capacity represented an estimated 53% of the North American total capacity while our excess capacity was an estimated 75% of North American excess production capacity. We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

      The New Brunswick mine is a conventional cut and fill mine. In addition to potash production, this mine also produced 0.57 million tonnes of sodium chloride (salt) in 2003. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

      The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

		2003 Production			2002 Production			2001 Production

				Finished			Finished			Finished
		Ore		Product	Ore		Product	Ore		Product
	Annual	(millions	Grade	(millions	(millions	Grade	(millions	(millions	Grade	(millions
	Capacity(3)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)

Lanigan	3.828	5.359	20.63	1.488	4.947	19.92	1.424	4.756	20.82	1.354
Rocanville	2.295	5.999	23.50	1.989	5.060	23.26	1.700	4.767	23.21	1.593
Allan	1.885	2.790	24.78	0.934	2.537	24.43	0.864	2.352	24.11	0.768
Cory	1.361	2.459	25.03	0.730	2.376	24.96	0.677	2.515	25.08	0.747
Patience Lake(1)	1.033			0.251			0.230			0.241
New Brunswick	0.785	2.311	23.21	0.749	1.828	22.97	0.599	1.876	22.83	0.609

Totals(2)		18.918		6.141	16.748		5.494	16.266		5.312

(1)	Solution mine.

(2)	Does not include Finished Product from Esterhazy of .953 for each of 2003 and 2002 and .816 for 2001.

(3)	million tonnes of Finished Product (KCl).

      The mining of potash is a capital-intensive business subject to the normal risks and capital expenditure requirements associated with mining operations. The processing of ore may be subject to delays and costs resulting from mechanical failures and such hazards as unusual or unexpected geological formations, subsidence, floods and other water inflows, and other conditions involved in mining ore.

Reserves

      The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. Reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within a one mile radius or distance from an existing sampled mine entry. A historical extraction ratio from the thirty to thirty five years of mining results is then applied to estimate the reserves. Mineral Resources beyond the reserve calculations are contained within a seven to ten mile economic radius of the existing shafts depending upon travel conditions. The Company’s estimated recoverable ore as of December 31, 2003 for each of our Saskatchewan mines is as follows:

	Reserves		Mineral Resources

	Tonnes(1)(2)(3)	Average	Tonnes
	(millions of tonnes	Grade	(millions of tonnes of
	of recoverable ore)	(K2O)	recoverable ore)(2)(3)

Allan	253	25.9%	960
Cory	202	25.1%	830
Lanigan	437	22.0%	1,300
Rocanville	386	22.5%	200

(1)	There has been no third party review of reserve estimates within the last three years.

(2)	The extraction ratio of recoverable ore to in place material for each mine is as follows: Allan 0.32, Cory 0.26, Lanigan 0.30 and Rocanville 0.33

(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows: Allan 2.904, Cory 3.39, Lanigan 3.5, Rocanville 3.003.

      The Company believes that, based on its estimates of reserves and resources and with production rates at full capacity and utilizing current technology, each of the Allan, Cory and Lanigan mines has a life in excess of 100 years and the Rocanville mine has a life in excess of 84 years.

      Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate definitively the productive capacity of or the recoverable ore from this operation. However, based on information obtained upon the acquisition of the mine, current technology and the present mining area for this operation, the Company believes that the mine has a life of at least 40 years for the existing mine workings. Estimates are made utilizing the ore surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual evaporation rates from the ponds and the annual rate of KCL recovered from the ponds.

      Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates reserves of 89.5 million tonnes of recoverable ore at an average grade of 25.6% and 29.3 million tonnes of estimated finished product (KCI) at its New Brunswick mine. The Company believes that, based upon its reserve and resource estimates, the New Brunswick mine has a life of approximately 80 years with production at full capacity.

Phosphate Operations

      We mine phosphate ore and manufacture solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

Properties

      We conduct our phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a purified acid plant, a liquid fertilizer plant, a superphosphoric acid (SPA) plant, two diammonium phosphate (DAP) plants, a defluorinated phosphate (DFP) animal feed plant and a solid fertilizer plant capable of producing DAP, granular triple superphosphate (GTSP) or monoammonium phosphate (MAP). Expansion of our purified phosphoric acid production plant at Aurora was completed in the first quarter of 2003. The expansion increased capacity by 83,000 tonnes to 251,000 tonnes P2O5.

      The White Springs facility is the third largest P2O5 producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants, a phosphoric acid plant and superphosphoric plant located at the Swift Creek complex.

      The location of our Aurora and White Springs mining operations are as shown on the following map.

      At our Geismar, Louisiana facility, we manufacture a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant, a SPA plant, and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Rhodia Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; Joplin, Missouri; and Sao Vincente, Brazil;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	terminal facilities at Morehead City, North Carolina and Savannah, Georgia.

      The animal feed plant at Kinston, North Carolina ceased production during the first quarter of 2003.

Plant Locations	Phosphate Products Produced

Aurora, North Carolina	DAP, GTSP, MAP, SPA, Animal Feed, Merchant Grade Phosphoric Acid (“MGA”), purified acid
White Springs, Florida	SPA, DAP, MAP, MGA, Animal Feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana	MGA, SPA, liquid fertilizer
Marseilles, Illinois	Animal Feed
Weeping Water, Nebraska	Animal Feed
Joplin, Missouri	Animal Feed
Sao Vincente, Brazil	Animal Feed

Production

      We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2003, the Aurora facility’s total production of phosphate rock was 3.08 million tonnes and the White Springs facility’s total production of phosphate rock was 2.69 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997.

      Phosphate rock is the major input in our phosphorus processing operations. Substantially all of the phosphate rock produced is used internally for the production of phosphoric acid, SPA, chemical fertilizers, purified phosphoric acid and animal feed products. Unlike the Aurora and White Springs operations, the Geismar facility does not mine phosphate rock. Presently, the Geismar facility purchases phosphate rock from Morocco pursuant to a long-term agreement with a Moroccan government-owned company, wherein prices are reset at prescribed dates through negotiation.

      In addition to phosphate ore, the principal raw materials we require are sulfur, sulfuric acid and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which we purchase from third parties. In December 1997, we entered into a ten-year supply contract with an offshore supplier to supply a portion of our sulfur requirements. In connection therewith, we built a multipurpose ocean-going vessel to ship such sulfur and to handle sulfuric acid, phosphoric acid and other chemicals. We produce sulfuric acid at the Aurora facility, White Springs facility and Geismar facility and purchase additional sulfuric acid from unaffiliated sellers. We also transport surplus production of sulfuric acid at the White Springs facility to the Aurora facility as needed.

      Our phosphate operations purchase all of their ammonia from or through PCS Nitrogen and PCS Sales (USA), Inc., which are our wholly owned subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Most of the ammonia that we purchase from third parties is produced in

Russia and imported through an ammonia terminal which we operate located within the port of Savannah (Garden City, Georgia).

      We produce MGA at Aurora, White Springs and Geismar. Some MGA is sold to foreign and domestic fertilizer producers and industrial customers. We further process the balance of the MGA to make solid fertilizer (DAP and MAP), liquid fertilizers, animal feed supplements for the poultry and livestock markets, and purified phosphoric acid for use in a wide variety of food, technical and industrial applications.

      The following table sets forth, for each of the last three years, the Company’s production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock

(Million Tonnes)

		2003		2002		2001
	Annual
	Capacity	Production	%P2O5	Production	%P2O5	Production	%P2O5

Aurora, NC	6.0	3.078	27.40	3.444	26.91	3.938	26.94
White Springs, FL	3.6	2.686	30.76	1.547	30.16	1.677	30.19
Geismar, LA	—	—	—	—	—	—	—

Total	9.6	5.764		4.991		5.615

Phosphoric Acid

(Million Tonnes P2O5)

	Annual	2003	2002	2001
	Capacity	Production	Production	Production

Aurora, NC	1.202	0.919	0.852	0.916
White Springs, FL	1.093	0.777	0.480	0.473
Geismar, LA	0.202	0.165	0.180	0.184

Total	2.497	1.861	1.512	1.573

Reserves

      Our phosphate deposits in North Carolina occur in a formation known as the Pungo River formation of the middle Miocene age. The formation, typically 75’ to 125’ below ground surface, is composed of interbedded phosphatic sands, silts and clays, diatomaceous clays, and phosphatic limestone. Phosphate of value in the ore horizon occurs as pellets of brown and black sand-sized particles, with flat-sided angular quartz grams and variable amounts of silt, clay and interbedded limestone. The phosphate ore (matrix) horizon throughout is distinguished by its relative uniformity in thickness, % P2O5 and other quality characteristics.

      Our White Springs operations are in Hamilton County, Florida. The Hamilton County phosphate deposits in the North Florida Phosphate District are reported to be of the middle Miocene and Pliocene ages. Because of partial reworking during the Pliocene age, these deposits tend to be more variable than middle Miocene deposits, such as those found in North Carolina.

      In estimating our phosphate reserves, we had previously retained a third party to prepare reports of the estimated phosphate ore reserves at Aurora and White Springs. Based on (i) a review and assessment of the Company’s land-ownership maps, (ii) drilling and technical assays and assessments, (iii) discussions with Company personnel familiar both with the geology of the phosphate ore deposits and each site’s mining operations and (iv) judgments regarding the recoverability of phosphate from the ore deposits based on economic and technical factors such as the ore grade, mining, transportation and beneficiation issues and environmental and regulatory factors, the reserve estimates set forth in the reports were developed.

      Since receipt of the reports (1995 for Aurora and 1997 for White Springs) we have annually adjusted and updated the ore reserve estimates for both the Aurora and White Springs operations by making adjustments for ore consumed, number of tons sterilized (i.e., bypassed), deletions (for property sold, traded or agreed to be set aside for environmental or other purposes), additions (based on land and mineral right acquisitions) and other appropriate adjustments. There has been no third party review of the estimates within the past three years.

      The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as at December 31, 2003 at an average grade of 30.7% P2O5.

	Tonnes of
	Phosphate Rock	Average Grade
	(millions of tonnes)	% P2O5

Aurora	366	30.7%
White Springs	58	30.7%

Total	424

      The reserves set forth above for Aurora would permit mining to continue at normal rates for about 75 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.2 million P2O5 tonnes of phosphoric acid. Prior to our acquisition of Texasgulf in April 1995, Texasgulf transferred approximately 408 million tonnes of phosphate reserves to a newly established company, the common stock of which was transferred to Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. We were granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf and Williams agreed, for a period of ten years from April 10, 1995, not to compete with us with respect to those reserves.

      At White Springs, we estimate that additional recoverable reserves equivalent to 6 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves and available purchase rock of 64 million tonnes of phosphate rock at White Springs would sustain the mine for 18 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.1 million P2O5 tonnes of phosphoric acid.

Nitrogen Operations

      Our nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for agricultural, industrial and animal nutrition purposes.

Properties

      PCS Nitrogen has five nitrogen production facilities, of which four are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

Plant Locations	Nitrogen Products Produced

Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana*	Ammonia, nitric acid and nitrogen solutions
Lima, Ohio	Ammonia, urea, nitric acid and nitrogen solutions
Memphis, Tennessee*	Ammonia and urea
Point Lisas, Trinidad	Ammonia and urea

*	In June 2003, PCS Nitrogen indefinitely shut down its Memphis plant and suspended production of ammonia and nitrogen solutions at Geismar due to high U.S. natural gas costs and low product margins.

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

      Despite our belief that most of the services described above are available from other sources, the termination of or the need to replace certain of those services (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruption to the operation of the affected plant.

Raw Materials

      Natural gas is the primary raw material used for the production of nearly all of PCS Nitrogen’s products. For 2003, the purchase and transport of natural gas, excluding purchased product, comprised over half of PCS Nitrogen’s total cost of goods sold, including the gain on our 2003 natural gas hedges in the U.S. of $89.9 million. In the U.S., PCS Nitrogen employs natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases most of its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen’s facilities. Approximately 75% of PCS Nitrogen’s domestic consumption of natural gas is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

PCS Joint Venture

      We indirectly hold all outstanding interests in PCS Joint Venture, LP (“PCS Joint Venture”), a limited partnership doing business in Florida as Florida Favorite Fertilizer and in Georgia and Alabama as Farmer’s Favorite Fertilizer. Potash Corporation of Saskatchewan (Florida), Inc. is the general partner of PCS Joint

Venture. PCS Joint Venture manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida, Alabama and Georgia.

Marketing

      The following table summarizes our net sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three calendar years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2003	2002	2001

	(millions of dollars)
Potash(1)
Canada	$36.1	$23.7	$24.0
United States	214.0	206.2	212.7
Canpotex(2)	260.6	241.2	237.6
Other	108.4	73.4	57.5

Total	$619.1	$544.5	$531.8

Phosphates
Canada	$70.1	$61.3	$60.5
United States	584.6	481.2	480.0
PhosChem(2)	80.8	34.4	65.3
Other	46.4	59.9	47.8

Total	$781.9	$636.8	$653.6

Nitrogen
Canada	$9.5	$8.8	$2.3
United States	1,002.6	690.0	835.2
Other	52.7	48.6	57.9

Total	$1,064.8	$747.4	$895.4

(1)	Data for 2001 does not include PCS Yumbes, which was accounted for on a pre-production basis in such year.

(2)	See discussion below for information regarding Canpotex Limited and PhosChem sales.

      The following table summarizes our net sales from potash, phosphate and nitrogen products, by category of product, in the past three calendar years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2003	2002	2001

	(millions of dollars)
Potash(1)
Potash	$566.8	$516.0	$525.5
Miscellaneous (nitrates and salt)	52.3	28.5	6.3

	$619.1	$544.5	$531.8

Phosphates
Fertilizer — liquids	$167.7	$144.9	$145.0
Fertilizer — solids	249.2	113.4	130.1
Feed	182.6	216.8	208.6
Industrial	174.5	155.1	168.1
Miscellaneous	7.9	6.6	1.8

	$781.9	$636.8	$653.6

	2003	2002	2001

	(millions of dollars)
Nitrogen(2)
Ammonia	$498.3	$285.1	$392.3
Urea	283.5	217.6	217.7
Nitrogen Solutions	98.5	96.4	126.8
Nitric Acid/ Ammonium Nitrate	165.0	127.5	136.7
Miscellaneous	19.5	20.8	21.9

	$1,064.8	$747.4	$895.4

(1)	Data for 2001 does not include PCS Yumbes, which was accounted for on a pre-production basis in such year.

(2)	Including purchased product.

      For further financial information about our business segments and domestic and international sales, see Note 17 to our 2003 consolidated financial statements, incorporated by reference under Item 8 in this report on Form 10-K.

      We have a diversified customer base and, apart from sales to Canpotex Limited, no one customer accounted for more than 10% of our sales in 2003.

      Potash from our Saskatchewan mines for sale outside North America is sold exclusively to Canpotex. PCS Sales (Canada) Inc. executes offshore marketing and sales for our New Brunswick potash and executes marketing and sales for our potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for our potash, phosphate and nitrogen products in the United States. PCS Sales (USA), Inc. also generally executes international marketing and sales of our potassium and sodium nitrate products. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which we execute offshore marketing and sales for our phosphate fertilizers. See “Offshore Marketing” below.

      At December 31, 2003, our sales and transportation and distribution functions were handled by 183 employees in Chicago, Illinois and various other locations in the United States and Brazil, and 14 employees in Saskatoon, Saskatchewan.

North American Marketing

      In 2003, North American net sales from potash products represented 10% of our total net sales, substantially all of which was attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

      In 2003, North American net sales from phosphate products represented 27% of our total net sales, substantially all of which was attributable to phosphate customers in the United States. In 2003, the majority of PCS Phosphate’s phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

      In 2003, North American net sales from nitrogen products represented 41% of our total net sales and PCS Nitrogen’s non-fertilizer products accounted for approximately 55% of PCS Nitrogen’s nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2003, the majority of PCS Nitrogen’s nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

      Ammonia purchased by us is used in our operations and is sold to third party customers by PCS Sales (USA), Inc.

      The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers. The majority of our purified phosphoric acid is sold directly to consumers of the product, with the balance sold through an authorized non-exclusive distribution network.

Offshore Marketing

      Potash we produce in Saskatchewan for sale outside North America is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. All the shareholders of Canpotex, including us, have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The members of Canpotex have exempted our production from our New Brunswick mine from this requirement. Any member may terminate its membership in Canpotex at specified times of the year on six months’ notice.

      In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. We currently supply 54.2% of Canpotex’s requirements. Canpotex generally sells potash to government agencies and private firms pursuant to six-month contracts at negotiated prices or by spot sales.

      The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

	2003	2002	2001

Asia	71%	72%	73%
Latin America	21	16	16
Oceania	5	9	8
Europe	3	3	3

Total	100%	100%	100%

      For 2003, sales to Canpotex represented 11% of our total net sales and net sales from offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of our total net sales. In April 2003, Canpotex’s marketing joint venture for certain offshore markets (outside North America and Europe) with JSC Uralkali, a Russian potash producer, was terminated effective June 1, 2003. We do not believe this to have had a material effect on Canpotex.

      Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, IMC Phosphates Company, a joint venture between IMC Global Inc. and Phosphate Resource Partners LLP, and Mississippi Phosphates Corporation. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the European Economic Area, sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, IMC Phosphates is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (merchant grade phosphoric acid) to export countries. Total sales for 2003 (on a P2O5 basis) were apportioned as follows: 80% to IMC Phosphates Company; 14% to PCS Phosphate; and 6% to Mississippi

Phosphates. The PhosChem agreement is renewed annually. If the PhosChem agreement is not renewed, we do not believe the disbanding of PhosChem would materially affect our sales of fertilizer.

      Revenue from sales to PhosChem accounted for 3% of our total net sales in 2003. Other offshore phosphate sales accounted for 2% of our total net sales in 2003. All of our phosphate sales to China were made through PhosChem. In 2003, 65% of PhosChem’s volume was in the form of DAP.

      The following table sets forth the percentage of DAP sales of PhosChem for the past three calendar years in the various geographical regions:

	2003	2002	2001

Asia	84%	90%	83%
Latin America	10	4	8
Oceania	6	6	9

Total	100%	100%	100%

      With respect to offshore sales of nitrogen, ammonia and urea, sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2003, net sales from offshore sales of nitrogen represented 2% of our total net sales.

      Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade, and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation

      We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2003, we owned or leased approximately 175 strategically located warehouses to store our products and better serve our customers. To complement our distribution system, we also own or lease in excess of 6,000 rail cars.

      In 2003, the industry experienced significant cost increases with regard to rail rates and leasing vessels for dry cargo shipments as a result of greater demand than available supply.

Potash Products

      Transportation costs add significantly to the total cost of potash. Producers have a definite advantage in markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the nations of the former Soviet Union, Germany and Israel) to compete effectively in some of our traditional markets.

      Most of our potash for North American customers is shipped by rail. Shipments are also made by rail from each of our Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to our warehouses and storage facilities in Canada and the United States. Potash from the New Brunswick mine is shipped primarily by ocean-going vessel from the Port of Saint John, although truck and rail transport are also used for North American customers.

      In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also have an interest in a port facility located in Portland, Oregon.

Phosphate Products

      With respect to phosphates, we have long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which we receive and store Aurora facility raw materials and finished product. We use barges and tugboats to transport solid products, phosphoric acid, sulfuric acid and sulfur between the Aurora facility and Morehead City, North Carolina. Raw materials and products, including sulfur, are also transported to and from the Aurora facility by rail. We receive ammonia for our phosphate operations at Aurora through our ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora facility.

      Sulfur is delivered to the White Springs facility primarily by unit trains from Canada. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina, for offshore sales.

      Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean going vessels. Sulfur is delivered to the Geismar facility by truck and rail.

Nitrogen Products

      We distribute our nitrogen products by barge, railcar, truck, and direct pipeline to our customers and through our strategically located storage terminals in high consumption areas. We lease or own approximately 30 nitrogen terminal facilities with an aggregate storage capacity of approximately 325,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

      We distribute products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. Our distribution operations in Trinidad employ three long-term chartered ocean-going vessels and utilize short term and spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

Competition

      The markets for potash, both domestic and foreign, are highly competitive. Since potash is a commodity, producers must compete based on price and service (e.g., delivery time and ability to supply high quality material). Apart from competitive pricing, we compete based on the quality of our products and services provided to customers. Among other things, we provide quality service by maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. Our potash competition includes three North American producers and potash producers located outside North America, including in the former Soviet Union republics, Israel and Germany. We recently acquired a 26% share ownership of Arab Potash Company in Jordan.

      Many phosphate products, particularly solid fertilizers, are commodities, with little or no product differentiation, and thus trade on the basis of prices determined in highly competitive markets. Our principal advantage at Aurora and White Springs in competing with other producers is that we operate integrated phosphate mine and phosphate processing complexes, while most of our competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their chemical processing plants, thus incurring substantially higher rock processing costs. In addition, due to our location in North Carolina and the relatively high cost of transportation, our U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions. Similarly, White Springs and other Florida producers have a natural advantage in the South. Gulf Coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.

      We also compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia and Australia. In addition, increased phosphate production in the traditionally important export markets of China and India have impacted export sales to those countries.

      Within the animal feed supplement business in the phosphate segment, opportunities to differentiate products based on nutritional content exist, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market.

      Nitrogen, the most widely produced nutrient, is a regional business. However, ammonia, the feedstock for all nitrogen products, can be manufactured in any country with adequate natural gas supplies and is a way for developing nations to monetize their gas. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Rising natural gas costs in the developed world have led to plant closures, since gas is at least 70 percent of the cost of producing ammonia there. The resulting tight supply has increased prices, attracting less expensive imports from areas of lower-cost gas such as Trinidad, Venezuela and the Middle East. The U.S. is increasingly supplied from offshore.

      Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Most are attached to their suppliers by pipeline.

      Our nitrogen production serves both fertilizer and industrial customers, with our U.S. plants primarily supplying industrial customers and Trinidad our fertilizer customers. We are not immune when expensive natural gas makes U.S. ammonia plants non-competitive with offshore production, but our lower-cost Trinidad plants help offset this. The high cost of gas in North America and competition from inexpensive exports have resulted in poor financial circumstances for many competitors and the industry continues to consolidate. Within North America, sales are regionalized due to transportation costs. Cooperatives, one private company and two public companies are our main competitors. Imports from inexpensive offshore production are expected to continue, but rising freight costs limit them somewhat.

Employees

      At December 31, 2003, we employed 4,904 persons, of whom 1,786 were salaried and 3,118 were hourly paid. Of these employees, our potash operations employed 1,646 people, the phosphate operations 2,333, and the nitrogen operations 571. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 233. Our sales group employed 121 people.

      We have entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2005. The Lanigan agreement expires on January 31, 2006. PCS and the Rocanville Potash Employees Association have a contract that expires on May 31, 2006. The agreement between IMC and the union representing the employees at the Esterhazy mine expired on January 31, 2004 and they are currently in negotiations. The union agreement at PCS Cassidy Lake expires December 31, 2004. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2006 and the collective agreement at the PCS Purified Phosphates facility in Cincinnati expires November 1, 2004. PCS Nitrogen has one location in Memphis (currently shutdown indefinitely) with a collective bargaining agreement that expires September 17, 2004. In addition, the agreement between BP Chemicals, Inc. and the union representing employees at the Lima plant expires February 17, 2006. We believe our relations with our employees to be good.

Royalties and Certain Taxes

      Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. Our taxes, fees and royalty expenses were $51.3 million in 2003.

      We are subject to capital tax on our paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and our taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 2003, we paid capital tax of $4.9 million and surtax of $14.0 million.

      We pay royalties to the New Brunswick government on the basis of production from our New Brunswick mine. In addition, we pay municipal taxes. Our expenses for such royalties and municipal taxes were $6.2 million in 2003.

      We do not make royalty payments in connection with our phosphate and nitrogen operations.

Income Taxes

      PCS and certain subsidiaries are subject to federal income taxes (which include the Large Corporations Tax) and provincial income taxes in Canada.

      Our subsidiaries that operate in the United States are subject to U.S. federal and state income taxes. These subsidiaries are not currently subject to federal cash income taxes by virtue of net operating losses incurred. Our nitrogen subsidiaries operating in Trinidad are subject to Trinidad taxes.

      The effective consolidated rate for 2003 was 40% of pre-tax income (exclusive of the charge related to PCS Yumbes and a fourth quarter income tax reversal) compared with 36% for 2002.

Environmental Matters

      Our operations are subject to numerous environmental requirements under federal, provincial, state and local laws and regulations of Canada, U.S., Chile, Brazil and Trinidad and Tobago. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation, and solid and hazardous waste management. Many of these laws, regulations, and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.

      We believe that we are currently in material compliance with applicable environmental laws and regulations and that we are also well positioned to meet anticipated requirements under these laws and regulations. Although significant capital expenditures and operating costs have been and will continue to be incurred on account of environmental laws and regulations, we do not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or will have, a material adverse effect on our business. However, we cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations or permit requirements are administered, interpreted, or enforced.

      We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. In addition, we, and our individual facilities, implement programs and requirements to restore and reclaim sites after mining activities. Our obligations and potential liabilities under these statutes and programs have been, and can be expected to continue to be, significant. We do not believe, except as set out herein, that such obligations and potential liabilities have had, or will have, a material adverse effect on our business. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs, and there is no guarantee that we will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.

Environmental Requirements, Permits and Regulatory Approvals

      Many of our operations and facilities are required by federal, provincial, state and local environmental laws to operate in compliance with a range of regulatory requirements, permits and regulatory approvals. Such permits and approvals typically have to be renewed or reissued periodically. We may also become subject to new laws or regulations that impose new requirements or require us to obtain new or additional permits or approvals. We believe that we are currently in material compliance with existing regulatory programs, permits and regulatory approvals. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future regulations, permits and approvals may be more stringent and may require increased expenditures on our part.

      With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. Federal and state regulation of hazardous air pollutants is expected to require additional air emission control equipment and increased operating expenditures at some U.S. facilities. The Clean Air Act operating permit program requires the addition of enhanced emissions monitoring equipment at some facilities. Recent rules require specific new controls for hydrogen fluoride emissions in phosphoric acid production. Some states, including Louisiana, also regulate ammonia and nitric acid as hazardous air pollutants. Further, the U.S. Environmental Protection Agency has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards and has issued a number of regulations establishing requirements to reduce nitrogen oxide (NOx) emissions and other criteria air pollutant emissions. Louisiana and Georgia are considering approaches for atmospheric ozone control, which may include additional controls and restrictions for NOx. We continue to monitor developments in these various programs and to assess their potential impact on our operations.

      Our facility in Geismar, Louisiana, is subject to various permit requirements under the Clean Air Act and must obtain a Title V operating permit for each of four operating areas at the plant. Pursuant to a Compliance Order issued by the Louisiana Department of Environmental Quality in 2001, we reviewed its air permits and air permit applications and provided information to address certain deficiencies in its Title V permit applications. We continue to provide information to and cooperate with the Louisiana Department of Environmental Quality on the Title V permits.

      Significant portions of our phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, we must obtain a permit from the U.S. Army Corps of Engineers (the “Corps”) before disturbing the wetlands. In 1997, the Corps issued a permit granting us approval to mine certain areas, subject to mining being completed no later than 2017. The permit contains various provisions on mitigation of wetland impacts associated with mining covered by the permit, and we have acquired additional land adjacent to the Aurora facility for mitigation purposes. Our mining activities in North Carolina also require various authorizations from agencies of the State of North Carolina, including State mining permits that contain bonding and reclamation requirements. The State has issued a renewed mining permit effective through August 1, 2013 for the areas presently being mined, including the wetlands covered by the 1997 Corps permit.

      On April 4, 2002, the Pamlico-Tar River Foundation filed a complaint under the Clean Water Act against the Corps, the U.S. Environmental Protection Agency, several individual employees of those agencies and us in U.S. District Court for the Eastern District of North Carolina contesting and seeking revocation of the 1997 Corps permit and alleging that the U.S. Environmental Protection Agency and the Corps, in the issuance of the permit, violated certain requirements under the Clean Water Act and the National Environmental Policy Act governing their evaluation of the activities to be permitted and of reasonable and practicable alternatives to those activities. We believe that the 1997 Corps permit was properly issued and intend to vigorously defend this lawsuit. All parties to the case have filed motions for summary judgment based on the administrative record. We continue to mine in accordance with the permit under the supervision of the Corps and do not expect the claim to have a material adverse effect on our financial position or results of operations.

      On November 2, 2000, we filed a permit application seeking authorization from the Corps to continue mining on the peninsula following depletion of the reserves authorized to be mined under the current permit. The Corps’ permitting process involves environmental studies of potential mining areas and evaluation of mine plans and reclamation alternatives. All affected regulatory authorities, various commenting agencies, and interested outside parties, including special interest groups and others who may provide organized opposition to our mining plans, participate in the process. Selection of mine plans and reclamation alternatives and the outcome of the environmental studies could require changes to current reclamation and mitigation practices, potentially resulting in higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect our reserves and costs.

      In 2003, the Corps issued a federal wetlands impact permit, expiring in 2040, for mining operations covering nearly all remaining reserves in the White Springs project area. State approvals were granted for the same area with no expiration date. Local (Hamilton County) approval was granted in 2003 for that area, with provision for a five-year compliance review and automatic renewal of the permit, contingent only upon compliance with permit conditions at the time of renewal. Future mine permitting at White Springs is expected to be limited to the addition of three small areas removed from consideration in late 2002 and minor modifications as needed to accommodate operational changes.

      Lands mined by White Springs after July l, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the Florida Department of the Environment unless otherwise provided in a Memorandum of Agreement, dated February 1, 1995, between us and the Florida Department of the Environment. The Memorandum of Agreement established alternate procedures for us to follow for wetlands reclamation on certain specified lands. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes. The Memorandum of Agreement also provided for mitigation of mining impacts in a portion of the mining area, particularly impacts to wetlands, to be done through funding of public acquisition of environmentally sensitive lands in the region. Our contribution for the land acquisition program through 2003 totaled $6.4 million. In the course of permitting for remaining operations at White Springs, we agreed that lands mined after January 1, 2003 would be excluded from the Memorandum of Agreement.

Capping of Byproduct Gypsum Stacks

      Production of phosphoric acid also produces gypsum, which is normally placed in above-ground storage areas called gypsum stacks. In Florida, regulations require companies to “cap” the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity, which in the case of White Springs exceeds the projected operating life of the facility, or if groundwater standards are not being met. We expect to be allowed to continue using the three gypsum stacks at the White Springs facility for their remaining useful lives. We also have gypsum stacks at the Aurora facility in North Carolina and the Geismar facility in Louisiana. In North Carolina, on exhaustion of the mine’s phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time. The inactive portions of the gypsum stacks at the Geismar facility are capped and have water management systems in place.

Potash Decommissioning Regulations

      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. Pursuant to the regulations, we filed the plans with the Minister of the Environment for Saskatchewan in the spring of 1997. In February 1998, we were advised that, although the plans were technically acceptable, the regulatory agency did not accept the schedule proposed for decommissioning of the waste salt piles. Following further discussions between the provincial potash industry and the regulatory agency, we were advised in July 2000 that the plans submitted in 1997 were accepted, provided that the plans are revised by 2005. A government-industry task force was established to produce mutually acceptable revisions of the plans, which would incorporate a cost benefit analysis of the decommissioning options. The process of revising the plans is continuing. In 2001, agreement was reached with the Provincial Government on financial assurances for the decommissioning and reclamation plan to cover the interim period before 2005. In July 2001, a Cdn$2.0 million Letter of Credit was posted and it will remain in effect until the revised plans are accepted. Because of the uncertainty regarding the final nature of the plans, the timing of implementation and the structure of the financial assurance, we are unable, at this time, to accurately estimate the financial implications of the plans.

Site Assessment and Remediation

      We have incurred and expect to continue to incur costs and liabilities related to our and our predecessors’ past and current waste disposal practices and ownership and operation of real property and facilities. The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. In the course of our current and former operations, including those of divested and acquired businesses, we have generated, and with respect to our current operations, continue to generate substances that could result in liability for us under these laws.

      In 1999, PCS Joint Venture signed an Administrative Order on Consent with the U.S. Environmental Protection Agency under CERCLA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study of certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property (collectively referred to as the “Landia Site”). PCS Joint Venture and another party are sharing the costs of the Remedial Investigation and Feasibility Study, which is projected to be completed some time in 2004. There are ongoing efforts to identify and locate other parties who may be liable for remediation at Lakeland.

      In 1994, PCS Joint Venture responded to information requests from the U.S. Environmental Protection Agency and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. PCS Joint Venture initially submitted a proposed Corrective Action Plan to GEPD in 1999, which has now been revised several times in response to GEPD comments. PCS Joint Venture has also conducted and submitted an assessment of the site. Based on its review of the assessment and the Corrective Action Plan, GEPD has expressed its opinion that remediation of the site will require some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. We continue to assess various remedial alternatives and plan to present GEPD with alternative on-site management options.

      PCS Joint Venture is cooperating with regulatory authorities in their investigations of the Lakeland and Moultrie sites. We established an accrual in the amount of $18 million to reflect a reasonable estimate of our liabilities at these sites. The accrual has been revised down to $14.9 million since the establishment of the accrual in response to conditions at these sites.

      We are also engaged in on-going site assessment and/or remediation activities at a number of other facilities currently or previously owned or operated by us. In each instance, we are working with the appropriate regulatory authorities to address these sites. In the past, we have received other notices identifying us as a potentially responsible party with respect to certain sites that were never owned or operated by us. We reviewed information pertinent to these sites and responded to these notices. Among these sites is the site of a former fertilizer blending operation in Charleston, South Carolina known as the “Planter’s site.” While we maintain that we have no liability for the Planter’s site, either as the successor to any former owner or operator of the site or otherwise, we have been engaged in discussions with the U.S. Environmental Protection Agency concerning the Planter’s site. Based on current information about these various facilities and sites and other potentially responsible parties, we believe that our future obligation with respect to these facilities and sites will not have a material adverse effect on our financial position or results of operation.

Facility and Product Security

      Following the September 11, 2001 terrorist attacks in the United States, we, through our Safety, Health and Environment department, evaluated and addressed actual and potential security issues and requirements associated with our operations in the United States and elsewhere. Additional actions and expenditures may be required under existing and anticipated regulations from the U.S. Coast Guard and the U.S. Department of Transportation, and possibly other agencies. In the United States, Congress continues to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements and we also have adopted security measures and enhancements beyond those presently required. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our business. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

Environmental Costs and Expenditures

      We anticipate that our operating and capital expenditures related to environmental regulatory matters in 2004 and 2005 will not differ materially from the range of amounts expended within the past two years. The major categories of expenditures include reclamation and restoration costs at our mining operations (most particularly phosphate mining), including management of mining by-products such as gypsum and various mine tailings, the cost of regulatory compliance and environmental management related to ongoing operations other than mining, and costs related to assessment and remediation of environmental contamination related to our activities and those of our predecessors, including waste disposal practices and ownership and operation of real property and facilities.

Reclamation and Restoration Costs

      At December 31, 2003, we had accrued a total of $82.8 million for site reclamation and restoration. The current portion of restoration and reclamation costs accrued in 2003 totaled $3.5 million. These amounts represent our current estimate of potential site restoration and reclamation costs as last assessed in December 2003. The expenditures are generally incurred over an extended period of time.

      Annual environmental costs for reclamation and restoration during the year ended December 31, 2003 were $15.1 million. Of this amount, $14.4 million was charged to operations and $0.7 million was capitalized. In prior years, the amounts reported for reclamation and restoration expenditures included all environmental costs incurred by our phosphate operations, including the cost of regulatory compliance and environmental management related to ongoing operations other than mining and gypsum management. The land reclamation and restoration totals now include only those environmental costs which are related to mining operations and gypsum management and do not include environmental operating expenses related to the production of phosphoric acid, fertilizer, feed and other products. Beginning with 2003, we report these costs separately to measure the relative costs of land reclamation and restoration versus other environmental costs.

          Gypsum Stack Costs

     At December 31, 2003, $33.3 million of the above-described accrued reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to the White Springs facility under Florida law and $21.1 million of the amount accrued is applicable to the North Carolina facility. We have guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, respectively, in Florida and Louisiana pursuant to those states’ financial assurance requirements. The State of Florida is presently reviewing, and is expected to revise, its financial assurance requirements to ensure that all responsible parties have sufficient resources to cover all closure and post closure costs and liabilities associated with gypsum stacks. This review may result in the imposition of more stringent requirements to demonstrate financial responsibility and/or inclusion of a greater scope of closure and post-closure costs than under current law.

Site Assessment and Remediation Costs

      We have accrued assessment costs, including legal and consulting fees, and remediation costs related to the clean-up of contaminated sites currently or formerly associated with our or with our predecessors’ businesses in the amount of $14.9 million for certain PCS Joint Venture facilities, $0.3 million for various sulfur facilities and $2.0 million for the phosphate business. The current portion of these costs totaled $15.2 million.

Environmental Operating Costs and Capital Expenditures

      Our operating expenses, other than reclamation and restoration and gypsum stack capping, relating to compliance with environmental laws and regulations governing on-going operations were approximately $59.0 million for the year ended December 31, 2003 as compared to $52.7 million for the year ended December 31, 2002. These amounts include environmental operating expenses related to the production of phosphoric acid, fertilizer, feed and other products which in previous years were included in the amounts reported for land reclamation and restoration.

      We routinely undertake environmental capital projects. In 2003, capital expenditures of $12.1 million (2002 — $15.0 million) were incurred to meet pollution prevention and control objectives and $0.3 million (2002 — $0.5 million) were incurred to meet other environmental objectives. We expect that our capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

Legislation

      In September 1987, legislation was adopted in Saskatchewan that authorized the government to control production at potash mines located in the Province of Saskatchewan. The legislation, which has not taken effect but which can be brought into effect by proclamation of the Cabinet of Saskatchewan, permits the Cabinet, and the Potash Resources Board which would be created under such legislation, to prescribe rates of potash production in Saskatchewan, and to allocate production among individual mines. We cannot predict at this time if or when the legislation will be proclaimed or its impact on our financial position or results of operations.

      In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. It is expected that, by then, our potash divisions will be required to use energy more efficiently or purchase “credits”. However, at this time, we are unable to predict the impact of this initiative, as plans for implementing the protocol have not yet been developed by the government. The United States is not presently expected to ratify the Kyoto Protocol and has announced plans for voluntary programs and incentives. Brazil and Trinidad and Tobago have also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as these are developing countries, which do not have any specific emission reduction requirements. We continue to monitor the status of the Kyoto Protocol and the range of potential impacts and incentives associated with it. At this time, we cannot assess the impact of these programs or incentives.

Our Executive Officers

      The name, age, period of service with the Company and position held for each of our executive officers as at February 29, 2004 are as follows:

		Served
Name	Age	Since	Position Held

WILLIAM J. DOYLE	53	1987	President and Chief Executive Officer
JAMES F. DIETZ	57	1997	Executive Vice President and Chief Operating Officer
WAYNE R. BROWNLEE	51	1988	Senior Vice President, Treasurer and Chief Financial Officer
JOHN L. M. HAMPTON	50	1988	Senior Vice President, General Counsel and Secretary
BETTY-ANN L. HEGGIE	50	1981	Senior Vice President, Corporate Relations
BARBARA JANE IRWIN	48	2000	Senior Vice President, Administration
ROBERT A. JASPAR	45	1997	Senior Vice President, Information Technology
G. DAVID DELANEY	43	1997	President, PCS Sales
GARTH W. MOORE	55	1982	President, PCS Potash
THOMAS J. REGAN, JR.	59	1995	President, PCS Phosphate
DAPHNE ARNASON	48	1988	Vice President, Internal Audit
KAREN G. CHASEZ	50	2000	Vice President, Procurement, PCS Administration (USA)
DONALD R. ROBERTS	64	1993	Vice President, Safety, Health and Environment, PCS Administration (USA)
DENIS A. SIROIS	48	1978	Vice President and Corporate Controller

      All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Doyle was President and Chief Operating Officer of PCS from July 1, 1998 to July 1, 1999. Mr. Dietz was President of PCS Nitrogen from July 1998 to November 2000. On July 12, 1999, Mr. Brownlee was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brownlee was Senior Vice President Expansion and Development from May 1995 to July 1999. Prior to October 2000, Ms. Irwin was a Consultant and Principal with Hewitt Associates LLC, human resources consultants. Mr. Jaspar was Vice President, Internal Audit from December 2000 to June 2003, Director, Internal Audit from January to November 2000 and Senior Auditor of the Corporation from July 1997 to December 1999. Mr. Delaney was appointed President, PCS Sales on March 24, 2000. Mr. Delaney was Vice President, Industrial Sales of PCS Sales from March 1997 to March 24, 2000. Mr. Regan was Executive Vice President of PCS Phosphate from March 1997 to July 1999. Ms. Arnason was Senior Director, Taxation from November 2000 to June 2002 and Director, Taxation from July 1995 to October 2000. Ms. Chasez was Vice President, Administration & Business Affairs for British Sulphur North America Inc. from June 1990 to May 2000. Mr. Roberts was Vice President, Technical Services, PCS Potash from April 1997 to May 2000.

PRESENTATION OF FINANCIAL INFORMATION

      We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the net sales, gross margin and assets attributable to each segment and to our domestic and international sales, see Note 17 to our audited consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, incorporated by reference under Item 8.

      We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 34 to our 2003 consolidated financial statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.

      Unless otherwise specified, financial information is presented in U.S. dollars.

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any of the information on file with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file, as we do, electronically with the Commission.

      We make available, free of charge through our website, http://www.potashcorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Commission. The information on our website is not incorporated by reference into this report on Form 10-K.

ITEM 3.     Legal Proceedings.

Nitrochem

      On May 1, 2003, Nitrochem Distribution, Ltd. filed an action in U.S. District Court for the Southern District of New York against our subsidiary, PCS Sales (USA), Inc. (“Sales (USA)”). Nitrochem alleges that Sales (USA) entered into a contract for ammonia in 2001 that contained an automatic renewal provision for 2002. Nitrochem further alleges that Sales (USA) failed to take delivery of a specified amount of ammonia in 2002. Sales (USA) has denied all of Nitrochem’s substantive allegations. Nitrochem is seeking damages in the amount of $12 million. The matter is scheduled to proceed to trial on March 31. We believe that the outcome of the litigation will not have a material adverse effect on our consolidated results of operations or financial position.

Geismar Facility Investigation

      In 2003, the Company’s wholly owned subsidiary, PCS Nitrogen, Inc. concluded the federal grand jury investigation and parallel state investigations of its Geismar, Louisiana facility by pleading guilty to one felony violation of the Clean Air Act in the United States District Court for the Middle District of Louisiana and one felony violation of analogous state law in each of the Eighteenth and Twenty-third Judicial Districts of the State of Louisiana. The Company paid a fine of $1.75 million to the U.S. government and $125,000 to each of the two state judicial districts and had a five-year probationary period imposed on it.

General

      In the normal course of business, we are subject to legal proceedings being brought against us. The amounts that these proceedings may cost us are not reasonably estimable, due to uncertainty as to the final outcome. However, we do not believe these proceedings in the aggregate will have a material adverse effect on our consolidated financial position or results of operations.

Environmental Proceedings

      For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Items 1 and 2.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      The information under “Common Share Prices and Volumes” and “Shareholder Information — Ownership and — Dividends” on page 79 and “11 Year Report” on page 47 in the registrant’s 2003 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

      Dividends paid to U.S. holders of Common Shares, who do not use the shares in carrying on a business in Canada, will be subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980), the rate of withholding is generally reduced to 15 percent. Subject to certain limitations, the Canadian withholding tax will be treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders will generally not be subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.

ITEM 6.     Selected Financial Data.

      The information under “11 Year Report” on page 47 in our 2003 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 12 through 46 in our 2003 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments” on pages 36 and 37 in our 2003 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 8.     Financial Statements and Supplementary Data.

      The Consolidated Financial Statements contained on pages 51 through 77 in our 2003 Annual Report, filed as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

ITEM 9A.     Controls and Procedures.

      As of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance in all material respects to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in our internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

II-1

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

      The information under “Election of Directors” and the second paragraph of page 13 regarding “audit committee financial experts” in our 2004 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I.

      We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. We make this code, as well as our corporate governance principles and the respective Charters of our Corporate Governance and Nominating, Audit and Compensation Committees, available, free of charge, on our website, http://www.potashcorp.com or by request.

ITEM 11.     Executive Compensation.

      The information under “Executive Compensation” in our 2004 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Each such incorporation by reference shall be deemed not to include the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information under “Ownership of Shares” and “Election of Directors” in our 2004 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information about shares of Potash Corporation of Saskatchewan Inc. that may be issued under our compensation plans, as of December 31, 2003:

	(a)	(b)	(c)

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average exercise	available for future issuance
	exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants and	plans (excluding securities
Plan Category	warrants and rights	rights (as at Dec. 31, 2003)	reflected in column (a))

Equity compensation plans approved by security holders	5,438,011	$69.40	26,714
Equity compensation plans not approved by security holders	n/a	n/a	n/a

ITEM 13.     Certain Relationships and Related Transactions.

      The information under “Election of Directors” and “Executive Compensation” in our 2004 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

ITEM 14.     Principal Accountant Fees and Services.

      The information under “Appointment of Auditors” in our 2004 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

III-1

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List of Documents Filed as Part of this Report

1.   Consolidated Financial Statements in Annual Report

      The Consolidated Financial Statements contained on pages 51-77 in our 2003 Annual Report, filed as Exhibit 13, are incorporated under Item 8 by reference.

2.   Schedules

      All Schedules are omitted because the required information is inapplicable or is presented in the Consolidated Financial Statements.

3.   Exhibits

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(d)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(e)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(f)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(g)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

Exhibit
Number	Description of Document

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant, effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(y)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(z)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

Exhibit
Number	Description of Document

10(aa)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(bb)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ee)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(ff)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(gg)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(hh)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ii)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2003 Annual Report. The 2003 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.

21	Subsidiaries of the registrant.

23	Consent of Deloitte & Touche LLP.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	2004 Notice of Meeting, Proxy Circular and Form of Proxy. The 2004 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.

(b) Reports on Form 8-K

      None filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE

William J. Doyle
President and Chief Executive Officer
March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	March 11, 2004

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Senior Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	March 11, 2004

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	March 11, 2004

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	March 11, 2004

/s/ JOHN W. ESTEY John W. Estey	Director	March 11, 2004

/s/ WADE FETZER III Wade Fetzer III	Director	March 11, 2004

/s/ ALICE D. LABERGE Alice D. Laberge	Director	March 11, 2004

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	March 11, 2004

/s/ MARY MOGFORD Mary Mogford	Director	March 11, 2004

Signature	Title	Date

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	March 11, 2004

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	March 11, 2004

/s/ JACK G. VICQ Jack G. Vicq	Director	March 11, 2004

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	March 11, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(d)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(e)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(f)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(g)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(d)	Canpotex/PCS Amending Agreement dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

Exhibit
Number	Description of Document

10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(s)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(x)	Long-Term Incentive Plan of the registrant, effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(y)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(z)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(aa)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(bb)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(dd) to the 2002 Form 10-K.

10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(ee)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(ff)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

Exhibit
Number	Description of Document

10(gg)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(hh)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ii)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2003 Annual Report. The 2003 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.

21	Subsidiaries of the registrant.

23	Consent of Deloitte & Touche LLP.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	2004 Notice of Meeting, Proxy Circular and Form of Proxy. The 2004 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.