Form 10-Q
period 2004-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2004-05-07
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     As at April 30, 2004, Potash Corporation of Saskatchewan Inc. had 53,494,713 Common Shares outstanding.

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

(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2004	2003

Sales	$728.4	$661.8
Less: Freight	58.1	64.4
Transportation and distribution	23.0	23.0
Cost of goods sold	523.3	493.3

Gross Margin	124.0	81.1

Selling and administrative	26.2	23.7
Provincial mining and other taxes	15.1	18.1
Provision for plant shutdowns	—	2.2
Foreign exchange (gain) loss	(8.2)	16.9
Other income	(6.9)	(4.5)

	26.2	56.4

Operating Income	97.8	24.7
Interest Expense	22.1	19.4

Income Before Income Taxes	75.7	5.3
Income Taxes (Note 7)	25.0	2.1

Net Income	50.7	3.2
Retained Earnings, Beginning of Period	462.8	641.4
Dividends	(13.5)	(13.0)

Retained Earnings, End of Period	$500.0	$631.6

Net Income Per Share (Note 8)
Basic	$0.95	$0.06
Diluted	$0.94	$0.06

Dividends Per Share	$0.25	$0.25

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars except share amounts)

	March 31,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11.2	$4.7
Accounts receivable	272.1	305.0
Inventories (Note 3)	420.5	395.2
Prepaid expenses	40.3	29.0

	744.1	733.9
Property, plant and equipment	3,074.3	3,108.1
Other assets	623.1	628.3
Goodwill	97.0	97.0

	$4,538.5	$4,567.3

Liabilities
Current liabilities
Short-term debt	$57.9	$176.2
Accounts payable and accrued charges	392.7	380.3
Current portion of long-term debt	1.3	1.3

	451.9	557.8
Long-term debt	1,268.4	1,268.6
Future income tax liability	496.3	484.2
Accrued post-retirement/post-employment benefits	200.0	194.5
Accrued reclamation costs and asset retirement obligations	82.4	81.3
Other non-current liabilities and deferred credits	5.9	7.1

	2,504.9	2,593.5

Shareholders’ Equity
Share capital	1,265.6	1,245.8
Unlimited authorization of common shares without par value; Issued and outstanding 53,398,713 and 53,112,216 at March 31, 2004 and December 31, 2003, respectively
Contributed surplus	268.0	265.2
Retained earnings	500.0	462.8

	2,033.6	1,973.8

	$4,538.5	$4,567.3

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2004	2003

Operating Activities
Net income	$50.7	$3.2

Items not affecting cash
Depreciation and amortization	59.7	59.0
Stock-based compensation	2.8	—
Foreign exchange on future income tax	(2.9)	11.8
Provision for future income tax	15.0	2.1
Share of earnings of equity investees	(3.8)	(2.3)
Provision for post-retirement/post-employment benefits	5.5	11.0
Accrued reclamation costs and asset retirement obligations	1.1	0.3
Other non-current liabilities and deferred credits	(1.2)	0.1

Subtotal of items not affecting cash	76.2	82.0

Changes in non-cash operating working capital
Accounts receivable	32.9	(50.3)
Inventories	(26.6)	(27.9)
Prepaid expenses	(11.3)	(5.9)
Accounts payable and accrued charges	9.5	54.7
Current income taxes	2.9	(11.7)

Subtotal of changes in non-cash operating working capital	7.4	(41.1)

Cash provided by operating activities	134.3	44.1

Investing Activities
Additions to property, plant and equipment	(16.4)	(17.0)
Proceeds from disposal of (additions to) other assets	0.8	(8.4)

Cash used in investing activities	(15.6)	(25.4)

Cash before financing activities	118.7	18.7

Financing Activities
Proceeds from long-term debt	—	250.0
Repayment of long-term debt	(0.2)	(0.2)
Repayment of short-term debt	(118.3)	(208.8)
Dividends	(13.5)	(13.0)
Issuance of shares	19.8	0.5

Cash (used in) provided by financing activities	(112.2)	28.5

Increase in Cash and Cash Equivalents	6.5	47.2
Cash and Cash Equivalents, Beginning of Period	4.7	24.5

Cash and Cash Equivalents, End of Period	$11.2	$71.7

Supplemental cash flow disclosure
Interest paid	$13.4	$1.4
Income taxes paid	$6.2	$15.9

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

(in millions of US dollars except share and per-share amounts)
(unaudited)

1.   Significant Accounting Policies

Basis of Presentation

      With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 15. The accounting policies used in preparing these interim consolidated financial statements are consistent with those used in the preparation of the 2003 annual consolidated financial statements, except as disclosed in Note 2.

      In 2003, the company approved plans to restructure certain operations. Those plans required significant estimates to be made of: (i) the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows, and (ii) employee termination, contract termination and other exit costs. Because restructuring activities are complex processes that can take several months to complete, they involve periodically reassessing estimates. As a result, the company may have to change originally reported estimates as actual payments are made or activities are completed.

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its principal operating subsidiaries:

     — PCS Sales (Canada) Inc.

          — PCS Joint Venture, L.P.
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M. (“PCS Yumbes”)
     — PCS Fosfatos do Brasil Ltda.

2.   Changes in Accounting Policy

Sources of GAAP

      Effective January 1, 2004, the company prospectively adopted new accounting requirements of the Canadian Institute of Chartered Accountants (“CICA”) as issued in Section 1100, “Generally Accepted Accounting Principles”. This section establishes standards for financial reporting in accordance with GAAP and provides guidance on sources to consult when selecting accounting policies and determining appropriate disclosures when a matter is not dealt with explicitly in the primary sources of GAAP. In light of the new Section 1100 provisions, the company reviewed the application of its accounting policies and changed the consolidated financial statement presentation of sales revenue, freight costs and transportation and distribution expenses, without any effect on gross margin or net income. All comparative information has been appropriately reclassified.

      In prior years, the company reported sales revenues (net of discounts, and including amounts recoverable from customers for freight, transportation and distribution) net of related freight, transportation and distribution expenses. The company now reports sales revenues (net of discounts, and including amounts recoverable from customers for freight, transportation and distribution), freight costs, and transportation and distribution expenses as separate line items on the Consolidated Statements of Operations and Retained Earnings.

Asset Retirement Obligations

      On January 1, 2004, the company adopted CICA Section 3110, “Accounting for Asset Retirement Obligations”, which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of a long-lived asset. The provisions of Section 3110 require the asset retirement obligation to be recorded at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset. The company has recorded asset retirement obligations primarily associated with certain closure, reclamation, and restoration costs for its potash and phosphate operations.

      The adoption of Section 3110 did not have a significant effect on the results of operations or financial position of the company. Had the provisions of Section 3110 been applied as of January 1, 2003, the pro forma effects for the year ended December 31, 2003 on net loss would not have been material. As required under the standard, the company will make periodic assessments as to the reasonableness of its asset retirement obligation estimates and revise those estimates accordingly. The respective asset and liability balances will be adjusted, which will correspondingly increase or decrease the amounts expensed in future periods.

Hedging Relationships

      Effective January 1, 2004, the company adopted CICA Accounting Guideline 13 “Hedging Relationships”. This guideline sets out the criteria that must be met in order to apply hedge accounting for derivatives and is based on many of the principles outlined in the US standards relating to derivative instruments and hedging activities. Specifically, the guideline provides detailed guidance on the identification, designation, documentation and effectiveness of hedging relationships, for purposes of applying hedge accounting, and the discontinuance of hedge accounting. Income and expenses on derivative instruments designated and qualifying as hedges under this guideline are recognized in earnings in the same period as the related hedged item. Ineffective hedging relationships and hedges not designated in a hedging relationship are carried at fair value on the Consolidated Statement of Financial Position, and subsequent changes in their fair value are recorded in earnings. The adoption of this accounting guideline did not have a material impact on the consolidated financial statements for the quarter.

3.   Inventories

	March 31,	December 31,
	2004	2003

	(unaudited)
Finished product	$200.8	$160.7
Materials and supplies	107.9	108.0
Raw materials	44.0	54.1
Work in process	67.8	72.4

	$420.5	$395.2

4.   Long-Term Debt

      In January and February 2004, the company entered into interest rate swap contracts designated as fair value hedges that effectively converted a notional amount of $300.0 of fixed rate debt (due 2011) into floating rate debt based on six-month US dollar LIBOR rates. Net settlements on the swap instruments are recorded as adjustments to interest expense. The company did not enter into any interest rate swap contracts in 2003.

5.   Provision for Plant Shutdowns

Memphis and Geismar Nitrogen Operations

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The plants have not been re-started since that time.

      The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 in connection with costs of special termination benefits in the third quarter of 2003. The number of employees terminated as a result of the shutdowns was 187, of which 185 had left the company as of March 31, 2004. The company has made payments relating to the terminations totaling $3.5. All remaining workforce reduction costs pertaining to the 187 employees are expected to be paid by December 31, 2004.

      In connection with the shutdowns, management had determined that the carrying amounts of the long-lived assets at the Memphis and Geismar nitrogen facilities were not fully recoverable, and an impairment loss of $101.6, equal to the amount by which the carrying amount of the facilities’ asset groups exceeded their respective fair values, was recognized. Of the total impairment charge, $100.6 related to property, plant and equipment and $1.0 related to other assets. As part of its review, management also wrote down certain parts inventories at these plants in the amount of $12.4.

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 and nominal annual expenditures for site security and other maintenance costs. These amounts have not been recorded in the consolidated financial statements as of March 31, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

Kinston Phosphate Feed Plant

      The phosphate feed plant at Kinston, North Carolina ceased operations in the first quarter of 2003. In that quarter, the company recorded $0.6 for costs of special termination benefits for Kinston employees, $0.3 for parts inventory writedowns, and $1.3 for long-lived asset impairment charges. In lieu of full plant closure, the company continued to operate the facility as a warehouse. In the third quarter of 2003, company management determined that the cost of operating Kinston as a stand-alone warehouse was uneconomical. This decision triggered a further review by management of the carrying amounts of the plant’s long-lived assets. As a result of this review, management determined that the carrying amounts of the long-lived assets were not recoverable, and an additional impairment charge of $2.7, equal to the amount by which the carrying amount of the plant’s long-lived assets exceeded their fair value, was recognized.

      No additional costs were incurred in connection with the plant shutdowns in the first quarter of 2004. The following table summarizes, by reportable segment, the total amount of costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Cumulative	Total Costs
	Costs	Expected
	Incurred to	to be
	Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	—	11.1

	118.8	129.9

Phosphate Segment
Employee termination and related benefits	0.6	0.6
Writedown of parts inventory	0.3	0.3
Asset impairment charges	4.0	4.0

	4.9	4.9

	$123.7	$134.8

      The following table summarizes, by reportable segment, the costs accrued as of March 31, 2004 in connection with the plant shutdowns described above:

	Accrued		Accrued
	Balance		Balance
	December 31,	Cash	March 31,
	2003	Payments	2004

Nitrogen Segment
Employee termination and related benefits	$2.1	$(0.8)	$1.3

Phosphate Segment
Employee termination and related benefits	0.5	(0.1)	0.4

	$2.6	$(0.9)	$1.7

      The accrued balance is included in accounts payable and accrued charges in the Consolidated Statements of Financial Position as at March 31, 2004.

6.   Provision for PCS Yumbes S.C.M.

      In November 2003, the company entered into a share purchase agreement with Sociedad Quimica y Minera de Chile S.A. (“SQM”), whereby SQM is to acquire the shares of PCS Yumbes for an aggregate purchase price of $35.0, subject to adjustments. Under the terms of the share purchase agreement, and prior to the sale closing, PCS Yumbes will continue to operate the facility and expeditiously liquidate the inventory of nitrates. All other working capital is to be fully realized or discharged (as applicable) by the company prior to the closing. It is expected that the closing will occur no later than the end of 2004.

      In 2003, management conducted an assessment of the recoverability of the long-lived assets of the PCS Yumbes operations. As a result of its review, management determined that the carrying amounts of PCS Yumbes’ long-lived assets were not recoverable and recorded an impairment charge of $77.4, equal to the amount by which the carrying amount of the asset group exceeded fair value. Of the total impairment charge, $13.0 related to property, plant and equipment, $63.9 related to deferred pre-production costs, and $0.5 related to deferred acquisition costs. As part of the review, management also wrote down certain non-parts inventory by $50.2 due to the need to liquidate all inventories that would not be transferred to SQM under the agreement.

      The company plans to eliminate all employee positions at PCS Yumbes by December 31, 2004 and has recorded a provision of $1.8 pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of March 31, 2004, 124 of the employees had left the company. The remaining 100 employees are expected to leave the company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by that date.

      The company had incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The company recorded a provision of $11.1 in the third quarter of 2003 for these contract termination costs and $0.5 remained to be paid at March 31, 2004.

      No costs were incurred in connection with the above in the first quarter of 2004. The following table summarizes the total amount of costs incurred to date and the total costs expected to be incurred in connection with PCS Yumbes:

	Cumulative	Total Costs
	Costs	Expected
	Incurred to	to be
	Date	Incurred

Potash Segment
Contract termination costs	$11.1	$11.1
Employee termination and related benefits	1.8	1.8
Writedown of non-parts inventory	50.2	50.2
Asset impairment charges	77.4	77.4

	$140.5	$140.5

      The following table summarizes the costs accrued as of March 31, 2004 in connection with PCS Yumbes as described above:

	Accrued			Accrued
	Balance			Balance
	December 31,	Cash		March 31,
	2003	Payments	Adjustments	2004

Potash Segment
Contract termination costs	$0.6	$(0.1)	$—	$0.5
Employee termination and related benefits	1.2	(0.1)	(0.2)	0.9

	$1.8	$(0.2)	$(0.2)	$1.4

      The accrued balance is included in accounts payable and accrued charges in the Consolidated Statements of Financial Position as at March 31, 2004.

7.   Income Taxes

      The company’s consolidated income tax rate for the current period approximates 33 percent. In the first quarter of 2003, this rate approximated 40 percent. The decrease in rate is due primarily to the impact of Saskatchewan resource tax incentives and changes to the Canadian federal resource allowance, plus the scheduled Canadian federal statutory rate reduction.

8.   Net Income Per Share

      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2004 of 53,343,000 (2003 — 52,089,000). Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period. For periods in which there was a loss applicable to common shares, stock options with exercise prices at or below the average market price for the period were excluded for the calculations of diluted loss per share, as inclusion of these securities would have been anti-dilutive to the net loss per share. Weighted average shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2004 were 54,023,000 (2003 — 52,312,000).

9.   Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms which approximate market prices.

	Three Months Ended March 31, 2004

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$223.7	$217.6	$287.1	$—	$728.4
Freight	33.5	15.7	8.9	—	58.1
Transportation and distribution	8.7	5.3	9.0	—	23.0
Net sales — third party	181.5	196.6	269.2	—
Cost of goods sold	114.8	197.5	211.0	—	523.3
Gross Margin	66.7	(0.9)	58.2	—	124.0
Depreciation and amortization	16.9	20.5	19.9	2.4	59.7
Inter-segment sales	2.9	3.1	21.8	—	—

	Three Months Ended March 31, 2003

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$201.2	$191.1	$269.5	$—	$661.8
Freight	32.7	17.9	13.8	—	64.4
Transportation and distribution	8.0	4.8	10.2	—	23.0
Net sales — third party	160.5	168.4	245.5	—
Cost of goods sold	111.1	166.5	215.7	—	493.3
Gross Margin	49.4	1.9	29.8	—	81.1
Depreciation and amortization	15.3	18.6	23.2	1.9	59.0
Inter-segment sales	2.4	2.7	11.6	—	—

10.   Stock-Based Compensation

      The company has two stock option plans. Prior to 2003, the company applied the intrinsic value based method of accounting for the plans.

      Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prospective application of the fair value method did not have an impact on the first three fiscal quarters of 2003 since the company did not grant any options during those periods. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income for the first quarter of 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-

based Payments”. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months Ended
		March 31
		2004	2003

Net income — as reported		$50.7	$3.2
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2.2	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.2)	(3.7)

Net income (loss) — pro forma(1)		$49.7	$(0.5)

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income (loss) per share
As reported	$0.95	$0.06
Pro forma	$0.93	$(0.01)

Diluted net income (loss) per share
As reported	$0.94	$0.06
Pro forma	$0.92	$(0.01)

      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend	$1.00	$1.00	$1.00
Expected volatility	27%	32%	32%
Risk-free interest rate	4.06%	4.13%	4.54%
Expected life of options	8 years	8 years	8 years
Expected forfeitures	16%	10%	10%

      The fair value of options granted in the fourth quarter of 2003 was $15.7 (2002 — $20.1).

11. Post-Retirement/ Post-Employment Expenses

	Three Months Ended
	March 31
Pension Plans	2004	2003

Service cost	$3.5	$3.0
Interest cost	7.5	7.4
Expected return on plan assets	(8.4)	(7.6)
Amortization of net loss	1.1	1.3

Net expense	$3.7	$4.1

	Three Months Ended
	March 31
Other Post-retirement Plans	2004	2003

Service cost	$1.4	$1.4
Interest cost	3.5	3.2
Amortization of net loss	0.4	0.5

Net expense	$5.3	$5.1

      Pension plan contributions to be paid by the company during 2004 are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2003.

12. Seasonality

      The company’s sales of fertilizer are seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

13. Contingencies

      PotashCorp is a shareholder in Canpotex which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2004.

      In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

      The terms of a shareholders agreement with Jordan Investment Company (“JIC”) provide that, from October 17, 2006 to October 16, 2009, JIC may seek to exercise a put option (the “Put”) to require the company to purchase JIC’s remaining common shares in Arab Potash Company (“APC”). If the Put were exercised, the company’s purchase price would be calculated in accordance with a specified formula based, in part, on future earnings of APC. The amount, if any, which the company may have to pay for JIC’s remaining common shares if there was to be a valid exercise of the Put is not presently determinable.

      In 1998, the company, along with other parties, was notified by EPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with EPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/ FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/ FS. PCS Joint Venture continues to assess and evaluate the nature and extent of the impacts at the site. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed nor to what extent costs incurred may be recoverable from third parties.

      Various other claims and lawsuits are pending against the company. While it is not possible to determine the ultimate outcome of such actions at this time, it is management’s opinion that the ultimate resolution of such actions, including those pertaining to environmental matters, will not have a material adverse effect on the company’s financial condition or results of operations.

14. Guarantees

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) related to certain subsidiaries have been directly guaranteed by the company under agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $73.4, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At March 31, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt and cash margin requirements of approximately $13.0 to maintain derivatives, which are included in accounts payable and accrued charges.

      Refer to Note 29 of our 2003 Annual Report for a description of other guarantees relating to the company. There have been no significant changes to these guarantees during the first three months of 2004.

15. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

      Canadian GAAP varies in certain significant respects from US GAAP. As required by the United States Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 34 to the consolidated financial statements for the year ended December 31, 2003 in our 2003 Annual Report.

      Long-term investments: The company’s investment in Israel Chemicals Limited (“ICL”) is stated at cost. US GAAP requires that this investment be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of Other Comprehensive Income (“OCI”).

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

      Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred.

      Post-retirement and post-employment benefits: Under Canadian GAAP, when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances, and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of these developments, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.

      The company’s accumulated benefit obligation for its US pension plans exceeds the fair value of plan assets. US GAAP requires the recognition of an additional minimum pension liability in the amount of the excess of the unfunded accumulated benefit obligation over the recorded pension benefits liability. An offsetting intangible asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a reduction of accumulated OCI. No similar requirement exists under Canadian GAAP.

      Foreign currency translation adjustment: The company adopted the US dollar as its functional and reporting currency on January 1, 1995. At that time, the consolidated financial statements were translated into US dollars at the December 31, 1994 year-end exchange rate using the translation of convenience method under Canadian GAAP. This translation method was not permitted under US GAAP. US GAAP required the comparative Consolidated Statements of Income and Consolidated Statements of Cash Flow to be translated at applicable weighted-average exchange rates; whereas, the Consolidated Statements of Financial Position were permitted to be translated at the December 31, 1994 year-end exchange rate. The use of disparate exchange rates under US GAAP gave rise to a foreign currency translation adjustment. Under US GAAP, this adjustment is reported as a component of accumulated OCI.

      Derivative instruments and hedging activities: Under Canadian GAAP, income and expenses on derivative instruments designated as and qualifying as effective fair value hedges or cash flow hedges are recognized in earnings in the same period as the related hedged item. Gains or losses arising from settled natural gas hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of goods sold. Derivatives associated with ineffective hedging relationships and hedges not designated in a hedging relationship are carried at fair value on the Consolidated Statement of Financial Position, and subsequent changes in their fair value are recorded in earnings. In accordance with SFAS No. 133 “Accounting for Derivative Instrument and Hedging Activities” and its related interpretations and amendments under US GAAP, the company records all derivatives as either assets or liabilities on the Consolidated Statements of Financial Position and measures those instruments at fair value. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and reclassified into earnings as cost of goods sold when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in earnings as interest expense in the period the changes in fair value occur. Ineffective portions of cash flow or fair value hedges are recorded in earnings in the current period. Derivatives not designated as hedging instruments are marked to market through earnings in the period the changes in fair value occur.

      Freight, transportation and distribution: The company has changed its accounting policy regarding consolidated financial statement presentation of freight costs and transportation and distribution expenses under US GAAP. In prior years, the company included freight costs in cost of goods sold and transportation and distribution expenses in operating expenses under US GAAP. Effective January 1, 2004, the company discloses freight costs and transportation and distribution expenses under US GAAP as separate line items within gross margin on the Consolidated Statements of Operations and Retained Earnings. This presentation is consistent with the new Canadian GAAP presentation described in Note 2. All comparative information has been appropriately reclassified.

      Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment and goodwill under Canadian and US GAAP.

      Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130 “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. The concept of comprehensive income does not yet exist under Canadian GAAP.

      Income taxes: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under Canadian and US GAAP is similar, except that income tax rates of enacted or substantively enacted tax law must be used to calculate future income tax assets and liabilities under Canadian GAAP; whereas only income tax rates of enacted tax law can be used under US GAAP.

      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and other comprehensive income:

	Three Months Ended
	March 31
	2004	2003

	(unaudited)
Net income as reported — Canadian GAAP	$50.7	$3.2
Items increasing or decreasing reported net income
Pre-operating costs	—	1.3
Depreciation and amortization	2.1	2.1
Accretion of asset retirement obligations	3.3	(0.8)
Future income taxes	(2.0)	(1.0)

Net income — US GAAP	$54.1	$4.8

Weighted average shares outstanding — US GAAP	53,343,000	52,089,000

Basic net income per share — US GAAP	$1.01	$0.09

Diluted net income per share — US GAAP	$1.00	$0.09

	March 31,	December 31,
	2004	2003

	(unaudited)
Total assets as reported — Canadian GAAP	$4,538.5	$4,567.3
Items increasing (decreasing) reported total assets Inventory	(3.6)	(2.7)
Available-for-sale securities (unrealized holding gain)	61.1	35.0
Fair value of derivative instruments	79.0	59.8
Property, plant and equipment	(132.8)	(134.9)
Post-retirement and post-employment benefits	13.9	13.9
Intangible asset relating to additional minimum pension liability	2.7	2.7
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$4,512.1	$4,494.4

	March 31,	December 31,
	2004	2003

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,033.6	$1,973.8
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	40.8	14.8
Foreign currency translation adjustment	20.9	20.9
Accretion of asset retirement obligations	—	(3.3)
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	38.5	36.4
Post-retirement and post-employment benefits	13.9	13.9
Future income taxes	32.7	34.7

Shareholders’ equity — US GAAP	$1,962.4	$1,873.2

	Three Months Ended
	March 31
	2004	2003

	(unaudited)
Net income — US GAAP	$54.1	$4.8

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	26.1	1.0
Change in gains and losses on derivatives designated as cash flow hedges	23.2	43.8
Reclassification to income of gains and losses on cash flow hedges	(10.5)	(27.0)
Future income taxes related to other comprehensive income	(12.8)	(7.1)

Other comprehensive income, net of related income taxes	26.0	10.7

Comprehensive income — US GAAP	$80.1	$15.5

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	March 31,	December 31,
	2004	2003

	(unaudited)
Unrealized gains and losses on available-for-sale securities	$40.0	$22.6
Gains and losses on derivatives designated as cash flow hedges	51.7	43.1
Additional minimum pension liability	(30.0)	(30.0)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$40.8	$14.8

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements

      In December 2003, the FASB revised FIN No. 46 “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as Variable Interest Entities (“VIEs”)) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46 was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption. In Canada, Accounting Guideline 15 “Consolidation of Variable Interest Entities” has harmonized with FIN No. 46 and is effective for the company no later than December 31, 2004. The company expects no material impact on its financial position, results of operations or cash flows from adoption.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” related to multiple element revenue arrangements. The changes noted in SAB No. 104 did not have a material impact on the company’s financial position, results of operations, or cash flows.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At this point, the company’s analysis regarding the impact of the legislation is preliminary, as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, the company expects that the legislation will eventually reduce its costs for some of its programs; however, the benefit derived is not expected to be material to its consolidated financial position, results of operations or cash flows. Some of the company’s retiree medical plans may need to be modified in order to qualify for beneficial treatment under the Act. Because of the various uncertainties related to this legislation and the appropriate accounting treatment, the company elected to defer financial recognition until final accounting guidance is issued by FASB. When issued, the final guidance could require the company to change previously reported information. This deferral election is permitted under FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FASB has issued a proposed FSP on the accounting treatment that, if approved, would be effective in the company’s third quarter.

Available-For-Sale Security

      The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at March 31, 2004 was $179.5 and the unrealized holding gain was $86.7.

Stock-Based Compensation

      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Prospective application of the fair value method did not have an impact on the first three fiscal quarters of 2003 since the company did not grant any options during those periods. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123 “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income and net income per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months Ended
		March 31
		2004	2003

		(unaudited)
Net income — as reported under US GAAP		$54.1	$4.8
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2.2	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.2)	(3.7)

Net income — pro forma under US GAAP(1)			$53.1

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share under US GAAP
As reported	$1.01	$0.09
Pro forma	$1.00	$0.02

Diluted net income per share under US GAAP
As reported	$1.00	$0.09
Pro forma	$0.98	$0.02

Derivative Instruments and Hedging Activities

      The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing derivatives that are designated as cash flow hedges to floating rate assets or liabilities or forecasted transactions and attributing derivatives that are designated as fair value hedges to fixed rate assets or liabilities. The company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows or fair value of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative is sold, expires or ceases to be a highly effective hedge, the company will discontinue hedge accounting prospectively for the affected derivative.

     Cash Flow Hedges

      The company has designated its natural gas derivative instruments as cash flow hedges. The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. The company employs derivative instruments including futures, swaps and option agreements in order to manage the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. The maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes.

      The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the quarter, a gain of $10.5 was recognized in cost of goods sold. Of the deferred gains at quarter-end, approximately $42.3 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at March 31, 2004 was $73.5. The ineffectiveness of hedges on existing derivative instruments for the quarter ended March 31, 2004 was not material.

     Fair Value Hedges

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At March 31, 2004, the company had entered into interest rate swap agreements with total notional amounts of $300.0, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on six-month US dollar LIBOR. The fair value of the swaps outstanding at March 31, 2004 was an asset of $5.5. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company does not maintain any other fair value hedges.

16. Comparative Figures

      Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is the responsibility of management. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

      PotashCorp has built a global business on the natural nutrients potash, phosphate and nitrogen, which are used primarily in fertilizer. We sell to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are governments and private importers that tend to buy under contract, while spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.

      Since transportation is an important part of the final selling price, producers usually sell to the closest customers. In North America, we sell mainly on a delivered basis and use rail, barge, truck and pipeline. Offshore customers purchase product either at the port or with freight included.

      Potash, phosphate and nitrogen are also used as inputs for the production of animal feed and industrial products. Currently, both are produced primarily in North America and Europe but other regions are increasing both production and consumption. Feed and industrial sales are more evenly distributed throughout the year than fertilizer sales and are primarily by contract.

POTASHCORP VISION

      We see PotashCorp as a long-term business enterprise and we aim to be the sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We also strive for increased earnings, and to outperform our peer group and other basic materials companies in total shareholder return, a key measure in any company’s value.

POTASHCORP STRATEGY

      PotashCorp’s strategy is based on our commitment to seek earnings growth and quality. The company intends to be the industry’s low-cost global potash supplier on a delivered basis and to complement that by leveraging the strengths of our low-cost gas in Trinidad and our specialty phosphate products.

      Day-to-day, we aim to maximize gross margin by focusing on the right blend of price, volumes and asset utilization, growing our business by becoming the supplier of choice. At the same time, we strive to build on our strengths by acquiring and maintaining low-cost, high-quality capacity that complements our existing assets and adds strategic value. We make decisions based on our determination to have our returns on cash flow materially exceed our cost of capital.

KEY PERFORMANCE DRIVERS

      While being a supplier of choice and strengthening and increasing stakeholder engagement are key to our long-term performance, our immediate profitability is driven by lower production costs and higher realized prices, which contribute to increased gross margin. We achieve lower per-unit production costs through higher operating rates, which are generated by tightened supply.

      We do not view PotashCorp as a typical commodity company that merely endures low prices and waits for them to rise. We have a decommoditizing strategy designed to moderate the highs and lows and outperform at both ends of the cycle. Our success is influenced by many variables that are beyond our control. While some factors like our levels of production and sales volumes are within our control, all must be balanced with one another to optimize our asset base.

      In our 2003 Annual Report, we identified four key performance drivers for the company: (i) value and valuation, (ii) gross margin, (iii) supplier of choice, and (iv) stakeholder engagement. Each key performance driver has an associated annual measurement target. Our interim performance relating to key financial measures, including gross margin and earnings growth, is provided in the section titled “Financial Overview” below.

FINANCIAL OVERVIEW

      This discussion and analysis is based on the company’s unaudited interim consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 15 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period.

      Effective January 1, 2004, the company prospectively adopted new accounting requirements of the Canadian Institute of Chartered Accountants (“CICA”) as issued in Section 1100, “Generally Accepted Accounting Principles”, as described in Note 2 to the unaudited interim consolidated financial statements. In light of the new provisions, the company changed the consolidated financial statement presentation of sales revenue, freight costs and transportation and distribution expenses, without any effect on gross margin or net income. All comparative information has been appropriately reclassified. In prior years, the company reported sales revenues (net of discounts, and including amounts recoverable from customers for freight, transportation and distribution) net of related freight, transportation and distribution expenses. The company now reports sales revenues (net of discounts, and including amounts recoverable from customers for freight, transportation and distribution), freight costs, and transportation and distribution expenses as separate line items on the Consolidated Statements of Operations and Retained Earnings.

Earnings Guidance Review

      The company’s guidance for earnings per share for first-quarter 2004 was in the range of $0.60 to $0.80. The final result was net income of $50.7 million, or $0.94 per share. Our earnings guidance anticipated a strong Canadian dollar during the first three months of 2004 based on the 2003 year-end exchange rate of 1.2924; however, the actual average exchange rate impacting potash operating costs for the period was 1.3126 and the quarter-end exchange rate was 1.3105. Additionally, our guidance contemplated an effective consolidated income tax rate of 35 percent, which has been revised downward slightly to 33 percent. These factors favorably impacted earnings for the quarter by approximately $0.10 per share. We also experienced stronger potash results during the quarter.

Overview of Actual Results

	Three Months Ended March 31

			Dollar	%
(Dollars millions — except per-share amounts)	2004	2003	Change	Change

Sales	$728.4	$661.8	$66.6	10

Freight	$58.1	$64.4	$(6.3)	(10)

Transportation and Distribution	$23.0	$23.0	$—	—

Cost of Goods Sold	$523.3	$493.3	$30.0	6

Gross Margin	$124.0	$81.1	$42.9	53

Operating Income	$97.8	$24.7	$73.1	296

Net Income	$50.7	$3.2	$47.5	n/m

Net Income Per Share — Basic	$0.95	$0.06	$0.89	n/m

Net Income Per Share — Diluted	$0.94	$0.06	$0.88	n/m

n/m = not meaningful

     Market conditions in the fertilizer industry continue to improve as the world’s grain inventories as a percentage of consumption are reaching the lowest levels on record. This tends to drive up prices for many crop commodities. Palm oil, rubber, coffee, wheat, corn and soybeans are showing year-over-year improvement, which encourages more planted acreage and higher application rates. While markets are more buoyant, the fertilizer industry is contending with logistical challenges created by high ocean freight rates and a surge in rail demand.

      Gross margin of $124.0 million for the quarter was more than 50 percent higher than the $81.1 million for the first quarter last year. Potash, the cornerstone of the company’s business and the basis for our long-term strategy, provided the greatest contribution with gross margin of $66.7 million, up $17.3 million over the $49.4 million in the first quarter of 2003. Overall potash sales volumes and prices increased 4 percent and 8 percent, respectively, on a quarter-over-quarter basis and product costs remained flat despite a significant strengthening of the Canadian dollar relative to the US dollar during the period under review.

      Conditions in phosphate continued to be a challenge as this sector of the company showed negative gross margin of $0.9 million in the first quarter of this year compared to last year’s gross margin of $1.9 million. Sales volumes and sales prices on a delivered basis increased 10 percent and 6 percent, respectively. However, cost of sales per tonne increased by 8 percent over the same period last year.

      Nitrogen gross margin experienced the most significant quarter over quarter improvement, contributing $28.4 million more gross margin than the first quarter of 2003. Although total sales volumes declined by 19 percent, overall average realized prices increased by 36 percent, led by a 48 percent increase in ammonia prices. Nitrogen cost of sales per tonne increased 21 percent compared to first-quarter 2003, primarily due to higher natural gas input costs.

      Expenses for the quarter declined by $30.2 million, or 54 percent, from the prior year due primarily to a favorable change in foreign exchange of $25.1 million arising principally from currency translation.

      Total assets were $4,538.5 million at March 31, 2004, down $28.8 million, or less than 1 percent, from December 31, 2003. This small decline was due primarily to depreciation and amortization of the company’s long-lived assets, offset in part by additions to property, plant and equipment of $16.4 million and an increase in current assets of $10.2 million.

Business Segment Review

      Note 9 to the unaudited interim consolidated financial statements provides information pertaining to our business segments. Management includes net sales in its segment disclosures in the notes to the consolidated financial statements pursuant to CICA Section 1701 “Segment Disclosures”. This standard is founded on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per tonne amounts) are primary revenue measures used and reviewed by the company’s management in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. Management also uses net sales (and the related per tonne amounts) for business planning and monthly forecasting purposes. Net sales are calculated as sales revenues less freight costs and transportation and distribution expenses. The discussion and analysis below is based on the segment measures used and reviewed by management.

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$223.7	$201.2	11
Freight	33.5	32.7	2
Transportation and distribution	8.7	8.0	9

	181.5	160.5	13

Net Sales
North American	$74.1	$62.4	19	782	829	(6)	$94.76	$75.31	26
Offshore	91.3	84.5	8	1,166	1,039	12	$78.29	$81.31	(4)

	165.4	146.9	13	1,948	1,868	4	$84.91	$78.65	8
Miscellaneous	16.1	13.6	18	—	—	—	—	—	—

	181.5	160.5	13	1,948	1,868	4	$93.17	$85.92	8
Cost of goods sold	114.8	111.1	3				$58.93	$59.47	(1)

Gross Margin	$66.7	$49.4	35				$34.24	$26.45	29

      Gross margin increased by $17.3 million on a quarter-over-quarter basis as the company benefited from higher offshore sales volumes and higher domestic prices.

      Sales increased $22.5 million and net sales increased $21.0 million compared to first-quarter 2003. Domestic price increases sustained from July 2003, September 2003 and February 2004 contributed approximately $14.7 million to the net sales growth. First-quarter domestic volumes were down 6 percent, or approximately $3.0 million, for two primary reasons: (i) orders were filled in the fourth quarter of 2003 in advance of price increases, and (ii) we supported our terminal system by refusing to participate in low-priced barge movement on the Mississippi River.

      Although Saskatchewan-sourced offshore sales prices were also up, the net realized benefit to PotashCorp was offset by rising ocean freight rates, resulting in an unfavorable price variance of $4.4 million. This began to change by the end of the quarter, when gross prices offshore improved enough to cover the rise in freight. The impact of higher offshore prices should begin to be seen in the second quarter of 2004. Rail car supply and rail power issues restricted movement of potash to the port in Vancouver; however, offshore volumes for Saskatchewan still increased 21 percent, favorably impacting net sales by $13.3 million. The increase was led by strong shipments to China, Indonesia and Malaysia. The company anticipates the rail car supply and rail power issues experienced in the first quarter will improve, which should result in increased second quarter shipments. New Brunswick offshore net sales declined by $2.1 million on a quarter-over-quarter basis, mainly due to lower sales volumes and minimal inventory levels carried over from 2003.

      The stronger Canadian dollar in 2004 compared to first-quarter 2003 negatively impacted the cost of potash operations by approximately $14.5 million. This impact, however, was substantially offset by lower natural gas costs and lower conversion costs resulting from higher operating rates, pulling potash from our larger mines and capitalizing on economies of scale. As a result, cost of sales per tonne were flat compared to the same quarter last year. Our improved results also reflect a significantly lower negative margin from PCS

Yumbes ($0.3 million loss in the first quarter of 2004 compared to $5.2 million loss in the first quarter of 2003) as we liquidate inventory in preparation for closing the sale to Sociedad Quimica y Minera de Chile S.A. (“SQM”) later this year.

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$217.6	$191.1	14
Freight	15.7	17.9	(12)
Transportation and distribution	5.3	4.8	10

	196.6	168.4	17

Net Sales
Fertilizer — liquids	$30.7	$42.0	(27)	136	176	(23)	$225.36	$239.39	(6)
Fertilizer — solids	71.4	38.5	85	355	234	52	$200.91	$164.54	22
Feed	44.4	47.5	(7)	207	232	(11)	$215.18	$204.43	5
Industrial	47.8	39.1	22	145	122	19	$329.71	$320.92	3

	194.3	167.1	16	843	764	10	$230.49	$218.72	5
Miscellaneous	2.3	1.3	77	—	—	—	—	—	—

	$196.6	$168.4	17	843	764	10	$233.21	$220.41	6

North American	$163.6	$154.4	6	669	682	(2)	$240.96	$226.39	6
Offshore	33.0	14.0	136	174	82	112	$190.36	$170.73	11

	196.6	168.4	17	843	764	10	$233.21	$220.41	6

Cost of goods sold	197.5	166.5	19				$234.28	$217.92	8

Gross Margin	$(0.9)	$1.9	(147)				$(1.07)	$2.49	(143)

      In phosphate, our high quality ore enables us to economically produce specialty products, which are the most stable area of the phosphate business, and our first quarter results proved the effectiveness of this strategy. Industrial products provided $9.5 million gross margin in this year’s first quarter; however, this was more than offset by losses in the other phosphate products, primarily due to higher costs of ammonia and sulfur. Market prices increased for most phosphate products, but it remains uncertain whether this was due to market demand or to a pass-through of costs to customers, as higher input costs for sulfur and ammonia eroded any price gains. Some of this uncertainty will be resolved if the current prices for the solid fertilizer DAP are maintained, even though ammonia prices have decreased.

      Phosphate sales increased $26.5 million and net sales increased $28.2 million quarter over quarter. Higher sales volumes and average realized prices of DAP and MAP solid fertilizers favorably impacted net sales by $32.9 million. Nearly 100,000 more tonnes of dry phosphates were sold into the offshore market compared to 2003. DAP volumes increased 72 percent from the same quarter last year, contributing $17.1 million to the growth in net sales. The total increase in volumes resulted from the restart of DAP capacity at the White Springs Suwannee River plant (and the ability to convert this additional production into domestic and offshore sales) and the fact that a wet spring did not permit first quarter movement of dry phosphates into the southeastern United States last year. Higher delivered prices for both DAP and MAP favorably impacted net sales by $12.7 million quarter over quarter.

      Net sales of liquid fertilizers declined $11.3 million from the same quarter last year. The decrease resulted principally from 23 percent lower sales volumes, as dealers purchased last fall for this year’s spring season. Strong demand is anticipated this spring, which should result in low season ending inventories. Conditions should also modestly improve as negotiations with India over phosphoric acid pricing at the end of April were positive.

      Feed prices, up 5 percent over last year’s same quarter, were more than offset by a $3.8 million decrease in sales volumes as the industry faced decreased demand due to tightening feed formulations and an abundance of meat and bone meal resulting from restricted exports due to BSE and the avian influenza. Coronet Industries, Inc., one of our competitors, is exiting the business, which should create the opportunity for feed sales volume improvement.

      A 19 percent increase in industrial volumes favorably impacted net sales compared to last year’s same quarter and prices were up 3 percent due to the combination of more product being available from the expansion at Aurora and the virtual disappearance of imports.

      While overall phosphate prices and volumes were up over the same quarter last year, product costs continued to be a challenge. Costs of goods sold increased 19 percent from first-quarter 2003 primarily as a result of higher raw material costs and higher phosphate operating costs. Quarter over quarter, sulfur costs per tonne increased 13 percent and ammonia costs per tonne increased 63 percent, negatively impacting margins by $3.5 million and $11.4 million, respectively. Phosphate rock costs were essentially unchanged from last year’s same quarter.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$287.1	$269.5	7
Freight	8.9	13.8	(36)
Transportation and distribution	9.0	10.2	(12)

	269.2	245.5	10

Net Sales
Ammonia	$111.7	$79.0	41	412	433	(5)	$270.77	$182.37	48
Urea	55.0	73.0	(25)	255	418	(39)	$215.84	$174.66	24
Nitrogen Solutions	10.6	20.5	(48)	77	194	(60)	$136.59	$105.96	29
Nitric Acid and Ammonium Nitrate	46.7	38.8	20	356	355	—	$131.34	$109.37	20
Purchased	40.5	29.9	35	153	155	(1)	$265.65	$193.18	38

	264.5	241.2	10	1,253	1,555	(19)	$211.09	$155.11	36
Miscellaneous	4.7	4.3	9	—	—	—	—	—	—

	$269.2	$245.5	10	1,253	1,555	(19)	$214.84	$157.88	36

Fertilizer	$104.3	$101.8	2	491	675	(27)	$212.27	$151.10	40
Non-fertilizer	164.9	143.7	15	762	880	(13)	$216.46	$163.17	33

	269.2	245.5	10	1,253	1,555	(19)	$214.84	$157.88	36

Cost of goods sold	211.0	215.7	(2)				$168.39	$138.71	21

Gross Margin	$58.2	$29.8	95				$46.45	$19.17	142

      Markedly higher prices for nitrogen products led to a gross margin increase of 95 percent from the same quarter last year, even though sales volumes were 19 percent lower. We benefited from our ability to produce nitrogen with low-cost gas in Trinidad as ammonia prices achieved record levels in February and gross margin rose to $58.2 million from $29.8 million in last year’s same quarter. Nearly 60 percent of this year’s gross margin came from Trinidad and the remainder from our US facilities, which included a natural gas hedging gain of $10.5 million. The hedging gain was $27.0 million in last year’s same quarter.

      Ammonia prices have historically followed gas prices. When natural gas prices rise, some North American nitrogen production is often forced to shut down. The supply/demand balance then tends to tighten, which often leads to higher nitrogen prices. PotashCorp benefits when gas prices are high in North America, as we receive higher prices for our products. Meanwhile, our ammonia is produced with low-cost gas in Trinidad, capitalizing on a freight advantage to the large US market. In the last half of 2003, ammonia prices decoupled from natural gas and enjoyed a spike, but the traditional relationship returned by February this year. We entered the first quarter at the crest of the price wave and benefited from record Tampa ammonia prices. This was followed by a correction of approximately $140 per tonne by the second half of April. A number of factors contributed to this correction, including: (i) several North American producers were operating at high rates and restarted US production that had previously been shut down, (ii) increased volumes were experienced from Arab Gulf countries and the Former Soviet Union, and (iii) producers sold ammonia in lieu of upgrading to urea due to better margins. Prices for ammonia and natural gas reconnected during the quarter, with some competitors announcing shutdowns in response to rising natural gas prices.

      Overall sales volumes were down 19 percent compared to the first quarter of 2003, due to the decision to keep production shut down at Memphis and Geismar as well as a 25,000 tonne ammonia outage at Trinidad. The continued shutdowns contributed to a 60 percent reduction in US nitrogen solutions sales volumes, a 49 percent decline in US urea volumes, and a 32 percent decline in US ammonia volumes compared to last year’s same quarter, negatively impacting net sales by $12.4 million, $24.8 million, and $8.2 million respectively. These volume reductions, however, were more than offset by the substantial rise in realized prices. Trinidad’s ammonia and urea prices increased 55 percent and 28 percent, favorably impacting net sales by $32.1 million and $4.3 million, respectively. At our US plants, improved prices for ammonia and urea contributed to net sales growth by $7.6 million and $6.4 million, respectively. Net sales of purchased products increased $10.6 million due to a 38 percent rise in realized prices.

      Costs for nitrogen production continued to climb in tandem with natural gas prices. Between the US and Trinidad, our average gas costs were up 26 percent over last year’s first quarter ($3.69 per MMBtu compared to $2.92 per MMBtu). However, we are a net beneficiary of high-priced natural gas, as our Trinidad facility operates with long-term, low-cost natural gas contracts with sheltered margins.

Expenses and Other Income

	Three Months Ended March 31

			%
Dollars (millions)	2004	2003	Change

Selling and Administrative	$26.2	$23.7	11
Provincial Mining and Other Taxes	15.1	18.1	(17)
Provision for Plant Shutdowns	—	2.2	(100)
Foreign Exchange (Gain) Loss	(8.2)	16.9	(149)
Other Income	6.9	4.5	53
Interest Expense	22.1	19.4	14
Income Tax Expense	25.0	2.1	n/m
n/m = not meaningful

     Selling and administrative expenses increased $2.5 million on a quarter-over-quarter basis. This increase was primarily due to the recording of $2.1 million in compensation expense relating to stock options. This non-cash expense arose on prospective adoption of a new provision of Canadian GAAP in late 2003. As such, no corresponding amounts were recorded in first-quarter 2003.

      Provincial Mining and Other Taxes decreased by $3.0 million from first-quarter 2003. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. Effective January 2003, the provincial government reduced the profits tax on all incremental sales tonnes above the 2001 and 2002 average of 5.722 million tonnes. In addition, to the extent that net capital spending is greater than 90 percent of 2002 net expenditures, the excess is fully deductible in the current year. These changes have allowed the company to begin expanding capacity at Rocanville while also increasing granular production. The company benefited from a profits tax reduction of $4.1 million compared to first-quarter 2003 (after considering the effect of the stronger Canadian dollar), substantially due to this revised tax structure. These savings were offset in part by increases in base payment and capital taxes on a quarter over quarter basis. The Saskatchewan divisions and the New Brunswick division also pay a provincial Crown royalty, which is accounted for in cost of goods sold.

      Refer to the section titled “Status of Restructuring Activities” for a discussion of the provision for plant shutdowns.

      The company experienced net foreign exchange gains of $8.2 million in first-quarter 2004 compared to net foreign exchange losses of $16.9 million in the prior year. Of the first quarter’s gain, $4.3 million arose from the period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position, and the residual related primarily to corporate treasury activities. The foreign exchange gain increased significantly quarter over quarter due to the weakening of the Canadian dollar relative to the US dollar at the most recent applicable fiscal year-end. As at March 31, 2004, the Canadian dollar was $0.02 weaker than at December 31, 2003. This compares to the significant strengthening of the Canadian dollar (by $0.11) from December 31, 2002 to March 31, 2003, which contributed $16.1 million to the 2003 quarterly loss.

      Other income increased $2.4 million from last year’s same quarter due primarily to equity earnings of Arab Potash Company (“APC”) and SQM.

      Interest expense increased $2.7 million quarter over quarter, with substantially all of the increase attributable to the issuance of $250.0 million of 4.875 percent ten-year notes in March 2003 under one of our US shelf registration statements. These notes replaced lower-cost commercial paper. Weighted average long-term debt outstanding in the first quarter of 2004 was $1,269.9 million (2003 — $1,106.4 million) with a weighted average interest rate of 6.9 percent (2003 — 7.2 percent). The weighted average interest rate on short-term debt outstanding in the first quarter of 2004 was 1.3 percent (2003 — 1.6 percent).

      The company’s effective consolidated income tax rate for the current period approximated 33 percent. In the first quarter of 2003, this rate approximated 40 percent. The decrease in rate is due primarily to the impact of Saskatchewan resource tax incentives, changes to the Canadian federal resource allowance, and the scheduled Canadian federal statutory rate reduction. Notwithstanding the reduction in effective rate, income tax expense increased substantially quarter over quarter, driven by the rise in operating income levels. In 2004, 40 percent of the effective rate pertained to current income taxes and 60 percent related to future income taxes. The increase in the current tax provision from zero percent in 2003 is primarily due to increases in potash operating income in Canada.

Status of Restructuring Activities

Memphis and Geismar Nitrogen Operations

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The plants have not been re-started since that time.

      The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 million in connection with costs of special termination benefits in the third quarter of 2003. The number of employees terminated as a result of the shutdowns was 187, of which 185 had left the company as of March 31, 2004. The company has made payments relating to the terminations totaling $3.5 million. All remaining workforce reduction costs pertaining to the 187 employees are expected to be paid by December 31, 2004.

      In connection with the shutdowns, management had determined that the carrying amounts of the long-lived assets at the Memphis and Geismar nitrogen facilities were not fully recoverable, and an impairment loss of $101.6 million, equal to the amount by which the carrying amount of the facilities’ asset groups exceeded their respective fair values, was recognized. Of the total impairment charge, $100.6 million related to property, plant and equipment and $1.0 million related to other assets. As part of its review, management also wrote down certain parts inventories at these plants in the amount of $12.4 million.

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 million and nominal annual expenditures for site security and other maintenance costs. These amounts have not been recorded in the consolidated financial statements as of March 31, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

      No additional costs were incurred in connection with the nitrogen plant shutdowns in the first quarter of 2004.

Kinston Phosphate Feed Plant

      The phosphate feed plant at Kinston, North Carolina ceased operations in the first quarter of 2003. In that quarter, the company recorded $0.6 million for costs of special termination benefits for Kinston employees, $0.3 million for parts inventory writedowns, and $1.3 million for long-lived asset impairment charges. In lieu of full plant closure, the company continued to operate the facility as a warehouse. In the third quarter of 2003, company management determined that the cost of operating Kinston as a stand-alone warehouse was uneconomical. This decision triggered a further review by management of the carrying amounts of the plant’s long-lived assets. As a result of this review, management determined that the carrying amounts of the long-lived assets were not recoverable, and an additional impairment charge of $2.7 million, equal to the amount by which the carrying amount of the plant’s long-lived assets exceeded their fair value, was recognized.

      No additional costs were incurred in connection with the phosphate plant shutdown in the first quarter of 2004.

PCS Yumbes S.C.M.

      In November 2003, the company entered into a share purchase agreement with SQM, whereby SQM is to acquire the shares of PCS Yumbes for an aggregate purchase price of $35.0 million, subject to adjustments. Under the terms of the share purchase agreement, and prior to the sale closing, PCS Yumbes will continue to operate the facility and expeditiously liquidate the inventory of nitrates. All other working capital is to be fully realized or discharged (as applicable) by the company prior to the closing. It is expected that the closing will occur no later than the end of 2004.

      In 2003, management conducted an assessment of the recoverability of the long-lived assets of the PCS Yumbes operations. As a result of its review, management determined that the carrying amounts of PCS Yumbes’ long-lived assets were not recoverable and recorded an impairment charge of $77.4 million, equal to the amount by which the carrying amount of the asset group exceeded fair value. Of the total impairment charge, $13.0 million related to property, plant and equipment, $63.9 million related to deferred pre-production costs and $0.5 million related to deferred acquisition costs. As part of the review, management also wrote down certain non-parts inventory by $50.2 million due to the need to liquidate all inventories that would not be transferred to SQM under the agreement.

      The company plans to eliminate all employee positions at PCS Yumbes by December 31, 2004 and has recorded a provision of $1.8 million pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of March 31, 2004, 124 of the employees had left the company. The remaining 100 employees are expected to leave the company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by that date.

      The company had incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The company recorded a provision of $11.1 million in the third quarter of 2003 for these contract termination costs and $0.5 million remained to be paid at March 31, 2004.

      No additional costs were incurred in connection with PCS Yumbes in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

      The following aggregated information about our contractual obligations and other commitments aims to provide insight into our short- and long-term liquidity and capital resource needs and demands. The information presented in the table below does not include obligations that have original maturities of less than one year or planned capital expenditures.

Contractual Obligations and Other Commitments

	Payments Due By Period

	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term Debt	$1,269.7	$1.3	$11.6	$400.6	$856.2
Operating Leases	389.8	69.3	115.9	61.4	143.2
Purchase Obligations	1,006.5	137.6	188.3	168.7	511.9
Other Commitments	64.5	17.7	19.0	17.3	10.5
Other Long-term Liabilities	316.3	33.9	43.8	33.8	204.8

Total	$3,046.8	$259.8	$378.6	$681.8	$1,726.6

     Long-Term Debt

      Long-term debt consists of $1,250.0 million of notes payable that were issued under our US shelf registration statements, $9.0 million of Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement (described in Note 11 to the 2003 annual consolidated financial statements) and other commitments of $4.8 million payable over the next five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. Neither the Industrial Revenue and Pollution Control Obligations nor the other long-term debt instruments are subject to any financial test covenants but each is subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for acceleration of other debt of $25.0 million or more. Non-compliance with any of the above covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at March 31, 2004.

      In January and February 2004, the company entered into interest rate swap contracts that effectively converted a notional amount of $300.0 million of fixed rate debt (due 2011) into floating rate debt based on six-month US dollar LIBOR rates. The company did not enter into any interest rate swap contracts in 2003.

     Operating Leases

      We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2020 (excluding mineral leases).

      The most significant operating leases consist primarily of three items. The first is our lease of railcars used to transport finished goods and raw materials. These leases extend to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad, which extends to 2011.

     Purchase Obligations

      We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities, and certain prices are based on market rates at the time of delivery. The commitments included in the above table are based on the market prices at March 31, 2004.

      Our Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities.

      We also have a long-term agreement through 2010 for the purchase of phosphate rock used at our Geismar facility. This agreement set base prices (less volume discounts) through December 2003. Prices for 2004 and 2005 are currently being renegotiated. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

     Other Commitments

      Other operating commitments consist of amounts relating to an acid storage agreement that is in effect until 2004, our Rocanville expansion and compactor upgrade project through 2005, contracts to purchase limestone that run through 2007 and various rail freight contracts, the latest of which expire in 2010.

     Other Long-Term Liabilities

      Other long-term liabilities consist primarily of accrued post-retirement/ post-employment benefits and accrued reclamation costs.

     Capital Expenditures

      During 2004, we expect to incur capital expenditures of approximately $95.0 million for opportunity capital and approximately $110.0 million for sustaining capital. The most significant single project relates to the expansion and increase of granular production capacity at Rocanville.

      We have also exercised an option agreement to purchase certain corporate office facilities for approximately $8.0 million in 2005.

      We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash

      The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended
	March 31

Dollars (millions)	2004	2003

Cash Provided by Operating Activities	$134.3	$44.1
Cash Used in Investing Activities	$(15.6)	$(25.4)
Cash (Used in) Provided by Financing Activities	$(112.2)	$28.5

      The following table presents summarized working capital information as at March 31, 2004 compared to December 31, 2003:

	March 31,	December 31,
Dollars (millions) except ratio amounts	2004	2003

Current Assets	$744.1	$733.9
Current Liabilities	$(451.9)	$(557.8)
Working Capital	$292.2	$176.1
Current Ratio	1.65	1.32

      PotashCorp’s principal sources of funds include the cash generated from our operations, short-term borrowings against our line of credit and commercial paper program, and long-term debt issued under our US shelf registration statements and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends, and interest and principal payments on our debt securities.

      Cash provided by operating activities was $134.3 million, up $90.2 million from the first quarter last year. Stronger gross margin in potash and nitrogen ($17.3 million and $28.4 million, respectively) contributed significantly to the upsurge. In addition, working capital requirements were lower by $48.5 million, largely due to the collection of higher receivable amounts outstanding at December 31, 2003 compared to December 31, 2002 offset by reductions in natural gas accruals. (Fourth-quarter 2003 net sales were 26 percent higher than the same period in 2002 and accounts receivable as at December 31, 2003 was 14 percent higher than the balance outstanding as at December 31, 2002). Our customer credit policies have remained substantially consistent with 2003.

      Cash used in investing activities was $15.6 million, a decrease of $9.8 million over the same quarter last year. Additions to property, plant and equipment totaled $16.4 million compared with $17.0 million quarter over quarter. Cash outlays in connection with other assets declined $9.2 million mainly due to lower spending during first-quarter 2004, nominal cash proceeds received from the disposal of surplus property and the fact that first-quarter 2003 included $3.9 million of issuance costs associated with the $250.0 million note offering.

      Cash used in financing activities during the quarter was $112.2 million, $140.7 million more than the same quarter last year. In March 2003, we issued $250.0 million of 4.875 percent notes due in 2013, under our US shelf registration statement. The net proceeds from the notes were used to make short-term debt repayments of $208.8 million in that quarter. Using cash generated from operations, the company paid down short-term debt by $118.3 million in first-quarter 2004. The company has historically paid quarterly dividends to shareholders, and such payments were made in the first quarter of each of 2004 and 2003 at a rate of $0.25 per share. Cash received from share issuances (largely from the exercise of stock options) contributed $19.8 million in financing activities, compared to $0.5 million in first-quarter 2003.

      PotashCorp believes that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2004, exclusive of any possible acquisitions, as was the case in 2003. At this time, the company does not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Debt Instruments

	Dollars (millions)

			Amount
	Total	Amount Outstanding at	Available at
	Amount	March 31, 2004	March 31, 2004

Syndicated Credit Facility	$750.0	$—	$692.1
Line of Credit	75.0	0.1	59.6
Commercial Paper	500.0	57.9	442.1
US Shelf Registration	2,000.0	1,250.0	750.0

      PotashCorp has a syndicated credit facility, renewable annually, which provides for unsecured advances. During third-quarter 2003, it was increased to $750.0 million from $650.0 million. The amount available is the total committed amount less direct borrowings and commercial paper outstanding. The line of credit is also renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which the company must comply at each quarter-end. Principal covenants under the credit facility and line of credit require debt to capital of less than or equal to 0.55:1, long-term debt to EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries less than $590.0 million. The line of credit is also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and termination of the line of credit. The company was in compliance with all covenants as at March 31, 2004.

      We also have a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on our rating by Dominion Bond Rating Service (DBRS) and conditions in the money markets. PotashCorp’s commercial paper is currently rated by DBRS as R1 low, which should allow unrestricted access to the money markets. Our other ratings did not change from December 31, 2003 (Moody’s: Baa2, with a positive outlook; Standard and Poor’s: BBB+).

      We have a US shelf registration statement under which we may issue up to an additional $750.0 million in unsecured debt securities.

      At the end of March 2004, our weighted average cost of capital was 7.7 percent (2003 — 7.2 percent), of which 25 percent represented debt and 75 percent equity. The increase was principally due to a shift in mix to equity — which carries a higher cost than debt — as the stock price closed 35 percent higher this quarter-end compared to last.

Off-Balance Sheet Arrangements

      In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our balance sheet or are recorded on our balance sheet in amounts that differ from the full contract amounts. Principal off-balance sheet activities we undertake include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. These types of arrangements are discussed below.

Guarantee Contracts

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) related to certain subsidiaries have been directly guaranteed by the company under agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $73.4 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At March 31, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt and cash margin requirements of approximately $13.0 million to maintain derivatives, which are included in accounts payable and accrued charges.

      Refer to Note 29 of our 2003 Annual Report for a description of other guarantees relating to the company. There have been no significant changes to these guarantees during the first three months of 2004.

Derivative Instruments

      Under Canadian GAAP, the company does not record the fair value of derivatives designated (and qualifying) as effective hedges on its balance sheet.

      The company has designated its natural gas derivative instruments as cash flow hedges. The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. In addition to physical spot and term purchases, PotashCorp employs futures, swaps and option agreements to manage the cost on a portion of our natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. The maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes. The fair value of the company’s gas hedging contracts at March 31, 2004 was $73.5 million. The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At March 31, 2004, the company had entered into interest rate swap agreements with total notional amounts of $300.0 million, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on six-month US dollar LIBOR. The fair value of the swaps outstanding at March 31, 2004 was an asset of $5.5 million.

      Refer to Note 27 of our 2003 Annual Report for detailed information regarding the nature of our financial instruments. Other than as described above, there have been no significant changes to these instruments during the first three months of 2004.

Long-Term Fixed Price Contracts

      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Contractual Obligations and Other Commitments.”

OUTSTANDING SHARE DATA

      The company had, at March 31, 2004, 53,398,713 common shares issued and outstanding, compared to 53,112,216 common shares issued and outstanding at December 31, 2003. At March 31, 2004, there were 5,118,172 options to purchase common shares outstanding, as compared to 5,438,011 at December 31, 2003.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2004 were $72.6 million (2003 — $63.7 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

      In connection with entering into the option agreement with SQM in 2003, PCS Yumbes has agreed to purchase potash from SQM at a negotiated price that approximates market value. In addition, PCS Yumbes has agreed to sell to SQM all of its potassium nitrate production at a negotiated price that approximates market value. Both agreements are in effect until no later than December 31, 2004. Potash purchases from

SQM for the quarter were $3.2 million (2003 — $0.2 million). Potassium nitrate sales to SQM for the quarter were $8.6 million (2003 — $5.0 million). All transactions with SQM are settled on normal trade terms.

CRITICAL ACCOUNTING ESTIMATES

      Our discussion and analysis of our financial condition and results of operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 15 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

      The accounting policies used in preparing the unaudited interim consolidated financial are consistent with those used in the preparation of the 2003 annual consolidated financial statements, except as disclosed in Note 2 to the unaudited interim consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There has been no material change in the company’s critical accounting estimates since December 31, 2003.

      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised FIN No. 46 “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as Variable Interest Entities (“VIEs”)) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46 was effective for us in the first quarter, and there was no material impact on our financial position, results of operations or cash flows from adoption. In Canada, Accounting Guideline 15 “Consolidation of Variable Interest Entities” has harmonized with FIN No. 46 and is effective for the company no later than December 31, 2004. We expect no material impact on our financial position, results of operations or cash flows from adoption.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” related to multiple element revenue arrangements. The changes noted in SAB No. 104 did not have a material impact on our financial position, results of operations, or cash flows.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At this point, our analysis regarding the impact of the legislation is preliminary, as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, we expect that the legislation will eventually reduce our costs for some of our programs; however, the benefit derived is not expected to be material to our consolidated financial position, results of operations or cash flows. Some of our retiree medical plans may need to be modified in order to qualify for beneficial treatment under the Act. Because of the various uncertainties related to this legislation and the appropriate accounting treatment, we elected to defer financial recognition until final accounting guidance is issued by FASB. When issued, the final guidance could require us to change previously reported information. This deferral election is permitted under FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FASB has issued a proposed FSP on the accounting treatment that, if approved, would be effective in third quarter 2004.

RISK MANAGEMENT

      An important part of PotashCorp’s strategic planning process is understanding and managing risk. Our approach to this responsibility begins with our identification and analysis of the specific risks we face. We then rank them in order of importance, according to their likelihood of occurring and the significance of the consequences, and determine the most effective ways to manage them. Tier I risks are ranked the highest with Tier II considered less likely and with less consequence.

      In 2002, management reported to the Board on our most significant risks, our risk response options and our risk administration. In 2003, we updated the Board on the progress made on those risks, and reported on the next tier of risks. Refer to our 2003 Annual Report for detailed information regarding management’s assessments of the company’s Tier I and Tier II risks. The identification and management of risk is an ongoing process because circumstances change and risks change with them. There have been no significant changes to management’s assessments during the first three months of 2004.

OUTLOOK

      Solid fundamentals for fertilizer are creating optimism. Potash demand is robust. Canpotex has further increased its 2004 forecast for offshore sales from a record 7.0 million tonnes to 7.5 million tonnes. This is 1.2 million tonnes higher than 2003 volumes. As Canpotex believes this new demand will be sustained, PotashCorp, over the next few weeks, will add another shift at its Lanigan potash facility to begin to utilize its excess capacity and to provide additional flexibility in product mix. In 2003, PotashCorp produced 7.1 million tonnes KCl. Apart from the previously announced Rocanville expansion, we believe we can bring on 2.5 million tonnes of our excess capacity in short order with little or no new capital expense. We also believe an additional 2.5 million tonnes could be brought on stream with an investment over several years, currently estimated to approximate $300 million.

      PotashCorp currently supplies 54.2 percent of Canpotex’s requirements. If Canpotex’s revised forecast is achieved, these higher volumes are expected to lower production costs, which should expand margins. The rise in ocean freight rates has begun to ease while potash pricing continues to improve. By the end of the first quarter, offshore potash price increases were finally outpacing freight increases. This, along with tight supply/demand fundamentals in the offshore market, should support higher realized offshore prices for the company. Along with anticipated price increases in North America, this should increase potash earnings.

      Phosphate fertilizers are expected to remain under pressure, as India and China continue to build their domestic industries and limit imports from the United States. Following the pattern of the past few years, this will reduce trade and increase competition from other world suppliers. This will continue to keep DAP prices under pressure, although lower ammonia prices will help on the cost side. Until DAP operating rates improve, phosphate will remain a challenging business. The positive resolution of the phosphoric acid pricing negotiations in India should modestly improve liquid product fundamentals. The continued absence of imports and expected growth in the world economy should keep demand strong for industrial products. In feed, the closure of a DFP competitor provides the potential for higher DFP volumes.

      In nitrogen, prices fell back by the end of the first quarter and the traditional relationship between natural gas and ammonia prices returned. Current high gas prices are expected to lead to the shutdown of some North American capacity. That would tighten supply/demand and create a potential for nitrogen price increases. From April to December 2004, the company is approximately 75 percent hedged at $2.30 per MMBtu. At current gas prices, the 2004 hedge portfolio is valued at approximately $30.0 million.

      Annual capital expenditures are expected to approximate $205.0 million. This is up from $150.7 million in 2003, due primarily to opportunity capital set aside for the expansion of granular production capacity at Rocanville. Depreciation and amortization are expected to approximate $220.0 million, similar to 2003 levels.

      The company’s earnings guidance for the year of $2.70 to $3.50 per share remains unchanged. This assumes a Canadian dollar exchange rate of 1.2924, which was the rate in effect at December 31, 2003. Assuming this flat exchange rate, PotashCorp anticipates earnings of $0.70 to $0.90 per share for the second quarter, noting that the exchange rate at April 30, 2004 was 1.3707. Additional factors that could result in second-quarter earnings being at the lower or upper end of the range include changes in ocean freight rates, domestic potash consumption trends, input prices for sulfur and natural gas, and product prices for DAP and nitrogen. While the revised Canpotex forecast is expected to have a positive impact on potash earnings, the company is not updating its earnings guidance at this time, and will do so when appropriate.

      In the current trading range of the Canadian dollar relative to the US dollar, a $0.01 change in the Canadian dollar is expected to have an approximate $0.03 impact on earnings per share in respect of unrealized foreign exchange translation gains/losses and an approximate $0.02 impact on earnings per share relating to Canadian operating costs, net of provincial mining taxes.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after March 31, 2004, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

      PotashCorp’s nitrogen operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold. Changes in the market value of open hedging transactions are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases.

      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2004, our estimated derivative commodity instruments market risk exposure was $26.9 million (2003 — $33.0 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2004 through 2009, will generally relate to changes in the spot price of anticipated natural gas purchases.

Foreign Exchange Risk

      We also enter into forward exchange contracts for the sole purpose of limiting exposure to exchange rate fluctuations relating to certain trade accounts. These contracts are not designated as hedging instruments for accounting purposes. Gains or losses resulting from foreign exchange contracts are recognized in earnings in the period in which changes in fair value occur.

      As at March 31, 2004, we had entered into forward exchange contracts to sell US dollars and receive Canadian dollars in the notional amount of $34.5 million (2003 — $42.0 million) at an average exchange rate of 1.3175 (2003 — 1.4930). Expected maturity dates for all forward contracts are within fiscal 2004.

Interest Rate Risk

      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. We are exposed to risk resulting from changes in interest rates as a result of the issuance of variable rate debt and commercial paper. The company manages this exposure by aligning current and long-term assets with variable and fixed rate debt, limiting variable rate and fixed rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates.

      As at March 31, 2004, our short-term debt (comprised of commercial paper) was $57.9 million, our current portion of long-term debt was $1.3 million and our long-term debt was $1,268.4 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. In January and February 2004, we entered into contracts that exchanged a notional amount of $300.0 million of our 7.75 percent fixed rate notes into floating rate debt based on six-month US LIBOR rates.

      One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings and cash flow resulting from a hypothetical 10 percent change in interest rates across interest rate sensitive maturities. Under this model, it is estimated that, all else constant, such a change would not materially impact our 2004 net earnings or cash flows based on the same level of borrowing. If interest rates changed significantly, management would likely take actions to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4.     CONTROLS AND PROCEDURES

      As of March 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance in all material respects to ensure that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Nitrochem

      On May 1, 2003, Nitrochem Distribution, Ltd. filed an action in U.S. District Court for the Southern District of New York against our subsidiary, PCS Sales (USA), Inc. (“Sales (USA)”). Nitrochem alleged that Sales (USA) entered into a contract for ammonia in 2001 that contained an automatic renewal provision for 2002. Nitrochem further alleged that Sales (USA) failed to take delivery of a specified amount of ammonia in 2002. Sales (USA) denied all of Nitrochem’s substantive allegations. Nitrochem was seeking damages in the amount of $12 million. The matter proceeded to trial on March 31 and April 1, 2004. On May 3, 2004 a judgment was issued declaring that Sales (USA) had no contractual obligation to purchase ammonia from Nitrochem in 2002 and denying Nitrochem’s claim for breach of contract. Nitrochem has thirty days from the date final judgment is entered in favour of Sales (USA) to file a notice of appeal.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).
10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.
10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).
10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(s)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.
10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).
10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).
10(x)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(y)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(z)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

Exhibit
Number	Description of Document

10(aa)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(bb)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(ee)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(ff)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(gg)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.
10(hh)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(ii)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
11	Statement re Computation of Per Share Earnings
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

      None filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

May 6, 2004

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

May 6, 2004

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).
10(h)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(i)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.
10(j)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(k)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(l)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(m)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(n)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(o)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(p)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).
10(q)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(r)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(s)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.
10(t)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(u)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(v)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).
10(w)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).
10(x)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(y)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(z)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

Exhibit
Number	Description of Document

10(aa)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(bb)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(ee)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(ff)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(gg)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.
10(hh)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(ii)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(jj)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
11	Statement re Computation of Per Share Earnings
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.