Form 10-Q
period 2004-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2004-08-06
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

     As at July 31, 2004, Potash Corporation of Saskatchewan Inc. had 53,899,605 Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Notes to the Consolidated Financial Statements
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Canpotex Producer Agreement amending agreement dated as of July 1, 2002
Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003
Resolution and Form of Agreement of Indemnification - July 21, 2004
Statement re Computation of Per Share Earnings
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars except share amounts)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$206.5	$4.7
Accounts receivable	293.8	305.0
Inventories (Note 3)	386.7	395.2
Prepaid expenses	22.1	29.0

	909.1	733.9

Property, plant and equipment	3,055.5	3,108.1
Other assets	606.2	628.3
Goodwill	97.0	97.0

	$4,667.8	$4,567.3

Liabilities
Current liabilities
Short-term debt	$91.4	$176.2
Accounts payable and accrued charges	427.0	380.3
Current portion of long-term debt	1.3	1.3

	519.7	557.8

Long-term debt	1,268.1	1,268.6
Future income tax liability	474.1	484.2
Accrued post-retirement/post-employment benefits	201.1	194.5
Accrued environmental costs and asset retirement obligations	83.2	81.3
Other non-current liabilities and deferred credits	4.5	7.1

	2,550.7	2,593.5

Shareholders’ Equity
Share capital	1,287.2	1,245.8
Unlimited authorization of common shares without par value; Issued and outstanding 53,723,105 and 53,112,216 at June 30, 2004 and December 31, 2003, respectively
Contributed surplus	270.8	265.2
Retained earnings	559.1	462.8

	2,117.1	1,973.8

	$4,667.8	$4,567.3

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Operations and Retained Earnings

(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Sales	$833.7	$745.0	$1,562.1	$1,406.8
Less: Freight	68.9	60.5	127.0	124.9
Transportation and distribution	31.3	27.5	54.3	50.5
Cost of goods sold	562.8	534.7	1,086.1	1,028.0

Gross Margin	170.7	122.3	294.7	203.4

Selling and administrative	25.4	23.9	51.6	47.6
Provincial mining and other taxes	29.3	14.8	44.4	32.9
Provision for plant shutdowns (Note 5)	—	—	—	2.2
Provision for PCS Yumbes S.C.M. (Note 6)	5.9	—	5.9	—
Foreign exchange (gain) loss	(9.9)	22.4	(18.1)	39.3
Other income	(9.2)	(11.9)	(16.1)	(16.4)

	41.5	49.2	67.7	105.6

Operating Income	129.2	73.1	227.0	97.8
Interest Expense	20.9	23.2	43.0	42.6

Income Before Income Taxes	108.3	49.9	184.0	55.2
Income Taxes (Note 7)	35.7	20.0	60.7	22.1

Net Income	$72.6	$29.9	123.3	33.1

Retained Earnings, Beginning of Period			462.8	641.4
Dividends			(27.0)	(26.1)

Retained Earnings, End of Period			$559.1	$648.4

Net Income Per Share (Note 8)
Basic	$1.36	$0.57	$2.31	$0.64
Diluted	$1.34	$0.57	$2.28	$0.63

Dividends Per Share	$0.25	$0.25	$0.50	$0.50

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Operating Activities
Net income	$72.6	$29.9	$123.3	$33.1

Items not affecting cash
Depreciation and amortization	63.9	60.0	123.6	119.0
Stock-based compensation	2.8	—	5.6	—
(Gain) loss on disposal of property, plant and equipment	(0.3)	0.3	(0.3)	0.3
Foreign exchange on future income tax	(4.9)	13.3	(7.8)	25.1
Provision for future income tax	9.3	20.0	24.3	22.1
Share of earnings of equity investees	(3.9)	(2.6)	(7.7)	(4.9)
Provision for PCS Yumbes S.C.M.	5.9	—	5.9	—
Provision for post-retirement/post-employment benefits	1.1	(1.9)	6.6	9.1
Accrued environmental costs and asset retirement obligations	0.8	0.8	1.9	1.1
Other non-current liabilities and deferred credits	(1.4)	0.4	(2.6)	0.5

Subtotal of items not affecting cash	73.3	90.3	149.5	172.3

Changes in non-cash operating working capital
Accounts receivable	(23.3)	14.8	9.6	(35.5)
Inventories	29.7	(24.0)	3.1	(51.9)
Prepaid expenses	18.2	7.2	6.9	1.2
Accounts payable and accrued charges	(17.6)	(49.5)	(8.1)	5.2
Current income taxes	25.3	(1.7)	28.2	(13.4)

Subtotal of changes in non-cash operating working capital	32.3	(53.2)	39.7	(94.4)

Cash provided by operating activities	178.2	67.0	312.5	111.0

Investing Activities
Additions to property, plant and equipment	(33.0)	(30.9)	(49.4)	(47.9)
Proceeds from disposal of property, plant and equipment	0.7	—	0.7	—
Dividends received from equity investees	4.6	4.0	4.6	4.0
Other assets	3.5	(2.5)	4.3	(10.8)

Cash used in investing activities	(24.2)	(29.4)	(39.8)	(54.7)

Cash before financing activities	154.0	37.6	272.7	56.3

Financing Activities
Proceeds from long-term debt	—	—	—	250.0
Repayment of long-term debt	(0.3)	(0.3)	(0.5)	(0.5)
Proceeds from (repayment of) short-term debt	33.5	(32.8)	(84.8)	(241.6)
Dividends	(13.5)	(13.1)	(27.0)	(26.1)
Issuance of shares	21.6	0.4	41.4	0.9

Cash provided by (used in) financing activities	41.3	(45.8)	(70.9)	(17.3)

Increase (Decrease) in Cash and Cash Equivalents	195.3	(8.2)	201.8	39.0
Cash and Cash Equivalents, Beginning of Period	11.2	71.7	4.7	24.5

Cash and Cash Equivalents, End of Period	$206.5	$63.5	$206.5	$63.5

Supplemental cash flow disclosure
Interest paid	$30.3	$38.0	$43.6	$39.4
Income taxes paid	$9.0	$4.2	$15.2	$20.1

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

      In 2003, the company approved plans to restructure certain operations. Those plans required significant estimates to be made of: (i) the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows, and (ii) employee termination, contract termination and other exit costs. Because restructuring activities are complex processes that can take several months to complete, they involve periodically reassessing estimates. As a result, the company may have to change originally reported estimates as actual payments are made or activities are completed. Please refer to Note 5 and Note 6.

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its principal operating subsidiaries:

     — PCS Sales (Canada) Inc.

          — PCS Joint Venture, L.P.
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M. (“PCS Yumbes”)
     — PCS Fosfatos do Brasil Ltda.

Recent Accounting Pronouncements

      In June 2003, the Canadian Institute of Chartered Accountants (“CICA”) issued Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized with US GAAP and provides guidance for applying the principles in CICA Section 1590, “Subsidiaries” to those entities

(defined as Variable Interest Entities (“VIEs”)) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The CICA has recently issued a draft guideline of proposed amendments to AcG-15 in an effort to clarify certain issues. The amended guideline is expected to be effective for all annual and interim periods beginning on or after November 1, 2004. The company is currently reviewing the proposed changes to the guideline to determine the potential impact, if any, on its consolidated financial statements.

      In June and July, 2004, the CICA approved re-exposure drafts of proposed Section 3855, “Financial Instruments — Recognition and Measurement”, and Section 3865, “Hedges”. The CICA has confirmed that mandatory implementation of standards developed from the re-exposure drafts will be for interim and annual financial statements relating to years commencing on or after October 1, 2005. The CICA has also approved, subject to written ballot, a proposed new Section 1530, “Comprehensive Income”. Companies will not be permitted to apply Section 1530 until Sections 3855 and 3865 are finalized. The re-exposure drafts are intended to increase harmonization with US GAAP.

      In July 2004, the CICA proposed, subject to comments received following exposure, to amend Section 3500, “Earnings per Share”, to conform to recent corresponding amendments proposed by the US Financial Accounting Standards Board (“FASB”) and to those adopted by the International Accounting Standards Board. The CICA expects to issue its proposals in the fourth quarter of 2004 with an effective date for interim and annual periods relating to fiscal years beginning on or after January 1, 2005.

2.   Changes in Accounting Policy

Sources of GAAP

      Effective January 1, 2004, the company prospectively adopted new accounting requirements of the CICA as issued in Section 1100, “Generally Accepted Accounting Principles”. This section establishes standards for financial reporting in accordance with GAAP and provides guidance on sources to consult when selecting accounting policies and determining appropriate disclosures when a matter is not dealt with explicitly in the primary sources of GAAP. In light of the new Section 1100 provisions, the company reviewed the application of its accounting policies and changed the consolidated financial statement presentation of sales revenue, freight costs and transportation and distribution expenses, without any effect on gross margin or net income. All comparative information has been appropriately reclassified.

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

Hedging Relationships

      Effective January 1, 2004, the company adopted CICA Accounting Guideline 13, “Hedging Relationships”. This guideline sets out the criteria that must be met in order to apply hedge accounting for derivatives and is based on many of the principles outlined in the US standards relating to derivative instruments and hedging activities. Specifically, the guideline provides detailed guidance on the identification, designation, documentation and effectiveness of hedging relationships, for purposes of applying hedge accounting, and the discontinuance of hedge accounting. Income and expenses on derivative instruments designated and qualifying as hedges under this guideline are recognized in earnings in the same period as the related hedged item. Ineffective hedging relationships and hedges not designated in a hedging relationship are carried at fair value on the Consolidated Statement of Financial Position, and subsequent changes in their fair value are recorded in earnings. The adoption of this accounting guideline did not have a material impact on the consolidated financial statements.

3.   Inventories

	June 30,	December 31,
	2004	2003

	(unaudited)
Finished product	$165.7	$160.7
Materials and supplies	104.8	108.0
Raw materials	43.8	54.1
Work in process	72.4	72.4

	$386.7	$395.2

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

5.   Provision for Plant Shutdowns

Memphis and Geismar Nitrogen Operations — 2003

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The plants have not been re-started since that time.

      The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 in connection with costs of special termination benefits in the third quarter of 2003. The number of employees terminated as a result of the shutdowns was 187, of which 186 had left the company as of June 30, 2004. The company has made payments relating to the terminations totaling $4.0. All remaining workforce reduction costs pertaining to the 187 employees are expected to be paid by December 31, 2004.

      In connection with the shutdowns, management had determined that the carrying amounts of the long-lived assets at the Memphis and Geismar nitrogen facilities were not fully recoverable, and an impairment loss of $101.6, equal to the amount by which the carrying amount of the facilities’ asset groups exceeded their respective fair values, was recognized. Of the total impairment charge, $100.6 related to property, plant and equipment and $1.0 related to other assets. As part of its review, management also wrote-down certain parts inventories at these plants in the amount of $12.4.

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 and nominal annual expenditures for site security and other maintenance costs. These amounts have not been recorded in the consolidated financial statements as of June 30, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

Kinston Phosphate Feed Plant — 2003

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

      No additional costs were incurred in connection with the plant shutdowns in the first half of 2004. The following table summarizes, by reportable segment, the total amount of costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Cumulative	Total Costs
	Costs	Expected
	Incurred to	to be
	Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	—	11.1

	118.8	129.9

Phosphate Segment
Employee termination and related benefits	0.6	0.6
Writedown of parts inventory	0.3	0.3
Asset impairment charges	4.0	4.0

	4.9	4.9

	$123.7	$134.8

      The following table summarizes, by reportable segment, the costs accrued as of June 30, 2004 in connection with the plant shutdowns described above:

	Accrued		Accrued
	Balance		Balance
	December 31,	Cash	June 30,
	2003	Payments	2004

Nitrogen Segment
Employee termination and related benefits	$2.1	$(1.3)	$0.8

Phosphate Segment
Employee termination and related benefits	0.5	(0.1)	0.4

	$2.6	$(1.4)	$1.2

      The accrued balance is included in accounts payable and accrued charges in the Consolidated Statement of Financial Position as of June 30, 2004.

6.   Provision for PCS Yumbes S.C.M.

2003

      In November 2003, the company entered into a share purchase agreement with Sociedad Quimica y Minera de Chile S.A. (“SQM”), whereby SQM is to acquire the shares of PCS Yumbes for an aggregate purchase price of $35.0, subject to adjustments. Under the terms of the share purchase agreement, and prior to the sale closing, PCS Yumbes will continue to operate the facility and expeditiously liquidate the inventory of nitrates. All other working capital is to be fully realized or discharged (as applicable) by the company prior to the closing. It is expected that closing will occur no later than the end of 2004.

      In 2003, management conducted an assessment of the recoverability of the long-lived assets of the PCS Yumbes operations. As a result of its review, management determined that the carrying amounts of PCS Yumbes’ long-lived assets were not recoverable and recorded an impairment charge of $77.4, equal to the amount by which the carrying amount of the asset group exceeded fair value. Of the total impairment charge, $13.0 related to property, plant and equipment, $63.9 related to deferred pre-production costs, and $0.5 related to deferred acquisition costs. As part of the review, management also wrote-down certain non-parts inventory by $50.2 due to the need to liquidate all inventories that would not be transferred to SQM under the agreement.

      The company plans to eliminate all employee positions at PCS Yumbes by December 31, 2004 and has recorded a provision of $1.8 pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of June 30, 2004, 141 of the employees had left the company. The remaining 83 employees are expected to leave the company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by that date.

      The company had incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The company recorded a provision of $11.1 in the third quarter of 2003 for these contract termination costs and $0.3 remained to be paid at June 30, 2004.

2004

      During the three months ended June 30, 2004, the company recorded an additional writedown of $5.9, relating primarily to certain mining machinery and equipment that will not be transferred to SQM under the terms of the agreement and that management plans to sell prior to the end of the year. As of June 30, 2004, the fair value and carrying amount of the machinery and equipment that remains to be sold was $1.5. For measurement purposes, fair value was determined in reference to market prices for similar assets.

      The following table summarizes the total amount of costs incurred for the three month and six month periods ended June 30, 2004, the total amount of costs incurred to date and the total costs expected to be incurred in connection with PCS Yumbes:

	Cumulative Costs	Costs	Cumulative	Total Costs
	Incurred to	Incurred to	Costs	Expected
	December 31,	June 30,	Incurred to	to be
	2003	2004	Date	Incurred

Potash Segment
Contract termination costs	$11.1	$—	$11.1	$11.1
Employee termination and related benefits	1.8	—	1.8	1.8
Writedown of non-parts inventory	50.2	—	50.2	50.2
Asset impairment charges	77.4	5.9	83.3	83.3

	$140.5	$5.9	$146.4	$146.4

      The following table summarizes the costs accrued as of June 30, 2004 in connection with PCS Yumbes as described above:

	Accrued	Costs	Cash		Accrued
	Balance	Incurred to	Payments		Balance
	December 31,	June 30,	and	Non-cash	June 30,
	2003	2004	Adjustments	Settlements	2004

Potash Segment
Contract termination costs	$0.6	$—	$(0.3)	$—	$0.3
Employee termination and related benefits	1.2	—	(0.4)	—	0.8
Asset impairment charges	—	5.9	—	(5.9)	—

	$1.8	$5.9	$(0.7)	$(5.9)	$1.1

      The accrued balance is included in accounts payable and accrued charges in the Consolidated Statement of Financial Position as of June 30, 2004.

7.   Income Taxes

      The company’s consolidated income tax rate for the three month and six month periods ended June 30, 2004 approximates 33 percent (2003 — 40 percent). The decrease in rate is due primarily to the impact of Saskatchewan resource tax incentives, changes to the Canadian federal resource allowance, and the scheduled Canadian federal statutory rate reduction.

8.   Net Income Per Share

      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2004 of 53,523,000 (2003 — 52,100,000). Basic net income per share for the year-to-date is calculated on the weighted average shares issued and outstanding for the six months ended June 30, 2004 of 53,433,000 (2003 — 52,094,000).

      Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period. For periods in which there was a loss attributable to common shares, stock options with exercise prices at or below the average market price for the period were excluded for the calculations of diluted net loss per share, as inclusion of these securities would have been antidilutive to the net loss per share. Weighted average shares outstanding for the diluted net income per share calculation for the quarter were 54,321,000 (2003 — 52,337,000) and for the year-to-date were 54,115,000 (2003 — 52,331,000).

9.   Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market prices.

	Three Months Ended June 30, 2004

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$316.4	$236.9	$280.4	$—	$833.7
Freight	41.2	16.1	11.6	—	68.9
Transportation and distribution	12.5	7.4	11.4	—	31.3
Net sales — third party	262.7	213.4	257.4	—
Cost of goods sold	141.3	207.7	213.8	—	562.8
Gross Margin	121.4	5.7	43.6	—	170.7
Depreciation and amortization	19.9	21.4	20.3	2.3	63.9
Inter-segment sales	0.7	3.4	22.3	—	—

	Three Months Ended June 30, 2003

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$219.7	$214.3	$311.0	$—	$745.0
Freight	30.3	17.5	12.7	—	60.5
Transportation and distribution	8.3	7.1	12.1	—	27.5
Net sales — third party	181.1	189.7	286.2	—
Cost of goods sold	120.4	190.7	223.6	—	534.7
Gross Margin	60.7	(1.0)	62.6	—	122.3
Depreciation and amortization	15.6	19.6	22.9	1.9	60.0
Inter-segment sales	1.2	2.8	17.2	—	—

	Six Months Ended June 30, 2004

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$540.1	$454.5	$567.5	$—	$1,562.1
Freight	74.7	31.8	20.5	—	127.0
Transportation and distribution	21.2	12.7	20.4	—	54.3
Net sales — third party	444.2	410.0	526.6	—
Cost of goods sold	256.1	405.2	424.8	—	1,086.1
Gross Margin	188.1	4.8	101.8	—	294.7
Depreciation and amortization	36.8	41.9	40.2	4.7	123.6
Inter-segment sales	3.6	6.5	44.1	—	—

	Six Months Ended June 30, 2003

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$420.9	$405.4	$580.5	$—	$1,406.8
Freight	63.0	35.4	26.5	—	124.9
Transportation and distribution	16.3	11.9	22.3	—	50.5
Net sales — third party	341.6	358.1	531.7	—
Cost of goods sold	231.5	357.2	439.3	—	1,028.0
Gross Margin	110.1	0.9	92.4	—	203.4
Depreciation and amortization	30.9	38.2	46.1	3.8	119.0
Inter-segment sales	3.6	5.5	28.8	—	—

10. Stock-Based Compensation

      The company has two stock option plans. Prior to 2003, the company applied the intrinsic value based method of accounting for the plans.

      Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prospective application of the fair value method did not have an impact on the first three fiscal quarters of 2003 since the company did not grant any options during those periods. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income for the three month and six month periods ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments”. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months		Six Months
		Ended June 30		Ended June 30
		2004	2003	2004	2003

Net income — as reported		$72.6	$29.9	$123.3	$33.1
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2.2	—	4.4	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(3.2)	(3.7)	(6.4)	(7.4)

Net income — pro forma(1)		$71.6	$26.2	$121.3	$25.7

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share
As reported	$1.36	$0.57	$2.31	$0.64
Pro forma	$1.34	$0.50	$2.27	$0.49

Diluted net income per share
As reported	$1.34	$0.57	$2.28	$0.63
Pro forma	$1.32	$0.50	$2.24	$0.49

      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend	$1.00	$1.00	$1.00
Expected volatility	27%	32%	32%
Risk-free interest rate	4.06%	4.13%	4.54%
Expected life of options	8 years	8 years	8 years
Expected forfeitures	16%	10%	10%

      The fair value of options granted in the fourth quarter of 2003 was $15.7 (2002 — $20.1).

11. Post-Retirement/Post-Employment Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Pension Plans
Service cost	$3.5	$3.0	$7.0	$6.0
Interest cost	7.5	7.4	15.0	14.8
Expected return on plan assets	(8.4)	(7.6)	(16.8)	(15.2)
Net amortization	1.1	1.3	2.2	2.6

Net expense	$3.7	$4.1	$7.4	$8.2

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Other Post-Retirement Plans
Service cost	$1.4	$1.4	$2.8	$2.8
Interest cost	3.5	3.2	7.0	6.4
Net amortization	0.4	0.5	0.8	1.0

Net expense	$5.3	$5.1	$10.6	$10.2

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

13. Contingencies

Canpotex

      PotashCorp is a shareholder in Canpotex which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first six months of 2004.

Mining Risk

      In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Investment in APC

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

Legal Matters

      In 1998, the company, along with other parties, was notified by EPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with EPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. PCS Joint Venture continues to assess and evaluate the nature and extent of the impacts at the site. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed nor to what extent costs incurred may be recoverable from third parties.

      Various other claims and lawsuits are pending against the company. While it is not possible to determine the ultimate outcome of such actions at this time, it is management’s opinion that the ultimate resolution of such actions, including those pertaining to environmental matters, will not have a material adverse effect on the company’s financial condition or results of operations.

14. Guarantees

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) related to certain subsidiaries have been directly guaranteed by the company under agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $88.4, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At June 30, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt and cash margin requirements of approximately $24.7 to maintain derivatives, which are included in accounts payable and accrued charges.

      Refer to Note 29 of our 2003 Annual Report for a description of other guarantees relating to the company. There have been no significant changes to these guarantees during the first six months of 2004, other than the annual automatic renewal of the letter of credit posted by the company in respect of the Province of Saskatchewan’s potash decommissioning and reclamation financial assurance requirements.

15. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

      Canadian GAAP varies in certain significant respects from US GAAP. As required by the United States Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim consolidated financial statements is described and quantified below. For a complete discussion of Canadian and US GAAP differences, see Note 34 to the consolidated financial statements for the year ended December 31, 2003 in our 2003 Annual Report.

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

      Post-retirement and post-employment benefits: Under Canadian GAAP, when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances, and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of this, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.

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

      Foreign currency translation adjustment: The company adopted the US dollar as its functional and reporting currency on January 1, 1995. At that time, the consolidated financial statements were translated into US dollars at the December 31, 1994 year-end exchange rate using the translation of convenience method under Canadian GAAP. This translation method was not permitted under US GAAP. US GAAP required the comparative Consolidated Statements of Operations and Consolidated Statements of Cash Flow to be translated at applicable weighted-average exchange rates; whereas, the Consolidated Statements of Financial Position were permitted to be translated at the December 31, 1994 year-end exchange rate. The use of disparate exchange rates under US GAAP gave rise to a foreign currency translation adjustment. Under US GAAP, this adjustment is reported as a component of accumulated OCI.

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

      Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment under Canadian and US GAAP.

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

      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity:

	Three Months Ended
	June 30
	2004	2003

	(unaudited)
Net income as reported — Canadian GAAP	$72.6	$29.9
Items increasing or decreasing reported net income
Pre-operating costs	—	1.8
Depreciation and amortization	2.1	2.2
Accretion of asset retirement obligations	—	(0.9)
Future income taxes	(0.7)	(1.2)

Net income — US GAAP	$74.0	$31.8

Weighted average shares outstanding — US GAAP	53,523,000	52,100,000

Basic net income per share — US GAAP	$1.38	$0.61

Diluted net income per share — US GAAP	$1.36	$0.61

	Six Months Ended
	June 30
	2004	2003

	(unaudited)
Net income as reported — Canadian GAAP	$123.3	$33.1
Items increasing or decreasing reported net income
Pre-operating costs	—	3.1
Depreciation and amortization	4.2	4.3
Accretion of asset retirement obligations	3.3	(1.7)
Future income taxes	(2.7)	(2.2)

Net income — US GAAP	$128.1	$36.6

Weighted average shares outstanding — US GAAP	53,433,000	52,094,000

Basic net income per share — US GAAP	$2.40	$0.70

Diluted net income per share — US GAAP	$2.37	$0.70

	June 30,	December 31,
	2004	2003

	(unaudited)
Total assets as reported — Canadian GAAP	$4,667.8	$4,567.3
Items increasing (decreasing) reported total assets
Inventory	(2.2)	(2.7)
Available-for-sale securities unrealized holding gain	90.5	35.0
Fair value of derivative instruments	64.5	59.8
Property, plant and equipment	(130.7)	(134.9)
Post-retirement and post-employment benefits	13.9	13.9
Intangible asset relating to additional minimum pension liability	2.7	2.7
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$4,659.8	$4,494.4

	June 30,	December 31,
	2004	2003

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,117.1	$1,973.8
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	63.8	14.8
Foreign currency translation adjustment	20.9	20.9
Accretion of asset retirement obligations	—	(3.3)
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	40.6	36.4
Post-retirement and post-employment benefits	13.9	13.9
Future income taxes	32.0	34.7

Shareholders’ equity — US GAAP	$2,070.3	$1,873.2

	Six Months Ended
	June 30
	2004	2003

	(unaudited)
Net income — US GAAP	$128.1	$36.6
Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	55.5	34.1
Change in gains and losses on derivatives designated as cash flow hedges	43.5	96.0
Reclassification to income of gains and losses on cash flow hedges	(25.8)	(55.0)
Future income taxes related to other comprehensive income	(24.2)	(30.0)

Other comprehensive income, net of related income taxes	49.0	45.1

Comprehensive income — US GAAP	$177.1	$81.7

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	June 30,	December 31,
	2004	2003

	(unaudited)
Unrealized gains and losses on available-for-sale securities	$59.7	$22.6
Gains and losses on derivatives designated as cash flow hedges	55.0	43.1
Additional minimum pension liability	(30.0)	(30.0)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$63.8	$14.8

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements

      In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46 was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” related to multiple element revenue arrangements. The changes noted in SAB No. 104 did not have a material impact on the company’s consolidated financial statements.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At this point, the company’s analysis regarding the impact of the legislation is preliminary, as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, the company expects that the legislation will eventually reduce its costs for some of its programs, and some of the company’s retiree medical plans may need to be modified in order to qualify for beneficial treatment. In May

2004, FASB Staff Position No. 106-2 was issued to provide additional guidance on the accounting for the effects of the Act. The company does not expect the legislation to have a significant impact on its consolidated financial statements.

      In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The company has determined that its practices are substantially consistent with the application guidance of EITF Issue No. 03-1; therefore, adoption is not expected to have a significant impact on its consolidated financial statements.

      In March 2004, the FASB issued an exposure draft, “Share-Based Payment — an amendment of Statements No. 123 and 95” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposal would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposal would be applied prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value-based method of accounting. The company is currently reviewing the proposal to determine the potential impact, if any, on its consolidated financial statements.

      In June 2004, the FASB issued an exposure draft of a proposed Statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current US GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to remeasure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005.

      In July 2004, the EITF discussed Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”. This issue addresses whether post-production stripping costs should be expensed, deferred and amortized, or capitalized as inventory costs. Diversity in practice has arisen because these stripping costs may benefit both current period production (because removal of the waste is necessary to extract the material mined in the current period), as well as benefiting future periods (because the costs facilitate access to additional minerals to be mined in the future). The EITF discussed various views and did not reach a consensus. It has asked the mining industry working group to further develop the views and make a recommendation.

Available-for-Sale Security

      The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at June 30, 2004 was $208.9 and the unrealized holding gain was $116.1.

Stock-based Compensation

      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Prospective application of the fair value method did not have an impact on the first three fiscal quarters of 2003 since the company did not grant any options during those periods. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income for the three month and six month periods ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income and net income per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months		Six Months
		Ended June 30		Ended June 30
		2004	2003	2004	2003

Net income — as reported under US GAAP		$74.0	$31.8	$128.1	$36.6
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2.2	—	4.4	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(3.2)	(3.7)	(6.4)	(7.4)

Net income — pro forma under US GAAP(1)		$73.0	$28.1	$126.1	$29.2

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share under US GAAP
As reported	$1.38	$0.61	$2.40	$0.70
Pro forma	$1.36	$0.54	$2.36	$0.56

Diluted net income per share under US GAAP
As reported	$1.36	$0.61	$2.37	$0.70
Pro forma	$1.34	$0.54	$2.33	$0.56

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

          Cash Flow Hedges

      The company has designated its natural gas derivative instruments as cash flow hedges. The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. The company employs derivative instruments including futures, swaps and option agreements in order to manage the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. By policy, except as specifically permitted by the company’s Gas Policy Advisory Committee, the maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes.

      The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the quarter, a gain of $15.3 was recognized in cost of goods sold ($25.8 gain on a year-to-date basis). Of the deferred gains at quarter-end, approximately $43.5 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at June 30, 2004 was $77.1. The ineffectiveness of hedges on existing derivative instruments for the quarter and year-to-date was not material to the consolidated financial statements.

          Fair Value Hedges

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. In January and February 2004, the company entered into interest rate swap agreements with total notional amounts of $300.0, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on six-month US dollar LIBOR. The fair value of the swaps outstanding at June 30, 2004 was a liability of $12.6. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company does not maintain any other fair value hedges.

16. Comparative Figures

      Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

17. Subsequent Events

      On July 21, 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis. The stock split is to be effected in the form of a stock dividend of one additional common share for each share owned by shareholders of record at the close of business on August 11, 2004. The company’s common shares are expected to commence trading on a split basis on August 9, 2004 on the Toronto Stock Exchange and August 18, 2004 on the New York Stock Exchange. All equity-based benefit plans will be adjusted to reflect the issuance of additional shares or options due to the declaration of the stock split. All share and per-share data for future periods will reflect the stock split.

      On July 21, 2004, PCS’s Board of Directors also declared a quarterly cash dividend of US $0.15 per common share (on a post-split basis) payable November 15, 2004 to shareholders of record at the close of business on October 25, 2004. This amount represents a 20-percent increase in the company’s quarterly cash dividend.

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

      Day to day, we aim to maximize gross margin by focusing on the right blend of price, volumes and asset utilization, growing our business by becoming the supplier of choice. At the same time, we strive to build on our strengths by acquiring and maintaining low-cost, high-quality capacity that complements our existing assets and adds strategic value. We make decisions based on our determination to have our returns on cash flow materially exceed our cost of capital.

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

FINANCIAL OVERVIEW

      This discussion and analysis is based on the company’s unaudited interim consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 15 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period. Note that as discussed below in the section titled “Subsequent Events”, the Board of Directors of PCS has approved a split of the company’s outstanding common shares in the form of a stock dividend. All share amounts presented here are on a pre-stock split basis. All amounts in dollars are expressed as US dollars unless otherwise indicated.

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

Earnings Guidance Review

      The company’s guidance for earnings per share for second-quarter 2004 was in the range of $0.70 to $0.90, and was updated in June to reflect expectations of earnings of more than $1.00 before consideration of foreign exchange translation gains. The final result was net income of $72.6 million, or $1.34 per share. The increase in earnings was largely due to higher potash prices and record second-quarter sales volumes in the potash domestic market. Additionally, our earnings guidance anticipated a strong Canadian dollar of 1.2924 during the second quarter; however, the actual average exchange rate impacting Canadian dollar operating costs for the quarter was 1.3497, and the quarter-end exchange rate was 1.3404.

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2004	2003	Change	Change	2004	2003	Change	Change

Sales	$833.7	$745.0	$88.7	12	$1,562.1	$1,406.8	$155.3	11
Freight	68.9	60.5	8.4	14	127.0	124.9	2.1	2
Transportation and Distribution	31.3	27.5	3.8	14	54.3	50.5	3.8	8
Cost of Goods Sold	562.8	534.7	28.1	5	1,086.1	1,028.0	58.1	6

Gross Margin	$170.7	$122.3	$48.4	40	$294.7	$203.4	$91.3	45

Operating Income	$129.2	$73.1	$56.1	77	$227.0	$97.8	$129.2	132

Net Income	$72.6	$29.9	$42.7	143	$123.3	$33.1	$90.2	273

Net Income Per Share — Basic	$1.36	$0.57	$0.79	139	$2.31	$0.64	$1.67	261

Net Income Per Share — Diluted	$1.34	$0.57	$0.77	135	$2.28	$0.63	$1.65	262

      US farmers had excellent spring conditions that allowed planting to start early and proceed at a record pace. However, even a bumper crop will not be able to meet world demand projections. Grain consumption is expected to outpace production for the sixth straight year and drive the world’s grain stocks-to-use ratio to its lowest level on record. This is happening as the population in many developing nations is growing and gaining economic strength, creating demand for more and better food. That is driving up prices for many crop commodities in international markets and sparking demand for fertilizer at a time when a weaker US dollar internationally is facilitating a healthy trade environment.

      Second quarter net income was $72.6 million, or $1.34 per share, the company’s highest quarterly earnings in more than five years. This compares to $0.57 per diluted share in last year’s second quarter, an increase of 135 percent. The increased earnings were primarily driven by a 40 percent increase in gross margin to $170.7 million. Potash, the foundation of the company’s business and the focus of its long-term growth strategy, doubled its gross margin from second quarter 2003 and provided over 70 percent of the quarter’s total. On a year-to-date basis, net income increased $90.2 million, led by a $91.3 million increase in gross margin. Potash contributed $78.0 million to the year-over-year margin growth.

      Better potash prices and volumes were the two main contributors to the second-quarter performance as the company benefited from improving fundamentals in the fertilizer industry. After an extended down cycle that can be traced back almost six years, global conditions that include low grain inventories, higher commodity prices and an increase in acres planted helped strengthen fertilizer consumption and prices. With potash competitors operating at or close to capacity, potash prices were at their highest level in over 20 years, and the company was a primary beneficiary of these improved market conditions. Overall potash sales volumes and prices increased 23 percent and 18 percent, respectively, on a quarter-over-quarter basis. Volumes and prices both increased 14 percent year over year. Given higher operating rates, product costs remained relatively flat despite a significantly stronger Canadian to US dollar average exchange rate compared to second-quarter and year-to-date 2003.

      Conditions in phosphate improved in the second quarter, contributing $5.7 million to gross margin, up from a loss of $1.0 million in last year’s same quarter. Sales volumes and sales prices on a delivered basis increased 7 percent and 5 percent, respectively, on a quarter-over-quarter basis and by 9 percent and 5 percent, respectively, year over year. However, cost of sales per tonne increased by 2 percent from last year’s same quarter and by 4 percent for the six-month period.

      Nitrogen gross margin contributed $43.6 million during the quarter, although this fell short of last year’s second-quarter gross margin of $62.6 million. The company’s natural gas hedging activities contributed $15.3 million to second-quarter gross margin compared to $28.0 million in last year’s same quarter. Despite 16-percent lower sales volumes on a year-to-date basis, nitrogen gross margin grew to $101.8 million from $92.4 million, principally due to an 18-percent increase in average realized prices.

      Expenses declined by $7.7 million for the quarter and $37.9 million for the first six months as compared to the prior year. Provincial Mining and Other Taxes increased by $14.5 million on a quarter-over-quarter basis and $11.5 million year over year as a result of an increase in sales volumes, as well as an increase in price and profit per tonne. The Canadian dollar exchange rate compared to the US dollar started the year at 1.2924, ended the first quarter at 1.3105 and ended the second quarter at 1.3404; last year’s exchange rates were 1.5796, 1.4693 and 1.3553 over comparable periods. The weakening of the Canadian dollar created favorable changes in foreign exchange of $32.3 million quarter over quarter and $57.4 million year over year, arising principally from currency translation of Canadian dollar denominated monetary assets and liabilities. The company also recorded a further writedown relating to PCS Yumbes of $5.9 million during the quarter.

      Total assets were $4,667.8 million at June 30, 2004, up $100.5 million, or 2 percent, from December 31, 2003. This increase resulted primarily from significant cash balances generated from operations, offset in part by depreciation and amortization of the company’s long-lived assets.

Business Segment Review

      Note 9 to the unaudited interim consolidated financial statements provides information pertaining to our business segments. Management includes net sales in its segment disclosures in the notes to the consolidated financial statements pursuant to CICA Section 1701 “Segment Disclosures”. This standard is founded on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per tonne amounts) are primary revenue measures used and reviewed by the company’s management in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. Management also uses net sales (and the related per tonne amounts) for business planning and monthly forecasting purposes. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. The discussion and analysis below is based on the segment measures used and reviewed by management.

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$316.4	$219.7	44
Freight	41.2	30.3	36
Transportation and distribution	12.5	8.3	51

	$262.7	$181.1	45

Net Sales
North American	$117.5	$66.9	76	1,119	825	36	$104.99	$81.06	30
Offshore	138.2	104.0	33	1,474	1,288	14	$93.77	$80.75	16

	255.7	170.9	50	2,593	2,113	23	$98.61	$80.87	22
Miscellaneous	7.0	10.2	(31)	—	—	—	—	—	—

	262.7	181.1	45	2,593	2,113	23	$101.31	$85.71	18
Cost of goods sold	141.3	120.4	17				$54.49	$56.98	(4)

Gross Margin	$121.4	$60.7	100				$46.82	$28.73	63

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$540.1	$420.9	28
Freight	74.7	63.0	19
Transportation and distribution	21.2	16.3	30

	$444.2	$341.6	30

Net Sales
North American	$191.6	$129.3	48	1,901	1,654	15	$100.78	$78.18	29
Offshore	229.5	188.5	22	2,640	2,327	13	$86.93	$81.00	7

	421.1	317.8	33	4,541	3,981	14	$92.73	$79.83	16
Miscellaneous	23.1	23.8	(3)	—	—	—	—	—	—

	444.2	341.6	30	4,541	3,981	14	$97.82	$85.81	14
Cost of goods sold	256.1	231.5	11				$56.40	$58.15	(3)

Gross Margin	$188.1	$110.1	71				$41.42	$27.66	50

      The doubling of potash gross margin compared to the same quarter last year is a result of significant increases in both realized prices and sales volumes domestically and offshore.

      Sales increased $96.7 million and net sales increased $81.6 million quarter over quarter. In the domestic market, sales volumes increased 36 percent to a record 1.119 million tonnes compared to last year’s second quarter, contributing $23.5 million to the net sales growth. Domestic prices climbed 30 percent over last year’s second quarter due to price list increases sustained from July 2003, September 2003, February 2004 and May 2004, resulting in a favorable price variance of $27.1 million. The increase in volumes was principally due to more acres planted to fertilizer intensive crops, higher application rates and dealers filling in advance of further price increases. In addition, the company was able to capitalize on the fact that some of its competitors were sold out of product. On a year-over-year basis, domestic net sales increased from $129.3 million to $191.6 million. The strong second-quarter domestic volumes offset the 6 percent drop experienced in the first quarter, and realized prices remained 29 percent higher than the prior year due to the four above-mentioned price list increases.

      Saskatchewan-sourced offshore sales volumes rose 23 percent quarter over quarter, driven by a record second quarter for Canpotex. Canpotex shipped over 900,000 tonnes on behalf of Saskatchewan’s potash producers in June alone. Previously announced price increases took effect during the quarter, and the high first-quarter ocean freight rates began to decline. This resulted in realized Saskatchewan-sourced offshore prices increasing 16 percent and favorably impacting net sales by $15.8 million. Resolution of rail car supply and rail power issues experienced in the first quarter improved potash movement to the port in Vancouver. Sales volumes to Brazil, China, Malaysia and Indonesia remained strong as high prices for crops such as soybeans and palm oil continued to drive demand for potash. New Brunswick offshore net sales also increased 2 percent quarter over quarter, mostly attributable to a 22-percent increase in realized prices. For the six months, offshore net sales increased $41.0 million, led by a 22-percent increase in Saskatchewan-sourced volumes compared to same period last year. This volume increase favorably impacted net sales by $31.2 million.

      The growth in volumes allowed the company to begin to capitalize on economies of scale. During the quarter, the company produced 2.2 million tonnes of potash, or 7 percent more than the same quarter last year. The higher operating rate to meet sales demand, combined with lower natural gas costs and pulling potash from our larger mines, reduced operating costs. This was offset by a stronger Canadian dollar, which negatively affected costs by approximately $7.24 per tonne in the first quarter and $3.80 per tonne in the second quarter compared to the same periods last year.

      The company incurred a margin loss of $4.6 million at its PCS Yumbes operations in Chile during the quarter (2003 — $4.9 million). This loss was higher than expected due to production problems. The company does not anticipate any further significant losses or provisions relating to this operation as it prepares for closing the sale to Sociedad Quimica y Minera de Chile S.A. (“SQM”) later this year.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$236.9	$214.3	11
Freight	16.1	17.5	(8)
Transportation and distribution	7.4	7.1	4

	$213.4	$189.7	12

Net Sales
Fertilizer — liquids	$30.8	$37.6	(18)	143	170	(16)	$214.66	$221.57	(3)
Fertilizer — solids	86.0	60.5	42	427	354	21	$201.68	$171.04	18
Feed	43.7	44.4	(2)	207	206	—	$211.02	$215.03	(2)
Industrial	50.3	45.0	12	154	138	12	$327.22	$325.60	—

	210.8	187.5	12	931	868	7	$226.49	$215.97	5
Miscellaneous	2.6	2.2	18	—	—	—	—	—	—

	$213.4	$189.7	12	931	868	7	$229.25	$218.49	5

North American	$163.5	$161.4	1	662	696	(5)	$243.13	$228.70	6
Offshore	49.9	28.3	76	269	172	56	$185.56	$164.49	13

	213.4	189.7	12	931	868	7	$229.25	$218.49	5
Cost of goods sold	207.7	190.7	9				$223.13	$219.64	2

Gross Margin	$5.7	$(1.0)	n/m				$6.12	$(1.15)	n/m

n/m = not meaningful

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$454.5	$405.4	12
Freight	31.8	35.4	(10)
Transportation and distribution	12.7	11.9	7

	$410.0	$358.1	14

Net Sales
Fertilizer — liquids	$61.5	$79.6	(23)	279	346	(19)	$219.87	$230.63	(5)
Fertilizer — solids	157.4	99.0	59	782	588	33	$201.33	$168.45	20
Feed	88.1	91.9	(4)	414	438	(5)	$213.10	$209.42	2
Industrial	98.1	84.1	17	299	260	15	$328.33	$323.40	2

	405.1	354.6	14	1,774	1,632	9	$228.35	$217.28	5
Miscellaneous	4.9	3.5	40	—	—	—	—	—	—

	$410.0	$358.1	14	1,774	1,632	9	$231.18	$219.44	5

North American	$327.1	$315.8	4	1,331	1,378	(3)	$242.02	$226.74	7
Offshore	82.9	42.3	96	443	254	74	$187.39	$166.26	13

	410.0	358.1	14	1,774	1,632	9	$231.18	$219.44	5
Cost of goods sold	405.2	357.2	13				$228.47	$218.89	4

Gross Margin	$4.8	$0.9	433				$2.71	$0.55	393

      In phosphate, our high quality ore enables us to economically produce specialty products, which are the most stable area of the phosphate business, and our 2004 second-quarter and first-half results proved the effectiveness of this strategy. Industrial products provided $10.1 million gross margin in this year’s second quarter; however, this was partially offset by losses in the other phosphate products, primarily due to higher costs of ammonia and sulfur.

      Phosphate sales increased $22.6 million and net sales increased $23.7 million quarter over quarter. Higher sales volumes and average realized prices of DAP and MAP solid fertilizers favorably impacted net sales by $25.5 million. Approximately 87,000 more tonnes of dry fertilizer phosphates were sold into the offshore market compared to second-quarter 2003, largely driven by strong Latin American demand. The company chose to sell more solid fertilizer offshore to conserve domestic prices, which led to a 5-percent decline in domestic volumes. The second quarter increase in DAP and MAP sales tonnes contributed $16.4 million to the growth in net sales compared to the same period last year. Higher delivered prices for both DAP and MAP favorably impacted net sales by $9.1 million quarter over quarter. On a year-over-year basis, solid fertilizer net sales increased $58.4 million, driven principally by offshore volumes more than tripling and overall realized prices rising by 20 percent. The increase in volumes resulted mainly from the restart of DAP capacity at the White Springs Suwannee River plant during first-quarter 2003.

      Net sales of liquid fertilizers declined $6.8 million from the same quarter last year. With liquid fertilizers oversupplied in the current market, the company deliberately backed away from low-priced sales, resulting in a 16 percent decrease in sales volumes quarter over quarter, but only a 3 percent decline in price. On a year-over-year basis, net sales dropped $18.1 million. The decrease resulted principally from 19 percent lower sales volumes, as (i) dealers purchased in late 2003 for 2004’s spring season and (ii) the company consciously decided to forego unprofitable sales tonnes in the second quarter.

      Net sales of feed declined $0.7 million from last year’s same quarter. Feed sales volumes were flat and prices were down 2 percent. Domestically, competition was heated in a declining market due to additional competitive capacity; however, this was partially counterbalanced by incremental sales realized from Coronet Industries, Inc.’s exit from the feed business. First-half 2004 net sales of feed declined $3.8 million compared to first-half 2003. Sales volumes during the six-month period declined 5 percent as the industry faced decreased demand due to tightening feed formulations and an abundance of meat and bone meal resulting from restricted exports due to BSE and the avian influenza.

      A 12-percent increase in industrial volumes favorably impacted net sales compared to last year’s same quarter, while prices held flat. Year over year, net sales increased by $14.0 million, chiefly due to the closure of a competitive facility and more product being available from the purified acid plant expansion at Aurora that was completed in the first quarter of 2003.

      While overall phosphate prices and volumes were up over the same quarter last year, product costs continued to be a challenge. Costs of goods sold increased 2 percent from second-quarter 2003 and 4 percent from first-half 2003 on a per-tonne basis. Similar to the first three months of the year, the increase in the second quarter resulted primarily from higher raw material costs and higher phosphate operating costs. Quarter over quarter, sulfur costs per tonne increased 3 percent and ammonia costs per tonne increased 8 percent, negatively impacting margins by $0.9 million and $1.6 million, respectively. Phosphate rock costs declined 3 percent from last year’s same quarter and 4 percent from first-half 2003. Year over year, sulfur and ammonia input costs per tonne rose 8 percent and 33 percent, respectively, negatively impacting margins by a total of $17.4 million.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$280.4	$311.0	(10)
Freight	11.6	12.7	(9)
Transportation and distribution	11.4	12.1	(6)

	$257.4	$286.2	(10)

Net Sales
Ammonia	$108.8	$108.0	1	503	517	(3)	$216.22	$208.86	4
Urea	60.8	65.6	(7)	308	343	(10)	$197.18	$191.14	3
Nitrogen Solutions	16.6	28.7	(42)	117	243	(52)	$142.27	$118.36	20
Nitric Acid and Ammonium Nitrate	45.8	40.9	12	376	350	7	$121.92	$116.65	5
Purchased	19.6	37.6	(48)	105	164	(36)	$187.71	$228.70	(18)

	251.6	280.8	(10)	1,409	1,617	(13)	$178.57	$173.65	3
Miscellaneous	5.8	5.4	7	—	—	—	—	—	—

	$257.4	$286.2	(10)	1,409	1,617	(13)	$182.73	$176.99	3

Fertilizer	$109.0	$135.0	(19)	590	791	(25)	$184.90	$170.74	8
Non-fertilizer	148.4	151.2	(2)	819	826	(1)	$181.17	$182.97	(1)

	257.4	286.2	(10)	1,409	1,617	(13)	$182.73	$176.99	3
Cost of goods sold	213.8	223.6	(4)				$151.79	$138.28	10

Gross Margin	$43.6	$62.6	(30)				$30.94	$38.71	(20)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$567.5	$580.5	(2)
Freight	20.5	26.5	(23)
Transportation and distribution	20.4	22.3	(9)

	$526.6	$531.7	(1)

Net Sales
Ammonia	$220.5	$187.0	18	915	950	(4)	$240.79	$196.78	22
Urea	115.8	138.6	(16)	563	761	(26)	$205.62	$182.09	13
Nitrogen Solutions	27.2	49.2	(45)	194	437	(56)	$140.00	$112.85	24
Nitric Acid and Ammonium Nitrate	92.5	79.7	16	732	705	4	$126.50	$112.98	12
Purchased	60.1	67.5	(11)	258	319	(19)	$233.68	$211.47	11

	516.1	522.0	(1)	2,662	3,172	(16)	$193.88	$164.56	18
Miscellaneous	10.5	9.7	8	—	—	—	—	—	—

	$526.6	$531.7	(1)	2,662	3,172	(16)	$197.84	$167.65	18

Fertilizer	$213.3	$236.8	(10)	1,081	1,466	(26)	$197.34	$161.71	22
Non-fertilizer	313.3	294.9	6	1,581	1,706	(7)	$198.18	$172.75	15

	526.6	531.7	(1)	2,662	3,172	(16)	$197.84	$167.65	18
Cost of goods sold	424.8	439.3	(3)				$159.60	$138.52	15

Gross Margin	$101.8	$92.4	10				$38.24	$29.13	31

      Nitrogen gross margin was $43.6 million during the quarter, although this fell short of last year’s second-quarter gross margin by $19.0 million. Overall sales volumes were down 13 percent compared to the second quarter of 2003, due primarily to the decision to keep production shut down at Memphis and Geismar. The continued shutdowns contributed to a 52-percent reduction in US nitrogen solutions sales volumes and a 27-percent decline in US urea volumes compared to last year’s same quarter, negatively impacting net sales by

$14.8 million and $11.7 million, respectively. These volume reductions, however, were partially offset by a rise in realized prices that increased net sales of these products by a total of $5.3 million. During the quarter, Trinidad experienced production problems resulting in some lost tonnage that negatively impacted gross margin by approximately $5.0 million. Trinidad’s ammonia and urea prices increased 4 percent and 5 percent, respectively, favorably impacting net sales by $2.8 million. At our US plants, improved prices for ammonia and urea contributed to net sales growth by $3.3 million. Net sales of purchased products declined by $18.0 million from the same quarter last year, owing to: (i) an 18-percent drop in realized prices largely because of improvements in Black Sea ammonia supply; and (ii) a 36-percent decline in volumes quarter over quarter resulting from the company’s decision to abstain from low margin sales.

      Ammonia prices have historically followed gas prices. When natural gas prices rise, some North American nitrogen production is often forced to shut down. The supply/demand balance then tends to tighten, which often leads to higher nitrogen prices. The company benefits when gas prices are high in North America, as we receive higher prices for our products. Meanwhile, most of our ammonia is produced with low-cost gas in Trinidad, capitalizing on a freight advantage to the large US market. In the last half of 2003, ammonia prices decoupled from natural gas and enjoyed a spike, but the traditional relationship returned by February this year. We entered the first quarter at the crest of the price wave and benefited from record Tampa ammonia prices. This was followed by a price fall of approximately $140 per tonne in the early part of the second quarter. A number of factors contributed to this price fall, including: (i) several North American producers were operating at high rates and restarted US production that had previously been shut down, (ii) increased volumes were experienced from Arab Gulf countries and the former Soviet Union, and (iii) producers sold ammonia in lieu of upgrading to urea due to better margins. As the second quarter progressed, tight North American supply/demand fundamentals once again created a strong pricing environment.

      On a year-to-date basis, we benefited from our ability to produce nitrogen with low-cost gas in Trinidad as ammonia prices achieved record levels in February. Almost 55 percent of this year’s gross margin in nitrogen came from Trinidad, and the remainder came from our US operations, which include our natural gas hedging activities. Markedly higher prices for nitrogen products led to a gross margin increase of 10 percent year over year. Gross margin rose despite a 16-percent reduction in sales tonnes, due predominantly to the decision to keep production shut down at Memphis and Geismar and tonnage outages at Trinidad. The shutdowns were an important factor contributing to a 55-percent reduction in US nitrogen solutions sales volumes, a 39-percent decline in US urea volumes, and a 13-percent decline in US ammonia volumes compared to 2003. These reductions negatively impacted year-to-date net sales by $27.2 million, $36.5 million, and $7.3 million, respectively. Consistent with second-quarter results, the year-to-date decreases in volume were offset in part by realized price growth. Trinidad’s ammonia and urea prices increased 27 percent and 15 percent, respectively, favorably impacting net sales by $39.2 million. Nitric acid and ammonium nitrate net sales increased $12.8 million, $9.0 million of which was caused by improvements in realized prices of 12 percent.

      Costs for nitrogen production continued to move in tandem with natural gas prices. With a greater percentage of production from Trinidad, the company’s overall average gas cost declined 7 percent over last year’s second quarter ($3.09 per MMBtu compared to $3.32). However, higher gas prices in Trinidad and North America raised cost of goods sold by nearly $13.50 per tonne quarter over quarter. On a year-to-date basis, the average unit cost of natural gas in 2004 was $3.39 per MMBtu compared to $3.12 MMBtu in 2003. This increase was a key factor in a 15-percent rise in per-tonne costs year over year. The company’s natural gas hedging activities reflected a gain of $15.3 million for the quarter (2003 — $28.0 million). Year to date, the company has recorded a natural gas hedging gain of $25.8 million (2003 — $55.0 million).

Expenses and Other Income

	Three Months Ended			Six Months Ended
	June 30			June 30

			%			%
Dollars (millions)	2004	2003	Change	2004	2003	Change

Selling and Administrative	$25.4	$23.9	6	$51.6	$47.6	8
Provincial Mining and Other Taxes	29.3	14.8	98	44.4	32.9	35
Provision for Plant Shutdowns	—	—	—	—	2.2	(100)
Provision for PCS Yumbes S.C.M.	5.9	—	—	5.9	—	—
Foreign Exchange (Gain) Loss	(9.9)	22.4	(144)	(18.1)	39.3	(146)
Other Income	9.2	11.9	(23)	16.1	16.4	(2)
Interest Expense	20.9	23.2	(10)	43.0	42.6	1
Income Tax Expense	35.7	20.0	79	60.7	22.1	175

      Selling and administrative expenses increased $1.5 million on a quarter-over-quarter basis and $4.0 million on a year-over-year basis. This increase was primarily due to the recording of $2.1 million in compensation expense relating to stock options during the quarter and $4.1 million year to date. This non-cash expense arose on prospective adoption of a new provision of Canadian GAAP in late 2003. As such, no corresponding amounts were recorded in the first six months of 2003.

      Provincial Mining and Other Taxes increased by $14.5 million on a quarter-over-quarter basis and $11.5 million year over year as a result of an increase in sales volumes, as well as an increase in price and profit per tonne. The second quarter also includes an adjustment of $2.4 million relating to first quarter sales due to the increase in profits per tonne. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. Effective January 2003, the provincial government reduced the profits tax on all incremental sales tonnes above the 2001 and 2002 average of 5.722 million tonnes. In addition, to the extent that net capital spending is greater than 90 percent of 2002 net expenditures, the excess is fully deductible in the current year. These changes have allowed the company to begin expanding capacity at Rocanville. The Saskatchewan divisions and the New Brunswick division also pay a provincial Crown royalty, which is accounted for in cost of goods sold.

      Refer to the section titled “Status of Restructuring Activities” for a discussion of the provision for plant shutdowns and provision for PCS Yumbes S.C.M.

      The company experienced net foreign exchange gains of $9.9 million in second-quarter 2004 compared to net foreign exchange losses of $22.4 million in the same period last year. Of the second quarter’s gain, $3.0 million related to corporate treasury activities and the balance arose primarily from the period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position. The foreign exchange gain increased significantly quarter over quarter and on a year-to-date basis due to the weakening of the Canadian dollar relative to the US dollar at the most recent applicable fiscal quarter-end. As at June 30, 2004, the Canadian dollar was $0.03 weaker than at March 31, 2004 and $0.05 weaker than at December 31, 2003. This compares to the significant strengthening of the Canadian dollar by $0.11 from December 31, 2002 to March 31, 2003 and by $0.22 from December 31, 2002 to June 30, 2003.

      Other income declined $2.7 million from last year’s same quarter due primarily to receipt of nitrogen insurance proceeds of $2.0 million in 2003. This decline was largely offset on a year-to-date basis by equity earnings arising from SQM and the company’s October 2003 investment in Arab Potash Company (“APC”).

      Interest expense decreased $2.3 million quarter over quarter as a result of reduced commercial paper balances outstanding, initiation of interest rate hedging activities in January and February 2004, and a substantial build-up of cash balances through June 2004. Despite the second quarter reduction, interest expense for the first six months of 2004 was flat compared to the same period in 2003. This was mainly due to the company replacing low-cost commercial paper with $250.0 million of 4.875 percent ten-year notes in March 2003 to better align current and long-term assets with variable and fixed rate debt. Weighted average long-term debt outstanding in the second quarter of 2004 was $1,269.6 million (2003 — $1,273.0 million)

with a weighted average interest rate of 6.9 percent (2003 — 6.9 percent). Weighted average long-term debt outstanding for the first six months of 2004 was $1,269.7 million (2003 — $1,189.7 million) with a weighted average interest rate of 6.9 percent (2003 — 7.1 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2004 was 1.3 percent (2003 — 1.5 percent) and for the first six months of 2004 was 1.3 percent (2003 — 1.5 percent).

      The company’s effective consolidated income tax rate for the second quarter and first six months of 2004 approximated 33 percent of income before income taxes. This compares to an effective consolidated income tax rate of approximately 40 percent for the comparable periods in 2003. The decrease in rate is due primarily to the impact of Saskatchewan resource tax incentives, changes to the Canadian federal resource allowance, and the scheduled Canadian federal statutory rate reduction. Notwithstanding the reduction in effective rate, income tax expense increased substantially quarter over quarter and year over year, driven by the rise in operating income levels. For the first six months of 2004, 60 percent of the effective rate pertained to current income taxes and 40 percent related to future income taxes. The increase in the current tax provision from zero percent in 2003 is primarily due to increases in potash operating income in Canada.

Status of Restructuring Activities

Memphis and Geismar Nitrogen Operations — 2003

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The plants have not been re-started since that time.

      The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 million in connection with costs of special termination benefits in the third quarter of 2003. The number of employees terminated as a result of the shutdowns was 187, of which 186 had left the company as of June 30, 2004. The company has made payments relating to the terminations totaling $4.0 million. All remaining workforce reduction costs pertaining to the 187 employees are expected to be paid by December 31, 2004.

      In connection with the shutdowns, management had determined that the carrying amounts of the long-lived assets at the Memphis and Geismar nitrogen facilities were not fully recoverable, and an impairment loss of $101.6 million, equal to the amount by which the carrying amount of the facilities’ asset groups exceeded their respective fair values, was recognized. Of the total impairment charge, $100.6 million related to property, plant and equipment and $1.0 million related to other assets. As part of its review, management also wrote-down certain parts inventories at these plants in the amount of $12.4 million.

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 million and nominal annual expenditures for site security and other maintenance costs. These amounts have not been recorded in the consolidated financial statements as of June 30, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

      No additional costs were incurred in connection with the nitrogen plant shutdowns in the first six months of 2004.

Kinston Phosphate Feed Plant — 2003

      The phosphate feed plant at Kinston, North Carolina ceased operations in the first quarter of 2003. In that quarter, the company recorded $0.6 million for costs of special termination benefits for Kinston employees, $0.3 million for parts inventory write-downs, and $1.3 million for long-lived asset impairment charges. In lieu of full plant closure, the company continued to operate the facility as a warehouse. In the third quarter of 2003, company management determined that the cost of operating Kinston as a stand-alone warehouse was uneconomical. This decision triggered a further review by management of the carrying amounts of the plant’s long-lived assets. As a result of this review, management determined that the carrying amounts of the long-lived assets were not recoverable, and an additional impairment charge of $2.7 million, equal to the amount by which the carrying amount of the plant’s long-lived assets exceeded their fair value, was recognized

      No additional costs were incurred in connection with the phosphate plant shutdown in the first six months of 2004.

PCS Yumbes S.C.M.

          2003

      In November 2003, the company entered into a share purchase agreement with SQM, whereby SQM is to acquire the shares of PCS Yumbes for an aggregate purchase price of $35.0 million, subject to adjustments. Under the terms of the share purchase agreement, and prior to the sale closing, PCS Yumbes will continue to operate the facility and expeditiously liquidate the inventory of nitrates. All other working capital is to be fully realized or discharged (as applicable) by the company prior to the closing. It is expected that closing will occur no later than the end of 2004.

      In 2003, management conducted an assessment of the recoverability of the long-lived assets of the PCS Yumbes operations. As a result of its review, management determined that the carrying amounts of PCS Yumbes’ long-lived assets were not recoverable and recorded an impairment charge of $77.4 million, equal to the amount by which the carrying amount of the asset group exceeded fair value. Of the total impairment charge, $13.0 million related to property, plant and equipment, $63.9 million related to deferred preproduction costs and $0.5 million related to deferred acquisition costs. As part of the review, management also wrote-down certain non-parts inventory by $50.2 million due to the need to liquidate all inventories that would not be transferred to SQM under the agreement.

      The company plans to eliminate all employee positions at PCS Yumbes by December 31, 2004 and has recorded a provision of $1.8 million pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of June 30, 2004, 141 of the employees had left the company. The remaining 83 employees are expected to leave the company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by that date.

      The company had incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The company recorded a provision of $11.1 million in the third quarter of 2003 for these contract termination costs and $0.3 million remained to be paid at June 30, 2004.

          2004

      During the three months ended June 30, 2004, the company recorded an additional writedown of $5.9 million, relating primarily to certain mining machinery and equipment that will not be transferred to SQM under the terms of the agreement and that management plans to sell prior to the end of the year. As of June 30, 2004, the fair value and carrying amount of the machinery and equipment that remains to be sold was $1.5 million. For measurement purposes, fair value was determined in reference to market prices for similar assets.

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

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term Debt (Including Interest)	$1,742.5	$81.8	$572.0	$104.3	$984.4
Operating Leases	515.3	68.3	118.6	87.0	241.4
Purchase Obligations	967.9	123.5	186.7	165.8	491.9
Other Commitments	62.4	18.1	18.8	17.1	8.4
Other Long-term Liabilities	318.0	33.7	43.8	33.8	206.7

Total	$3,606.1	$325.4	$939.9	$408.0	$1,932.8

          Long-term Debt

      Long-term debt consists of $1,250.0 million of notes payable that were issued under our US shelf registration statements, $9.0 million of Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement (described in Note 11 to the 2003 annual consolidated financial statements) and other commitments of $4.5 million payable over the next five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. Neither the Industrial Revenue and Pollution Control Obligations nor the other long-term debt instruments are subject to any financial test covenants but each is subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for acceleration of other debt of $25.0 million or more. Non-compliance with any of the above covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at June 30, 2004. Commencing this quarter, the commitments included in the above table include our scheduled interest payments on fixed and variable rate long-term debt. The contractual obligations and other commitments table in our previous Quarterly Reports on Form 10-Q excluded interest. Interest on variable rate debt is based on prevailing interest rates. Except as described below, there have been no significant changes to long-term debt during the first two quarters of 2004.

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

      The most significant operating leases consist primarily of three items. The first is our lease of railcars used to transport finished goods and raw materials. These leases extend to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad. During the quarter, two of the vessel agreements were extended until 2016.

          Purchase Obligations

      We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities, and certain prices are based on market rates at the time of delivery. The commitments included in the above table are based on contract prices.

      Our Trinidad subsidiaries have entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities.

      We also have a long-term agreement through 2010 for the purchase of phosphate rock used at our Geismar facility. This agreement sets base prices (less volume discounts) through December 2004. The commitments included in the above table are based on the expected purchase quantity and the set base prices (less applicable discounts).

          Other Commitments

      Other operating commitments consist of amounts relating to an acid storage agreement that is in effect until 2004, our Rocanville expansion and compactor upgrade project through 2005, contracts to purchase limestone that run through 2007 and various rail freight contracts, the latest of which expire in 2010.

          Other Long-term Liabilities

      Other long-term liabilities consist primarily of accrued post-retirement/post-employment benefits and accrued reclamation costs.

          Capital Expenditures

      During 2004, we expect to incur capital expenditures of approximately $115.0 million for opportunity capital and approximately $90.0 million for sustaining capital. The most significant single project relates to the expansion and increase of granular potash production capacity at Rocanville.

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

Sources and Uses of Cash

      The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
Dollars (millions)	2004	2003	2004	2003

Cash Provided by Operating Activities	$178.2	$67.0	$312.5	$111.0
Cash Used in Investing Activities	$(24.2)	$(29.4)	$(39.8)	$(54.7)
Cash Provided by (Used in) Financing Activities	$41.3	$(45.8)	$(70.9)	$(17.3)

      The following table presents summarized working capital information as at June 30, 2004 compared to December 31, 2003:

	June 30,	December 31,
Dollars (millions) except ratio amounts	2004	2003

Current Assets	$909.1	$733.9
Current Liabilities	$(519.7)	$(557.8)
Working Capital	$389.4	$176.1
Current Ratio	1.75	1.32

      PotashCorp’s principal sources of funds include cash generated from our operations, short-term borrowings against our line of credit and commercial paper program, and long-term debt issued under our US shelf registration statements and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends, and interest and principal payments on our debt securities.

      Cash provided by operating activities was $178.2 million, up $111.2 million from the second quarter last year. Stronger gross margin in potash ($121.4 million as compared to $60.7 million) driven by higher prices and record volumes contributed significantly to the upsurge in the quarter. In addition, working capital requirements were lower by $32.3 million, largely due to lower inventory and prepaid freight, transportation and distribution levels resulting from a high volume of potash shipments. Strong first-half 2004 potash margins were a key factor in a $201.5 million increase in cash provided by operating activities compared to the same period last year. In addition, working capital requirements were $134.1 million lower, principally due to the collection of higher receivable amounts outstanding at December 31, 2003 compared to December 31, 2002, lower potash inventory levels, and improvements in phosphate work in process and feed inventory management. Our customer credit policies have remained substantially consistent with 2003.

      Cash used in investing activities declined $5.2 million quarter over quarter and $14.9 million year over year. Additions to property, plant and equipment and dividends received from equity investees remained flat compared to the same periods last year. Cash outlays in connection with other assets declined primarily due to lower spending during second-quarter and first-half 2004, changes in long-term inventory balances, and the fact that first-half 2003 included issuance costs associated with a $250.0 million offering of 4.875 notes due in 2013.

      Cash provided by financing activities during the quarter was $41.3 million, an increase of $87.1 million compared to the same quarter last year. The principal reasons for the change relate to the exercise of stock options as our share price appreciated during the quarter, and a $66.3 million change in commercial paper balances as part of our cash and debt management program. Year over year, cash used in financing activities increased $53.6 million. In March 2003, we issued $250.0 million of notes under our US shelf registration statement. The net proceeds from the notes were used to make short-term debt repayments of $208.8 million in that quarter and $241.6 million in the first half of 2003. Additionally, the company paid down short-term debt by $84.8 million in the first six months of 2004 using cash generated from operations. The company has historically paid quarterly dividends to shareholders, and such payments were made in the first and second quarters of each of 2004 and 2003 at a rate of $0.25 per share. Cash received from share issuances (largely from the exercise of stock options) contributed $41.4 million in financing activities, compared to $0.9 million in the first six months of 2003. The company’s NYSE share price at June 30, 2004 was $96.90 (2003 — $64.00) compared to $86.48 at December 31, 2003 (2002 — $63.59).

      As noted in the section titled “Subsequent Events”, the company announced a 20-percent increase in its quarterly cash dividend subsequent to June 30, 2004. Based on the current number of common shares issued and outstanding, this increase equates to approximately $2.7 million per quarter, and is effective commencing with the dividend declared by the Board of Directors on July 21, 2004.

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

Debt Instruments

	Dollars (millions)

	Total	Amount Outstanding	Amount Available
	Amount	at June 30, 2004	at June 30, 2004

Syndicated Credit Facility	$750.0	$—	$658.6
Line of Credit	75.0	3.3	57.0
Commercial Paper	500.0	91.4	408.6
US Shelf Registration	2,000.0	1,250.0	750.0

      PotashCorp has a syndicated credit facility, renewable annually, which provides for unsecured advances. During third-quarter 2003, it was increased to $750.0 million from $650.0 million. The amount available is the total committed amount less direct borrowings and commercial paper outstanding. The line of credit is also renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which the company must comply at each quarter-end. Principal covenants under the credit facility and line of credit require debt to capital of less than or equal to 0.55:1, long-term debt to EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries less than $590.0 million. The line of credit is also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and termination of the line of credit. The company was in compliance with all covenants as at June 30, 2004.

      We also have a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on our rating by Dominion Bond Rating Service (“DBRS”) and conditions in the money markets. PotashCorp’s commercial paper continues to be rated by DBRS as R1 low, which should allow unrestricted access to the money markets. Our other ratings did not change from December 31, 2003 (Moody’s: Baa2, with a positive outlook; Standard and Poor’s: BBB+).

      We have a US shelf registration statement under which we may issue up to an additional $750.0 million in unsecured debt securities.

      At the end of June 2004, our weighted average cost of capital was 8.2 percent (2003 — 6.7 percent), of which 22 percent represented debt and 78 percent equity. The increase was principally due to a shift in mix to equity — which carries a higher cost than debt — as the stock price closed 51-percent higher this quarter-end compared to last.

Off-Balance Sheet Arrangements

      In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our Consolidated Statement of Financial Position or are recorded on our Consolidated Statement of Financial Position in amounts that differ from the full contract amounts. Principal off-balance sheet activities we undertake include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. These types of arrangements are discussed below.

Guarantee Contracts

      The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) related to certain subsidiaries have been directly guaranteed by the company under agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $88.4 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At June 30, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt and cash margin requirements of approximately $24.7 to maintain derivatives, which are included in accounts payable and accrued charges.

      Refer to Note 29 of our 2003 Annual Report for a description of other guarantees relating to the company. There have been no significant changes to these guarantees during the first six months of 2004, other than the annual automatic renewal of the letter of credit posted by the company in respect of the Province of Saskatchewan’s potash decommissioning and reclamation financial assurance requirements.

Derivative Instruments

      Under Canadian GAAP, the company does not record the fair value of derivatives designated (and qualifying) as effective hedges on its Consolidated Statement of Financial Position.

      The company has designated its natural gas derivative instruments as cash flow hedges. The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. In addition to physical spot and term purchases, PotashCorp employs futures, swaps and option agreements to manage the cost on a portion of our natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. By policy, except as specifically permitted by the company’s Gas Policy Advisory Committee, the maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes. The fair value of the company’s gas hedging contracts at June 30, 2004 was $77.1 million. The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. In January and February 2004, the company entered into interest rate swap agreements with total notional amounts of $300.0 million, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on six-month US dollar LIBOR. The fair value of the swaps outstanding at June 30, 2004 was a liability of $12.6 million.

      Refer to Note 27 of our 2003 Annual Report for detailed information regarding the nature of our financial instruments. Other than as described above, there have been no significant changes to these instruments during the first two quarters of 2004.

Long-term Fixed Price Contracts

      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Contractual Obligations and Other Commitments.”

OUTSTANDING SHARE DATA

      The company had, at June 30, 2004, 53,723,105 common shares issued and outstanding, compared to 53,112,216 common shares issued and outstanding at December 31, 2003. At June 30, 2004, there were 4,795,272 options to purchase common shares outstanding, as compared to 5,438,011 at December 31, 2003.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2004 were $111.8 million (2003 — $78.1 million). On a year-to-date basis, these sales were $184.4 million (2003 — $141.8 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

      In connection with entering into the option agreement with SQM in 2003, PCS Yumbes has agreed to purchase potash from SQM at a negotiated price that approximates market value. In addition, PCS Yumbes has agreed to sell to SQM all of its potassium nitrate production at a negotiated price that approximates market value. Both agreements are in effect until no later than December 31, 2004. Potash purchases from SQM for the quarter were $1.5 million (2003 — $2.5 million). On a year-to-date basis, these purchases were $4.7 million (2003 — $2.7 million). Potassium nitrate sales to SQM for the quarter were $5.5 million (2003 — $4.9 million). On a year-to-date basis, these sales were $14.1 million (2003 — $9.9 million). All transactions with SQM are settled on normal trade terms.

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

      The accounting policies used in preparing the unaudited interim consolidated financial statements are consistent with those used in the preparation of the 2003 annual consolidated financial statements, except as disclosed in Note 2 to the unaudited interim consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

      In 2003, the company approved plans to restructure certain operations. Those plans required significant estimates to be made of: (i) the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows, and (ii) employee termination, contract termination and other exit costs. Because restructuring activities are complex processes that can take several months to complete, they involve periodically reassessing estimates. Refer to Note 5 and Note 6 to the unaudited interim consolidated financial statements for management’s current estimate assessments.

      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as Variable Interest Entities (“VIEs”)) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46 was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption. In Canada, Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities” has harmonized with FIN No. 46. The CICA has recently issued a draft guideline of proposed amendments to AcG-15 in an effort to clarify certain issues. The amended guideline is expected to be effective for all annual and interim periods beginning on or after November 1, 2004. The company is currently reviewing the proposed changes to the guideline to determine the potential impact, if any, on its consolidated financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” related to multiple element revenue arrangements. The changes noted in SAB No. 104 did not have a material impact on the company’s consolidated financial statements.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At this point, the company’s analysis regarding the impact of the legislation is preliminary, as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, the company expects that the legislation will eventually reduce its costs for some of its programs, and some of the company’s retiree medical plans may need to be modified in order to qualify for beneficial treatment. In May 2004, FASB Staff Position No. 106-2 was issued to provide additional guidance on the accounting for the effects of the Act. The company does not expect the legislation to have a significant impact on its consolidated financial statements.

      In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The company has determined that its practices are substantially consistent with the application guidance of EITF Issue No. 03-1; therefore, adoption is not expected to have a significant impact on its consolidated financial statements.

      In March 2004, the FASB issued an exposure draft, “Share-Based Payment — an amendment of Statements No. 123 and 95” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposal would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposal would be applied prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value-based method of accounting. The company is currently reviewing the proposal to determine the potential impact, if any, on its consolidated financial statements.

      In June 2004, the FASB issued an exposure draft of a proposed Statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current US GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to remeasure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005.

      In June and July, 2004, the CICA approved re-exposure drafts of proposed Section 3855, “Financial Instruments — Recognition and Measurement”, and Section 3865, “Hedges”. The CICA has confirmed that mandatory implementation of standards developed from the re-exposure drafts will be for interim and annual financial statements relating to years commencing on or after October 1, 2005. The CICA has also approved, subject to written ballot, a proposed new Section 1530, “Comprehensive Income”. Companies will not be permitted to apply Section 1530 until Sections 3855 and 3865 are finalized. The re-exposure drafts are intended to increase harmonization with US GAAP.

      In July 2004, the EITF discussed Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”. This issue addresses whether post-production stripping costs should be expensed, deferred and amortized, or capitalized as inventory costs. Diversity in practice has arisen because these stripping costs may benefit both current period production (because removal of the waste is necessary to extract the material mined in the current period), as well as benefiting future periods (because the costs facilitate access to additional minerals to be mined in the future). The EITF discussed various views and did not reach a consensus. It has asked the mining industry working group to further develop the views and make a recommendation.

      In July 2004, the CICA proposed, subject to comments received following exposure, to amend Section 3500, “Earnings per Share”, to conform to recent corresponding amendments proposed by the FASB and to those adopted by the International Accounting Standards Board. The CICA expects to issue its proposals in the fourth quarter of 2004 with an effective date for interim and annual periods relating to fiscal years beginning on or after January 1, 2005.

RISK MANAGEMENT

      An important part of PotashCorp’s strategic planning process is understanding and managing risk. Our approach to this responsibility begins with our identification and analysis of the specific risks we face. We then rank them in order of importance, according to the combination of their likelihood of occurring and the significance of the consequences, and determine the most effective ways to manage them. Tier I risks are ranked the highest with Tier II considered less likely and/or with less consequence.

      In 2002, management reported to the Board of Directors on our most significant risks, our risk response options and our risk administration. In 2003, we updated the Board of Directors on the progress made on those risks, and reported on the next tier of risks. Refer to our 2003 Annual Report for detailed information regarding management’s assessments of the company’s Tier I and Tier II risks. The identification and management of risk is an ongoing process because circumstances change and risks change with them. There have been no significant changes to management’s assessments during the first six months of 2004.

SUBSEQUENT EVENTS

      On July 21, 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis. The stock split is to be effected in the form of a stock dividend of one additional common share for each share owned by shareholders of record at the close of business on August 11, 2004. The company’s common shares are expected to commence trading on a split basis on August 9, 2004 on the Toronto Stock Exchange and August 18, 2004 on the New York Stock Exchange. All equity-based benefit plans will be adjusted to reflect the issuance of additional shares or options due to the declaration of the stock split. All share and per-share data for future periods will reflect the stock split.

      On July 21, 2004, PCS’s Board of Directors also declared a quarterly cash dividend of US $0.15 per common share (on a post-split basis) payable November 15, 2004 to shareholders of record at the close of business on October 25, 2004. This amount represents a 20-percent increase in the company’s quarterly cash dividend.

OUTLOOK

      Market fundamentals for the second half of 2004 continue to look favorable. Inventories of all three nutrients are extremely tight. According to The Fertilizer Institute, DAP inventories are 31 percent below the five-year average; urea inventories are 56 percent lower; and potash 41 percent lower. The company’s potash inventory alone was 31 percent below June 2003 levels. These low inventories are occurring at a time of strong demand, creating excellent fundamentals for fertilizer producers.

      The outlook for potash is bullish, with demand driven by Brazil, China and other Asian countries. In this environment, the upward pricing trend should continue. In fact, June offshore netbacks were approximately $12 per tonne higher than the second quarter average, and as the company continues to realize the full impact of the price increases negotiated earlier in the year, netbacks are anticipated to move even higher. While freight rates started to edge up in some markets in late June, they remain unpredictable. In 2003, PotashCorp produced 7.1 million tonnes KCl. Apart from the previously announced Rocanville expansion, we believe we can bring on 2.5 million tonnes of our excess capacity in short order with little or no new capital expense. We also believe an additional 2.5 million tonnes could be brought on stream with an investment over several years, previously estimated to approximate $300 million. The company is continuing its assessment of the capital investment required to bring on this additional tonnage.

      Similar to potash, nitrogen is coming out of the second quarter with momentum. Ammonia netbacks at the end of June were over $20 per tonne higher than the second quarter average and July pricing is continuing to move upward. US natural gas prices are projected to remain high, which should deter the restart of US capacity and could lead to additional shutdowns. New competitive production from Trinidad is expected to hit the market late in the third quarter, however that will likely be balanced by summer turnarounds and expected strong demand. In the international market, urea demand, especially in Latin America, continues to grow as a result of high global commodity prices.

      From July to December 2004, PotashCorp has approximately 90 percent of its gas hedged in the range of $3.20 per MMBtu. At current prices, the value of that hedge is approximately $22.0 million. The company is also expanding its Trinidad ammonia capacity by 132,000 tonnes at a total cost of approximately $30.0 million. More than half of this additional capacity is expected to come on stream in the first quarter of 2005, with the remainder available in the third quarter of 2005.

      Late in the second quarter, a surge in solid fertilizer demand emptied phosphate inventories in Florida that could provide some momentum and a modest recovery for the second half. The company is anticipating the most improvement in the feed business with projected price increases and lower raw material costs. The industrial business is expected to remain the top performer in the phosphate product line.

      Given the positive industry fundamentals, the company is now expecting its 2004 earnings to be in the range of $4.25 to $4.75 per share. This assumes a flat Canadian dollar exchange rate of 1.2924, which was the rate in effect at December 31, 2003. These earnings would generate cash from operating activities of $500 million to $530 million. Third-quarter earnings are expected to be in the range of $1.00 to $1.20 per share, assuming the same flat Canadian dollar exchange rate. In the current trading range of the Canadian dollar relative to the US dollar, a $0.01 change in the Canadian dollar is expected to have an approximate $0.03 impact on earnings per share in respect of unrealized foreign exchange translation gains/losses.

      Projected capital expenditures for 2004 are unchanged at approximately $205.0 million, including the expansion at Trinidad. Depreciation and amortization will likely approximate $230.0 million for the year, up from the original guidance of $220.0 million due to additional depreciation for the potash operations as production is expected to be higher than originally forecast.

      PotashCorp’s overall effective income tax rate is still expected to approximate 33 percent for the year; however, the current/future split is now expected to be 60/40 rather than 40/60 as a result of higher-than-expected earnings from the potash division. Provincial mining and other taxes should approximate 21 percent of total potash gross margin for the rest of the year.

FORWARD LOOKING STATEMENTS

      Certain statements in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after June 30, 2004, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2004, our estimated derivative commodity instruments market risk exposure was $26.5 million (2003 — $24.5 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2004 through 2009, will generally relate to changes in the spot price of anticipated natural gas purchases.

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

      As at June 30, 2004, we had entered into forward exchange contracts to sell US dollars and receive Canadian dollars in the notional amount of $77.5 million (2003 — $38.0 million) at an average exchange rate of 1.3904 (2003 — 1.3880). Expected maturity dates for all forward contracts are within fiscal 2004.

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

      As at June 30, 2004, our short-term debt (comprised of commercial paper) was $91.4 million, our current portion of long-term debt was $1.3 million and our long-term debt was $1,268.1 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. In January and February 2004, we entered into contracts that exchanged a notional amount of $300.0 million of our 7.75 percent fixed rate notes into floating rate debt based on six-month US LIBOR rates.

      One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings and cash flow resulting from a hypothetical 10-percent change in interest rates across interest rate sensitive maturities. Under this model, it is estimated that, all else constant, such a change would not materially impact our 2004 net earnings or cash flows based on the same level of borrowing. If interest rates changed significantly, management would likely take actions to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES

      As of June 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Nitrochem

      On May 1, 2003, Nitrochem Distribution, Ltd. (“Nitrochem”) filed an action in U.S. District Court for the Southern District of New York against our subsidiary, PCS Sales (USA), Inc. (“Sales (USA)”). Nitrochem alleged that Sales (USA) entered into a contract for ammonia in 2001 that contained an automatic renewal provision for 2002. Nitrochem further alleged that Sales (USA) failed to take delivery of a specified amount of ammonia in 2002. Sales (USA) denied all of Nitrochem’s substantive allegations. Nitrochem was seeking damages in the amount of $12 million. The matter proceeded to trial on March 31 and April 1, 2004. On May 3, 2004 a judgment was issued declaring that Sales (USA) had no contractual obligation to purchase ammonia from Nitrochem in 2002 and denying Nitrochem’s claim for breach of contract. Nitrochem has appealed the judgment.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 6, 2004, the company held an annual meeting (the “Meeting”) of its shareholders.

(b)	At the Meeting, the company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	WITHHELD

Frederick J. Blesi	43,625,448	808,283
William J. Doyle	43,668,169	765,562
John W. Estey	43,625,130	808,601
Wade Fetzer III	43,666,340	767,391
Dallas J. Howe	43,040,188	1,393,543
Alice D. Laberge	43,667,379	766,352
Jeffrey J. McCaig	37,349,883	7,083,848
Mary Mogford	43,601,001	832,730
Paul J. Schoenhals	43,668,429	765,302
E. Robert Stromberg, Q.C.	42,803,250	1,630,481
Jack G. Vicq	43,669,175	764,556
Elena Viyella de Paliza	43,625,588	808,143

(c)	The company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the company’s auditors, to hold office until the next annual meeting of the company’s shareholders; the results of the vote were: 43,428,274 shares for, 246,509 shares against and 757,216 shares withheld.

(d)	In addition, at the Meeting, the shareholders voted on the shareholder proposal included as Appendix C in the Management Proxy Circular dated March 11, 2004. The results of the vote were: 4,433,060 shares for, 34,227,653 shares against and 4,066,609 shares withheld.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(d)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(e)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(f)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(g)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

Exhibit
Number	Description of Document

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.

10(jj)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

      None filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 5, 2004

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

August 5, 2004

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

Exhibit
Number	Description of Document

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.

10(jj)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.