Form 10-Q
period 2004-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2004-11-05
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     As at October 31, 2004, Potash Corporation of Saskatchewan Inc. had 109,541,346 Common Shares outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars except share amounts)

	September 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$380.7	$4.7
Accounts receivable	312.5	305.0
Inventories (Note 3)	369.8	395.2
Prepaid expenses	40.6	29.0

	1,103.6	733.9

Property, plant and equipment	3,053.2	3,108.1
Other assets	611.8	628.3
Goodwill	97.0	97.0

	$4,865.6	$4,567.3

Liabilities
Current liabilities
Short-term debt	$94.9	$176.2
Accounts payable and accrued charges	476.4	380.3
Current portion of long-term debt	1.3	1.3

	572.6	557.8

Long-term debt	1,267.9	1,268.6
Future income tax liability	503.4	484.2
Accrued post-retirement/post-employment benefits	195.4	194.5
Accrued environmental costs and asset retirement obligations	84.0	81.3
Other non-current liabilities and deferred credits	5.2	7.1

	2,628.5	2,593.5

Shareholders’ Equity
Share capital (Note 5)	1,345.4	1,245.8
Unlimited authorization of common shares without par value; Issued and outstanding 109,065,096 and 106,224,432 at September 30, 2004 and December 31, 2003, respectively
Contributed surplus	273.6	265.2
Retained earnings	618.1	462.8

	2,237.1	1,973.8

	$4,865.6	$4,567.3

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Operations and Retained Earnings

(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003

Sales	$815.7	$674.6	$2,377.8	$2,081.4
Less: Freight	51.2	55.9	178.2	180.8
Transportation and distribution	23.6	28.3	77.9	78.8
Cost of goods sold	551.5	505.9	1,637.6	1,533.9

Gross Margin	189.4	84.5	484.1	287.9

Selling and administrative	32.2	24.2	83.8	71.8
Provincial mining and other taxes	23.1	12.2	67.5	45.1
Provision for plant shutdowns (Note 6)	—	121.5	—	123.7
Provision for PCS Yumbes S.C.M. (Note 7)	—	140.5	5.9	140.5
Foreign exchange loss	20.1	2.2	2.0	41.5
Other income	(19.1)	(5.2)	(35.2)	(21.6)

	56.3	295.4	124.0	401.0

Operating Income (Loss)	133.1	(210.9)	360.1	(113.1)
Interest Expense	20.8	24.6	63.8	67.2

Income (Loss) Before Income Taxes	112.3	(235.5)	296.3	(180.3)
Income Taxes (Note 8)	37.1	(49.6)	97.8	(27.5)

Net Income (Loss)	$75.2	$(185.9)	198.5	(152.8)

Retained Earnings, Beginning of Period			462.8	641.4
Dividends			(43.2)	(39.1)

Retained Earnings, End of Period			$618.1	$449.5

Net Income (Loss) Per Share (Notes 5 and 9)
Basic	$0.69	$(1.78)	$1.85	$(1.47)
Diluted	$0.68	$(1.78)	$1.82	$(1.47)

Dividends Per Share	$0.15	$0.13	$0.40	$0.38

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003

Operating Activities
Net income (loss)	$75.2	$(185.9)	$198.5	$(152.8)

Items not affecting cash
Depreciation and amortization	55.6	53.9	179.2	172.9
Stock-based compensation	2.8	—	8.4	—
(Gain) loss on disposal of property, plant and equipment	(0.3)	—	(0.6)	0.3
Foreign exchange on future income tax	13.6	1.2	5.8	26.3
Provision for future income tax	9.9	(49.6)	34.2	(27.5)
Share of earnings of equity investees	(12.0)	(2.3)	(19.7)	(7.2)
Provision for plant shutdowns	—	118.3	—	118.3
Provision for PCS Yumbes S.C.M.	—	127.6	5.9	127.6
Provision for post-retirement/post-employment benefits	(5.7)	2.2	0.9	11.3
Accrued environmental costs and asset retirement obligations	0.8	—	2.7	1.1
Other non-current liabilities and deferred credits	0.7	0.2	(1.9)	0.7

Subtotal of items not affecting cash	65.4	251.5	214.9	423.8

Changes in non-cash operating working capital
Accounts receivable	(18.7)	10.4	(9.1)	(25.1)
Inventories	13.4	20.7	16.5	(31.2)
Prepaid expenses	(18.5)	8.3	(11.6)	9.5
Accounts payable and accrued charges	39.0	22.6	30.9	27.8
Current income taxes	12.8	0.8	41.0	(12.6)

Subtotal of changes in non-cash operating working capital	28.0	62.8	67.7	(31.6)

Cash provided by operating activities	168.6	128.4	481.1	239.4

Investing Activities
Additions to property, plant and equipment	(43.9)	(33.4)	(93.3)	(81.3)
Proceeds from disposal of property, plant and equipment	0.5	—	1.2	—
Dividends received from equity investees	—	—	4.6	4.0
Other assets	0.3	(3.9)	4.6	(14.7)

Cash used in investing activities	(43.1)	(37.3)	(82.9)	(92.0)

Cash before financing activities	125.5	91.1	398.2	147.4

Financing Activities
Proceeds from long-term debt	—	—	—	250.0
Repayment of long-term debt	(0.2)	(0.3)	(0.7)	(0.8)
Proceeds from (repayment of) short-term debt	3.5	(88.0)	(81.3)	(329.6)
Dividends	(12.8)	(13.0)	(39.8)	(39.1)
Issuance of shares	58.2	4.6	99.6	5.5

Cash provided by (used in) financing activities	48.7	(96.7)	(22.2)	(114.0)

Increase (Decrease) in Cash and Cash Equivalents	174.2	(5.6)	376.0	33.4
Cash and Cash Equivalents, Beginning of Period	206.5	63.5	4.7	24.5

Cash and Cash Equivalents, End of Period	$380.7	$57.9	$380.7	$57.9

Supplemental cash flow disclosure
Interest paid	$11.4	$6.9	$55.0	$46.3
Income taxes paid	$6.8	$3.5	$22.1	$23.6

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

(in millions of US dollars except share and per-share amounts)
(unaudited)

1.   Significant Accounting Policies

Basis of Presentation

      With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 16. The accounting policies used in preparing these interim consolidated financial statements are consistent with those used in the preparation of the 2003 annual consolidated financial statements, except as disclosed in Note 2.

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

      In 2003, the company approved plans to restructure certain operations. Those plans required significant estimates to be made of: (i) the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows, and (ii) employee termination, contract termination and other exit costs. Because restructuring activities are complex processes that can take several months to complete, they involve periodically reassessing estimates. As a result, the company may have to change originally reported estimates as actual payments are made or activities are completed. Please refer to Note 6 and Note 7.

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its principal operating subsidiaries:

     — PCS Sales (Canada) Inc.

          — PCS Joint Venture, L.P.
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc.
     — PCS Nitrogen, Inc.
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Yumbes S.C.M. (“PCS Yumbes”)
     — PCS Fosfatos do Brasil Ltda.

Recent Accounting Pronouncements

      In June 2003, the Canadian Institute of Chartered Accountants (“CICA”) issued Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized with US GAAP and provides guidance for applying the principles in CICA Section 1590, “Subsidiaries” to those entities

(defined as Variable Interest Entities (“VIEs”)) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The CICA has recently amended AcG-15 in an effort to clarify certain issues. The amended guideline is effective for all annual and interim periods beginning on or after November 1, 2004. The company does not expect application of the guideline to have a material impact on its consolidated financial statements.

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

      In October 2004, the CICA decided to defer the mandatory effective date of proposed Section 1530, “Comprehensive Income”, proposed Section 3855, “Financial Instruments — Recognition and Measurement” and proposed Section 3865, “Hedges”, by one year, in order to allow adequate time for implementation. The guidance will now apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The CICA expects to issue the new pronouncements in the first quarter of 2005.

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

3.   Inventories

	September 30,	December 31,
	2004	2003

	(unaudited)
Finished product	$157.9	$160.7
Materials and supplies	106.9	108.0
Raw materials	39.8	54.1
Work in process	65.2	72.4

	$369.8	$395.2

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

      In October 2004, the company terminated the interest rate swap contracts referred to above for cash proceeds of $3.0 and a gain of $0.8. Hedge accounting has been discontinued prospectively and the associated gain will be recognized in income over the remaining term of the debt in the same periods as the corresponding interest expense.

5.   Share Capital

      On July 21, 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis. The stock split was effected in the form of a stock dividend of one additional common share for each share owned by shareholders of record at the close of business on August 11, 2004. The company’s common shares commenced trading on a split basis on August 9, 2004 on the Toronto Stock Exchange and August 18, 2004 on the New York Stock Exchange. All equity-based benefit plans have been adjusted to reflect the stock split. All share and per-share data have been adjusted to reflect the stock split effective with third quarter 2004 reporting. Information on an adjusted basis, showing the impact of this split for the first two quarters of 2004, and by quarter and total year for 2003 and 2002 follows.

	First	Second	Third	Fourth
Quarterly Data (Post Split Basis)	Quarter	Quarter	Quarter	Quarter	Year

Basic net income (loss) per share
2004	$0.48	$0.68
2003	$0.03	$0.29	$(1.78)	$0.25	$(1.21)
2002	$0.12	$0.11	$0.14	$0.14	$0.52
Diluted net income (loss) per share
2004	$0.47	$0.67
2003	$0.03	$0.29	$(1.78)	$0.25	$(1.21)
2002	$0.12	$0.11	$0.14	$0.14	$0.51

      Net income (loss) per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

6.   Provision for Plant Shutdowns

Memphis and Geismar Nitrogen Operations — 2003

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The plants have not been re-started since that time.

      The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 in connection with costs of special termination benefits in the third quarter of 2003. The number of employees terminated as a result of the shutdowns was 187, of which 186 had left the company as of September 30, 2004. The company has made payments relating to the terminations totaling $4.2. All remaining workforce reduction costs pertaining to the 187 employees are expected to be paid by December 31, 2004.

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

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 and nominal annual expenditures for site security and other maintenance costs. The other shutdown-related costs have not been recorded in the consolidated financial statements as of September 30, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

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

      The Kinston property was sold in the third quarter of 2004 for nominal proceeds. There was no significant gain or loss on sale. No additional costs were incurred in connection with the plant shutdowns in the first half of 2004. The following table summarizes, by reportable segment, the total amount of costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

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

      The following table summarizes, by reportable segment, the costs accrued as of September 30, 2004 in connection with the plant shutdowns described above:

	Accrued		Accrued
	Balance		Balance
	December 31,	Cash	September 30,
	2003	Payments	2004

Nitrogen Segment
Employee termination and related benefits	$2.1	$(1.5)	$0.6

Phosphate Segment
Employee termination and related benefits	0.5	(0.2)	0.3

	$2.6	$(1.7)	$0.9

      The accrued balance is included in accounts payable and accrued charges in the Consolidated Statement of Financial Position as of September 30, 2004.

7.   Provision for PCS Yumbes S.C.M.

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

      The company plans to eliminate all employee positions at PCS Yumbes by December 31, 2004 and has recorded a provision of $1.8 pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of September 30, 2004, 148 of the employees had left the company. The remaining 76 employees are expected to leave the company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by that date.

      The company had incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The company recorded a provision of $11.1 in the third quarter of 2003 for these contract termination costs and $0.1 remained to be paid at September 30, 2004.

2004

      During the second quarter of 2004, the company recorded an additional writedown of $5.9, relating primarily to certain mining machinery and equipment that will not be transferred to SQM under the terms of the agreement and that management plans to sell prior to the end of the year. As of September 30, 2004, the fair value and carrying amount of the machinery and equipment that remains to be sold was $1.1. For measurement purposes, fair value was determined in reference to market prices for similar assets.

      The following table summarizes the total amount of costs incurred for the nine month period ended September 30, 2004, the total amount of costs incurred to date and the total costs expected to be incurred in connection with PCS Yumbes:

	Cumulative Costs	Costs	Cumulative	Total Costs
	Incurred to	Incurred to	Costs	Expected
	December 31,	September 30,	Incurred to	to be
	2003	2004	Date	Incurred

Potash Segment
Contract termination costs	$11.1	$—	$11.1	$11.1
Employee termination and related benefits	1.8	—	1.8	1.8
Writedown of non-parts inventory	50.2	—	50.2	50.2
Asset impairment charges	77.4	5.9	83.3	83.3

	$140.5	$5.9	$146.4	$146.4

      The following table summarizes the costs accrued as of September 30, 2004 in connection with PCS Yumbes as described above:

	Accrued	Costs	Cash		Accrued
	Balance	Incurred to	Payments		Balance
	December 31,	September 30,	and	Non-cash	September 30,
	2003	2004	Adjustments	Settlements	2004

Potash Segment
Contract termination costs	$0.6	$—	$(0.5)	$—	$0.1
Employee termination and related benefits	1.2	—	(0.5)	—	0.7
Asset impairment charges	—	5.9	—	(5.9)	—

	$1.8	$5.9	$(1.0)	$(5.9)	$0.8

      The accrued balance is included in accounts payable and accrued charges in the Consolidated Statement of Financial Position as of September 30, 2004.

8.   Income Taxes

      The company’s consolidated income tax rate for the three month and nine month periods ended September 30, 2004 approximates 33 percent (2003 — 40 percent, exclusive of the charges relating to PCS Yumbes as described in Note 7). The decrease in rate is due primarily to the impact of Saskatchewan resource tax incentives, changes to the Canadian federal resource allowance, and the scheduled Canadian federal statutory rate reduction.

9.   Net Income (Loss) Per Share

      Basic net income (loss) per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2004 of 108,232,000 (2003 — 104,258,000). Basic net income (loss) per share for the year to date is calculated on the weighted average shares issued and outstanding for the nine months ended September 30, 2004 of 107,325,000 (2003 — 104,212,000).

      Diluted net income (loss) per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period. For periods in which there was a loss attributable to common shares, stock options with exercise prices at or below the average market price for the period were excluded for the calculations of diluted net loss per share, as inclusion of these securities would have been anti-dilutive to the net loss per share. Weighted average shares outstanding for the diluted net income (loss) per share calculation for the quarter were 111,174,000 (2003 — 104,258,000) and for the year to date were 109,340,000 (2003 — 104,212,000).

10. Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market prices.

	Three Months Ended September 30, 2004

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$251.8	$257.7	$306.2	$—	$815.7
Freight	23.0	19.7	8.5	—	51.2
Transportation and distribution	5.6	8.8	9.2	—	23.6
Net sales — third party	223.2	229.2	288.5	—
Cost of goods sold	102.4	228.6	220.5	—	551.5
Gross Margin	120.8	0.6	68.0	—	189.4
Depreciation and amortization	13.4	21.3	18.5	2.4	55.6
Inter-segment sales	1.0	3.3	20.8	—	—

	Three Months Ended September 30, 2003

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$180.2	$229.7	$264.7	$—	$674.6
Freight	28.0	17.6	10.3	—	55.9
Transportation and distribution	8.2	7.8	12.3	—	28.3
Net sales — third party	144.0	204.3	242.1	—
Cost of goods sold	91.7	214.0	200.2	—	505.9
Gross Margin	52.3	(9.7)	41.9	—	84.5
Depreciation and amortization	9.1	18.0	23.4	3.4	53.9
Inter-segment sales	1.2	1.5	18.6	—	—

	Nine Months Ended September 30, 2004

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$791.9	$712.2	$873.7	$—	$2,377.8
Freight	97.7	51.5	29.0	—	178.2
Transportation and distribution	26.8	21.5	29.6	—	77.9
Net sales — third party	667.4	639.2	815.1	—
Cost of goods sold	358.5	633.8	645.3	—	1,637.6
Gross Margin	308.9	5.4	169.8	—	484.1
Depreciation and amortization	50.2	63.2	58.7	7.1	179.2
Inter-segment sales	4.6	9.8	64.9	—	—

	Nine Months Ended September 30, 2003

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$601.1	$635.1	$845.2	$—	$2,081.4
Freight	91.0	53.0	36.8	—	180.8
Transportation and distribution	24.5	19.7	34.6	—	78.8
Net sales — third party	485.6	562.4	773.8	—
Cost of goods sold	323.2	571.2	639.5	—	1,533.9
Gross Margin	162.4	(8.8)	134.3	—	287.9
Depreciation and amortization	40.0	56.2	69.5	7.2	172.9
Inter-segment sales	4.8	7.0	47.4	—	—

11. Stock-Based Compensation

      The company has two stock option plans. Prior to 2003, the company applied the intrinsic value based method of accounting for the plans.

      Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prospective application of the fair value method did not have an impact on the first three fiscal quarters of 2003 since the company did not grant any options during those periods. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income (loss) for the three month and nine month periods ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments”. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months		Nine Months
		Ended September 30		Ended September 30
		2004	2003	2004	2003

Net income (loss) — as reported		$75.2	$(185.9)	$198.5	$(152.8)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2.2	—	6.6	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(3.2)	(3.7)	(9.6)	(11.1)

Net income (loss) — pro forma(1)		$74.2	$(189.6)	$195.5	$(163.9)

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003

Basic net income (loss) per share
As reported	$0.69	$(1.78)	$1.85	$(1.47)
Pro forma	$0.69	$(1.82)	$1.82	$(1.57)

Diluted net income (loss) per share
As reported	$0.68	$(1.78)	$1.82	$(1.47)
Pro forma	$0.67	$(1.82)	$1.79	$(1.57)

      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend	$0.50	$0.50	$0.50
Expected volatility	27%	32%	32%
Risk-free interest rate	4.06%	4.13%	4.54%
Expected life of options	8 years	8 years	8 years
Expected forfeitures	16%	10%	10%

      The fair value of options granted in the fourth quarter of 2003 was $15.7 (2002 — $20.1).

12. Post-Retirement/Post-Employment Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Plans	2004	2003	2004	2003

Service cost	$3.5	$3.0	$10.5	$9.0
Interest cost	7.5	7.4	22.5	22.2
Expected return on plan assets	(8.4)	(7.6)	(25.2)	(22.8)
Net amortization	1.1	1.3	3.3	3.9

Net expense	$3.7	$4.1	$11.1	$12.3

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Post-Retirement Plans	2004	2003	2004	2003

Service cost	$1.1	$1.4	$3.9	$4.2
Interest cost	3.0	3.2	10.0	9.6
Net amortization	(0.3)	0.5	0.5	1.5

Net expense	$3.8	$5.1	$14.4	$15.3

      For the nine months ended September 30, 2004, we contributed $19.1 to our pension plans. Total pension plan contributions for the year are expected to approximate $19.7.

      As referenced in Note 16, the company is a sponsor of certain US post-retirement health care plans that were impacted by the US Medicare Prescription Drug, Improvement and Modernization Act of 2003. This legislation expanded Medicare to include (for the first time) coverage for prescription drugs and introduced a prescription drug benefit and federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least “actuarially equivalent” to Medicare Part D. Detailed regulations necessary to implement the legislation have recently been issued, including those that specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. The company has accounted for the impact of the legislation prospectively as of July 1, 2004. The federal subsidy had the effect of reducing the company’s accumulated post-retirement benefit obligation by $26.9 and did not have a significant impact on the measurement of the net periodic post-retirement benefit cost for the period.

13. Seasonality

      The company’s sales of fertilizer are seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

14. Contingencies

Canpotex

      PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first nine months of 2004.

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

15. Guarantees

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) related to certain subsidiaries have been directly guaranteed by the company under agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $113.4, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At September 30, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt and cash margin requirements of approximately $33.4 to maintain derivatives, which are included in accounts payable and accrued charges.

      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/ officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities, changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying interim consolidated financial statements with respect to these indemnification guarantees.

      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The State of Florida continues to review, and is expected to revise, its financial assurance requirements to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks. This review may result in the imposition of more stringent requirements to demonstrate financial responsibility and/or inclusion of a greater scope of closure and post-closure costs than under current law.

      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government-industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 letter of credit as collateral that will remain in effect until the revised plans are accepted.

      During the first nine months of 2004, the company entered into various other commercial letters of credit in the normal course of operations.

      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

16. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

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

      Derivative instruments and hedging activities: Under Canadian GAAP, income and expenses on derivative instruments designated as and qualifying as effective fair value hedges or cash flow hedges are recognized in earnings in the same period as the related hedged item. Gains or losses arising from settled natural gas hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of goods sold. Derivatives associated with ineffective hedging relationships and hedges not designated in a hedging relationship are carried at fair value on the Consolidated Statement of Financial Position, and subsequent changes in their fair value are recorded in earnings. In accordance with SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities” and its related interpretations and amendments under US GAAP, the company records all derivatives as either assets or liabilities on the Consolidated Statements of Financial Position and measures those instruments at fair value. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and reclassified into earnings as cost of goods sold when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in earnings as interest expense in the period the changes in fair value occur. Ineffective portions of cash flow or fair value hedges are recorded in earnings in the current period. Derivatives not designated as hedging instruments are marked to market through earnings in the period the changes in fair value occur.

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

      Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. The concept of comprehensive income does not yet exist under Canadian GAAP.

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

      The application of US GAAP, as described above, would have had the following effects on net income (loss), net income (loss) per share, total assets and shareholders’ equity. All share and per-share data have been adjusted to reflect the stock split described in Note 5.

	Three Months Ended
	September 30
	2004	2003

	(unaudited)
Net income (loss) as reported — Canadian GAAP	$75.2	$(185.9)
Items increasing or decreasing reported net income (loss)
Pre-operating costs	—	59.9
Depreciation and amortization	2.1	2.1
Accretion of asset retirement obligations	—	(0.8)
Future income taxes	(0.7)	(24.5)

Net income (loss) — US GAAP	$76.6	$(149.2)

Weighted average shares outstanding — US GAAP	108,232,000	104,258,000

Basic net income (loss) per share — US GAAP	$0.71	$(1.43)

Diluted net income (loss) per share — US GAAP	$0.69	$(1.43)

	Nine Months Ended
	September 30
	2004	2003

	(unaudited)
Net income (loss) as reported — Canadian GAAP	$198.5	$(152.8)
Items increasing or decreasing reported net income (loss)
Pre-operating costs	—	63.0
Depreciation and amortization	6.3	6.4
Accretion of asset retirement obligations	3.3	(2.5)
Future income taxes	(3.4)	(26.7)

Net income (loss) — US GAAP	$204.7	$(112.6)

Weighted average shares outstanding — US GAAP	107,325,000	104,212,000

Basic net income (loss) per share — US GAAP	$1.91	$(1.08)

Diluted net income (loss) per share — US GAAP	$1.87	$(1.08)

	September 30,	December 31,
	2004	2003

	(unaudited)
Total assets as reported — Canadian GAAP	$4,865.6	$4,567.3
Items increasing (decreasing) reported total assets
Inventory	(1.4)	(2.7)
Available-for-sale securities unrealized holding gain	86.4	35.0
Fair value of derivative instruments	89.1	59.8
Property, plant and equipment	(128.6)	(134.9)
Post-retirement and post-employment benefits	13.9	13.9
Intangible asset relating to additional minimum pension liability	2.7	2.7
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$4,881.0	$4,494.4

	September 30,	December 31,
	2004	2003

	(unaudited)
Total shareholders’ equity as reported — Canadian GAAP	$2,237.1	$1,973.8
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	70.2	14.8
Foreign currency translation adjustment	20.9	20.9
Accretion of asset retirement obligations	—	(3.3)
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	42.7	36.4
Post-retirement and post-employment benefits	13.9	13.9
Future income taxes	31.3	34.7

Total shareholders’ equity — US GAAP	$2,198.1	$1,873.2

	Nine Months Ended
	September 30
	2004	2003

	(unaudited)
Net income (loss) — US GAAP	$204.7	$(112.6)

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	51.4	31.4
Change in gains and losses on derivatives designated as cash flow hedges	65.5	79.5
Reclassification to income of gains and losses on cash flow hedges	(34.3)	(73.1)
Future income taxes related to other comprehensive income	(27.2)	(15.1)

Other comprehensive income, net of related income taxes	55.4	22.7

Comprehensive income (loss) — US GAAP	$260.1	$(89.9)

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	September 30,	December 31,
	2004	2003

	(unaudited)
Unrealized gains and losses on available-for-sale securities	$57.0	$22.6
Gains and losses on derivatives designated as cash flow hedges	64.1	43.1
Additional minimum pension liability	(30.0)	(30.0)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$70.2	$14.8

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements

      In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46(R) was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the US. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-2 supersedes FSP No. 106-1 of the same title, and provides guidance on the accounting, disclosure and transition related to the Act. The company applied the provisions of the FSP prospectively as of July 1, 2004. The federal subsidy had the effect of reducing the company’s accumulated post-retirement benefit obligation by $26.9 and did not have a significant impact on the measurement of the net periodic post-retirement benefit cost for the period.

      In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, “Accounting for

Certain Investments in Debt and Equity Securities”, and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. In September 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date of certain guidance on how to evaluate and recognize an impairment loss that is other than temporary, pending issuance of proposed FSP EITF Issue 03-1-a. The company does not expect this consensus or FSP to have a material impact on its consolidated financial statements.

      In March 2004, the FASB issued an exposure draft, “Share-Based Payment — an amendment of Statements No. 123 and 95” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposal would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB deferred the effective date of the proposal to interim or annual periods beginning after June 15, 2005, meaning that an entity would apply the guidance to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. The company is reviewing the proposal to determine the potential impact, if any, on its consolidated financial statements.

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

      In July 2004, the EITF discussed Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”. At its September meeting, the EITF generally supported an approach that stripping costs incurred during production are mine-development costs that should be capitalized as an investment in the mine, and these capitalized costs should be attributed to reserves in a systematic and rational manner. The EITF clarified that an enterprise would be expected to perform a detailed analysis of its particular facts and circumstances to support its method of attribution. Furthermore, an enterprise specifically must attribute stripping costs incurred during production to reserves that directly benefit from the stripping activities. The EITF did not make this a final consensus because it wanted to explore the impact of any consensus on mines with differing physical patterns of ore location (which affects the overall timing of attribution). Further discussion of this issue is expected at the November EITF meeting.

      In September 2004, the SEC staff provided guidance on the use of the so-called “residual method” to value acquired intangible assets other than goodwill in a business combination. The SEC concluded that the residual method does not comply with the requirements of FASB Statement No. 141, “Business Combinations”, and, accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized. Similarly, impairment testing of intangible assets should not rely on a residual method, and should comply instead with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The residual method should not be used in accounting for intangible assets (other than goodwill) acquired in business combinations completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing will be required to perform an impairment test (no later than the beginning of their first fiscal year beginning after December 15, 2004) using a direct method. The company does not expect this announcement to have a material impact on its consolidated financial statements.

      In September 2004, the EITF discussed Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a tentative consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. If ratified, the effective date of this consensus would be for a component of an entity that has been either disposed of, or classified as held-for-sale, in periods beginning after December 15, 2004. Further discussion of this issue is expected at the November EITF meeting.

Available-for-Sale Security

      The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at September 30, 2004 was $204.8 and the unrealized holding gain was $112.0.

Stock-based Compensation

      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Prospective application of the fair value method did not have an impact on the first three fiscal quarters of 2003 since the company did not grant any options during those periods. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income (loss) for the three month and nine month periods ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income (loss) and net income (loss) per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months Ended		Nine Months
		September 30		Ended September 30
		2004	2003	2004	2003

Net income (loss) — as reported under US GAAP		$76.6	$(149.2)	$204.7	$(112.6)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2.2	—	6.6	—
Less:	Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(3.2)	(3.7)	(9.6)	(11.1)

Net income (loss) — pro forma under US GAAP(1)		$75.6	$(152.9)	$201.7	$(123.7)

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income (loss) per share under US GAAP
As reported	$0.71	$(1.43)	$1.91	$(1.08)
Pro forma	$0.70	$(1.47)	$1.88	$(1.19)

Diluted net income (loss) per share under US GAAP
As reported	$0.69	$(1.43)	$1.87	$(1.08)
Pro forma	$0.68	$(1.47)	$1.84	$(1.19)

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

      The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the quarter, a gain of $8.4 was recognized in cost of goods sold ($34.3 gain on a year to date basis). Of the deferred gains at quarter-end, approximately $49.0 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at September 30, 2004 was $89.8. The ineffectiveness of hedges on existing derivative instruments for the quarter and year to date was not material to the consolidated financial statements.

          Fair Value Hedges

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. In January and February 2004, the company entered into interest rate swap agreements with total notional amounts of $300.0, whereby the company, over the remaining terms of the underlying notes, receives a fixed rate payment equivalent to the fixed interest rate of the underlying note and pays a floating rate of interest that is based on six-month US dollar LIBOR. The fair value of the swaps outstanding at September 30, 2004 was a liability of $0.7. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company does not maintain any other fair value hedges.

      In October 2004, the company terminated the interest rate swap contracts referred to above and discontinued hedge accounting on a prospective basis.

17. Comparative Figures

      Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

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

      In our 2003 Annual Report, we identified four key performance drivers for the company: (i) value and valuation, (ii) gross margin, (iii) supplier of choice, and (iv) stakeholder engagement. Each key performance driver has an associated annual measurement objective. Our interim performance relating to key financial measures, including gross margin and earnings growth, is provided in the section titled “Financial Overview” below.

FINANCIAL OVERVIEW

      This discussion and analysis is based on the company’s unaudited interim consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 16 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income or loss per share. Diluted net income per share is calculated based on the weighted average shares issued and outstanding during the period, adjusted by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period. For periods in which there was a loss attributable to common shares, stock options with exercise prices at or below the average market price for the period were excluded for the calculations of diluted net loss per share, as inclusion of these securities would have been anti-dilutive to the net loss per share. Note that as discussed below in the section titled, “Stock Split Effected in Form of Stock Dividend”, the Board of Directors of PCS approved a split of the company’s outstanding common shares in the form of a stock dividend during the third quarter of 2004. As such, all share and per-share data have been adjusted to reflect the stock split. All amounts in dollars are expressed as US dollars unless otherwise indicated.

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

Stock Split Effected in Form of Stock Dividend

      On July 21, 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis. The stock split was effected in the form of a stock dividend of one additional common share for each share owned by shareholders of record at the close of business on August 11, 2004. The company’s common shares commenced trading on a split basis on August 9, 2004 on the Toronto Stock Exchange and August 18, 2004 on the New York Stock Exchange. All equity-based benefit plans have been adjusted to reflect the stock split. In this Quarterly Report on Form 10-Q, all share and per-share data have been adjusted to reflect the stock split. Information on an adjusted basis, showing the impact of this split for the first two quarters of 2004, and by quarter and total year for 2003 and 2002 is presented in the table below.

	First	Second	Third	Fourth
Quarterly Data (Post Split Basis)	Quarter	Quarter	Quarter	Quarter	Year

Basic net income (loss) per share
2004	$0.48	$0.68
2003	$0.03	$0.29	$(1.78)	$0.25	$(1.21)
2002	$0.12	$0.11	$0.14	$0.14	$0.52
Diluted net income (loss) per share
2004	$0.47	$0.67
2003	$0.03	$0.29	$(1.78)	$0.25	$(1.21)
2002	$0.12	$0.11	$0.14	$0.14	$0.51

      Net income (loss) per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

Earnings Guidance Review

      The company’s guidance for earnings per share for third-quarter 2004 was originally in the range of $0.50 to $0.60. This guidance was updated in September to a range of $0.65 to $0.75 to reflect expectations of higher earnings due to particularly strong offshore potash markets and higher than anticipated nitrogen prices. The final result for the quarter was net income of $75.2 million, or $0.68 per share. Our earnings guidance anticipated a rate of exchange of the Canadian dollar relative to the US dollar of 1.2924 during the third quarter; however, the average exchange rate impacting Canadian dollar operating costs for the quarter was 1.3305, and the quarter-end exchange rate strengthened significantly to 1.2639.

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2004	2003	Change	Change	2004	2003	Change	Change

Sales	$815.7	$674.6	$141.1	21	$2,377.8	$2,081.4	$296.4	14
Freight	51.2	55.9	(4.7)	(8)	178.2	180.8	(2.6)	(1)
Transportation and Distribution	23.6	28.3	(4.7)	(17)	77.9	78.8	(0.9)	(1)
Cost of Goods Sold	551.5	505.9	45.6	9	1,637.6	1,533.9	103.7	7

Gross Margin	$189.4	$84.5	$104.9	124	$484.1	$287.9	$196.2	68

Operating Income (Loss)	$133.1	$(210.9)	$344.0	n/m	$360.1	$(113.1)	$473.2	n/m

Net Income (Loss)	$75.2	$(185.9)	$261.1	n/m	$198.5	$(152.8)	$351.3	n/m

Net Income (Loss) Per Share — Basic	$0.69	$(1.78)	$2.47	n/m	$1.85	$(1.47)	$3.32	n/m

Net Income (Loss) Per Share — Diluted	$0.68	$(1.78)	$2.46	n/m	$1.82	$(1.47)	$3.29	n/m

n/m = not meaningful

      While the third quarter is typically slower for fertilizer movement, global demand, particularly for potash, remained strong. Many countries in Asia and Latin America are increasing potash consumption as higher GDP growth drives the demand for more food and better diets. In phosphate, four hurricanes effectively eliminated the production of excess inventory and tightened supply for DAP. In nitrogen, continued high natural gas prices in the US and tight global supply/demand fundamentals kept markets firm and prices rising.

      Third quarter net income was $75.2 million, or $0.68 per share. This compares to a loss of $185.9 million, or $1.78 per share in the same period in 2003. On a year-to-date basis, the company reported net income of $198.5 million, or $1.82 per share, compared to a net loss of $152.8 million, or $1.47 per share in 2003. The higher quarterly and year-to-date earnings were primarily due to two factors. Firstly, the company achieved record potash sales volumes at higher prices than have been realized in more than 20 years. Increased consumption is tightening supply/demand fundamentals after more than two decades of oversupply in the potash market. With the rest of the industry now operating at or near capacity, the company is benefiting by increasing production and capturing a significant share of global demand growth. Potash contributed 65 percent of the company’s $104.9 million consolidated gross margin growth quarter over quarter. Year over year, $146.5 million (or 75 percent) of the company’s gross margin increase was attributable to this nutrient. Secondly, last year’s third-quarter loss included impairment charges and shutdown-related costs totaling $201.8 million ($262.0 million before tax), or the equivalent of $1.93 per share. These amounts pertained to asset write-downs, workforce reductions and contract terminations at the company’s Yumbes, Geismar, Memphis and Kinston properties. For the first nine months of 2003, the impairment charges and shutdown-related costs were $203.1 million ($264.2 million before tax), or the equivalent of $1.95 per share.

      Overall potash sales volumes and average realized prices increased 15 percent and 35 percent, respectively, on a quarter-over-quarter basis; whereas volumes increased 14 percent and average realized prices rose 20 percent year over year. Given higher operating rates, product costs declined by 3 percent despite a stronger Canadian to US dollar average exchange rate compared to third-quarter and year-to-date 2003.

      Conditions in phosphate recovered slightly from 2003, contributing $0.6 million gross margin for the quarter and $5.4 million gross margin year to date, compared to negative margins of $9.7 million and $8.8 million in last year’s respective comparable periods. Sales volumes and average realized prices on a delivered basis increased 5 percent and 7 percent, respectively, on a quarter-over-quarter basis and by 7 percent and 6 percent, respectively, year over year. However, cost of sales per tonne increased by 2 percent from last year’s same quarter and by 3 percent for the nine month period.

      During the quarter, high natural gas prices discouraged the startup of previously shutdown nitrogen capacity in the US. Nitrogen gross margin rose 62 percent to $68.0 million quarter over quarter, driven primarily by a 26-percent favorable change in average realized prices. The company’s US natural gas hedging activities contributed $8.4 million to third-quarter gross margin compared to $18.1 million in last year’s same quarter. Year over year, nitrogen sales volumes declined 13 percent; however, a 21-percent increase in average realized prices contributed to the growth in gross margin from $134.3 million to $169.8 million. US natural gas hedging activities contributed $34.3 million to year-to-date gross margin compared to $73.1 million in 2003.

      Expenses declined by $239.1 million for the quarter and $277.0 million for the first nine months as compared to the prior year. As noted above, the decrease was principally due to impairment charges and shutdown-related costs recorded in 2003 relating to the company’s Yumbes, Geismar, Memphis and Kinston properties. Increases in selling and administrative costs of $8.0 million quarter over quarter and $12.0 million year over year were attributable primarily to the company’s performance-based compensation plans. Provincial Mining and Other Taxes increased by $10.9 million on a quarter-over-quarter basis and $22.4 million year over year as a result of an increase in potash sales volumes, prices and profits per tonne.

      The substantial weakening of the US dollar compared to the Canadian dollar resulted in a significant net foreign exchange loss of $20.1 million for the quarter, principally due to the month-end translation of the company’s Canadian dollar denominated net monetary liability position. The Canadian dollar exchange rate compared to the US dollar started the year at 1.2924, ended the first quarter at 1.3105, the second quarter at 1.3404, and the third quarter at 1.2639; last year’s exchange rates were 1.5796, 1.4693, 1.3553, and 1.3504 over comparable periods. On a year-to-date basis, the company incurred a net foreign exchange loss of $2.0 million compared to $41.5 million in the prior year. The strengthening of the Canadian dollar by only $0.03 over the first nine months of 2004 as compared to $0.23 in 2003 as noted above in the exchange rate trendline led to this reduction in loss year over year.

      Total assets were $4,865.6 million at September 30, 2004, up $298.3 million, or 7 percent, from December 31, 2003. This increase is principally due to the $376.0 million growth in cash balances (mainly generated from operations), offset in part by reductions in potash inventories and depreciation and amortization of the company’s long-lived assets.

Business Segment Review

      Note 10 to the unaudited interim consolidated financial statements provides information pertaining to our business segments. Management includes net sales in its segment disclosures in the notes to the consolidated financial statements pursuant to CICA Section 1701 “Segment Disclosures”. This standard is founded on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per tonne amounts) are primary revenue measures used and reviewed by the company’s management in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. Management also uses net sales (and the related per tonne amounts) for business planning and monthly forecasting purposes. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. The discussion and analysis below is based on the segment measures used and reviewed by management.

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$251.8	$180.2	40
Freight	23.0	28.0	(18)
Transportation and distribution	5.6	8.2	(32)

	$223.2	$144.0	55

Net Sales
North American	$62.8	$61.5	2	557	768	(27)	$112.83	$80.15	41
Offshore	150.1	69.4	116	1,346	889	51	$111.55	$77.98	43

	212.9	130.9	63	1,903	1,657	15	$111.92	$78.98	42
Miscellaneous	10.3	13.1	(21)	—	—	—	—	—	—

	223.2	144.0	55	1,903	1,657	15	$117.29	$86.90	35
Cost of goods sold	102.4	91.7	12				$53.81	$55.34	(3)

Gross Margin	$120.8	$52.3	131				$63.48	$31.56	101

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$791.9	$601.1	32
Freight	97.7	91.0	7
Transportation and distribution	26.8	24.5	9

	$667.4	$485.6	37

Net Sales
North American	$254.4	$190.9	33	2,458	2,422	1	$103.51	$78.80	31
Offshore	379.6	257.8	47	3,986	3,216	24	$95.25	$80.17	19

	634.0	448.7	41	6,444	5,638	14	$98.40	$79.58	24
Miscellaneous	33.4	36.9	(9)	—	—	—	—	—	—

	667.4	485.6	37	6,444	5,638	14	$103.57	$86.13	20
Cost of goods sold	358.5	323.2	11				$55.63	$57.32	(3)

Gross Margin	$308.9	$162.4	90				$47.94	$28.81	66

Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

     With higher average realized prices and record offshore and total volumes, potash provided $120.8 million, or 64 percent, of total gross margin for the quarter. This was 131 percent higher than the $52.3 million gross margin in the third quarter of 2003. The higher prices also increased the gross margin percentage for potash to 54 percent of net sales from 36 percent, quarter over quarter. Total sales increased $71.6 million and net sales increased $79.2 million quarter over quarter. On a year-over-year basis, the company experienced increases of $190.8 million and $181.8 million in total sales and net sales, respectively.

      Canpotex Limited (“Canpotex”), the offshore marketing agent for Saskatchewan potash producers, had record volumes for the third quarter and year to date. As the largest supplier to Canpotex, we also had record offshore sales volumes for the third quarter and the first nine months of the year. Total offshore sales volumes rose to 1.346 million tonnes, an increase of 51 percent over the previous record of 0.889 million tonnes in the third quarter last year. Saskatchewan-sourced offshore volumes rose 56 percent, while New Brunswick offshore volumes increased 19 percent. Brazil remained our largest offshore customer with 26 percent of sales, while China represented 24 percent. Average prices realized on offshore net sales rose 43 percent over last year’s third quarter. Average price increases attributable to Saskatchewan-sourced tonnes favorably impacted offshore net sales by $39.1 million during the quarter while price increases relating to New Brunswick tonnes contributed $11.2 million to the increase in offshore net sales.

      On a year-to-date basis, offshore volumes reached 3.986 million tonnes, up 24 percent from 2003. Additionally, average realized prices climbed 19 percent compared to 2003, despite a rise in Canpotex’s ocean freight costs of approximately $15 per tonne on volumes sold on a cost and freight basis over this period. As new contracts were negotiated with many customers, tight market conditions enabled the company to more than cover the increases in ocean freight rates. Year over year, the company’s gains in overall average realized offshore prices favorably impacted net sales by $73.6 million, even while China was supplied with potash under a contract negotiated last year at old prices.

      Brazil had record potash imports last year and continues to bring additional acres into agricultural production in regions where the soil is low in potassium and the climate is ideal for growing soybeans. China continues to have a high demand for soybeans, as soybean meal is used as a protein source for livestock and soybean oil is used for cooking. The situation is similar in India, where third-quarter potash volumes were up 34 percent over the same quarter last year. The consumption growth for potash in developing nations extends beyond the big three countries of Brazil, China and India. Indonesia, Korea, Malaysia, Thailand, Taiwan, Vietnam, Colombia, Mexico and Costa Rica have all bought more potash this year than last year.

      In the domestic market, the pricing momentum from the second quarter continued throughout the third quarter. Domestic prices climbed 41 percent over last year’s third quarter due to price increases in July 2003, September 2003, February 2004 and May 2004, resulting in a favorable price variance of $17.0 million. The rise in offshore volumes were offset by a 27-percent decline in domestic volumes quarter over quarter, which resulted from timing issues on shipments and negatively impacted net sales by $15.7 million. Although domestic volumes remained flat on a year-over-year basis, the four above-mentioned price increases were largely responsible for the improvement in domestic net sales from $190.9 million to $254.4 million.

      The growth in volumes allowed the company to capitalize on economies of scale. Production levels increased 22 percent over last year’s third quarter, utilizing some of the company’s excess capacity to fill growing demand. While the strength of the Canadian dollar increased cost of goods sold per tonne by nearly 3 percent quarter over quarter, the reduction in per-tonne costs due to the combination of a higher operating rate to meet sales demand, lower natural gas costs and the utilization of potash from our larger mines, more than offset the foreign exchange rate impact on both a quarter-over-quarter and year-over-year basis.

      During the third quarter and in response to demand, the company announced the addition of a fourth shift at its Allan mine to begin in November. This is in addition to the fourth shift that was added at the Lanigan mine in June of this year. Combined, these extra shifts will add approximately 1.2 million tonnes of production on an annual basis at a nominal capital cost to the company.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$257.7	$229.7	12
Freight	19.7	17.6	12
Transportation and distribution	8.8	7.8	13

	$229.2	$204.3	12

Net Sales
Fertilizer — liquids	$38.9	$40.0	(3)	194	188	3	$200.73	$212.69	(6)
Fertilizer — solids	85.7	71.3	20	439	434	1	$194.97	$164.46	19
Feed	49.5	46.1	7	232	211	10	$213.52	$218.50	(2)
Industrial	52.5	44.6	18	156	140	11	$337.11	$318.87	6

	226.6	202.0	12	1,021	973	5	$221.94	$207.61	7
Miscellaneous	2.6	2.3	13	—	—	—	—	—	—

	$229.2	$204.3	12	1,021	973	5	$224.54	$210.06	7

North American	$177.0	$159.2	11	728	696	5	$243.24	$228.60	6
Offshore	52.2	45.1	16	293	277	6	$178.11	$163.34	9

	229.2	204.3	12	1,021	973	5	$224.54	$210.06	7
Cost of goods sold	228.6	214.0	7				$223.95	$220.03	2

Gross Margin	$0.6	$(9.7)	n/m				$0.59	$(9.97)	n/m

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$712.2	$635.1	12
Freight	51.5	53.0	(3)
Transportation and distribution	21.5	19.7	9

	$639.2	$562.4	14

Net Sales
Fertilizer — liquids	$100.4	$119.6	(16)	473	533	(11)	$212.04	$224.31	(5)
Fertilizer — solids	243.1	170.3	43	1,221	1,022	19	$199.04	$166.76	19
Feed	137.6	138.0	—	645	650	(1)	$213.25	$212.37	—
Industrial	150.6	128.7	17	455	400	14	$331.34	$321.82	3

	631.7	556.6	13	2,794	2,605	7	$226.09	$213.67	6
Miscellaneous	7.5	5.8	29	—	—	—	—	—	—

	$639.2	$562.4	14	2,794	2,605	7	$228.75	$215.94	6

North American	$504.1	$475.0	6	2,059	2,074	(1)	$244.85	$229.04	7
Offshore	135.1	87.4	55	735	531	38	$183.69	$164.74	12

	639.2	562.4	14	2,794	2,605	7	$228.75	$215.94	6
Cost of goods sold	633.8	571.2	11				$226.82	$219.32	3

Gross Margin	$5.4	$(8.8)	n/m				$1.93	$(3.38)	n/m

n/m = not meaningful
Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

     Phosphate gross margin improved from a loss of $9.7 million in the third quarter of 2003 to $0.6 million this quarter. Phosphate sales increased $28.0 million and net sales increased $24.9 million quarter over quarter. The DAP market was significantly impacted by the weather, as the series of hurricanes that hit the eastern United States devastated many communities and had a major effect on the industry. While the company did not experience any significant damage to facilities, the storms slowed production for many producers and DAP inventories across the industry were effectively cleaned out, tightening supply.

      Solid fertilizer sales volumes were flat compared to the third quarter of 2003, as the company shifted tonnes from the offshore market to the North American market where average price realizations were higher. Significantly higher prices for DAP and MAP favorably impacted net sales by $12.0 million. On a year-over-year basis, solid fertilizer net sales increased $72.8 million, driven principally by a 44-percent increase in offshore volumes and a 9-percent increase in North American volumes. Volumes in early 2003 were impacted by the shutdown of DAP capacity at the White Springs Suwannee River plant. Higher delivered prices for both DAP and MAP positively impacted net sales by $33.7 million for the first nine months of 2004 compared to the same period last year.

      Net sales of liquid fertilizers declined $1.1 million from the same quarter last year. Sales volumes increased by 3 percent, while average realized prices fell by 6 percent mainly due to product sales mix. On a year-over-year basis, net sales dropped $19.2 million. Although offshore volumes more than doubled, total sales tonnes declined by 11 percent due to a 24-percent reduction in North American volumes. The reduction in overall liquid fertilizer volumes negatively impacted net sales by $23.1 million.

      In feed, increases in competitive production and a downward shift in demand slowed performance. Despite a 34-percent increase in offshore volumes over the third quarter of 2003, net sales of feed improved only $3.4 million because overall prices dropped 2 percent as a result of the negative impact of ocean freight increases on offshore realized prices. The company did, however, benefit from higher DFP prices and extra volumes due to the previous shutdown of a competitor. This benefits us as we have a more prominent position in this product line, which is primarily used in feeding poultry. Year over year, net sales of feed were essentially unchanged. Average realized prices remained flat in both markets, and offshore volume increases of 8 percent were offset by a 5-percent decline in North American tonnes. The company has announced a $33.00 per tonne price increase effective December 1, 2004 for various feed products.

      Industrial net sales rose $7.9 million compared to third-quarter 2003. Industrial phosphate volumes increased by 11 percent, favorably impacting net sales by $6.5 million. Realized prices climbed 6 percent quarter over quarter due to reduced supply caused by the closure of the Conda purified acid plant earlier in the year and a decline in imports of purified and thermal phosphoric acid (P4) from China and other sources. Year over year, net sales increased by $21.9 million, chiefly due to the closure of the Conda facility and more product being available from the purified acid plant expansion at Aurora that was completed in the first quarter of 2003. As part of its decommoditization strategy, the company has recently announced another expansion of the Aurora purified acid plant. The 82,000 tonne expansion will not increase the company’s overall capacity in phosphoric acid (P2O5), which is the key ingredient in purified acid. Rather, PotashCorp will be redirecting its existing P2O5 capacity to higher-margin products sold to industrial customers in North America. Historically, these products have provided a significantly higher gross margin than phosphate fertilizers. This expansion will accommodate growing demand in both North and South America.

      While overall phosphate prices and volumes were up over the same quarter last year, product costs continued to be a challenge. Cost of goods sold increased nearly $4.00 per tonne from third-quarter 2003 and $7.50 per tonne from the first nine months of 2003. The increase in third-quarter costs per tonne resulted primarily from higher raw material costs and a planned maintenance outage at the White Springs Swift Creek plant in the month of September. Quarter over quarter, the company’s average sulfur costs per tonne increased 3 percent and average ammonia costs per tonne increased 31 percent, negatively impacting margins by $0.8 million and $5.6 million, respectively. Average phosphate rock costs declined 3 percent from last year’s same quarter and from the first nine months of 2003. Year over year, average sulfur and ammonia input costs per tonne rose 5 percent and 31 percent, respectively, negatively impacting margins by a total of $23.8 million.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$306.2	$264.7	16
Freight	8.5	10.3	(17)
Transportation and distribution	9.2	12.3	(25)

	$288.5	$242.1	19

Net Sales
Ammonia	$104.7	$83.2	26	392	406	(3)	$266.96	$204.83	30
Urea	72.2	66.9	8	324	361	(10)	$222.72	$184.96	20
Nitrogen Solutions	9.9	19.7	(50)	60	161	(63)	$165.97	$122.22	36
Nitric Acid and Ammonium Nitrate	45.9	42.4	8	359	360	—	$128.08	$117.54	9
Purchased	49.4	24.3	103	204	131	56	$241.90	$186.28	30

	282.1	236.5	19	1,339	1,419	(6)	$210.68	$166.67	26
Miscellaneous	6.4	5.6	14	—	—	—	—	—	—

	$288.5	$242.1	19	1,339	1,419	(6)	$215.52	$170.63	26

Fertilizer	$102.8	$107.7	(5)	476	644	(26)	$216.04	$167.26	29
Non-fertilizer	185.7	134.4	38	863	775	11	$215.24	$173.43	24

	288.5	242.1	19	1,339	1,419	(6)	$215.52	$170.63	26
Cost of goods sold	220.5	200.2	10				$164.74	$141.10	17

Gross Margin	$68.0	$41.9	62				$50.78	$29.53	72

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per MT

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Sales	$873.7	$845.2	3
Freight	29.0	36.8	(21)
Transportation and distribution	29.6	34.6	(14)

	$815.1	$773.8	5

Net Sales
Ammonia	$325.2	$270.1	20	1,308	1,356	(4)	$248.63	$199.19	25
Urea	188.0	205.4	(8)	887	1,122	(21)	$211.87	$183.02	16
Nitrogen Solutions	37.1	68.9	(46)	254	597	(57)	$146.11	$115.38	27
Nitric Acid and Ammonium Nitrate	138.4	122.0	13	1,091	1,065	2	$127.02	$114.52	11
Purchased	109.5	91.8	19	461	450	2	$237.31	$204.16	16

	798.2	758.2	5	4,001	4,590	(13)	$199.50	$165.19	21
Miscellaneous	16.9	15.6	8	—	—	—	—	—	—

	$815.1	$773.8	5	4,001	4,590	(13)	$203.75	$168.57	21

Fertilizer	$316.1	$344.5	(8)	1,557	2,108	(26)	$203.05	$163.41	24
Non-fertilizer	499.0	429.3	16	2,444	2,482	(2)	$204.20	$172.96	18

	815.1	773.8	5	4,001	4,590	(13)	$203.75	$168.57	21
Cost of goods sold	645.3	639.5	1				$161.31	$139.31	16

Gross Margin	$169.8	$134.3	26				$42.44	$29.26	45

Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

     Nitrogen sales increased $41.5 million and net sales increased $46.4 million quarter over quarter. Supply/ demand fundamentals remained tight as the growth of demand in China and India became more pronounced. India has been importing more tonnage from the Middle East while China has been exporting less, keeping world markets firm and driving up global nitrogen prices. In North America, high natural gas prices are still preventing some producers from restarting nitrogen production, supporting strong US pricing.

      Nitrogen gross margin grew to $68.0 million from $41.9 million in the third quarter of 2003. With ammonia prices tracking natural gas prices, our large-scale facility in Trinidad (where we have long-term, low-cost gas contracts) was particularly valuable to the company. Our operation in Trinidad provided 57 percent of our total nitrogen gross margin while our US operations contributed 31 percent. The remainder of the margin was achieved from our US gas hedging program. On a year-to-date basis, we benefited from our ability to produce nitrogen with low-cost gas in Trinidad as ammonia prices achieved record levels in February. Almost 56 percent of this year’s gross margin in nitrogen came from Trinidad (2003 — 51 percent), and the remainder came from our US operations and hedging program.

      Overall sales volumes were down 6 percent from last year’s same quarter due primarily to the decision to keep production shut down at Memphis and Geismar. The continued shutdowns contributed to a 63-percent reduction in nitrogen solutions sales volumes and a 12-percent decline in US urea volumes compared to last year’s same quarter, negatively impacting net sales by $12.4 million and $4.2 million, respectively. Similar to the second quarter, the volume reductions were partially offset by a rise in realized prices that increased net sales of these products by a total of $8.5 million. Trinidad’s ammonia and urea prices increased 35 percent and 22 percent, respectively, favorably impacting net sales by $26.7 million. Net sales of purchased products rose by $25.1 million primarily due to a 30-percent increase in ammonia volumes and a 42-percent increase in realized ammonia prices.

      Year over year, sales tonnes declined 13 percent principally because of the decision to keep production shut down at Memphis and Geismar and tonnage outages at Trinidad. Nitrogen solutions sales volumes dropped 57 percent and US urea volumes declined by 32 percent compared to the first nine months of 2003. The reduced tonnes negatively impacted year-to-date net sales by $39.6 million for nitrogen solutions and $40.7 million for urea, respectively; however, these reductions were offset by $22.7 million realized due to increases in average prices in those products. The high natural gas price environment contributed to an 18-percent increase in average realized US ammonia prices, resulting in $13.6 million additional net sales compared to the prior year. At our Trinidad facility, average ammonia and urea prices climbed 29 percent and 18 percent, respectively, favorably impacting net sales by $66.1 million. Higher average realized prices for nitric acid and ammonium nitrate were also the primary reason for the $16.4 million increase in net sales compared to the first nine months of 2003.

      The company’s average unit cost of natural gas continued to climb during the quarter. Overall gas costs rose 22 percent from the second quarter, and were 46 percent higher than third-quarter 2003 ($3.76 per MMBtu compared to $2.57 per MMBtu). On a year-to-date basis, the average unit cost of natural gas in 2004 was $3.52 per MMBtu compared to $2.95 per MMBtu in 2003. This increase was a key factor in a 16-percent rise in per-tonne costs year over year. Within the US, our natural gas hedging activities reduced costs by $8.4 million for the quarter (2003 — $18.1 million). These hedging activities contributed $34.3 million to gross margin in the first nine months of 2004 compared to $73.1 million in last year’s same period.

Expenses and Other Income

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
Dollars (millions)	2004	2003	Change	2004	2003	Change

Selling and Administrative	$32.2	$24.2	33	$83.8	$71.8	17
Provincial Mining and Other Taxes	23.1	12.2	89	67.5	45.1	50
Provision for Plant Shutdowns	—	121.5	(100)	—	123.7	(100)
Provision for PCS Yumbes S.C.M.	—	140.5	(100)	5.9	140.5	(96)
Foreign Exchange Loss	20.1	2.2	814	2.0	41.5	(95)
Other Income	19.1	5.2	267	35.2	21.6	63
Interest Expense	20.8	24.6	(15)	63.8	67.2	(5)
Income Tax Expense (Recovery)	37.1	(49.6)	n/m	97.8	(27.5)	n/m
n/m = not meaningful

     Selling and administrative expenses increased $8.0 million on a quarter-over-quarter basis and $12.0 million on a year-over-year basis. This increase was attributable primarily to our performance-based compensation programs. Given the strength of our share price, higher accruals were recorded in respect of incentive programs linked to certain corporate performance measures, including total shareholder return. Additionally, $2.1 million in compensation expense relating to stock options was recorded during the quarter ($6.2 million year to date). This non-cash expense arose on the prospective adoption of a new provision of Canadian GAAP in fourth-quarter 2003. As such, no corresponding amounts relating to stock options were recorded in the first nine months of 2003.

      Provincial Mining and Other Taxes increased by $10.9 million on a quarter-over-quarter basis and $22.4 million year over year as a result of an increase in sales volumes and profit per tonne. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. Effective January 2003, the provincial government reduced the profits tax on all incremental sales tonnes above the 2001 and 2002 average of 5.722 million tonnes. In addition, to the extent that net capital spending is greater than 90 percent of 2002 net expenditures, the excess is fully deductible in the current year. These changes have allowed the company to begin expanding capacity at Rocanville. The Saskatchewan divisions and the New Brunswick division also pay a provincial Crown royalty, which is accounted for in cost of goods sold.

      Refer to the section titled, “Status of Restructuring Activities” for a discussion of the provision for plant shutdowns and provision for PCS Yumbes S.C.M.

      The company experienced a net foreign exchange loss of $20.1 million in third-quarter 2004 (2003 — $2.2 million). The significant third quarter loss arose primarily from the period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position. This loss was offset slightly by $1.3 million in gains realized from corporate treasury activities. The marked increase in foreign exchange loss quarter over quarter and year over year was due predominantly to the considerable strengthening of the Canadian dollar relative to the US dollar during those periods. Specifically, the Canadian dollar closed the third quarter of 2004 $0.08 stronger than at June 30, 2004 and $0.03 stronger than at December 31, 2003. This compares to the strengthening of the Canadian dollar by $0.23 from December 31, 2002 to September 30, 2003 and a nominal appreciation from June 30, 2003 to September 30, 2003.

      Other income rose $13.9 million from last year’s same quarter and $13.6 million on a year-over-year basis due primarily to (i) improvements in the company’s share of earnings and dividends, respectively, from global potash investments in Sociedad Quimica y Minera de Chile S.A. (“SQM”) and Israel Chemicals Limited; and, (ii) the company’s share of earnings pertaining to its October 2003 equity investment in Arab Potash Company.

      Interest expense decreased $3.8 million quarter over quarter and $3.4 million year over year, mainly as a result of reduced commercial paper balances outstanding, initiation of interest rate hedging activities in

January and February 2004, capitalization of interest on the Rocanville expansion, and a substantial build-up of cash balances through September 2004. Weighted average long-term debt outstanding in the third quarter of 2004 was $1,269.4 million (2003 — $1,272.7 million) with a weighted average interest rate of 6.9 percent (2003 — 6.9 percent). Weighted average long-term debt outstanding for the first nine months of 2004 was $1,269.6 million (2003 — $1,217.4 million) with a weighted average interest rate of 6.9 percent (2003 — 7.0 percent). The weighted average interest rate on short-term debt outstanding in the third quarter of 2004 was 1.7 percent (2003 — 1.4 percent) and for the first nine months of 2004 was 1.3 percent (2003 — 1.5 percent).

      The company’s effective consolidated income tax rate for the third quarter and first nine months of 2004 approximated 33 percent of income before income taxes. This compares to an effective consolidated income tax rate of approximately 40 percent (exclusive of the charges relating to PCS Yumbes described below) for the comparable periods in 2003. The decrease in rate is due primarily to the impact of Saskatchewan resource tax incentives, changes to the Canadian federal resource allowance, and the scheduled Canadian federal statutory rate reduction. Notwithstanding the reduction in effective rate, income tax expense increased substantially quarter over quarter and year over year, driven by the substantial rise in operating income levels. For the first nine months of 2004, 65 percent of the effective rate pertained to current income taxes and 35 percent related to future income taxes. The increase in the current tax provision from zero percent in 2003 and from 60 percent in the first six months of 2004 is primarily due to increases in potash operating income in Canada.

Status of Restructuring Activities

Memphis and Geismar Nitrogen Operations — 2003

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The plants have not been re-started since that time.

      The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 million in connection with costs of special termination benefits in the third quarter of 2003. The number of employees terminated as a result of the shutdowns was 187, of which 186 had left the company as of September 30, 2004. The company has made payments relating to the terminations totaling $4.2 million. All remaining workforce reduction costs pertaining to the 187 employees are expected to be paid by December 31, 2004.

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

      In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $11.1 million and nominal annual expenditures for site security and other maintenance costs. The other shutdown-related costs have not been recorded in the consolidated financial statements as of September 30, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

      No additional costs were incurred in connection with the nitrogen plant shutdowns in the first nine months of 2004.

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

      The Kinston property was sold in the third quarter of 2004 for nominal proceeds. There was no significant gain or loss on sale. No additional costs were incurred in connection with the phosphate plant shutdown in the first nine months of 2004.

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

      The company plans to eliminate all employee positions at PCS Yumbes by December 31, 2004 and has recorded a provision of $1.8 million pertaining to contractual termination benefits to be paid, primarily under Chilean law. As of September 30, 2004, 148 of the employees had left the company. The remaining 76 employees are expected to leave the company by December 31, 2004, and all remaining workforce reduction costs are expected to be paid by that date.

      The company had incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements. The company recorded a provision of $11.1 million in the third quarter of 2003 for these contract termination costs and $0.1 million remained to be paid at September 30, 2004.

          2004

      During the second quarter of 2004, the company recorded an additional writedown of $5.9 million, relating primarily to certain mining machinery and equipment that will not be transferred to SQM under the terms of the agreement and that management plans to sell prior to the end of the year. As of September 30, 2004, the fair value and carrying amount of the machinery and equipment that remains to be sold was $1.1 million. For measurement purposes, fair value was determined in reference to market prices for similar assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

      The following aggregated information about our contractual obligations and other commitments aims to provide insight into our short- and long-term liquidity and capital resource requirements. The information presented in the table below does not include obligations that have original maturities of less than one year or planned capital expenditures.

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term Debt (Including Interest)	$1,740.5	$82.4	$573.0	$105.6	$979.5
Operating Leases	507.6	64.2	121.2	88.4	233.8
Purchase Obligations	930.6	110.2	185.7	162.8	471.9
Other Commitments	58.2	15.8	19.1	17.0	6.3
Other Long-term Liabilities	313.0	33.6	43.8	33.8	201.8

Total	$3,549.9	$306.2	$942.8	$407.6	$1,893.3

          Long-term Debt

      Long-term debt consists of $1,250.0 million of notes payable that were issued under our US shelf registration statements, $9.0 million of Adjustable Rate Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement (described in Note 11 to the 2003 annual consolidated financial statements) and other commitments of $4.3 million payable over the next five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The Adjustable Rate Industrial Revenue and Pollution Control Obligations bear interest at varying rates, are secured by bank letters of credit and have no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. Neither the Industrial Revenue and Pollution Control Obligations nor the other long-term debt instruments are subject to any financial test covenants but each is subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for acceleration of other debt of $25.0 million or more. Non-compliance with any of the above covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at September 30, 2004.

      The commitments included in the above table include our cumulative scheduled interest payments on fixed and variable rate long-term debt, totaling $471.3 million. Interest on variable rate debt is based on prevailing interest rates. Except as described immediately below, there have been no significant changes to long-term debt during the first three quarters of 2004.

      In January and February 2004, the company entered into interest rate swap contracts that effectively converted a notional amount of $300.0 million of fixed rate debt (due 2011) into floating rate debt based on six-month US dollar LIBOR rates. In October 2004, the company terminated the interest rate swap contracts referred to above. The company did not enter into any interest rate swap contracts in 2003.

          Operating Leases

      We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2020 (excluding mineral leases).

      The most significant operating leases consist primarily of three items. The first is our lease of railcars used to transport finished goods and raw materials. These leases extend to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2011 with the other two agreements terminating in 2016.

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

Sources and Uses of Cash

      The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30

Dollars (millions)	2004	2003	2004	2003

Cash Provided by Operating Activities	$168.6	$128.4	$481.1	$239.4
Cash Used in Investing Activities	$(43.1)	$(37.3)	$(82.9)	$(92.0)
Cash Provided by (Used in) Financing Activities	$48.7	$(96.7)	$(22.2)	$(114.0)

      The following table presents summarized working capital information as at September 30, 2004 compared to December 31, 2003:

	September 30,	December 31,
Dollars (millions) except ratio amounts	2004	2003

Current Assets	$1,103.6	$733.9
Current Liabilities	$(572.6)	$(557.8)
Working Capital	$531.0	$176.1
Current Ratio	1.93	1.32

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

      Cash provided by operating activities was $168.6 million, up $40.2 million from the third quarter last year. Stronger gross margin in potash ($120.8 million as compared to $52.3 million) driven by higher prices and another quarter of record volumes contributed significantly to the improvement. In addition, working capital requirements were lower by $34.8 million, largely due to reduced inventory levels resulting from the high volume of potash shipments. Strong nine month 2004 potash and nitrogen margins were a key factor in the $241.7 million increase in cash provided by operating activities compared to the same period last year. In addition, working capital requirements were $99.3 million lower, principally due to reduced potash inventory levels, improvements in phosphate work in process and feed inventory management, an increase in margin deposits, and an increase in income taxes and provincial mining taxes payable on higher profits in our Canadian potash operations.

      Cash used in investing activities increased $5.8 million quarter over quarter and declined $9.1 million year over year. Additions to property, plant and equipment were $10.5 million and $12.0 million higher compared to last year’s three and nine month periods, respectively. However, cash outlays in connection with other assets declined $4.2 million and $19.3 million during these same periods, primarily due to lower spending, reductions in long-term inventory balances, and the fact that issuance costs were incurred in fiscal 2003 relating to a $250.0 million offering of 4.875 percent notes due in 2013.

      Cash provided by financing activities during the quarter was $48.7 million, an increase of $145.4 million compared to the same quarter last year. The principal reasons for the change relate to (i) receipt of $53.6 million more proceeds from the issuance of common shares (mostly arising from the exercise of stock options as our share price appreciated substantially during the quarter); and, (ii) a $91.5 million change in commercial paper balances as part of our cash and debt management program.

      Year over year, cash used in financing activities declined $91.8 million. In March 2003, we issued $250.0 million of notes under our US shelf registration statement. The net proceeds from the issue of these notes were used to make short-term debt repayments of $208.8 million in that quarter, and a total of $329.6 million was repaid in the first nine months of 2003. In the first three quarters of 2004, the company paid down short-term debt by $81.3 million entirely with cash generated from operations. Cash received year to date from share issuances contributed $99.6 million in financing activities, compared to $5.5 million in the first nine months of 2003. Stock options exercises were prevalent due to a marked share price increase. The company’s NYSE share price at September 30, 2004 was $64.17 (2003 — $35.28) compared to $43.24 at December 31, 2003 (2002 — $31.80).

      The company has historically paid quarterly dividends to shareholders at a rate of $0.125 per share on a post-split basis, and all such payments were made in the first three quarters of 2004 and 2003. In July 2004, the company announced that its quarterly cash dividend payment would be increasing to $0.15 per share, commencing with the dividend payable in November 2004.

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

Debt Instruments

	Dollars (millions)

		Amount	Amount
		Outstanding at	Available at
	Total	September 30,	September 30,
	Amount	2004	2004

Syndicated Credit Facility	$750.0	$—	$655.1
Line of Credit	75.0	2.6	55.7
Commercial Paper	500.0	94.9	405.1
US Shelf Registration	2,000.0	1,250.0	750.0

      PotashCorp has a $750.0 million syndicated credit facility, renewable annually, which provides for unsecured advances. In September 2004, the company renewed the facility for one year, amended the table of interest rate margins applicable to any funds borrowed under the facility and expanded the class of permitted liens under the facility’s covenant on encumbrances. The credit facility amendment and a description thereof are provided in our Current Report on Form 8-K dated September 21, 2004. The amount available to the company is the total committed amount less direct borrowings and commercial paper outstanding. No funds were borrowed under the facility as of September 30, 2004. The line of credit is also renewable annually, and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which the company must comply at each quarter end. Principal covenants under the credit facility and line of credit require debt to capital of less than or equal to 0.55:1, long-term debt to EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries less than $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and termination of the line of credit. The company was in compliance with all covenants as at September 30, 2004.

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

      At the end of September 2004, our weighted average cost of capital was 8.2 percent (2003 — 7.3 percent), of which 18 percent represented debt and 82 percent equity. The increase was principally due to a shift in mix to equity — which carries a higher cost than debt — as the stock price closed 82-percent higher this quarter end compared to last year’s same quarter.

Off-Balance Sheet Arrangements

      In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our Consolidated Statements of Financial Position or are recorded on our Consolidated Statements of Financial Position in amounts that differ from the full contract amounts. Principal off-balance sheet activities we undertake include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. These types of arrangements are discussed below.

Guarantee Contracts

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) related to certain subsidiaries have been directly guaranteed by the company under agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $113.4 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At September 30, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt and cash margin requirements of approximately $33.4 million to maintain derivatives, which are included in accounts payable and accrued charges.

      During the first nine months of 2004, the company renewed its letter of credit in respect of the Province of Saskatchewan’s potash decommissioning and reclamation financial assurance requirements and entered into various other commercial letters of credit in the normal course of operations. Refer to Note 15 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of other guarantees relating to the company.

Derivative Instruments

      Under Canadian GAAP, the company does not record the fair value of derivatives designated (and qualifying) as effective hedges on its Consolidated Statements of Financial Position.

      The company has designated its natural gas derivative instruments as cash flow hedges. The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to manage the cost on a portion of our natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. By policy, except as specifically permitted by the company’s Gas Policy Advisory Committee, the maximum period for these hedges cannot exceed five years. The company uses these instruments to reduce price risk, not for speculative purposes. The fair value of the company’s gas hedging contracts at September 30, 2004 was $89.8 million. The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. In January and February 2004, the company entered into interest rate swap agreements with total notional amounts of $300.0 million, whereby the company, over the remaining terms of the underlying notes, would receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on six-month US dollar LIBOR. The fair value of the swaps outstanding at September 30, 2004 was a liability of $0.7 million. In October 2004, the company terminated the interest rate swap contracts referred to above for cash proceeds of $3.0 million and a gain of

$0.8 million. Hedge accounting has been discontinued prospectively and the associated gain will be recognized in income over the remaining term of the debt in the same periods as the corresponding interest expense.

      Refer to Note 27 of our 2003 Annual Report for detailed information regarding the nature of our financial instruments. Other than as described above, there have been no significant changes to these instruments during the first three quarters of 2004.

Long-term Fixed Price Contracts

      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Contractual Obligations and Other Commitments.”

OUTSTANDING SHARE DATA

      The company had, at September 30, 2004, 109,065,096 common shares issued and outstanding, compared to 106,224,432 common shares issued and outstanding at December 31, 2003. At September 30, 2004, there were 7,967,434 options to purchase common shares outstanding, as compared to 10,876,022 at December 31, 2003.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2004 were $130.7 million (2003 — $58.6 million). On a year-to-date basis, these sales were $315.1 million (2003 — $200.4 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

      In connection with entering into the option agreement with SQM in 2003, PCS Yumbes has agreed to purchase potash from SQM at a negotiated price that approximates market value. In addition, PCS Yumbes has agreed to sell to SQM all of its potassium nitrate production at a negotiated price that approximates market value. Both agreements are in effect until no later than December 31, 2004. Potash purchases from SQM for the quarter were $1.3 million (2003 — $5.3 million). On a year-to-date basis, these purchases were $6.0 million (2003 — $8.0 million). Potassium nitrate sales to SQM for the quarter were $6.0 million (2003 — $7.3 million). On a year-to-date basis, these sales were $20.1 million (2003 — $17.2 million). All transactions with SQM are settled on normal trade terms.

CRITICAL ACCOUNTING ESTIMATES

      Our discussion and analysis of our financial condition and results of operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 16 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

      In 2003, the company approved plans to restructure certain operations. Those plans required significant estimates to be made of: (i) the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows, and (ii) employee termination, contract termination and other exit costs. Because restructuring activities are complex processes that can take several months to complete, they involve periodically reassessing estimates. Refer to Note 6 and Note 7 to the unaudited interim consolidated financial statements for management’s current estimate assessments.

      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46(R) was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption. In Canada, Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”, is harmonized with FIN No. 46(R). The CICA has recently amended AcG-15 in an effort to clarify certain issues. The amended guideline is effective for all annual and interim periods beginning on or after November 1, 2004. The company does not expect application of the guideline to have a material impact on its consolidated financial statements.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law in the US. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-2 supersedes FSP No. 106-1 of the same title, and provides guidance on the accounting, disclosure and transition related to the Act. The company applied the provisions of the FSP prospectively as of July 1, 2004. The federal subsidy had the effect of reducing the company’s accumulated post-retirement benefit obligation by $26.9 million and did not have a significant impact on the measurement of the net periodic post-retirement benefit cost for the period.

      In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. In September 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date of certain guidance on how to evaluate and recognize an impairment loss that is other than temporary, pending issuance of proposed FSP EITF Issue 03-1-a. The company does not expect this consensus or FSP to have a material impact on its consolidated financial statements.

      In March 2004, the FASB issued an exposure draft, “Share-Based Payment — an amendment of Statements No. 123 and 95” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposal would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB deferred the effective date of the proposal to interim or annual periods beginning after June 15, 2005, meaning that an entity would apply the guidance to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. The company is reviewing the proposal to determine the potential impact, if any, on its consolidated financial statements.

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

      In July 2004, the EITF discussed Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”. At its September meeting, the EITF generally supported an approach that stripping costs incurred during production are mine-development costs that should be capitalized as an investment in the mine, and these capitalized costs should be attributed to reserves in a systematic and rational manner. The EITF clarified that an enterprise would be expected to perform a detailed analysis of its particular facts and circumstances to support its method of attribution. Furthermore, an enterprise specifically must attribute stripping costs incurred during production to reserves that directly benefit from the stripping activities. The EITF did not make this a final consensus because it wanted to explore the impact of any consensus on mines with differing physical patterns of ore location (which affects the overall timing of attribution). Further discussion of this issue is expected at the November EITF meeting.

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

      In September 2004, SEC staff provided guidance on the use of the so-called “residual method” to value acquired intangible assets other than goodwill in a business combination. The SEC concluded that the residual method does not comply with the requirements of FASB Statement No. 141, “Business Combinations”, and, accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized. Similarly, impairment testing of intangible assets should not rely on a residual method, and should comply instead with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The residual method should not be used in accounting for intangible assets (other than goodwill) acquired in business combinations completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing will be required to perform an impairment test (no later than the beginning of their first fiscal year beginning after December 15, 2004) using a direct method. The company does not expect this announcement to have a material impact on its consolidated financial statements.

      In September 2004, the EITF discussed Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a tentative consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. If ratified, the effective date of this consensus would be for a component of an entity that has been either disposed of, or classified as held-for-sale, in periods beginning after December 15, 2004. Further discussion of this issue is expected at the November EITF meeting.

      In October 2004, the CICA decided to defer the mandatory effective date of proposed Section 1530, “Comprehensive Income”, proposed Section 3855, “Financial Instruments — Recognition and Measurement” and proposed Section 3865, “Hedges”, by one year, in order to allow adequate time for implementation. The guidance will now apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The CICA expects to issue the new pronouncements in the first quarter of 2005.

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

      In 2002, management reported to the Board of Directors on our most significant risks, our risk response options and our risk administration. In 2003, we updated the Board of Directors on the progress made on those risks, and reported on the next tier of risks. Refer to our 2003 Annual Report for information regarding management’s assessments of the company’s risks. In the first nine months of 2004, as part of its ongoing assessment of risks relating to the company, management has reviewed and reported to the Board of Directors and continues to monitor the company’s risk management practices. The identification and management of risk is an ongoing process because circumstances change and risks change with them.

OUTLOOK

      Inventories for all three nutrients are well below the five-year average, creating tight supply/ demand fundamentals. According to The Fertilizer Institute, producers’ inventories of potash were 42 percent below the five-year average at the end of September while DAP inventories were 33 percent below and urea was 44 percent below. Coupled with strong demand globally, the momentum looks set to continue.

      While the record harvest has put near-term pressure on grain prices, most farmers are enjoying excellent yields at previously locked-in higher prices and are facing nutrient depletion of their land. These nutrients will need to be replenished before the next planting season. Even with a bumper crop in most agricultural regions, the world’s grain stocks-to-use ratio is still projected to be 18.1 percent, according to the United States Department of Agriculture. With the exception of last year, that is the lowest ratio since 1975. The current low grain prices have a closer correlation with phosphate, if anything, than with potash or nitrogen, where capacity constraints and natural gas are determining the market outlook.

      In potash, North American sales volumes should increase from third-quarter levels as orders placed earlier this year are filled and dealers ramp up for 2005. In fact, second-half 2004 volumes to North American customers should equal second-half 2003 volumes. In the offshore market, Canpotex now expects to draw 8.0 million tonnes from its producers in 2004, which will keep volumes healthy. PotashCorp currently supplies 54.2 percent of Canpotex sales. Prices in both markets are expected to end the fourth quarter at higher levels than the third quarter. In 2003, PotashCorp produced 7.1 million tonnes KCl. We believe we can bring on 2.5 million tonnes of our excess capacity in short order with little or no new capital cost. We also believe an additional 2.5 million tonnes could be brought on stream with an investment over several years, previously estimated to approximate $300 million. The company is continuing its assessment of the capital investment required to bring on this additional tonnage.

      Potash shipments to China will continue in 2004 under contract pricing, which is lower than current world prices. Although ocean freight rates rose throughout the quarter, Canpotex has locked in freight rates for approximately half of delivered sales for the rest of the year, so the exposure is lessened. On November 5, 2004 the company announced that Canpotex had signed a 2005 sales contract for 1.5 million tonnes red standard grade potash with Sinochem, China’s largest potash importer. The agreement includes a 10 percent additional volume option and provides a price increase of $40 per tonne over last year’s contract price. Canpotex has also contracted for the sale of 0.3 million tonnes of white standard grade potash at a $43 per tonne price increase over last year’s contract price. Over and above the sale of the two grades of standard product, Canpotex and Sinochem have negotiated a 2005 contract for 0.3 million tonnes of granular potash at prices $10 above the red standard price. This will be the first time Sinochem has ever taken granular product. In total, Sinochem is expected to take a minimum of 2.1 million tonnes of product from Canpotex in 2005, an increase of 27 percent over the 1.65 million expected sales tonnes in 2004.

      In nitrogen, NYMEX natural gas prices will likely remain high. With ammonia prices tracking gas prices, this makes our Trinidad asset with its low-cost gas increasingly valuable. Hence, the strong performance of this nutrient should continue.

      For the fourth quarter, PotashCorp’s natural gas requirements are approximately 80 percent hedged at $3.35/MMBtu. At current gas prices, the remaining 2004 hedge portfolio is valued at approximately $10.0 million. For 2005, including Trinidad indexed gas pricing, the company is approximately 70 percent hedged at $2.65/MMBtu. Our US hedge position is subject to collared profits from November 2004 through to March 2005.

      The market for solid phosphate fertilizer remains tight. Prices, which began to edge up by the end of the third quarter, should improve further as China is expected to fulfill its PhosChem obligation in the fourth quarter. Any margin improvement in phosphate could be tempered by higher ammonia prices. While the feed business has been under pressure, the company has recently announced a $33.00 per tonne price increase effective December 1, 2004. Our industrial business is expected to be our top achiever in phosphate, with gross margin approximating 25 percent of net sales.

      Given these conditions, the outlook for the fourth quarter is positive. PotashCorp now expects 2004 earnings to be in the range of $2.40 to $2.50 per share, depending on the Canadian dollar. This is up from the previous guidance of $2.13 to $2.38 per share and assumes a Canadian dollar exchange rate of 1.26 by the end of the year. Every one-cent change in the Canadian dollar impacts our foreign exchange gain/loss line item by approximately $3.0 million or $0.02 per share. We expect these earnings would generate cash from operating activities of approximately $600.0 million.

      The overall effective income tax rate is still expected to approximate 33 percent for the year with a current/ future split of 65/35. Provincial mining and other taxes should approximate 21 percent of potash gross margin for the fourth quarter, depending on sales mix.

FORWARD LOOKING STATEMENTS

      Certain statements in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after September 30, 2004, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2004, our estimated derivative commodity instruments market risk exposure was $31.3 million (2003 — $21.5 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2004 through 2014, will generally relate to changes in the spot price of anticipated natural gas purchases.

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

      As at September 30, 2004, we had entered into forward exchange contracts to sell US dollars and receive Canadian dollars in the notional amount of $30.0 million (2003 — $38.0 million) at an average exchange rate of 1.3654 (2003 — 1.3916). Expected maturity dates for all forward contracts are within fiscal 2004.

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

      As at September 30, 2004, our short-term debt (comprised of commercial paper) was $94.9 million, our current portion of long-term debt was $1.3 million and our long-term debt was $1,267.9 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. In January and February 2004, we entered into contracts that exchanged a notional amount of $300.0 million of our 7.75 percent fixed rate notes into floating rate debt based on six-month US LIBOR rates. The company terminated the interest rate swap contracts in October 2004.

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

      As of September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Pamlico-Tar River Foundation

      On April 4, 2002, the Pamlico-Tar River Foundation filed a complaint under the Clean Water Act against the U.S. Army Corps of Engineers (the “Corps”), the U.S. Environmental Protection Agency, several individual employees of those agencies and us in U.S. District Court for the Eastern District of North Carolina contesting and seeking revocation of our 1997 Corps permit and alleging that the U.S. Environmental Protection Agency and the Corps, in the issuance of the permit, violated certain requirements under the Clean Water Act and the National Environmental Policy Act governing their evaluation of the activities to be permitted and of reasonable and practicable alternatives to those activities. On July 20, 2004, the District Court heard oral argument on motions for summary judgment which were filed by all parties. On August 6, 2004, we and the governmental parties received summary judgment upholding the issuance of the permit. The appeal period has expired.

ITEM 6.     EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

Exhibit
Number	Description of Document

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

Exhibit
Number	Description of Document

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(jj)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

November 5, 2004

By:	/s/ JOHN L.M. HAMPTON

John L.M. Hampton
Senior Vice President, General Counsel and Secretary

November 5, 2004

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

Exhibit
Number	Description of Document

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(z) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2000 (the “First Quarter 2000 Form 10-Q”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

Exhibit
Number	Description of Document

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(jj)	Chief Executive Officer Medical and Dental Plan, incorporated by reference to Exhibit 10(jj) to the 2000 Form 10-K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.