Form 10-K/A
period 2003-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2005-03-04
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

Form 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-10351

_________________

Potash Corporation of Saskatchewan Inc.

(Exact name of the registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

122 — 1st Avenue South

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

At June 30, 2004, the aggregate market value of the 53,620,914 (107,241,828 post August 2004 stock split) Common Shares held by non-affiliates of the registrant was approximately $5,195,866,568.73.

At February 28, 2005, the registrant had 111,433,020 Common Shares outstanding on its share register.

Explanatory Note

The registrant hereby amends Items 10, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Original Form 10-K”) which was filed with the Securities and Exchange Commission on March 15, 2004. The remainder of the Original Form 10-K is not reproduced in this amendment, and this Amendment No. 1 to the Original Form 10-K (the “Amendment”) does not reflect events occurring after the filing of the Original Form 10-K or, except as indicated with respect to information relating to the non-independent status of a director and certain relationships and related transactions, modify or update the Original

Form 10-K.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information under "Election of Directors" and the second paragraph of page 13 regarding "audit committee financial experts" in our 2004 Proxy Circular, attached as Exhibit 99 to the Original Form 10-K, is incorporated herein by reference. The information under “Election of Directors,” however, is amended by the Amendment to indicate that Elena Viyella de Paliza, a member of our Board of Directors, is not independent. Further information is set forth under Item 13 of this Amendment.

Information concerning executive officers is set forth under "Our Executive Officers" in Part I.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under "Election of Directors" and under "Ownership of Shares" in our 2004 Proxy Circular, attached as Exhibit 99 to the Original Form 10-K, is incorporated herein by reference. The information under “Election of Directors,” however, is amended by the Amendment to indicate that Elena Viyella de Paliza, a member of our Board of Directors, is not independent. Further information is set forth under Item 13 included in this Amendment.

Equity Compensation Plan Information

The following table provides information about shares of Potash Corporation of Saskatchewan Inc. that may be issued under our compensation plans, as of December 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (as at Dec. 31, 2003)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,438,011	$ 69.40	26,714
Equity compensation plans not approved by security holders	n/a	n/a	n/a

ITEM 13. Certain Relationships and Related Transactions.

The information under "Election of Directors" and "Executive Compensation" in our 2004 Proxy Circular, attached as Exhibit 99 to the Original Form 10-K, is incorporated herein by reference. The information under “Election of Directors,” however, is amended by the Amendment to indicate that Elena Viyella de Paliza, a member of our Board of Directors, is not independent.

The father and brother of Elena Viyella de Paliza, a member of our Board of Directors since May 2003 and a member from May 2004 to February 2005 of the Compensation Committee, each served, during calendar year 2003, and continue to serve, as executive officers of Fertilizantes Santo Domingo, C. por A (“Fersan”), a fertilizer bulk blender and distributor of agrichemicals based in the Dominican Republic and a customer of the registrant. Our sales to Fersan are made in the ordinary course of business and on trade terms that are customary in the industry and generally consistent with the terms of comparable transactions of the registrant with other customers. Ms. Paliza has no direct or indirect interest in such transactions. In 2003 and 2004, sales in an aggregate amount of approximately $9.1 million and $16.2 million, respectively, were made by the registrant to Fersan. Because the aggregate amount of such sales exceeded 2% of Fersan’s consolidated gross revenues for 2003 and 2004, Ms. Paliza did not meet one of the requirements for independence under the relevant rules of the NYSE or under our governance principles, which incorporate the NYSE standards. Ms. Paliza continues as a member of our Board of Directors and is on the Executive Committee and the Safety, Health and Environment Committee of the Board. Ms. Paliza is no longer a member of the Compensation Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DALLAS J. HOWE	Chair of the Board	March 3, 2005
Dallas J. Howe
/s/ WAYNE R. BROWNLEE	Senior Vice President, Treasurer and Chief	March 3, 2005
Wayne R. Brownlee	Financial Officer (Principal financial and
accounting officer)

/s/ WILLIAM J. DOYLE	President and Chief Executive Officer	March 3, 2005
William J. Doyle
/s/ FREDERICK J. BLESI	Director	March 3, 2005
Frederick J. Blesi
/s/ JOHN W. ESTEY	Director	March 3, 2005
John W. Estey
/s/ WADE FETZER III	Director	March 3, 2005
Wade Fetzer III
/s/ ALICE D. LABERGE	Director	March 3, 2005
Alice D. Laberge
/s/ JEFFREY J. MCCAIG	Director	March 3, 2005
Jeffrey J. McCaig
	Director	March 3, 2005
Mary Mogford
/s/ PAUL J. SCHOENHALS	Director	March 3, 2005
Paul J. Schoenhals
.	Director	March 3, 2005
E. Robert Stromberg, Q.C.
/s/ JACK G. VICQ	Director	March 3, 2005
Jack G. Vicq
/s/ ELENA VIYELLA DE PALIZA	Director	March 3, 2005
Elena Viyella de Paliza

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
-----------	----------------------

31 (a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.