Form 10-K
period 2004-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2005-03-11
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
          At February 28, 2005, the registrant had 111,290,020 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the “2004 Annual Report”), filed as Exhibit 13, are incorporated by reference into Part II.
          Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 5, 2005 (the “2005 Proxy Circular”), attached as Exhibit 99, are incorporated by reference into Part III.

PART I
PART II
PART III
PART IV
SIGNATURES
Exhibit 10(x)
Exhibit 10(jj)
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
      Forward-looking statements are subject to important risks, uncertainties and assumptions that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;

•	changes in competitive pressures, including pricing pressure;

•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;

•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;

•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;

•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including ocean freight;

•	unexpected geological conditions;

•	changes in capital markets and in currency and exchange rates;

•	the outcome of legal proceedings;

•	changes in government regulations, including environmental regulations, which could increase our costs of compliance and otherwise affect our business; and

•	acquisitions we may undertake in the future.
      We sell to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.
      In addition to the factors mentioned above, the information under “Risk Management” on pages 44 and 45 in our 2004 Annual Report, included here as Exhibit 13, is incorporated herein by reference. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this document will occur or, if they do, of what impact they will have on our business or on our results of operations and financial condition.

PART I

ITEMS 1 and 2.	Business and Properties.
General
      We are one of the world’s largest integrated fertilizer and related industrial and feed products companies. We are the largest producer of potash worldwide by capacity. In 2004, our potash operations represented an estimated 16% of global production, 22% of global potash capacity and 85% of global potash excess capacity. We are the third largest producer of phosphates worldwide by capacity. In 2004, our phosphate operations represented an estimated 6% of world phosphoric acid production. We are the fourth largest producer of nitrogen products worldwide by capacity. In 2004, our nitrogen operations represented an estimated 2% of world ammonia production.
      Our potash is produced from six mines in Saskatchewan and one mine in New Brunswick. Of these mines, we own and operate five in Saskatchewan and the one in New Brunswick.
      Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and industrial acid, which is used in food products and industrial processes. We believe that our North Carolina facility is the world’s largest integrated phosphate mine and processing plant. We also have a phosphate mine and two chemical plant complexes in northern Florida, six phosphate feed plants in the United States and one feed plant in Brazil. In addition, we produce a variety of phosphate products at our Geismar, Louisiana facility.
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
      In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since 1993, we have made the following acquisitions of significance to the development of our company:

•	the New Brunswick potash mine and port facilities and our Patience Lake mine in Saskatchewan in 1993;

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;

•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products in 1997;

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick in 1998;

•	in 1999, PCS Yumbes, a producer of potassium nitrate, sodium nitrate and iodine, which we then sold to Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in December 2004;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

•	20% of the total outstanding equity of SQM in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired Israel Chemicals Ltd.’s entire indirect interest in SQM, resulting in a current indirect holding of 24.99% of the outstanding equity of SQM;

•	26% of the shares of Arab Potash Company from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003.
Potash Operations
      Our potash operations include the mining and production of potash, which is predominantly used as fertilizer.

Properties
      All potash produced by the Company in Saskatchewan is in the southern half of the Province, where extensive potash deposits are found. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporite, which lies about 3,000 feet below the surface. The evaporite deposits, which are bounded by limestone formations, contain the potash beds of approximately 8 to 17 feet thickness. Three potash deposits of economic importance occur in the Province, the Esterhazy, Belle Plaine and Patience Lake Members. The Patience Lake Member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy Member is mined at the Rocanville and Esterhazy mines.
      Under a long-term mining and processing agreement effective through December 31, 2026, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. We are currently in the process of reviewing the extent, location and mining history of those mineral rights. We have the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2006, for which notice must be given no later than June 30, 2006. Mosaic has the option to abandon the mine at any time after December 31, 2011, thus terminating the mining and processing agreement. In each year the maximum finished product we are permitted to take under the mining and processing agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2005, we have notified Mosaic that we require 952,500 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. We share, on an annual basis, in such water inflow remediation costs.
      We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We produce granular product at our Cassidy Lake, New Brunswick facility using standard grade product from certain of our other mine sites. We also hold an interest in certain oil and gas rights within the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., now supply the New Brunswick facility with natural gas to meet its fuel needs. During the investigation for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of the existing mine operations. Exploration permits have been obtained and preliminary seismic and drilling has taken place. We are exploring this area for possible future development.
      We control the right to mine 614,065 acres of land in Saskatchewan. Included in these holdings are mineral rights to 507,309 acres contained in blocks around the six mines in which we have an interest, of which acres we own approximately 36%, approximately 50% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. Our remaining 106,756 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods.

      The following map shows the location of our Canadian mining operations.

Production
      We produce potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Approximately 9 grades of potash are produced to suit different preferences of the various markets.
      In 2004, our conventional potash operations (excluding Esterhazy) mined 21.49 million tonnes of ore at an average grade of 22.97% potassium oxide (K2O). In 2004, our potash production from all our operations (including Esterhazy) consisted of 7.914 million tonnes of potash (KCl) with an average grade of 60.98% K2O, representing 44% of North American production.
      Our present annual potash production capacity is approximately 12.5 million tonnes KCl, which includes maximum annual production under the mining and processing agreement with Mosaic of 952,500 tonnes at Esterhazy. This also includes a 400,000 tonne expansion at Rocanville which came on stream in the first quarter of 2005. In 2004, our production capacity represented an estimated 54% of the North American total capacity while our excess capacity was an estimated 95% of North American excess production capacity. We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method, while the other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.
      The New Brunswick mine is a conventional cut and fill mine. In addition to potash production, this mine also produced 0.59 million tonnes of sodium chloride (salt) in 2004. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

      The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

		2004 Production			2003 Production			2002 Production

				Finished			Finished			Finished
		Ore		Product	Ore		Product	Ore		Product
	Annual	(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	Capacity(4)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)

Lanigan	3.828	7.372	20.11	2.025	5.359	20.63	1.488	4.947	19.92	1.424
Rocanville(1)	2.695	5.334	24.25	1.833	5.999	23.50	1.989	5.060	23.26	1.700
Allan	1.885	3.862	25.22	1.344	2.790	24.78	0.934	2.537	24.43	0.864
Cory	1.361	2.531	24.95	0.738	2.459	25.03	0.730	2.376	24.96	0.677
Patience Lake(2)	1.033			0.239			0.251			0.230
New Brunswick	0.785	2.371	23.24	0.782	2.311	23.21	0.749	1.828	22.97	0.599

Totals(3)		21.470		6.961	18.918		6.141	16.748		5.494

(1)	Includes a 400,000 tonne expansion at Rocanville which came on stream in the first quarter of 2005.

(2)	Solution mine.

(3)	Does not include Finished Product from Esterhazy of .953 for each of 2004, 2003 and 2002.

(4)	Million tonnes of Finished Product (KCl).
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

Reserves
      The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 30 to 35 years. Reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within a one mile radius or distance from an existing sampled mine entry. A historical extraction ratio from the 30 to 35 years of mining results is then applied to estimate the reserves. Mineral Resources beyond the reserve calculations are contained within a seven to ten mile economic radius of the existing shafts depending upon travel conditions. The Company’s estimated recoverable ore as of December 31, 2004 for each of our Saskatchewan mines is as follows:

	Reserves		Mineral Resources

	Tonnes(1)(2)(3)	Average	Tonnes
	(Millions of tonnes	Grade	(Millions of tonnes of
	of recoverable ore)	(K2O)	recoverable ore)(2)(3)

Allan	242	25.9%	989
Cory	207	25.1%	743
Lanigan	424	22.0%	1,355
Rocanville	356	22.5%	393

(1)	There has been no third party review of reserve estimates within the last three years. Current estimates reflect refinements and adjustments to analysis conducted during 2004 using the above described methodology.

(2)	The extraction ratio of recoverable ore to in place material for each mine is as follows: Allan 0.32, Cory 0.26, Lanigan 0.30 and Rocanville 0.33.

(3)	The concentration of recoverable ore Tonnes to finished product (KCl) for each of the divisions is as follows: Allan 2.98, Cory 3.43, Lanigan 3.53, Rocanville 2.92.

      The Company believes that, based on its estimates of reserves and resources and with production rates at full capacity and utilizing current technology, each of the Allan, Cory and Lanigan mines has a life in excess of 100 years and the Rocanville mine has a life in excess of 98 years.
      Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate definitively the productive capacity of or the recoverable ore from this operation. However, based on information obtained upon the acquisition of the mine, current technology and the present mining area for this operation, the Company believes that the mine has a life of at least 39 years for the existing mine workings. Estimates are made utilizing the ore surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual evaporation rates from the ponds and the annual rate of KCl recovered from the ponds.
      Based on geophysics, exploration drill hole data, definition drilling underground and actual mining results, the Company estimates reserves of 87.1 million tonnes of recoverable ore at an average grade of 25.6% and 28.5 million tonnes of estimated finished product (KCl) at its New Brunswick mine. The Company believes that, based upon its reserve and resource estimates, the New Brunswick mine has a life of approximately 79 years with production at full capacity.
Phosphate Operations
      We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

Properties
      We conduct our phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes P2O5 per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a purified acid plant, a liquid fertilizer plant, a superphosphoric acid (SPA) plant, two diammonium phosphate (DAP) plants, a defluorinated phosphate (DFP) animal feed plant and a solid fertilizer plant capable of producing DAP, granular triple superphosphate (GTSP) or monoammonium phosphate (MAP). We are currently in the process of expanding the Company’s purified phosphoric acid production plant at Aurora, with completion scheduled for the second quarter of 2006. The expansion, which will not increase the plant’s overall capacity in phosphoric acid production, will increase the plant’s purified phosphoric acid capacity by 82,000 tonnes to 333,000 tonnes of purified phosphoric acid.
      The White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, three phosphoric acid plants, two DAP plants, an SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants, a phosphoric acid plant and superphosphoric plant located at the Swift Creek complex.

      The location of our Aurora and White Springs mining operations are as shown on the following map.
      At our Geismar, Louisiana facility, we manufacture a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant, an SPA plant, and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; Joplin, Missouri; and Sao Vincente, Brazil;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	terminal facilities at Morehead City, North Carolina and Savannah, Georgia.

Plant Locations	Phosphate Products Produced

Aurora, North Carolina	DAP, GTSP, MAP, SPA, Animal Feed, Liquid Fertilizer, purified acid, Merchant Grade Phosphoric Acid (“MGA”)
White Springs, Florida	SPA, DAP, MAP, MGA, Animal Feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana	MGA, SPA, liquid fertilizer
Marseilles, Illinois	Animal Feed
Weeping Water, Nebraska	Animal Feed
Joplin, Missouri	Animal Feed
Sao Vincente, Brazil	Animal Feed

Production
      We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2004, the Aurora facility’s total production of phosphate rock was 3.96 million tonnes and the White Springs facility’s total production of phosphate rock was 2.75 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997.
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
      Our phosphate operations purchase all of their ammonia at market rates from or through PCS Nitrogen and PCS Sales (USA), Inc., which are our wholly owned subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Much of the ammonia that we purchase from third parties is produced in Russia and imported through an ammonia terminal which we operate located within the port of Savannah (Garden City, Georgia).
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
Phosphate Rock
(Million Tonnes)

		2004		2003		2002
	Annual
	Capacity	Production	%P2O5	Production	%P2O5	Production	%P2O5

Aurora, NC	6.0	3.964	27.49	3.078	27.40	3.444	26.91
White Springs, FL	3.6	2.745	30.96	2.686	30.76	1.547	30.16
Geismar, LA	—	—	—	—	—	—	—

Total	9.6	6.709	28.91	5.764	28.96	4.991	27.92

Phosphoric Acid
(Million Tonnes P2O5)

	Annual	2004	2003	2002
	Capacity	Production	Production	Production

Aurora, NC	1.202	1.018	0.919	0.852
White Springs, FL	1.093	0.773	0.777	0.480
Geismar, LA	0.202	0.171	0.165	0.180

Total	2.497	1.962	1.861	1.512

Reserves
      Our phosphate deposits in North Carolina occur in a formation known as the Pungo River formation of the middle Miocene age. The formation, typically 75 feet to 125 feet below ground surface, is composed of interbedded phosphatic sands, silts and clays, diatomaceous clays, and phosphatic limestone. Phosphate of value in the ore horizon occurs as pellets of brown and black sand-sized particles, with flat-sided angular quartz grams and variable amounts of silt, clay and interbedded limestone. The phosphate ore

(matrix) horizon throughout is distinguished by its relative uniformity in thickness, percent P2O5 and other quality characteristics.
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
      Since receipt of the reports (1995 for Aurora and 1997 for White Springs) we annually adjusted and updated the ore reserve estimates for both the Aurora and White Springs operations by making adjustments for ore consumed, number of tons sterilized (i.e., bypassed), deletions (for property sold, traded or agreed to be set aside for environmental or other purposes), additions (based on land and mineral right acquisitions) and other appropriate adjustments. There has been no third party review of the estimates within the last three years.
      The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as at December 31, 2004 at an average grade of 30.7% P2O5.

	Tonnes of
	Phosphate Rock	Average Grade
	(millions of tonnes)	% P2O5

Aurora	361	30.7% P2O5
White Springs	57	30.7% P2O5

Total	418

      The reserves set forth above for Aurora would permit mining to continue at normal rates for about 74 years. The Aurora phosphate mine has an estimated annual capacity of 6.0 million tonnes of phosphate rock and its processing plants have the capacity to produce 1.2 million P2O5 tonnes of phosphoric acid. Prior to our acquisition of Texasgulf in April 1995, Texasgulf transferred approximately 408 million tonnes of phosphate reserves to a newly established company, the common stock of which was transferred to Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. We were granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves. In addition, the newly established company and Elf and Williams agreed, for a period of ten years from April 10, 1995, not to compete with us with respect to those reserves.
      At White Springs, we estimate that additional recoverable reserves equivalent to 6.0 million tonnes of phosphate rock could be purchased at market rates from nearby owners. Accordingly, the total reserves and available purchase rock of 63 million tonnes of phosphate rock at White Springs would sustain the mine for 17 years at a mining rate of 3.6 million tonnes per year. The White Springs mine has an estimated annual capacity of 3.6 million tonnes of phosphate rock and the processing plants have the capacity to produce annually 1.1 million P2O5 tonnes of phosphoric acid.
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

Production
      Unlike potash and phosphate, nitrogen is not mined. It is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. PCS Nitrogen can produce ammonia at all domestic plants and in Trinidad. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, nitrogen solutions, ammonium nitrate and nitric acid. Ammonia, urea, and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications, while nitric acid and ammonium nitrate is sold to industrial customers for various applications. Urea is also sold for animal feed applications.

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
      The Geismar plant is integrated within a larger chemical manufacturing complex owned by Honeywell International, Inc. (“Honeywell”). PCS Nitrogen and Honeywell have an agreement to provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security, dock and emergency services, and other essential services.
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

Raw Materials
      Natural gas is the primary raw material used for the production of nearly all of PCS Nitrogen’s products. For 2004, the purchase and transport of natural gas comprised over half of PCS Nitrogen’s total cost of goods sold, including the gain on our 2004 natural gas hedges in the U.S. of $43 million. In the U.S., PCS Nitrogen employs natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. With the exception of the Trinidad facility, PCS Nitrogen purchases most of its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to PCS Nitrogen’s facilities. Approximately 90% of PCS Nitrogen’s domestic consumption of natural gas is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.
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
Marketing
      The following table summarizes our sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three calendar years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2004	2003	2002

	(millions of dollars)
Potash
Canada	$48.3	$41.1	$27.8
United States	445.8	326.6	310.7
Canpotex(1)	421.9	260.6	241.2
Other	140.1	130.4	89.3

Total	$1,056.1	$758.7	$669.0

Phosphates
Canada	$82.5	81.0	$68.9
United States	680.6	655.9	534.8
PhosChem(1)	140.4	87.0	37.6
Other	74.4	60.0	72.7

Total	$977.9	$883.9	$714.0

Nitrogen
Canada	$5.0	10.4	$10.2
United States	1,116.2	1,087.1	774.4
Other	89.2	58.9	56.8

Total	$1,210.4	$1,156.4	$841.4

(1)	See discussion below for information regarding Canpotex Limited and PhosChem sales.

      The following table summarizes our total and net sales1 from potash, phosphate and nitrogen products, by category of product, in the past three calendar years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2004	2003	2002

	(millions of dollars)
Potash
Sales	$1,056.1	$758.7	$669.0
Freight	128.7	109.9	99.9
Transportation and distribution	32.6	29.7	24.6

	$894.8	$619.1	$544.5

Net Sales
Potash	$852.1	$566.8	$516.0
Miscellaneous (nitrates and salt)	42.7	52.3	28.5

	$894.8	$619.1	$544.5

Phosphate
Sales	$977.9	$883.9	$714.0
Freight	71.9	75.8	58.8
Transportation and distribution	29.4	26.2	18.4

	$876.6	$781.9	$636.8

Net Sales
Fertilizer — liquids	$147.3	$167.7	$144.9
Fertilizer — solids	324.7	249.2	113.4
Feed	190.6	182.6	216.8
Industrial	204.1	174.5	155.1
Miscellaneous	9.9	7.9	6.6

	$876.6	$781.9	$636.8

Nitrogen
Sales	$1,210.4	$1,156.4	$841.4
Freight	38.1	48.8	56.5
Transportation and distribution	42.3	42.8	37.5

	$1,130.0	$1,064.8	$747.4

Net Sales
Ammonia	$458.0	$368.0	$232.7
Urea	259.1	276.9	212.0
Nitrogen solutions	51.1	85.8	93.3
Nitric acid and ammonium nitrate	188.1	165.0	127.5
Purchased	151.5	149.6	61.1
Miscellaneous	22.2	19.5	20.8

	$1,130.0	$1,064.8	$747.4

      1 For further information about net sales, see the information under “Business Segment Review” on page 29 of our 2004 Annual Report, filed as Exhibit 13.

      For further financial information about our business segments and domestic and international sales, see Note 18 to our 2004 consolidated financial statements, incorporated by reference under Item 8 in this report on Form 10-K.
      We have a diversified customer base and, apart from sales to Canpotex Limited, no one customer accounted for more than 10% of our sales in 2004.
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
      At December 31, 2004, our sales and transportation and distribution functions were handled by 181 employees in Northbrook, Illinois and various other locations in the United States and Brazil, and 15 employees in Saskatoon, Saskatchewan.

North American Marketing
      In 2004, North American sales from potash products represented 15% of our total sales, substantially all of which was attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.
      In 2004, North American sales from phosphate products represented 24% of our total sales, substantially all of which was attributable to phosphate customers in the United States. In 2004, the majority of PCS Phosphate’s phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.
      In 2004, North American sales from nitrogen products represented 35% of our total sales and PCS Nitrogen’s non-fertilizer products accounted for approximately 61% of PCS Nitrogen’s nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2004, the majority of PCS Nitrogen’s nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.
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

Offshore Marketing
      Potash we produce in Saskatchewan for sale outside North America is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified marketing force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. All the shareholders of Canpotex, including us, have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The members of Canpotex have exempted production from our New Brunswick mine from this requirement. Any member may terminate its membership in Canpotex at specified times of the year on six months’ notice.
      In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. We currently supply 54.2% of Canpotex’s requirements. Canpotex generally sells potash to government agencies and private firms pursuant to contracts at negotiated prices or by spot sales.
      The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

	2004	2003	2002

Asia	69%	71%	72%
Latin America	22	21	16
Oceania	6	5	9
Europe	3	3	3

Total	100%	100%	100%

      For 2004, sales to Canpotex represented 13% of our total sales and offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of our total sales.
      Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, Mosaic Phosphates Company, Mosaic Fertilizer LLC, and Mississippi Phosphates Corporation. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the European Economic Area, sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, Mosaic Global Holdings, Inc. is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid fertilizer products (merchant grade phosphoric acid) to export countries. Total sales for 2004 (on a P2O5 basis) were apportioned as follows: 78% to Mosaic Phosphates Company; 18% to PCS Phosphate; and 4% to Mississippi Phosphates Corporation. The PhosChem agreement is renewed annually. If the PhosChem agreement is not renewed, we do not believe the disbanding of PhosChem would materially affect our sales of fertilizer.
      Revenue from sales to PhosChem accounted for 4% of our total sales in 2004. Other offshore phosphate sales accounted for 2% of our total sales in 2004. All of our phosphate fertilizer sales to China were made through PhosChem. In 2004, 60% of PhosChem’s volume was in the form of DAP.
      The following table sets forth the percentage of DAP sales of PhosChem for the past three calendar years in the various geographical regions:

	2004	2003	2002

Asia	78%	84%	90%
Latin America	10	10	4
Oceania	7	6	6
Other	5	—	—

Total	100%	100%	100%

      With respect to offshore sales of nitrogen, ammonia and urea, sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2004, our offshore sales of nitrogen products represented 3% of our total sales.
      Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates, (ii) changes in currency and exchange controls, (iii) the availability of foreign exchange, (iv) laws, policies and actions affecting foreign trade, and (v) other economic, political and regulatory policies of foreign governments.
Distribution and Transportation
      We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2004, we owned or leased approximately 175 strategically located warehouses to store our products and better serve our customers. To complement our distribution system, we also own or lease approximately 6,600 rail cars.
      In 2004, the industry experienced significant cost increases with regard to truck and rail freight rates, rail equipment and leasing ocean vessels for dry cargo shipments as a result of greater demand than available supply.

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

Phosphate Products
      With respect to phosphates, we have long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which we receive and store Aurora facility raw materials and finished product. We use barges and tugboats to transport solid products, phosphoric acid, sulfuric acid and sulfur between the Aurora facility and Morehead City, North Carolina. Raw materials and products, including sulfur, are also transported to and from the Aurora facility by rail. We receive ammonia for our phosphate operations at Aurora primarily through our ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the Aurora facility.
      Sulfur is delivered to the White Springs facility primarily by rail from Canada and the U.S. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina, for offshore sales. We receive ammonia for our phosphate operations at White Springs primarily through our ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the White Springs facility.

      Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Nitrogen Products
      We distribute our nitrogen products by barge, railcar, truck, and direct pipeline to our customers and through our strategically located storage terminals in high consumption areas. We lease or own approximately 30 nitrogen terminal facilities with an aggregate storage capacity of approximately 365,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.
      We distribute products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. Our distribution operations in Trinidad employ three long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.
Competition
      The markets for potash, both North American and offshore, are highly competitive. Since potash is a commodity, producers must compete based on price and service (e.g., delivery time and ability to supply high quality material). Apart from competitive pricing, we compete based on the quality of our products and services provided to customers. Among other things, we provide quality service by maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. Our potash competition includes three North American producers and offshore producers located in Russia, Belarus, Jordan, Israel and Germany.
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
      We also compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia and Australia. In addition, increased phosphate fertilizer production in the traditionally important export markets of China and India have impacted export sales to those countries.
      Within the animal feed supplement business in the phosphate segment, opportunities to differentiate products based on nutritional content exist, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market.
      Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. Our industrial product sales are confined to the U.S. where we compete with imports from Morocco, Israel and China, in addition to domestic competitors.
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
      Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many are attached to their suppliers by pipeline.
      Our nitrogen production serves both fertilizer and industrial customers, with our U.S. plants primarily supplying industrial customers and Trinidad our fertilizer customers. We are not immune when expensive natural gas makes U.S. ammonia plants non-competitive with offshore production, but our lower-cost Trinidad plants help offset this. The high cost of gas in North America and competition from inexpensive exports have resulted in poor financial circumstances for many competitors and the industry continues to consolidate. Within North America, sales are regionalized due to transportation costs. CF Industries, Inc., Koch Industries, Inc. and Terra Industries, Inc. are our main competitors. Imports from inexpensive offshore production are expected to continue, but rising freight costs limit them somewhat.
Employees
      At December 31, 2004, we employed 4,906 persons, of whom 1,743 were salaried and 3,163 were hourly paid. Of these employees, our potash operations employed 1,607 people, the phosphate operations 2,221, and the nitrogen operations 640. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 242. Our sales group employed 196 people.
      We have entered into nine collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2005. The Lanigan agreement expires on January 31, 2006. PCS and the Rocanville Potash Employees Association have an agreement that expires on May 31, 2006. The agreement between Mosaic and the union representing the employees at the Esterhazy mine expires on January 31, 2007. The agreement at PCS Cassidy Lake expires December 31, 2007. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 1, 2006 and the agreement at the PCS Purified Phosphates facility in Cincinnati expires November 1, 2007. PCS Nitrogen has one location in Memphis (currently shutdown indefinitely) with a collective bargaining agreement that expired September 17, 2004 without plans for renewal. In addition, the agreement between BP Chemicals, Inc. and the union representing employees at the Lima plant expires February 17, 2006. We believe our relations with our employees to be good.
Royalties and Certain Taxes
      Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. Our taxes, fees and royalty expenses were $85.3 million in 2004.
      We are subject to capital tax on our paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and our taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 2004, we paid capital tax of $6.8 million and surtax of $20.9 million.
      We pay royalties to the New Brunswick government on the basis of production from our New Brunswick mine. In addition, we pay municipal taxes. Our expenses for such royalties and municipal taxes were $6.5 million in 2004.
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
      The effective consolidated rate for 2004 was 33% (exclusive of the gain on the sale of shares of SQM and charges related to PCS Yumbes) of pre-tax income compared with 40% (exclusive of the charge related to PCS Yumbes and a fourth quarter income tax reversal) for 2003.
Environmental Matters
      Our operations are subject to numerous environmental requirements under federal, provincial, state and local laws and regulations of Canada, U.S., Brazil and Trinidad and Tobago. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation, and solid and hazardous waste management. Many of these laws, regulations, and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
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
      We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. In addition, we implement programs and requirements to restore and reclaim sites after mining activities. Our obligations and potential liabilities under these statutes and programs have been, and can be expected to continue to be, significant. We do not believe, except as set out herein, that such obligations and potential liabilities have had, or will have, a material adverse effect on our business. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs, and there is no guarantee that we will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.

Environmental Requirements, Permits and Regulatory Approvals
      Many of our operations and facilities are required by federal, provincial, state and local environmental laws to operate in compliance with a range of regulatory requirements, permits and approvals. Such permits and approvals typically have to be renewed or reissued periodically. We may also become subject to new laws or regulations that impose new requirements or require us to obtain new or additional permits or approvals. We believe that we are currently in material compliance with existing regulatory programs, permits and approvals. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future regulations, permits and approvals may be more stringent and may require increased expenditures on our part.
      With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The Clean Air Act operating permit program requires the addition of enhanced emissions monitoring equipment at some facilities. Some states, including Louisiana, also regulate ammonia and nitric acid as hazardous air pollutants. Further, the U.S. Environmental Protection

Agency (“USEPA”) has published new National Ambient Air Quality Standards for both ozone and particulate matter which are more stringent than existing standards and has issued a number of regulations establishing requirements to reduce nitrogen oxide (NOx) emissions and other air pollutant emissions. Louisiana and Georgia are considering approaches for atmospheric ozone control, which may include additional controls and restrictions for NOx. We continue to monitor developments in these various programs and to assess their potential impact on our operations.
      Our facility in Geismar, Louisiana is subject to various permit requirements under the Clean Air Act and must obtain a Title V operating permit for each of four areas at the plant. Pursuant to a Compliance Order issued by the Louisiana Department of Environmental Quality in 2001, we reviewed its air permits and air permit applications and provided information to address certain deficiencies in its Title V permit applications. We continue to provide information to and cooperate with the Louisiana Department of Environmental Quality on the Title V permits.
      We note that the USEPA has announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. A change in the interpretation or application of this exemption potentially could require changes in certain waste management operations and require additional expenditures to modify these operations. We will continue to monitor this initiative and evaluate its potential impact on our facilities.
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
      On April 4, 2002, the Pamlico-Tar River Foundation filed a complaint under the Clean Water Act against the Corps, the USEPA, several individual employees of those agencies and us in U.S. District Court for the Eastern District of North Carolina contesting and seeking revocation of the 1997 Corps permit and alleging that the USEPA and the Corps, in the issuance of the permit, violated certain requirements under the Clean Water Act and the National Environmental Policy Act. Since we believed that the 1997 Corps permit was properly issued, we continued to mine in accordance with the permit under the supervision of the Corps and took appropriate actions to vigorously defend this lawsuit. On August 6, 2004, the court ruled in our favor by granting our motion for summary judgment. As no appeal was filed, the proceeding has concluded and we continue mining under the 1997 Corps permit.
      On November 2, 2000, we filed a permit application seeking authorization from the Corps to continue mining on the peninsula following depletion of the reserves authorized to be mined under the current permit. The Corps’ permitting process involves environmental studies of potential mining areas and evaluation of mine plans and reclamation alternatives. All affected regulatory authorities, various commenting agencies, and interested outside parties, including special interest groups and others who may provide organized opposition to our mining plans, participate in the process. Selection of mine plans and reclamation alternatives and the outcome of the environmental studies could require changes to current reclamation and mitigation practices, potentially resulting in higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed and the mine plans and reclamation alternatives likely to be permitted can be identified. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect our reserves and costs.
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
      Lands mined by White Springs after July 1, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the Florida Department of Environmental Protection except as provided in a Memorandum of Agreement (“MOA”), dated February 1, 1995, between us and the Florida Department of Environmental Protection. The MOA established alternate mitigation procedures for certain wetlands impacts, including provision for funding of public acquisition of environmentally sensitive lands in the region. Our cumulative contribution for the land acquisition program through 2004 totalled $6.6 million. In the course of permitting for remaining operations at White Springs, with respect to lands mined after January 1, 2003, we agreed to limit the applicability of the MOA to specifically identified areas and to apply conventional reclamation standards to all other lands. Future payment obligations under the MOA will reflect specific mining and reclamation areas subject to the alternative procedures of the MOA and are not expected to have a material effect on future land reclamation and mitigation costs. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.

Management of Byproduct Gypsum
      Production of phosphoric acid also produces gypsum, which is normally placed in above-ground storage areas called gypsum stacks. In Florida, regulations require companies to “cap” the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity, which in the case of White Springs exceeds the projected operating life of the facility, or if groundwater standards are not being met. We expect to be allowed to continue using the three gypsum stacks at the White Springs facility for their remaining useful lives. We also have gypsum stacks at the Aurora facility in North Carolina and the Geismar facility in Louisiana. In North Carolina, on exhaustion of the mine’s phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time. Inactive portions of the gypsum stacks at the Geismar facility are capped or lined and have water management systems in place.

Potash Decommissioning Regulations
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. Pursuant to the regulations, we filed the plans with the Minister of the Environment for Saskatchewan in the spring of 1997. In February 1998, we were advised that, although the plans were technically acceptable, the regulatory agency did not accept the schedule proposed for decommissioning of the waste salt piles. Following further discussions between the provincial potash industry and the regulatory agency, we were advised in July 2000 that the plans submitted in 1997 were accepted, provided that the plans are revised by 2005. A government-industry task force was established to produce mutually acceptable revisions of the plans, which would incorporate a cost benefit analysis of the decommissioning options. The process of revising the plans is continuing. In 2001, agreement was reached with the Provincial Government on financial assurances for the decommissioning and reclamation plan to cover the interim period before 2005. In July 2001, a Cdn$2.0 million Letter of Credit was posted and it will remain in effect until the revised plans are accepted. In October 2004, the date for submission of the revised plans was extended for the entire industry until July 2006. The Company is unable to predict, at this time, the outcome of the ongoing task force review or the timing of implementation and structure of any financial assurance requirements.

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
      In 1999, PCS Joint Venture signed an Administrative Order on Consent with the U.S. Environmental Protection Agency under CERCLA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study of certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property (collectively referred to as the “Landia Site”). PCS Joint Venture and another party are sharing the costs of the Remedial Investigation and Feasibility Study. The draft Feasibility Study has been submitted for review and approval, and selection of a remedy is expected to occur some time in 2005. There are ongoing efforts to identify and locate other parties who may be liable for remediation at Lakeland.
      In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. PCS Joint Venture initially submitted a proposed Corrective Action Plan to GEPD in 1999, which has now been revised several times in response to GEPD comments. PCS Joint Venture has also conducted and submitted an assessment of the site. Based on its review of the assessment and the Corrective Action Plan, GEPD has expressed its opinion that remediation of the site will require some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. We have continued discussions with GEPD regarding a remedial plan for the site.
      We previously had established an accrual in the amount of $18 million to reflect a reasonable estimate of our liabilities at the Landia and Moultrie sites. The accrual has been revised to $14.4 million to reflect funds spent at those sites.
      In 2003, the USEPA notified PCS Nitrogen that it considered PCS Nitrogen to be a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina known as either the Columbia Nitrogen site or as the “Planters Property,” formerly owned by a company from whom PCS Nitrogen acquired certain other assets. It is our understanding that USEPA is conducting an assessment of conditions at the site and intends to propose a remedial plan for the site in the coming year. We intend to continue to assert our position that we are not a responsible party.
      We are also engaged in on-going site assessment and/or remediation activities at a number of other facilities currently or previously owned or operated by us. In each instance, we are working with the appropriate regulatory authorities to address these sites. In the past, we have received other notices identifying us as a potentially responsible party with respect to certain sites that were never owned or operated by us. We reviewed information pertinent to these sites and responded to these notices. Based on current information about these various facilities and sites and other potentially responsible parties, we believe that our future obligations with respect to these facilities and sites will not have a material adverse effect on our financial position or results of operation.

Facility and Product Security
      Following the September 11, 2001 terrorist attacks in the United States, we, through our Safety, Health and Environment department, evaluated and addressed actual and potential security issues and requirements associated with our operations in the United States and elsewhere. Additional actions and expenditures may be required in the future. In the United States, Congress continues to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements and we also have adopted security measures and enhancements beyond those presently required. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

Environmental Costs and Expenditures
      We anticipate that our operating and capital expenditures related to environmental regulatory matters in 2005 and 2006 will not differ materially from the range of amounts expended within the past two years.
      The major categories of expenditures include asset retirement obligations, including reclamation and restoration costs (such as management of mining by-products such as gypsum and various mine tailings) at our mining operations (particularly phosphate mining), the cost of regulatory compliance and environmental management related to ongoing operations other than mining, and costs related to assessment and remediation of environmental contamination related to our activities and those of our predecessors, including waste disposal practices and ownership and operation of real property and facilities.

Asset Retirement Obligations
      We have recorded an asset retirement obligation for the costs associated with the retirement of our long-lived assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of these assets. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including management of mining byproducts such as gypsum and various mine tailings, land reclamation and revegetation programs, decommissioning of underground and surface operating facilities, general clean-up activities aimed at returning the areas to an environmentally acceptable condition, and post-closure care and maintenance. The asset retirement obligations are generally incurred over an extended period of time.
      Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. We have guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, respectively, in Florida and Louisiana pursuant to those states’ financial assurance requirements. The State of Florida is presently reviewing, and is expected to revise, its financial assurance requirements to ensure that all responsible parties have sufficient resources to cover all closure and post closure costs and liabilities associated with gypsum stacks. This review may result in the imposition of more stringent requirements to demonstrate financial responsibility and/or inclusion of a greater scope of closure and post-closure costs than under current law.
      The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate.
      At December 31, 2004, we had accrued a total of $85.0 million for asset retirement obligations. The current portion totalled $4.8 million. These amounts represent our current estimate of such costs as last assessed in December 2004.

Site Assessment and Remediation Costs
      We have accrued site assessment costs, including legal and consulting fees, and remediation costs related to the clean-up of contaminated sites currently or formerly associated with the company or its predecessors’ business in the amount of $14.4 million for certain PCS Joint Venture facilities, $0.3 million for various sulfur facilities and $1.0 million for other matters relating to the phosphate and nitrogen businesses. The current portion of these costs totalled $14.7 million.

Environmental Operating Costs and Capital Expenditures
      Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $68.9 million for the year ended December 31, 2004, as compared to $59.0 million and $52.7 million for the years ending December 31, 2003 and December 31, 2002, respectively. These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products, which in 2002 and immediately preceding years were included in amounts reported for land reclamation and restoration.
      We routinely undertake environmental capital projects. In 2004, capital expenditures of $7.6 million (2003 — $12.1 million) were incurred to meet pollution prevention and control objectives and $0.3 million (2003 — $0.3 million) were incurred to meet other environmental objectives.
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
      In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. It is expected that, by then, our potash divisions will be required to use energy more efficiently or purchase “credits”. The Kyoto Protocol entered into force on February 16, 2005. At this time, we are unable to predict the impact of this program on our operations in Canada, as plans for implementing the protocol are still under development by the Canadian government. The United States is not presently expected to ratify the Kyoto Protocol and has announced plans for voluntary programs and incentives. Brazil and Trinidad and Tobago have also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as these are developing countries, which do not have any specific emission reduction requirements. We continue to monitor the development of programs to implement the obligations established by the Kyoto Protocol and will continue to assess the range of potential impacts of these programs on our operations.

Our Executive Officers
      The name, age, period of service with the Company and position held for each of our executive officers as at March 4, 2005 are as follows:

		Served
Name	Age	Since	Position Held

WILLIAM J. DOYLE	54	1987	President and Chief Executive Officer
JAMES F. DIETZ	58	1997	Executive Vice President and Chief Operating Officer
WAYNE R. BROWNLEE	52	1988	Senior Vice President, Treasurer and Chief Financial Officer
BETTY-ANN L. HEGGIE	51	1981	Senior Vice President, Corporate Relations
BARBARA JANE IRWIN	49	2000	Senior Vice President, Administration
ROBERT A. JASPAR	46	1997	Senior Vice President, Information Technology
G. DAVID DELANEY	44	1997	President, PCS Sales
GARTH W. MOORE	56	1982	President, PCS Potash
THOMAS J. REGAN, JR.	60	1995	President, PCS Phosphate
DAPHNE ARNASON	49	1988	Vice President, Internal Audit
KAREN G. CHASEZ	51	2000	Vice President, Procurement, PCS Administration (USA)
JOHN R. HUNT	46	1997	Vice President, Safety, Health and Environment, PCS Administration (USA)
JOSEPH A. PODWIKA	42	1997	Vice President, General Counsel and Secretary
DENIS A. SIROIS	49	1978	Vice President and Corporate Controller
      All of the officers have had the principal occupation indicated for the previous five years except as follows: Mr. Dietz was President of PCS Nitrogen from July 1998 to November 2000. Prior to October 2000, Ms. Irwin was a Consultant and Principal with Hewitt Associates LLC, human resources consultants. Mr. Jaspar was Vice President, Internal Audit from December 2000 to June 2003 and Director, Internal Audit from January to November 2000. Mr. Delaney was appointed President, PCS Sales on March 24, 2000. Mr. Delaney was Vice President, Industrial Sales of PCS Sales from March 1997 to March 24, 2000. Ms. Arnason was Senior Director, Taxation from November 2000 to June 2002 and Director, Taxation from July 1995 to October 2000. Ms. Chasez was Vice President, Administration & Business Affairs for British Sulphur North America Inc. from June 1990 to May 2000. Mr. Hunt was Senior Director, Operations Development from November 2003 to January 2005 and General Manager, Memphis Plant from March 2000 to October 2003. Mr. Podwika was Senior Counsel, U.S. from March 2002 to December 2004, Senior Counsel, Phosphate from April 2000 to February 2002 and Senior Counsel, Litigation from December 1999 to March 2000.
PRESENTATION OF FINANCIAL INFORMATION
      We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our domestic and international sales, see Note 18 to our audited consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, incorporated by reference under Item 8.
      We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 36 to our 2004 consolidated financial statements for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.
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
      We make available, free of charge through our website, http://www.potashcorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Commission. The information on our website is not incorporated by reference into this annual report on Form 10-K.

ITEM 3.	Legal Proceedings.

Nitrochem
      On May 1, 2003, Nitrochem Distribution, Ltd. (“Nitrochem”) filed an action in U.S. District Court for the Southern District of New York against our subsidiary, PCS Sales (USA), Inc. (“Sales (USA)”). Nitrochem alleges that Sales (USA) entered into a contract for ammonia in 2001 that contained an automatic renewal provision for 2002. Nitrochem further alleges that Sales (USA) failed to take delivery of a specified amount of ammonia in 2002. Sales (USA) has denied all of Nitrochem’s substantive allegations. Nitrochem is seeking damages in the amount of $12 million. The matter proceeded to trial on March 31 and April 1, 2004. On May 3, 2004, a judgment was issued declaring that Sales (USA) had no contractual obligation to purchase ammonia from Nitrochem in 2002 and denying Nitrochem’s claim for breach of contract. Nitrochem has appealed the judgment. The oral argument for the appeal is scheduled for April 8, 2005. We believe that the outcome of the appeal will not have a material adverse effect on our results of operations or financial position.

Shaw
      On February 23, 1999, Shaw Constructors Inc. (“Shaw”) filed an action against ICF Kaiser Engineers, Inc. (“Kaiser”) and PCS Nitrogen Fertilizer, L.P., PCS Nitrogen Fertilizer, Inc., PCS Nitrogen, Inc. and Potash Corporation of Saskatchewan, Inc. (collectively “PCS”) in the Eighteenth Judicial District Court for the State of Louisiana seeking to recover the balance allegedly owed to it under a subcontract with Kaiser. Shaw alleges that PCS is liable for the unpaid balance allegedly due under the subcontract with Kaiser based on a lien it filed against PCS’s property pursuant to the Louisiana Private Works Act. PCS had previously entered into a contract with Kaiser for the construction of a nitric acid facility at the Geismar plant.
      The litigation was subsequently removed to the United States District Court for the Middle District of Louisiana. On August 3, 2001, the trial court granted PCS’s motion for summary judgment and denied Shaw’s motion holding that Shaw had expressly waived its right in the subcontract to file any liens or claims against PCS and its property.
      On February 7, 2002, Shaw filed an appeal with the Fifth Circuit Court of Appeals (the “Fifth Circuit”). On December 30, 2004, the Fifth Circuit reversed the trial court’s decision and entered summary judgment on the issue of liability in favor of Shaw ruling that Shaw has the right to enforce its lien claim against PCS. The Fifth Circuit remanded the case to the trial court for a determination as to the amount of damages that Shaw is entitled to recover from PCS. Shaw alleges that PCS is liable in the amount of approximately $2.04 million plus interest. On January 27, 2005, PCS filed a Petition for Rehearing and Petition for En Banc Rehearing with the Fifth Circuit, which were denied. PCS intends to pursue its defenses to the amount of damages claimed by Shaw on remand to the trial court.

General
      In the normal course of business, we are subject to legal proceedings being brought against us. The amounts that these proceedings may cost us are not reasonably estimable, due to uncertainty as to the final outcome. However, we do not believe these proceedings in the aggregate will have a material adverse effect on our financial position or results of operations.

Environmental Proceedings
      For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Items 1 and 2.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
      The information under “Common Share Prices and Volumes” and “Shareholder Information — Ownership and — Dividends” on page 89 and “11 Year Report” on page 49 in the registrant’s 2004 Annual Report, filed as Exhibit 13, is incorporated herein by reference.
      Dividends paid to U.S. holders of our Common Shares, who do not use the shares in carrying on a business in Canada, will be subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980), the rate of withholding is generally reduced to 15 percent. Subject to certain limitations, the Canadian withholding tax will be treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders will generally not be subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.

ITEM 6.	Selected Financial Data.
      The information under “11 Year Report” on page 49 in our 2004 Annual Report, filed as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of accounting principles generally accepted in Canada (Canadian GAAP). These principles differ in certain significant respects from generally accepted accounting principles in the United States (US GAAP). The following supplemental financial data is provided on the basis of reconciliations between Canadian and US GAAP.

	(in millions of US dollars, except per-share amounts)

US GAAP	2004	2003	2002	2001	2000

Net income (loss)	306.4	(79.8)	60.6	94.6	197.8
Net income (loss) per share — basic	2.84	(0.76)	0.58	0.91	1.89
Total assets	5,202.7	4,520.0	4,511.0	4,378.1	3,967.0

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 14 through 51 in our 2004 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments” on page 40 in our 2004 Annual Report, filed as Exhibit 13, is incorporated herein by reference.

ITEM 8.	Financial Statements and Supplementary Data.
      The Consolidated Financial Statements contained on pages 55 through 86 in our 2004 Annual Report, filed as Exhibit 13, are incorporated herein by reference.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
      Not applicable.
ITEM 9A.     Controls and Procedures.
      As of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the

II-1

effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
      There has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Chartered Accountants thereon contained on pages 55 and 57 in our 2004 Annual Report, filed as Exhibit 13, are incorporated herein by reference.

ITEM 9B.	Other Information.
      The following information would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:
      On March 10, 2005, amendments were completed to the Company’s Short-Term Incentive Plan of January 2000 and its Chief Executive Officer Medical and Dental Plan of May 2000. A description of, and information relating to, the Short-Term Incentive Plan, as amended, is contained in our 2005 Proxy Circular, attached as Exhibit 99 to this Annual Report on Form 10-K, and is incorporated herein by reference. The Short-Term Incentive Plan, as amended, is attached as Exhibit 10(x) to this Annual Report on Form 10-K. The Chief Executive Officer Medical and Dental Benefits are attached as Exhibit 10(jj) and incorporated herein by reference.

II-2

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.
      The information under “Nominees For Election To The Board Of Directors” and the second paragraph under “Corporate Governance — Report of the Audit Committee” regarding “audit committee financial experts” in our 2005 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I.
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
      The information under “Executive Compensation” and “Performance Graphs” in our 2005 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Each such incorporation by reference shall be deemed not to include the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information under “Ownership of Shares,” “Nominees For Election To The Board Of Directors” and the table titled “Equity Compensation Plan Information” in our 2005 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions.
      The information under “Nominees For Election To The Board Of Directors,” including the second paragraph under “Director Independence” at page 12, and “Executive Compensation” in our 2005 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.
      The information under “Appointment of Auditors” in our 2005 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.

III-1

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report
1.     Consolidated Financial Statements in Annual Report
      The Consolidated Financial Statements contained on pages 55 through 86 in our 2004 Annual Report, filed as Exhibit 13, are incorporated under Item 8 by reference.

Report of Independent Registered Chartered Accountants	56-57
Consolidated Statements of Financial Position	58
Consolidated Statements of Operations and Retained Earnings	59
Consolidated Statements of Cash Flow	60
Notes to the Consolidated Financial Statements	61-86
2.     Schedules
      Schedules not listed are omitted because the required information is inapplicable or is presented in the Consolidated Financial Statements.
Potash Corporation of Saskatchewan Inc.
Schedule II — Valuation and Qualifying Accounts
(in millions of US dollars)
(unaudited)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Allowance for doubtful trade accounts receivable
2004	4.9	0.7	1.0	4.6
2003	6.0	0.5	1.6	4.9
2002	7.0	—	1.0	6.0

Allowance for inventory valuation
2004	11.9	5.1	2.5	14.5
2003	4.3	9.5	1.9	11.9
2002	2.5	2.1	0.3	4.3

Allowance for deferred income tax assets
2004	11.4	18.4	0.4	29.4
2003	28.9	1.0	18.5	11.4
2002	37.1	0.1	8.3	28.9

3.     Exhibits

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).
10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.
10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.
10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).
10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.
10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005.
10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).
10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

Exhibit
Number	Description of Document

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(jj)	Chief Executive Officer Medical and Dental Benefits.
10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2004 Annual Report. The 2004 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	2005 Notice of Meeting, Proxy Circular and Form of Proxy. The 2005 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE

William J. Doyle
President and Chief Executive Officer
March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	March 11, 2005

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Senior Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	March 11, 2005

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	March 11, 2005

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	March 11, 2005

/s/ JOHN W. ESTEY John W. Estey	Director	March 11, 2005

/s/ WADE FETZER III Wade Fetzer III	Director	March 11, 2005

/s/ ALICE D. LABERGE Alice D. Laberge	Director	March 11, 2005

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	March 11, 2005

/s/ MARY MOGFORD Mary Mogford	Director	March 11, 2005

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	March 11, 2005

Signature	Title	Date

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	March 11, 2005

/s/ JACK G. VICQ Jack G. Vicq	Director	March 11, 2005

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	March 11, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).
10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.
10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.
10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).
10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.
10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005.
10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).
10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

Exhibit
Number	Description of Document

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(jj)	Chief Executive Officer Medical and Dental Benefits.
10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2004 Annual Report. The 2004 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	2005 Notice of Meeting, Proxy Circular and Form of Proxy. The 2005 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.