Form 10-K/A
period 2004-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2005-04-22
CIK 855931

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Explanatory Note
PART III
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

Explanatory Note
      The registrant hereby amends Item 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Form 10-K”) which was filed with the Securities and Exchange Commission on March 11, 2005. The remainder of the Original Form 10-K is not reproduced in this amendment, and this Amendment No. 1 to the Original Form 10-K (the “Amendment”) does not reflect events occurring after the filing of the Original Form 10-K or, except as indicated with respect to information relating to certain relationships and related transactions, modify or update the Original Form 10-K.

2

PART III

ITEM 13.	Certain Relationships and Related Transactions.
      The information under “Nominees For Election To The Board Of Directors,” including the second paragraph under “Director Independence” at page 12, and “Executive Compensation” in our 2005 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.
      A son, David Stromberg, of Robert Stromberg, a member of our Board of Directors, is a director and a major indirect shareholder of Micro Oil Inc. (“Micro Oil”), a privately held process oil blender and supplier based in Saskatoon, Saskatchewan. David Stromberg is also the president of Micro Oil. Another son of Robert Stromberg, Jeffrey Stromberg, is a shareholder of Micro Oil. In 2003 and 2004, purchases in an aggregate amount of approximately Cdn $119,000 and Cdn $352,000, respectively, were made by the registrant from Micro Oil. Purchases from Micro Oil are made in the ordinary course of business and on trade terms that are customary in the industry and generally consistent with the terms of comparable transactions of the registrant with other suppliers. Robert Stromberg has no direct or indirect interest in such transactions.

III-1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE ____________________________________________ William J. Doyle President and Chief Executive Officer April 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	April 22, 2005

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Senior Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	April 22, 2005

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	April 22, 2005

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	April 22, 2005

John W. Estey	Director

/s/ WADE FETZER III Wade Fetzer III	Director	April 22, 2005

/s/ ALICE D. LABERGE Alice D. Laberge	Director	April 22, 2005

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	April 22, 2005

/s/ MARY MOGFORD Mary Mogford	Director	April 22, 2005

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	April 22, 2005

Signature	Title	Date

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	April 22, 2005

/s/ JACK G. VICQ Jack G. Vicq	Director	April 22, 2005

Elena Viyella de Paliza	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.