Form 10-Q
period 2005-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2005-05-06
CIK 855931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10351

POTASH CORPORATION OF SASKATCHEWAN INC.

(Exact name of registrant as specified in its charter)

Canada	N/A

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 – 1st Avenue South
Saskatoon, Saskatchewan, Canada	S7K 7G3

(Address of principal executive offices)	(Zip Code)

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

     As at April 30, 2005, Potash Corporation of Saskatchewan Inc. had 110,564,048 Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. ISSUER PURCHASE OF EQUITY SECURITIES
2005 Performance Option Plan and Form of Option Agreement
Statement re Computation of Per Share Earnings
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Financial Position

(in millions of US dollars except share amounts)
(unaudited)

	March 31,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$479.0	$458.9
Accounts receivable	409.2	352.6
Inventories (Note 3)	402.9	396.8
Prepaid expenses and other current assets	41.5	35.3

	1,332.6	1,243.6

Property, plant and equipment	3,094.5	3,098.9
Other assets	652.0	650.2
Intangible assets	36.1	37.1
Goodwill	97.0	97.0

	$5,212.2	$5,126.8

Liabilities
Current liabilities
Short-term debt	$94.3	$93.5
Accounts payable and accrued charges	593.7	599.9
Current portion of long-term debt	10.2	10.3

	698.2	703.7

Long-term debt	1,258.5	1,258.6
Future income tax liability	504.6	499.4
Accrued post-retirement/post-employment benefits	212.1	193.4
Accrued environmental costs and asset retirement obligations	82.0	81.2
Other non-current liabilities and deferred credits	6.6	4.9

	2,762.0	2,741.2

Contingencies and Guarantees (Notes 13 and 14, respectively)
Shareholders’ Equity
Share capital (Note 4)	1,441.6	1,408.4
Unlimited authorization of common shares without par value; issued and outstanding 110,748,102 and 110,630,503 at March 31, 2005 and December 31, 2004, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	192.6	275.7
Retained earnings	816.0	701.5

	2,450.2	2,385.6

	$5,212.2	$5,126.8

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Operations and Retained Earnings

(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2005	2004

Sales (Note 8)	$921.4	$728.4
Less: Freight	67.2	58.1
Transportation and distribution	28.9	23.0
Cost of goods sold	566.8	523.3

Gross Margin	258.5	124.0

Selling and administrative	29.3	26.2
Provincial mining and other taxes	38.4	15.1
Foreign exchange gain	(5.9)	(8.2)
Other income (Note 11)	(20.0)	(6.9)

	41.8	26.2

Operating Income	216.7	97.8
Interest Expense	20.7	22.1

Income Before Income Taxes	196.0	75.7
Income Taxes (Note 6)	64.7	25.0

Net Income	131.3	50.7
Retained Earnings, Beginning of Period	701.5	462.8
Dividends	(16.8)	(13.5)

Retained Earnings, End of Period	$816.0	$500.0

Net Income Per Share (Note 7)
Basic	$1.18	$0.48
Diluted	$1.15	$0.47

Dividends Per Share	$0.15	$0.12

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Consolidated Statements of Cash Flow

(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2005	2004

Operating Activities
Net income	$131.3	$50.7

Items not affecting cash
Depreciation and amortization	59.6	59.7
Stock-based compensation	1.0	2.8
Loss on disposal of long-term assets	2.0	—
Foreign exchange on future income tax	(1.2)	(2.9)
Provision for future income tax	6.5	15.0
Share of earnings of equity investees	(13.1)	(3.8)
Other long-term liabilities	5.2	5.4

Subtotal of items not affecting cash	60.0	76.2

Changes in non-cash operating working capital
Accounts receivable	(63.5)	32.9
Inventories	(1.7)	(26.6)
Prepaid expenses and other current assets	(6.2)	(11.3)
Accounts payable and accrued charges	7.4	9.5
Current income taxes	(11.8)	2.9

Subtotal of changes in non-cash operating working capital	(75.8)	7.4

Cash provided by operating activities	115.5	134.3

Investing Activities
Additions to property, plant and equipment	(56.8)	(16.4)
Proceeds from disposal of long-term assets	7.5	—
Proceeds from sale of shares of PCS Yumbes S.C.M.	5.2	—
Other assets and intangible assets	(0.1)	0.8

Cash used in investing activities	(44.2)	(15.6)

Cash before financing activities	71.3	118.7

Financing Activities
Repayment of long-term debt obligations	(0.2)	(0.2)
Proceeds from (repayment of) short-term debt obligations	0.8	(118.3)
Dividends	(16.5)	(13.5)
Repurchase of common shares	(82.3)	—
Issuance of common shares	47.0	19.8

Cash used in financing activities	(51.2)	(112.2)

Increase in Cash and Cash Equivalents	20.1	6.5
Cash and Cash Equivalents, Beginning of Period	458.9	4.7

Cash and Cash Equivalents, End of Period	$479.0	$11.2

Supplemental cash flow disclosure
Interest paid	$11.2	$13.4
Income taxes paid	$75.5	$6.2

(See Notes to the Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2005
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

      With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) except as outlined in Note 15. The accounting policies used in preparing these interim consolidated financial statements are consistent with those used in the preparation of the 2004 annual consolidated financial statements, except as disclosed in Note 2.

      These interim consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2004 annual consolidated financial statements. In management’s opinion, the unaudited financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Principles of Consolidation

      The consolidated financial statements include the accounts of the company and its principal operating subsidiaries:

     — PCS Sales (Canada) Inc.

          — PCS Joint Venture, L.P.
     — PCS Sales (USA), Inc.
     — PCS Phosphate Company, Inc.
          — PCS Purified Phosphates
     — White Springs Agricultural Chemicals, Inc. (“White Springs”)
     — PCS Nitrogen, Inc. (“PCS Nitrogen”)
          — PCS Nitrogen Fertilizer, L.P.
          — PCS Nitrogen Ohio, L.P.
          — PCS Nitrogen Trinidad Limited
     — PCS Cassidy Lake Company
     — PCS Fosfatos do Brasil Ltda.

Recent Accounting Pronouncements

      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

      Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category in shareholders’ equity called other comprehensive income (“OCI”).

      Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statement of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffectiveness will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods net income is affected by the variability in the cash flows of the hedged item.

      The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies at the time of adoption.

2.	Change in Accounting Policy

Consolidation of Variable Interest Entities

      Effective January 1, 2005, the company adopted revised CICA Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized in all material respects with US GAAP and provides guidance for applying consolidation principles to certain entities (defined as VIEs) that are subject to control on a basis other than ownership of voting interests. An entity is a VIE when, by design, one or both of the following conditions exist: (a) total equity investment at risk is insufficient to permit that entity to finance its activities without additional subordinated support from other parties; (b) as a group, the holders of the equity investment at risk lack certain essential characteristics of a controlling financial interest. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The adoption of this guideline did not have a material impact on the consolidated financial statements.

3.	Inventories

	March 31,	December 31,
	2005	2004

Finished product	$196.3	$181.8
Materials and supplies	94.5	97.7
Raw materials	41.3	50.3
Work in process	70.8	67.0

	$402.9	$396.8

4.	Share Capital

      On January 25, 2005, the Board of Directors of PCS authorized a share repurchase program of up to 5.5 million common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. Shares may be repurchased from time to time on the open market through February 14, 2006 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.

      During the quarter, the company repurchased for cancellation 1,134,200 common shares under the program, at a net cost of $97.8 and an average price per share of $86.28. The repurchases resulted in a reduction of share capital of $14.7, and the excess net cost over the average book value of the shares of $83.1 has been recorded as a reduction of contributed surplus.

5.	Plant Shutdowns — 2003

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The operations have not been restarted. The company determined that all employee positions pertaining to the affected operations would be eliminated, and recorded $4.8 in connection with costs of special termination benefits in 2003. No significant payments relating to the terminations remain to be made. Management expects to incur other shutdown-related costs of approximately $12.1 and nominal annual expenditures for site security and other maintenance costs in relation to these nitrogen facilities. The other shutdown-related costs have not been recorded in the consolidated financial statements as of March 31, 2005. Such costs will be recognized and recorded in the period in which they are incurred.

      The company also ceased operations at its phosphate feed plant at Kinston, North Carolina in 2003. The Kinston property was sold in 2004 for nominal proceeds.

      No additional significant costs were incurred in connection with the plant shutdowns in the first three months of 2005. The following table summarizes, by reportable segment, the total costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Cumulative	Total Costs
	Costs	Expected
	Incurred to	to be
	Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	—	12.1

	118.8	130.9

Phosphate Segment
Employee termination and related benefits	0.6	0.6
Writedown of parts inventory	0.3	0.3
Asset impairment charges	4.0	4.0

	4.9	4.9

	$123.7	$135.8

6.	Income Taxes

      The company’s consolidated income tax rate for the three month period ended March 31, 2005 approximates 33 percent (2004 — 33 percent).

7.	Net Income Per Share

      Basic net income per share for the quarter is calculated on the weighted average number of shares issued and outstanding for the three months ended March 31, 2005 of 111,110,000 (2004 — 106,686,000). Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (i) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (ii) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2005 was 114,265,000 (2004 — 108,046,000).

8.	Segment Information

      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms which approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2005
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$352.1	$264.5	$304.8	$—	$921.4
Freight	37.2	19.8	10.2	—	67.2
Transportation and distribution	9.1	8.1	11.7	—	28.9
Net sales — third party	305.8	236.6	282.9	—
Cost of goods sold	129.6	219.6	217.6	—	566.8
Gross margin	176.2	17.0	65.3	—	258.5
Depreciation and amortization	18.1	22.1	17.1	2.3	59.6
Inter-segment sales	2.0	4.2	19.8	—	—

	Three Months Ended March 31, 2004
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$223.7	$217.6	$287.1	$—	$728.4
Freight	33.5	15.7	8.9	—	58.1
Transportation and distribution	8.7	5.3	9.0	—	23.0
Net sales — third party	181.5	196.6	269.2	—
Cost of goods sold	114.8	197.5	211.0	—	523.3
Gross margin	66.7	(0.9)	58.2	—	124.0
Depreciation and amortization	16.9	20.5	19.9	2.4	59.7
Inter-segment sales	2.9	3.1	21.8	—	—

9.	Stock-based Compensation

      The company has two stock option plans. Prior to 2003, the company applied the intrinsic value based method of accounting for the plans.

      Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income for the first quarter of 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments”. The following table illustrates the effect on net income and the related per-share amount if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months Ended
		March 31
		2005	2004

Net income — as reported		$131.3	$50.7
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	2.2
Less:	Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(0.7)	(3.2)

Net income — pro forma(1)		$131.3	$49.7

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

	Three Months Ended
	March 31
	2005	2004

Basic net income per share
As reported	$1.18	$0.48
Pro forma	$1.18	$0.47

Diluted net income per share
As reported	$1.15	$0.47
Pro forma	$1.15	$0.46

      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions:

	Year of Grant
	2003	2002

Expected dividend	$0.50	$0.50
Expected volatility	27%	32%
Risk-free interest rate	4.06%	4.13%
Expected life of options	8 years	8 years
Expected forfeitures	16%	10%

      The company did not grant any stock options during 2004 or in the first quarter of 2005.

10.	Post-Retirement/ Post-Employment Expenses

Defined Benefit Pension Plans

	Three Months Ended
	March 31
	2005	2004

Service cost	$3.6	$3.5
Interest cost	7.8	7.5
Expected return on plan assets	(8.9)	(8.4)
Net amortization	1.7	1.1

Net expense	$4.2	$3.7

Other Post-Retirement Plans

	Three Months Ended
	March 31
	2005	2004

Service cost	$1.4	$1.4
Interest cost	3.3	3.5
Net amortization	0.4	0.4

Net expense	$5.1	$5.3

      For the three months ended March 31, 2005, the company contributed $2.8 to its defined benefit pension plans and $2.3 to its other post-retirement plans. Total 2005 contributions to these and the company’s defined contribution savings plans are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2004.

11.	Other Income

	Three Months Ended
	March 31
	2005	2004

Share of earnings of equity investees	$13.1	$3.8
Dividend income	3.1	—
Other	3.8	3.1

	$20.0	$6.9

12.	Seasonality

      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

13.	Contingencies

Canpotex

      PotashCorp is a shareholder in Canpotex which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2005.

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

Legal and Other Matters

      In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. The draft feasibility study has been submitted for review and approval, and selection of a remedy is projected to occur some time in 2005. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties.

      In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”), regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. PCS Joint Venture initially submitted a proposed Corrective Action Plan to GEPD in 1999, which has now been revised several times in response to GEPD comments. PCS Joint Venture has also conducted and submitted an assessment of the site. Based on its review of the assessment and the Corrective Action Plan, GEPD has expressed its opinion that remediation of the site will require some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. The company has continued discussions with GEPD regarding a remedial plan for the site.

      In March 2005, the USEPA released for public comment a range of remedial alternatives and a proposed remedy for the Columbia Nitrogen site in Charleston, South Carolina. PCS Nitrogen will continue to monitor these and other developments with respect to the Columbia Nitrogen site. In 2003, USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to this site. PCS Nitrogen will continue to assert to USEPA and others its position that it is not a responsible party and to work to identify former site owners and operators who would be responsible parties with respect to the site. The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it believes that its future obligations with respect to these facilities and sites will not have a material adverse effect on the company’s consolidated financial position or results of operations.

      The breadth of the company’s operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, provincial, state and local tax audits. The resolution of these uncertainties and the associated final taxes may result in adjustments to the company’s tax assets and tax liabilities.

      Various other claims and lawsuits are pending against the company in the ordinary course of business. While it is not possible to determine the ultimate outcome of such actions at this time, and there exist inherent uncertainties in predicting such outcomes, it is management’s belief that the ultimate resolution of such actions will not have a material adverse effect on the company’s consolidated financial position or results of operations.

14.	Guarantees

      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2005, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $208.2, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At March 31, 2005, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt and cash margins held of approximately $52.7 to maintain derivatives, which are included in accounts payable and accrued charges.

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

      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 letter of credit as collateral that will remain in effect until the revised plans are accepted.

      During the period, the company entered into various other commercial letters of credit in the normal course of operations.

      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

15.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles

      Canadian GAAP varies in certain significant respects from US GAAP. As required by the United States Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 36 to the consolidated financial statements for the year ended December 31, 2004 in the company’s 2004 Annual Report.

      Long-term investments: The company’s investment in Israel Chemicals Ltd. (“ICL”) is stated at cost. US GAAP requires that this investment be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of OCI.

      Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose was determined based on discounted expected future net cash flows.

      Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment and goodwill under Canadian and US GAAP.

      Asset retirement obligations: The company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, for US GAAP purposes effective January 1, 2003. The equivalent Canadian standard was not adopted until January 1, 2004.

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

      Derivative instruments and hedging activities: Under Canadian GAAP, derivatives used for non-trading purposes that do not qualify for hedge accounting are carried at fair value on the Consolidated Statements of Financial Position, with changes in fair value reflected in earnings. Derivatives embedded within instruments are generally not separately accounted for except for those related to equity-linked deposit contracts, which are not applicable to the company. Gains and losses on derivative instruments held within an effective hedge relationship are recognized in earnings on the same basis and in the same period as the underlying hedged items. There is no difference in accounting between Canadian and US GAAP in respect of derivatives that do not qualify for hedge accounting. Unlike Canadian GAAP, however, the company recognizes all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of Financial Position for US GAAP purposes. Under US GAAP, the accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative is accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. For both fair value and cash flow hedges, if a derivative instrument is designated as a hedge and meets the criteria for hedge effectiveness, earnings offset is available, but only to the extent that the hedge is effective. Ineffective portions of fair value or cash flow hedges are recorded in earnings in the current period.

      Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130 “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. As described in Note 1, Canadian standards relating to comprehensive income are not effective until fiscal years beginning on or after October 1, 2006.

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

      Cash flow statements: US GAAP does not permit the use of certain subtotals within the classification of cash provided by operating activities, nor does it permit the subtotal of cash before financing activities.

      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity. All share and per-share data have been retroactively adjusted to reflect the stock split described in Note 16.

	Three Months Ended
	March 31
	2005	2004

Net income as reported — Canadian GAAP	$131.3	$50.7
Items increasing or decreasing reported net income
Cash flow hedge ineffectiveness	0.2	—
Depreciation and amortization	2.1	2.1
Accretion of asset retirement obligations	—	3.3
Deferred income taxes relating to the above adjustments	(0.7)	(2.0)

Net income — US GAAP	$132.9	$54.1

Weighted average shares outstanding — US GAAP	111,110,000	106,686,000

Basic net income per share — US GAAP	$1.20	$0.51

Diluted net income per share — US GAAP	$1.16	$0.50

	March 31,	December 31,
	2005	2004

Total assets as reported — Canadian GAAP	$5,212.2	$5,126.8
Items increasing (decreasing) reported total assets
Inventory	4.0	(3.0)
Other current assets	2.8	2.6
Available-for-sale securities (unrealized holding gain)	204.2	161.7
Fair value of derivative instruments	143.5	66.5
Property, plant and equipment	(124.4)	(126.5)
Post-retirement and post-employment benefits	11.7	11.7
Intangible asset relating to additional minimum pension liability	9.6	9.6
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$5,416.9	$5,202.7

	March 31,	December 31,
	2005	2004

Total shareholders’ equity as reported — Canadian GAAP	$2,450.2	$2,385.6
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	182.4	96.8
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	46.9	44.8
Cash flow hedge ineffectiveness	2.8	2.6
Post-retirement and post-employment benefits	11.7	11.7
Deferred income taxes relating to the above adjustments	29.7	30.4

Shareholders’ equity — US GAAP	$2,526.6	$2,374.8

	Three Months Ended
	March 31
	2005	2004

Net income — US GAAP	$132.9	$54.1

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	42.4	26.1
Change in gains and losses on derivatives designated as cash flow hedges	94.0	23.2
Reclassification to income of gains and losses on cash flow hedges	(8.6)	(10.5)
Deferred income taxes related to other comprehensive income	(42.2)	(12.8)

Other comprehensive income, net of related income taxes	85.6	26.0

Comprehensive income — US GAAP	$218.5	$80.1

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	March 31,	December 31,
	2005	2004

Unrealized gains and losses on available-for-sale securities	$135.1	$106.7
Gains and losses on derivatives designated as cash flow hedges	104.6	47.4
Additional minimum pension liability	(36.4)	(36.4)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$182.4	$96.8

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements

      In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance was effective for reporting periods beginning after June 15, 2004, while the disclosure requirements were effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FSP EITF Issue No. 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. During the period of the delay, companies should continue to apply relevant guidance. The company will assess the impact of paragraphs 10-20 once the guidance has been finalized.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In April 2005 the compliance date was amended such that the standard will be effective for the first fiscal year beginning after June 15, 2005, meaning that the company will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. To assist in the implementation of SFAS No. 123(R), the SEC issued SAB No. 107, “Share-Based Payment”. While SAB No. 107 addresses a wide range of issues, the largest area of focus is valuation methodologies and the selection of assumptions. Notably, SAB No. 107 lays out simplified methods for developing certain assumptions. In addition to providing the SEC staff’s interpretive guidance on SFAS No. 123(R), SAB No. 107 addresses the interaction of SFAS No. 123(R) with existing SEC guidance (e.g., the interaction with the SEC’s guidance dealing with non-GAAP disclosures). Its intent is to clarify, not change, any of SFAS No. 123(R)’s guidance. The company is reviewing the standard and guidance to determine the potential impact, if any, on its consolidated financial statements.

      In March 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”, that stripping costs incurred during production are variable inventory costs which should be attributed to ore produced in that period as a component of inventory, and recognized in cost of sales in the same period as related revenue. The EITF will be effective for fiscal years beginning after December 15, 2005. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

      In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The FSP will be effective for the company in the second quarter of 2005. Restatement to the date of initial application of FIN 46(R) is permitted but not required. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The company is reviewing the Interpretation to determine the potential impact, if any, on its consolidated financial statements.

Available-for-Sale Security

      The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at March 31, 2005 was $297.0 and the unrealized holding gain was $204.2.

Stock-based Compensation

      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income for the first quarter of 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123 “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income and net income per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

		Three Months Ended

		March 31
		2005	2004

Net income — as reported under US GAAP		$132.9	$54.1
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	2.2
Less:	Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(0.7)	(3.2)

Net income — pro forma under US GAAP(1)		$132.9	$53.1

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share under US GAAP
As reported	$1.20	$0.51
Pro forma	$1.20	$0.50

Diluted net income per share under US GAAP
As reported	$1.16	$0.50
Pro forma	$1.16	$0.49

Derivative Instruments and Hedging Activities

          Cash Flow Hedges

      The company has designated its natural gas derivative instruments as cash flow hedges. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the quarter, a gain of $8.6 (2004 — $10.5) was recognized in cost of goods sold. Of the deferred gains at quarter-end, approximately $55.9 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at March 31, 2005 was $144.8 (2004 — $73.5).

          Fair Value Hedges

      At March 31, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $225.0 (2004 — $300.0). The fair value of the swaps outstanding at March 31, 2005 was a liability of $1.3 (2004 — asset of $5.5).

16.	Comparative Figures

      In the third quarter of 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis in the form of a stock dividend. All comparative share and per-share data have been retroactively adjusted to reflect the stock split.

      Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is the responsibility of management and is as of May 5, 2005. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

      PotashCorp has built a global business on the natural nutrients potash, phosphate and nitrogen. Our products serve three different markets: fertilizer, feed and industrial. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are governments and private importers that tend to buy under contract, while spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.

      Transportation is an important part of the final purchase price for fertilizer so producers usually sell to the closest customers. In North America, we sell mainly on a delivered basis via rail, barge, truck and pipeline. Offshore customers purchase product either at the port where it is loaded or with freight included.

      Potash, phosphate and nitrogen are also used as inputs for the production of animal feed and industrial products. Most feed and industrial sales are by contract and are more evenly distributed throughout the year than fertilizer sales.

POTASHCORP VISION

      We envision PotashCorp as a long-term business enterprise providing superior value to all our stakeholders. To achieve this, we believe we need to be the sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. Risk rises with volatility and we believe the capital markets will assign a better earnings multiple to a growth company with lower risk. We also strive for increased earnings, and to outperform our peer group and other basic materials companies in total shareholder return, a key measure of any company’s value.

      We link our financial performance with areas of extended responsibility: the environment, our social and economic stakeholders. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.

POTASHCORP STRATEGY

      Our strategy is based on our commitment to seek earnings growth and quality. We strive to build value with reduced volatility and we reduce volatility by doing all we can to strengthen our potash business, hence our Potash First strategy. Our goal is to be the low-cost global potash supplier on a delivered basis into all key world markets. We supplement this potash strategy by leveraging our strengths in nitrogen with our lower-cost gas in Trinidad, and our specialty phosphate products, particularly the industrial product, purified acid, produced in North Carolina.

      In our day-to-day actions, we seek to maximize gross margin by focusing on the right blend of price, volumes and asset utilization. Our highest-margin products — potash, purified phosphoric acid and Trinidad nitrogen products — drive our strategy, and we strive to grow the business by enhancing our position as supplier of choice. We aim to build on our strengths by acquiring and maintaining low-cost, high-quality capacity that complements our existing assets and adds strategic value. Our decisions are based on our cash flow return materially exceeding cost of capital.

KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO GOALS

      Each year we set targets to advance our long-term goals and drive results. In 2004 we further developed key performance indicators to monitor our progress and measure success. As we drill down into the organization with these metrics, we believe:

•	management will focus on the most important things, which will be reinforced by having the relevant results readily accessible;

•	employees will understand and be able to effectively monitor their contribution to the achievement of corporate goals; and

•	we will be even more effective in meeting our targets.

      Our long-term goals and 2005 targets are set out on pages 9 to 11 of our 2004 Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2005 Annual Target	to March 31, 2005

To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJBMI for 2005 and three-year average.	PotashCorp’s total shareholder return for the quarter ended March 31, 2005 was 6 percent, which exceeded the DJBMI return of 2 percent though not our sector average return at 13 percent for the same quarter. Our three-year average return at 173 percent significantly exceeds the DJBMI three-year average return of 30 percent and approximates our sector average of 172 percent.

To remain the leader and preferred supplier of potash, phosphate and nitrogen products worldwide.	Increase potash sales volumes by 5 percent at 25 percent higher realized prices.	Potash sales volumes increased by 19 percent at 53 percent higher realized prices compared to the quarter ended March 31, 2004. Compared to the 2004 annual average, realized prices increased 26 percent.

To be the low-cost supplier in our industry.	Achieve rock costs at Aurora and White Springs 5 percent below 2004.	Rock costs at Aurora and White Springs increased 2 percent and 3 percent, respectively, compared to the quarter ended March 31, 2004. Compared to the 2004 annual average, Aurora rock costs increased 4 percent whereas White Springs rock costs decreased 1 percent.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable and lost-time injury rates by 10 percent.	Recordable and lost time injury rates to March 31, 2005 are 0.40 and 2.55, respectively, compared to the targets of 0.20 and 1.72. Safety systems are being evaluated and improvements are being made each month, and we are confident that the targets will be met by year end.

To have motivated and productive employees committed to our long-term goals.	Complete implementation of a human resources administration system enabled by information technology.	US payrolls are scheduled to be completely live by the end of the second quarter of 2005. Phase II Canada implementation began in February 2005 and will continue with completion scheduled during Fall 2005.

FINANCIAL OVERVIEW

      This discussion and analysis is based on the company’s unaudited interim consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 15 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income or loss per share. All comparative share and per-share data have been retroactively adjusted to reflect our two-for-one stock split effected by way of stock dividend in 2004. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.

      For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition the entire document should be read carefully together with our 2004 Annual Report.

Earnings Guidance

      The company’s guidance for earnings per share for first-quarter 2005 was in the range of $0.80 to $1.00. The final result, reflecting strong potash performance, was net income of $131.3 million, or $1.15 per share.

Overview of Actual Results

Operations

	Three Months Ended March 31

			Dollar	%
(Dollars millions — except per-share amounts)	2005	2004	Change	Change

Sales	$921.4	$728.4	$193.0	26
Freight	67.2	58.1	9.1	16
Transportation and distribution	28.9	23.0	5.9	26
Cost of goods sold	566.8	523.3	43.5	8

Gross margin	$258.5	$124.0	$134.5	108

Operating income	$216.7	$97.8	$118.9	122

Net income	$131.3	$50.7	$80.6	159

Net income per share — basic	$1.18	$0.48	$0.70	146

Net income per share — diluted	$1.15	$0.47	$0.68	145

      Tight supply and demand continued in both potash and nitrogen. Asian countries with accelerating economic growth continued their above-trend potash demand. Potash prices rose throughout the quarter, as did nitrogen prices after a brief downturn in ammonia at the start of the year. Customers reacted to these tight market conditions and focused their purchases on potash and nitrogen while solid phosphate fertilizer sales volumes suffered. Potash supply remained tight, as Canadian producers’ inventories were 39 percent below the five-year average at the end of the quarter based on data provided by the Potash and Phosphate Institute.

      First quarter net income was $131.3 million or $1.15 per share as compared to $50.7 million or $0.47 per share in the same period in 2004. The higher quarterly earnings were a result of improvements in all three nutrients. Potash contributed 68 percent of the company’s $258.5 million consolidated gross margin growth quarter over quarter. The company achieved record potash sales volumes at higher realized prices, as increased consumption is tightening supply/demand fundamentals after more than two decades of oversupply in the potash market. With the rest of the industry now operating at or near capacity, the company is benefiting by increasing production and capturing a significant share of global demand growth. The company’s equity investments in other potash companies also generated additional income, demonstrating that the company’s earnings leverage in potash extends beyond its unused capacity. Sociedad Quimica y Minera de Chile S.A. (“SQM”) in Chile and Arab Potash Company (“APC”) in Jordan added an additional $9.3 million in other income, while Israel Chemicals Ltd. (“ICL”) in Israel provided $3.1 million in dividends ($2.3 million recognized in the second quarter last year). The strong performance in potash was supported by larger-than-expected gross margin from the company’s nitrogen operation in Trinidad, as well as continued strength from industrial phosphate.

      Potash gross margin increased $109.5 million or 164 percent, reflecting an increase in sales volumes and average realized prices of 19 percent and 53 percent, respectively, on a quarter-over-quarter basis. Despite higher operating rates, product costs decreased by only 5 percent per tonne due to the impact of foreign exchange compared to first-quarter 2004.

      Phosphate performance improved quarter over quarter due to higher realized prices, lower sulfur and ammonia input costs, and higher production rates. Gross margin was $17.0 million compared to a loss of $0.9 million in first-quarter 2004.

      During the quarter, high US natural gas prices discouraged the startup of previously curtailed nitrogen capacity in the US. Nitrogen gross margin rose 12 percent to $65.3 million quarter over quarter, driven by improved volumes and prices and a 1 percent reduction in cost of sales. The company’s US natural gas hedging activities contributed $8.6 million to first-quarter gross margin compared to $10.5 million in last year’s same quarter.

      Expenses increased by $26.4 million for the quarter principally due to higher provincial mining taxes associated with the increased potash margins realized during first-quarter 2005.

      The weakening of the Canadian dollar by $0.01 compared to December 31, 2004 contributed to a foreign exchange gain of $5.9 million for the quarter. This compares to a gain of $8.2 million for the same quarter last year during which time the Canadian dollar weakened by $0.02 compared to December 31, 2003.

Balance Sheet

      Total assets were $5,212.2 million at March 31, 2005, up $85.4 million or 2 percent compared to December 31, 2004. Liabilities increased $20.8 million from December 31, 2004, to $2,762.0 million at March 31, 2005, and equity increased $64.6 million during the same period to $2,450.2 million.

      The largest contributors to the change in assets during first-quarter 2005 were accounts receivable, cash, inventories, and prepaid expenses and other current assets. Accounts receivable increased 16 percent compared to December 31, 2004, as a result of the timing of cash receipts related to the 6 percent increase in sales for first-quarter 2005 compared to fourth-quarter 2004.

      Cash increased $20.1 million relative to December 31, 2004 predominantly due to very strong earnings. We also received $47.0 million from the issuance of common shares (primarily due to the exercise of stock options), $7.5 million proceeds from the sale of long-term assets and the remaining $5.2 million of non-contingent proceeds related to the sale of PCS Yumbes S.C.M. that occurred in December 2004. These cash inflows were offset in part by a net decrease in non-cash operating working capital items of $75.8 million, additions to property plant and equipment of $56.8 million, dividend payments of $16.5 million and settlement of $82.3 million in common share repurchases.

      Inventories at March 31, 2005 increased 2 percent compared to December 31, 2004. At that time the company had depleted solid phosphate inventories to zero. These have been rebuilding during first-quarter 2005 in preparation for offshore panamax vessel sales, thereby increasing phosphate finished goods inventory at March 31, 2005 by $10.4 million. Potash finished products inventory, which are produced in Canada, increased $4.1 million in part as a result of the stronger Canadian dollar. These increases were partially offset by decreases in nitrogen raw materials inventory due to gains deferred from the company’s hedging program, as well as a decrease in potash materials and supplies inventory.

      Timing of insurance and rail car payments were the principal contributors to a $6.2 million increase in prepaid expenses and other current assets at March 31, 2005 compared to the balance at December 31, 2004.

      Share capital and retained earnings increased at March 31, 2005 compared to balances at December 31, 2004, while contributed surplus declined. Share capital at March 31, 2005 was $33.2 million higher than December 31, 2004 as a result of the issuance of common shares arising from stock option exercises and our dividend reinvestment plan, offset by common share repurchases of $14.7 million under our normal course issuer bid. Our share repurchase program also had the effect of decreasing contributed surplus by $83.1 million compared to December 31, 2004. First-quarter 2005 net earnings of $131.3 million increased retained earnings while dividends of $16.8 million reduced the balance, for a net increase of $114.5 million at March 31, 2005 compared to December 31, 2004.

Business Segment Review

      Note 8 to the unaudited interim consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. The following is based on selected segment measures as used and reviewed by management.

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne[1]

			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Sales	$352.1	$223.7	57
Freight	37.2	33.5	11
Transportation and distribution	9.1	8.7	5

	$305.8	$181.5	68

Net Sales
North American	$128.9	$74.1	74	922	782	18	$139.86	$94.76	48
Offshore	172.8	91.3	89	1,401	1,166	20	$123.35	$78.29	58

	301.7	165.4	82	2,323	1,948	19	$129.90	$84.91	53
Miscellaneous	4.1	16.1	(75)	—	—	—	—	—	—

	305.8	181.5	68	2,323	1,948	19	$131.64	$93.17	41
Cost of goods sold	129.6	114.8	13				$55.79	$58.93	(5)

Gross margin	$176.2	$66.7	164				$75.85	$34.24	122

[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

     Rising demand for potash, coupled with tight supply, resulted in higher prices and increased sales volumes for PotashCorp. Potash provided $176.2 million, or 68 percent, of total gross margin for the quarter. This was 164 percent higher than the $66.7 million gross margin in the first quarter of 2004. The higher prices also increased the gross margin percentage for potash to 58 percent of net sales from 37 percent, quarter over quarter. Total sales increased $128.4 million and net sales increased $124.3 million quarter over quarter.

      Canpotex Limited (“Canpotex”), the offshore marketing agent for Saskatchewan potash producers, raised shipment levels in the first quarter of 2005. As the largest supplier to Canpotex, the company’s total offshore sales volumes rose to 1.4 million tonnes, 20 percent more than last year’s first quarter. This was achieved in spite of reduced shipments to Brazil, as Asian countries such as India and China increased purchases by 268 percent and 58 percent respectively. China was our largest export customer accounting for 35 percent of our total shipments, with Brazil and Malaysia the next closest at 9 percent and 8 percent respectively. Offshore demand was strong despite drought conditions in parts of southeast Asia as importers continued to benefit from favorable commodity prices, increased purchasing power from a weak US dollar and the easing in ocean freight rates. First-quarter 2005 also saw double digit percentage increases in sales to Korea, Japan, Malaysia, and Oceania compared to the same period last year.

      Saskatchewan-sourced offshore volumes rose 30 percent at realized prices 61 percent higher than first-quarter 2004, contributing $22.1 million and $57.2 million respectively to the increase in net sales. New Brunswick offshore volumes decreased by 29 percent though realized prices were up 58 percent, adding $2.2 million to offshore net sales. Ocean freight rates eased to rates 13 percent lower in comparison to first-quarter 2004 since peaking in December 2004. This combination of increases in offshore potash prices and declining ocean freight rates resulted in higher offshore net price realizations for the company.

      North American volumes also set a first-quarter record at 0.9 million tonnes, up 18 percent from last year’s first quarter and contributing $15.5 million to the increase in net sales. As Canpotex increased shipments to international customers, the domestic market grew even tighter as our Saskatchewan competitors were product-constrained, enabling PotashCorp to increase its market share in North America by 5 percent since the first quarter last year. Prices climbed 48 percent quarter over quarter as price increases announced in late 2004 took effect in 2005, favorably impacting first-quarter net sales by $39.3 million.

      The sale of PCS Yumbes in December 2004 was the primary contributor to a $12.0 million decrease in net sales of miscellaneous product for the quarter compared to the same period last year.

      The company produced a record 2.4 million tonnes in the first three months of 2005 as the expansion at Rocanville and additional shifts at Lanigan and Allan increased production. This represents an increase of 14 percent over last year’s first-quarter production of 2.1 million tonnes, and the utilization of some of the company’s excess capacity to fill growing demand. The strength of the Canadian dollar, which averaged 1.2280 in first-quarter 2005 compared to 1.3126 in first-quarter 2004, negatively impacted cost of goods sold by over $3.50 per tonne; however, this was more than offset by higher operating rate efficiencies and the elimination of nitrate operating costs upon disposal of PCS Yumbes.

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne[1]

			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Sales	$264.5	$217.6	22
Freight	19.8	15.7	26
Transportation and distribution	8.1	5.3	53

	$236.6	$196.6	20

Net Sales
Fertilizer — liquids	$52.6	$30.7	71	250	136	84	$210.61	$225.36	(7)
Fertilizer — solids	71.3	71.4	—	327	355	(8)	$217.89	$200.91	8
Feed	55.1	44.4	24	230	207	11	$239.25	$215.18	11
Industrial	54.7	47.8	14	155	145	7	$353.44	$329.71	7

	233.7	194.3	20	962	843	14	$242.93	$230.49	5
Miscellaneous	2.9	2.3	26	—	—	—	—	—	—

	$236.6	$196.6	20	962	843	14	$245.87	$233.31	5

North American	$182.1	$163.6	11	704	669	5	$254.67	$240.96	6
Offshore	54.5	33.0	65	258	174	48	$211.04	$190.36	11

	236.6	196.6	20	962	843	14	$245.87	$233.31	5
Cost of goods sold	219.6	197.5	11				$228.20	$234.38	(3)

Gross margin	$17.0	$(0.9)	n/m				$17.67	$(1.07)	n/m

[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

     Phosphate had its best quarterly performance since the first quarter of 2002, with $17.0 million in gross margin compared to a loss of $0.9 million in the first quarter last year. Phosphate total sales increased $46.9 million and net sales increased $40.0 million quarter over quarter. Realized prices were slightly higher in all categories except for liquid fertilizers compared to first-quarter 2004, with feed phosphate prices increasing the most by 11 percent over the comparative quarter.

      Liquid fertilizer net sales grew $21.9 million in the first quarter of 2005 compared to the same quarter last year. Sales volumes rose significantly, contributing substantially all of the increase in net sales as the company sold more phosphoric acid to India. These sales are lower-priced than other liquid fertilizer products thereby shifting the product mix and causing a 7 percent decrease in average price realizations quarter over quarter. Domestic fertilizer dealers also raised demand for liquid phosphates as US farmers prepared to plant more corn this year.

      Despite China, Japan, India and Mexico being more active in the DAP market, solid fertilizer sales volumes were down 8 percent from first-quarter 2004 primarily due to a decrease in sales of MAP to Brazil, where they worked through inventory carryover from last year. Sales were also negatively impacted by the delayed spring season in the south and southeastern US because of cold, wet weather. Price realizations were up 8 percent from last year as the industry benefited from curtailments resulting from high sulfur and ammonia costs. The combination of the price increase and volume decrease caused net sales to remain flat quarter over quarter.

      The feed business significantly improved quarter over quarter, resulting in an increase in net sales of $10.7 million. Both volumes and prices rose 11 percent from last year’s first quarter as the company sold more to Latin America and Asia, and benefited from a $33.00 per tonne price increase implemented December 2004 for various feed products. Demand for feed phosphates in the US market has been negatively affected by improvements in animal genetics, better use of scientific research in formulating feeds and more recently the rising use of distillers grain from ethanol production as a feed alternative. In contrast, demand in the offshore market has increased due to fewer cases of animal health problems and an improving global economy, more than offsetting the US market decline. Volume increases contributed a total of $5.5 million to net sales while price increases favorably impacted net sales by $5.2 million compared to first-quarter 2004.

      Industrial products were strong contributors to the phosphate business, with a 7 percent increase in both volumes and prices quarter over quarter adding $2.7 and $4.2 million, respectively, to the higher phosphate net sales.

      Phosphate cost of goods sold declined $6.18 per tonne or 3 percent quarter over quarter, due in part to product mix. Lower solid fertilizer sales resulted in less ammonia being utilized. A 7 percent decline in sulfur costs and 12 percent decline in ammonia costs positively impacted margins by $2.3 million and $1.8 million, respectively. As well, a 13 percent increase in P2O5 production levels allowed the company to benefit from operating rate efficiencies. Average phosphate rock costs per tonne remained relatively flat quarter over quarter.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne[1]

			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Sales	$304.8	$287.1	6
Freight	10.2	8.9	15
Transportation and distribution	11.7	9.0	30

	$282.9	$269.2	5

Net Sales
Ammonia	$98.9	$111.7	(11)	406	412	(1)	$243.78	$270.77	(10)
Urea	90.3	55.0	64	359	255	41	$251.43	$215.84	16
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	65.2	57.3	14	450	433	4	$144.76	$132.28	9
Purchased	23.2	40.5	(43)	93	153	(39)	$250.68	$265.65	(6)

	277.6	264.5	5	1,308	1,253	4	$212.23	$211.09	1
Miscellaneous	5.3	4.7	13	—	—	—	—	—	—

	$282.9	$269.2	5	1,308	1,253	4	$216.31	$214.82	1

Fertilizer	$105.8	$104.3	1	463	491	(6)	$228.85	$212.27	8
Non-fertilizer	177.1	164.9	7	845	762	11	$209.45	$216.46	(3)

	282.9	269.2	5	1,308	1,253	4	$216.31	$214.82	1
Cost of goods sold	217.6	211.0	3				$166.39	$168.37	(1)

Gross margin	$65.3	$58.2	12				$49.92	$46.45	7

[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

     Total nitrogen sales increased $17.7 million and net sales increased $13.7 million quarter over quarter. Sales volumes were up 4 percent quarter over quarter, although the product mix shifted markedly as urea tonnes rose 41 percent and purchased tonnes (primarily ammonia) declined 39 percent. Nitrogen generated $65.3 million in gross margin, 12 percent higher than the $58.2 million earned in the same quarter last year. With ammonia prices tracking natural gas prices, our large-scale facility in Trinidad (where we have long-term, low-cost gas contracts) continued to be valuable to the company. Trinidad provided 66 percent of this margin, with US operations contributing 21 percent and US natural gas hedges the remaining 13 percent. During the quarter, the company liquidated its remaining 2005 US gas hedge positions for approximately $40.0 million, which will be recognized over the balance of the year when the related inventory is ultimately sold.

      The company shifted its product mix to urea from ammonia during the quarter to take advantage of higher relative prices in the urea market. As such, ammonia net sales decreased $12.8 million. After a short-term drop in ammonia prices in January, ammonia prices recovered; however, the average price for the quarter was still down 10 percent from the same period last year, contributing $9.6 million to the total decline in net sales. Increased urea sales volumes, mostly from the company’s Trinidad and Lima facilities, contributed an additional

$20.6 million to net sales compared to first-quarter 2004. Urea realizations were up 16 percent due to strong market fundamentals, which factored $14.7 million to the increase in net sales.

      Nitric acid sales increased 17 percent at 5 percent lower realized prices contributing $2.4 million to the increase in net sales. Ammonium nitrate sales decreased 13 percent at realized prices 26 percent higher, favorably impacting net sales by $2.2 million. Purchased product tonnes and prices both showed a decrease at 39 percent and 6 percent, respectively, leading to an overall decrease of $17.3 million in net sales. Volume reductions negatively impacted net sales by $16.1 million, with price declines contributing the remaining $1.2 million variance quarter over quarter.

      On a per-tonne basis, PotashCorp’s cost of goods sold was flat compared to last year’s same quarter, as was our average cost of natural gas at $3.72 per MMBtu. The expansion of the No. 3 plant in Trinidad was completed late in the quarter and will result in increased production for the remainder of the year. Within the US, our natural gas hedging activities contributed $8.6 million to gross margin for the quarter (2004 — $10.5 million).

Expenses and Other Income

	Three Months Ended
	March 31

			Dollar	%
Dollars (millions)	2005	2004	Change	Change

Selling and administrative	$29.3	$26.2	$3.1	12
Provincial mining and other taxes	38.4	15.1	23.3	154
Foreign exchange gain	5.9	8.2	(2.3)	(28)
Other income	20.0	6.9	13.1	190
Interest expense	20.7	22.1	(1.4)	(6)
Income tax expense	64.7	25.0	39.7	159

      Selling and administrative expenses increased $3.1 million on a quarter-over-quarter basis primarily due to performance-based compensation and contributions to the company’s defined contribution savings plans which were reinstated in August 2004. As such, no corresponding amounts were recorded in first-quarter 2004.

      Provincial mining and other taxes increased by $23.3 million from first-quarter 2004 principally due to increased Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component increased significantly, driven by 53 percent higher realized prices quarter over quarter.

      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange gains of $5.9 million in first-quarter 2005. The change in the Canadian dollar relative to the US dollar was not as significant in first-quarter 2005 as it was in first-quarter 2004. As at March 31, 2005, the Canadian dollar was $0.01 weaker than at December 31, 2004. This compares to the weakening of the Canadian dollar by $0.02 from December 31, 2003 to March 31, 2004, which contributed to the $8.2 million foreign exchange gain in that quarter.

      Other income increased $13.1 million from last year’s same quarter due primarily to an increase in our share of earnings in our equity investments in APC and SQM, companies in which we increased our ownership interest during 2004. During first-quarter 2005, $4.0 million was also recorded on the settlement of an insurance claim and a dividend of $3.1 million was received on the company’s investment in Israel Chemicals Ltd. No corresponding amounts were recorded in first-quarter 2004.

      Interest expense decreased $1.4 million quarter over quarter with substantially all of the decrease attributable to the company having more surplus cash earning a higher rate of interest income in first-quarter 2005 compared to first-quarter 2004. Weighted average long-term debt outstanding in 2005 was $1,268.9 million (2004 — $1,269.9 million) with a weighted average interest rate of 6.9 percent (2004 — 6.9 percent). The weighted average interest rate on short-term debt outstanding in the first quarter of 2005 was 2.7 percent (2004 — 1.3 percent).

      The company’s effective consolidated income tax rate for the current period approximated 33 percent, as it did in the first quarter of 2004. Despite the consistent effective rate, income tax expense increased substantially quarter over quarter, driven by the rise in operating income. In 2005, 90 percent of the effective rate pertained to current income taxes and 10 percent related to future income taxes. The increase in the current tax provision from 40 percent in 2004 is primarily due to the increase in potash operating income in Canada.

Status of Restructuring Activities

      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The operations have not been restarted. The company determined that all employee positions pertaining to the affected operations would be eliminated, and recorded $4.8 million in connection with costs of special termination benefits in 2003. No significant payments relating to the terminations remain to be made. Management expects to incur other shutdown-related costs of approximately $12.1 million and nominal annual expenditures for site security and other maintenance costs in relation to these nitrogen facilities. The other shutdown-related costs have not been recorded in the consolidated financial statements as of March 31, 2005. Such costs will be recognized and recorded in the period in which they are incurred. The company also ceased operations at its phosphate feed plant at Kinston, North Carolina in 2003.

      No additional significant costs were incurred in connection with the plant shutdowns in the first three months of 2005. The following table summarizes, by reportable segment, the total costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Cumulative	Total Costs
	Costs	Expected
	Incurred	to be
Dollars (millions)	to Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	—	12.1

	118.8	130.9

Phosphate Segment
Employee termination and related benefits	0.6	0.6
Writedown of parts inventory	0.3	0.3
Asset impairment charges	4.0	4.0

	4.9	4.9

	$123.7	$135.8

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

      The following aggregated information about our contractual obligations and other commitments aims to provide insight into our short- and long-term liquidity and capital resource requirements. The information presented in the table below does not include obligations that have original maturities of less than one year, planned capital expenditures or potential share repurchases.

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt (including interest)	$1,742.4	$97.9	$562.5	$118.8	$963.2
Operating leases	587.8	77.8	144.0	113.2	252.8
Purchase obligations	886.8	104.3	188.0	161.8	432.7
Other commitments	49.9	12.7	19.3	14.7	3.2
Other long-term liabilities	321.8	27.7	65.5	42.2	186.4

Total	$3,588.7	$320.4	$979.3	$450.7	$1,838.3

Long-term Debt

      Long-term debt consists of $1,250.0 million of notes payable that were issued under our US shelf registration statements, $9.0 million of Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the 2004 annual consolidated financial statements) and other commitments of $3.8 million payable over the next five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements prior to maturity. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Industrial Revenue and Pollution Control Obligations and the other long-term debt instruments are subject to certain customary covenants and events of default. Non-compliance with any of the covenants could result in accelerated payment of the related debt. The company was in compliance with the covenants as at March 31, 2005.

      The commitments included in the above table include our cumulative scheduled interest payments on fixed and variable rate long-term debt, totaling $473.7 million. Interest on variable rate debt is based on prevailing interest rates. At March 31, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $225.0 million (2004 — $300.0 million). The company unwound its swap agreements in the second quarter of 2005.

Operating Leases

      The company has various long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels, mineral leases and railcars, the latest of which expires in 2025.

      The most significant operating leases consist primarily of three items. The first is the lease of railcars used to transport finished goods and raw materials, which extends to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of three vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2011; the others terminate in 2016.

Purchase Obligations

      The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities, and certain prices are based on market rates at the time of delivery. The commitments included in the above table are based on contract prices.

      The company has entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the above table are based on floor prices and minimum purchase quantities.

      The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. The commitments included in the above table are based on the expected purchase quantity and current net base prices.

Other Commitments

      Other operating commitments consist principally of amounts relating to the company’s contracts to purchase limestone that run through 2007 and various rail freight contracts, the latest of which expire in 2010.

Other Long-term Liabilities

      Other long-term liabilities consist primarily of accrued post-retirement/post-employment benefits and accrued environmental costs and asset retirement obligations.

Capital Expenditures

      During 2005, we expect to incur capital expenditures of approximately $265.0 million for opportunity capital and approximately $135.0 million to sustain operations at existing levels. The most significant single project relates to the mill refurbishment at Lanigan which will expand surface, hoisting and underground facilities to increase overall annual potash production capacity by 1.5 million tonnes. The company will also increase potash production capacity at Allan which will contribute an additional 0.4 million tonnes to annual potash production capability. In addition the company will be adding compacting equipment at these sites that will increase granular capacity by 1.25 million tonnes per year. The company’s total investment in Lanigan and Allan, including compaction capacity, will be approximately $380.0 million of which approximately $96.0 million will be spent during 2005.

      We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Share Repurchase Program

      On January 25, 2005, the Board of Directors of PCS authorized a share repurchase program of up to 5.5 million common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. Shares may be repurchased from time to time on the open market through February 14, 2006 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.

      During the quarter, the company repurchased for cancellation 1,134,200 common shares under the program, at an average price per share of $86.28. The repurchases resulted in a reduction of share capital of $14.7 million, and the excess net cost over the average book value of the shares of $83.1 million has been recorded as a reduction of contributed surplus.

Sources and Uses of Cash

      The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended
	March 31

			%
Dollars (millions)	2005	2004	Change

Cash provided by operating activities	$115.5	$134.3	(14)
Cash used in investing activities	$44.2	$15.6	183
Cash used in financing activities	$51.2	$112.2	(54)

      The following table presents summarized working capital information as at March 31, 2005 compared to December 31, 2004:

	March 31,	December 31,	%
Dollars (millions) except ratio amounts	2005	2004	Change

Current assets	$1,332.6	$1,243.6	7
Current liabilities	$(698.2)	$(703.7)	(1)
Working capital	$634.4	$539.9	18
Current ratio	1.91	1.77	8

      Our liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our line of credit and commercial paper program, and long-term debt issued under our US shelf registration statement and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends, interest and principal payments on our debt securities, and the repurchase of common shares.

      Cash provided by operating activities for the first quarter of 2005 was $115.5 million, down $18.8 million from the first quarter last year. The stronger gross margin in all three nutrients was offset by additional working capital requirements, led by an increase in accounts receivable compared to the balances at December 31 of the respective prior years. Accounts receivable for the quarter ended March 31, 2005 increased $63.5 million due to the rise in sales volumes and prices, as compared to a decrease at March 31, 2004 of $32.9 million. Our customer credit policies have remained substantially consistent with 2004.

      Cash used in investing activities was $44.2 million, an increase of $28.6 million over the same quarter last year. Additions to property, plant and equipment increased $40.4 million, largely due to planned spending on the company’s announced expansion projects. Proceeds from disposal of long-term assets increased $7.5 million, and the remaining non-contingent proceeds of $5.2 million from the 2004 sale of PCS Yumbes were received.

      Cash used in financing activities during the quarter was $51.2 million, $61.0 million less than the same quarter last year. In first-quarter 2004 the company paid down short-term debt by $118.3 million; whereas, in 2005, $82.3 million was used in the repurchase of common shares under the share repurchase program. Proceeds from the issuance of common shares contributed $47.0 million to cash from financing activities during first-quarter 2005 as compared to $19.8 million in same quarter of 2004.

      PotashCorp believes that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2005, exclusive of any possible acquisitions, as was the case in 2004. At this time, the company does not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Debt Instruments

	March 31, 2005

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$—	$94.3	$655.7
Line of credit	75.0	—	15.5	59.5
Commercial paper	500.0	94.3	—	405.7
US shelf registration	2,000.0	1,250.0	—	750.0

      PotashCorp has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of March 31, 2005. The line of credit is also renewable annually and direct borrowings and outstanding letters of credit committed reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which the company must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt to capital ratio of less than or equal to 0.55:1, a long-term debt to EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth in an amount greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including for the line of credit an event of default for non-payment of other debt in excess of Cdn $40.0 million and for the syndicated credit facility an event of default for acceleration of other debt in excess of $50.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt and amounts due under the line of credit, and termination of the line of credit. The company was in compliance with the above-mentioned covenants as at March 31, 2005.

      The commercial paper market is a source of “same day” cash for the company, and we have a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by Dominion Bond Rating Service (DBRS) and conditions in the money markets. Our credit ratings, as measured by Moody’s and Standard & Poor’s senior debt ratings, remained unchanged from December 31, 2004 (Moody’s: Baa2 with a positive outlook; Standard & Poor’s: BBB+).

      We also have a US shelf registration statement under which we may issue up to an additional $750.0 million in unsecured debt securities.

      At the end of March 2005, our weighted average cost of capital was 8.6 percent (2004 — 7.7 percent), of which 91 percent was equity. The increase was principally due to a shift in mix to equity — which carries a higher cost than debt — as the stock price on a post-split basis closed 110 percent higher this quarter-end compared to the same quarter last year.

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

Guarantee Contracts

      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2005, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $208.2 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At March 31, 2005, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt and cash margins held of approximately $52.7 million to maintain derivatives, which are included in accounts payable and accrued charges.

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

      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 million letter of credit as collateral that will remain in effect until the revised plans are accepted.

      During the period, the company entered into various other commercial letters of credit in the normal course of operations.

      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

Derivative Instruments

      We use derivative financial instruments to manage exposure to commodity price, interest rate and foreign exchange rate fluctuations. Under Canadian GAAP, the company does not record the fair value of derivatives designated (and qualifying) as effective hedges on its Consolidated Statements of Financial Position. Only our hedging activities represent off-balance sheet items.

      The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to manage the cost on a portion of our natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for its US nitrogen plants. By policy, the maximum period for these hedges cannot exceed five years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. The fair value of the company’s gas hedging contracts at March 31, 2005 was $144.8 million (2004 — $73.5 million), with maturities in 2005 through 2014. The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.

      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At March 31, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $225.0 million (2004 — $300.0 million). The fair value of the swaps outstanding at March 31, 2005 was a liability of $1.3 million (2004 — asset of $5.5 million). The company unwound its swap agreements in the second quarter of 2005.

      Refer to Note 29 of our 2004 Annual Report for detailed information regarding the nature of our financial instruments. Other than as described above, there have been no significant changes to these instruments during the first quarter of 2005.

Long-term Fixed Price Contracts

      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements.”

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) except	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
per-share amounts	2005	2004	2004	2004	2004	2003	2003	2003

Sales	$921.4	$866.6	$815.7	$833.7	$728.4	$717.6	$674.6	$745.0

Gross margin	258.5	197.3	189.4	170.7	124.0	92.5	84.5	122.3

Net income (loss)	131.3	100.1	75.2	72.6	50.7	26.5	(185.9)	29.9

Net income (loss) per share — basic	1.18	0.91	0.69	0.68	0.48	0.25	(1.78)	0.29

Net income (loss) per share — diluted	1.15	0.88	0.68	0.67	0.47	0.25	(1.78)	0.29

      Net income (loss) per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

OUTSTANDING SHARE DATA

      The company had, at March 31, 2005, 110,748,102 common shares issued and outstanding, compared to 110,630,503 common shares issued and outstanding at December 31, 2004. At March 31, 2005, there were 5,113,144 options to purchase common shares outstanding, as compared to 6,400,730 at December 31, 2004.

RELATED PARTY TRANSACTIONS

      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2005 were $151.9 million (2004 — $72.6 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

      In prior periods, PCS Yumbes had agreed to purchase potash from SQM and to sell to SQM all of its potassium production at a negotiated price that approximated market value. Both agreements were in effect until the company sold 100 percent of its shares of PCS Yumbes to SQM in December 2004. Potash purchases from SQM for the first quarter of 2004 were $3.2 million, and potassium nitrate sales to SQM for that period were $8.6 million. All transactions with SQM were settled on normal trade terms.

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

      The accounting policies used in preparing the unaudited interim consolidated financial statements are consistent with those used in the preparation of the 2004 annual consolidated financial statements, except as disclosed in Note 2 to the unaudited interim consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Change in Accounting Policy

      Effective January 1, 2005, the company adopted revised CICA Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized in all material respects with US GAAP and provides guidance for applying consolidation principles to certain entities (defined as VIEs) that are subject to control on a basis other than ownership of voting interests. An entity is a VIE when, by design, one or both of the following conditions exist: (a) total equity investment at risk is insufficient to permit that entity to finance its activities without additional subordinated support from other parties; (b) as a group, the holders of the equity investment at risk lack certain essential characteristics of a controlling financial interest. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The adoption of this guideline did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

Canada

      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category in shareholders’ equity called other comprehensive income (“OCI”).

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statement of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffectiveness will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods net income is affected by the variability in the cash flows of the hedged item.

      The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies at the time of adoption.

United States

      In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance was effective for reporting periods beginning after June 15, 2004, while the disclosure requirements were effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FSP EITF Issue No. 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. During the period of the delay, companies should continue to apply relevant guidance. The company will assess the impact of paragraphs 10-20 once the guidance has been finalized.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In April 2005 the compliance date was amended such that the standard will be effective for the first fiscal year beginning after June 15, 2005, meaning that the company will apply the guidance to all employee awards of share-based payment granted, modified or settled in the first quarter of 2006. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. To assist in the implementation of SFAS No. 123(R), the SEC issued SAB No. 107, “Share-Based Payment”. While SAB No. 107 addresses a wide range of issues, the largest area of focus is valuation methodologies and the selection of assumptions. Notably, SAB No. 107 lays out simplified methods for developing certain assumptions. In addition to providing the SEC staff’s interpretive guidance on SFAS No. 123(R), SAB No. 107 addresses the interaction of SFAS No. 123(R) with existing SEC guidance (e.g., the interaction with the SEC’s guidance dealing with non-GAAP disclosures). Its intent is to clarify, not change, any of SFAS No. 123(R)’s guidance. The company is reviewing the standard and guidance to determine the potential impact, if any, on our consolidated financial statements.

      In March 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”, that stripping costs incurred during production are variable inventory costs which should be attributed to ore produced in that period as a component of inventory, and recognized in cost of sales in the same period as related revenue. The EITF will be effective for fiscal years beginning after December 15, 2005. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

      In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The FSP will be effective for the company in the second quarter of 2005. Restatement to the date of initial application of FIN 46(R) is permitted but not required. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The company is reviewing the Interpretation to determine the potential impact, if any, on its consolidated financial statements.

RISK MANAGEMENT

      Understanding and managing risk are important parts of PotashCorp’s strategic planning. In previous years, we identified and analyzed the risks facing the company, ranked them by likelihood of occurrence and significance of consequences, and determined the most effective ways to manage this risk universe.

      In 2004, we introduced a new, integrated risk-management framework that allowed for a comprehensive evaluation of the interdependence of the risks across all segments of the company. We reviewed historical risks, identified new risks and delineated all risks into categories that could interfere with successful implementation of our strategy. We saw those risk categories as markets/business, distribution, operational, financial/ information technology, regulatory and integrity/empowerment. Together and separately, these risks affect our ability to take advantage of opportunities. The greatest consequence of all risks is a loss of reputation, for it can threaten our earnings, access to capital or our brand by creating negative opinions of the company in the minds of employees, customers, investors or our communities. As the risk globe turns, a risk to reputation affects our ability to execute our strategies.

      All risks were plotted on a matrix which recognized that the inherent risks to the company can be reduced by lowering either the expected frequency or the consequences. These mitigation activities result in lower residual risk levels. Management focused on the most significant residual risks to our strategy, as follows, and reported to the Board on plans to manage them.

      The identification and management of risk is an ongoing process because circumstances change and risks change with them. The company continues to monitor our risk management practices. A discussion of enterprise-

wide risk management can be found on pages 44 and 45 of our 2004 Annual Report. There have been no significant changes to management’s assessments during the first three months of 2005.

OUTLOOK

      Supply/demand fundamentals in potash remain tight as demand continues to grow and the industry, excluding PotashCorp, is operating at or near its capacity. Record shipments should continue as offshore customers increase imports and Brazil plays catch-up on its consumption. With other companies shipping more of their potash production offshore, PotashCorp has opportunities to capture higher volumes in North America, where spring planting is now going strong. To meet this demand, we plan to increase production accordingly. Previously announced North American potash price increases should be fully realized by the end of this year’s second quarter. Two further $10 per short ton price increases have been announced for implementation on June 1 and September 1, 2005. Offshore prices are also expected to rise.

      In phosphate, solid fertilizers will likely remain challenged by oversupply in the world market, while industrial products will continue to provide the majority of gross margin in this segment. Feed is expected to continue providing positive gross margin as the Aurora DFP plant is now operating smoothly. The second quarter should show higher proportional solid fertilizer sales volumes, which generate lower margins for the company, and will put pressure on the overall phosphate gross margin.

      In nitrogen, tight supply/demand fundamentals are expected to continue at least through 2005, which should keep prices for all nitrogen products firm throughout the rest of the year. In addition, the expansion of the No. 3 plant in Trinidad was completed late in the quarter and is expected to result in increased production of approximately 50,000 tonnes for the remainder of the year and 75,000 tonnes annually. As a result, nitrogen 2005 earnings now look set to match or surpass the record set in 2004.

      As previously announced, PotashCorp will be returning 1.9 million tonnes of its idle capacity to production at Lanigan and Allan. These projects, along with expansions at the Aurora purified acid plant and in Trinidad, will raise 2005 capital expenditures to an estimated $400.0 million, of which $135.0 million is related to sustaining capital.

      On April 11, 2005, the Government of Saskatchewan announced new provincial mining tax incentives for potash capital projects. While the company’s announced plans at Lanigan and Allan will qualify, the benefit relating to these incentives will not be recognized until the regulations have been enacted, which is expected to occur in the third quarter of 2005.

      Given the continued positive industry fundamentals the company is now expecting 2005 net income to be in the range of $4.00 to $4.50 per diluted share, with second quarter net income of $1.00 to $1.25 per share, assuming a continued flat Canadian dollar of 1.20.

FORWARD LOOKING STATEMENTS

      Certain statements in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after March 31, 2005, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the potential for loss from changes in the value of financial instruments. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

Commodity Risk

      Our US nitrogen results are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold. Changes in the market value of open hedging transactions are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases.

      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2005, our estimated derivative commodity instruments market risk exposure was $41.6 million (2004 — $26.9 million). Actual results may differ from this estimate.

Foreign Exchange Risk

      We also enter into foreign currency forward contracts for the primary purpose of limiting exposure to exchange rate fluctuations relating to Canadian dollar operating and capital expenditures. These contracts are not designated as hedging instruments for accounting purposes. Gains or losses resulting from foreign exchange contracts are recognized in earnings in the period in which changes in fair value occur.

      As at March 31, 2005, we had entered into forward exchange contracts to sell US dollars and receive Canadian dollars in the notional amount of $24.0 million (2004 — $34.5 million) at an average exchange rate of 1.2143 (2004 — 1.3175). We also had small forward contracts outstanding as at March 31, 2005 to reduce exposure to the Swiss franc. Maturity dates for all forward contracts are within fiscal 2005.

Interest Rate Risk

      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.

      As at March 31, 2005, our short-term debt (comprised of commercial paper) was $94.3 million, our current portion of long-term debt was $10.2 million and our long-term debt was $1,258.5 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At March 31, 2005, we had swap agreements outstanding that exchanged a notional amount of $225.0 million of our 7.75 percent fixed rate notes into floating rate debt based on six-month US LIBOR rates. Theses agreements were terminated in the second quarter of 2005.

      Since most of our outstanding borrowings have fixed interest rates, the primary market risk exposure is to changes in fair value. It is estimated that, all else constant, a hypothetical 10-percent change in interest rates would not materially impact our results of operations or financial position. If interest rates changed significantly, management would likely take actions to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES

      As of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Nitrochem

      On May 1, 2003, Nitrochem Distribution, Ltd. (“Nitrochem”) filed an action in U.S. District Court for the Southern District of New York against our subsidiary, PCS Sales (USA), Inc. (“Sales (USA)”). Nitrochem alleges that Sales (USA) entered into a contract for ammonia in 2001 that contained an automatic renewal provision for 2002. Nitrochem further alleges that Sales (USA) failed to take delivery of a specified amount of ammonia in 2002. Sales (USA) has denied all of Nitrochem’s substantive allegations. Nitrochem is seeking damages in the amount of $12 million. The matter proceeded to trial on March 31 and April 1, 2004. On May 3, 2004, a judgment was issued declaring that Sales (USA) had no contractual obligation to purchase ammonia from Nitrochem in 2002 and denying Nitrochem’s claim for breach of contract. Nitrochem has appealed the judgment. On April 22, 2005 the Second Circuit Court of Appeals affirmed the judgment of the trial court in favor of Sales (USA).

Shaw

      On February 23, 1999, Shaw Constructors Inc. (“Shaw”) filed an action against ICF Kaiser Engineers, Inc. (“Kaiser”) and PCS Nitrogen Fertilizer, L.P., PCS Nitrogen Fertilizer, Inc., PCS Nitrogen, Inc. and Potash Corporation of Saskatchewan Inc. (collectively “PCS”) in the Eighteenth Judicial District Court for the State of Louisiana seeking to recover the balance allegedly owed to it under a subcontract with Kaiser. Shaw alleged that PCS is liable for the unpaid balance allegedly due under the subcontract with Kaiser based on a lien it filed against PCS’s property pursuant to the Louisiana Private Works Act. PCS had previously entered into a contract with Kaiser for the construction of a nitric acid facility at the Geismar plant.

      The litigation was subsequently removed to the United States District Court for the Middle District of Louisiana. On August 3, 2001, the trial court granted PCS’s motion for summary judgment and denied Shaw’s motion holding that Shaw had expressly waived its right in the subcontract to file any liens or claims against PCS and its property.

      On February 7, 2002, Shaw filed an appeal with the Fifth Circuit Court of Appeals (the “Fifth Circuit”). On December 30, 2004, the Fifth Circuit reversed the trial court’s decision and entered summary judgment on the issue of liability in favor of Shaw ruling that Shaw has the right to enforce its lien claim against PCS. The Fifth Circuit remanded the case to the trial court for a determination as to the amount of damages that Shaw is entitled to recover from PCS. Shaw alleges that PCS is liable in the amount of approximately $2.04 million plus interest. On January 27, 2005, PCS filed a Petition for Rehearing and Petition for En Banc Rehearing with the Fifth Circuit, which were denied. PCS intends to file a Petition for a Writ of Certiorari with the United States Supreme Court and pursue its defenses to the amount of damages claimed by Shaw on remand to the trial court.

Planters Property

      In March 2005, USEPA released for public comment a range of remedial alternatives and a proposed remedy for the Columbia Nitrogen site in Charleston, South Carolina. PCS Nitrogen will continue to monitor these and other developments with respect to the Columbia Nitrogen site. In 2003, USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to this site. PCS Nitrogen will continue to assert to EPA and others its position that it is not a responsible party and to work to identify former site owners and operators who would be responsible parties with respect to the site.

General

      In the normal course of business, we are subject to legal proceedings being brought against us. The amounts that these proceedings may cost us are not reasonably estimable, due to uncertainty as to the final outcome. However, we do not believe these proceedings in the aggregate will have a material adverse effect on our financial position or results of operations.

ITEM 2.	ISSUER PURCHASE OF EQUITY SECURITIES

      The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share[1]	Programs[2]	the Programs

February 16, 2005 — February 28, 2005	268,500	$86.49	268,500	5,231,500
March 1, 2005 — March 31, 2005	865,700	$85.58	1,134,200	4,365,800

Total	1,134,200	$86.28	1,134,200	4,365,800

[1]	Average price paid per share includes cash paid for commissions.

[2]	On January 25, 2005, the company announced that its Board of Directors had approved an open market repurchase program of approximately 5 percent of the company’s outstanding common shares, or approximately 5.5 million shares, through a normal course issuer bid. Purchasing under the program commenced on February 16, 2005 and may continue until February 14, 2006.

ITEM 5.	OTHER INFORMATION

      The company’s 2005 Performance Option Plan (the “2005 Plan”) was adopted by the company’s Board of Directors on February 28, 2005 and approved by shareholders of the company on May 5, 2005. The 2005 Plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2007. A maximum aggregate of 1,200,000 common shares may be issued pursuant to stock options granted under the 2005 Plan. A copy of the 2005 Plan is attached as Exhibit 10(nn) to this Quarterly Report on Form 10-Q.

      On May 5, 2005, the company’s Board of Directors approved the form of option agreement to be used in connection with grants of options under the 2005 Plan. Also on May 5, 2005, a total number of 1,186,000 options to purchase common shares of the company were granted under the 2005 Plan, at an exercise price per share of Cdn $109.92 for those options denominated in Canadian dollars and an exercise price per share of US$88.23 for those options denominated in US dollars, the closing price for a common share of the company on May 4, 2005 on the Toronto Stock Exchange and New York Stock Exchange, respectively. A copy of the form of option agreement is attached hereto as Exhibit 10(nn).

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

Exhibit
Number	Description of Document

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

Exhibit
Number	Description of Document

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

Exhibit
Number	Description of Document

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(jj)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the 2004 Form 10-K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement.

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

May 6, 2005

By:	/s/ JOSEPH PODWIKA

Joseph Podwika
Vice President, General Counsel and Secretary

May 6, 2005

By:	/s/ WAYNE R. BROWNLEE

Wayne R. Brownlee
Senior Vice President, Treasurer, and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(jj)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the 2004 Form 10-K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement.

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.