Form 10-Q
period 2005-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2005-08-05
CIK 855931

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10351
POTASH CORPORATION OF SASKATCHEWAN INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 — 1st Avenue South
Saskatoon, Saskatchewan, Canada	S7K 7G3
(Address of principal executive offices)	(Zip Code)
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
YES ☑          NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☑          NO ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      As at July 31, 2005, Potash Corporation of Saskatchewan Inc. had 108,655,940 Common Shares outstanding.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$423.3	$458.9
Accounts receivable	373.7	352.6
Inventories (Note 3)	390.1	396.8
Prepaid expenses and other current assets	34.6	35.3

	1,221.7	1,243.6

Property, plant and equipment	3,107.2	3,098.9
Other assets (Note 4)	745.0	650.2
Intangible assets	36.4	37.1
Goodwill	97.0	97.0

	$5,207.3	$5,126.8

Liabilities
Current liabilities
Short-term debt	$93.3	$93.5
Accounts payable and accrued charges	586.3	599.9
Current portion of long-term debt	10.2	10.3

	689.8	703.7

Long-term debt	1,258.1	1,258.6
Future income tax liability	527.5	499.4
Accrued post-retirement/post-employment benefits	211.9	193.4
Accrued environmental costs and asset retirement obligations	83.0	81.2
Other non-current liabilities and deferred credits	19.6	4.9

	2,789.9	2,741.2

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity
Share capital (Note 5)	1,425.3	1,408.4
Unlimited authorization of common shares without par value; issued and outstanding 108,642,994 and 110,630,503 at June 30, 2005 and December 31, 2004, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	28.6	275.7
Retained earnings	963.5	701.5

	2,417.4	2,385.6

	$5,207.3	$5,126.8

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Sales (Note 10)	$1,057.3	$833.7	$1,978.7	$1,562.1
Less: Freight	67.4	68.9	134.6	127.0
Transportation and distribution	32.1	31.3	61.0	54.3
Cost of goods sold	613.0	562.8	1,179.8	1,086.1

Gross Margin	344.8	170.7	603.3	294.7

Selling and administrative	54.9	25.4	84.2	51.6
Provincial mining and other taxes	44.2	29.3	82.6	44.4
Provision for PCS Yumbes S.C.M. (Note 7)	—	5.9	—	5.9
Foreign exchange gain	(6.1)	(9.9)	(12.0)	(18.1)
Other income (Note 13)	(13.9)	(9.2)	(33.9)	(16.1)

	79.1	41.5	120.9	67.7

Operating Income	265.7	129.2	482.4	227.0
Interest Expense	20.6	20.9	41.3	43.0

Income Before Income Taxes	245.1	108.3	441.1	184.0
Income Taxes (Note 8)	80.9	35.7	145.6	60.7

Net Income	$164.2	$72.6	295.5	123.3

Retained Earnings, Beginning of Period			701.5	462.8
Dividends			(33.5)	(27.0)

Retained Earnings, End of Period			$963.5	$559.1

Net Income Per Share (Note 9)
Basic	$1.50	$0.68	$2.68	$1.15
Diluted	$1.46	$0.67	$2.61	$1.14

Dividends Per Share	$0.15	$0.13	$0.30	$0.25

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Operating Activities
Net income	$164.2	$72.6	$295.5	$123.3

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	62.4	63.9	122.0	123.6
Stock-based compensation	23.0	2.8	24.0	5.6
Loss (gain) on disposal of long-term assets	3.5	(0.3)	5.5	(0.3)
Foreign exchange on future income tax	(2.8)	(4.9)	(4.0)	(7.8)
Provision for future income tax	8.1	9.3	14.6	24.3
Share of earnings of equity investees	(13.4)	(3.9)	(26.5)	(7.7)
Dividends received from equity investees	12.1	4.6	12.1	4.6
Provision for PCS Yumbes S.C.M.	—	5.9	—	5.9
Other long-term liabilities	13.8	0.5	19.0	5.9

Subtotal of adjustments	106.7	77.9	166.7	154.1

Changes in non-cash operating working capital
Accounts receivable	35.5	(23.3)	(28.0)	9.6
Inventories	11.3	29.7	9.6	3.1
Prepaid expenses and other current assets	6.7	18.2	0.5	6.9
Accounts payable and accrued charges	24.0	7.7	19.6	20.1

Subtotal of changes in non-cash operating working capital	77.5	32.3	1.7	39.7

Cash provided by operating activities	348.4	182.8	463.9	317.1

Investing Activities
Additions to property, plant and equipment	(74.5)	(33.0)	(131.3)	(49.4)
Investment in Arab Potash Company (“APC”)	(18.6)	—	(18.6)	—
Investment in Israel Chemicals Ltd. (“ICL”)	(74.9)	—	(74.9)	—
Proceeds from disposal of long-term assets	0.9	0.7	8.4	0.7
Proceeds from sale of shares of PCS Yumbes S.C.M.	—	—	5.2	—
Other assets and intangible assets	—	3.5	(0.1)	4.3

Cash used in investing activities	(167.1)	(28.8)	(211.3)	(44.4)

Cash before financing activities	181.3	154.0	252.6	272.7

Financing Activities
Repayment of long-term debt obligations	(0.4)	(0.3)	(0.6)	(0.5)
(Repayment of) proceeds from short-term debt obligations	(1.0)	33.5	(0.2)	(84.8)
Dividends	(16.7)	(13.5)	(33.2)	(27.0)
Repurchase of common shares	(235.1)	—	(317.4)	—
Issuance of common shares	16.2	21.6	63.2	41.4

Cash (used in) provided by financing activities	(237.0)	41.3	(288.2)	(70.9)

(Decrease) Increase in Cash and Cash Equivalents	(55.7)	195.3	(35.6)	201.8
Cash and Cash Equivalents, Beginning of Period	479.0	11.2	458.9	4.7

Cash and Cash Equivalents, End of Period	$423.3	$206.5	$423.3	$206.5

Supplemental cash flow disclosure
Interest paid	$29.5	$30.2	$40.7	$43.6
Income taxes paid	$31.9	$9.0	$107.4	$15.2

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2005
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation
      With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 17. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2004 annual consolidated financial statements, except as disclosed in Note 2.
      These interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2004 annual consolidated financial statements. In management’s opinion, the unaudited financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Principles of Consolidation
      The consolidated financial statements include the accounts of the company and its principal operating subsidiaries:
          — PCS Sales (Canada) Inc.
               — PCS Joint Venture, L.P. (“PCS Joint Venture”)
          — PCS Sales (USA), Inc.
          — PCS Phosphate Company, Inc.
               — PCS Purified Phosphates
          — White Springs Agricultural Chemicals, Inc. (“White Springs”)
          — PCS Nitrogen, Inc. (“PCS Nitrogen”)
               — PCS Nitrogen Fertilizer, L.P.
               — PCS Nitrogen Ohio, L.P.
               — PCS Nitrogen Trinidad Limited
          — PCS Cassidy Lake Company
          — PCS Fosfatos do Brasil Ltda.

Recent Accounting Pronouncements

Comprehensive Income, Equity, Financial Instruments and Hedges
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

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statement of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and be substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffective portion will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.

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
2.   Change in Accounting Policy

Consolidation of Variable Interest Entities
      Effective January 1, 2005, the company adopted revised CICA Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized in all material respects with US GAAP and provides guidance for applying consolidation principles to certain entities (defined as VIEs) that are subject to control on a basis other than ownership of voting interests. An entity is a VIE when, by design, one or both of the following conditions exist: (a) total equity investment at risk is insufficient to permit that entity to finance its activities without additional subordinated support from other parties; (b) as a group, the holders of the equity investment at risk lack certain essential characteristics of a controlling financial interest. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The adoption of this guideline did not have a material impact on the company’s consolidated financial statements.
3.   Inventories

	June 30,	December 31,
	2005	2004

Finished product	$172.1	$181.8
Materials and supplies	95.2	97.7
Raw materials	44.1	50.3
Work in process	78.7	67.0

	$390.1	$396.8

4.   Other Assets
      In June 2005, the company acquired (i) one million additional shares in APC for $18.6; and (ii) 21 million additional shares in ICL for $74.9. As a result of the purchases, the company’s ownership interest in APC and ICL increased to approximately 28 percent and 10 percent, respectively. The company accounts for its investment in APC under the equity method and for ICL under the cost method.

5.   Share Capital
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
      During the second quarter of 2005, the company repurchased for cancellation 2,519,100 common shares under the program, at a net cost of $219.6 and an average price per share of $87.17. The repurchase resulted in a reduction of share capital of $32.8, and the excess net cost over the average book value of the shares of $186.8 has been recorded as a reduction of contributed surplus. Year to date, a total of 3,653,300 shares have been repurchased at a net cost of $317.4 and an average price per share of $86.89, resulting in a reduction of share capital of $47.5 and reduction of contributed surplus of $269.9.
6.   Plant Shutdowns — 2003
      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The operations have not been restarted. The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 in connection with costs of special termination benefits in 2003. No significant payments relating to the terminations remain to be made. Management expects to incur other shutdown-related costs of approximately $12.1 should these nitrogen facilities be dismantled, and nominal annual expenditures for site security and other maintenance costs. The other shutdown-related costs have not been recorded in the consolidated financial statements as of June 30, 2005. Such costs will be recognized and recorded in the period in which they are incurred.
      The company also ceased operations at its phosphate feed plant at Kinston, North Carolina in 2003. The Kinston property was sold in 2004 for nominal proceeds.
      No additional significant costs were incurred in connection with the plant shutdowns in the first six months of 2005. The following table summarizes, by reportable segment, the total costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

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

7.   Provision for PCS Yumbes S.C.M. — 2004
      In December 2004, the company concluded the sale of 100 percent of its shares of PCS Yumbes to Sociedad Quimica y Minera de Chile S.A. (“SQM”). In the second quarter of 2004, the company recorded a writedown of $5.9 for PCS Yumbes, relating primarily to certain mining machinery and equipment that was not to be transferred to SQM under the terms of the agreement. For measurement purposes, fair value was determined in reference to market prices for similar assets. The machinery and equipment was sold in 2005 for nominal proceeds.
8.   Income Taxes
      The company’s consolidated income tax rate for each of the three month and six month periods ended June 30, 2005 approximates 33 percent (2004 — 33 percent).
9.   Net Income Per Share
      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2005 of 109,636,000 (2004 — 107,046,000). Basic net income per share for the year to date is calculated on the weighted average shares issued and outstanding for the six months ended June 30, 2005 of 110,365,000 (2004 — 106,866,000). Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (i) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (ii) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2005 were 112,436,000 (2004 — 108,642,000) and for the year to date were 113,406,000 (2004 — 108,230,000).

10.	Segment Information
      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms which approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2005
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$401.6	$291.3	$364.4	$—	$1,057.3
Freight	37.5	20.0	9.9	—	67.4
Transportation and distribution	9.5	8.8	13.8	—	32.1
Net sales — third party	354.6	262.5	340.7	—
Cost of goods sold	131.3	240.4	241.3	—	613.0
Gross margin	223.3	22.1	99.4	—	344.8
Depreciation and amortization	18.3	24.0	17.5	2.6	62.4
Inter-segment sales	2.4	4.7	28.7	—	—

	Three Months Ended June 30, 2004
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$316.4	$236.9	$280.4	$—	$833.7
Freight	41.2	16.1	11.6	—	68.9
Transportation and distribution	12.5	7.4	11.4	—	31.3
Net sales — third party	262.7	213.4	257.4	—
Cost of goods sold	141.3	207.7	213.8	—	562.8
Gross margin	121.4	5.7	43.6	—	170.7
Depreciation and amortization	19.9	21.4	20.3	2.3	63.9
Inter-segment sales	0.7	3.4	22.3	—	—

	Six Months Ended June 30, 2005
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$753.7	$555.8	$669.2	$—	$1,978.7
Freight	74.7	39.8	20.1	—	134.6
Transportation and distribution	18.6	16.9	25.5	—	61.0
Net sales — third party	660.4	499.1	623.6	—
Cost of goods sold	260.9	460.0	458.9	—	1,179.8
Gross margin	399.5	39.1	164.7	—	603.3
Depreciation and amortization	36.4	46.1	34.6	4.9	122.0
Inter-segment sales	4.4	8.9	48.5	—	—

	Six Months Ended June 30, 2004
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$540.1	$454.5	$567.5	$—	$1,562.1
Freight	74.7	31.8	20.5	—	127.0
Transportation and distribution	21.2	12.7	20.4	—	54.3
Net sales — third party	444.2	410.0	526.6	—
Cost of goods sold	256.1	405.2	424.8	—	1,086.1
Gross margin	188.1	4.8	101.8	—	294.7
Depreciation and amortization	36.8	41.9	40.2	4.7	123.6
Inter-segment sales	3.6	6.5	44.1	—	—

11.	Stock-based Compensation
      The company has three stock option plans. On May 5, 2005, the company’s shareholders approved the 2005 Performance Option Plan under which the company may, after February 28, 2005 and before January 1, 2006, issue up to 1,200,000 common shares pursuant to the exercise of options. Under the plan, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. Options will vest, if at all, based on achievement of certain corporate performance measures over a three-year period. As of June 30, 2005, options to purchase a total of 1,188,500 common shares have been granted under the plan.

      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003. Since the company’s stock option awards prior to 2003 vest over two years, the compensation cost included in the determination of net income for the three and six month periods ended June 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments”. The following table illustrates the effect on net income and the related per-share amount if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Net income — as reported	$164.2	$72.6	$295.5	$123.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15.4	2.2	16.1	4.4
Less: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(15.4)	(3.2)	(16.1)	(6.4)

Net income — pro forma(1)	$164.2	$71.6	$295.5	$121.3

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share
As reported	$1.50	$0.68	$2.68	$1.15
Pro forma	$1.50	$0.67	$2.68	$1.14

Diluted net income per share
As reported	$1.46	$0.67	$2.61	$1.14
Pro forma	$1.46	$0.66	$2.61	$1.12
      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year of Grant
	2005	2003	2002

Expected dividend	$0.60	$0.50	$0.50
Expected volatility	28%	27%	32%
Risk-free interest rate	3.86%	4.06%	4.13%
Expected life of options	6.5 years	8 years	8 years
      The company did not grant any stock options during 2004.

12.	Post-Retirement/Post-Employment Expenses

	Three Months		Six Months
	Ended June 30		Ended June 30
Defined Benefit Pension Plans	2005	2004	2005	2004

Service cost	$3.4	$3.5	$7.0	$7.0
Interest cost	7.8	7.5	15.6	15.0
Expected return on plan assets	(9.5)	(8.4)	(18.4)	(16.8)
Net amortization	1.3	1.1	3.0	2.2

Net expense	$3.0	$3.7	$7.2	$7.4

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Post-Retirement Plans	2005	2004	2005	2004

Service cost	$1.4	$1.4	$2.8	$2.8
Interest cost	3.3	3.5	6.6	7.0
Net amortization	0.4	0.4	0.8	0.8

Net expense	$5.1	$5.3	$10.2	$10.6

      For the three months ended June 30, 2005, the company contributed $5.5 to its defined benefit pension plans and $1.9 to its other post-retirement plans. Contributions for the six months ended June 30, 2005 were $8.3 to the company’s defined benefit pension plans and $4.2 to its other post-retirement plans. Total 2005 contributions to these and the company’s defined contribution savings plans are not expected to differ significantly from the amounts previously disclosed in the company’s consolidated financial statements for the year ended December 31, 2004.

13.	Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Share of earnings of equity investees	$13.4	$3.9	$26.5	$7.7
Dividend income	—	2.2	3.1	2.2
Other	0.5	3.1	4.3	6.2

	$13.9	$9.2	$33.9	$16.1

14.	Seasonality
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

15.	Contingencies

Canpotex
      PotashCorp is a shareholder in Canpotex Limited (“Canpotex”), which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first six months of 2005 or 2004.

Mining Risk
      In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Investment in APC
      The terms of a shareholders agreement with Jordan Investment Company (“JIC”) provide that, from October 17, 2006 to October 16, 2009, JIC may seek to exercise a put option (the “Put”) to require the company to purchase JIC’s remaining common shares in APC. If the Put were exercised, the company’s purchase price would be calculated in accordance with a specified formula based, in part, on future earnings of APC. The amount, if any, which the company may have to pay for JIC’s remaining common shares if there were to be a valid exercise of the Put is not presently determinable.

Legal and Other Matters
      In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/ FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/ FS. The draft feasibility study has been submitted for review and approval, and selection of a remedy is projected to occur in the second half of 2005. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties.
      In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of groundwater recovery and treatment system. No change to management’s estimate of accrued costs was required as at June 30, 2005 as a result of approval of the remedial action plan.
      In 2003, USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to the Columbia Nitrogen site in Charleston, South Carolina. In March 2005, the USEPA released for public comment a range of remedial alternatives and a proposed remedy for this site. PCS Nitrogen will continue to monitor these and other developments with respect to the Columbia Nitrogen site. PCS Nitrogen will also continue to assert to USEPA and others its position that it is not a responsible party and to work to identify former site owners and operators who would be responsible parties with respect to the site. The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it believes that its future obligations with respect to these facilities and sites will not have a material adverse effect on the company’s consolidated financial position or results of operations.
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

16.	Guarantees
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
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2005, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $214.2, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At June 30, 2005, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $57.5 to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plans to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 letter of credit as collateral that will remain in effect until the revised plans are accepted.
      During the period, the company entered into various other commercial letters of credit in the normal course of operations.
      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

17.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles
      Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 36 to the consolidated financial statements for the year ended December 31, 2004 in the company’s 2004 Annual Report.
      Long-term investments: The company’s investment in ICL is stated at cost. US GAAP requires that this investment be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of OCI.
      Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP, they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose was determined based on discounted expected future net cash flows.

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
      Post-retirement and post-employment benefits: Under Canadian GAAP, when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of these developments, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.
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
      Derivative instruments and hedging activities: Under Canadian GAAP, derivatives used for non-trading purposes that do not qualify for hedge accounting are carried at fair value on the Consolidated Statements of Financial Position, with changes in fair value reflected in earnings. Derivatives embedded within instruments are generally not separately accounted for except for those related to equity-linked deposit contracts, which are not applicable to the company. Gains and losses on derivative instruments held within an effective hedge relationship are recognized in earnings on the same basis and in the same period as the underlying hedged items. There is no difference in accounting between Canadian and US GAAP in respect of derivatives that do not qualify for hedge accounting. Unlike Canadian GAAP, however, the company recognizes all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of Financial Position for US GAAP purposes. Under US GAAP, the accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative is accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. For both fair value and cash flow hedges, if a derivative instrument is designated as a hedge and meets the criteria for hedge effectiveness, earnings offset is available, but only to the extent that the hedge is effective. Ineffective portions of fair value or cash flow hedges are recorded in earnings in the current period.
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
      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income. All share and per-share data have been retroactively adjusted to reflect the stock split described in Note 18.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Net income as reported — Canadian GAAP	$ 164.2	$ 72.6	$ 295.5	$ 123.3
Items increasing or decreasing reported net income
Cash flow hedge ineffectiveness	0.8	—	1.0	—
Depreciation and amortization	2.1	2.1	4.2	4.2
Accretion of asset retirement obligations	—	—	—	3.3
Deferred income taxes related to the above adjustments	(1.0)	(0.7)	(1.7)	(2.7)

Net income — US GAAP	$ 166.1	$ 74.0	$ 299.0	$ 128.1

Basic weighted average shares outstanding — US GAAP	109,636,000	107,046,000	110,365,000	106,866,000

Diluted weighted average shares outstanding — US GAAP	112,436,000	108,642,000	113,406,000	108,230,000

Basic net income per share — US GAAP	$ 1.52	$ 0.69	$ 2.71	$ 1.20

Diluted net income per share — US GAAP	$ 1.48	$ 0.68	$ 2.64	$ 1.18

	June 30,	December 31,
	2005	2004

Total assets as reported — Canadian GAAP	$5,207.3	$5,126.8
Items increasing (decreasing) reported total assets
Inventory	3.1	(3.0)
Other current assets	3.6	2.6
Available-for-sale securities (unrealized holding gain)	240.8	161.7
Fair value of derivative instruments	168.5	66.5
Property, plant and equipment	(122.3)	(126.5)
Post-retirement and post-employment benefits	11.7	11.7
Intangible asset relating to additional minimum pension liability	9.6	9.6
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$5,475.6	$5,202.7

	June 30,	December 31,
	2005	2004

Total shareholders’ equity as reported — Canadian GAAP	$2,417.4	$2,385.6
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	222.2	96.8
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	49.0	44.8
Cash flow hedge ineffectiveness	3.6	2.6
Post-retirement and post-employment benefits	11.7	11.7
Deferred income taxes relating to the above adjustments	28.7	30.4

Shareholders’ equity — US GAAP	$2,535.5	$2,374.8

	Six Months Ended
	June 30
	2005	2004

Net income — US GAAP	$299.0	$128.1
Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	79.1	55.5
Change in gains and losses on derivatives designated as cash flow hedges	131.0	43.5
Reclassification to income of gains and losses on cash flow hedges	(22.9)	(25.8)
Deferred income taxes related to other comprehensive income	(61.8)	(24.2)

Other comprehensive income, net of related income taxes	125.4	49.0

Comprehensive income — US GAAP	$424.4	$177.1

The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	June 30,	December 31,
	2005	2004

Unrealized gains and losses on available-for-sale securities	$159.7	$106.7
Gains and losses on derivatives designated as cash flow hedges	119.8	47.4
Additional minimum pension liability	(36.4)	(36.4)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$222.2	$96.8

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements
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
      In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. To assist in the implementation of the new standard, the SEC issued SAB No. 107, “Share-Based Payment”. While SAB No. 107 addresses a wide range of issues, the largest area of focus is valuation methodologies and the selection of assumptions. Notably, SAB No. 107 lays out simplified methods for developing certain assumptions. In addition to providing the SEC staff’s interpretive guidance on SFAS No. 123(R), SAB No. 107 addresses the interaction of SFAS No. 123(R) with existing SEC guidance (e.g., the interaction with the SEC’s guidance dealing with non-GAAP disclosures). The compliance date for SFAS No. 123(R) has been amended such that the standard will be effective for the first fiscal year beginning after June 15, 2005. As of the required effective date, all public entities will apply this standard using a modified version of prospective application. Under that transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method and continues to review the standard and related guidance to determine the potential impact, if any, on its consolidated financial statements.
      In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The guidance did not have a material impact on the company’s consolidated financial statements.
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
      In March 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry”, that stripping costs incurred during production are variable inventory costs that should be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. At its June 2005 meeting, the EITF agreed to clarify that its intention was that inventory produced would only include inventory extracted. The EITF reached a consensus to conform the transition guidance of Issue No. 04-6 to be consistent with SFAS No. 154, “Accounting Changes and Error Corrections”, to state that entities should recognize the cumulative effect of initially applying this consensus as a change to opening retained earnings in the period of adoption. The consensus will be effective for fiscal years beginning after December 15, 2005. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements. As a result of Issue No. 04-6, the Emerging Issues Committee in Canada discussed developing an Abstract on the accounting for stripping costs (in particular, whether such costs incurred during the production phase of a mine are a betterment to the mineral resource) and requested that staff develop this view for further discussion at its August 2005 meeting. This proposal is different from what will be required under US GAAP. The company is monitoring the developments and will determine the potential impact, if any, on its consolidated financial statements if and when related Canadian guidance is released.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, it requires that changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS No. 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Under SFAS No. 154, a change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The standard does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

Available-for-Sale Security
      The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at June 30, 2005 was $408.6 and the unrealized holding gain was $240.8.

Stock-based Compensation
      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Since the company’s stock option awards prior to 2003 vest over two years, the compensation cost included in the determination of net income for the three and six month periods ended June 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income and net income per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Net income — as reported under US GAAP	$166.1	$74.0	$299.0	$128.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15.4	2.2	16.1	4.4
Less: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(15.4)	(3.2)	(16.1)	(6.4)

Net income — pro forma under US GAAP(1)	$166.1	$73.0	$299.0	$126.1

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share under US GAAP
As reported	$1.52	$0.69	$2.71	$1.20
Pro forma	$1.52	$0.68	$2.71	$1.18

Diluted net income per share under US GAAP
As reported	$1.48	$0.68	$2.64	$1.18
Pro forma	$1.48	$0.67	$2.64	$1.17
Derivative Instruments and Hedging Activities

Cash Flow Hedges
      The company has designated its natural gas derivative instruments as cash flow hedges. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the second quarter of 2005, a gain of $14.2 (2004 — $15.3) was recognized in cost of goods sold. On a year-to-date basis, the gain was $22.9 (2004 — $25.8). Of the deferred gains at quarter-end, approximately $52.7 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at June 30, 2005 was $168.5 (2004 — $77.1).

Fair Value Hedges
      At June 30, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $nil (2004 — $300.0). The fair value of the swaps outstanding at June 30, 2005 was a liability of $nil (2004 — $12.6).

18.	Comparative Figures
      In the third quarter of 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis in the form of a stock dividend. All comparative share and per-share data have been retroactively adjusted to reflect the stock split.
      Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

19.	Subsequent Event
      On July 27, 2005, the company acquired a 9.99 percent interest in the ordinary shares of Sinochem Hong Kong Holdings Limited for cash consideration of $97.1, plus transaction costs. Pursuant to a strategic investment agreement, the company also holds an option to acquire an additional 10.01 percent interest within three years of the acquisition. The price for the shares subject to the option will be determined by the prevailing market price at the time of exercise. Sinochem Hong Kong Holdings Limited, a vertically-integrated fertilizer enterprise in the People’s Republic of China, is a subsidiary of Sinochem Corporation and listed on The Hong Kong Stock Exchange.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis is the responsibility of management and is as of August 4, 2005. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.
POTASHCORP AND OUR BUSINESS ENVIRONMENT
      PotashCorp has built a global business on the natural nutrients potash, phosphate and nitrogen. Our products serve three different markets: fertilizer, feed and industrial. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers that tend to buy under contract, while spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.
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
POTASHCORP VISION
      We envision PotashCorp as a long-term business enterprise providing superior value to all our stakeholders. To achieve this, we believe we need to be the sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We strive for increased earnings and to outperform our peer group and other basic materials companies in total shareholder return, a key measure of any company’s value.
      We link our financial performance with areas of extended responsibility: the environment, our social and economic stakeholders. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.
POTASHCORP STRATEGY
      Our strategy is based on our commitment to seek earnings growth and quality. We reduce volatility by doing all we can to strengthen our potash business, hence our Potash First strategy. Our goal is to be the low-cost global potash supplier on a delivered basis into all key world markets. We supplement this potash strategy by leveraging our strengths in nitrogen with our lower-cost gas in Trinidad and our specialty phosphate products, particularly the industrial product, purified acid, produced in North Carolina.
      In our day-to-day actions, we seek to maximize gross margin by focusing on the right blend of price, volumes and asset utilization. Our highest-margin products — potash, purified phosphoric acid and Trinidad nitrogen products — drive our strategy, and we strive to grow the business by enhancing our position as supplier of choice. We aim to build on our strengths by acquiring and maintaining low-cost, high-quality capacity that complements our existing assets and adds strategic value. Our sales, operating and investment decisions are based on our cash flow return materially exceeding cost of capital.

KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO GOALS
      Each year we set targets to advance our long-term goals and drive results. In 2004, we further developed key performance indicators to monitor our progress and measure success. As we drill down into the organization with these metrics, we believe:

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

	Representative	Performance
Goal	2005 Annual Target	to June 30, 2005

To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJBMI for 2005 and three-year average.	PotashCorp’s total shareholder return in the second quarter of 2005 was 9 percent, exceeding the DJBMI return of
-9 percent as well as our sector average return of 8 percent for the same quarter. Our 15-percent return for the six months ended June 30, 2005 exceeded the DJBMI of
-7 percent, though not our sector average of 24 percent. Our three-year average return at 191 percent significantly exceeds the DJBMI three-year average return of 17 percent, though below our sector average of 222 percent.

To remain the leader and preferred supplier of potash, phosphate and nitrogen products worldwide.	Increase potash sales volumes by 5 percent at 25 percent higher realized prices.	Potash sales volumes decreased 7 percent for the second quarter of 2005, while realized prices were 49 percent higher in the second quarter of 2005 compared to second-quarter 2004. Year over year potash sales volumes increased 4 percent at 49 percent higher realized prices. Compared to the 2004 annual average, realized prices increased 34 percent during the six months ended June 30, 2005.

To be the low-cost supplier in our industry.	Achieve rock costs at Aurora and White Springs 5 percent below 2004.	Rock costs at Aurora decreased 5 percent while White Springs increased 2 percent during the second quarter of 2005 compared to the corresponding period in 2004. On a year over year basis, rock costs decreased 2 percent at Aurora and increased 2 percent at White Springs. Compared to the 2004 annual average, Aurora and White Springs rock costs have decreased 2 and 1 percent, respectively.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable and lost-time injury rates by 10 percent.	Recordable and lost time injury rates to June 30, 2005 were 0.32 and 2.24, respectively, compared to the targets of 0.20 and 1.72. This represents an improvement over the quarter ended March 31, 2005 at which time the recordable and lost time injury rates were 0.40 and 2.55, respectively.

FINANCIAL OVERVIEW
      This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 17 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income or loss per share. All comparative share and per-share data have been retroactively adjusted to reflect our two-for-one stock split effected by way of stock dividend in 2004. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.
      For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2004 Annual Report.

Earnings Guidance
      The company’s guidance for earnings per share for the second quarter of 2005 was in the range of $1.00 to $1.25 per share, and was updated in June to reflect expectations of $1.40 to $1.50 per share. The final result, reflecting strong price and volume performance in all three nutrients, was net income of $164.2 million, or $1.46 per share.

Overview of Actual Results

Operations

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2005	2004	Change	Change	2005	2004	Change	Change

Sales	$1,057.3	$833.7	$223.6	27	$1,978.7	$1,562.1	$416.6	27
Freight	67.4	68.9	(1.5)	(2)	134.6	127.0	7.6	6
Transportation and distribution	32.1	31.3	0.8	3	61.0	54.3	6.7	12
Cost of goods sold	613.0	562.8	50.2	9	1,179.8	1,086.1	93.7	9

Gross margin	$344.8	$170.7	$174.1	102	$603.3	$294.7	$308.6	105

Operating income	$265.7	$129.2	$136.5	106	$482.4	$227.0	$255.4	113

Net income	$164.2	$72.6	$91.6	126	$295.5	$123.3	$172.2	140

Net income per share — basic	$1.50	$0.68	$0.82	121	$2.68	$1.15	$1.53	133

Net income per share — diluted	$1.46	$0.67	$0.79	118	$2.61	$1.14	$1.47	129

      Tight supply and demand in potash has made product availability the primary concern for many customers, reducing Canadian producer inventories from their five-year average by approximately 2 million tonnes, to a total of 1.1 million tonnes. This continued to drive up prices in offshore and North American markets in the second quarter of 2005. Improved potash results accounted for 59 percent of the increase in second-quarter gross margin compared to the corresponding quarter last year. Our nitrogen business contributed 32 percent of the gross margin improvement quarter over quarter. Continued curtailments at North American nitrogen facilities, along with strong offshore demand that is limiting the growth of ammonia imports, tightened nitrogen fundamentals. These factors, supported by higher North American natural gas prices, raised nitrogen prices, reinforcing the value of lower-cost gas at PotashCorp’s Trinidad operations. World demand for phosphate fertilizer grew as well, as an early summer fill and the potential for higher prices led to increased second-quarter sales volumes. India and Pakistan increased their demand in the quarter, which led to a tightening of the DAP market. As a result, ending inventories for US DAP producers as of June 30, 2005 were 11 percent below the five-year average while prices rose.
      Second quarter net income was $164.2 million, or $1.46 per share, as compared to $72.6 million, or $0.67 per share, in the corresponding period in 2004. The higher quarterly earnings were a result of higher realized prices in all three nutrients, most particularly potash. On a year-to-date basis, net income increased $172.2 million to $295.5 million, or $2.61 per share, led by a gross margin increase of 105 percent.
      First-half potash sales volumes rose year over year, although second-quarter sales volumes declined compared to the same period last year. In North America, customers shifted their purchases to the first quarter of 2005, resulting in second-quarter sales volumes below last year’s second quarter when customers purchased large volumes in advance of announced price increases. Realized prices rose quarter over quarter and year over year. Increased consumption is tightening supply and demand fundamentals after more than two decades of oversupply in the potash market. With the rest of the industry now operating at or near capacity, the company is benefiting by increasing year-over-year production and capturing a significant share of global demand growth.
      Potash gross margin increased $101.9 million, or 84 percent, quarter over quarter despite a 7 percent decrease in sales volumes, as average realized prices increased 49 percent. Potash gross margin grew by 112 percent, or $211.4 million, year over year as a result of higher realized prices and sales volumes of 49 percent and 4 percent, respectively. Despite higher operating rates for the second quarter and the first half of 2005, product costs were relatively flat on a per tonne basis due to the impact of a stronger Canadian dollar compared to corresponding periods in 2004.
      High US natural gas prices discouraged the startup of previously curtailed nitrogen capacity in the US. Nitrogen gross margin rose 128 percent to $99.4 million quarter over quarter and 62 percent, or $62.9 million, year over year, reflecting higher prices in both Trinidad and the US. Trinidad provided 57 percent of gross margin for the second quarter and 61 percent for the first half of 2005. The company’s US natural gas hedging activities contributed $14.2 million to the second-quarter gross margin and $22.9 million for the first half of 2005 compared to $15.3 million and $25.8 million, respectively, last year.
      Phosphate gross margin was $22.1 million in the second quarter of 2005 compared to $5.7 million in last year’s second quarter, led by high-margin industrial product sales. Phosphate gross margin increased from $4.8 million in the first half of 2004 to $39.1 million in the second half of 2005. Phosphate performance improved quarter over quarter and year over year due to increased sales volumes at higher realized prices for all phosphate products, lower sulfur costs and higher production rates. These effects were partially offset by higher ammonia input costs in the first half of 2005 compared to the corresponding period in 2004.
      Selling, administrative, provincial mining and other tax expenses increased by $44.4 million quarter over quarter and $70.8 million year over year principally due to higher mining taxes associated with the increased potash prices and margins, and the accelerated recognition of compensation expense associated with performance stock options granted during the second quarter of 2005.
      The weakening of the Canadian dollar by $0.02 at June 30, 2005 compared to December 31, 2004 and March 31, 2005 contributed to foreign exchange gains of $6.1 million quarter over quarter and $12.0 million year over year. This compares to gains of $9.9 million and $18.1 million for the corresponding periods in 2004 when the Canadian dollar weakened by $0.05 and $0.03, respectively.

Balance Sheet
      Total assets were $5,207.3 million at June 30, 2005, up $80.5 million or 2 percent over December 31, 2004. Total liabilities increased $48.7 million from December 31, 2004 to $2,789.9 million at June 30, 2005, and total shareholders’ equity increased $31.8 million during the same period to $2,417.4 million.
      The largest contributors to the increase in assets during the first half of 2005 were accounts receivable, cash, and other assets. Accounts receivable increased 6 percent compared to December 31, 2004, as a result of a 22 percent increase in sales in the second quarter of 2005 compared to the fourth quarter of 2004. The company’s accounts receivable turnover ratio improved during the same period. Cash decreased $35.6 million relative to December 31, 2004. Strong first-half earnings provided the basis for cash inflows from operating activities of $463.9 million. We also received $63.2 million from the issuance of common shares (primarily due to the exercise of stock options). Cash inflows were more than offset by additions to property plant and equipment of $131.3 million (including key expansion projects in all three nutrients), dividend payments of

$33.2 million and common share repurchases of $317.4 million. The company also made additional investments in Arab Potash Company (“APC”) and Israel Chemicals Ltd. (“ICL”) of $18.6 million and $74.9 million, respectively, which was the primary cause of the increase in other assets at June 30, 2005 compared to December 31, 2004.
      Share capital and retained earnings increased at June 30, 2005 compared to December 31, 2004, while contributed surplus declined. Share capital at June 30, 2005 was $16.9 million higher than December 31, 2004 as a result of the issuance of common shares arising from stock option exercises and our dividend reinvestment plan, offset by common share repurchases of $47.5 million under our normal course issuer bid. Our share repurchase program also had the effect of decreasing contributed surplus by $269.9 million compared to December 31, 2004. Net earnings for the six months ended June 30, 2005 of $295.5 million increased retained earnings while dividends declared of $33.5 million reduced the balance, for a net increase of $262.0 million at June 30, 2005 compared to December 31, 2004.

Business Segment Review
      Note 10 to the unaudited interim consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. The following is based on selected measures as used and reviewed by management.
Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$401.6	$316.4	27
Freight	37.5	41.2	(9)
Transportation and distribution	9.5	12.5	(24)

	$354.6	$262.7	35

Net Sales
North American	$155.7	$117.5	33	973	1,119	(13)	$159.98	$104.99	52
Offshore	196.0	138.2	42	1,427	1,474	(3)	$137.31	$93.77	46

	351.7	255.7	38	2,400	2,593	(7)	$146.54	$98.61	49
Miscellaneous products	2.9	7.0	(59)	—	—	—	—	—	—

	354.6	262.7	35	2,400	2,593	(7)	$147.75	$101.31	46
Cost of goods sold	131.3	141.3	(7)				$54.71	$54.49	—

Gross margin	$223.3	$121.4	84				$93.04	$46.82	99

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$753.7	$540.1	40
Freight	74.7	74.7	—
Transportation and distribution	18.6	21.2	(12)

	$660.4	$444.2	49

Net Sales
North American	$284.6	$191.6	49	1,895	1,901	—	$150.19	$100.78	49
Offshore	368.8	229.5	61	2,828	2,640	7	$130.40	$86.93	50

	653.4	421.1	55	4,723	4,541	4	$138.34	$92.73	49
Miscellaneous products	7.0	23.1	(70)	—	—	—	—	—	—

	660.4	444.2	49	4,723	4,541	4	$139.83	$97.82	43
Cost of goods sold	260.9	256.1	2				$55.24	$56.40	(2)

Gross margin	$399.5	$188.1	112				$84.59	$41.42	104

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
     Rising demand for potash, combined with tight supply, resulted in higher prices and stable sales volumes for PotashCorp compared to the corresponding periods in the prior year for both the second quarter and first half of 2005. Potash provided $223.3 million, or 65 percent, of total gross margin for the quarter. This was 84 percent higher than the $121.4 million potash gross margin in the second quarter of 2004. The higher prices also improved gross margin as a percentage of net sales to 63 percent from 46 percent, quarter over quarter. Total sales increased $85.2 million quarter over quarter and net sales increased $91.9 million. On a year-over-year basis, potash provided $399.5 million, or 66 percent, of total gross margin, representing an increase of 112 percent from the $188.1 million gross margin for the six months ended June 30, 2004. The gross margin percentage for potash increased from 42 percent of net sales to 60 percent year over year.
      Canpotex Limited (“Canpotex”), the offshore marketing agent for Saskatchewan potash producers, raised its total shipments in the second quarter of 2005 to levels 7 percent higher than the corresponding quarter last year. This was a product of increased shipments to Brazil and China which were partially offset by declines in sales to Malaysia and Australia which took substantial volumes in the first quarter of 2005. On a year-over-year basis, demand from key customers was strong, as sales to Asian countries such as India (despite being out of the market for May and June 2005) and China rose by 118 percent and 41 percent, respectively.
      The company’s total offshore sales volumes supplied to Canpotex in the second quarter of 2005 rose to 1.25 million tonnes, 2 percent more than last year’s second quarter. Overall offshore volumes were down slightly, however, due to reduced shipments from our New Brunswick operation, particularly to Brazil. Realized prices for Saskatchewan-sourced tonnes were 48 percent higher quarter over quarter, contributing $55.2 million to the increase in net sales. New Brunswick offshore volumes decreased by 27 percent but realized prices were up 45 percent, adding $1.5 million to offshore net sales. For the six months ended June 30, 2005, Saskatchewan-sourced offshore volumes increased 14 percent at realized prices 52 percent higher than the same period last year, contributing $23.2 million and $112.4 million to the increase in net sales, respectively. New Brunswick offshore sales contributed $3.7 million of the net sales increase as prices rose 51 percent though volumes declined year over year.
      The spring application season started slow in the south and southeastern US in the first quarter of 2005 due to cold, wet weather but improved with rapid field application in the second quarter of 2005 as a result of favorable weather in the Midwest. Prices rose 52 percent as all announced domestic increases prior to June 2005 were fully realized by the end of the second quarter. The company also benefited from certain sales reflecting the $11 per tonne price increase effective June 1, 2005. These price increases favorably impacted North American sales by $52.9 million, while volume decreases partially offset this by $14.7 million. Saskatchewan competitors were product-constrained, enabling PotashCorp to increase its market share in

North America by 4 percent over the first half of last year. Realized prices were 49 percent higher than the six months ended June 30, 2004, contributing $92.1 million to the increase in net sales in the first half of 2005.
      Prices in the North American market for the quarter were $22.67 per tonne, or 17 percent, higher than offshore prices, and $19.79 per tonne, or 15 percent, higher for the year to date. The gap between the two markets is a product of offshore customers purchasing under long-term contracts that lag behind North American spot-market increases. The difference also reflects product mix, as North American customers prefer granular products that command a premium over standard products, which are more typically consumed offshore.
      The company produced a record 2.4 million tonnes in the second quarter of 2005 and 4.8 million tonnes in the first six months of 2005 as the expansion at Rocanville and additional shifts at Lanigan and Allan increased production. This represents an increase over last year’s second-quarter production of 2.2 million tonnes and last year’s first-half production of 4.3 million tonnes, and the utilization of some of the company’s excess capacity to fill growing demand. Costs on a per-tonne basis were slightly above the same quarter last year as a result of minor unplanned downtime, higher energy costs in New Brunswick, and a stronger Canadian dollar. The Canadian dollar, which averaged, per US dollar, 1.2359 in the second quarter of 2005 compared to 1.3497 in the second quarter of 2004, and 1.2320 in the first half of 2005 compared to 1.3312 in the first half of 2004, negatively impacted cost of goods sold by over $2.50 per tonne quarter over quarter and over $6.00 per tonne year over year. The impact of these changes, however, was more than offset by higher operating rate efficiencies.
Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$291.3	$236.9	23
Freight	20.0	16.1	24
Transportation and distribution	8.8	7.4	19

	$262.5	$213.4	23

Net Sales
Fertilizer — liquids	$40.4	$30.8	31	171	143	20	$235.83	$214.66	10
Fertilizer — solids	102.7	86.0	19	467	427	9	$219.91	$201.68	9
Feed	55.6	43.7	27	222	207	7	$250.13	$211.02	19
Industrial	60.0	50.3	19	176	154	14	$340.61	$327.22	4

	258.7	210.8	23	1,036	931	11	$249.54	$226.49	10
Miscellaneous	3.8	2.6	46	—	—	—	—	—	—

	$262.5	$213.4	23	1,036	931	11	$253.23	$229.25	10
Cost of goods sold	240.4	207.7	16				$231.90	$223.13	4

Gross margin	$22.1	$5.7	288				$21.33	$6.12	249

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$555.8	$454.5	22
Freight	39.8	31.8	25
Transportation and distribution	16.9	12.7	33

	$499.1	$410.0	22

Net Sales
Fertilizer — liquids	$93.0	$61.5	51	421	279	51	$220.87	$219.87	—
Fertilizer — solids	174.0	157.4	11	794	782	2	$219.08	$201.33	9
Feed	110.7	88.1	26	452	414	9	$244.59	$213.10	15
Industrial	114.7	98.1	17	331	299	11	$346.60	$328.33	6

	492.4	405.1	22	1,998	1,774	13	$246.35	$228.35	8
Miscellaneous	6.7	4.9	37	—	—	—	—	—	—

	$499.1	$410.0	22	1,998	1,774	13	$249.69	$231.18	8
Cost of goods sold	460.0	405.2	14				$230.12	$228.47	1

Gross margin	$39.1	$4.8	715				$19.57	$2.71	622

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
     Phosphate performance improved in the second quarter of 2005 compared to the corresponding period in 2004. Sales increased $54.4 million and net sales increased $49.1 million, contributing $22.1 million or 6 percent of the company’s gross margin for the quarter as compared to $5.7 million or 3 percent in the second quarter of 2004. On a year over year basis, phosphate sales increased $101.3 million and net sales increased $89.1 million. Phosphate gross margin increased year over year from $4.8 million to $39.1 million, representing an increase from 2 percent to 6 percent of total gross margin. World supply of P2O5 tightened resulting in demand from countries where product was not purchased previously. Realized prices were higher in all major categories compared to the second quarter of 2004, with increases ranging from 4 percent in industrial phosphates to 19 percent in feed phosphates. Realized prices improved year over year in all major categories. Overall price increases contributed $23.9 million to the increase in net sales quarter over quarter and $38.5 million year over year.
      Liquid fertilizer net sales grew $9.6 million in the second quarter of 2005 compared to the same quarter last year. Sales volumes increased 20 percent at 10 percent higher realized prices, contributing $7.4 million and $2.2 million to the increase in net sales, respectively. Our sales volumes to the offshore market increased 21 percent quarter over quarter at realized prices 22 percent higher. North American sales volumes in the second quarter of 2005 were 19 percent higher than the second quarter of 2004 at 8 percent higher realized prices. For the year to date, offshore sales volumes of liquid fertilizer increased 199 percent at prices 19 percent higher, while North American volumes increased 23 percent at prices 6 percent higher than the six months ended June 30, 2004.
      Solid fertilizer sales volumes, comprised of DAP and MAP, rose 9 percent quarter over quarter with major sales to India. Year over year sales volumes increased only 2 percent due to a slow start in the first quarter of 2005 because of cold wet weather in the south and southeastern US, and a decline in sales to Brazil which worked through inventory carryover from last year. Price realizations for solid fertilizer products rose 9 percent quarter over quarter and year over year. The combination of price and volume increases caused net sales to increase $8.0 million and $8.7 million, respectively, in the second quarter of 2005, and $11.4 million and $5.2 million, respectively, in the first half of 2005 compared to the corresponding periods last year.
      The feed business improved quarter over quarter, resulting in an increase in net sales of $11.9 million. Volumes rose 7 percent and prices rose 19 percent from last year’s second quarter contributing $3.0 million and $8.9 million, respectively, to the increase in net sales. Volume increases for the first half of 2005 contributed $8.4 million while price increases favorably impacted net sales by $14.2 million compared to the first half of 2004.

      Industrial products remained the strongest-performing area of the phosphate business, accounting for approximately 71 percent of gross margin. Sales volumes of industrial products increased 14 percent quarter over quarter at 4 percent higher realized prices, contributing $5.8 million and $3.9 million, respectively, to the higher phosphate sales quarter over quarter. Year over year, increased sales volumes contributed $8.4 million to the increase in net sales while price increases favorably impacted net sales by $8.2 million.
      Phosphate cost of goods sold increased $8.77 per tonne, or 4 percent, quarter over quarter, due in part to product mix. Higher solid fertilizer sales resulted in more ammonia being utilized at an average cost per tonne 29 percent higher than the corresponding quarter of last year, unfavorably impacting margins by $6.7 million. Year over year, cost of goods sold increased 1 percent, or $1.65 per tonne. Increased solid fertilizer sales resulted in more ammonia being utilized, the average cost for which was 7 percent higher in the first half of 2005 than in the first half of 2004 and unfavorably impacted cost of sales by $3.3 million. A 4 percent decline in sulfur costs favorably impacted cost of sales by $2.6 million and a 7 percent increase in P2O5 production levels allowed the company to benefit from operating rate efficiencies. Average phosphate rock costs per tonne remained relatively flat year over year.
Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$364.4	$280.4	30
Freight	9.9	11.6	(15)
Transportation and distribution	13.8	11.4	21

	$340.7	$257.4	32

Net Sales
Ammonia	$139.6	$108.8	28	482	503	(4)	$289.70	$216.22	34
Urea	92.4	60.8	52	331	308	7	$279.05	$197.18	42
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	72.8	62.4	17	479	493	(3)	$152.17	$126.74	20
Purchased	28.9	19.6	47	103	105	(2)	$278.40	$187.17	49

	333.7	251.6	33	1,395	1,409	(1)	$239.21	$178.57	34
Miscellaneous	7.0	5.8	21	—	—	—	—	—	—

	$340.7	$257.4	32	1,395	1,409	(1)	$244.14	$182.73	34

Fertilizer	$141.6	$109.0	30	545	590	(8)	$259.76	$184.90	40
Non-fertilizer	199.1	148.4	34	850	819	4	$234.12	$181.17	29

	340.7	257.4	32	1,395	1,409	(1)	$244.14	$182.73	34
Cost of goods sold	241.3	213.8	13				$172.89	$151.79	14

Gross margin	$99.4	$43.6	128				$71.25	$30.94	130

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$669.2	$567.5	18
Freight	20.1	20.5	(2)
Transportation and distribution	25.5	20.4	25

	$623.6	$526.6	18

Net Sales
Ammonia	$238.5	$220.5	8	888	915	(3)	$268.71	$240.79	12
Urea	182.8	115.8	58	690	563	23	$264.68	$205.62	29
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	138.0	119.7	15	929	926	—	$148.58	$129.33	15
Purchased	52.1	60.1	(13)	196	258	(24)	$265.32	$233.68	14

	611.4	516.1	18	2,703	2,662	2	$226.19	$193.88	17
Miscellaneous	12.2	10.5	16	—	—	—	—	—	—

	$623.6	$526.6	18	2,703	2,662	2	$230.68	$197.84	17

Fertilizer	$247.4	$213.3	16	1,008	1,081	(7)	$245.57	$197.34	24
Non-fertilizer	376.2	313.3	20	1,695	1,581	7	$221.82	$198.18	12

	623.6	526.6	18	2,703	2,662	2	$230.68	$197.84	17
Cost of goods sold	458.9	424.8	8				$169.75	$159.60	6

Gross margin	$164.7	$101.8	62				$60.93	$38.24	59

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
     Supply and demand fundamentals in nitrogen continued to tighten as producers in the US and other areas with high-cost natural gas kept unprofitable production curtailed. Nitrogen gross margin for the second quarter of 2005 of $99.4 million exceeded the second quarter of 2004 by 128 percent. With ammonia prices tracking natural gas prices, our large-scale facility in Trinidad (where we have long-term, lower-cost gas contracts) continued to be valuable to the company. Trinidad provided 57 percent of this margin for the quarter, with US operations contributing 28 percent and US natural gas hedges the remaining 15 percent. For the first half of 2005, nitrogen gross margin increased 62 percent, or $62.9 million, compared to the first half of 2004, representing 26 percent of net sales as compared to 19 percent in the six months ended June 30, 2004. During the first quarter of 2005, the company liquidated its remaining 2005 US gas hedge positions for approximately $40.0 million, which will be recognized over the balance of the year when the related inventory is ultimately sold.
      Total nitrogen sales increased $84.0 million and net sales increased $83.3 million quarter over quarter. Realized prices were up 34 percent quarter over quarter while volumes remained relatively flat. Year over year, total sales increased $101.7 million and net sales increased $97.0 million. Sales volumes remained relatively flat, although the product mix shifted markedly as urea tonnes rose 23 percent and purchased tonnes (primarily ammonia) declined 24 percent year over year.
      Ammonia sales volumes declined 4 percent during the second quarter of 2005, though 34 percent higher realized prices contributed $36.7 million to ammonia net sales for an overall increase of $30.8 million. Industrial demand was strong in the quarter due to low North American interest rates and a buoyant housing market, but production problems at the company’s Lima facility and a 32-day shutdown of one plant at Trinidad for expansion installations caused overall sales to drop compared to the same quarter last year. Year over year, ammonia net sales increased $18.0 million despite a volume decline of 3 percent, as the company shifted its product mix from ammonia to urea during the first quarter to take advantage of higher relative prices in that market. Permanent and temporary curtailments in the industry and leveling off of ammonia import volumes have tightened supply and resulted in increased net realized prices. After a short-term drop in ammonia prices in January, ammonia prices recovered; the average price in the first quarter of 2005 was down 10 percent from the corresponding period last year. Despite the 34 percent increase in the second quarter of

2005 prices, ammonia prices for the first half of 2005 were only 12 percent higher than the corresponding period in 2004.
      Increased urea sales volumes, mostly from the company’s Trinidad and Lima facilities, at higher realized prices contributed an additional $31.6 million to net sales compared to second-quarter 2004. Sales volumes increased 7 percent quarter over quarter as a result of increased agricultural product sales from our Lima facility and our Trinidad facility operating at rates above the expected design. Urea realizations were up 42 percent for the quarter, contributing $27.2 million of the increase in net sales, due to industry curtailments and a pull back in urea import volumes resulting from strong offshore demand. Realized prices were up 29 percent and volumes were up 23 percent in the six months ended June 30, 2005, compared to the corresponding period last year, factoring $41.8 million and $25.2 million, respectively, in the increase in net sales.
      Sales of nitrogen solutions were down 3 percent quarter over quarter and 2 percent year over year. However, due to realized prices 29 percent higher for both periods, nitrogen solutions contributed a net $4.2 million and $7.4 million, respectively, to the increase in net sales. Nitric acid sales volumes decreased 5 percent at 13 percent higher realized prices, contributing $1.5 million to the increase in net sales for the second quarter of 2005 compared to the same quarter last year. Year over year sales were up 5 percent at 4 percent higher realized prices, favorably impacting net sales by $3.9 million. Ammonium nitrate sales remained flat with price realizations up 17 percent quarter over quarter, contributing $4.7 million to the net sales increase. Sales volumes declined 7 percent in the six months ended June 30, 2005 compared to the same period last year though realized prices at 22 percent higher combined to positively impact net sales by $7.0 million.
      Purchased product tonnes sold declined 2 percent in the quarter ended June 30, 2005 and 24 percent in the first half of 2005 compared to the corresponding periods last year. This was offset in the second quarter by realized prices 49 percent higher than the corresponding period in the prior year, contributing a net $9.3 million to the increase in net sales. Year over year, despite higher prices contributing $9.5 million to net sales, negative volume variances caused purchased product to negatively impact net sales by $8.0 million overall.
      On a per-tonne basis, PotashCorp’s cost of goods sold increased 14 percent for the quarter ended June 30, 2005 compared to the same quarter last year. The average cost of natural gas increased 30 percent quarter over quarter to $4.02 per MMBtu. This increase was partially offset by volume efficiencies at the Trinidad facility as the expansion of the No. 3 plant was completed late in the first quarter. This resulted in increased production in the second quarter of 2005 which was above expected design. Within the US, our natural gas hedging activities contributed $14.2 million to gross margin for the quarter (2004 — $15.3 million). Year over year, cost of goods sold only increased 6 percent per tonne despite a 14-percent increase in natural gas price to $3.87 per MMBtu. Our US natural gas hedging activities contributed $22.9 million to gross margin for the first half of 2005 (2004 — $25.8 million).
Expenses and Other Income

	Three Months Ended				Six Months Ended
	June 30				June 30

			Dollar	%			Dollar	%
Dollars (millions)	2005	2004	Change	Change	2005	2004	Change	Change

Selling and administrative	$54.9	$25.4	$29.5	116	$84.2	$51.6	$32.6	63
Provincial mining and other taxes	44.2	29.3	14.9	51	82.6	44.4	38.2	86
Provision for PCS Yumbes S.C.M.	—	5.9	(5.9)	n/m	—	5.9	(5.9)	n/m
Foreign exchange gain	6.1	9.9	(3.8)	(38)	12.0	18.1	(6.1)	(34)
Other income	13.9	9.2	4.7	51	33.9	16.1	17.8	111
Interest expense	20.6	20.9	(0.3)	(1)	41.3	43.0	(1.7)	(4)
Income tax expense	80.9	35.7	45.2	127	145.6	60.7	84.9	140
n/m = not meaningful

     Selling and administrative expenses increased $29.5 million quarter over quarter and $32.6 million year over year. The primary reason for the change was the non-cash expense associated with performance stock options approved by the company’s shareholders and granted to employees in the second quarter of 2005 (expense was recognized retroactive to January 1, 2005). For those awards granted to employees eligible to retire before the vesting period, the company attributes compensation cost over the period from the grant date to the date of retirement eligibility. The company expects compensation cost attributable to the 2005 stock option grants for the years ended December 31, 2005, 2006 and 2007 to approximate $24.8 million (of which $22.0 million was recorded in the second quarter), $5.1 million and $4.6 million, respectively. No stock options were granted by the company during 2004. Pre-tax stock option expense recorded in second-quarter 2005 and for the year to date in respect of all plans was $23.0 million and $24.0 million, respectively, as compared to $2.8 million and $5.6 million for the corresponding periods in 2004. The remaining increases in selling and administrative expenses resulted largely from other performance-based compensation, including contributions to the company’s defined contribution savings plans that were reinstated in August 2004. No corresponding savings plan amounts were recorded in the second quarter or first half of 2004.
      Provincial mining and other taxes increased by $14.9 million in the second quarter compared to the corresponding quarter last year and $38.2 million year over year, principally due to increased Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax components increased significantly, driven by 49 percent higher realized prices quarter over quarter and year over year.
      In December 2004, the company concluded the sale of 100 percent of its shares of PCS Yumbes to SQM. In the second quarter of 2004, the company recorded a writedown of $5.9 million for PCS Yumbes, relating primarily to certain mining machinery and equipment that was not to be transferred to SQM under the terms of the agreement. For measurement purposes, fair value was determined in reference to market prices for similar assets. The machinery and equipment was sold in 2005 for nominal proceeds.
      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange gains of $6.1 million in the second quarter of 2005 and $12.0 million in the year to date. The change in the Canadian dollar relative to the US dollar was not as significant on a quarter- or year-to-date basis as it was in the comparable periods in 2004 where foreign exchange gains of $9.9 million and $18.1 million, respectively, were recognized.
      Other income increased $4.7 million quarter over quarter and $17.8 million year over year primarily due to increases of $9.5 million and $18.8 million respectively in our share of earnings of (and increased ownership interests in) equity investments in SQM and APC. The timing of declaration and receipt of dividend income from the company’s portfolio investment in ICL shifted in 2005, as dividends of $3.1 million were recognized in the first quarter of 2005 compared to $2.2 million in the second quarter last year.
      Interest expense decreased $0.3 million quarter over quarter and $1.7 million year over year with substantially all of the decrease attributable to the company having more surplus cash earning a higher rate of interest income in second-quarter and first-half 2005 compared to the corresponding periods last year. Weighted average long-term debt outstanding in second-quarter 2005 was $1,268.5 million (2004 — $1,269.6 million) with a weighted average interest rate of 6.9 percent (2004 — 6.9 percent). Weighted average long-term debt outstanding for the first six months of 2005 was $1,268.7 million (2004 — $1,269.7 million) with a weighted average interest rate of 6.9 percent (2004 — 6.9 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2005 was 3.2 percent (2004 — 1.3 percent) and for the first six months of 2005 was 2.9 percent (2004 — 1.3 percent).
      The company’s effective consolidated income tax rate for each of the three and six month periods ended June 30, 2005 approximated 33 percent (2004 — 33 percent). Income tax expense increased substantially quarter over quarter and year over year, driven by the marked rise in operating income. For the first six months of 2005, 90 percent of the effective rate pertained to current income taxes and 10 percent related to future income taxes. The increase in the current tax provision from 60 percent in the same period last year is largely due to the significant increase in potash operating income in Canada.

Status of Restructuring Activities
      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The operations have not been restarted. The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 million in connection with costs of special termination benefits in 2003. No significant payments relating to the terminations remain to be made. Management expects to incur other shutdown-related costs of approximately $12.1 million should these nitrogen facilities be dismantled, and nominal annual expenditures for site security and other maintenance costs. The other shutdown-related costs have not been recorded in the consolidated financial statements as of June 30, 2005. Such costs will be recognized and recorded in the period in which they are incurred. The company also ceased operations at its phosphate feed plant at Kinston, North Carolina in 2003. The Kinston property was sold in 2004 for nominal proceeds.
      No additional significant costs were incurred in connection with the plant shutdowns in the first six months of 2005. The following table summarizes, by reportable segment, the total costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Cumulative	Total Costs
	Costs	Expected
	Incurred to	to be
Dollars (millions)	Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	—	12.1

	118.8	130.9

Phosphate Segment
Employee termination and related benefits	0.6	0.6
Writedown of parts inventory	0.3	0.3
Asset impairment charges	4.0	4.0

	4.9	4.9

	$123.7	$135.8

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
Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt (including interest)	$1,704.4	$97.8	$547.8	$118.7	$940.1
Operating leases	572.7	79.7	139.3	112.9	240.8
Purchase obligations	860.5	103.1	183.1	161.8	412.5
Other commitments	46.8	11.6	18.4	16.8	—
Other long-term liabilities	322.5	27.6	63.5	36.8	194.6

Total	$3,506.9	$319.8	$952.1	$447.0	$1,788.0

Long-term Debt
      Long-term debt consists of $1,250.0 million of notes payable that were issued under our US shelf registration statements, $9.0 million of Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the 2004 annual consolidated financial statements) and other commitments of $3.4 million payable over the next five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Industrial Revenue and Pollution Control Obligations and the other long-term debt instruments are subject to certain customary covenants and events of default. Non-compliance with any of the covenants could result in accelerated payment of the related debt. The company was in compliance with the covenants as at June 30, 2005.
      The commitments included in the above table include our cumulative scheduled interest payments on fixed and variable rate long-term debt, totaling $436.1 million. Interest on variable rate debt is based on prevailing interest rates. At June 30, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $nil (2004 — $300.0 million). The fair value of the swaps outstanding at June 30, 2005 was a liability of $nil (2004 — $12.6 million).
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
Capital Expenditures
      During 2005, we expect to incur capital expenditures of approximately $275.0 million for opportunity capital and approximately $135.0 million to sustain operations at existing levels. The most significant single project relates to the mill refurbishment at Lanigan, which will expand surface, hoisting and underground facilities to increase overall annual potash production capacity by 1.5 million tonnes. The company will also increase potash production capacity at Allan, which will contribute an additional 0.4 million tonnes to annual potash production capability. In addition, the company will be adding compacting equipment at these sites that will increase granular capacity by 1.25 million tonnes per year. The company’s total investment in Lanigan and Allan, including compaction capacity, will be approximately $383.0 million, of which approximately $95.0 million will be spent during 2005.
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
      During the second quarter of 2005, the company repurchased for cancellation 2,519,100 common shares under the program, at a net cost of $219.6 million and an average price per share of $87.17. The repurchase resulted in a reduction of share capital of $32.8 million, and the excess net cost over the average book value of the shares of $186.8 million has been recorded as a reduction of contributed surplus. Year to date, a total of 3,653,300 shares have been repurchased at a net cost of $317.4 million and an average price per share of $86.89, resulting in a reduction of share capital of $47.5 million and a reduction of contributed surplus of $269.9 million.

Sources and Uses of Cash
      The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended			Six Months Ended
	June 30			June 30

			%			%
Dollars (millions)	2005	2004	Change	2005	2004	Change

Cash provided by operating activities	$348.4	$182.8	91	$463.9	$317.1	46
Cash used in investing activities	$(167.1)	$(28.8)	480	$(211.3)	$(44.4)	376
Cash (used in) provided by financing activities	$(237.0)	$41.3	n/m	$(288.2)	$(70.9)	306
n/m = not meaningful
     The following table presents summarized working capital information as at June 30, 2005 compared to December 31, 2004:

	June 30,	December 31,	%
Dollars (millions) except ratio amounts	2005	2004	Change

Current assets	$1,221.7	$1,243.6	(2)
Current liabilities	$(689.8)	$(703.7)	(2)
Working capital	$531.9	$539.9	(1)
Current ratio	1.77	1.77	—
      Our liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our line of credit and commercial paper program, and long-term debt issued under our US shelf registration statement and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends, interest and principal payments on our debt securities and the repurchase of common shares.
      Cash provided by operating activities was up $165.6 million quarter over quarter and $146.8 million year over year. The favorable variance was mainly attributable to (i) substantial increases in gross margin in all three nutrients, largely driven by high sales prices sustained from the first quarter of 2005 and sales volume growth year over year; (ii) non-cash costs associated with the company’s performance stock options approved by the company’s shareholders and granted to eligible employees in May 2005 (retroactive to January 1, 2005); and (iii) increases in dividends received from equity investees.
      Cash used in investing activities rose $138.3 million quarter over quarter and $166.9 million year over year. The majority of the increase was attributable to the June 2005 acquisitions of 1 million additional shares in APC for $18.6 million and 21 million additional shares in ICL for $74.9 million. As a result of these purchases, the company’s ownership interest in APC increased from (approximately) 26 percent to 28 percent, and its interest in ICL increased from (approximately) 9 percent to 10 percent. Additionally, spending on property, plant and equipment increased $41.5 million and $81.9 million, respectively, as compared to the same three- and six-month periods last year, largely due to the company’s previously-announced major capital expansion projects.
      Cash used in financing activities during the quarter was $278.3 million more than the same quarter last year. Of this amount, $235.1 million was used by the company to repurchase common shares under its normal course issuer bid. Additionally, the company made net payments of $1.0 million under its commercial paper program in second-quarter 2005, as compared to receiving net proceeds of $33.5 million under the program in the same period last year. Cash used in financing activities during the first six months of 2005 increased by $217.3 million compared to the first six months of 2004. The company has repurchased a total of 3,653,300 of its common shares at a net cost of $317.4 million as of June 30, 2005. This spending has been partially offset in the amount of $106.4 million by year-over-year increases in proceeds from issuance of common shares (largely from the exercise of stock options) and reductions in net payments of short-term borrowings.

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
Debt Instruments

	June 30, 2005

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$—	$93.3	$656.7
Line of credit	75.0	—	14.4	60.6
Commercial paper	500.0	93.3	—	406.7
US shelf registration	2,000.0	1,250.0	—	750.0
      PotashCorp has a syndicated credit facility, renewable annually, which provides for unsecured advances. The amount available is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of June 30, 2005. The line of credit is also renewable annually and direct borrowings and outstanding letters of credit committed reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which the company must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt to capital ratio of less than or equal to 0.55:1, a long-term debt to EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth in an amount greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt and amounts due under the line of credit, and termination of the line of credit. The company was in compliance with the above-mentioned covenants as at June 30, 2005.
      The commercial paper market is a source of “same day” cash for the company, and we have a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by Dominion Bond Rating Service (DBRS) and conditions in the money markets. Our credit rating as measured by Standard & Poor’s senior debt ratings remained unchanged from December 31, 2004 (BBB+). Our credit rating as measured by Moody’s senior debt ratings was upgraded during the quarter from Baa2 with a positive outlook to Baa1 with stable outlook.
      We also have a US shelf registration statement under which we may issue up to an additional $750.0 million in unsecured debt securities.
      For the second quarter of 2005, our weighted average cost of capital was 8.2 percent (2004 — 8.4 percent), of which 91 percent represented equity (2004 — 80 percent). The decrease was principally due to a decrease in the risk free interest rate though the effects were partially offset by the stock price on a post-split basis closing higher this quarter-end compared to the same quarter last year.
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
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2005, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $214.2 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At June 30, 2005, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt, and cash margins held of approximately $57.5 million to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plans to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 million letter of credit as collateral that will remain in effect until the revised plans are accepted.
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

      The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to manage the cost on a portion of our natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for our US nitrogen plants. By policy, the maximum period for these hedges cannot exceed five years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. The fair value of the company’s gas hedging contracts at June 30, 2005 was $168.5 million (2004 — $77.1 million), with maturities in 2005 through 2014. The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.
      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At June 30, 2005, the company had no swap agreements outstanding. At June 30, 2004, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $300.0 million.
      Refer to Note 29 of our 2004 Annual Report for detailed information regarding the nature of our financial instruments. Other than as described above, there have been no significant changes to these instruments during the first half of 2005.
Long-term Fixed Price Contracts
      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.
QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) except per-	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
share amounts	2005	2005	2004	2004	2004	2004	2003	2003

Sales	$1,057.3	$921.4	$866.6	$815.7	$833.7	$728.4	$717.6	$674.6

Gross margin	344.8	258.5	197.3	189.4	170.7	124.0	92.5	84.5

Net income (loss)	164.2	131.3	100.1	75.2	72.6	50.7	26.5	(185.9)

Net income (loss) per share — basic	1.50	1.18	0.91	0.69	0.68	0.48	0.25	(1.78)

Net income (loss) per share — diluted	1.46	1.15	0.88	0.68	0.67	0.47	0.25	(1.78)

      Net income (loss) per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year, and sales can be expected to shift from one quarter to another.

OUTSTANDING SHARE DATA
      The company had, at June 30, 2005, 108,642,994 common shares issued and outstanding, compared to 110,630,503 common shares issued and outstanding at December 31, 2004. At June 30, 2005, there were 5,881,688 options to purchase common shares outstanding under the company’s three stock option plans, as compared to 6,400,730 at December 31, 2004.
      During the quarter, the 2005 Performance Option Plan was approved by shareholders of the company. The new plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2007.
RELATED PARTY TRANSACTIONS
      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex Limited, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2005 were $168.1 million (2004 — $111.8 million). On a year-to-date basis, these sales were $320.0 million (2004 — $184.4 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.
CRITICAL ACCOUNTING ESTIMATES
      Our discussion and analysis of our financial condition and results of operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 17 to the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
      The accounting policies used in preparing the unaudited interim consolidated financial statements are consistent with those used in the preparation of the 2004 annual consolidated financial statements, except as disclosed in Note 2 to the unaudited interim consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies in the first half of 2005.
      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.
RECENT ACCOUNTING CHANGES
Change in Accounting Policy
      Effective January 1, 2005, the company adopted revised CICA Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized in all material respects with US GAAP and provides guidance for applying consolidation principles to certain entities (defined as VIEs) that are subject to control on a basis other than ownership of voting interests. An entity is a VIE when, by design, one or both of the following conditions exist: (a) total equity investment at risk is insufficient to permit that entity to finance its activities without additional subordinated support from other parties; (b) as a group, the holders of the equity investment at risk lack certain essential characteristics of a controlling financial interest. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The adoption of this guideline did not have a material impact on the company’s consolidated financial statements.

Recent Accounting Pronouncements
Canada
      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category in shareholders’ equity called other comprehensive income (“OCI”).

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statement of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffectiveness will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.
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
      In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. To assist in the implementation of the new standard, the SEC issued SAB No. 107, “Share-Based Payment”. While SAB No. 107 addresses a wide range of issues, the largest area of focus is valuation methodologies and the selection of assumptions. Notably, SAB No. 107 lays out simplified methods for developing certain assumptions. In addition to providing the SEC staff’s interpretive guidance on SFAS No. 123(R), SAB No. 107 addresses the interaction of SFAS No. 123(R) with existing SEC guidance (e.g., the interaction with the SEC’s guidance dealing with non-GAAP disclosures). The compliance date for SFAS No. 123(R) has been amended such that the standard will be effective for the first fiscal year beginning after June 15, 2005. As of the required effective date, all public entities will apply this standard using a modified version of prospective application. Under that transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method and continues to review the standard and related guidance to determine the potential impact, if any, on its consolidated financial statements.
      In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The guidance did not have a material impact on the company’s consolidated financial statements.
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
      In March 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry”, that stripping costs incurred during production are variable inventory costs that should be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. At its June 2005 meeting, the EITF agreed to clarify that its intention was that inventory produced would only include inventory extracted. The EITF reached a consensus to conform the transition guidance of Issue No. 04-6 to be consistent with SFAS No. 154, “Accounting Changes and Error Corrections”, to state that entities should recognize the cumulative effect of initially applying this consensus as a change to opening retained earnings in the period of adoption. The consensus will be effective for fiscal years beginning after December 15, 2005. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements. As a result of Issue No. 04-6, the Emerging Issues Committee in Canada discussed developing an Abstract on the accounting for stripping costs (in particular, whether such costs incurred during the production phase of a mine are a betterment to the mineral resource), and requested that staff develop this view for further discussion at its August 2005 meeting. This proposal is different from what will be required under US GAAP. The company is monitoring the developments and will determine the potential impact, if any, on its consolidated financial statements if and when related Canadian guidance is released.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, it requires that changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS No. 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Under SFAS No. 154, a change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The standard does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
RISK MANAGEMENT
      Understanding and managing risk are important parts of PotashCorp’s strategic planning. In previous years, we identified and analyzed the risks facing the company, ranked them by likelihood of occurrence and significance of consequences, and determined the most effective ways to manage this risk universe.
      In 2004, we introduced a new, integrated risk-management framework that allowed for a comprehensive evaluation of the interdependence of the risks across all segments of the company. We reviewed historical risks, identified new risks and delineated all risks into categories that could interfere with successful implementation of our strategy. We saw those risk categories as markets/business, distribution, operational, financial/information technology, regulatory and integrity/empowerment. Together and separately, these risks affect our ability to take advantage of opportunities. The greatest consequence of all risks is a loss of reputation, for it can threaten our earnings, access to capital or our brand by creating negative opinions of the company in the minds of employees, customers, investors or our communities. A risk to reputation affects our ability to execute our strategies.
      All risks were plotted on a matrix which recognized that the inherent risks to the company can be reduced by lowering either the expected frequency or the consequences. These mitigation activities result in lower residual risk levels. Management focused on the most significant residual risks to our strategy, and reported to the Board on plans to manage them.
      The identification and management of risk is an ongoing process because circumstances change and risks change with them. The company continues to monitor our risk management practices. A discussion of enterprise-wide risk management can be found on pages 44 and 45 of our 2004 Annual Report. There have been no significant changes to management’s assessments during the first six months of 2005.
RECENT TRANSACTION
      On July 27, 2005, the company acquired a 9.99 percent interest in the ordinary shares of Sinochem Hong Kong Holdings Limited for cash consideration of $97.1 million, plus transaction costs. Pursuant to a strategic investment agreement, the company also holds an option to acquire an additional 10.01 percent interest within three years of the acquisition. The price for the shares subject to the option will be determined by the prevailing market price at the time of exercise. Sinochem Hong Kong Holdings Limited, a vertically-integrated fertilizer enterprise in the People’s Republic of China, is a subsidiary of Sinochem Corporation and listed on The Hong Kong Stock Exchange.
OUTLOOK
      Tight supply/demand fundamentals are expected to continue for all three nutrients, most significantly in potash. Brazil returned to the potash market in the second quarter and is expected to purchase more aggressively before the end of the year, although it will likely still fall short of its 2004 purchases. India is also expected to come back into the market strongly as contract negotiations are now being completed. Potash sales volumes to offshore and North American markets in the second half of the year are expected to outpace the same period in 2004, with the offshore market setting another record.

      These volumes, along with expected further price increases, could push potash gross margin through the $800 million level this year. In North America, the $11-per-tonne price increase from June 1, 2005 should be fully realized in the third quarter and an additional $11-per-tonne increase has been announced for September 1, 2005. New offshore contract prices are expected to increase as well, although realized prices can be impacted by changing ocean freight rates. The company expects the provincial mining tax rate on potash gross margin to approximate 20 percent through 2005.
      Production from PotashCorp mineral rights at Esterhazy is carried out by Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) under a mining and processing agreement that allows PotashCorp to acquire up to 25 percent participation in any expansion. In April, Mosaic announced plans to expand capacity at Esterhazy by 360,000 tonnes at a cost of $28 million. PotashCorp will participate in this expansion, investing 25 percent of the cost for 25 percent of the additional tonnage, on top of our current maximum annual entitlement of 953,000 tonnes. These new tonnes are expected to be available in the fourth quarter of 2006. Assuming maximum annual take under the mining and processing agreement, the company currently expects its mineral rights at Esterhazy to support continuation of the agreement with Mosaic until the first quarter of 2013.
      In phosphate, the short-term outlook is positive as both North American and offshore demand are strong and prices are at 10-year highs. The benefits, however, are partially offset by higher costs for ammonia, sulfur, energy, labor and rock that are suppressing margins well below where they were the last time prices were at this level. Production and inventories of phosphoric acid are tight globally and sales to India are expected to remain strong. Strong market fundamentals are also expected to continue in feed phosphate supplements, strengthening prices and margins. Industrial products are expected to continue providing the highest and most stable gross margin in phosphate.
      The tight supply/demand in nitrogen is now expected to continue well into 2006. World demand is growing, while supply is expected to be kept in check as producers — especially those requiring high-cost natural gas in the US and Europe — curtail unprofitable production. North American natural gas strip prices through 2007 indicate gas will remain in excess of $7 per MMBtu, which benefits PotashCorp and our lower-cost Trinidad nitrogen production.
      Capital expenditures for 2005 are now estimated to be $410 million, of which $135 million is related to sustaining capital.
      Given the continued positive industry fundamentals, and based on a $1.20 Canadian dollar, PotashCorp is now expecting third-quarter net income to be in the range of $1.15 to $1.35 per diluted share. Net income for the full year is expected to be in the range of $5.00 to $5.50 per diluted share. The company’s cash position at the end of 2005 is expected to be similar to that at the beginning of the year, even after additional investments in potash capacity, expanded ownership in global potash company investments and the repurchase of up to 5 percent of outstanding shares.
FORWARD LOOKING STATEMENTS
      Certain statements in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after June 30, 2005, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; fluctuations in the cost and availability of transportation and distribution for our raw materials and products; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.
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
      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2005, our estimated derivative commodity instruments market risk exposure was $46.0 million (2004 — $26.5 million). Actual results may differ from this estimate.
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
      As at June 30, 2005, we had entered into forward exchange contracts to sell US dollars and receive Canadian dollars in the notional amount of $50.0 million (2004 — $77.5 million) at an average exchange rate of 1.2582 per US dollar (2004 — 1.3904). We also had small forward contracts outstanding as at June 30, 2005 to reduce exposure to other currencies. Maturity dates for all forward contracts are within fiscal 2005.
Interest Rate Risk
      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.
      As at June 30, 2005, our short-term debt (comprised of commercial paper) was $93.3 million, our current portion of long-term debt was $10.2 million and our long-term debt was $1,258.1 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At June 30, 2005, we had no swap agreements outstanding.
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

ITEM 4.       CONTROLS AND PROCEDURES
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      The litigation was subsequently removed to the United States District Court for the Middle District of Louisiana. On August 3, 2001, the trial court granted PCS’s motion for summary judgment and denied Shaw’s motion, holding that Shaw had expressly waived its right in the subcontract to file any liens or claims against PCS and its property.
      On February 7, 2002, Shaw filed an appeal with the Fifth Circuit Court of Appeals (the “Fifth Circuit”). On December 30, 2004, the Fifth Circuit reversed the trial court’s decision and entered summary judgment on the issue of liability in favor of Shaw ruling that Shaw has the right to enforce its lien claim against PCS. The Fifth Circuit remanded the case to the trial court for a determination as to the amount of damages that Shaw is entitled to recover from PCS. Shaw alleges that PCS is liable in the amount of approximately $2.04 million plus interest. On January 27, 2005, PCS filed a Petition for Rehearing and Petition for En Banc Rehearing with the Fifth Circuit, which were denied. PCS has filed a Petition for a Writ of Certiorari with the United States Supreme Court and continues to pursue its defenses to the amount of damages claimed by Shaw on remand to the trial court.
Moultrie Property
      In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”), regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. No change to management’s estimate of accrued costs was required as of June 30, 2005 as a result of approval of the remedial action plan.
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

ITEM 2.       ISSUER PURCHASE OF EQUITY SECURITIES
      The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid per	Announced	Purchased Under the
Period	Purchased	Share(1)	Programs(2)	Programs

April 1, 2005 - April 30, 2005	195,900	$83.00	1,330,100	4,169,900
May 1, 2005 - May 31, 2005	1,960,300	$87.11	3,290,400	2,209,600
June 1, 2005 - June 30, 2005	362,900	$89.71	3,653,300	1,846,700

Total	2,519,100	$87.17	3,653,300	1,846,700

(1)	Average price paid per share includes cash paid for commissions.

(2)	On January 25, 2005, the company announced that its Board of Directors had approved an open market repurchase program of approximately 5 percent of the company’s outstanding common shares, or approximately 5.5 million shares, through a normal course issuer bid. Purchasing under the program commenced on February 16, 2005 and may continue until February 14, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 5, 2005, the company held an annual and special meeting (the “Meeting”) of its shareholders.

(b)	At the Meeting, the company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	AGAINST	WITHHELD*

Frederick J. Blesi	93,432,781	0	98,680
William J. Doyle	93,431,118	0	100,343
John W. Estey	93,433,435	0	98,026
Wade Fetzer III	93,431,690	0	99,771
Dallas J. Howe	93,296,392	0	235,069
Alice D. Laberge	93,434,288	0	97,173
Jeffrey J. McCaig	93,434,712	0	96,749
Mary Mogford	93,435,165	0	96,296
Paul J. Schoenhals	93,293,292	0	238,169
E. Robert Stromberg, Q.C.	78,930,355	0	14,601,106
Jack G. Vicq	92,964,793	0	566,668
Elena Viyella de Paliza	92,903,764	0	627,697

(c)	The company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the company’s auditors, to hold office until the next annual meeting of the company’s shareholders. The results of the vote were: 92,941,697 shares for, 0 shares against and 574,701 shares withheld*.

(d)	In addition, at the Meeting the shareholders voted on a resolution (attached as Appendix B to the Management Proxy Circular dated March 11, 2005) approving the adoption of a new stock option plan. The results of the vote were: 78,223,383 shares for and 12,525,967 shares against.

*	Number of withheld votes is based upon proxies received prior to the Meeting.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).
10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.
10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.
10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).
10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.
10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).
10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(jj)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the 2004 Form 10-K.
10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.
August 5, 2005

By:	/s/ Joseph Podwika

Joseph Podwika
Vice President, General Counsel and Secretary
August 5, 2005

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).
10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.
10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.
10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).
10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.
10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).
10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.
10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.
10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.
10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).
10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(jj)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the 2004 Form 10-K.
10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.