Form 10-Q
period 2005-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2005-11-08
CIK 855931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
YES ☑                              NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐                              NO ☑
      As at October 31, 2005, Potash Corporation of Saskatchewan Inc. had 106,820,371 Common Shares outstanding.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$328.0	$458.9
Accounts receivable	416.6	352.6
Inventories (Note 3)	432.3	396.8
Prepaid expenses and other current assets	49.2	35.3

	1,226.1	1,243.6

Property, plant and equipment	3,173.4	3,098.9
Other assets (Note 4)	844.7	650.2
Intangible assets	35.6	37.1
Goodwill	97.0	97.0

	$5,376.8	$5,126.8

Liabilities
Current liabilities
Short-term debt	$94.7	$93.5
Accounts payable and accrued charges	840.8	599.9
Current portion of long-term debt	10.2	10.3

	945.7	703.7

Long-term debt	1,257.8	1,258.6
Future income tax liability	534.3	499.4
Accrued post-retirement/post-employment benefits	214.1	193.4
Accrued environmental costs and asset retirement obligations	84.7	81.2
Other non-current liabilities and deferred credits	19.3	4.9

	3,055.9	2,741.2

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity
Share capital (Note 5)	1,425.7	1,408.4
Unlimited authorization of common shares without par value; issued and outstanding 107,145,871 and 110,630,503 at September 30, 2005 and December 31, 2004, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus (Note 5)	—	275.7
Retained earnings (Note 5)	895.2	701.5

	2,320.9	2,385.6

	$5,376.8	$5,126.8

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Sales (Note 10)	$938.0	$815.7	$2,916.7	$2,377.8
Less: Freight	59.9	51.2	194.5	178.2
Transportation and distribution	29.8	23.6	90.8	77.9
Cost of goods sold	568.8	551.5	1,748.6	1,637.6

Gross Margin	279.5	189.4	882.8	484.1

Selling and administrative	31.8	32.2	116.0	83.8
Provincial mining and other taxes	28.8	23.1	111.4	67.5
Provision for PCS Yumbes S.C.M. (Note 7)	—	—	—	5.9
Foreign exchange loss	24.4	20.1	12.4	2.0
Other income (Note 13)	(20.4)	(19.1)	(54.3)	(35.2)

	64.6	56.3	185.5	124.0

Operating Income	214.9	133.1	697.3	360.1
Interest Expense	20.4	20.8	61.7	63.8

Income Before Income Taxes	194.5	112.3	635.6	296.3
Income Taxes (Note 8)	64.2	37.1	209.8	97.8

Net Income	$130.3	$75.2	425.8	198.5

Retained Earnings, Beginning of Period			701.5	462.8
Premium Paid on Repurchase of Common Shares (Note 5)			(182.9)	—
Dividends			(49.2)	(43.2)

Retained Earnings, End of Period			$895.2	$618.1

Net Income Per Share (Note 9)
Basic	$1.20	$0.69	$3.88	$1.85
Diluted	$1.17	$0.68	$3.79	$1.82

Dividends Per Share	$0.15	$0.15	$0.45	$0.40

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Operating Activities
Net income	$130.3	$75.2	$425.8	$198.5

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	59.0	55.6	181.0	179.2
Stock-based compensation	1.7	2.8	25.7	8.4
Loss (gain) on disposal of long-term assets	0.2	(0.3)	5.7	(0.6)
Foreign exchange on future income tax	14.0	13.6	10.0	5.8
Provision for future income tax	6.4	9.9	21.0	34.2
Share of earnings of equity investees	(16.8)	(12.0)	(43.3)	(19.7)
Dividends received from equity investees	6.5	—	18.6	4.6
Provision for PCS Yumbes S.C.M.	—	—	—	5.9
Other long-term liabilities	3.6	(4.2)	22.6	1.7

Subtotal of adjustments	74.6	65.4	241.3	219.5

Changes in non-cash operating working capital
Accounts receivable	(42.8)	(18.7)	(70.8)	(9.1)
Inventories	(43.5)	13.4	(33.9)	16.5
Prepaid expenses and other current assets	(14.7)	(18.5)	(14.2)	(11.6)
Accounts payable and accrued charges	212.2	51.8	231.8	71.9

Subtotal of changes in non-cash operating working capital	111.2	28.0	112.9	67.7

Cash provided by operating activities	316.1	168.6	780.0	485.7

Investing Activities
Additions to property, plant and equipment	(120.6)	(43.9)	(251.9)	(93.3)
Investment in Arab Potash Company (“APC”)	—	—	(18.6)	—
Investment in Israel Chemicals Ltd. (“ICL”)	—	—	(74.9)	—
Investment in Sinochem Hong Kong Holdings Limited	(97.4)	—	(97.4)	—
Proceeds from disposal of long-term assets	0.6	0.5	9.0	1.2
Proceeds from sale of shares of PCS Yumbes S.C.M.	—	—	5.2	—
Other assets and intangible assets	4.7	0.3	4.6	4.6

Cash used in investing activities	(212.7)	(43.1)	(424.0)	(87.5)

Cash before financing activities	103.4	125.5	356.0	398.2

Financing Activities
Repayment of long-term debt obligations	(0.3)	(0.2)	(0.9)	(0.7)
Proceeds from (repayment of) short-term debt obligations	1.4	3.5	1.2	(81.3)
Dividends	(16.2)	(12.8)	(49.4)	(39.8)
Repurchase of common shares	(213.5)	—	(530.9)	—
Issuance of common shares	29.9	58.2	93.1	99.6

Cash (used in) provided by financing activities	(198.7)	48.7	(486.9)	(22.2)

(Decrease) Increase in Cash and Cash Equivalents	(95.3)	174.2	(130.9)	376.0
Cash and Cash Equivalents, Beginning of Period	423.3	206.5	458.9	4.7

Cash and Cash Equivalents, End of Period	$328.0	$380.7	$328.0	$380.7

Supplemental cash flow disclosure
Interest paid	$14.1	$11.4	$54.8	$55.0
Income taxes paid	$19.0	$6.8	$126.4	$22.1

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2005
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

Principles of Consolidation
      The consolidated financial statements include the accounts of the company and its direct and indirect principal operating subsidiaries as listed below:
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

income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called other comprehensive income (“OCI”); and

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
2.   Change in Accounting Policy

Consolidation of Variable Interest Entities
      Effective January 1, 2005, the company adopted revised CICA Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized in all material respects with US GAAP and provides guidance for applying consolidation principles to certain entities (called variable interest entities or VIEs) that are subject to control on a basis other than ownership of voting interests. An entity is a VIE when, by design, one or both of the following conditions exist: (a) total equity investment at risk is insufficient to permit that entity to finance its activities without additional subordinated support from other parties; (b) as a group, the holders of the equity investment at risk lack certain essential characteristics of a controlling financial interest. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The adoption of this guideline did not have a material impact on the company’s consolidated financial statements.
3.   Inventories

	September 30,	December 31,
	2005	2004

Finished product	$206.7	$181.8
Materials and supplies	98.6	97.7
Raw materials	46.0	50.3
Work in process	81.0	67.0

	$432.3	$396.8

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

      In July 2005, the company acquired a 9.99 percent interest in the ordinary shares of Sinochem Hong Kong Holdings Limited for cash consideration of $97.1, plus transaction costs. Pursuant to a strategic investment agreement, the company also holds an option to acquire an additional 10.01 percent interest within three years of the acquisition. The price for the shares subject to the option will be determined by the prevailing market price at the time of exercise. Sinochem Hong Kong Holdings Limited, a vertically-integrated fertilizer enterprise in the People’s Republic of China, is a subsidiary of Sinochem Corporation and is listed on The Hong Kong Stock Exchange. The company accounts for its investment in Sinochem Hong Kong Holdings Limited under the cost method.
5.   Share Repurchase
      On January 25, 2005, the Board of Directors of PCS authorized a share repurchase program of up to 5.5 million common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. On September 22, 2005, the Board of Directors authorized an increase in the number of common shares sought under the share repurchase program. This amendment allows PotashCorp to repurchase up to 4.0 million additional common shares. Shares may be repurchased from time to time on the open market through February 14, 2006 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.
      During the third quarter of 2005, the company repurchased for cancellation 2,275,600 common shares under the program, at a net cost of $243.9 and an average price per share of $107.19. The repurchase resulted in a reduction of share capital of $30.2, and the excess net cost over the average book value of the shares has been recorded as a reduction of contributed surplus of $30.8 and a reduction of retained earnings of $182.9. For the nine months ended September 30, 2005, a total of 5,928,900 shares were repurchased at a net cost of $561.3 and an average price per share of $94.68, resulting in a reduction of share capital of $77.7, a reduction of contributed surplus of $300.7, and a reduction of retained earnings of $182.9.
6.   Plant Shutdowns — 2003
      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of certain products at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The company determined that all employee positions pertaining to the affected operations would be eliminated and recorded $4.8 in connection with costs of special termination benefits in 2003. No significant payments relating to the terminations remain to be made. Management expects to incur other shutdown-related costs of approximately $10.3 should these nitrogen facilities be dismantled, and nominal annual expenditures for site security and other maintenance costs. The other shutdown-related costs have not been recorded in the consolidated financial statements as of September 30, 2005. Such costs will be recognized and recorded in the period in which they are incurred.
      No additional significant costs were incurred in connection with the plant shutdowns in the first nine months of 2005. The following table summarizes, by reportable segment, the total costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Cumulative	Total Costs
	Costs	Expected
	Incurred to	to be
	Date	Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	—	10.3

	$118.8	$129.1

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
8.   Income Taxes
      The company’s consolidated income tax rate for each of the three month and nine month periods ended September 30, 2005 is approximately 33 percent (2004 — 33 percent).
9.   Net Income Per Share
      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2005 of 108,164,000 (2004 — 108,232,000). Basic net income per share for the nine months ended September 30, 2005 is calculated on the weighted average shares issued and outstanding for the nine months ended September 30, 2005 of 109,623,000 (2004 — 107,325,000).
      Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (i) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (ii) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2005 was 111,102,000 (2004 — 111,174,000) and for the nine months ended September 30, 2005 was 112,460,000 (2004 — 109,340,000).
10. Segment Information
      The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2005
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$313.4	$291.9	$332.7	$—	$938.0
Freight	30.6	20.4	8.9	—	59.9
Transportation and distribution	8.5	10.3	11.0	—	29.8
Net sales — third party	274.3	261.2	312.8	—
Cost of goods sold	106.7	229.0	233.1	—	568.8
Gross margin	167.6	32.2	79.7	—	279.5
Depreciation and amortization	14.6	23.8	18.1	2.5	59.0
Inter-segment sales	0.5	2.5	26.2	—	—

	Three Months Ended September 30, 2004
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$251.8	$257.7	$306.2	$—	$815.7
Freight	23.0	19.7	8.5	—	51.2
Transportation and distribution	5.6	8.8	9.2	—	23.6
Net sales — third party	223.2	229.2	288.5	—
Cost of goods sold	102.4	228.6	220.5	—	551.5
Gross margin	120.8	0.6	68.0	—	189.4
Depreciation and amortization	13.4	21.3	18.5	2.4	55.6
Inter-segment sales	1.0	3.3	20.8	—	—

	Nine Months Ended September 30, 2005
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$1,067.1	$847.7	$1,001.9	$—	$2,916.7
Freight	105.3	60.2	29.0	—	194.5
Transportation and distribution	27.1	27.2	36.5	—	90.8
Net sales — third party	934.7	760.3	936.4	—
Cost of goods sold	367.6	689.0	692.0	—	1,748.6
Gross margin	567.1	71.3	244.4	—	882.8
Depreciation and amortization	51.0	69.9	52.7	7.4	181.0
Inter-segment sales	4.9	11.4	74.7	—	—

	Nine Months Ended September 30, 2004
	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$791.9	$712.2	$873.7	$—	$2,377.8
Freight	97.7	51.5	29.0	—	178.2
Transportation and distribution	26.8	21.5	29.6	—	77.9
Net sales — third party	667.4	639.2	815.1	—
Cost of goods sold	358.5	633.8	645.3	—	1,637.6
Gross margin	308.9	5.4	169.8	—	484.1
Depreciation and amortization	50.2	63.2	58.7	7.1	179.2
Inter-segment sales	4.6	9.8	64.9	—	—
11. Stock-based Compensation
      The company has three stock option plans. On May 5, 2005, the company’s shareholders approved the 2005 Performance Option Plan under which the company may, after February 28, 2005 and before January 1, 2006, issue up to 1,200,000 common shares pursuant to the exercise of options. Under the plan, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is ten years. Options will vest, if at all, based on achievement of certain corporate performance measures over a three-year period. As of September 30, 2005, options to purchase a total of 1,188,500 common shares have been granted under the plan.
      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003. Since the company’s stock option awards prior to 2003 vest over two years, the compensation cost included in the determination of net income for the three and nine month periods ended September 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments”. The following table illustrates the effect on net income and the related per-share amount if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Net income — as reported	$130.3	$75.2	$425.8	$198.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.1	2.2	17.2	6.6
Less: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(1.1)	(3.2)	(17.2)	(9.6)

Net income — pro forma(1)	$130.3	$74.2	$425.8	$195.5

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

Basic net income per share
As reported	$1.20	$0.69	$3.88	$1.85
Pro forma	$1.20	$0.69	$3.88	$1.82

Diluted net income per share
As reported	$1.17	$0.68	$3.79	$1.82
Pro forma	$1.17	$0.67	$3.79	$1.79
      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year of Grant
	2005	2003	2002

Expected dividend	$0.60	$0.50	$0.50
Expected volatility	28%	27%	32%
Risk-free interest rate	3.86%	4.06%	4.13%
Expected life of options	6.5 years	8 years	8 years
      The company did not grant any stock options during 2004.
12. Post-Retirement/Post-Employment Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
Defined Benefit Pension Plans	2005	2004	2005	2004

Service cost	$3.4	$3.5	$10.4	$10.5
Interest cost	7.8	7.5	23.4	22.5
Expected return on plan assets	(9.5)	(8.4)	(27.9)	(25.2)
Net amortization	1.9	1.1	4.9	3.3

Net expense	$3.6	$3.7	$10.8	$11.1

	Three Months		Nine Months
	Ended September 30		Ended September 30
Other Post-Retirement Plans	2005	2004	2005	2004

Service cost	$1.4	$1.1	$4.2	$3.9
Interest cost	3.3	3.0	9.9	10.0
Net amortization	0.4	(0.3)	1.2	0.5

Net expense	$5.1	$3.8	$15.3	$14.4

      For the three months ended September 30, 2005, the company contributed $6.4 to its defined benefit pension plans and $1.5 to its other post-retirement plans. Contributions for the nine months ended September 30, 2005 were $14.7 to the company’s defined benefit pension plans and $5.7 to its other post-retirement plans. Total 2005 contributions to the company’s pension and other post-retirement plans are expected to approximate $41.5.

13.	Other Income

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Share of earnings of equity investees	$16.8	$12.0	$43.3	$19.7
Dividend income	6.1	5.7	9.2	7.9
Other	(2.5)	1.4	1.8	7.6

	$20.4	$19.1	$54.3	$35.2

14. Seasonality
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.
15. Contingencies
Canpotex
      PotashCorp is a shareholder in Canpotex Limited (“Canpotex”), which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first nine months of 2005 or 2004.
Mining Risk
      In common with other companies in the industry, the company is unable to acquire insurance on its underground assets.
Investment in APC
      The company is party to a shareholders agreement with Jordan Investment Company (“JIC”) with respect to its investment in APC. The terms of the shareholders agreement provide that, from October 17, 2006 to October 16, 2009, JIC may seek to exercise a put option (the “Put”) to require the company to purchase JIC’s remaining common shares in APC. If the Put were exercised, the company’s purchase price would be calculated in accordance with a specified formula based, in part, on future earnings of APC. The amount, if any, which the company may have to pay for JIC’s remaining common shares if there were to be a valid exercise of the Put is not presently determinable.
Legal and Other Matters
      In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. The draft feasibility study has been submitted for review and approval. The parties are reviewing comments of the USEPA and Florida Department of Environment on the draft feasibility study and anticipate responding to such comments in the first quarter of 2006. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties.
      In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. No change to management’s estimate of accrued costs was required as of September 30, 2005 as a result of approval of the remedial action plan.
      In 2003, the USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from whom PCS Nitrogen acquired certain other assets. In March 2005, the USEPA released for public comment a range of remedial alternatives and a proposed remedy for this site. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the site, filed a petition in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs at the site and reimbursement of environmental response and other costs incurred and to be incurred by Ashley II of Charleston, L.L.C. PCS Nitrogen will continue to monitor these and other developments with respect to the site. PCS Nitrogen intends to vigorously defend its interests in this action. PCS Nitrogen will also continue to assert its position that it is not a responsible party and to work to identify former site owners and operators who would be responsible parties with respect to the site.
      The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations including the company’s Aurora, North Carolina plant. In September 2005, the USEPA notified the company of various alleged violations of the Resource Conservation and Recovery Act at its Aurora plant. The company is currently reviewing the notice from the USEPA. At this early stage, the company is unable to evaluate the extent of any exposure that it may have in this matter.
      In September 2005, the Nebraska Department of Environmental Quality (“NDEQ”) issued a letter outlining proposed future investigation and remediation activities to address groundwater issues at a closed PCS Nitrogen plant site in LaPlatte, Nebraska. The letter is based on groundwater monitoring information that the company provided to NDEQ regularly over the past several years. Prior to receiving this NDEQ letter, the company believed that monitoring the natural degradation of the constituents in the groundwater would be sufficient. The company is reviewing the NDEQ letter. At this time, the company is unable to evaluate the extent of any exposure that it may have in this matter.
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
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2005, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $225.6, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At September 30, 2005, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $168.7 to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law, including a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of September 30, 2005. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plans to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/ industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 letter of credit as collateral.

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
      (a) Long-term investments: The company’s investments in ICL and Sinochem Hong Kong Holdings Limited are stated at cost. US GAAP requires that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of OCI.
      Certain of the company’s investments in international entities are accounted for under the equity method. Accounting principles generally accepted in those foreign jurisdictions may vary in certain important respects from Canadian GAAP and in certain other respects from US GAAP. The company’s share of earnings of these equity investees under Canadian GAAP has been adjusted for the significant effects of conforming to US GAAP.
      (b) Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP, they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose was determined based on discounted expected future net cash flows.
      (c) Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment and goodwill under Canadian and US GAAP.
      (d) Asset retirement obligations: The company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, for US GAAP purposes effective January 1, 2003. The equivalent Canadian standard was not adopted until January 1, 2004.
      (e) Post-retirement and post-employment benefits: Under Canadian GAAP, when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of these developments, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.
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
      (f) Foreign currency translation adjustment: The company adopted the US dollar as its functional and reporting currency on January 1, 1995. At that time, the consolidated financial statements were translated into US dollars at the December 31, 1994 year-end exchange rate using the translation of convenience method under Canadian GAAP. This translation method was not permitted under US GAAP. US GAAP required the comparative Consolidated Statements of Operations and Consolidated Statements of Cash Flow to be

translated at applicable weighted-average exchange rates; whereas, the Consolidated Statements of Financial Position were permitted to be translated at the December 31, 1994 year-end exchange rate. The use of disparate exchange rates under US GAAP gave rise to a foreign currency translation adjustment. Under US GAAP, this adjustment is reported as a component of accumulated OCI.
      (g) Derivative instruments and hedging activities: Under Canadian GAAP, derivatives used for non-trading purposes that do not qualify for hedge accounting are carried at fair value on the Consolidated Statements of Financial Position, with changes in fair value reflected in earnings. Derivatives embedded within instruments are generally not separately accounted for except for those related to equity-linked deposit contracts, which are not applicable to the company. Gains and losses on derivative instruments held within an effective hedge relationship are recognized in earnings on the same basis and in the same period as the underlying hedged items. There is no difference in accounting between Canadian and US GAAP in respect of derivatives that do not qualify for hedge accounting. Unlike Canadian GAAP, however, the company recognizes all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of Financial Position for US GAAP purposes. Under US GAAP, the accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative is accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. For both fair value and cash flow hedges, if a derivative instrument is designated as a hedge and meets the criteria for hedge effectiveness, earnings offset is available, but only to the extent that the hedge is effective. Ineffective portions of fair value or cash flow hedges are recorded in earnings in the current period.
      (h) Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. As described in Note 1, Canadian standards relating to comprehensive income are not effective until fiscal years beginning on or after October 1, 2006.
      (i) Income taxes related to the above adjustments: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under Canadian and US GAAP is similar, except that income tax rates of enacted or substantively enacted tax law must be used to calculate future income tax assets and liabilities under Canadian GAAP; whereas only income tax rates of enacted tax law can be used under US GAAP.
      (j) Income tax consequences of stock-based employee compensation: Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the company’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital. During 2005, the company concluded that this US GAAP treatment had not been applied to stock options granted by the company prior to 2003. Consequently, the company has restated its US GAAP reconciliation below. For the nine months ended September 30, 2004, net income has decreased by $6.0; basic net income per share has decreased by $0.06 per share and diluted net income per share has decreased by $0.05 per share; and comprehensive income has decreased by $6.0. As at December 31, 2004, and for the 12 months then ended, additional paid-in capital has increased by $21.6, retained earnings has decreased by $5.7 and net income has decreased by $15.9. Results for the three-month periods previously reported, within 2005 and 2004, have decreased as follows:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2004	2004	2004	2004

Net income as previously reported — US GAAP	$166.1	$132.9	$101.7	$76.6	$74.0	$54.1
Net income as restated — US GAAP	164.6	122.1	91.8	73.2	72.8	52.7
Diluted net income per share as previously reported — US GAAP	1.48	1.16	0.90	0.69	0.68	0.50
Diluted net income per share as restated — US GAAP	1.46	1.07	0.81	0.66	0.67	0.49
      These adjustments did not have an effect on total assets, liabilities or shareholders’ equity for any of the periods presented.
      (k) Cash flow statements: US GAAP does not permit the use of certain subtotals within the classification of cash provided by operating activities, nor does it permit the subtotal of cash before financing activities.
      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004(1)	2005(1)	2004(1)

Net income as reported — Canadian GAAP	$130.3	$75.2	$425.8	$198.5
Items increasing or decreasing reported net income
Cash flow hedge ineffectiveness	0.5	—	1.5	—
Depreciation and amortization	2.1	2.1	6.3	6.3
Accretion of asset retirement obligations	—	—	—	3.3
Share of earnings of equity investees	3.7	—	3.7	—
Deferred income taxes related to the above adjustments	(2.0)	(0.7)	(3.7)	(3.4)
Income taxes related to stock-based compensation	(4.8)	(3.4)	(17.1)	(6.0)

Net income — US GAAP	$129.8	$73.2	$416.5	$198.7

Basic weighted average shares outstanding — US GAAP	108,164,000	108,232,000	109,623,000	107,325,000

Diluted weighted average shares outstanding — US GAAP	111,102,000	111,174,000	112,460,000	109,340,000

Basic net income per share — US GAAP	$1.20	$0.68	$3.80	$1.85

Diluted net income per share — US GAAP	$1.17	$0.66	$3.70	$1.82

(1)	Restated as per Note 17(j).

	September 30,	December 31,
	2005	2004

Total assets as reported — Canadian GAAP	$5,376.8	$5,126.8
Items increasing (decreasing) reported total assets
Inventory	2.3	(3.0)
Other current assets	4.1	2.6
Available-for-sale securities (unrealized holding gain)	339.3	161.7
Fair value of derivative instruments	251.7	66.5
Property, plant and equipment	(120.2)	(126.5)
Post-retirement and post-employment benefits	11.7	11.7
Intangible asset relating to additional minimum pension liability	9.6	9.6
Investment in equity investees	4.8	—
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$5,833.4	$5,202.7

	September 30,	December 31,
	2005	2004

Total shareholders’ equity as reported — Canadian GAAP	$2,320.9	$2,385.6
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	344.3	96.8
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	51.1	44.8
Cash flow hedge ineffectiveness	4.1	2.6
Post-retirement and post-employment benefits	11.7	11.7
Share of earnings of equity investees	3.7	—
Deferred income taxes relating to the above adjustments	26.7	30.4

Shareholders’ equity — US GAAP	$2,565.4	$2,374.8

	Nine Months Ended
	September 30
	2005(1)	2004(1)

Net income — US GAAP	$416.5	$198.7

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	177.6	51.4
Change in gains and losses on derivatives designated as cash flow hedges	226.7	65.5
Reclassification to income of gains and losses on cash flow hedges	(36.1)	(34.3)
Share of other comprehensive income of equity investees	1.1	—
Deferred income taxes related to other comprehensive income	(121.8)	(27.2)

Other comprehensive income, net of related income taxes	247.5	55.4

Comprehensive income — US GAAP	$664.0	$254.1

(1)	Restated as per Note 17(j).

     The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	September 30,	December 31,
	2005	2004

Unrealized gains and losses on available-for-sale securities	$225.7	$106.7
Gains and losses on derivatives designated as cash flow hedges	175.1	47.4
Share of accumulated other comprehensive income of equity investees	0.8	—
Additional minimum pension liability	(36.4)	(36.4)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$344.3	$96.8

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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS No. 123(R) also modifies certain measurement and expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. As described below, the company previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003. The company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method and continues to review the standard and related guidance, including SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” to determine the potential impact, if any, on its consolidated financial statements. The FASB has also recently issued two staff positions to assist in the adoption and implementation of the new standard. Under SFAS No. 123(R), awards (such as stock options) that initially qualify for equity classification subsequently could become subject to other accounting literature that would require the award to be reclassified as a liability when the rights conveyed by the award are no longer dependent upon the holder being an employee. The FASB has indefinitely deferred any reclassification unless the award is modified when the holder is no longer an employee. The FASB has also clarified that the grant date for purposes of accounting for stock-based compensation awards can be established prior to the communication of the key terms of the award to the recipient if certain conditions are met. This represents a change from the FASB’s earlier informal view that a grant date does not occur until communication to the employee has occurred.
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
      In March 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry”, that stripping costs incurred during production are variable inventory costs that should be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. At its June 2005 meeting, the EITF agreed to clarify that its intention was that inventory produced would only include inventory extracted. The EITF reached a consensus to conform the transition guidance of Issue No. 04-6 to be consistent with SFAS No. 154, “Accounting Changes and Error Corrections”, to state that entities should recognize the cumulative effect of initially applying this consensus as a change to opening retained earnings in the period of adoption. The consensus will be effective for fiscal years beginning after December 15, 2005. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements. The Emerging Issues Committee (“EIC”) in Canada has reached a tentative conclusion on the accounting for stripping costs that differs from the EITF consensus. Specifically, it has suggested that the activity of removing overburden and other mine waste minerals in the production phase represents a betterment to the mineral property and should be capitalized. This proposal is different from what will be required under US GAAP. The company is monitoring the developments and will determine the potential impact, if any, on its consolidated financial statements if and when related Canadian guidance is released.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which requires that changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that principle had always been used, with the cumulative effect reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments recorded to opening retained earnings. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
Available-for-Sale Security
      The company’s investments in ICL and Sinochem Hong Kong Holdings Limited are classified as available-for-sale. The fair market value of these investments at September 30, 2005 was $604.5 and the unrealized holding gain was $339.3.
Stock-based Compensation
      Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Since the company’s stock option awards prior to 2003 vest over two years, the compensation cost included in the determination of net income for the three and nine month periods ended September 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income and net income per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004(2)	2005(2)	2004(2)

Net income — as reported under US GAAP	$129.8	$73.2	$416.5	$198.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.1	2.2	17.2	6.6
Less: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(1.1)	(3.2)	(17.2)	(9.6)

Net income — pro forma under US GAAP(1)	$129.8	$72.2	$416.5	$195.7

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

(2)	Restated as per Note 17(j).

Basic net income per share under US GAAP
As reported	$1.20	$0.68	$3.80	$1.85
Pro forma	$1.20	$0.67	$3.80	$1.82
Diluted net income per share under US GAAP
As reported	$1.17	$0.66	$3.70	$1.82
Pro forma	$1.17	$0.65	$3.70	$1.79
Derivative Instruments and Hedging Activities
Cash Flow Hedges
      The company has designated its natural gas derivative instruments as cash flow hedges. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the third quarter of 2005, a gain of $13.2 (2004 — $8.4) was recognized in cost of goods sold. On a year-to-date basis, the gain was $36.1 (2004 — $34.3). Of the deferred gains at quarter-end, approximately $93.8 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at September 30, 2005 was $251.7 (2004 — $89.8).
Fair Value Hedges
      At September 30, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $nil (2004 — $300.0). The fair value of the swaps outstanding at September 30, 2005 was a liability of $nil (2004 — $0.7).
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
      The following discussion and analysis is the responsibility of management and is as of November 3, 2005. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.
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

	Representative	Performance
Goal	2005 Annual Target	to September 30, 2005

To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJBMI for 2005 and three-year average.	PotashCorp’s total shareholder return in the third quarter of 2005 was -2 percent, below the DJBMI return of 4 percent as well as our sector average return of 18 percent for the same quarter. Our 13-percent return for the nine months ended September 30, 2005 exceeded the DJBMI of 1 percent, though not our sector average of 46 percent. Our three-year average return of 205 percent significantly exceeds the DJBMI three-year average return of 56 percent, but is below our sector average of 315 percent.

To remain the leader and preferred supplier of potash, phosphate and nitrogen products worldwide.	Increase potash sales volumes by 5 percent at 25 percent higher realized prices.	Potash sales volumes decreased 6 percent, while realized prices were 36 percent higher in the third quarter of 2005 compared to third-quarter 2004. Year over year potash sales volumes increased 1 percent at 45 percent higher realized prices. Compared to the 2004 annual average, realized prices increased 38 percent during the nine months ended September 30, 2005.

To be the low-cost supplier in our industry.	Achieve rock costs at Aurora and White Springs 5 percent below 2004.	Rock costs at Aurora decreased 3 percent while White Springs increased 1 percent during the third quarter of 2005 compared to the corresponding period in 2004. On a year-over-year basis, rock costs decreased 2 percent at Aurora and increased 2 percent at White Springs. Compared to the 2004 annual average, Aurora and White Springs rock costs have decreased 2 and 1 percent, respectively.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable and lost-time injury rates by 10 percent.	Cumulative recordable and lost-time injury rates at the end of each of first three quarters of 2005 were as follows:
• March 31, 2005: 2.55 and 0.40, respectively
• June 30, 2005: 2.20 and 0.32, respectively
• September 30, 2005: 2.33 and 0.27, respectively
as compared to the targets of 1.72 and 0.20, respectively.

FINANCIAL OVERVIEW
      This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 17 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. All comparative share and per-share data have been retroactively adjusted to reflect our two-for-one stock split effected by way of stock dividend in 2004. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.
      For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2004 Annual Report.
Earnings Guidance
      The company’s guidance for earnings per share for the third quarter of 2005 was in the range of $1.15 to $1.35 per share, assuming a period end exchange rate of 1.20 Canadian dollars per US dollar. The final result was net income of $130.3 million, or $1.17 per share, based on an actual exchange rate of 1.1611 Canadian dollars per US dollar at September 30, 2005.
Overview of Actual Results
Operations

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2005	2004	Change	Change	2005	2004	Change	Change

Sales	$938.0	$815.7	$122.3	15	$2,916.7	$2,377.8	$538.9	23
Freight	59.9	51.2	8.7	17	194.5	178.2	16.3	9
Transportation and distribution	29.8	23.6	6.2	26	90.8	77.9	12.9	17
Cost of goods sold	568.8	551.5	17.3	3	1,748.6	1,637.6	111.0	7

Gross margin	$279.5	$189.4	$90.1	48	$882.8	$484.1	$398.7	82

Operating income	$214.9	$133.1	$81.8	61	$697.3	$360.1	$337.2	94

Net income	$130.3	$75.2	$55.1	73	$425.8	$198.5	$227.3	115

Net income per share — basic	$1.20	$0.69	$0.51	74	$3.88	$1.85	$2.03	110

Net income per share — diluted	$1.17	$0.68	$0.49	72	$3.79	$1.82	$1.97	108

      The continuing growth in prices for potash, phosphate and nitrogen contributed to PotashCorp’s third-quarter earnings of $1.17 per share, the second-highest in company history. This is 72 percent more than the $0.68 earned in last year’s third quarter and trails only the $1.46 per share earned in the second quarter of 2005. These results were achieved despite a stronger-than-expected Canadian dollar. The quarterly results were also reduced by a year-over-year decrease in potash sales volumes to Brazil, and some impact from hurricanes in the US Gulf region.
      Gross margin of $279.5 million was up 48 percent from $189.4 million in last year’s third quarter and raised year-to-date gross margin to $882.8 million, surpassing the $681.4 million gross margin for all of 2004. Potash contributed $46.8 million of the third quarter improvement, with higher product prices offsetting lower volumes. The phosphate segment added another $31.6 million of the gross margin increase, also primarily due to higher product prices. Nitrogen, also on the back of stronger prices, contributed the remaining $11.7 million of the gross margin improvement. For the nine months ended September 30, 2005, potash represented $258.2 million of the improvement while the nitrogen segment contributed another $74.6 million and the phosphate segment the remaining $65.9 million.

      Cash flow from operations increased 87 percent quarter over quarter to $316.1 million. A portion of the funds was used to complete the repurchase of 5.5 million outstanding common shares under our normal course issuer bid by September 1, 2005, and begin the purchase of up to 4 million additional shares. Our equity investments in Arab Potash Company (“APC”) and Sociedad Quimica y Minera de Chile S.A. (“SQM”), along with dividends received from Israel Chemicals Ltd. (“ICL”), added $22.9 million to earnings for the third quarter of 2005, a 29-percent increase over the same period last year.
      Selling and administrative expenses were virtually flat quarter over quarter and increased $32.2 million year over year primarily due to the recognition of compensation expense associated with performance stock options granted during the second quarter of 2005. Provincial mining and other taxes expense increased by $5.7 million quarter over quarter and $43.9 million year over year principally due to higher mining taxes associated with the increased potash prices.
      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange losses of $24.4 million in the third quarter of 2005 and $12.4 million in the first nine months of the year. The impact of the change in the Canadian dollar relative to the US dollar combined with the company’s currency hedging activities was more significant for the quarter and the nine months ended September 30, 2005, than it was for the comparable periods in 2004 where foreign exchange losses of $20.1 million and $2.0 million, respectively, were recognized.
Balance Sheet
      Total assets were $5,376.8 million at September 30, 2005, up $250.0 million or 5 percent over December 31, 2004. Total liabilities increased $314.7 million from December 31, 2004 to $3,055.9 million at September 30, 2005, and total shareholders’ equity decreased $64.7 million during the same period to $2,320.9 million.
      The largest contributors to the change in assets during the first nine months of 2005 were accounts receivable, fixed assets and other assets (primarily intercorporate investments). Accounts receivable increased 18 percent compared to December 31, 2004, primarily as a result of the timing of a 16-percent increase in sales in the month of September 2005 compared to December 2004. Total cash declined $130.9 million from December 31, 2004, primarily due to (i) common share repurchases of $530.9 million, (ii) additions to property plant and equipment of $251.9 million (including key expansion projects in all three nutrients), (iii) dividend payments of $49.4 million, and (iv) additional investments in APC and ICL of $18.6 million and $74.9 million, respectively, and an initial investment in Sinochem Hong Kong Holdings Limited of $97.4 million.
      The increase in liabilities was largely attributable to an increase of $240.9 million in accounts payable, of which $139.5 million related to higher hedging margin deposits associated with higher natural gas prices at September 30, 2005 compared to December 31, 2004. Current income taxes payable increased $61.4 million and future income taxes payable increased $34.9 million compared to December 31, 2004, due to substantially higher profits in all nutrients.
      Share capital and retained earnings increased at September 30, 2005 compared to December 31, 2004, while contributed surplus was reduced to $nil. Share capital at September 30, 2005 was $17.3 million higher than December 31, 2004 as a result of the issuance of common shares arising from stock option exercises and our dividend reinvestment plan, offset by common share repurchases of $77.7 million under our share repurchase program. Our share repurchase program also had the effect of decreasing contributed surplus by $300.7 million and decreasing retained earnings by $182.9 million compared to December 31, 2004. Net earnings for the nine months ended September 30, 2005 of $425.8 million increased retained earnings while dividends declared of $49.2 million and the impact of the share repurchase program reduced the balance, for a net increase in retained earnings of $193.7 million at September 30, 2005 compared to December 31, 2004.

Business Segment Review
      Note 10 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. The following is based on selected measures as used and reviewed by management.
Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$313.4	$251.8	24
Freight	30.6	23.0	33
Transportation and distribution	8.5	5.6	52

	$274.3	$223.2	23

Net Sales
North American	$120.6	$62.8	92	714	557	28	$169.08	$112.83	50
Offshore	151.9	150.1	1	1,075	1,346	(20)	$141.28	$111.55	27

	272.5	212.9	28	1,789	1,903	(6)	$152.34	$111.92	36
Miscellaneous products	1.8	10.3	(83)	—	—	—	—	—	—

	274.3	223.2	23	1,789	1,903	(6)	$153.33	$117.29	31
Cost of goods sold	106.7	102.4	4				$59.64	$53.81	11

Gross margin	$167.6	$120.8	39				$93.69	$63.48	48

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$1,067.1	$791.9	35
Freight	105.3	97.7	8
Transportation and distribution	27.1	26.8	1

	$934.7	$667.4	40

Net Sales
North American	$405.2	$254.4	59	2,608	2,458	6	$155.36	$103.51	50
Offshore	520.7	379.6	37	3,904	3,986	(2)	$133.39	$95.25	40

	925.9	634.0	46	6,512	6,444	1	$142.19	$98.40	45
Miscellaneous products	8.8	33.4	(74)	—	—	—	—	—	—

	934.7	667.4	40	6,512	6,444	1	$143.54	$103.57	39
Cost of goods sold	367.6	358.5	3				$56.45	$55.63	1

Gross margin	$567.1	$308.9	84				$87.09	$47.94	82

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Tight global potash supply resulted in higher realized prices for PotashCorp compared to the corresponding periods in the prior year for both the third quarter and first nine months of 2005, contributing the majority of the change in gross margin. According to IFA statistics, overall world demand for potash was up 3.6 percent for the first six months of 2005.

•	Gross margin as a percentage of net sales increased to 61 percent, a 13-percent improvement quarter over quarter and consistent with our 2005 second-quarter results.

•	We produced 1.7 million tonnes in the third quarter of 2005 and ended the period with total inventories of approximately 440,000 tonnes, down 100,000 tonnes from levels at the end of the second quarter of this year. North American potash inventories ended the quarter at 22 percent below their five-year average.
Sales and Cost of Goods Sold
      The largest sales and cost of goods sold contributors to the $46.8 million increase in gross margin quarter over quarter were as follows:

•	Realized price increases in the North American market contributed $38.3 million to the increase while higher prices in the offshore market added an additional $31.2 million. North American realized prices rose 50 percent, or $56 per tonne, as all announced price increases are now being realized. Offshore prices climbed $30 per tonne largely due to price increases in India and 40 percent lower ocean freight rates.

•	Prices in the North American market were $28 per tonne, or 20 percent, higher than offshore prices. The gap between the two markets is due to offshore customers purchasing under long-term contracts that lag behind North American spot-market increases. The difference also reflects product mix, as North American customers prefer granular products that command a premium over standard products, which are more typically consumed offshore.

•	North American potash sales volumes rose 28 percent, but were mostly offset by a 21-percent decline in our offshore potash sales volumes supplied to Canpotex Limited (“Canpotex”), the offshore marketing agent for Saskatchewan potash producers. In North America, Saskatchewan competitors were product-constrained, enabling PotashCorp to increase its market share in North America by 25 percent. Shipments by Canpotex declined as adverse weather conditions in Southeast Asia, including both drought and flooding, hurt consumption. The strengthening of the Brazilian real relative to the US dollar accompanied by lower soybean prices reduced margins for Brazilian farmers and limited their credit availability, leading to fewer acres being planted and in turn a decrease in imports. In addition, China made significant purchases earlier in the year which led to lower third-quarter 2005 sales volumes there. These decreases were partially offset by higher shipments to India and a rise in shipments to other Latin American countries resulting from strong demand.

•	Higher cost of goods sold negatively impacted the change in gross margin as natural gas costs climbed. This rise in natural gas raised the cash cost of potash production by $0.70 per tonne. Further, a stronger Canadian dollar negatively impacted cost of goods sold by more than $4.00 per tonne.
      The most significant sources of the $258.2 million gross margin increase year over year were the following sales and cost of goods sold factors:

•	Higher realized prices for offshore sales contributed $161.4 million, $140.3 million of which represented higher realized prices on sales to Canpotex while a further $21.1 million was realized on offshore sales from the company’s New Brunswick operation. Higher North American realized prices contributed $130.4 million to the increase, as price increases announced through the year were realized.

•	As Saskatchewan competitors were product-constrained throughout the year, PotashCorp increased its market share in North America by 14 percent and as a result, higher North American sales volumes added to gross margin. These increases were partially offset by a decrease in offshore sales volumes which negatively impacted gross margin, largely due to a decline in sales volumes to Brazil. While Canpotex sales to India and China rose due to demand growth, these were partially offset by a decline in sales volumes to Indonesia, Vietnam and Brazil.

•	The company produced 6.5 million tonnes as the expansion at Rocanville and additional shifts at Lanigan and Allan increased production from 5.9 million tonnes in the first nine months of 2004, resulting in higher operating efficiencies. Costs on a per-tonne basis were slightly higher however as a result of higher energy costs and a stronger Canadian dollar. The Canadian dollar, which strengthened in the first nine months of 2005 compared to the same period last year, negatively impacted cost of goods sold by over $3.25 per tonne.
Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$291.9	$257.7	13
Freight	20.4	19.7	4
Transportation and distribution	10.3	8.8	17

	$261.2	$229.2	14

Net Sales
Fertilizer — liquids	$58.0	$38.9	49	266	194	37	$217.93	$200.73	9
Fertilizer — solids	86.3	85.7	1	369	439	(16)	$233.77	$194.97	20
Feed	52.9	49.5	7	198	232	(15)	$266.82	$213.52	25
Industrial	60.4	52.5	15	174	156	12	$347.51	$337.11	3

	257.6	226.6	14	1,007	1,021	(1)	$255.81	$221.94	15
Miscellaneous	3.6	2.6	38	—	—	—	—	—	—

	$261.2	$229.2	14	1,007	1,021	(1)	$259.35	$224.54	16
Cost of goods sold	229.0	228.6	—				$227.37	$223.95	2

Gross margin	$32.2	$0.6	n/m				$31.98	$0.59	n/m

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$847.7	$712.2	19
Freight	60.2	51.5	17
Transportation and distribution	27.2	21.5	27

	$760.3	$639.2	19

Net Sales
Fertilizer — liquids	$151.0	$100.4	50	687	473	45	$219.73	$212.04	4
Fertilizer — solids	260.3	243.1	7	1,163	1,221	(5)	$223.74	$199.04	12
Feed	163.6	137.6	19	651	645	1	$251.36	$213.25	18
Industrial	175.1	150.6	16	505	455	11	$346.91	$331.34	5

	750.0	631.7	19	3,006	2,794	8	$249.50	$226.09	10
Miscellaneous	10.3	7.5	37	—	—	—	—	—	—

	$760.3	$639.2	19	3,006	2,794	8	$252.93	$228.75	11
Cost of goods sold	689.0	633.8	9				$229.21	$226.82	1

Gross margin	$71.3	$5.4	n/m				$23.72	$1.93	n/m

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
n/m = not meaningful

Highlights

•	The hurricanes which struck the US Gulf region disrupted production of phosphate products, reinforcing an already tight supply situation in the US market place. This contributed to price increases in phosphate fertilizers. Increasing prices for feed reflected previously posted price announcements.

•	Higher sulfur and ammonia raw material input costs pushed up phosphate fertilizer prices, protecting product margins. The industry’s sulfur and ammonia costs were impacted by the hurricanes as availability of each was limited.

•	Higher-valued industrial phosphate represented almost half of phosphate gross margin at $15.2 million for the third quarter of 2005 and 62 percent for the first nine months of the year.
Sales and Cost of Goods Sold
      The largest sales and cost of goods sold contributors to the $31.6 million increase in gross margin quarter over quarter were as follows:

•	Tight supply led to significant price increases in most product categories, favorably impacting net sales by $36.4 million. The realized price of solid fertilizers jumped 20 percent ($39 per tonne) as a result of recent industry production curtailments tightening supply, and contributed $13.5 million to the net sales increase. In feed, the company benefited from tighter North American supplies and higher North American prices, resulting in a net sales increase of $10.8 million. Phosphate fertilizers have benefited from strong demand resulting in liquid fertilizer realized prices adding $9.2 million to gross margin. Price increases in the Indian market were a major contributor to overall favorable offshore price realizations, but higher prices in the North American market were also achieved.

•	Sales volumes were relatively flat, though there was a marked change in product mix. Liquid fertilizer sales volumes were 37 percent higher as India increased purchases. These were more than offset by declines in solid fertilizer and feed sales volumes. Solid fertilizer volumes dropped 16 percent largely because of slower sales to Brazil. In feed, volumes were down 15 percent due to a decrease in demand and an increase in imports.

•	Cost of goods sold per tonne increased as higher raw material input costs more than offset the positive effect of operating rate efficiencies and change in product mix. The company benefited from operating rate efficiencies as P2O5 production levels increased 16 percent. Cost of feed sales decreased as savings were gained from a product mix shift from dical/monocal to Black SPA, for which the cost is lower, and from production rationalization decisions and efficiencies. Cost of solid fertilizer sales increased, primarily due to the 4 percent higher per tonne average ammonia cost unfavorably impacting gross margin by $1.1 million. An increase in sulfur costs, which unfavorably impacted cost of goods sold by $1.6 million, and other reductions in period costs realized in third-quarter 2004, contributed to the increase in cost of goods sold.
      The $65.9 million improvement in gross margin year over year was largely attributable to the following sales and cost of goods sold components:

•	Price improvements in all categories added $74.8 million, the largest growth being attributable to solid fertilizer volumes which benefited from tight supply causing realized prices to increase, and feed volumes where the company has profited from a growing offshore market and tightening supply due to industry curtailments that occurred during 2004 (contributing $25.0 million and $24.9 million to the increase, respectively). Realized prices 4 percent higher at volumes 45 percent higher for liquid fertilizer products equated to an additional $13.1 million and $37.7 million, respectively, in net sales while industrial phosphate sales volumes grew 11 percent, adding $13.6 million to net sales as a result of strong market demand.

•	Cost of goods sold rose $55.2 million, largely attributable to the 8-percent increase in sales volume. A 10-percent increase in P2O5 production levels allowed the company to benefit from operating rate efficiencies; however, year over year changes in asset retirement obligations negatively impacted gross margin, as did 7 percent higher ammonia prices which reduced gross margin by $5.1 million.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$332.7	$306.2	9
Freight	8.9	8.5	5
Transportation and distribution	11.0	9.2	20

	$312.8	$288.5	8

Net Sales
Ammonia	$104.6	$104.7	—	375	392	(4)	$278.60	$266.96	4
Urea	100.8	72.2	40	356	324	10	$283.04	$222.72	27
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	66.0	55.8	18	441	419	5	$149.61	$133.49	12
Purchased	34.4	49.4	(30)	118	204	(42)	$291.95	$241.90	21

	305.8	282.1	8	1,290	1,339	(4)	$237.05	$210.68	13
Miscellaneous	7.0	6.4	9	—	—	—	—	—	—

	$312.8	$288.5	8	1,290	1,339	(4)	$242.43	$215.52	12

Fertilizer	$131.5	$102.8	28	524	476	10	$250.88	$216.04	16
Non-fertilizer	181.3	185.7	(2)	766	863	(11)	$236.65	$215.24	10

	312.8	288.5	8	1,290	1,339	(4)	$242.43	$215.52	12
Cost of goods sold	233.1	220.5	6				$180.65	$164.74	10

Gross margin	$79.7	$68.0	17				$61.78	$50.78	22

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Sales	$1,001.9	$873.7	15
Freight	29.0	29.0	—
Transportation and distribution	36.5	29.6	23

	$936.4	$815.1	15

Net Sales
Ammonia	$343.2	$325.2	6	1,263	1,308	(3)	$271.65	$248.63	9
Urea	283.6	188.0	51	1,046	887	18	$270.93	$211.87	28
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	204.0	175.5	16	1,370	1,345	2	$148.91	$130.63	14
Purchased	86.4	109.5	(21)	314	461	(32)	$275.30	$237.31	16

	917.2	798.2	15	3,993	4,001	—	$229.70	$199.50	15
Miscellaneous	19.2	16.9	14	—	—	—	—	—	—

	$936.4	$815.1	15	3,993	4,001	—	$234.47	$203.75	15

Fertilizer	$378.9	$316.1	20	1,532	1,557	(2)	$247.39	$203.05	22
Non-fertilizer	557.5	499.0	12	2,461	2,444	1	$226.44	$204.20	11

	936.4	815.1	15	3,993	4,001	—	$234.47	$203.75	15
Cost of goods sold	692.0	645.3	7				$173.26	$161.31	7

Gross margin	$244.4	$169.8	44				$61.21	$42.44	44

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Price increases were realized in all nitrogen products quarter over quarter and year over year.

•	Hurricanes that struck the US Gulf region impacted PotashCorp as they drove up prices for natural gas and resulted in industry production curtailments. Reduced product availability led to higher ammonia and other nitrogen product prices, although these increases lagged the rise in natural gas costs for our US plants.

•	Higher ammonia and urea prices were beneficial for PotashCorp’s Trinidad facility due to our long-term lower-cost natural gas price contracts. Our Trinidad facility provided $52.3 million of third-quarter gross margin and contributed 66 percent of gross margin for the quarter and 62 percent for the nine months ended September 30, 2005.

•	The hurricanes had a minor cost impact on the company, forcing temporary shutdowns at our Geismar, LA facility due to loss of gas and power and limitations on our ammonia terminaling capability.
Sales and Cost of Goods Sold
      The gross margin increase of $11.7 million quarter over quarter was largely attributable to the following sales and cost of goods sold changes:

•	Higher realized nitrogen prices provided an additional $36.0 million to net sales. Tight market supply for urea led to 27 percent higher realized prices, contributing $20.4 million to the increase. Urea supplies remain tight due to strong world demand and delays in new plant start ups, and low US producers’ inventories at the end of third-quarter 2005 were 54 percent below the 5-year industry average. Higher realized prices in ammonia resulting from higher gas costs, supply concerns and the impact of hurricanes Katrina and Rita, contributed $5.7 million to the increase.

•	Trinidad urea sales volumes increased 21 percent as the facility operated at rates above the expected design. Using imported ammonia, the company restarted production of nitrogen solutions from its Geismar facility, which had been idle since 2003, contributing to the 89 percent increase in sales volumes for nitrogen solutions. These volume increases were more than offset by declines in purchased product and US ammonia sales as North American supply reductions occurred due to the storms.

•	Significant increases in natural gas costs negatively impacted cost of goods sold. PotashCorp’s total average natural gas cost, including hedge and lower-cost Trinidad gas contracts, was $4.40 per MMBtu, 17 percent higher than last year’s third quarter and 9 percent higher than the second quarter of 2005. This is a result of the substantial increase in North American natural gas costs. The benefit of our US natural gas hedging activities contributed $13.2 million to gross margin, $4.8 million more than in the prior year.
      The most significant sales and cost of goods sold contributors to the $74.6 million increase in year over year gross margin were as follows:

•	Realized prices were up in all major categories, providing an additional $135.8 million to the company’s gross margin. A 28 percent increase in realized price for urea, mostly from the company’s Trinidad and Lima facilities, contributed $62.4 million to the increase as urea prices rose due to industry curtailments and a pull back in urea import volumes resulting from strong offshore demand. Realized prices for ammonia grew by 9 percent which provided $33.4 million as a result of permanent and temporary curtailments in the industry, and leveling off of ammonia import volumes. This tightened supply and resulted in increased realized prices. Higher realized prices for nitrogen solutions, nitric acid, and ammonium nitrate added a further $24.4 million also due to tighter supply/ demand fundamentals as a result of North American production curtailments.

•	Urea sales volumes grew 18 percent as the company shifted its product mix from ammonia to urea during the first quarter of 2005 to take advantage of higher relative prices in that market. Further sales volume increases resulted from increased agricultural product sales and our Trinidad facility operating at rates above the expected design. Although demand was strong in the second quarter, the impact of high natural gas prices and reduced supplies resulting from production curtailments caused a net decline in sales volumes for the year.

•	Cost of goods sold increased 7 percent per tonne. This was due to higher natural gas costs being partially offset by increased production at the company’s Trinidad facility (which is producing at levels above the expected design) and fewer plant shutdowns for turnarounds in the first nine months of 2005. The company’s US natural gas hedging activities contributed $36.1 million to the gross margin compared to $34.3 million last year. The company’s total average natural gas cost, including the benefit of the company’s hedge and lower-cost Trinidad gas contracts, was $4.04 per MMBtu, 15 percent higher than the same period in 2004.

Expenses and Other Income

	Three Months Ended				Nine Months Ended
	September 30				September 30

			Dollar	%			Dollar	%
Dollars (millions)	2005	2004	Change	Change	2005	2004	Change	Change

Selling and administrative	$31.8	$32.2	$(0.4)	(1)	$116.0	$83.8	$32.2	38
Provincial mining and other taxes	28.8	23.1	5.7	25	111.4	67.5	43.9	65
Provision for PCS Yumbes S.C.M.	—	—	—	—	—	5.9	(5.9)	n/m
Foreign exchange loss	24.4	20.1	4.3	21	12.4	2.0	10.4	520
Other income	20.4	19.1	1.3	7	54.3	35.2	19.1	54
Interest expense	20.4	20.8	(0.4)	(2)	61.7	63.8	(2.1)	(3)
Income tax expense	64.2	37.1	27.1	73	209.8	97.8	112.0	115
n/m = not meaningful
     Selling and administrative expenses were virtually flat quarter over quarter. They increased $32.2 million year over year primarily as a result of the non-cash expense associated with performance stock options approved by the company’s shareholders and granted to employees in the second quarter of 2005. For those awards granted to employees eligible to retire before the vesting period, the company attributes compensation cost over the period from the grant date to the date of retirement eligibility. The company expects compensation cost attributable to the 2005 stock option grants for the years ended December 31, 2005, 2006 and 2007 to approximate $24.8 million (of which $23.4 million was recorded in the first nine months of 2005), $5.1 million and $4.6 million, respectively. No stock options were granted by the company during 2004. Pre-tax stock option expense recorded in third-quarter 2005 and for the first nine months of the year in respect of all plans was $1.7 million and $25.7 million, respectively. Approximately 81 percent pertained to selling and administrative expenses during the first nine months of 2005. This compares to $2.8 million and $8.4 million for the corresponding periods in 2004, during which periods approximately 74 percent affected selling and administrative expenses. The remaining increases in selling and administrative expenses resulted largely from other performance-based compensation, repair and maintenance activities and professional services.
      Provincial mining and other taxes increased by $5.7 million in the third quarter compared to the corresponding quarter last year and $43.9 million year over year, principally due to increased Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component rose significantly, driven by 36 percent higher realized prices quarter over quarter and 45 percent higher prices year over year.
      In December 2004, the company concluded the sale of 100 percent of its shares of PCS Yumbes to SQM. In the second quarter of 2004, the company recorded a writedown of $5.9 million for PCS Yumbes, relating primarily to certain mining machinery and equipment that was not to be transferred to SQM.
      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange losses of $24.4 million in the third quarter of 2005 and $12.4 million in the first nine months of the year. The impact of the change in the Canadian dollar relative to the US dollar combined with the company’s currency hedging activities was more significant for the quarter and nine months ended September 30, 2005, than it was in the comparable periods in 2004 where foreign exchange losses of $20.1 million and $2.0 million, respectively, were recognized.
      Other income increased $1.3 million quarter over quarter and $19.1 million year over year, primarily due to fluctuations in our share of earnings from equity investments in SQM and APC.
      Weighted average long-term debt outstanding in third-quarter 2005 was $1,268.2 million (2004 — $1,269.4 million) with a weighted average interest rate of 6.9 percent (2004 — 6.9 percent). Weighted average long-term debt outstanding for the first nine months of 2005 was $1,268.5 million (2004 — $1,269.6 million) with a weighted average interest rate of 6.9 percent (2004 — 6.9 percent). The weighted average interest rate on short-term debt outstanding in the third quarter of 2005 was 3.6 percent (2004 — 1.7 percent) and for the first nine months of 2005 was 3.2 percent (2004 — 1.3 percent). Despite the higher average interest rates on short-term debt, interest expense decreased $0.4 million quarter over quarter and $2.1 million year over year largely due to the net impact of the changes in surplus cash balances, interest rate swap savings, and capitalized interest.
      The company’s effective consolidated income tax rate for each of the three and nine month periods ended September 30, 2005 was approximately 33 percent (2004 — 33 percent). Income tax expense increased substantially quarter over quarter and year over year, driven by the marked rise in operating income. For the first nine months of 2005, 90 percent of the effective rate pertained to current income taxes and 10 percent related to future income taxes. The increase in the current tax provision from 65 percent in the same period last year is largely due to the significant increase in potash operating income in Canada.
Status of Restructuring Activities
      In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of certain products at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. In connection with the shutdowns, management recorded asset impairment charges of $101.6 million and wrote down certain parts inventories by $12.4 million. The company also determined that all employee positions pertaining to the affected operations would be eliminated and recorded the costs of special termination benefits in 2003. No significant payments relating to the terminations remain to be made. Management expects to incur other shutdown-related costs of approximately $10.3 million should these nitrogen facilities be dismantled, and nominal annual expenditures for site security and other maintenance costs. Please refer to Note 6 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. No additional significant costs were incurred in connection with the plant shutdowns in the first nine months of 2005 or 2004.

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
Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt	$1,268.0	$10.2	$400.9	$0.6	$856.3
Estimated interest payments on long-term debt	415.6	87.6	132.4	118.1	77.5
Operating leases	576.6	78.2	139.4	115.8	243.2
Purchase obligations	836.4	103.5	178.8	161.8	392.3
Other commitments	44.8	12.1	18.0	14.7	—
Other long-term liabilities	326.2	27.4	61.5	31.5	205.8

Total	$3,467.6	$319.0	$931.0	$442.5	$1,775.1

Long-term Debt
      Long-term debt consists of $1,250.0 million of notes payable that were issued under our US shelf registration statements, $9.0 million of Industrial Revenue and Pollution Control Obligations, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the 2004 annual consolidated financial statements) and other commitments of $3.1 million payable over the next five years. The notes payable are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The Industrial Revenue and Pollution Control Obligations and the other long-term debt instruments are subject to certain customary covenants and events of default. Non-compliance with any of the covenants could result in accelerated payment of the related debt. The company was in compliance with the covenants as at September 30, 2005.
      The estimated interest payments on long-term debt included in the above table include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on prevailing interest rates. At September 30, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $nil (2004 — $300.0 million). The fair value of the swaps outstanding at September 30, 2005 was a liability of $nil (2004 — $0.7 million).
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
Capital Expenditures
      During 2005, we expect to incur capital expenditures of approximately $275.0 million for opportunity capital and approximately $145.0 million to sustain operations at existing levels. The most significant single project relates to the mill refurbishment at Lanigan, which will expand surface, hoisting and underground facilities to refurbish previously idled capacity of 1.5 million tonnes. The company will also increase potash production capacity at Allan, which will contribute an additional 0.4 million tonnes to annual potash production capability. In addition, the company will be adding compacting equipment at these sites that will increase granular capacity by 1.25 million tonnes per year. The company’s total investment in Lanigan and Allan, including compaction capacity, will be approximately $382.4 million, of which approximately $94.2 million will be spent during 2005.
      We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.
Share Repurchase Program
      On January 25, 2005, the Board of Directors of PCS authorized a share repurchase program of up to 5.5 million common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. On September 22, 2005, the Board of Directors authorized an increase in the number of common shares sought under the share repurchase program. This amendment allows PotashCorp to repurchase up to 4.0 million additional common shares. Shares may be repurchased from time to time on the open market through February 14, 2006 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.
      During the third quarter of 2005, the company repurchased for cancellation 2,275,600 common shares under the program, at a net cost of $243.9 million and an average price per share of $107.19. The repurchase resulted in a reduction of share capital of $30.2 million, and the excess net cost over the average book value of the shares has been recorded as a $30.8 million reduction of contributed surplus and a $182.9 million reduction of retained earnings. In the nine months ended September 30, 2005, a total of 5,928,900 shares were repurchased at a net cost of $561.3 million and an average price per share of $94.68, resulting in a reduction of share capital of $77.7 million, a reduction of contributed surplus of $300.7 million, and a reduction of retained earnings of $182.9 million.
Sources and Uses of Cash
      The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
Dollars (millions)	2005	2004	Change	2005	2004	Change

Cash provided by operating activities	$316.1	$168.6	87	$780.0	$485.7	61
Cash used in investing activities	$(212.7)	$(43.1)	394	$(424.0)	$(87.5)	385
Cash (used in) provided by financing activities	$(198.7)	$48.7	n/m	$(486.9)	$(22.2)	n/m
n/m = not meaningful
     The following table presents summarized working capital information as at September 30, 2005 compared to December 31, 2004:

	September 30,	December 31,	%
Dollars (millions) except ratio amounts	2005	2004	Change

Current assets	$1,226.1	$1,243.6	(1)
Current liabilities	$(945.7)	$(703.7)	34
Working capital	$280.4	$539.9	(48)
Current ratio	1.30	1.77	(27)
      Our liquidity needs can be met through a variety of sources, including cash generated from operations, short-term borrowings against our line of credit and commercial paper program, and long-term debt issued under our US shelf registration statement and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends, interest and principal payments on our debt securities, and the repurchase of common shares.
      Cash provided by operating activities was up $147.5 million quarter over quarter and $294.3 million year over year. The favorable variance for the quarter was mainly attributable to (i) increases in gross margin in all three nutrients, largely driven by high sales prices sustained from the second quarter of 2005 and sales volume growth year over year, and (ii) a $111.0 million increase in hedging margin deposits caused by rising natural gas prices. Similarly, these factors favorably impacted cash from operations year over year, together with $23.4 million of non-cash costs associated with the company’s performance stock options approved by the company’s shareholders and granted to eligible employees in May 2005, and increases in dividends received from the company’s equity investees.
      Cash used in investing activities rose $169.6 million quarter over quarter and $336.5 million year over year. The most significant cash outlays included:

•	In June 2005, the company acquired 1 million additional shares in APC for $18.6 million and 21 million additional shares in ICL for $74.9 million. As a result of these purchases, the company’s ownership interest in APC increased from (approximately) 26 percent to 28 percent and its interest in ICL increased from (approximately) 9 percent to 10 percent.

•	In July 2005, the company acquired a 9.99 percent interest in the ordinary shares of Sinochem Hong Kong Holdings Limited for cash consideration of $97.4 million. Pursuant to a strategic investment agreement, the company also holds an option to acquire an additional 10.01 percent interest within three years of the acquisition. The price for the shares subject to the option will be determined by the prevailing market price at the time of exercise. Sinochem Hong Kong Holdings Limited, a vertically-

integrated fertilizer enterprise in the People’s Republic of China, is a subsidiary of Sinochem Corporation and is listed on The Hong Kong Stock Exchange.

•	The company’s spending on property, plant and equipment increased $76.7 million and $158.6 million, respectively, as compared to the same three- and nine-month periods last year, largely due to major capital expansion projects.

      Cash used in financing activities during the third quarter of 2005 was $247.4 million more than the same quarter last year. Of this amount, $213.5 million was used by the company to repurchase common shares under its normal course issuer bid. Cash used in financing activities during the first nine months of 2005 increased by $464.7 million compared to the first nine months of 2004. The company repurchased a total of 5,928,900 of its common shares at a net cost of $561.3 million during the first nine months of 2005, of which $530.9 million had settled at September 30, 2005. This spending was partially offset by an $82.5 million reduction in net repayments of short-term borrowings year over year.
      We believe that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2005, exclusive of any possible acquisitions, as was the case in 2004. At this time, the company does not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.
Debt Instruments

	September 30, 2005

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$—	$94.7	$655.3
Line of credit	75.0	—	16.5	58.5
Commercial paper	500.0	94.7	—	405.3
US shelf registration	2,000.0	1,250.0	—	750.0
      PotashCorp has a syndicated credit facility, renewed in September 2005 for a five year term, which provides for unsecured advances. The amount available is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of September 30, 2005. The line of credit is renewable annually, and direct borrowings and outstanding letters of credit committed reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which the company must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt to capital ratio of less than or equal to 0.55:1, a long-term debt to EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth in an amount greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt and amounts due under the line of credit, and termination of the line of credit. The company was in compliance with the above-mentioned covenants as at September 30, 2005.
      The commercial paper market is a source of “same day” cash for the company and we have a commercial paper program of up to $500.0 million. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by Dominion Bond Rating Service (DBRS) and conditions in the money markets. Our credit rating as measured by Standard & Poor’s senior debt ratings remained unchanged from December 31, 2004 (BBB+). Our credit rating as measured by Moody’s senior debt ratings was upgraded during the second quarter from Baa2 with a positive outlook to Baa1 with a stable outlook. No rating changes occurred during the third quarter of 2005.

      We also have a US shelf registration statement under which we may issue up to an additional $750.0 million in unsecured debt securities.
      For the third quarter of 2005, our weighted average cost of capital was 8.4 percent (2004 — 8.5 percent), of which 90 percent was equity (2004 — 86 percent). The decrease was principally due to a decrease in the risk free interest rate though the effects were partially offset by the stock price on a post-split basis closing higher this quarter-end compared to the same quarter last year.
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
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2005, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $225.6 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At September 30, 2005, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt, and cash margins held of approximately $168.7 million to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law, including a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibili-

ties as of September 30, 2005. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plans to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plan schedules. The company has posted a Cdn $2.0 million letter of credit as collateral.
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
      The company’s natural gas purchase strategy is based on diversification of price for its total gas requirements. The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. In addition to physical spot and term purchases, the company employs futures, swaps and option agreements to manage the cost on a portion of our natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases primarily for our US nitrogen plants. By policy, the maximum period for these hedges cannot exceed five years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. The fair value of the company’s gas hedging contracts at September 30, 2005 was $251.7 million (2004 — $89.8 million), with maturities in 2005 through 2014. The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.
      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At September 30, 2005, the company had no swap agreements outstanding. At September 30, 2004, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $300.0 million.
      Refer to Note 29 of our 2004 Annual Report for detailed information regarding the nature of our financial instruments. Other than as described above, there have been no significant changes to these instruments during the first nine months of 2005.
Long-term Fixed Price Contracts
      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions)	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
except per-share amounts	2005	2005	2005	2004	2004	2004	2004	2003

Sales	$938.0	$1,057.3	$921.4	$866.6	$815.7	$833.7	$728.4	$717.6

Gross margin	279.5	344.8	258.5	197.3	189.4	170.7	124.0	92.5

Net income	130.3	164.2	131.3	100.1	75.2	72.6	50.7	26.5

Net income per share — basic	1.20	1.50	1.18	0.91	0.69	0.68	0.48	0.25

Net income per share — diluted	1.17	1.46	1.15	0.88	0.68	0.67	0.47	0.25

      Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year, and sales can be expected to shift from one quarter to another.
OUTSTANDING SHARE DATA
      The company had, at September 30, 2005, 107,145,871 common shares issued and outstanding, compared to 110,630,503 common shares issued and outstanding at December 31, 2004. At September 30, 2005, there were 5,103,666 options to purchase common shares outstanding under the company’s three stock option plans, as compared to 6,400,730 at December 31, 2004.
      During the second quarter of 2005, the 2005 Performance Option Plan was approved by shareholders of the company. The new plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2007.
RELATED PARTY TRANSACTIONS
      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2005 were $131.4 million (2004 — $130.7 million). For the nine months ended September 30, 2005, these sales were $451.4 million (2004 — $315.1 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.
CRITICAL ACCOUNTING ESTIMATES
      Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 17 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
      The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2004 annual consolidated financial statements, except as disclosed in Note 2 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies in the first nine months of 2005.
      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.
RECENT ACCOUNTING CHANGES
Change in Accounting Policy
      Effective January 1, 2005, the company adopted revised CICA Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. AcG-15 is harmonized in all material respects with US GAAP and provides guidance for applying consolidation principles to certain entities (called variable interest entities or VIEs) that are subject to control on a basis other than ownership of voting interests. An entity is a VIE when, by design, one or both of the following conditions exist: (a) total equity investment at risk is insufficient to permit that entity to finance its activities without additional subordinated support from other parties; (b) as a group, the holders of the equity investment at risk lack certain essential characteristics of a controlling financial interest. AcG-15 requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. The adoption of this guideline did not have a material impact on the company’s consolidated financial statements.
Recent Accounting Pronouncements
Canada
      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called other comprehensive income (“OCI”); and

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statement of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffectiveness will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.
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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. SFAS No. 123(R) also modifies certain measurement and expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, including the requirement to estimate employee forfeitures each period when recognizing compensation expense and requiring that the initial and subsequent measurement of the cost of liability-based awards each period be based on the fair value (instead of the intrinsic value) of the award. As described in Note 17 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, the company previously elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003. The company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method and continues to review the standard and related guidance, including SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” to determine the potential impact, if any, on its consolidated financial statements. The FASB has also recently issued two staff positions to assist in the adoption and implementation of the new standard. Under SFAS No. 123(R), awards (such as stock options) that initially qualify for equity classification subsequently could become subject to other accounting literature that would require the award to be reclassified as a liability when the rights conveyed by the award are no longer dependent upon the holder being an employee. The FASB has indefinitely deferred any reclassification unless the award is modified when the holder is no longer an employee. The FASB has also clarified that the grant date for purposes of accounting for stock-based compensation awards can be established prior to the communication of the key terms of the award to the recipient if certain conditions are met. This represents a change from the FASB’s earlier informal view that a grant date does not occur until communication to the employee has occurred.
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
      In March 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry”, that stripping costs incurred during production are variable inventory costs that should be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. At its June 2005 meeting, the EITF agreed to clarify that its intention was that inventory produced would only include inventory extracted. The EITF reached a consensus to conform the transition guidance of Issue No. 04-6 to be consistent with SFAS No. 154, “Accounting Changes and Error Corrections”, to state that entities should recognize the cumulative effect of initially applying this consensus as a change to opening retained earnings in the period of adoption. The consensus will be effective for fiscal years beginning after December 15, 2005. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements. The Emerging Issues Committee (“EIC”) in Canada has reached a tentative conclusion on the accounting for stripping costs that differs from the EITF consensus. Specifically, it has suggested that the activity of removing overburden and other mine waste minerals in the production phase represents a betterment to the mineral property and should be capitalized. This proposal is different from what will be required under US GAAP. The company is monitoring the developments and will determine the potential impact, if any, on its consolidated financial statements if and when related Canadian guidance is released.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which requires that changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that principle had always been used, with the cumulative effect reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments recorded to opening retained earnings. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
RISK MANAGEMENT
      Understanding and managing risk are important parts of PotashCorp’s strategic planning process. In 2004, we introduced a new, integrated Risk-Management Framework that allows for a comprehensive evaluation of the interdependence of the risks across all segments of the company. In this framework, risks are identified, analyzed and ranked by likelihood of occurrence and significance of consequences, and mitigation plans are then determined. We review historical risks, identify new risks and delineate all risks into categories that could interfere with successful implementation of our strategy. We have established six risk categories: markets/ business, distribution, operational, financial/ information technology, regulatory and integrity/ empowerment. Together and separately, these risks affect our ability to take advantage of opportunities. The greatest consequence of all risks is a loss of reputation, for it can threaten our earnings, access to capital or our brand by creating negative opinions of the company in the minds of employees, customers, investors or our communities. A risk to reputation affects our ability to execute our strategies.
      All risks are plotted on a matrix that recognizes that the inherent risks to the company can be reduced by lowering either the expected frequency or the severity of the consequences. These mitigation activities serve to reduce the residual risk levels. Management identifies the most significant residual risks to our strategy and reports to the Board on plans to manage them.
      The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. The Company’s Risk Management Process is continuous and ongoing. A discussion of enterprise-wide risk management can be found on pages 44 and 45 of our 2004 Annual Report. Management’s assessment of changes to significant risks during the first nine months of 2005 was reported to the Board in the third quarter, and a Risk Management Policy was adopted by the Board reflecting the risk management processes and procedures in place.
OUTLOOK
      The factors that have been driving tight potash fundamentals and higher prices remain, and the global agricultural economy is strong. Many countries in Asia and Latin America continue to experience significant economic growth, leading to a demand for better diets and more fertilizer. In 2006, according to the IMF, China’s GDP growth is expected to be 8.2 percent, while India’s growth is projected at 6.3 percent. In addition, offshore customers grow a wide variety of crops that require potash, such as rice, sugarcane, rubber, oil palm and coffee. These commodities are generating good returns even as prices for such traditional North American crops as corn and soybeans are strained. Global grain consumption continues to grow, while world production for the 2005-06 crop year is expected to decline 5 percent, or 84 million tonnes, from the previous year. According to the United States Department of Agriculture, this is expected to reduce the world grain stocks-to-use ratio from 20.3 percent to 17.9 percent, the second lowest level in the last 30 years.
      In North America, US net cash farm income is projected at $85.2 billion, close to the previous year’s record of $85.5 billion. Through participation in government programs and effective forward marketing, a significant portion of the current year’s US corn production enjoyed returns greater than what can be received in today’s harvest corn market. This provides farmers with the cash necessary to purchase the crop inputs they need.
      Although Brazil’s 2005 potash imports are projected to fall by 1.5 million tonnes from the record volumes of last year, it is expected to return to the market in 2006 as it has worked through excess inventory and needs to feed its potassium-deficient soils to maintain proper yields. With Brazil out of the market for the remainder of the year, Canpotex has decreased its annual sales forecast from 8.7 million to 8.4 million tonnes, which will still exceed last year’s record.
      Potash pricing growth is expected to continue. Offshore, Canpotex is negotiating a price increase under the Chinese contract for next year, with the target of bringing its largest customer on par with prices received from India and Southeast Asia.
      For 2005, we expect record potash sales volumes, record prices and record potash segment gross margin of approximately $750 million.
      Phosphate is entering a period of improvement. North American DAP inventories are at five-year lows and 16 percent, or 850,000 tonnes, of DAP/MAP production has been permanently shut down or temporarily impacted by hurricanes. Given the strong demand for DAP in North America and offshore, prices should increase, and we have announced a $22-per-tonne boost in the price of DAP, effective immediately. Industrial products, which have been the strongest segment of the phosphate business, should continue to perform well. The outlook for feed is positive and we have announced a $55-per-tonne increase, effective December 1, 2005.
      In nitrogen, the combination of strong world demand, high natural gas prices and ammonia curtailments in North America should lead to higher prices, benefiting us with our advantageous gas position in Trinidad. Since October 1, 2005, 2 million tonnes of annual ammonia production in North America have been curtailed. To service this lost production with imports, the US market would need four specialized vessels dedicated to ammonia service throughout an entire year, which are currently not available.
      Our Lima facility has been shut down for an extended 45-day turnaround, due to limited gas availability and high gas prices, and Augusta has been reduced to minimum operating rates. Difficult North American conditions will be complicated by issues related to moving imports up the Mississippi River. Profitability in the North American nitrogen industry will be a challenge, but we anticipate Trinidad nitrogen gross margin growth of approximately $12 million in the fourth quarter. In addition, our total US hedge position is currently valued at approximately $250 million, with 2006 hedges at about $100 million.
      Capital expenditures for 2005 are now estimated to total $420 million, of which $145 million is related to sustaining capital.
      The stronger Canadian dollar and a reduction in offshore potash volumes from our earlier expectations have caused us to reduce our earnings guidance. Fourth-quarter net income is expected to be in the range of $0.95 to $1.20 per share, and we now expect 2005 net income to be in the range of $4.75 to $5.00 per diluted share, based on a $1.18 Canadian dollar. Revised downward guidance for the full year from $5.00 to $5.50 includes adjustments approximating $0.15 per share, reflecting an anticipated stronger Canadian dollar at $1.18 versus prior guidance at $1.20, and anticipated charges related to production decisions at Cassidy Lake and Aurora.

FORWARD LOOKING STATEMENTS
      Certain statements in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those in the “Outlook” section relating to the period after September 30, 2005, are forward-looking statements subject to risks and uncertainties. A number of factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuation in supply and demand in fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; imprecision in reserve estimates; the outcome of legal proceedings; changes in government policy and regulation; fluctuations in the cost and availability of transportation and distribution for our raw materials and products; and acquisitions the company may undertake in the future. The company sells to a diverse group of customers both by geography and by end product. Market conditions will vary on a quarter-over-quarter and year-over-year basis and sales can be expected to shift from one period to another. The company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.
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
      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2005, our estimated derivative commodity instruments market risk exposure was $54.8 million (2004 — $31.3 million). Actual results may differ from this estimate.
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
      As at September 30, 2005, we had entered into forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $62.0 million (2004 — $30.0 million) at an average exchange rate of 1.1822 per US dollar (2004 — 1.3654). We also had small forward contracts outstanding as at September 30, 2005 to reduce exposure to other currencies. Maturity dates for all forward contracts are within 2005 and 2006.

Interest Rate Risk
      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.
      As at September 30, 2005, our short-term debt (comprised of commercial paper) was $94.7 million, our current portion of long-term debt was $10.2 million and our long-term debt was $1,257.8 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At September 30, 2005, we had no swap agreements outstanding.
      Since most of our outstanding borrowings have fixed interest rates, the primary market risk exposure is to changes in fair value. It is estimated that, all else being constant, a hypothetical 10-percent change in interest rates would not materially impact our results of operations or financial position. If interest rates changed significantly, management would likely take actions to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
ITEM 4.       CONTROLS AND PROCEDURES
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, including those relating to the restatement of the US GAAP reconciliation referred to in Note 17 to the interim condensed consolidated financial statements. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
      The company has identified a significant deficiency in its internal control over financial reporting pertaining to certain non-routine accounting entries. This deficiency was identified prior to release of, and did not result in any errors in, the company’s interim condensed consolidated financial statements. A procedure has since been established that will improve the existing controls in this area. The company believes that this improvement does not represent a material change in the company’s internal control over financial reporting.
      There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      On February 7, 2002, Shaw filed an appeal with the Fifth Circuit Court of Appeals (the “Fifth Circuit”). On December 30, 2004, the Fifth Circuit reversed the trial court’s decision and entered summary judgment on the issue of liability in favor of Shaw ruling that Shaw has the right to enforce its lien claim against PCS. The Fifth Circuit remanded the case to the trial court for a determination as to the amount of damages that Shaw is entitled to recover from PCS. Shaw alleges that PCS is liable in the amount of approximately $2.04 million plus interest. On January 27, 2005, PCS filed a Petition for Rehearing and a Petition for En Banc Rehearing with the Fifth Circuit, which were denied. PCS’s Petition for a Writ of Certiorari with the United States Supreme Court has also been denied. PCS continues to pursue its defenses to the amount of damages claimed by Shaw on remand to the trial court.
Planters Property
      In 2003, the USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from whom PCS Nitrogen acquired certain other assets. In March 2005, the USEPA released for public comment a range of remedial alternatives and a proposed remedy for this site. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the site, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs at the site and reimbursement of environmental response and other costs incurred and to be incurred by Ashley II of Charleston, L.L.C. PCS Nitrogen will continue to monitor these and other developments with respect to the site. PCS Nitrogen intends to vigorously defend its interests in this action. PCS Nitrogen will also continue to assert its position that it is not a responsible party and to work to identify former site owners and operators who would be responsible parties with respect to the site.
Aurora
      As previously disclosed, the USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations including our Aurora, North Carolina plant. On September 27, 2005, the USEPA notified us of various alleged violations of the Resource Conservation and Recovery Act at our Aurora plant. We currently are reviewing the notice from the USEPA. At this early stage, we are unable to evaluate the extent of any exposure that we may have in this matter.

Nebraska Property
      On September 16, 2005, the Nebraska Department of Environmental Quality (“NDEQ”) issued a letter outlining proposed future investigation and remediation activities to address groundwater issues at a closed PCS Nitrogen plant site in LaPlatte, Nebraska. The letter is based on groundwater monitoring information that we provided to NDEQ regularly over the past several years. Prior to receiving this NDEQ letter, we believed that monitoring the natural degradation of the constituents in the groundwater would be sufficient. We currently are reviewing the NDEQ letter. At this time, we are unable to evaluate the extent of any exposure that we may have in this matter.
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
ITEM 2.       ISSUER PURCHASE OF EQUITY SECURITIES
      The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share(1)	Programs(2,3)	Programs(3)

July 1, 2005 - July 31, 2005	0	$0.00	0	1,846,700
August 1, 2005 - August 31, 2005	1,829,500	$109.98	1,829,500	17,200
September 1, 2005 - September 30, 2005	446,100	$95.72	446,100	3,571,100

Total	2,275,600	$107.19	2,275,600	3,571,100

(1)	Average price paid per share includes cash paid for commissions.

(2)	On January 25, 2005, the company announced that the Board of Directors had approved an open market repurchase program of approximately 5 percent of the company’s outstanding common shares, or approximately 5.5 million shares, through a normal course issuer bid. Purchasing under the program commenced on February 16, 2005 and may continue until February 14, 2006.

(3)	On September 22, 2005, the company announced that the Board of Directors had approved an increase in the number of common shares to be repurchased under the previously announced open market repurchase program. The increase raises the total number of shares available for repurchase by an additional 4.0 million shares, for a total of 9.5 million shares. Purchasing under the amended program may continue until February 14, 2006.

ITEM 6.       EXHIBITS
     (a)       EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(f)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(g)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(h)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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
November 8, 2005

By:	/s/ Joseph Podwika

Joseph Podwika
Vice President, General Counsel and Secretary
November 8, 2005

By:	/s/ Wayne R. Brownlee

Wayne R. Brownlee
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(a) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(f)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(g)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(h)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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