Form 10-K/A
period 2004-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2005-11-18
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 2
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
The Common Shares are also listed on the Toronto Stock Exchange in Canada
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
     At June 30, 2004, the aggregate market value of the 53,620,914 (107,241,828 post August 2004 stock split) Common Shares held by non-affiliates of the registrant was approximately $5,195,866,568.73.
     At February 28, 2005, the registrant had 111,290,020 Common Shares outstanding.

EXPLANATORY NOTE
     The Consolidated Financial Statements of Potash Corporation of Saskatchewan Inc. are prepared under accounting principles generally accepted in Canada (“Canadian GAAP”) and include a note that reconciles the effect on the Consolidated Financial Statements of certain principal differences between Canadian GAAP and accounting principles generally accepted in the United States (“US GAAP”). One of these differences is the income tax consequences of stock-based employee compensation. Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the Consolidated Financial Statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the registrant’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital. During 2005, management determined that this US GAAP treatment had not been applied to stock options granted by the registrant prior to 2003 in the preparation of the registrant’s US GAAP data included in Item 6 of its Annual Report on Form 10-K for the year ended December 31, 2004, as previously amended (the “Original 2004 Form 10-K”), and in Note 36 to its Consolidated Financial Statements as at December 31, 2003 and 2004, and for each of the years in the three-year period ended December 31, 2004, incorporated by reference in Item 8 of the Original 2004 Form 10-K.
     The registrant hereby amends Items 6 and 8 of Part II and Item 15 of Part IV of its Original 2004 Form 10-K. The amendments to Item 6 consist solely of certain changes to US GAAP data included therein. The amendments to Item 8 consist solely of certain changes to the US GAAP reconciliation in Note 36 to the Consolidated Financial Statements of the registrant and the report of independent registered chartered accountants on such Consolidated Financial Statements. Item 15 of the Original 2004 Form 10-K has been amended to contain a computation of per share earnings with restated US GAAP data, an updated consent of the registrant’s independent registered chartered accountants and currently-dated certificates of the registrant’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Item 15 of the Original 2004 Form 10-K also has been amended to clarify that the Consolidated Financial Statements of the registrant, Management’s Report on Financial Statements and the Report of Independent Registered Chartered Accountants on the Consolidated Financial Statements, including Comments by Auditors on Canada-United States of America Reporting Differences, included on pages 55, 56 and 58-86 of the registrant’s 2004 Annual Report, which is filed as Exhibit 13 to this Amendment No. 2 to the Original 2004 Form 10-K (this “Amendment”), are not incorporated by reference in this Amendment. Such Consolidated Financial Statements and reports have been withdrawn and superceded by the Consolidated Financial Statements and reports included in Item 8 of this Amendment.
     The remainder of the Original 2004 Form 10-K is not reproduced in this Amendment, and this Amendment does not reflect events occurring after the filing of the Original 2004 Form 10-K or, except as specifically set forth above, modify or update the Original 2004 Form 10-K.
     The registrant has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K, other than the Original 2004 Form 10-K, for periods affected by the restatement.

PART II
ITEM 6. Selected Financial Data.
ITEM 8. Financial Statements and Supplementary Data.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Statement re Computation of Per Share Earnings
Consent of Deloitte & Touche LLP
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II
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

	(in millions of US dollars, except per-share amounts)
US GAAP	2004	2003	2002	2001	2000
Net income (loss) (1)	290.5	(84.2)	60.4	94.4	196.9
Net income (loss) per share — basic (1)	2.69	(0.81)	0.58	0.91	1.88
Total assets	5,202.7	4,520.0	4,511.0	4,378.1	3,967.0
(1)	US GAAP figures restated, as described and quantified in Note 36 to the registrant’s Consolidated Financial Statements included in this Amendment.

ITEM 8. Financial Statements and Supplementary Data.

Management’s Responsibility for Financial Reporting

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

The accompanying consolidated financial statements and related financial information are the responsibility of PotashCorp management and have been prepared in accordance with accounting principles generally accepted in Canada and include amounts based on estimates and judgments. Financial information included elsewhere in this report is consistent with the consolidated financial statements.

Our independent auditors, Deloitte & Touche LLP, provide an audit of the consolidated financial statements, as reflected in their report for 2004 included on Page II-3.

The consolidated financial statements are approved by the Board of Directors on the recommendation of the audit committee.

The audit committee of the Board of Directors is composed of directors who are not officers or employees of PotashCorp. PotashCorp’s interim consolidated financial statements and MD&A are discussed and reviewed by the audit committee with management and the independent auditors before such information is approved by the committee and submitted to securities commissions or other regulatory authorities. The annual consolidated financial statements and MD&A are also reviewed by the audit committee together with management and the independent auditors and are approved by the board.

In addition, the audit committee has the duty to review critical accounting policies and significant estimates and judgments underlying the consolidated financial statements as presented by management; and to approve the fees of the independent auditors.

Deloitte & Touche LLP, the independent auditors, obtain an understanding of PotashCorp’s internal controls and procedures for financial reporting to plan and conduct such tests and other audit procedures as they consider necessary in the circumstances. The independent auditors have full and independent access to the audit committee to discuss their audit and related matters.

W. Doyle
President and
Chief Executive Officer

W. Brownlee
Senior Vice President and
Chief Financial Officer

February 17, 2005, except as to Note 36 which is as of November 9, 2005

Report of Independent Registered Chartered Accountants

TO THE SHAREHOLDERS OF POTASH CORPORATION OF SASKATCHEWAN INC.

We have audited the consolidated statements of financial position of Potash Corporation of Saskatchewan Inc. (the Company) as at December 31, 2004 and 2003 and the consolidated statements of operations and retained earnings and cash flow for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Potash Corporation of Saskatchewan Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in accordance with Canadian generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Our previous report dated February 17, 2005, has been withdrawn and Note 36 to the financial statements has been revised, as described therein.

Independent Registered Chartered Accountants
Saskatoon, Saskatchewan, Canada

February 17, 2005, except as to Note 36 which is as of November 9, 2005

COMMENTS BY AUDITORS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes that have an effect on the comparability of the consolidated financial statements or changes that have been implemented in the financial statements, such as the changes described in Note 3, Note 14, Note 28 and Note 36 to Potash Corporation of Saskatchewan Inc.’s consolidated financial statements. Our report to the shareholders dated February 17, 2005 (except as to Note 36 which is as of November 9, 2005), is expressed in accordance with Canadian reporting standards, which do not require a reference to such changes in accounting principles in the auditors’ report when the changes are properly accounted for and adequately disclosed in the consolidated financial statements.

Independent Registered Chartered Accountants
Saskatoon, Saskatchewan, Canada

February 17, 2005, except as to Note 36 which is as of November 9, 2005

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Chartered Accountants thereon

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Chartered Accountants on management’s assessment of the registrant’s internal control over financial reporting, included on pages 55 and 57 of the registrant’s 2004 Annual Report, filed as Exhibit 13, are incorporated by reference in this Item 8.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

as at December 31	in millions of US dollars except share amounts
	2004	2003

Assets
Current assets
Cash and cash equivalents	$458.9	$4.7
Accounts receivable (Note 5)	352.6	305.0
Inventories (Note 6)	396.8	395.2
Prepaid expenses and other current assets	35.3	29.0

	1,243.6	733.9
Property, plant and equipment (Note 7)	3,098.9	3,108.1
Other assets (Note 8)	650.2	595.4
Intangible assets (Note 8)	37.1	32.9
Goodwill (Note 9)	97.0	97.0

	$5,126.8	$4,567.3

Liabilities
Current liabilities
Short-term debt (Note 10)	$93.5	$176.2
Accounts payable and accrued charges (Note 11)	599.9	380.3
Current portion of long-term debt (Note 12)	10.3	1.3

	703.7	557.8
Long-term debt (Note 12)	1,258.6	1,268.6
Future income tax liability (Note 26)	499.4	484.2
Accrued post-retirement/post-employment benefits (Note 14)	193.4	194.5
Accrued environmental costs and asset retirement obligations (Note 15)	81.2	81.3
Other non-current liabilities and deferred credits	4.9	7.1

	2,741.2	2,593.5

Commitments,Contingencies and Guarantees (Notes 13,30 and 31, respectively)
Shareholders’ Equity
Share capital (Note 16)	1,408.4	1,245.8
Unlimited authorization of common shares without par value; issued and outstanding 110,630,503 and 106,224,432 shares in 2004 and 2003, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus (Note 17)	275.7	265.2
Retained earnings	701.5	462.8

	2,385.6	1,973.8

	$5,126.8	$4,567.3

(See Notes to the Consolidated Financial Statements)

Approved by the Board,

Director	Director

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

for the years ended December 31	in millions of US dollars except per-share amounts
	2004	2003	2002

Sales (Note 18)	$3,244.4	$2,799.0	$2,224.4
Less: Freight	238.7	234.5	215.2
Transportation and distribution	104.3	98.7	80.5
Cost of goods sold (Note 19)	2,220.0	2,085.4	1,621.4

Gross Margin	681.4	380.4	307.3

Selling and administrative (Note 20)	130.6	96.1	91.7
Provincial mining and other taxes (Note 21)	92.6	57.0	68.0
Provision for plant shutdowns (Note 22)	–	123.7	–
Provision for PCS Yumbes S.C.M. (Note 23)	3.6	140.5	–
Foreign exchange loss	19.7	51.9	5.5
Other income (Note 24)	(79.4)	(33.2)	(24.8)

	167.1	436.0	140.4

Operating Income (Loss)	514.3	(55.6)	166.9

Interest Expense (Note 25)	84.0	91.3	83.1

Income (Loss) Before Income Taxes	430.3	(146.9)	83.8

Income Taxes (Note 26)	131.7	(20.6)	30.2

Net Income (Loss)	298.6	(126.3)	53.6

Retained Earnings, Beginning of Year	462.8	641.4	639.8

Dividends	(59.9)	(52.3)	(52.0)

Retained Earnings, End of Year	$701.5	$462.8	$641.4

Net Income (Loss) per Share – Basic (Note 27)	$2.77	$(1.21)	$0.52

Net Income (Loss) per Share – Diluted (Note 27)	$2.70	$(1.21)	$0.51

Dividends per Share	$0.55	$0.50	$0.50

(See Notes to the Consolidated Financial Statements)

CONSOLIDATED STATEMENTS OF CASH FLOW

for the years ended December 31	in millions of US dollars
		2004		2003		2002

Operating Activities
Net income (loss)		$298.6		$(126.3)		$53.6
Items not affecting cash Depreciation and amortization	240.0		227.4		219.1
Stock-based compensation	11.1		1.0		–
(Gain) loss on disposal of property, plant and equipment	(0.7)		1.0		1.0
Gain on sale of long-term investments (Note 4)	(34.4)		–		–
Provision for plant shutdowns	–		118.3		–
Provision for PCS Yumbes S.C.M.	3.6		127.6		–
Foreign exchange on future income tax	17.2		35.9		1.0
Provision for (recovery of) future income tax	26.3		(20.6)		6.0
Share of earnings of equity investees	(30.9)		(12.4)		(5.3)
(Recovery of) provision for post-retirement/post-employment benefits	(1.1)		9.7		18.2
Accrued environmental costs and asset retirement obligations	(0.1)		1.3		(3.0)
Other non-current liabilities and deferred credits	–		1.6		(1.4)

Subtotal of items not affecting cash		231.0		490.8		235.6

Changes in non-cash operating working capital
Accounts receivable	(51.9)		(39.5)		(11.1)
Inventories	(10.5)		11.8		(18.2)
Prepaid expenses and other current assets	(6.3)		11.4		(3.9)
Accounts payable and accrued charges	102.2		51.6		37.0
Current income taxes	86.5		(18.3)		23.4

Subtotal of changes in non-cash operating working capital		120.0		17.0		27.2

Cash provided by operating activities		649.6		381.5		316.4

Investing Activities
Additions to property, plant and equipment		(220.5)		(150.7)		(212.2)
Proceeds from disposal of property, plant and equipment		2.5		–		–
Investment in Sociedad Quimica y Minera de Chile S.A. (“SQM”) (Note 4)		(97.2)		–		(23.2)
Investment in Arab Potash Company (“APC”)		(8.3)		(178.3)		–
Proceeds from sale of long-term investments (Note 4)		66.3		–		–
Proceeds from sale of shares of PCS Yumbes S.C.M. (Note 23)		34.5		–		–
Dividends received from equity investees		8.7		4.0		–
Other assets and intangibles		(2.8)		(32.7)		(36.0)

Cash used in investing activities		(216.8)		(357.7)		(271.4)

Cash before financing activities		432.8		23.8		45.0

Financing Activities
Proceeds from long-term debt obligations		–		250.0		11.2
Repayment of long-term debt obligations		(1.0)		(3.4)		(1.3)
Repayment of short-term debt obligations		(82.7)		(296.8)		(28.1)
Dividends		(56.1)		(52.3)		(52.0)
Issuance of shares		161.2		58.9		4.4

Cash provided by (used in) financing activities		21.4		(43.6)		(65.8)

Increase (Decrease) in Cash and Cash Equivalents		454.2		(19.8)		(20.8)
Cash and Cash Equivalents, Beginning of Year		4.7		24.5		45.3

Cash and Cash Equivalents, End of Year		$458.9		$4.7		$24.5

Supplemental cash flow disclosure
Interest paid		$83.3		$83.8		$81.2
Income taxes paid		$33.5		$22.8		$4.4

(See Notes to the Consolidated Financial Statements)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in millions of US dollars except share and per-share amounts

1.	DESCRIPTION OF BUSINESS

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) – together known as “PotashCorp” or “the company” except to the extent the context otherwise requires – forms an integrated fertilizer and related industrial and feed products company. The company has producing assets in the following locations:

•	Potash

–	five mines and mills and mining rights to potash reserves at a sixth location, all in the province of Saskatchewan
–	one mine and two mills in the province of New Brunswick

•	Phosphate

–	a mine and processing plant in the state of North Carolina
–	a mine and two processing plants in the state of Florida
–	a processing plant in the state of Louisiana
–	phosphate feed plants in five states and one in Brazil
–	two industrial phosphoric acid plants, in the states of North Carolina and Ohio

•	Nitrogen

–	four plants in the states of Georgia, Louisiana, Ohio and Tennessee
–	large-scale operations in Trinidad

The company owns or leases approximately 175 terminal and warehouse facilities strategically located in Canada and the United States, and services customers with a fleet of approximately 6,600 railcars.

PotashCorp sells potash from its Saskatchewan mines for use outside North America exclusively to Canpotex Limited (“Canpotex”). Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan (including the company), resells potash to offshore customers. PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., wholly owned subsidiaries of PotashCorp, execute marketing and sales for the company’s potash, phosphate and nitrogen products in North America. PCS Sales (Canada) Inc. executes offshore marketing and sales for the company’s New Brunswick potash. PCS Sales (USA), Inc. generally executes offshore marketing and sales for the company’s nitrogen products. Phosphate Chemicals Export Association, Inc. (“PhosChem”), an unrelated phosphate export association established under United States law, is the principal vehicle through which the company executes offshore marketing and sales for its phosphate fertilizers.

2.	SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The company’s accounting policies are in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 36. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As described in Notes 22 and 23, during 2003 the company approved plans to restructure certain operations. Those plans required significant estimates to be made of: (i) the recoverability of the carrying value of certain assets based on their capacity to generate future cash flows; and (ii) employee termination, contract termination and other exit costs. Because restructuring activities are complex processes that can take several months to complete, they involve periodically reassessing estimates. As a result, the company may have to change originally reported estimates when actual payments are made or the activities are completed.

As described in Note 16, on July 21, 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis. The stock split was effected in the form of a stock dividend. All equity-based benefit plans, share and per-share data have been retroactively adjusted to reflect the stock split.

The following accounting policies are considered to be significant:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PotashCorp and its principal operating subsidiaries:

•	PCS Sales (Canada) Inc.
	–	PCS Joint Venture, L. P.
•	PCS Sales (USA), Inc.
•	PCS Phosphate Company, Inc.
	–	PCS Purified Phosphates
•	White Springs Agricultural Chemicals, Inc. (“White Springs”)
•	PCS Nitrogen, Inc. (“PCS Nitrogen”)
	–	PCS Nitrogen Fertilizer, L. P.
	–	PCS Nitrogen Ohio, L. P.
	–	PCS Nitrogen Trinidad Limited
•	PCS Cassidy Lake Company (“PCS Cassidy Lake”)
•	PCS Yumbes S. C. M. (“PCS Yumbes”) – sold in 2004 (see Note 23)
•	PCS Fosfatos do Brasil Ltda.

All significant intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS

Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

INVENTORIES

Inventories of finished product, raw materials and work in process are valued at the lower of cost and market. Cost for substantially all raw materials and work in process inventories is determined using the first in, first out (FIFO) method. Certain inventories of materials and supplies are valued at the lower of average cost and replacement cost and certain inventories of materials and supplies are valued at the lower of cost and market. Cost for substantially all finished product is determined using the weighted average cost method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREPAID EXPENSES

Prepaid expenses include prepaid freight relating to product inventory stored at warehouse and terminal facilities.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (which includes mine development costs) are carried at cost. Costs of additions, betterments, renewals and interest during construction are capitalized.

Maintenance and repair expenditures, which do not improve or extend productive life, are expensed as incurred.

DEPRECIATION AND AMORTIZATION

Certain mining and milling assets are depreciated using the units of production method based on the shorter of estimates of reserves or service lives. Other asset classes are depreciated or amortized on a straight-line basis as follows: land improvements 5 to 30 years, buildings and improvements 6 to 30 years and machinery and equipment (comprised primarily of plant equipment) 20 to 25 years.

GOODWILL

All business combinations are accounted for using the purchase method. Goodwill is carried at cost, is not amortized and represents the excess of the purchase price and related costs over the fair value assigned to the net tangible assets of businesses acquired.

OTHER ASSETS AND INTANGIBLES

Issue costs of long-term obligations are capitalized to deferred charges and are amortized to expense over the term of the related liability.

Preproduction costs are capitalized to deferred charges and represent costs incurred prior to obtaining commercial production at new facilities, net of revenue earned, and are amortized on either a straight-line or units of production basis over a maximum of 10 years.

The costs of constructing bases for gypsum stacks and settling ponds are capitalized to deferred charges and are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years.

Investments in which the company exercises significant influence (but does not control) are accounted for using the equity method. Other investments are stated at cost. An investment is considered impaired if its fair value falls below its cost, and the decline is considered other than temporary.

Rotational plant maintenance costs, which consist primarily of planned major maintenance projects (also known as “turnarounds”), are capitalized when incurred and are amortized over a period that generally does not exceed 1 year.

Finite-lived intangible assets are amortized over their estimated useful lives as follows: production and technology rights 25 to 30 years and computer software 5 years.

ASSET IMPAIRMENT

The company reviews both long-lived assets to be held and used and identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets, whereas such assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During 2004 and 2003, the company recognized asset impairment charges as described in Notes 22 and 23. As at December 31, 2004, the company determined that there were no other triggering events requiring impairment analysis.

Goodwill impairment is assessed at the reporting unit level at least annually, in April. Reporting units comprise business operations with similar economic characteristics and strategies and may represent either a business segment or a business unit within a business segment. Potential impairment is identified when the carrying value of a reporting unit, including the allocated goodwill, exceeds its fair value. Goodwill impairment is measured as the excess of the carrying amount of the reporting unit’s allocated goodwill over the implied fair value of the goodwill, based on the fair value of the assets and liabilities of the reporting unit.

The fair values are estimated using accepted valuation methodologies such as discounted future net cash flows, earnings multiples or prices for similar assets, whichever is most appropriate under the circumstances.

LEASES

Leases entered into are classified as either capital or operating leases. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. Equipment acquired under capital leases is depreciated on the same basis as other property, plant and equipment. Gains or losses resulting from sale/leaseback transactions are deferred and amortized in proportion to the amortization of the leased asset. Rental payments under operating leases are expensed as incurred.

POST-EMPLOYMENT AND POST-RETIREMENT BENEFITS

The company offers a number of benefit plans that provide pension and other benefits to qualified employees. These plans include defined benefit pension plans, supplemental pension plans, defined contribution plans and health, disability, dental and life insurance plans.

The company accrues its obligations under employee benefit plans and the related costs, net of plan assets. The cost of pensions and other retirement benefits earned by employees is generally actuarially determined using the projected benefit method prorated on service and management’s best estimate of expected plan investment performance, salary escalation, retirement ages of employees and expected health-care costs. For the purpose of calculating the expected return on plan assets, those assets are valued at fair value. Prior service costs from plan amendments are deferred and amortized on a straight-line basis over the average remaining service period of employees active at the date of amendment. Actuarial gains (losses) arise from the difference between actual long-term rate of return on plan assets for a period and the expected long-term rate of return on plan assets for that period, or from changes in actuarial assumptions used to determine the accrued benefit obligation. The excess of the net accumulated actuarial gain (loss) over 10 percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service period of active employees. The average remaining service period of the active employees covered by the company’s pension plans is 16.3 years (2003 – 15.3). The average remaining service period of the active employees covered by the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

company’s other benefits plans is 13.7 years (2003 – 13.5). When the restructuring of a benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement. Actuaries perform valuations on a regular basis to determine the actuarial present value of the accrued pension and other retirement benefits.

Pension expense includes the net of management’s best estimate of the cost of benefits provided, interest cost of projected benefits, return on plan assets, amortization of experience gains or losses and plan amendments, and changes in the valuation allowance.

Defined contribution plan costs are recognized in earnings for services rendered by employees during the period.

ENVIRONMENTAL COSTS AND ASSET RETIREMENT OBLIGATIONS

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, mitigate or prevent contamination from future operations, or relate to legal asset retirement obligations. Costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. Provisions for estimated costs are recorded when environmental remedial efforts are likely and the costs can be reasonably estimated. In determining the provisions, the company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements.

The company recognizes its obligations to retire certain tangible long-lived assets in accordance with Canadian Institute of Chartered Accountants (“CICA”) Section 3110, “Accounting for Asset Retirement Obligations” (see Note 3). Under Section 3110, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and then amortized over its estimated useful life. In subsequent periods, the asset retirement obligation is adjusted for the passage of time and any changes in the amount or timing of the underlying future cash flows through charges to earnings. A gain or loss may be incurred upon settlement of the liability.

STOCK-BASED COMPENSATION PLANS

The company has four stock-based compensation plans, which are described in Note 28. The company accounts for its grants under those plans in accordance with the fair value based method of accounting for stock-based compensation. For stock option plans, the fair value of stock options is determined on their grant date and recorded as compensation expense over the period that the stock options vest, with a corresponding increase to contributed surplus. When stock options are exercised, the proceeds, together with the amount recorded in contributed surplus, are recorded in share capital.

FOREIGN EXCHANGE TRANSACTIONS

The company’s functional currency is the US dollar.

Canadian dollar operating transactions are translated to US dollars at the average exchange rate for the previous month. Trinidad dollar operating transactions are translated to US dollars at the average exchange rate for the period. Monetary assets and liabilities are translated at period-end exchange rates. Non-monetary assets owned at December 31, 1994 have been translated under the translation of convenience method at the December 31, 1994 year-end exchange rate of US $1.00 = Cdn $1.4028. Additions subsequent to December 31, 1994 are translated at the exchange rate prevailing at the time of the transaction. Translation exchange gains and losses of integrated foreign operations are reflected in earnings.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the company to manage its exposure to exchange rate, interest rate and commodity price fluctuations. The company’s policy is not to utilize derivative financial instruments for trading or speculative purposes. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivatives to specific assets and liabilities or to specific firm commitments or forecasted transactions. The company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities, or groups of financial assets and liabilities, hedge accounting is applied to these derivative instruments. Hedge accounting requires that gains, losses, revenue and expenses of a hedging item be recognized in the same period that the associated gains, losses, revenue and expenses of the hedged item are recognized. A hedging relationship is terminated if the hedge ceases to be effective; if the underlying asset or liability being hedged is derecognized or if it is no longer probable that the anticipated transaction will occur and the derivative instrument is still outstanding; or if the derivative instrument is no longer designated as a hedging instrument. If a hedging relationship is terminated, the difference between the fair value and the accrued value of the hedging derivatives upon termination is deferred and recognized into earnings on the same basis as gains, losses, revenue and expenses of the previously hedged item are recognized.

The company enters into natural gas futures, swaps and option agreements to manage the cost of natural gas. Gains or losses resulting from changes in the fair value of natural gas hedging transactions which have not yet been settled are not recognized, as they generally relate to changes in the spot price of anticipated natural gas purchases. Gains or losses arising from gas hedging transactions that have been settled, terminated or cease to be effective prior to maturity are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. The company regularly evaluates its unrecognized or deferred gains and losses on these derivatives from a net realizable value of inventory perspective and establishes appropriate provisions, if necessary.

The company periodically uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. Hedge accounting treatment for interest rate swaps results in interest expense on the related debt being reflected at hedged rates rather than original contractual interest rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The company enters into foreign currency forward contracts in respect of its Canadian dollar requirements for operating and capital expenditures. These contracts are not designated as hedging instruments for accounting purposes. Accordingly, they are marked-to-market and carried at fair value as assets or liabilities, as appropriate, with changes in fair value recognized in earnings.

REVENUE RECOGNITION

Sales revenue is recognized when the product is shipped, the sales price is determinable and collectability is reasonably assured. Revenue is recorded based on the FOB mine, plant, warehouse or terminal price, except for certain vessel sales which are shipped on a delivered basis. Transportation costs are recovered from the customer through sales pricing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the CICA issued Accounting Guideline 15 (“AcG-15”), “Consolidation of Variable Interest Entities”. In August 2004, a revised guideline (“AcG-15(R)”) was issued to ensure that AcG-15 was harmonized with FIN 46(R), its US GAAP equivalent. AcG-15(R) provides guidance for applying consolidation principles to certain entities that are subject to control on a basis other than ownership of voting interests. AcG-15(R) is effective for annual and interim periods, beginning on or after November 1, 2004. The company does not expect application of the guideline to have a material impact on its consolidated financial statements.

In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments – Recognition and Measurement” and Section 3865, “Hedges”. Under the new standards: a new location for recognizing certain gains and losses – other comprehensive income – has been introduced providing an ability for certain gains and losses arising from changes in fair value to be temporarily recorded outside the income statement, but in a transparent manner; all financial instruments, including derivatives, are to be included on a company’s balance sheet and measured in most cases at their fair values; and existing requirements for hedge accounting are extended. The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The company is in the process of evaluating the impact of these recently issued standards on its consolidated financial statements.

3.	CHANGES IN ACCOUNTING POLICY

SOURCES OF GAAP

Effective January 1, 2004, the company prospectively adopted new accounting requirements of the CICA as issued in Section 1100, “Generally Accepted Accounting Principles”. This section establishes standards for financial reporting in accordance with Canadian GAAP and provides guidance on sources to consult when selecting accounting policies and determining appropriate disclosures when a matter is not dealt with explicitly in the primary sources of Canadian GAAP. In light of the new Section 1100 provisions, the company reviewed the application of its accounting policies and changed the consolidated financial statement presentation of sales revenue, freight costs and transportation and distribution expenses, which were previously reported on a net basis, to now reporting as separate line items on the Consolidated Statements of Operations and Retained

Earnings. There was no effect on gross margin or net income. All comparative information has been appropriately reclassified.

ASSET RETIREMENT OBLIGATIONS

As described in Note 2, on January 1, 2004, the company retroactively adopted CICA Section 3110, “Accounting for Asset Retirement Obligations”, which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction or normal operation of a long-lived asset. The company has recorded asset retirement obligations primarily associated with certain closure, reclamation and restoration costs for its potash and phosphate operations (see Note 15).

The adoption of Section 3110 did not have a significant effect on the results of operations or financial position of the company. Had the provisions of Section 3110 been applied as of January 1, 2003, the pro forma effects on net loss would not have been material for the year ended December 31, 2003.

HEDGING RELATIONSHIPS

Effective January 1, 2004, the company adopted CICA Accounting Guideline 13 (“AcG-13”), “Hedging Relationships”. This guideline sets out the criteria that must be met in order to apply hedge accounting for derivatives. The guideline provides detailed guidance on the identification, designation, documentation and effectiveness of hedging relationships for purposes of applying hedge accounting, and the discontinuance of hedge accounting. Income and expenses on derivative instruments designated and qualifying as hedges under this guideline are recognized in earnings in the same period as the related hedged item. Ineffective hedging relationships and hedges not designated in a hedging relationship are carried at fair value on the Consolidated Statement of Financial Position, and subsequent changes in their fair value are recorded in earnings. The adoption of this accounting guideline did not have a material impact on the consolidated financial statements.

4.	BUSINESS ACQUISITION

On December 21, 2004, the company acquired all the outstanding shares of RAC Investments Ltd. (“RAC Investments”), an indirect subsidiary of Israel Chemicals Ltd. (“ICL”), for $100.7, including acquisition costs. RAC Investments is an investment holding company which indirectly owns 19,200,242 Series A shares and 2,699,773 Series B shares in SQM, a Chilean specialty fertilizer, iodine and lithium company. RAC Investments’ earnings have been included in the consolidated financial statements since the acquisition date.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$3.5
Investment in SQM	97.2

Total assets acquired	100.7

Future income taxes	–

Total liabilities assumed	–

Net assets acquired	100.7
Less: cash acquired	(3.5)

Cash consideration	$97.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

4. BUSINESS ACQUISITION (CONTINUED)

Prior to execution of the above noted transaction, the company (through a subsidiary) sold 8,500,000 Series A shares of SQM via public auction on the Santiago Stock Exchange (the “Exchange”) and 1,301,724 Series A shares in other Exchange transactions. Proceeds on sale were $66.3, resulting in a non-taxable gain recorded in Other Income of $34.4, net of selling costs (see Note 24).The company now indirectly holds 63,062,037 Series A shares and 2,699,773 Series B shares of SQM.

5. ACCOUNTS RECEIVABLE

	2004	2003

Trade accounts – Canpotex	$55.7	$28.3
– Other	260.0	244.8
Non-trade accounts	41.5	36.8

	357.2	309.9
Less allowance for doubtful accounts	(4.6)	(4.9)

	$352.6	$305.0

6. INVENTORIES

	2004	2003

Finished product	$181.8	$160.7
Materials and supplies	97.7	108.0
Raw materials	50.3	54.1
Work in process	67.0	72.4

	$396.8	$395.2

7. PROPERTY, PLANT AND EQUIPMENT

	2004
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value

Land and improvements	$223.7	$42.5	$181.2
Buildings and improvements	481.0	177.6	303.4
Machinery and equipment	4,011.1	1,474.9	2,536.2
Mine development costs	138.0	59.9	78.1

	$4,853.8	$1,754.9	$3,098.9

	2003
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value

Land and improvements	$225.7	$38.6	$187.1
Buildings and improvements	469.0	164.9	304.1
Machinery and equipment	3,856.4	1,317.2	2,539.2
Mine development costs	133.2	55.5	77.7

	$4,684.3	$1,576.2	$3,108.1

Depreciation and amortization of property, plant and equipment included in cost of goods sold and in selling and administrative was $210.9 (2003 – $193.9; 2002 – $188.2).The net carrying amount of property, plant and equipment not being amortized at December 31, 2004 because it was under construction or development was $234.9 (2003 – $170.8).

During the year, the company recorded an impairment charge of $6.2 (2003 – $117.6; 2002 – $NIL) relating to certain assets (see Notes 22 and 23). Interest capitalized to property, plant and equipment during the year was $2.5 (2003 – $1.5; 2002 – $4.2).

8. OTHER ASSETS AND INTANGIBLE ASSETS

	2004	2003

Other assets
Investments at equity
APC – 27 percent ownership; quoted market value of $346.2	$202.0	$181.5
SQM – 25 percent ownership; quoted market value of $445.5	240.2	164.7
Other	20.4	17.0
Investments at cost
ICL – 9 percent ownership; quoted market value of $254.5	92.8	92.8
Deferred charges – net of accumulated amortization of $35.0 (2003 – $26.1)	34.8	44.1
Accrued pension benefit asset	25.6	22.2
Rotational plant maintenance costs
– net of accumulated amortization of $48.0 (2003 – $33.2)	–	14.8
Other	34.4	58.3

	$650.2	$595.4

Intangible assets – net of accumulated amortization of $11.4 (2003 – $7.9)	$37.1	$32.9

The company’s share of earnings of equity investees of $30.9 (2003 – $12.4; 2002 – $5.3) is included in other income (see Note 24).

During the year, the company recorded an impairment charge of $NIL (2003 – $65.4; 2002 – $NIL) relating to certain deferred charges. Amortization of deferred charges and rotational plant maintenance costs included in cost of goods sold and in selling and administrative was $25.6 (2003 – $28.5; 2002 – $30.2).

Intangible assets relate primarily to production and technology rights and computer software. Other than goodwill (see Note 9), the company has not recognized any intangible assets with indefinite useful lives. Total amortization expense relating to finite-lived intangible assets for 2004 was $3.5 (2003 – $5.0; 2002 – $0.7). Amortization expense in each of the next five years is estimated to be $5.3 for 2005, $6.0 for 2006, $5.2 for 2007, $3.9 for 2008 and $3.1 for 2009.

9. GOODWILL

	2004	2003

Cost	$104.3	$104.3
Accumulated amortization	7.3	7.3

	$97.0	$97.0

10. SHORT-TERM DEBT

Short-term debt was $93.5 at December 31, 2004 (2003 – $176.2). The weighted average interest rate on this debt was 1.42 percent (2003 – 1.43 percent; 2002 – 1.70 percent). The company had an unsecured line of credit available for short-term financing (net of letters of credit of $15.1 and direct borrowings of $NIL) in the amount of $59.9 at December 31, 2004 (2003 – $45.3). In addition, the company is authorized to borrow a further $406.5 under its commercial paper program.

The line of credit is subject to financial tests and other covenants. The principal covenants require a debt to capital ratio of less than or equal to 0.55:1, a long-term debt to EBITDA (defined in the agreement as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

10. SHORT-TERM DEBT (CONTINUED)

less than or equal to 3.5:1, tangible net worth in an amount greater than or equal to $1,250.0 and debt of subsidiaries not to exceed $590.0. The line of credit is subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0. Non-compliance with such covenants could result in accelerated payment of amounts due under the line of credit, and its termination. The company was in compliance with the above-mentioned covenants at December 31, 2004.

11. ACCOUNTS PAYABLE AND ACCRUED CHARGES

	2004	2003

Trade accounts	$193.0	$161.6
Other payables	127.7	93.1
Current portion accrued environmental costs and asset retirement obligations	19.5	18.7
Accrued interest	16.8	16.1
Accrued compensation	58.8	32.8
Current portion post-retirement/ post-employment benefits	23.8	15.3
Income taxes	143.6	29.4
Dividends	16.7	13.3

	$599.9	$380.3

12. LONG-TERM DEBT

	2004	2003

Industrial Revenue and Pollution Control Obligations	$9.0	$9.0
Adjustable Rate Industrial Revenue and Pollution Control Obligations bearing interest at an average rate of 1.307% (2003 – 1.166%; 2002 – 1.725%)
and maturing in 2005. There are no sinking fund requirements prior to maturity. Bank letters of credit are pledged as collateral for these loans.

Notes Payable
7.125% notes payable June 15, 2007	400.0	400.0
7.750% notes payable May 31, 2011	600.0	600.0
4.875% notes payable March 1, 2013	250.0	250.0
There are no sinking fund requirements prior to maturity. These notes were issued under US shelf registration statements covering up to $2,000.0 of debt securities. The notes are unsecured. The 2011 and 2013 notes are redeemable, in whole or in part, at the company’s option at any time prior to maturity for a price at least equal to the principal amount of the notes to be redeemed, plus accrued interest.

Other	9.9	10.9

	1,268.9	1,269.9
Less current maturities	10.3	1.3

	$1,258.6	$1,268.6

The company has entered into back-to-back loan arrangements involving certain financial assets and financial liabilities. The company has presented financial assets of $310.1 and financial liabilities of $316.0 on a net basis because a legal right to set-off exists, and intends to settle on a net basis. Other long-term debt in the above table includes a net financial liability of $5.9 (2003 – $5.9) pursuant to these arrangements.

The company has a syndicated credit facility, renewable annually, which provides for unsecured advances of up to $750.0 (less the amount of direct borrowings and commercial paper outstanding). As at December 31, 2004, no amounts were outstanding and $656.5 was available under the facility. Principal covenants and events of default under the credit facility requirements are the same as the line of credit as described in Note 10. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0. Neither the Industrial Revenue and Pollution Control Obligations nor the other long-term debt instruments are subject to any financial test covenants but each is subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with the above-mentioned covenants at December 31, 2004.

Long-term debt at December 31, 2004 will mature as follows:

2005	$10.3
2006	1.3
2007	400.6
2008	0.3
2009	0.3
Subsequent years	856.1

$1,268.9

13. COMMITMENTS

LEASE COMMITMENTS

The company has various long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels, mineral leases and railcars, the latest of which expires in 2025. Rental expense for operating leases for the years ended December 31, 2004, 2003 and 2002 was $69.6,$39.9 and $41.2, respectively.

PURCHASE COMMITMENTS

The company has long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities, and certain prices are based on market rates at the time of delivery. The commitments included in the table below are based on contract prices as at December 31, 2004.

The company has entered into long-term natural gas contracts with the National Gas Company of Trinidad. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the table below are based on floor prices and minimum purchase quantities.

The company also has a long-term agreement for the purchase of phosphate rock used at the Geismar facility. The commitments included in the table below are based on the expected purchase quantity and current base prices (less applicable discounts).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

13.	COMMITMENTS (CONTINUED)

OTHER COMMITMENTS

Other operating commitments consist principally of amounts relating to the company’s contracts to purchase limestone that run through 2007 and various rail freight contracts, the latest of which expire in 2010.

Minimum future commitments under these contractual arrangements for the next five years and thereafter are shown below.

	Operating	Purchase	Other
	Leases	Commitments	Commitments

2005	$78.9	$104.5	$13.4
2006	69.8	99.7	10.8
2007	62.9	91.2	9.1
2008	50.9	79.9	8.4
2009	47.2	79.9	8.4
Thereafter	257.3	452.0	4.2

Total	$567.0	$907.2	$54.3

14.	POST-RETIREMENT/POST-EMPLOYMENT BENEFITS

PENSION PLANS

Canada

Substantially all employees of the company are participants in either a defined contribution or a defined benefit pension plan.

The company has established a supplemental retirement income plan for senior management which is unfunded, non-contributory and provides a supplementary pension benefit. The plan is provided for by charges to earnings sufficient to meet the projected benefit obligation.

United States

The company has defined benefit pension plans that cover a substantial majority of its employees. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the US plans are made to meet or exceed minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

Trinidad

The company has contributory defined benefit pension plans that cover a substantial majority of its employees. Benefits are based on service. The plans’ assets consist mainly of local government and other bonds, local mortgage and mortgage-backed securities, fixed income deposits and cash.

OTHER POST-RETIREMENT PLANS

The company provides certain contributory health-care plans and non-contributory life insurance benefits for retired employees. These plans contain certain cost-sharing features such as deductibles and coinsurance, and are unfunded, with benefits subject to change.

DEFINED BENEFIT PENSION AND OTHER POST-RETIREMENT/POST-EMPLOYMENT BENEFIT PLANS

The components of net expense for the company’s pension and other post-retirement/post-employment benefit plans, computed actuarially, were as follows:

	Pension			Other

	2004	2003	2002	2004	2003	2002

Costs arising in the period
Service cost for benefits earned during the year	$12.9	$12.2	$12.0	$5.2	$5.5	$4.1
Interest cost on projected benefit obligations	30.2	29.6	28.1	13.2	12.9	13.9
Actual return on plan assets	(47.1)	(73.3)	18.1	–	–	–
Actuarial loss (gain)	23.3	27.3	37.1	(6.8)	25.7	7.4
Plan amendments	–	2.3	1.9	–	(12.6)	–
Change in valuation allowance	(2.2)	2.0	–	–	–	–

Costs arising in the period	17.1	0.1	97.2	11.6	31.5	25.4
Difference between costs arising in the period and costs recognized in the period in respect of:
Return on plan assets	13.6	42.9	(50.0)	–	–	–
Actuarial (gain) loss	(20.2)	(27.4)	(36.5)	9.5	(13.6)	3.5
Plan amendments	0.4	(2.2)	(1.8)	(1.9)	2.5	(9.7)
Transitional obligation	1.5	5.1	–	–	–	–

Net expense	$12.4	$18.5	$8.9	$19.2	$20.4	$19.2

The assumptions used to determine the benefit obligation and expense for the company’s significant plans were as follows (weighted average as of December 31):

	Pension			Other

	2004	2003	2002	2004		2003	2002

Discount rate – obligation	5.75%	6.10%	6.50%	5.75%		6.10%	6.50%
Discount rate – expense	6.10%	6.50%	7.25%	6.10%	(1)	6.50%	7.25%
Long-term rate of return on assets	8.50%	8.50%	9.00%	n/a		n/a	n/a
Rate of increase in compensation levels	4.00%	4.00%	4.00%	n/a		n/a	n/a

(1)	Discount rate changed to 6. 25% effective July 1, 2004, upon recognition of Medicare Part D.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

14.	POST-RETIREMENT/POST-EMPLOYMENT BENEFITS (CONTINUED)

The assumed health-care cost trend rates are as follows:

	2004	2003	2002

Health-care cost trend rates assumed for next year	6.00%	6.00%	10.00%
Ultimate health-care cost trend rate assumed	6.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2004	2003	2006

Effective January 1, 2004, the company’s largest retiree medical plan limits the company’s share of annual medical cost increases to 4.5 percent for recent and future retirees. Any cost increases in excess of this amount are funded by increased retiree contributions.

The company employs a building block approach in determining the long-term rate of return for pension plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term rate of return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are considered to check for reasonability and appropriateness.

The company is a sponsor of certain US post-retirement health-care plans that were impacted by the US Medicare Prescription Drug, Improvement and Modernization Act of 2003. This legislation expanded Medicare to include (for the first time) coverage for prescription drugs and introduced a prescription drug benefit and federal subsidy to sponsors of retiree health-care benefit plans that provide benefits at least “actuarially equivalent” to Medicare Part D. The company has accounted for the impact of the legislation prospectively as of July 1, 2004. The federal subsidy had the effect of reducing the company’s accumulated post-retirement benefit obligation by $23.2 and reducing the net periodic post-retirement benefit cost for the period by $1.7.

The company uses a December 31 measurement date for the majority of its plans. The most recent actuarial valuations of the majority of the pension plans for funding purposes were as of January 1, 2004, and the next required valuations will be as of January 1, 2005. The change in benefit obligations and change in plan assets for the above pension and other post-retirement/post-employment plans were as follows:

	Pension		Other

	2004	2003	2004	2003

Change in Benefit Obligations
Balance, beginning of year	$502.4	$449.2	$230.7	$208.3
Service cost	12.9	12.2	5.2	5.5
Interest cost	30.2	29.6	13.2	12.9
Participants’ contributions	0.2	0.3	2.8	1.8
Actuarial loss (gain)	23.9	27.3	(6.8)	25.7
Foreign exchange rate changes	3.1	6.4	1.1	–
Amendments	–	2.3	–	(14.0)
Benefits paid	(24.1)	(24.9)	(10.8)	(9.5)

Balance, end of year	548.6	502.4	235.4	230.7

Change in Plan Assets
Fair value, beginning of year	406.1	330.4	–	–
Actual return on plan assets	47.1	73.6	–	–
Employer contributions	20.5	23.3	8.0	7.7
Participants’ contributions	0.2	0.3	2.8	1.8
Foreign exchange rate changes	3.1	3.4	–	–
Benefits paid	(24.1)	(24.9)	(10.8)	(9.5)

Fair value, end of year	452.9	406.1	–	–

Funded Status	(95.7)	(96.3)	(235.4)	(230.7)
Valuation allowance	(11.7)	(13.9)	–	–
Unamortized net actuarial loss	93.1	86.1	55.3	70.5
Unamortized prior service cost	3.8	4.4	(9.1)	(15.3)
Unamortized transitional obligation	6.7	7.6	1.4	–

Accrued post-retirement/post-employment benefits	$(3.8)	$(12.1)	$(187.8)	$(175.5)

Amounts included in:
Liabilities
Current (Note 11)	$(16.0)	$(7.7)	$(7.8)	$(7.6)
Long-term	(4.6)	(17.7)	(188.8)	(176.8)
Other assets (Note 8)	16.8	13.3	8.8	8.9

	$(3.8)	$(12.1)	$(187.8)	$(175.5)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

14.	POST-RETIREMENT/POST-EMPLOYMENT BENEFITS (CONTINUED)

The accumulated benefit obligation for all defined benefit pension plans was $484.7 and $439.6 at December 31, 2004 and 2003, respectively. The aggregate projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2004	2003

Projected benefit obligation	$520.4	$460.1
Accumulated benefit obligation	467.9	411.4
Fair value of plan assets	391.1	355.0

SENSITIVITY OF ASSUMPTIONS

The effect of a change in the health-care cost trend rate on the other post-retirement/post-employment benefit obligation and the aggregate of service and interest cost would have been as follows:

	2004	2003	2002

As reported:
Benefit obligation	$235.4	$230.7	$208.3
Aggregate of service and interest cost	18.4	18.4	18.0

Increase of 1.0 percentage point:
Benefit obligation	34.4	36.3	35.0
Aggregate of service and interest cost	3.3	3.8	3.3

Decrease of 1.0 percentage point:
Benefit obligation	(35.3)	(31.7)	(28.7)
Aggregate of service and interest cost	(3.4)	(3.1)	(2.7)

The above sensitivities should be used with caution. Changes in amounts based on a 1.0 percentage point variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in amounts may not be linear. The sensitivities have been calculated independently of changes in other key variables. Changes in one factor may result in changes in another, which could amplify or reduce certain sensitivities.

PLAN ASSETS

Approximate asset allocations, by asset category, of the company’s significant pension plans were as follows at December 31:

Asset Category	Target	2004	2003

Equity securities	65%	67%	67%
Debt securities	35%	32%	32%
Real estate	–	–	–
Other	–	1%	1%

Total	100%	100%	100%

The company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments.

Furthermore, equity investments are diversified across US and non-US stocks, as well as growth, value and small and large capitalizations. US equities also are diversified across actively managed and passively invested portfolios. Other assets such as private equity and hedge funds are not used at this time. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. Investment strategy in Trinidad is largely dictated by local investment restrictions (maximum of 50 percent in equities and 20 percent foreign) and asset availability since the local equity market is small and there is little secondary market activity in debt securities.

DEFINED CONTRIBUTION SAVINGS PLANS

All of the company’s US employees may participate in defined contribution savings plans. These plans are subject to US federal tax limitations and provide for voluntary employee salary deduction contributions. The company suspended its contributions of up to 5 percent of salary in July 2003. Contributions were reinstated in August 2004, providing a minimum of 3 percent (to a maximum of 6 percent) of salary based on company performance. The company’s 2004 contributions were $2.9 (2003 – $3.4; 2002 – $5.0). All of the company’s Canadian salaried employees and certain hourly employees participate in the PCS Inc. Savings Plan and may make voluntary contributions. The company suspended its contributions to this plan in July 2003. Contributions were reinstated in August 2004, providing a minimum of 3 percent (to a maximum of 6 percent) of salary based on company performance. The company’s contributions in 2004 were $0.7 (2003 – $0.9; 2002 – $1.5).

CASH PAYMENTS

Total cash payments for pensions and other post-retirement/ post-employment benefits for 2004, consisting of cash contributed by the company to its funded pension plans, cash payments directly to beneficiaries for its unfunded other benefit plans and cash contributed to its defined contribution plans, were $32.4 (2003 – $35.5).

Approximately $35.1 is expected to be contributed by the company to all plans during 2005.

ESTIMATED FUTURE BENEFIT PAYMENTS

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from either corporate assets or the qualified pension trusts:

		Other

			Reduction due
			to Medicare
	Pension	Gross	Part D Subsidy	Net

2005	$23.5	$9.0	$–	$9.0
2006	24.0	9.4	0.6	8.8
2007	24.8	10.0	0.6	9.4
2008	25.9	10.5	0.6	9.9
2009	27.4	11.0	0.7	10.3
2010-2014	162.9	65.8	4.3	61.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

15.	ENVIRONMENTAL COSTS AND ASSET RETIREMENT OBLIGATIONS

The company records an asset and related retirement obligation for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire such assets exists. The major categories of asset retirement obligations include reclamation and restoration costs at the company’s potash and phosphate mining operations (most particularly phosphate mining), including management of mining byproducts such as gypsum and various mine tailings, land reclamation and revegetation programs, decommissioning of underground and surface operating facilities, general clean-up activities aimed at returning the areas to an environmentally acceptable condition, and post-closure care and maintenance. The asset retirement obligations are generally incurred over an extended period of time.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. The company has continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which it operates. The company estimates that the undiscounted cash flows required to settle the asset retirement obligations approximate $2,040.0. The estimated cash flows have been discounted at credit-adjusted risk-free rates ranging from 5.00 percent to 6.75 percent. Other than certain land reclamation programs, settlement of the obligations is typically correlated with mine life estimates. Cash flow payments are expected to occur principally over the next 75 years for the company’s phosphate operations. Payments relating to most potash operations are not expected to occur until after that time. The present value of the company’s asset retirement obligations at December 31, 2004 totalled $85.0 (2003 – $81.6), as set out in the table below. The current portion totalled $4.8 (2003 – $3.5).

Other environmental liabilities typically relate to regulatory compliance, environmental management associated with ongoing operations other than mining, site assessment and remediation of environmental contamination related to the activities of the company and its predecessors, including waste disposal practices and ownership and operations of real property and facilities.

SITE ASSESSMENT AND REMEDIATION COSTS

The company has accrued assessment costs, including legal and consulting fees, and remediation costs related to the clean-up of contaminated sites currently or formerly associated with the company or its predecessors’ business in the amount of $14.4 (2003 – $14.9) for certain PCS Joint Venture facilities, $0.3 (2003 – $0.3) for various sulfur facilities and $1.0 (2003 – $2.0) for other matters in the phosphate and nitrogen businesses. The current portion of these costs totalled $14.7 (2003 – $15.2).

ENVIRONMENTAL OPERATING COSTS AND CAPITAL EXPENDITURES

The company’s operating expenses, other than costs associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $68.9 (2003 – $59.0; 2002 – $52.7). These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products.

The company routinely undertakes environmental capital projects. In 2004, capital expenditures of $7.6 (2003 – $12.1) were incurred to meet pollution prevention and control objectives and $0.3 (2003 – $0.3) were incurred to meet other environmental objectives.

Following is a reconciliation of asset retirement and other environmental obligations as at December 31:

	2004	2003

Asset retirement obligations, beginning of year	$81.6	$83.0
Liabilities incurred	15.7	14.4
Liabilities settled	(16.0)	(14.4)
Accretion expense	5.2	3.3
Revisions in estimated cash flows	(1.5)	(4.7)

Asset retirement obligations, end of year	85.0	81.6
Other environmental liabilities	15.7	18.4
Less current portion (Note 11)	(19.5)	(18.7)

	$81.2	$81.3

16.	SHARE CAPITAL

AUTHORIZED:

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors.

Issued:	2004	2003	2002
	Consideration	Consideration	Consideration

Issued, beginning of year	$1,245.8	$1,186.9	$1,182.5
Shares issued under option	162.1	58.7	4.3
Shares issued for dividend reinvestment plan	0.5	0.2	0.1

Issued, end of year	$1,408.4	$1,245.8	$1,186.9

Issued:	2004	2003	2002
	Number of	Number of	Number of
	Common Shares	Common Shares	Common Shares

Issued, beginning of year	106,224,432	104,155,296	103,904,964
Shares issued under option	4,397,324	2,061,700	243,800
Shares issued for dividend reinvestment plan	8,747	7,436	6,532

Issued, end of year	110,630,503	106,224,432	104,155,296

On July 21, 2004, the Board of Directors of PCS approved a split of the company’s outstanding common shares on a two-for-one basis. The stock split was effected in the form of a stock dividend of one additional common share for each share owned by shareholders of record at the close of business on August 11, 2004. All equity-based benefit plans and share data have been retroactively adjusted to reflect the stock split.

17.	CONTRIBUTED SURPLUS

	2004	2003	2002

Balance, beginning of year	$265.2	$264.2	$264.2
Stock-based compensation	10.5	1.0	–

Balance, end of year	$275.7	$265.2	$264.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

18.	SEGMENT INFORMATION

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 2.

2004

	Potash	Phosphate	Nitrogen	All others	Consolidated

Sales	$1,056.1	$977.9	$1,210.4	$–	$3,244.4
Freight	128.7	71.9	38.1	–	238.7
Transportation and distribution	32.6	29.4	42.3	–	104.3
Net sales – third party	894.8	876.6	1,130.0	–
Cost of goods sold	472.0	860.8	887.2	–	2,220.0
Gross Margin	422.8	15.8	242.8	–	681.4
Inter-segment sales	5.9	12.1	92.9	–	–
Depreciation and amortization	66.4	84.4	79.7	9.5	240.0
Provision for PCS Yumbes	3.6	–	–	–	3.6
Goodwill	–	–	96.6	0.4	97.0
Assets	1,576.9	1,532.9	1,511.1	505.9	5,126.8
Additions to property, plant and equipment	92.2	55.9	63.0	9.4	220.5

2003

	Potash	Phosphate	Nitrogen	All others	Consolidated

Sales	$758.7	$883.9	$1,156.4	$–	$2,799.0
Freight	109.9	75.8	48.8	–	234.5
Transportation and distribution	29.7	26.2	42.8	–	98.7
Net sales – third party	619.1	781.9	1,064.8	–
Cost of goods sold	415.4	798.4	871.6	–	2,085.4
Gross Margin	203.7	(16.5)	193.2	–	380.4
Inter-segment sales	6.0	9.4	67.8	–	–
Depreciation and amortization	52.4	75.7	89.6	9.7	227.4
Provision for plant shutdowns	–	4.9	118.8	–	123.7
Provision for PCS Yumbes	140.5	–	–	–	140.5
Goodwill	–	–	96.6	0.4	97.0
Assets	1,240.1	1,541.3	1,479.1	306.8	4,567.3
Additions to property, plant and equipment	50.9	51.0	44.1	4.7	150.7

2002

	Potash	Phosphate	Nitrogen	All others	Consolidated

Sales	$669.0	$714.0	$841.4	$–	$2,224.4
Freight	99.9	58.8	56.5	–	215.2
Transportation and distribution	24.6	18.4	37.5	–	80.5
Net sales – third party	544.5	636.8	747.4	–
Cost of goods sold	326.5	594.9	700.0	–	1,621.4
Gross Margin	218.0	41.9	47.4	–	307.3
Inter-segment sales	6.4	6.4	24.6	–	–
Depreciation and amortization	46.3	76.8	88.0	8.0	219.1
Goodwill	–	–	96.6	0.4	97.0
Assets	1,198.4	1,577.0	1,602.4	307.8	4,685.6
Additions to property, plant and equipment	35.5	126.3	47.0	3.4	212.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

18.	SEGMENT INFORMATION (CONTINUED)

As described in Note 1, PhosChem and Canpotex execute marketing and sales for certain of the company’s offshore sales. Financial information by geographic area is summarized in the following table:

	Country of Origin

	Canada	United States	Trinidad	Other	Consolidated

2004
Sales to customers outside the company
Canada	$48.3	$87.5	$–	$–	$135.8
United States	443.0	1,383.7	413.1	2.8	2,242.6
PhosChem	–	140.4	–	–	140.4
Canpotex	421.9	–	–	–	421.9
Other	114.9	57.3	86.1	45.4	303.7

	$1,028.1	$1,668.9	$499.2	$48.2	$3,244.4

Operating income	$250.0	$67.8	$139.8	$56.7	$514.3

Capital assets and goodwill	$831.2	$1,722.6	$601.4	$40.7	$3,195.9

	Country of Origin

	Canada	United States	Trinidad	Other	Consolidated

2003
Sales to customers outside the company
Canada	$41.1	$91.4	$–	$–	$132.5
United States	314.9	1,392.4	350.6	11.7	2,069.6
PhosChem	–	87.0	–	–	87.0
Canpotex	260.6	–	–	–	260.6
Other	96.8	58.9	49.0	44.6	249.3

	$713.4	$1,629.7	$399.6	$56.3	$2,799.0

Operating income (loss)	$97.8	$(82.7)	$91.4	$(162.1)	$(55.6)

Capital assets and goodwill	$786.2	$1,745.6	$604.7	$68.6	$3,205.1

	Country of Origin

	Canada	United States	Trinidad	Other	Consolidated

2002
Sales to customers outside the company
Canada	$27.8	$79.1	$–	$–	$106.9
United States	301.8	1,099.5	209.6	9.0	1,619.9
PhosChem	–	37.6	–	–	37.6
Canpotex	241.2	–	–	–	241.2
Other	73.0	67.4	49.4	29.0	218.8

	$643.8	$1,283.6	$259.0	$38.0	$2,224.4

Operating income (loss)	$145.6	$17.8	$20.5	$(17.0)	$166.9

Capital assets and goodwill	$778.0	$1,875.3	$627.9	$85.7	$3,366.9

19.	COST OF GOODS SOLD

The primary components of cost of goods sold are labor, employee benefits, services, raw materials (including inbound freight and purchasing and receiving costs), operating supplies, energy costs, property and miscellaneous taxes, and depreciation and amortization.

20.	SELLING AND ADMINISTRATIVE

The primary components of selling and administrative are compensation, employee benefits, supplies, communications, travel, professional services and depreciation and amortization.

21.	PROVINCIAL MINING AND OTHER TAXES

Provincial mining and other taxes consist of:

	2004	2003	2002

Potash Production Tax	$63.7	$35.8	$47.7
Saskatchewan corporate capital taxes and other	28.9	21.2	20.3

	$92.6	$57.0	$68.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

22.	PROVISION FOR PLANT SHUTDOWNS

MEMPHIS AND GEISMAR NITROGEN OPERATIONS – 2003

In June 2003, the company indefinitely shut down its Memphis, Tennessee plant and suspended production of ammonia and nitrogen solutions at its Geismar, Louisiana facilities due to high US natural gas costs and low product margins. The operations have not been restarted.

The company determined that all employee positions pertaining to the affected operations would be eliminated, and recorded $4.8 in connection with costs of special termination benefits in 2003. The number of employees terminated as a result of the shutdowns was 187, of whom 186 had left the company as of December 31, 2004. The company has made payments relating to the terminations totalling $4.4 and expects to pay the remainder in 2005.

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

In addition to the costs described above, management expects to incur other shutdown-related costs of approximately $12.1 and nominal annual expenditures for site security and other maintenance costs. The other shutdown-related costs have not been recorded in the consolidated financial statements as of December 31, 2004. Such costs will be recognized and recorded in the period in which they are incurred.

KINSTON PHOSPHATE FEED PLANT – 2003

The phosphate feed plant at Kinston, North Carolina ceased operations in 2003. In that year, the company recorded $0.6 for costs of special termination benefits, $0.3 for parts inventory writedowns and $4.0 for long-lived asset impairment charges.

The Kinston property was sold in 2004 for nominal proceeds. There was no significant gain or loss on sale.

No additional significant costs were incurred in connection with the plant shutdowns in 2004. The following table summarizes, by reportable segment, the total costs incurred to date and the total costs expected to be incurred in connection with the plant shutdowns described above:

	Costs	Total Costs
	Incurred	Expected to
	to Date	Be Incurred

Nitrogen Segment
Employee termination and related benefits	$4.8	$4.8
Writedown of parts inventory	12.4	12.4
Asset impairment charges	101.6	101.6
Other related exit costs	–	12.1

	118.8	130.9

Phosphate Segment
Employee termination and related benefits	0.6	0.6
Writedown of parts inventory	0.3	0.3
Asset impairment charges	4.0	4.0

	4.9	4.9

	$123.7	$135.8

Fair value for purposes of all impairment measurements was determined based on discounted expected future net cash flows.

The following table summarizes, by reportable segment, the costs accrued as of December 31, 2004 in connection with the plant shutdowns described above:

	Accrued Balance	Cash Payments	Accrued Balance
	December 31, 2003	and Adjustments	December 31, 2004

Nitrogen Segment
Employee termination and related benefits	$2.1	$(1.7)	$0.4

Phosphate Segment
Employee termination and related benefits	0.5	(0.5)	–

	$2.6	$(2.2)	$0.4

The accrued balance is included in accounts payable and accrued charges in the Consolidated Statement of Financial Position as of December 31, 2004.

23.	PROVISION FOR PCS YUMBES S.C.M.

2004

In December 2004, the company concluded the sale of 100 percent of its shares of PCS Yumbes to SQM. Acquired by the company in 1999, PCS Yumbes holds mining concessions on certain sodium nitrate deposits in the Atacama Desert in northern Chile and is a producer of potassium nitrate, sodium nitrate and iodine. Proceeds pursuant to the agreement totalled $42.3, including certain working capital adjustments of $6.2 and contingent consideration of $1.1. The company received $34.5 of the sale price prior to the end of the year. The total gain on sale was $3.5, of which $2.6 has been recognized in 2004. The deferred portion of the gain will be recognized in earnings in proportion to any future dilution or sale of part or all of the company’s interest in SQM.

During the year, the company recorded an additional writedown of $6.2, relating primarily to certain mining machinery and equipment that was not transferred to SQM under the terms of the agreement and that management plans to sell prior to the end of 2005. As of December 31, 2004, the fair value and carrying amount of the machinery and equipment that remained to be sold was $0.5. For measurement purposes, fair value was determined in reference to market prices for similar assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

23.	PROVISION FOR PCS YUMBES S.C.M. (CONTINUED)

2003

In 2003, in connection with entering into the share purchase (and related) agreement with SQM, management conducted an assessment of the recoverability of the long-lived assets of the PCS Yumbes operations. As a result of its review, management determined that the carrying amounts of PCS Yumbes’ long-lived assets were not recoverable and recorded an impairment charge of $77.4, equal to the amount by which the carrying amount of the asset group exceeded fair value. Of the total impairment charge, $13.0 related to property, plant and equipment, $63.9 related to deferred pre-production costs and $0.5 related to deferred acquisition costs. For purposes of the impairment measurement, fair value was determined in reference to the commercial agreement referred to above. As part of the review, management also wrote down certain non-parts inventory by $50.2 due to the need to liquidate all inventories that would not be transferred to SQM under the agreement.

The company recorded a provision of $1.8 in 2003 pertaining to contractual termination benefits to be paid to employees, primarily under Chilean law. The company had also incurred early termination penalties in respect of certain PCS Yumbes contractual arrangements and recorded a provision of $11.1 in 2003 for these contract termination costs.

The following table summarizes the amounts recognized during 2004 and 2003 in connection with PCS Yumbes:

		Amounts
	Cumulative to	Recognized
	December 31, 2003	in 2004	Total

Potash Segment
Contract termination costs	$11.1	$–	$11.1
Employee termination and related benefits	1.8	–	1.8
Writedown of non-parts inventory	50.2	–	50.2
Asset impairment charges	77.4	6.2	83.6
Gain on sale	–	(2.6)	(2.6)

	$140.5	$3.6	$144.1

The following table summarizes the costs accrued as of December 31, 2004 in connection with PCS Yumbes as described above:

	Accrued Balance	Costs Incurred	Cash Payments	Non-cash	Accrued Balance
	December 31, 2003	During 2004	and Adjustments	Settlements	December 31, 2004

Potash Segment
Contract termination costs	$0.6	$–	$(0.6)	$–	$–
Employee termination and related benefits	1.2	–	(1.2)	–	–
Asset impairment charges	–	6.2	–	(6.2)	–

	$1.8	$6.2	$(1.8)	$(6.2)	$–

24.	OTHER INCOME

	2004	2003	2002

Share of earnings of equity investees	$30.9	$12.4	$5.3
Dividend income	8.2	5.6	7.7
Gain on sale of long-term investments (Note 4)	34.4	–	–
Other	5.9	15.2	11.8

	$79.4	$33.2	$24.8

25.	INTEREST EXPENSE

	2004	2003	2002

Interest (income) expense on
Short-term debt and cash and cash equivalents	$(1.8)	$3.6	$8.0
Long-term debt	85.8	87.7	75.1

	$84.0	$91.3	$83.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

26.	INCOME TAXES

As the company operates in a specialized industry and in several tax jurisdictions, its income is subject to various rates of taxation.

The provision for income taxes differs from the amount that would have resulted from applying the Canadian statutory income tax rates to income (loss) before income taxes as follows:

	2004	2003	2002

Income (loss) before income taxes
Canada	$175.0	$16.3	$56.8
United States	69.1	(86.3)	21.5
Trinidad	118.5	80.6	20.5
Other	67.7	(157.5)	(15.0)

	$430.3	$(146.9)	$83.8

Federal and provincial statutory tax rates	43.36%	44.36%	46.12%

Tax at statutory rates	$186.6	$(65.2)	$38.7
Adjusted for the effect of:
Writedown of PCS Yumbes	1.4	50.8	–
Gain on sale of long-term investments	(14.9)	–	–
Net non-deductible provincial taxes and royalties and resource allowances	8.1	7.5	10.2
Stock-based compensation deduction	(17.1)	(5.4)	–
Additional tax deductions	(11.0)	(11.8)	(18.6)
Difference between Canadian rate and rates applicable to subsidiaries in other countries	(26.7)	4.4	0.8
Other	5.3	(0.9)	(0.9)

Income tax expense (recovery)	$131.7	$(20.6)	$30.2

Details of income tax expense (recovery) are as follows:

	2004	2003	2002

Canada
Current	$69.4	$14.9	$46.2
Future	11.5	20.6	(10.1)
United States – Federal
Current	14.7	(16.4)	(27.5)
Future	(19.4)	(40.7)	19.2
United States – State
Current	2.2	(0.6)	1.6
Future	12.5	(8.5)	(1.5)
Trinidad and other
Current	19.1	2.1	3.9
Future	21.7	8.0	(1.6)

Income tax expense (recovery)	$131.7	$(20.6)	$30.2

The tax effects of temporary differences that give rise to significant portions of the net future income tax liability are:

	2004	2003

Future income tax assets:
Loss and credit carryforwards	$294.2	$271.3
Post-retirement/post-employment benefits	78.3	55.2
Accrued environmental costs and asset retirement obligations	0.9	4.0
Other	31.8	29.5

Total future income tax assets	405.2	360.0

Future income tax liabilities:
Basis difference in fixed assets	814.3	806.1
Basis difference in investments	27.6	–
Other	62.7	38.1

Total future income tax liabilities	904.6	844.2

Net future income tax liability	$499.4	$484.2

Earnings of certain international subsidiaries would be taxed upon their repatriation. The company has not recognized a future income tax liability for these undistributed earnings as it does not currently expect them to be repatriated. Taxes that would be payable, at existing tax rates, if all foreign subsidiaries’ accumulated unremitted earnings were repatriated as at December 31, 2004 are estimated to be $30.3.

At December 31, 2004, the company has income tax losses carried forward of approximately $644.9 which will begin to expire in 2010. In addition, the company has alternative minimum tax credits of approximately $0.2 which carry forward indefinitely. The benefit relating to these amounts has been recognized by reducing future income tax liabilities.

27.	NET INCOME (LOSS) PER SHARE

	2004	2003	2002

Basic net income (loss) per share
Net income (loss) available to common shareholders	$298.6	$(126.3)	$53.6

Weighted average number of common shares	107,967,000	104,460,000	104,042,000

Basic net income (loss) per share	$2.77	$(1.21)	$0.52

Diluted net income (loss) per share
Net income (loss) available to common shareholders	$298.6	$(126.3)	$53.6

Weighted average number of common shares	107,967,000	104,460,000	104,042,000
Dilutive effect of stock options	2,772,000	–	590,000

Weighted average number of diluted common shares	110,739,000	104,460,000	104,632,000

Diluted net income (loss) per share	$2.70	$(1.21)	$0.51

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

27.	NET INCOME (LOSS) PER SHARE (CONTINUED)

Diluted net income (loss) per share is calculated based on the weighted average number of shares issued and outstanding during the year. The denominator is: (i) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the year; and (ii) decreased by the number of shares that the company could have repurchased if it had used the proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the year. For years in which there was a loss applicable to common shares, stock options with exercise prices at or below the average market price for the year were excluded from the calculations of diluted net loss per share, as inclusion of these securities would have been anti-dilutive to the net loss per share.

Excluded from the calculation of diluted net income (loss) per share were average options outstanding of NIL (2003 – 2,239,861; 2002 – 4,230,525) as the options’ exercise price was greater than the average market price of the common shares for the year.

All per-share data have been retroactively adjusted to reflect the stock split described in Note 16.

28.	STOCK-BASED COMPENSATION

The company has four stock-based compensation plans, which are described below. The company accounts for its grants under those plans in accordance with the fair value based method of accounting for stock-based compensation. The compensation cost that has been charged against income for those plans was $35.3 (2003 – $6.6; 2002 – $5.7).

STOCK OPTION PLANS

The company has two option plans. Under the Officers and Employees Plan, the company may, after February 3, 1998, issue up to 13,852,250 common shares pursuant to the exercise of options.

Under the Directors Plan, the company may, after January 24, 1995, issue up to 912,000 common shares pursuant to the exercise of options. Under both plans, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. All options granted to date have provided that one-half of the options granted in a year will vest one year from the date of the grant, with the other half of the options vesting the following year.

The company did not grant any stock options in 2004. A summary of the status of the plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented as follows:

Number of Shares Subject to Option

	2004	2003	2002

Outstanding, beginning of year	10,876,022	11,638,750	10,088,550
Granted	–	1,399,072	1,815,200
Exercised	(4,397,324)	(2,061,700)	(243,800)
Cancelled	(77,968)	(100,100)	(21,200)

Outstanding, end of year	6,400,730	10,876,022	11,638,750

Weighted Average Exercise Price

	2004	2003	2002

Outstanding, beginning of year	$34.70	$32.99	$32.61
Granted	–	39.50	33.25
Exercised	34.34	28.28	17.47
Cancelled	38.78	35.41	39.20
Outstanding, end of year	34.97	34.70	32.99

The weighted average grant-date fair value of options granted during the year was $NIL (2003 – $15.7; 2002 – $20.1).

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Number	Exercise Price

$21.84	287,500	5 years	$21.84	287,500	$21.84
$30.64	698,200	6 years	30.64	698,200	30.64
$29.04 to $32.69	855,500	7 years	31.45	855,500	31.45
$33.25	1,208,350	8 years	33.25	1,208,350	33.25
$33.94	733,600	4 years	33.94	733,600	33.94
$35.19 to $37.38	626,400	1.5 years	36.18	626,400	36.18
$39.50	1,250,320	9 years	39.50	574,400	39.50
$40.88 to $43.38	740,860	3 years	43.33	740,860	43.33

	6,400,730	6 years	$34.97	5,724,810	$34.43

The foregoing options have expiry dates ranging from November 7, 2005 to November 20, 2013.

Prior to 2003, the company applied the intrinsic value based method of accounting for the plans. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income (loss) for years ended December 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of CICA Section 3870, “Stock-based Compensation and Other Stock-based Payments”. The following table illustrates the effect on net income (loss) and the related per-share amount if the fair value based method had been applied to all outstanding and unvested awards in each period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

28.	STOCK-BASED COMPENSATION (CONTINUED)

	2004	2003	2002

Net income (loss) – as reported	$298.6	$(126.3)	$53.6
Add: Stock-based employee compensation expense included in reported net income
(loss), net of related tax effects	8.8	0.8	–
Deduct: Total stock-based employee compensation expense determined under fair value
based method for all option awards, net of related tax effects	(12.8)	(14.8)	(14.3)

Net income (loss) – pro forma (1)	$294.6	$(140.3)	$39.3

(1) Compensation expense under the fair value based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

	2004	2003	2002

Basic net income (loss) per share
As reported	$2.77	$(1.21)	$0.52
Pro forma	2.73	(1.34)	0.38
Diluted net income (loss) per share
As reported	$2.70	$(1.21)	$0.51
Pro forma	2.66	(1.34)	0.38

In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year of Grant

	2003	2002	2001

Expected dividend	$0.50	$0.50	$0.50
Expected volatility	27%	32%	32%
Risk-free interest rate	4.06%	4.13%	4.54%
Expected life of options	8 years	8 years	8 years
Expected forfeitures	16%	10%	10%

DEFERRED SHARE UNIT AND OTHER PLANS

The company offers a deferred share unit plan to non-employee directors, which entitles those directors to receive discretionary grants of deferred share units (DSUs), each of which has a value equal to the market value of a common share at the time of its grant. The plan also allows each director to choose to receive, in the form of DSUs, all or a percentage of the director’s fee, which would otherwise be payable in cash. Each DSU fully vests upon award, but is distributed only when the director has ceased to be a member of the Board of Directors of the company. Vested units are settled in cash based on the common share price at that time. As of December 31, 2004, the total DSUs held by participating directors was 50,999 (2003 – 35,906; 2002 – 20,526).

The company offers a long-term incentive plan to senior executives and other key employees. The performance objectives under the plan are designed to further align the interests of executives and key employees with those of shareholders by linking the vesting of awards to the total return to shareholders over the three-year performance period ending December 31, 2005. Total shareholder return measures the capital appreciation in the company’s common shares, including dividends paid over the performance period. Vesting of one-half of the awards is based on increases in the total shareholder return over the three-year performance period. Vesting of the remaining one-half of the awards is based on the extent to which the total shareholder return matches or exceeds the total shareholder return of the common shares of a pre-defined peer group. Vested units are settled in cash based on the common share price generally at the end of the performance period.

Compensation expense for this program is recorded over the three-year performance cycle of the program. The amount of compensation expense is adjusted over the three-year performance cycle to reflect the current market value of common shares and the number of shares vested in accordance with the vesting schedule based upon total shareholder return and such return compared to the company’s peer group.

29.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The company uses financial instruments, including foreign currency forward contracts, futures, swaps and option agreements, to manage foreign exchange, interest rate and commodity price risk. These hedging derivatives represent off-balance sheet items, since these derivatives are not recorded at fair value on the Consolidated Statements of Financial Position.

The company manages interest rate exposures by using a diversified portfolio of fixed and floating rate instruments. The company’s sensitivity to fluctuations in interest rates is substantially limited to certain of its cash and cash equivalents, short-term debt and long-term debt. In January and February 2004, the company entered into interest rate swap contracts designated as fair value hedges that effectively converted a notional amount of $300.0 of fixed rate debt (due 2011) into floating rate debt based on six-month US dollar LIBOR rates. Net settlements on the swap instruments have been recorded as adjustments to interest expense. In October 2004, the company terminated the interest rate swap contracts for cash proceeds of $3.0 and a gain of $0.8. Hedge accounting was discontinued prospectively and the associated gain is being amortized over the remaining term of the debt as a reduction to interest expense. The company did not enter into any interest rate swap contracts in 2003.

In addition to physical spot and term purchases, the company at times employs futures, swaps and option agreements to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost of the committed and anticipated natural gas purchases for its US nitrogen and phosphate plants. Under these arrangements, the company receives or makes payments based on the differential between a specified price and the actual spot price of natural gas. The company has certain available lines of credit which are utilized to reduce cash margin requirements to maintain the derivatives. At

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

29.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

December 31, 2004, the company had collected cash margin requirements of $28.5 (2003 – $4.3) which were included in accounts payable.

As at December 31, 2004, the company had derivatives qualifying for deferral in the form of futures and swaps. The futures represented a notional amount of 2.8 MMBtu of natural gas with maturities in 2005. The swaps represented a notional amount of 91.4 MMBtu with maturities in 2005 through 2014. As at December 31, 2004, deferred losses from settled hedging transactions were $3.0 (2003 – $2.7).

As at December 31, 2004, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $54.1 (2003 – $46.0) at an average exchange rate of 1.2306 (2003 – 1.3315). The company also had small forward contracts outstanding as at December 31, 2004 to reduce exposure to the euro and Swiss franc. The notional amounts of the company’s derivatives do not represent assets or liabilities and therefore are not reflected in the Consolidated Statements of Financial Position. Maturity dates for all forward contracts are within 2005.

The company is exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. The company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts.

The major concentration of credit risk arises from the company’s receivables. A majority of its sales are in North America and are primarily for use in the agricultural industry. The company seeks to manage the credit risk relating to these sales through a credit management program. Internationally, the company’s products are sold primarily through two export associations whose accounts receivable are substantially insured or secured by letters of credit.

FAIR VALUE

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. The estimated fair values disclosed below are designed to approximate amounts at which the financial instruments could be exchanged in a current transaction between willing parties. However, some financial instruments lack an available trading market and therefore certain fair values are based on estimates using net present value and other valuation techniques, which are significantly affected by assumptions as to the amount and timing of estimated future cash flows and discount rates, all of which reflect varying degrees of risk.

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt, and accounts payable and accrued charges is assumed to approximate carrying value. The fair value of the company’s gas hedging contracts at December 31, 2004 approximated $66.5 (2003 – $59.8). Futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price. The fair value of the company’s notes payable at December 31, 2004 approximated $1,383.2 (2003 – $1,417.8) and reflects a current yield valuation based on observed market prices. The fair value of the company’s other long-term debt instruments approximated carrying value.

30.	CONTINGENCIES

CANPOTEX

PotashCorp is a shareholder in Canpotex which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities in 2004, 2003 or 2002.

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

LEGAL AND OTHER MATTERS

In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“EPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with EPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. The draft feasibility study has been submitted for review and approval, and selection of a remedy is projected to occur some time in 2005. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties.

In 1994, PCS Joint Venture responded to information requests from the EPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”), regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site is attributable to former operations at the site prior to PCS Joint Venture’s ownership. PCS Joint Venture initially submitted a proposed Corrective Action Plan to GEPD in 1999, which has now been revised several times in response to GEPD comments. PCS Joint Venture has also conducted and submitted an assessment of the site. Based on its review of the assessment and the Corrective Action Plan, GEPD has expressed its opinion that remediation of the site will require some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. The company has continued discussions with GEPD regarding a remedial plan for the site.

In 2003, EPA notified PCS Nitrogen that it considered PCS Nitrogen to be a potentially responsible party with respect to a former fertilizer

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

30.	CONTINGENCIES (CONTINUED)

blending operation in South Carolina formerly owned by a company from which PCS Nitrogen acquired certain other assets. It is the company’s understanding that EPA is conducting an assessment of conditions at the site and intends to propose a remedial plan for the site in the coming year. The company intends to continue to assert its position that it is not a responsible party. The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it believes that its future obligations with respect to these facilities and sites will not have a material adverse effect on the company’s consolidated financial position or results of operations.

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

31. GUARANTEES

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

The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2004, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $159.9, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At December 31, 2004, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt in Note 12, and the cash margin requirements to maintain derivatives as disclosed in Note 29.

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

During the year, the company entered into various other commercial letters of credit in the normal course of operations.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

32.	RELATED PARTY TRANSACTIONS

Sales to Canpotex are at prevailing market prices. Sales for the year ended December 31, 2004 were $421.9 (2003 – $260.6; 2002 – $241.2). Account balances resulting from the Canpotex transactions are included in the Consolidated Statements of Financial Position and settled on normal trade terms (see Note 5).

In connection with entering into the agreement with SQM as described in Note 23, PCS Yumbes agreed to purchase potash from SQM at a negotiated price that approximated market value. In addition, PCS Yumbes agreed to sell to SQM all of its potassium nitrate production at a negotiated price that approximated market value. Both agreements were in effect until closing of the PCS Yumbes sale agreement in December 2004. Potash purchases from SQM for the year were $7.0 (2003 – $13.1; 2002 – $17.9). Potassium nitrate sales to SQM for the year were $25.1 (2003 – $25.8; 2002 – $2.1). All transactions with SQM are settled on normal trade terms.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

33.	QUARTERLY RESULTS (UNAUDITED)

The following quarterly information in management’s opinion includes all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation. All per-share data have been retroactively adjusted to reflect the stock split described in Note 16.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Sales	$728.4	$833.7	$815.7	$866.6
Less: Freight	58.1	68.9	51.2	60.5
Transportation and distribution	23.0	31.3	23.6	26.4
Cost of goods sold	523.3	562.8	551.5	582.4

Gross Margin	$124.0	$170.7	$189.4	$197.3

Operating Income	$97.8	$129.2	$133.1	$154.2

Net Income	$50.7	$72.6	$75.2	$100.1

Net Income per Share – Basic	$0.48	$0.68	$0.69	$0.91

Net Income per Share – Diluted	$0.47	$0.67	$0.68	$0.88

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales	$661.8	$745.0	$674.6	$717.6
Less: Freight	64.4	60.5	55.9	53.7
Transportation and distribution	23.0	27.5	28.3	19.9
Cost of goods sold	493.3	534.7	505.9	551.5

Gross Margin	$81.1	$122.3	$84.5	$92.5

Operating Income (Loss)	$24.7	$73.1	$(210.9)	$57.5

Net Income (Loss)	$3.2	$29.9	$(185.9)	$26.5

Net Income (Loss) per Share – Basic	$0.03	$0.29	$(1.78)	$0.25

Net Income (Loss) per Share – Diluted	$0.03	$0.29	$(1.78)	$0.25

Net income (loss) per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

34.	SEASONALITY

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

35.	COMPARATIVE FIGURES

Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Canadian GAAP varies in certain significant respects from US GAAP. As required by the United States Securities and Exchange Commission, the effect of these principal differences on the company’s consolidated financial statements is described and quantified below:

(a)	Long-term investments: The company’s investment in ICL is stated at cost. US GAAP requires that this investment be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of Other Comprehensive Income (“OCI”). Under US GAAP, when an investment previously accounted for using the cost method qualifies for use of the equity method, the investor should adopt the equity method of accounting. The investment, results of operations (current and prior periods presented), and retained earnings of the investor should be adjusted retroactively.

Under Canadian GAAP, equity accounting is generally not applied retroactively. In 2002, the company acquired additional shares in SQM and adopted the equity method of accounting, though not on a retroactive basis. In 2004, the company corrected this omission in its US GAAP reconciliation to reflect a reduction in 2002 opening accumulated other comprehensive income, deferred income taxes payable and long-term investments of $6.8, $3.9 and $10.7, respectively, and an increase in other comprehensive income of $23.2. The revision had no effect on 2002 opening retained earnings, net income or net income per share.

(b)	Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose was determined based on discounted expected future net cash flows.

(c)	Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment under Canadian and US GAAP.

(d)	Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

(e)	Asset retirement obligations: The company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, for US GAAP purposes effective January 1, 2003. As described in Note 3, the equivalent Canadian standard was not adopted until January 1, 2004.

(f)	Post-retirement and post-employment benefits: Under Canadian GAAP, when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances, and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of this, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.

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

(g)	Foreign currency translation adjustment: The company adopted the US dollar as its functional and reporting currency on January 1, 1995. At that time, the consolidated financial statements were translated into US dollars at the December 31, 1994 year-end exchange rate using the translation of convenience method under Canadian GAAP. This translation method was not permitted under US GAAP. US GAAP required the comparative Consolidated Statements of Operations and Consolidated Statements of Cash Flow to be translated at applicable weighted-average exchange rates; whereas the Consolidated Statements of Financial Position were permitted to be translated at the December 31, 1994 year-end exchange rate. The use of disparate exchange rates under US GAAP gave rise to a foreign currency translation adjustment. Under US GAAP, this adjustment is reported as a component of accumulated OCI.

(h)	Derivative instruments and hedging activities: Under Canadian GAAP, effective January 1, 2004, derivatives used for non-trading purposes that do not qualify for hedge accounting are carried at fair value on the Consolidated Statements of Financial Position, with changes in fair value reflected in earnings. Derivatives embedded within hybrid instruments are generally not separately accounted for except for those related to equity-linked deposit contracts, which are not applicable to the company. Gains and losses on derivative instruments held within an effective hedge relationship are recognized in earnings on the same basis and in the same period as the underlying hedged items. There is no difference in accounting between Canadian and US GAAP in respect of derivatives that do not qualify for hedge accounting. Unlike Canadian GAAP, however, the company recognizes all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of

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

(i)	Freight, transportation and distribution: The company has changed its accounting policy regarding consolidated financial statement presentation of freight costs and transportation and distribution expenses under US GAAP. In prior years, the company included freight costs in cost of goods sold and transportation and distribution expenses in operating expenses under US GAAP. Effective January 1, 2004, the company discloses freight costs and transportation and distribution expenses under US GAAP as separate line items within gross margin on the Consolidated Statements of Operations and Retained Earnings. This presentation is consistent with the new Canadian GAAP presentation described in Note 3. All comparative information has been appropriately reclassified.

(j)	Provision for plant shutdowns: The 2003 provision for plant shutdowns under Canadian GAAP includes $12.7 for writedowns of parts inventory. US GAAP requires that these writedowns be presented as a component of cost of goods sold.

(k)	Provision for PCS Yumbes S.C.M.: The 2003 provision for PCS Yumbes under Canadian GAAP includes $50.2 for writedowns of non-parts inventory. US GAAP requires that these writedowns be presented as a component of cost of goods sold.

(l)	Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. As described in Note 2, Canadian standards relating to comprehensive income are not effective until fiscal years beginning on or after October 1, 2006.

(m)	Income taxes related to the above adjustments: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under Canadian and US GAAP is similar, except that income tax rates of enacted or substantively enacted tax law must be used to calculate future income tax assets and liabilities under Canadian GAAP, whereas only income tax rates of enacted tax law can be used under US GAAP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

(n)	Income tax consequences of stock-based employee compensation: Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period (the “excess benefit’’) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the company’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital. During 2005, the company concluded that this US GAAP treatment had not been applied to stock options granted by the company prior to 2003.

The following table presents the impact of the restatement adjustments on the company’s previously reported US GAAP reconciliation as at December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004:

	2004			2003			2002*

	As Previously		As	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated

As at December 31
Additional paid-in capital	$275.7	$ 21.6	$297.3	$265.2	$ 5.7	$270.9
Retained earnings	593.9	(21.6)	572.3	347.4	(5.7)	341.7

For the year ended December 31
Income taxes	$136.0	$ 15.9	$151.9	$ 3.0	$ 4.4	$ 7.4	$34.2	$ 0.2	$34.4
Net income (loss)	306.4	(15.9)	290.5	(79.8)	(4.4)	(84.2)	60.6	(0.2)	60.4
Comprehensive income (loss)	372.0	(15.9)	356.1	(35.0)	(4.4)	(39.4)	44.9	(0.2)	44.7
Net income (loss) per share — basic	2.84	(0.15)	2.69	(0.76)	(0.05)	(0.81)	0.58	–	0.58
Net income (loss) per share — diluted	2.77	(0.15)	2.62	(0.76)	(0.05)	(0.81)	0.58	–	0.58

*Refer to Note 36(a).

The company has restated its US GAAP reconciliation on the following pages. These adjustments did not have an effect on total assets, liabilities or shareholders’ equity for any of the periods presented.

(o)	Cash flow statements: US GAAP does not permit the use of certain subtotals within the classification of cash provided by operating activities, nor does it permit the subtotal of cash before financing activities.

The application of US GAAP, as described above, would have had the following effects on net income (loss), net income (loss) per share, total assets and shareholders’ equity. All share and per-share data have been retroactively adjusted to reflect the stock split described in Note 16.

	2004 As Restated**	2003 As Restated**	2002* As Restated**

Net income (loss) as reported – Canadian GAAP	$298.6	$(126.3)	$53.6
Items increasing or decreasing reported net income (loss)
Cash flow hedge ineffectiveness	2.6	–	–
Pre-operating costs	–	63.0	2.6
Depreciation and amortization	8.4	8.5	8.4
Accretion of asset retirement obligations	3.3	(3.3)	–
Post-retirement and post-employment benefits	(2.2)	2.0	–
Deferred income taxes relating to the above adjustments	(4.3)	(23.7)	(4.0)
Income taxes related to stock-based compensation	(15.9)	(4.4)	(0.2)

Net income (loss) – US GAAP	$290.5	$(84.2)	$60.4

Weighted average shares outstanding – US GAAP	107,967,000	104,460,000	104,042,000

Basic net income per share – US GAAP	$2.69	$(0.81)	$0.58

Total assets as reported – Canadian GAAP	$5,126.8	$4,567.3	$4,685.6
Items increasing (decreasing) reported total assets
Inventory	(3.0)	(2.7)	(4.0)
Other current assets	2.6	–	–
Available-for-sale securities (unrealized holding gain)	161.7	60.6	17.9
Fair value of derivative instruments	66.5	59.8	52.7
Property, plant and equipment	(126.5)	(134.9)	(143.4)
Pre-operating costs	–	–	(63.0)
Post-retirement and post-employment benefits	11.7	13.9	11.9
Intangible asset relating to additional minimum pension liability	9.6	2.7	–
Goodwill	(46.7)	(46.7)	(46.7)

Total assets – US GAAP	$5,202.7	$4,520.0	$4,511.0

Total shareholders’ equity as reported – Canadian GAAP	$2,385.6	$1,973.8	$2,092.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income (loss), net of related income taxes	96.8	31.2	(13.6)
Foreign currency translation adjustment	20.9	20.9	20.9
Accretion of asset retirement obligations	–	(3.3)	–
Provision for asset impairment	(218.0)	(218.0)	(218.0)
Depreciation and amortization	44.8	36.4	27.9
Pre-operating costs	–	–	(63.0)
Cash flow hedge ineffectiveness	2.6	–	–
Post-retirement and post-employment benefits	11.7	13.9	11.9
Deferred income taxes relating to the above adjustments	30.4	34.7	58.4

Shareholders’ equity – US GAAP	$2,374.8	$1,889.6	$1,917.0

*Refer to Note 36(a).
**Refer to Note 36(n).

SUPPLEMENTAL US GAAP DISCLOSURE

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46(R) was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption.

In July 2004, the Emerging Issues Task Force (“EITF”) discussed Issue No. 04-6, “Accounting for Post-Production Stripping Costs in the Mining Industry”. At its September meeting, the EITF generally supported an approach that stripping costs incurred during production are mine-development costs that should be capitalized as an investment in the mine, and these capitalized costs should be attributed to reserves in a systematic and rational manner. The EITF did not make this a final consensus because it wanted to explore the impact of any consensus on mines with differing physical patterns of ore location (which affects the overall timing of attribution). Further discussion of this issue is expected at a future EITF meeting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

In November 2004, the EITF ratified Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing “direct” cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It is effective for the first interim or annual reporting period beginning after

June 15, 2005, meaning that the company will apply the guidance to all employee awards of share-based payment granted, modified or settled in the third quarter of 2005. The company is reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

Available-for-Sale Security

The company’s investment in ICL is classified as available-for-sale. The fair market value of this investment at December 31, 2004 was $254.5 and the unrealized holding gain was $161.7.

Deferred Income Taxes

The total valuation allowance recognized for deferred income tax assets in 2004 was $29.4 (2003 – $11.4). The company has determined that it is more likely than not that the deferred income tax asset net of the valuation allowance will be realized through a combination of future reversals of temporary differences and taxable income.

Stock-Based Compensation

Prior to 2003, the company applied the intrinsic value based method of accounting for its stock option plans under US GAAP. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 15, 2003, the company adopted the fair value based method of accounting for stock options prospectively to all employee awards granted, modified or settled after January 1, 2003 pursuant to the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Since the company’s stock option awards vest over two years, the compensation cost included in the determination of net income (loss) for years ended December 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No.123, “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net income (loss) and net income (loss) per share under US GAAP if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2004 As Restated**	2003 As Restated**	2002 As Restated**

Net income (loss) – as reported under US GAAP	$290.5	$(84.2)	$60.4
Add: Stock-based employee compensation expense included
in reported net income (loss), net of related tax effects	8.8	0.8	–
Less: Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of related tax effects	(12.8)	(14.8)	(14.3)

Net income (loss) – pro forma under US GAAP (1)	$286.5	$(98.2)	$46.1

(1)   Compensation expense under the fair value based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

	2004 As Restated**	2003 As Restated**	2002 As Restated**

Basic net income (loss) per share
As reported	$2.69	$(0.81)	$0.58
Pro forma	2.65	(0.94)	0.44
Diluted net income (loss) per share
As reported	$2.62	$(0.81)	$0.58
Pro forma	2.59	(0.94)	0.44

** Refer to Note 36(n).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

Derivative Instruments and Hedging Activities
The company has designated its natural gas derivative instruments as cash flow hedges.
The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the year, a gain of $43.0 was recognized in cost of goods sold (2003 – $89.9; 2002 – $15.5). Of the deferred gains at year-end, approximately $36.7 will be reclassified to cost of goods sold within the next 12 months.
Related Party Transactions
During the year, sales to a company associated with the immediate family of a member of the Board of Directors of PCS totalled $16.2 (2003 – $9.1). These transactions were conducted in the normal course of business at the prevailing market prices and on normal trade terms.
SUPPLEMENTAL SCHEDULES
The following supplemental schedules present the consolidated Financial Position, Operations and Retained Earnings, Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss), and Cash Flow in accordance with US GAAP as adjusted for the GAAP differences described in this note.
SUPPLEMENTAL SCHEDULE OF CONSOLIDATED FINANCIAL POSITION
As at December 31

	2004 As Restated**	2003 As Restated**

Assets
Current assets
Cash and cash equivalents	$458.9	$4.7
Accounts receivable	352.6	305.0
Inventories	393.8	392.5
Prepaid expenses and other current assets	37.9	29.0
Current portion of derivative instruments	38.2	37.5

	1,281.4	768.7
Derivative instruments	28.3	22.3
Property, plant and equipment	2,972.4	2,973.2
Other assets	833.2	672.6
Intangible assets	37.1	32.9
Goodwill	50.3	50.3

	$5,202.7	$4,520.0

Liabilities
Current liabilities
Short-term debt	$93.5	$176.2
Accounts payable and accrued charges	599.9	380.3
Current portion of long-term debt	10.3	1.3

	703.7	557.8
Long-term debt	1,258.6	1,268.6
Deferred income tax liability	521.6	469.8
Accrued post-retirement/post-employment benefits	257.9	242.5
Accrued environmental costs and asset retirement obligations	81.2	84.6
Other non-current liabilities and deferred credits	4.9	7.1

	2,827.9	2,630.4

Shareholders’ Equity
Share capital	1,408.4	1,245.8
Additional paid-in capital	297.3	270.9
Retained earnings	572.3	341.7
Accumulated other comprehensive income	96.8	31.2

	2,374.8	1,889.6

	$5,202.7	$4,520.0

** Refer to Note 36(n).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

SUPPLEMENTAL SCHEDULE OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS

For the Years Ended December 31

	2004 As Restated**	2003 As Restated**	2002 As Restated**

Sales	$3,244.4	$2,799.0	$2,224.4
Less: Freight	238.7	234.5	215.2
Transportation and distribution	104.3	98.7	80.5
Cost of goods sold	2,207.9	2,141.2	1,610.4

Gross Margin	693.5	324.6	318.3

Selling and administrative	130.6	96.1	91.7
Provincial mining and other taxes	92.6	57.0	68.0
Provision for plant shutdowns	–	111.0	–
Provision for PCS Yumbes S.C.M.	3.6	27.3	–
Foreign exchange loss	19.7	51.9	5.5
Share of earnings of equity investees	(30.9)	(12.4)	(5.3)
Other income	(48.5)	(20.8)	(19.5)

	167.1	310.1	140.4

Operating Income	526.4	14.5	177.9
Interest Expense	84.0	91.3	83.1

Income (Loss) Before Income Taxes	442.4	(76.8)	94.8
Income Taxes	151.9	7.4	34.4

Net Income (Loss)	290.5	(84.2)	60.4
Retained Earnings, Beginning of Year	341.7	478.2	469.8
Dividends	(59.9)	(52.3)	(52.0)

Retained Earnings, End of Year	$572.3	$341.7	$478.2

Net Income (Loss) Per Share – Basic	$2.69	$(0.81)	$0.58

Net Income (Loss) Per Share – Diluted	$2.62	$(0.81)	$0.58

Dividends Per Share	$0.55	$0.50	$0.50

SUPPLEMENTAL SCHEDULE OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31

	2004 As Restated**	2003 As Restated**	2002* As Restated**

Net income (loss)	$290.5	$(84.2)	$60.4

Other comprehensive income (loss)
Change in unrealized holding gains and losses on available-for-sale securities	101.2	42.7	(6.3)
Change in gains and losses on derivatives designated as cash flow hedges	49.3	98.3	66.0
Reclassification to income of gains and losses on cash flow hedges	(43.0)	(89.9)	(15.5)
Adjustment to additional minimum pension liability	(9.6)	23.4	(68.7)
Deferred income taxes related to other comprehensive income	(32.3)	(29.7)	8.8

Other comprehensive income (loss), net of related income taxes	65.6	44.8	(15.7)

Comprehensive income (loss)	$356.1	$(39.4)	$44.7

SUPPLEMENTAL SCHEDULE OF CONSOLIDATED ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31

	2004	2003	2002 *

Accumulated other comprehensive income (loss), beginning of year	$31.2	$(13.6)	$2.1
Other comprehensive income (loss), net of related income taxes	65.6	44.8	(15.7)

Accumulated other comprehensive income (loss), end of year	$96.8	$31.2	$(13.6)

The balances related to each component of accumulated other comprehensive income (loss), net of related income taxes, are as follows:

	2004	2003	2002 *

Unrealized gains and losses on available-for-sale securities	$106.7	$39.0	$13.3
Gains and losses on derivatives designated as cash flow hedges	47.4	43.1	38.0
Additional minimum pension liability	(36.4)	(30.0)	(44.0)
Foreign currency translation adjustment	(20.9)	(20.9)	(20.9)

Accumulated other comprehensive income (loss), end of year	$96.8	$31.2	$(13.6)

* Refer to Note 36(a).
** Refer to Note 36(n).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  |  in millions of US dollars except share and per-share amounts

36.	RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

SUPPLEMENTAL SCHEDULE OF CONSOLIDATED CASH FLOW

For the Years Ended December 31

	2004 As Restated**	2003 As Restated**	2002 As Restated**

Operating Activities
Net income (loss)	$290.5	$(84.2)	$60.4
Items not affecting cash
Depreciation and amortization	231.6	218.9	208.1
Stock-based compensation	11.1	1.0	–
(Gain) loss on disposal of property, plant and equipment	(0.7)	1.0	1.0
Gain on sale of long-term investments	(34.4)	–	–
Provision for plant shutdowns	–	105.6	–
Provision for PCS Yumbes S.C.M.	3.6	14.5	–
Writedown of inventories	–	62.9	–
Foreign exchange on deferred income tax	17.2	35.9	1.0
Provision for deferred income tax	30.6	3.0	10.0
Income taxes related to stock-based compensation	15.9	4.4	0.2
Share of earnings of equity investees	(30.9)	(12.4)	(5.3)
Provision for post-retirement/post-employment benefits	1.1	9.7	18.2
Accrued environmental costs and asset retirement obligations	(3.4)	4.6	(3.0)
Other non-current liabilities and deferred credits	–	1.6	(1.4)
Changes in non-cash operating working capital
Accounts receivable	(51.9)	(39.5)	(11.1)
Inventories	(10.5)	14.5	(14.2)
Prepaid expenses and other current assets	(8.9)	9.4	(3.9)
Accounts payable and accrued charges	102.2	48.9	33.0
Current income taxes	86.5	(18.3)	23.4

Cash provided by operating activities	649.6	381.5	316.4

Investing Activities
Additions to property, plant and equipment	(220.5)	(150.7)	(212.2)
Proceeds from disposal of property, plant and equipment	2.5	–	–
Investment in Sociedad Quimica y Minera de Chile S.A.	(97.2)	–	(23.2)
Investment in Arab Potash Company	(8.3)	(178.3)	–
Proceeds from sale of long-term investments	66.3	–	–
Proceeds from sale of shares of PCS Yumbes S.C.M.	34.5	–	–
Dividends received from equity investees	8.7	4.0	–
Other assets and intangibles	(2.8)	(32.7)	(36.0)

Cash used in investing activities	(216.8)	(357.7)	(271.4)

Financing Activities
Proceeds from long-term debt obligations	–	250.0	11.2
Repayment of long-term debt obligations	(1.0)	(3.4)	(1.3)
Repayment of short-term debt obligations	(82.7)	(296.8)	(28.1)
Dividends	(56.1)	(52.3)	(52.0)
Issuance of shares	161.2	58.9	4.4

Cash provided by (used in) financing activities	21.4	(43.6)	(65.8)

Increase (Decrease) in Cash and Cash Equivalents	454.2	(19.8)	(20.8)
Cash and Cash Equivalents, Beginning of Period	4.7	24.5	45.3

Cash and Cash Equivalents, End of Period	$458.9	$4.7	$24.5

**  Refer to Note 36(n).

37.	SUBSEQUENT EVENT

On January 25, 2005, the Board of Directors of PCS authorized a share repurchase program of up to 5.5 million common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. If considered advisable, shares may be repurchased from time to time on the open market through February 14, 2006 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.

PART IV
ITEM 15.     Exhibits and Financial Statement Schedules.
(a)     List of Documents Filed as Part of this Report
1.     Consolidated Financial Statements in this Annual Report on Form 10-K
     The following consolidated financial statements of the registrant, and reports of independent registered chartered accountants, are included in Item 8 of this Annual Report on Form 10-K.
2.     Schedules
     Schedules not listed are omitted because the required information is inapplicable or is presented in the Consolidated Financial Statements.
Potash Corporation of Saskatchewan Inc.
Schedule II — Valuation and Qualifying Accounts
(in millions of US dollars)
(unaudited)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year
Allowance for doubtful trade accounts receivable
2004	4.9	0.7	1.0	4.6
2003	6.0	0.5	1.6	4.9
2002	7.0	—	1.0	6.0
Allowance for inventory valuation
2004	11.9	5.1	2.5	14.5
2003	4.3	9.5	1.9	11.9
2002	2.5	2.1	0.3	4.3
Allowance for deferred income tax assets
2004	11.4	18.4	0.4	29.4
2003	28.9	1.0	18.5	11.4
2002	37.1	0.1	8.3	28.9
3.     Exhibits

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10‑Q.

Exhibit
Number	Description of Document

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

Exhibit
Number	Description of Document

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

Exhibit
Number	Description of Document
10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 11, 2005 (the “Original 2004 Form 10-K”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(jj)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Original 2004 Form 10‑K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10‑K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12 to the Original 2004 Form 10-K.

13	2004 Annual Report.*

21	Subsidiaries of the registrant, incorporated by reference to Exhibit 21 to the Original 2004 Form 10-K.

23	Consent of Deloitte & Touche LLP.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	2005 Notice of Meeting, Proxy Circular and Form of Proxy.**
* The Consolidated Financial Statements of the registrant, Management’s Report on Financial Statements and the Report of Independent Registered Chartered Accountants on the Consolidated Financial Statements, including Comments by Auditors on Canada-United States of America Reporting Differences, included on pages 55, 56 and 58-86 of the registrant’s 2004 Annual Report, are not incorporated by reference in this Annual Report on Form 10-K. Such Consolidated Financial Statements and reports have been withdrawn and superceded by the Consolidated Financial Statements and reports included in Item 8 of this Annual Report on Form 10-K. The 2004 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.
** The 2005 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.
By:	/s/ WILLIAM J. DOYLE
William J. Doyle President and Chief Executive Officer November 18, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	November 18, 2005
/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Senior Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	November 18, 2005
/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	November 18, 2005
/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	November 18, 2005
/s/ JOHN W. ESTEY John W. Estey	Director	November 18, 2005
/s/ WADE FETZER III Wade Fetzer III	Director	November 18, 2005
/s/ ALICE D. LABERGE Alice D. Laberge	Director	November 18, 2005
/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	November 18, 2005
/s/ MARY MOGFORD Mary Mogford	Director	November 18, 2005
/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	November 18, 2005
/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	November 18, 2005
/s/ JACK G. VICQ Jack G. Vicq	Director	November 18, 2005
/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	November 18, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10‑Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(e)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(f)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(g)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

Exhibit
Number	Description of Document

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Form of Agreement of Limited Partnership of Arcadian Fertilizer, L.P. dated as of March 3, 1992, and the related Certificate of Limited Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of Delaware on March 3, 1992, incorporated by reference to Exhibits 3.1 and 3.2 to Arcadian Partners L.P.’s Registration Statement on Form S-1 (File No. 33-45828).

10(i)	Amendment to Agreement of Limited Partnership of Arcadian Fertilizer, L.P. and related Certificates of Limited Partnership of Arcadian Fertilizer, L.P. filed with the Secretary of State of the State of Delaware on March 6, 1997 and November 26, 1997, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).

10(j)	Second amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2002, incorporated by reference to Exhibit 10(i) to the 2002 Form 10-K.

10(k)	Third amendment to Agreement of Limited Partnership of PCS Nitrogen Fertilizer, L.P. dated December 15, 2003, incorporated by reference to Exhibit 10(k) to the Second Quarter 2004 Form 10-Q.

10(l)	Geismar Complex Services Agreement dated June 4, 1984, between Honeywell International, Inc. and Arcadian Corporation, incorporated by reference to Exhibit 10.4 to Arcadian Corporation’s Registration Statement on Form S-1 (File No. 33-34357).

10(m)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(n)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(o)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(p)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

Exhibit
Number	Description of Document

10(q)	Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. (the “First Amendment”), incorporated by reference to Exhibit 10.2 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993, except for the First Amendment which is incorporated by reference to Arcadian Corporation’s report on Form 10-K for the year ended December 31, 1995.

10(r)	Second Amendment to Operating Agreement between BP Chemicals, Inc. and Arcadian Ohio, L.P., dated as of November 25, 1996, incorporated by reference to Exhibit 10(k) of the registrant’s report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

10(s)	Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10.3 to Arcadian Partners L.P.’s current report on Form 8-K for the report event dated May 11, 1993.

10(t)	First Amendment to Manufacturing Support Agreement dated as of November 25, 1996, between BP Chemicals, Inc. and Arcadian Ohio, L.P., incorporated by reference to Exhibit 10(l) to the 1997 Form 10-K.

10(u)	Letter of amendment to the Manufacturing Support Agreement and Operating Agreement dated September 8, 2003, between BP Chemicals Inc. and PCS Nitrogen Ohio, L.P., incorporated by reference to Exhibit 10(s) to the Third Quarter 2003 Form 10-Q.

10(v)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(w)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.

10(x)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 11, 2005 (the “Original 2004 Form 10-K”).

10(y)	Long-Term Incentive Plan of the registrant effective January 2000, incorporated by reference to Exhibit 10(aa) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2000 (the “Second Quarter 2000 Form 10-Q”).

10(z)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(aa)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(bb)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(cc)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(dd)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(ee)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(jj)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Original 2004 Form 10‑K.

10(kk)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10‑K.

10(ll)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(mm)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12 to the Original 2004 Form 10-K.

13	2004 Annual Report.*

21	Subsidiaries of the registrant, incorporated by reference to Exhibit 21 to the Original 2004 Form 10-K.

23	Consent of Deloitte & Touche LLP.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	2005 Notice of Meeting, Proxy Circular and Form of Proxy.**
* The Consolidated Financial Statements of the registrant, Management’s Report on Financial Statements and the Report of Independent Registered Chartered Accountants on the Consolidated Financial Statements, including Comments by Auditors on Canada-United States of America Reporting Differences, included on pages 55, 56 and 58-86 of the registrant’s 2004 Annual Report, are not incorporated by reference in this Annual Report on Form 10-K. Such Consolidated Financial Statements and reports have been withdrawn and superceded by the Consolidated Financial Statements and reports included in Item 8 of this Annual Report on Form 10-K. The 2004 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.
** The 2005 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.