Form 10-Q/A
period 2005-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2005-11-18
CIK 855931

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
     The Consolidated Financial Statements of Potash Corporation of Saskatchewan Inc. are prepared under accounting principles generally accepted in Canada (“Canadian GAAP”) and include a note that reconciles the effect on the Consolidated Financial Statements of certain principal differences between Canadian GAAP and accounting principles generally accepted in the United States (“US GAAP”). One of these differences is the income tax consequences of stock-based employee compensation. Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the Consolidated Financial Statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the registrant’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital. During 2005, management determined that this US GAAP treatment had not been applied to stock options granted by the registrant prior to 2003 in the preparation of the registrant’s US GAAP reconciliation included in Note 17 to its Consolidated Financial Statements as at June 30, 2005, and for the three months and six months ended June 30, 2004 and 2005, included in Item 1 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (the “Original Second Quarter 2005 Form 10-Q”).
     The registrant hereby amends Item 1 of Part I and Item 6 of Part II of its Original Second Quarter 2005 Form 10-Q. The amendments to Item 1 consist solely of certain changes to the US GAAP reconciliation in Note 17 to the Consolidated Financial Statements of the registrant. Item 6 of the Original Second Quarter 2005 Form 10-Q has been amended to include a computation of per share earnings with restated US GAAP data and currently-dated certificates of the registrant’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
     The remainder of the Original Second Quarter 2005 Form 10-Q is not reproduced in this Amendment No. 1 to the Original Second Quarter Form 10-Q (this “Amendment”), and this Amendment does not reflect events occurring after the filing of the Original Second Quarter 2005 Form 10-Q or, except as specifically set forth above, modify or update the Original Second Quarter 2005 Form 10-Q.
     The registrant has not amended and does not intend to amend any Quarterly Reports on Form 10-Q, other than the Original Second Quarter 2005 Form 10-Q and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, for periods affected by the restatement.

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
      In calculating the foregoing pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year of Grant
	2005	2003	2002

Expected dividend	$0.60	$0.50	$0.50
Expected volatility	28%	27%	32%
Risk-free interest rate	3.86%	4.06%	4.13%
Expected life of options	6.5 years	8 years	8 years
      The company did not grant any stock options during 2004.

12.	Post-Retirement/Post-Employment Expenses

Defined Benefit Pension Plans	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Service cost	$3.4	$3.5	$7.0	$7.0
Interest cost	7.8	7.5	15.6	15.0
Expected return on plan assets	(9.5)	(8.4)	(18.4)	(16.8)
Net amortization	1.3	1.1	3.0	2.2

Net expense	$3.0	$3.7	$7.2	$7.4

Other Post-Retirement Plans	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Service cost	$1.4	$1.4	$2.8	$2.8
Interest cost	3.3	3.5	6.6	7.0
Net amortization	0.4	0.4	0.8	0.8

Net expense	$5.1	$5.3	$10.2	$10.6

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
     (j) Income tax consequences of stock-based employee compensation: Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the company’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital. During 2005, the company concluded that this US GAAP treatment had not been applied to stock options granted by the company prior to 2003. Consequently, the company has restated its US GAAP reconciliation below. As at December 31, 2004, and for the 12 months then ended, additional paid-in capital has increased by $21.6, retained earnings has decreased by $5.7 and net income has decreased by $15.9. Results for the three and six month periods ended June 30 previously reported, within 2005 and 2004, have decreased as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Net income as previously reported — US GAAP	$166.1	$74.0	$299.0	$128.1
Net income as restated — US GAAP	164.6	72.8	286.7	125.5
Diluted net income per share as previously reported — US GAAP	1.48	0.68	2.64	1.18
Diluted net income per share as restated — US GAAP	1.46	0.67	2.53	1.16
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

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005(1)	2004(1)	2005(1)	2004(1)

Net income as reported — Canadian GAAP	$164.2	$72.6	$295.5	$123.3
Items increasing or decreasing reported net income
Cash flow hedge ineffectiveness	0.8	—	1.0	—
Depreciation and amortization	2.1	2.1	4.2	4.2
Accretion of asset retirement obligations	—	—	—	3.3
Deferred income taxes related to the above adjustments	(1.0)	(0.7)	(1.7)	(2.7)
Income taxes related to stock-based compensation	(1.5)	(1.2)	(12.3)	(2.6)

Net income — US GAAP	$164.6	$72.8	$286.7	$125.5

Basic weighted average shares outstanding — US GAAP	109,636,000	107,046,000	110,365,000	106,866,000

Diluted weighted average shares outstanding — US GAAP	112,436,000	108,642,000	113,406,000	108,230,000

Basic net income per share — US GAAP	$1.50	$0.68	$2.60	$1.17

Diluted net income per share — US GAAP	$1.46	$0.67	$2.53	$1.16

(1)	Restated as per Note 17(j).

	June 30,	December 31,
	2005	2004

Total assets as reported — Canadian GAAP	$5,207.3	$5,126.8
Items increasing (decreasing) reported total assets
Inventory	3.1	(3.0)
Other current assets	3.6	2.6
Available-for-sale securities (unrealized holding gain)	240.8	161.7
Fair value of derivative instruments	168.5	66.5
Property, plant and equipment	(122.3)	(126.5)
Post-retirement and post-employment benefits	11.7	11.7
Intangible asset relating to additional minimum pension liability	9.6	9.6
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$5,475.6	$5,202.7

	June 30,	December 31,
	2005	2004

Total shareholders’ equity as reported — Canadian GAAP	$2,417.4	$2,385.6
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	222.2	96.8
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	49.0	44.8
Cash flow hedge ineffectiveness	3.6	2.6
Post-retirement and post-employment benefits	11.7	11.7
Deferred income taxes relating to the above adjustments	28.7	30.4

Shareholders’ equity — US GAAP	$2,535.5	$2,374.8

	Six Months Ended
	June 30
	2005(1)	2004(1)

Net income — US GAAP	$286.7	$125.5

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	79.1	55.5
Change in gains and losses on derivatives designated as cash flow hedges	131.0	43.5
Reclassification to income of gains and losses on cash flow hedges	(22.9)	(25.8)
Deferred income taxes related to other comprehensive income	(61.8)	(24.2)

Other comprehensive income, net of related income taxes	125.4	49.0

Comprehensive income — US GAAP	$412.1	$174.5

(1)	Restated as per Note 17(j).
The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	June 30,	December 31,
	2005	2004

Unrealized gains and losses on available-for-sale securities	$159.7	$106.7
Gains and losses on derivatives designated as cash flow hedges	119.8	47.4
Additional minimum pension liability	(36.4)	(36.4)
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income — US GAAP	$222.2	$96.8

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

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005(2)	2004(2)	2005(2)	2004(2)

Net income — as reported under US GAAP	$164.6	$72.8	$286.7	$125.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15.4	2.2	16.1	4.4
Less: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(15.4)	(3.2)	(16.1)	(6.4)

Net income — pro forma under US GAAP(1)	$164.6	$71.8	$286.7	$123.5

(1)	Compensation expense under the fair value method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying this method may not be indicative of future results.

(2)	Restated as per Note 17(j).

Basic net income per share under US GAAP
As reported	$1.50	$0.68	$2.60	$1.17
Pro forma	$1.50	$0.67	$2.60	$1.16

Diluted net income per share under US GAAP
As reported	$1.46	$0.67	$2.53	$1.16
Pro forma	$1.46	$0.66	$2.53	$1.14
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