Form 10-K
period 2005-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2006-03-09
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-10351

Potash Corporation of Saskatchewan Inc.
(Exact name of the registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. employer identification no.)
Suite 500, 122 – 1st Avenue South
Saskatoon, Saskatchewan, Canada S7K 7G3
306-933-8500
(Address and telephone number of the registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Shares, No Par Value	New York Stock Exchange
The Common Shares are also listed on the Toronto Stock Exchange in Canada
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                              Yes ☑          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                              Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                              Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                              Yes ☐          No ☑
At June 30, 2005, the aggregate market value of the 108,456,986 Common Shares held by non-affiliates of the registrant was approximately $10,366,318,783.05. At February 27, 2006, the registrant had 103,651,326 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the “2005 Annual Report”), attached as Exhibit 13, are incorporated by reference into Part II.
Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 4, 2006 (the “2006 Proxy Circular”), attached as Exhibit 99, are incorporated by reference into Part III.

POTASH CORPORATION OF SASKATCHEWAN INC.
Form 10-K
Annual Report
For the Fiscal Year Ended December 31, 2005
- i -

Forward-Looking Statements
This document, including the documents incorporated by reference, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. Statements containing words such as “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities. We consider these factors and assumptions to be reasonable based on information currently available.
Forward-looking statements are subject to important risks and uncertainties that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities;
•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;
•	changes in competitive pressures, including pricing pressure;
•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;
•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;
•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;
•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including ocean freight;
•	unexpected geological conditions;
•	imprecision in reserve estimates;
•	changes in capital markets and in currency and exchange rates;
•	the outcome of legal proceedings;
•	changes in government regulations, including environmental regulations, which could increase our costs of compliance and otherwise affect our business; and
•	acquisitions we may undertake in the future.
We sell to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.
In addition to the factors mentioned above, see “Risk Factors” under Item 1A for a description of other factors affecting forward-looking statements. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this document will occur or, if they do, of what impact they will have on our business or on our results of operations and financial condition.
Forward-looking statements are given only as at the date of this document or the document incorporated by reference herein, and we disclaim any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
FORM 10-K │ Forward-Looking Statements

Part I
Item 1.      Business.
General
Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable.
We are one of the world’s largest integrated fertilizer and related industrial and feed products companies. We are the largest producer of potash worldwide by capacity. In 2005, our potash operations represented an estimated 17% of global production, 22% of global potash capacity and 75% of global potash excess capacity. We are the third largest producer of phosphates worldwide by capacity. In 2005, our phosphate operations represented an estimated 6% of world phosphoric acid production. We are the fourth largest producer of nitrogen products worldwide by capacity. In 2005, our nitrogen operations represented an estimated 2% of world ammonia production.
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
Through Florida Favorite Fertilizer in Florida and Farmer’s Favorite Fertilizer in Georgia, we manufacture, process and distribute fertilizer and other agricultural supplies from plants located in Florida and Georgia.
We are organized under the laws of Canada. Our principal executive offices are located at 122 – 1st Avenue South, Suite 500, Saskatoon, Saskatchewan, Canada S7K 7G3, and our telephone number is (306) 933-8500.
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
In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since 1993, we have made the following acquisitions of significance to the development of our Company:

•	the New Brunswick potash mine and port facilities and our Patience Lake mine in Saskatchewan in 1993;
•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;
•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;
•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;
FORM 10-K │ Part I

•	approximately 9% of the outstanding shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In June 2005, we acquired twenty-one million additional shares in ICL, increasing our ownership interest to 10%;
•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;
•	20% of the total outstanding equity of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired ICL’s entire indirect interest in SQM, resulting in a current indirect holding of 24.99% of the outstanding equity of SQM;
•	26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC, increasing our ownership interest to approximately 28%; and
•	9.99% of the shares of Sinochem Hong Kong Holdings Limited (“Sinofert”), a vertically-integrated fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10.01% of the shares of Sinofert, increasing our ownership interest to 20%.

Potash Operations
Our potash operations include the mining and production of potash, which is predominantly used as fertilizer.
Properties
All potash produced by the Company in Saskatchewan is in the southern half of the Province, where extensive potash deposits are found. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporite, which lies about 1,000 metres below the surface. The evaporite deposits, which are bounded by limestone formations, contain the potash beds of approximately 2.4 to 5.1 metres thickness. Three potash deposits of economic importance occur in the Province, the Esterhazy, Belle Plaine and Patience Lake Members. The Patience Lake Member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy Member is mined at the Rocanville and Esterhazy mines.
Under a long-term mining and processing agreement effective through December 31, 2026, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. We have the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2006, for which notice must be given no later than June 30, 2006. Mosaic has the option to abandon the mine at any time after December 31, 2011, thus terminating the mining and processing agreement. In each year the maximum finished product we are permitted to take under the mining and processing agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2006, we have notified Mosaic that we require 952,500 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. We share, on an annual basis, in such water inflow remediation costs.
Also, under the long-term mining and processing agreement with Mosaic, the Company has the right to acquire up to 25% participation in any expansion of the Esterhazy mine. In April, Mosaic announced plans to expand capacity at Esterhazy by 360,000 tonnes at a cost of $28 million. The Company will participate in this expansion, investing 25% of the cost for 25% of the additional tonnage, on top of our current maximum annual entitlement of 952,500 tonnes. These new tonnes are expected to be available commencing in the fourth quarter of 2006.
We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We produced granular product at our Cassidy Lake, New Brunswick facility using standard grade product from certain of our other mine sites until mid-October 2005, when the compaction facilities were shut down. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., now supply the New Brunswick facility with natural gas to meet its fuel needs. During exploration for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of the existing mine operations. Exploration permits were obtained, and enough detailed 3D seismic and drilling has taken place to delineate a potash resource large enough to warrant mine design and capital cost estimate studies.
FORM 10-K │ Part I

We control the right to mine 621,995 acres of land in Saskatchewan. Included in these holdings are mineral rights to 515,239 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 36% we own, approximately 50% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. Our remaining 106,756 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.
The following map shows the location of our Canadian mining operations.
Production
We produce potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Approximately 7 grades of potash are produced to suit different preferences of the various markets.
In 2005, our conventional potash operations (excluding Esterhazy) mined 24.318 million tonnes of ore at an average grade of 23.17% potassium oxide (“K2O”). In 2005, our potash production from all our operations (including Esterhazy) consisted of 8.816 million tonnes of potash (“KC1”) with an average grade of 61.05% K2O, representing 47% of North American production.
Our present annual potash production capacity is approximately 12.89 million tonnes KC1, which includes maximum annual production under the mining and processing agreement with Mosaic of 952,500 tonnes at Esterhazy. This also includes a 749,000 tonne expansion at Rocanville which came on stream in 2005. In 2005, our production capacity represented an estimated 55% of the North American total capacity while our excess capacity was an estimated 90% of North American excess production capacity. We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.
The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.55 million tonnes of sodium chloride (salt) in 2005. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.
FORM 10-K │ Part I

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual
	Capacity	2005 Production			2004 Production			2003 Production

	Finished			Finished			Finished			Finished
	Product	Ore		Product	Ore		Product	Ore		Product
	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)

Lanigan	3.828	7.439	20.33	2.023	7.372	20.11	2.025	5.359	20.63	1.488
Rocanville(1)	3.044	7.519	24.70	2.573	5.334	24.25	1.833	5.999	23.50	1.989
Allan	1.885	4.323	24.19	1.431	3.862	25.22	1.344	2.790	24.78	0.934
Cory	1.361	2.753	24.90	0.826	2.531	24.95	0.738	2.459	25.03	0.730
Patience Lake(2)	1.033	–	–	0.251	–	–	0.239	–	–	0.251
Esterhazy(3)	0.953	–	–	0.953	–	–	0.953	–	–	0.953
New Brunswick	0.785	2.284	23.37	0.759	2.371	23.24	0.782	2.311	23.21	0.749

Totals	12.889	24.318		8.816	21.470		7.914	18.918		7.094

(1)	Includes an aggregate 749,000 tonne expansion at Rocanville which came on stream in 2005. 400,000 tonnes of this expansion were included in the annual capacity figures for 2004.
(2)	Solution mine.
(3)	Product tonnes received at Esterhazy are based on a mining/processing agreement with Mosaic.
The mining of potash is a capital-intensive business subject to the normal risks and capital expenditure requirements associated with mining operations. The processing of ore may be subject to delays and costs resulting from mechanical failures and such hazards as unusual or unexpected geological formations, subsidence, floods and other water inflows, and other conditions involved in mining ore.
Reserves
The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 35 to 40 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole. The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 22 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.
A historical extraction ratio from the 22 to 40 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2005 for each of our potash mines is as follows:

	Mineral Reserves	Average
	(Millions of tonnes	Grade	Years of Remaining
	recoverable ore)(1)(2)(3)	(K2O)	Mine Life(4)

Allan	288	25.9%	79
Cory	206	25.1%	80
Lanigan	423	22.0%	63
Rocanville	372	22.5%	59
Patience Lake(5)	–	–	–
Esterhazy(6)	24	24.5%	9
New Brunswick	73	25.6%	31

(1)	Mineral reserves include proven and probable reserves. There has been no third party review of reserve estimates within the last three years. Current estimates reflect refinements and adjustments to the analysis conducted during 2005 using methodology described in the body of this report.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.32, Cory 0.26, Lanigan 0.30, Rocanville 0.33 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KC1) for each of the divisions is as follows (three-year running average): Allan 2.96, Cory 3.38, Lanigan 3.64, Rocanville 2.95 and New Brunswick 3.04.
FORM 10-K │ Part I

(4)	Estimates are based upon proven and probable reserves and annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 3.66, Cory 2.58, Lanigan 6.72, Rocanville 6.28 and New Brunswick 2.32. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine.
(5)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the productive capacity of or the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KC1 recovered from the ponds. However, this inability to properly describe details of the mining process precludes reporting of an ore reserve for Patience Lake. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 2.8% of the Company’s potash production in 2005.
(6)	At Esterhazy, mine operator Mosaic mines potash for which the Company holds mineral rights. Production is carried out under a mining and processing agreement with Mosaic. The Esterhazy mineral reserve tonnage presented here is the current estimate of mineable tonnes remaining in the Company’s lands after reconciliation of historic tonnes mined and product received from Mosaic. Lands agreed to be not mineable by both Mosaic and the Company have been removed. Since the tonnage to be received by the Company is based on an agreement with Mosaic, the entire tonnage available is placed in the “Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the maximum amount of product possible under the agreement, exclusive of any participation in the proposed expansion of the Esterhazy mine discussed above, will be received by the Company.

Resource
Mineral resources, which are exclusive of reserves reported earlier, are contained within the lands for which a mining lease is held at each mine. Note that the resource is reported as mineralization in-place while the reserve was reported as recoverable ore.
In Saskatchewan, where geological correlations are straightforward, the mineral resource categories are interpreted by the Company as follows:

•	areas with detailed exploration coverage (drilling, seismic, close to underground workings) are reported in the measured mineral resource category;
•	areas with sparse exploration coverage (usually seismic coverage only) and far from underground workings are reported in the indicated mineral resource category;
•	areas with limited exploration coverage, but still within the mining lease, are reported in the inferred mineral resource category.
In New Brunswick, where geology is complex, mineral resource categories are interpreted by the Company as follows:

•	areas with many drillhole intersections within a seismically defined area and with consistent stratigraphy, mineralogy and potash quality are reported in the measured mineral resource category;
•	areas with fewer drill intersections within a seismically defined area, or with structurally modified (folded) and less consistent mineralogy, but still exhibiting good quality potash intersections, are reported in the indicated mineral resource category;
•	areas with sparse drilling, complex geology, partial seismic coverage and/or inconsistent potash quality in drill intersections are reported in the inferred mineral resource category.
FORM 10-K │ Part I

The Company’s estimated mineral resource tonnage as of December 31, 2005 for each of our mines is as follows:

	Mineral Resource

	Measured Resource	Indicated Resource	Inferred Resource
	(Millions of tonnes	(Millions of tonnes	(Millions of tonnes
	in-place)	in-place)	in-place)

Allan	1,015	–	3,464
Cory	877	–	3,049
Lanigan	1,096	2,366	1,643
Rocanville	–	–	1,132
Patience Lake(1)	–	–	–
Esterhazy(2)	–	–	–
New Brunswick(3)	296	93	–

(1)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 5 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation. The Patience Lake mining lease covers 299.7 km2.
(2)	Since mining at Esterhazy is carried out under an agreement with mine operator Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company holds no mineral resource tonnage over and above the reported reserve at Esterhazy.
(3)	In New Brunswick, the layer of mineralized material varies in thickness and geology is complex. The Company has identified an area of 25.1 km2 where this layer of mineralized material is likely to occur. Further exploration drilling is required to define a mineral resource tonnage in this area.
Phosphate Operations
We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.
Properties
We conduct our phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes of phosphoric acid (“P2O5”) per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a six million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, a purified acid plant, a liquid fertilizer plant, a superphosphoric acid (“SPA”) plant and two granulation plants capable of producing diammonium phosphate (“DAP”), defluorinated phosphate (“DFP”), animal feed, granular triple superphosphate (“GTSP”) or monoammonium phosphate (“MAP”). We are currently in the process of expanding the Company’s purified phosphoric acid production plant at Aurora, with completion scheduled for the second quarter of 2006. The expansion, which will not increase the plant’s overall capacity in phosphoric acid production, will increase the plant’s purified phosphoric acid capacity by 82,000 tonnes resulting in a total of 333,000 tonnes of purified phosphoric acid.
The White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two DAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants, a phosphoric acid plant and superphosphoric plant located at the Swift Creek complex.
FORM 10-K │ Part I

The location of our Aurora and White Springs mining operations are as shown on the following map.
At our Geismar, Louisiana facility, we manufacture a variety of phosphate products that are used for agricultural and industrial purposes. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant, a SPA plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

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

Production
We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock.” The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2005, the Aurora facility’s total production of phosphate rock was 4.42 million tonnes and the White Springs facility’s total production of phosphate rock was 3.19 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997.
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
FORM 10-K │ Part I

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
Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Much of the ammonia that we purchase from third parties is produced in Russia and imported through an ammonia terminal which we operate located within the port of Savannah.
We produce MGA at Aurora, White Springs and Geismar. Some MGA is sold to foreign and domestic fertilizer producers and industrial customers. We further process the balance of the MGA to make solid fertilizer (DAP and MAP); liquid fertilizers; animal feed supplements for the poultry and livestock markets; and purified phosphoric acid for use in a wide variety of food, technical and industrial applications.
The following table sets forth, for each of the last three years, the Company’s production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.
Phosphate Rock
(Millions of tonnes)

		2005		2004		2003
	Annual
	Capacity	Production	% P2O5	Production	% P2O5	Production	% P2O5

Aurora, NC	6.0	4.417	27.69	3.964	27.49	3.078	27.41
White Springs, FL	3.6	3.186	30.28	2.745	30.96	2.686	30.76
Geismar, LA	–	–	–	–	–	–	–

Total	9.6	7.603		6.709		5.764

Phosphoric Acid
(Millions of tonnes P2O5)

	Annual		2005	2004	2003
	Capacity		Production	Production	Production

Aurora, NC	1.202		1.048	1.018	0.919
White Springs, FL	0.966	(1)	0.865	0.773	0.777
Geismar, LA	0.202		0.184	0.171	0.165

Total	2.370		2.097	1.962	1.861

(1)	Elimination of a small phosphoric acid production circuit reduced capacity from 1.093 million tonnes P2O5 to 0.966 million tonnes.
Reserves
Our phosphate deposits in North Carolina occur in a formation known as the Pungo River formation of the middle Miocene age. The formation, typically 75 feet to 125 feet below ground surface, is composed of interbedded phosphatic sands, silts and clays, diatomaceous clays and phosphatic limestone. Phosphate of value in the ore horizon occurs as pellets of brown and black sand-sized particles, with flat-sided angular quartz grains and variable amounts of silt, clay and interbedded limestone. The phosphate ore (matrix) horizon throughout is distinguished by its relative uniformity in thickness, percent P2O5 and other quality characteristics.
Our White Springs operations are in Hamilton County, Florida. The Hamilton County phosphate deposits in the North Florida Phosphate District are reported to be of the middle Miocene and Pliocene ages. Because of partial reworking during the Pliocene age, these deposits tend to be more variable than middle Miocene deposits, such as those found in North Carolina.
FORM 10-K │ Part I

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
The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as at December 31, 2005 at an average grade of 30.7% P2O5.

	Tonnes of
	Phosphate Rock	Average Grade
	(Millions of tonnes)	% P2O5

Aurora	356	30.7%
White Springs	53	30.7%

Total	409

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 104 years. This mine life is based on an average annual production rate of approximately 3.43 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2005. Prior to our acquisition of Texasgulf in April 1995, Texasgulf transferred approximately 408 million tonnes of phosphate reserves to a newly established company, the common stock of which was transferred to Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. We were granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves.
The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 18 years. This mine life is based on an average annual production rate of approximately 2.87 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2005.
Nitrogen Operations
Our nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for agricultural, industrial and animal nutrition purposes.
Properties
We have five nitrogen production facilities, of which four are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

Plant Locations	Nitrogen Products Produced

Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(1)	Ammonia, nitric acid and nitrogen solutions
Lima, Ohio(2)	Ammonia, urea, nitric acid and nitrogen solutions
Memphis, Tennessee(1)	Ammonia and urea
Point Lisas, Trinidad	Ammonia and urea

(1)	In June 2003, we indefinitely shut down our Memphis plant, and suspended production of ammonia and nitrogen solutions at Geismar due to high U.S. natural gas costs and low product margins. On September 15, 2005, nitrogen solutions production in Geismar was re-started.
(2)	Innovene USA LLC operates the Lima facility under an operating agreement with the Company.
FORM 10-K │ Part I

Production
Unlike potash and phosphate, nitrogen is not mined. It is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. We can produce ammonia at all domestic plants and in Trinidad. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, nitrogen solutions, ammonium nitrate and nitric acid. Ammonia, urea and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications, while nitric acid and ammonium nitrate are sold to industrial customers for various applications. Urea is also sold for animal feed applications.
Raw Materials
Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the U.S., we employ natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place which can provide the entire ammonia complex with 100% of our needs, including all announced expansions, through to 2011, 85% through to 2013, and 51% through to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 91% of our domestic consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.
PCS Joint Venture
We indirectly hold all outstanding interests in PCS Joint Venture, Ltd. (“PCS Joint Venture”), a limited partnership doing business in Florida as Florida Favorite Fertilizer and in Georgia as Farmer’s Favorite Fertilizer. Potash Corporation of Saskatchewan (Florida), Inc. is the general partner of PCS Joint Venture. PCS Joint Venture manufactures, processes and distributes fertilizer and other agricultural supplies from plants located in Florida and Georgia.
FORM 10-K │ Part I

Marketing
The following table summarizes our sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three fiscal years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2005	2004	2003

	(millions of dollars)
Potash
Canada	$69.3	$48.3	$41.1
United States	576.6	445.8	326.6
Canpotex(1)	577.1	421.9	260.6
Other	118.1	140.1	130.4

Total	$1,341.1	$1,056.1	$758.7

Nitrogen
Canada	$16.8	$5.0	$10.4
United States	1,262.1	1,116.2	1,087.1
Other	89.9	89.2	58.9

Total	$1,368.8	$1,210.4	$1,156.4

Phosphates
Canada	$89.1	$82.5	$81.0
United States	754.3	680.6	655.9
PhosChem(1)	166.7	140.4	87.0
Other	127.2	74.4	60.0

Total	$1,137.3	$977.9	$883.9

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.
For financial information about our business segments and North American and offshore sales, see the information under “Business Segment Review” on pages 26 through 32 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, and Note 18, Segment Information, to our 2005 consolidated financial statements, incorporated by reference under Item 8 in this report. Information with respect to the geographical locations of long-lived assets is disclosed in Note 18, Segment Information, to our 2005 consolidated financial statements incorporated by reference under Item 8 in this report.
We have a diversified customer base and, apart from sales to Canpotex, no one customer accounted for more than 10% of our sales in 2005.
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
At December 31, 2005, our sales and transportation and distribution functions were handled by 198 employees in Northbrook, Illinois and various other locations in the United States and Brazil and 18 employees in Saskatoon, Saskatchewan.
North American Marketing
In 2005, North American sales from potash products represented 17% of our total sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-
FORM 10-K │ Part I

term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.
In 2005, North American sales from phosphate products represented 22% of our total sales, substantially all of which were attributable to phosphate customers in the United States. In 2005, the majority of PCS Phosphate’s phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.
In 2005, North American sales from nitrogen products represented 33% of our total sales and PCS Nitrogen’s non-fertilizer products accounted for approximately 60% of PCS Nitrogen’s nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2005, the majority of PCS Nitrogen’s nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.
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
Offshore Marketing
Potash we produce in Saskatchewan for sale outside North America is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified sales, marketing and distribution force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. All the shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The members of Canpotex have exempted production from our New Brunswick mine from this requirement. Any member may terminate its membership in Canpotex at specified times of the year on six months’ notice.
In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2005 we supplied 54.2% of Canpotex’s requirements. Canpotex generally sells potash to government agencies and private firms pursuant to contracts at negotiated prices or by spot sales.
The following table sets forth the percentage of sales by Canpotex for the past three calendar years in the various geographical regions:

	2005	2004	2003

Asia	73%	69%	71%
Latin America	19	22	21
Oceania	6	6	5
Europe	2	3	3

Total	100%	100%	100%

For 2005, sales to Canpotex represented 15% of our total sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc., represented 3% of our total sales in 2005.
Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Phosphate, Mosaic Fertilizer LLC and Mississippi Phosphates Corporation. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to
FORM 10-K │ Part I

Canada, any member state of the European Union or the European Economic Area, sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, Mosaic Global Holdings, Inc. is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Phosphate, or its sales affiliate (PCS Sales (USA), Inc.), is responsible for the marketing of liquid merchant grade phosphoric acid to export countries. Total sales for 2005 (on a P2O5 basis) were apportioned as follows: 85% to Mosaic Fertilizer LLC; 14% to PCS Phosphate; and 1% to Mississippi Phosphates Corporation. The PhosChem agreement is renewed annually.
Revenue from sales to PhosChem accounted for 4% of our total sales in 2005. Other offshore phosphate sales accounted for 3% of our total sales in 2005. All of our phosphate fertilizer sales to China were made through PhosChem. In 2005, 71% of PhosChem’s volume was in the form of DAP.
The following table sets forth the percentage of DAP sales of PhosChem for the past three calendar years in the various geographical regions:

	2005	2004	2003

Asia	79%	78%	84%
Latin America	16	10	10
Oceania	4	7	6
Other	1	5	–

Total	100%	100%	100%

With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2005, our offshore sales of nitrogen products represented 2% of our total sales.
Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates; (ii) changes in currency and exchange controls; (iii) the availability of foreign exchange; (iv) laws, policies and actions affecting foreign trade; and (v) other economic, political and regulatory policies of foreign governments.
Distribution and Transportation
We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2005, we owned or leased approximately 175 strategically located warehouses to store our products and better serve our customers. To complement our distribution system, we also own or lease approximately 7,300 rail cars.
In 2005, the industry experienced significant cost increases with regard to truck and rail freight rates, rail equipment and leasing ocean vessels for dry cargo shipments as a result of greater demand than available supply.
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
FORM 10-K │ Part I

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
Nitrogen Products
We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and through our strategically located storage terminals in high consumption areas. We lease or own approximately 17 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.
We distribute products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. Our distribution operations in Trinidad employ three long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.
Competition
Potash is a commodity and consequently producers must compete based on price and service (e.g., delivery time and ability to supply high quality material). Apart from competitive pricing, we compete based on the quality of our products and services provided to customers. Among other things, we provide quality service by maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. Our competition includes three North American producers and offshore producers located in the former Soviet Union, the Middle East and Europe.
Markets for phosphate products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while most of our competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their chemical processing plants, thus incurring substantially higher rock processing costs. In addition, due to our location in North Carolina and the relatively high cost of transportation, our U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions. Similarly, White Springs and other Florida producers have a natural advantage in the South. Gulf Coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.
We compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia and Australia. In addition, increased phosphate fertilizer production in the traditionally important export markets of China and India have impacted export sales to those countries.
FORM 10-K │ Part I

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
Nitrogen, the most widely produced nutrient, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, can be manufactured in any country with adequate natural gas supplies and is a way for developing nations to monetize their gas. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Rising natural gas costs in the developed world have led to plant closures, since gas is up to 90% of the cost of producing ammonia in these developed countries. The resulting tight supply has increased prices, attracting less expensive imports from areas of lower-cost gas such as Trinidad, Venezuela and the Middle East. The U.S. is increasingly supplied from offshore.
Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are attached to their suppliers by pipeline.
Our nitrogen production serves both fertilizer and industrial customers. Our U.S. plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. We are not immune when expensive natural gas makes U.S. ammonia plants non-competitive with offshore production, but our lower-cost Trinidad plants help offset this. Within North America, sales are regionalized due to transportation costs. CF Industries, Inc., Koch Industries, Inc., Terra Industries, Inc. and importers are our main competitors. Imports from inexpensive offshore production are expected to continue.
Employees
At December 31, 2005, we employed 4,879 persons, of whom 1,729 were salaried and 3,150 were hourly paid. Of these employees, our potash operations employed 1,624 people, the phosphate operations 2,123 and the nitrogen operations 665. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 251. Our sales group employed 216 people.
We have entered into eight collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2008. The Lanigan agreement expired on January 31, 2006, and negotiations for a new agreement have commenced. PCS and the Rocanville Potash Employees Association have an agreement that expires on May 31, 2006. The agreement between Mosaic and the union representing the employees at the Esterhazy mine expires on January 31, 2007. The agreement at PCS Cassidy Lake expires on December 31, 2007. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 4, 2006 and the agreement at the PCS Purified Phosphates facility in Cincinnati expires on November 1, 2007. In addition, the agreement between Innovene USA LLC and the union representing employees at the Lima plant expires on February 16, 2009. We believe our relations with our employees to be good.
Royalties and Certain Taxes
Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax (“Potash Production Tax”). In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash in the Province of Saskatchewan. Our taxes, fees and royalty expenses were $120.1 million in 2005.
We are subject to capital tax on our paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and our taxable capital (as defined in the New Brunswick Income Tax Act). In addition, a resource corporation in the Province of Saskatchewan pays a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In 2005, we paid capital tax of $7.7 million and surtax of $31.8 million.
FORM 10-K │ Part I

We pay royalties to the New Brunswick government on the basis of production from our New Brunswick mine. In addition, we pay municipal taxes. Our expenses for such royalties and municipal taxes were $7.6 million in 2005.
We do not make royalty payments in connection with our phosphate and nitrogen operations.
Income Taxes
PCS and certain subsidiaries are subject to federal income taxes (which include the Large Corporations Tax) and provincial income taxes in Canada.
Our subsidiaries that operate in the United States are subject to U.S. federal and state income taxes. These subsidiaries are not currently subject to federal cash income taxes by virtue of net operating losses incurred. Our nitrogen subsidiary operating in Trinidad is subject to Trinidad taxes.
The effective consolidated rate for 2005 was 33%.
Environmental Matters
Our operations are subject to numerous environmental requirements under federal, provincial, state and local laws and regulations of Canada, U.S., Brazil and Trinidad and Tobago. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of these laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
We believe that we are currently in material compliance with applicable environmental laws and regulations and that we are also well positioned to meet anticipated requirements under these laws and regulations. Although significant capital expenditures and operating costs have been and will continue to be incurred on account of environmental laws and regulations, we do not believe, except as otherwise set out herein, that such environmental laws and regulations have had, or are reasonably likely to have, a material adverse effect on our business. However, we cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the ways that such laws, regulations or permit requirements are administered, interpreted or enforced.
We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. In addition, we implement programs and requirements to restore and reclaim sites after mining activities. Our obligations and potential liabilities under these statutes and programs have been, and can be expected to continue to be, significant. We do not believe, except as set out herein, that such obligations and potential liabilities are reasonably likely to have a material adverse effect on our business. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs, and there is no guarantee that we will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.
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
With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The U.S. Environmental Protection Agency (“USEPA”) has issued a number of regulations establishing requirements to reduce nitrogen oxide (“NOx”) emissions and other air pollutant emissions. We continue to monitor developments in these various programs and to assess their potential impact on our operations.
FORM 10-K │ Part I

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including our plants in Aurora, North Carolina, Geismar, Louisiana and White Springs, Florida. On September 27, 2005 and December 14, 2005, respectively, the USEPA notified us of various alleged violations of the Resource Conservation and Recovery Act at our Aurora and White Springs plants. We currently are reviewing these notices. At this early stage, we are unable to evaluate the extent of any exposure that we may have in these matters.
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
On November 2, 2000, we filed a permit application seeking authorization from the Corps to continue mining in certain areas at our facility in Aurora following depletion of the reserves authorized to be mined under the current permit. The Corps’ permitting process involves environmental studies of potential mining areas and evaluation of mine plans and reclamation alternatives. All affected regulatory authorities, various commenting agencies and interested outside parties, including special interest groups and others who may provide organized opposition to our mining plans, participate in the process. Selection of mine plans and reclamation alternatives and the outcome of the environmental studies could require changes to current reclamation and mitigation practices, potentially resulting in higher costs and changes to mining areas with reserve impacts. The magnitude of such cost impacts cannot be estimated until the studies and evaluations are completed and the mine plans and reclamation alternatives likely to be permitted can be identified. Failure to secure the required approvals for continuation of the mining operations under any reclamation or mitigation alternative would negatively affect our reserves and costs.
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
Site Assessment and Remediation
We have incurred and expect to continue to incur costs and liabilities related to our and our predecessors’ past and current waste disposal practices and ownership and operation of real property and facilities. The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. In the course of our current and former operations, including those of divested and acquired businesses, we have generated and, with respect to our current operations, continue to generate substances that could result in liability for us under these laws.
In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site are attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy
FORM 10-K │ Part I

requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. PCS Joint Venture began the remediation in November 2005. No significant change to management’s estimate of accrued costs was required as at December 31, 2005 as a result of approval of the remedial action plan.
In 1998, the Company, along with other parties, was notified by the USEPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. The draft feasibility study has been submitted for review and approval. The parties are reviewing comments of the USEPA and Florida Department of Environment on the draft feasibility study and will respond to such comments in the first quarter of 2006. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties.
In 2003, the USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen Site, formerly owned by a company from whom PCS Nitrogen acquired certain other assets. In March 2005, the USEPA released for public comment a range of remedial alternatives and a proposed remedy for this site. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the site, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs at the site and reimbursement of environmental response and other costs incurred and to be incurred by Ashley II of Charleston, L.L.C. On December 9, 2005 PCS Nitrogen filed a motion to dismiss the petition filed by Ashley II of Charleston, L.L.C., which was denied on March 2, 2006. In February 2006, PCS Nitrogen and other potentially responsible parties received a notice from the USEPA requesting reimbursement of previously incurred response costs of approximately $3.0 million, plus interest, and the performance or financing of future site investigation and response. PCS Nitrogen will continue to monitor these and other developments with respect to the site. PCS Nitrogen intends to vigorously defend its interests in these actions. It will also continue to assert its position that it is not a responsible party and to work to identify former site owners and operators that would be responsible parties with respect to the site.
The Company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it believes that its future obligations with respect to these facilities and sites are not reasonably likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Environmental Costs and Expenditures
The major categories of expenditures include asset retirement obligations, including reclamation and restoration costs (e.g., management of mining byproducts such as gypsum and various mine tailings) at our mining operations (particularly phosphate mining), the cost of regulatory compliance and environmental management related to ongoing operations other than mining, and costs related to assessment and remediation of environmental
FORM 10-K │ Part I

contamination related to our activities and those of our predecessors, including waste disposal practices and ownership and operation of real property and facilities.
Asset Retirement Obligations
We have recorded in the accompanying consolidated financial statements an asset retirement obligation for the costs associated with the retirement of our long-lived assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction or normal operation of these assets. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including management of mining byproducts such as gypsum and various mine tailings; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. The asset retirement obligations are generally incurred over an extended period of time.
Production of phosphoric acid also produces gypsum, which is normally placed in above-ground storage areas called gypsum stacks. Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. In Florida, regulations require companies to “cap” the gypsum stacks in order to reduce seepage into groundwater when such stacks reach their design capacity, which in the case of White Springs exceeds the projected operating life of the facility, or if groundwater standards are not being met. We expect to be allowed to continue using the three gypsum stacks at the White Springs facility for their remaining useful lives. We also have gypsum stacks at the Aurora facility in North Carolina and the Geismar facility in Louisiana. We have guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen, respectively, in Florida and Louisiana pursuant to those states’ financial assurance requirements. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that the responsible parties have sufficient resources to cover all closure and post-closure liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law, including a requirement that gypsum stack closure cost estimates include the cost of treating process water. The rule amendments include alternative mechanisms with which to meet the financial assurance requirements. The Company has met its financial assurance responsibilities as of December 31, 2005. In North Carolina, on exhaustion of the mine’s phosphate reserves, disposition of the remaining gypsum must comply with the laws in effect at that time. Inactive portions of the gypsum stacks at the Geismar facility are capped or lined and have water management systems in place.
Lands mined by White Springs after July 1, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Wetlands must be reclaimed on an acre-for-acre basis under the rules of the Florida Department of Environmental Protection except as provided in a Memorandum of Agreement (“MOA”), dated February 1, 1995, between us and the Florida Department of Environmental Protection. The MOA established alternate mitigation procedures for certain wetlands impacts, including provision for funding of public acquisition of environmentally sensitive lands in the region. Our cumulative contribution for the land acquisition program through 2005 totaled $6.9 million. In the course of permitting for remaining operations at White Springs, with respect to lands mined after January 1, 2003, we agreed to limit the applicability of the MOA to specifically identified areas and to apply conventional reclamation standards to all other lands. Future payment obligations under the MOA will reflect specific mining and reclamation areas subject to the alternative procedures of the MOA and are not expected to have a material effect on future land reclamation and mitigation costs. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use. Reclaimed lands include uplands, wetlands and lakes.
The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. Pursuant to the regulations, we filed the plans with the Minister of the Environment for Saskatchewan in the spring of 1997. In February 1998, we were advised that, although the plans were technically acceptable, the regulatory agency did not accept the schedule proposed for decommissioning of the waste salt piles. Following further discussions between the provincial potash industry and the regulatory
FORM 10-K │ Part I

agency, we were advised in July 2000 that the plans submitted in 1997 were accepted, provided that the plans are revised by 2005. A government-industry task force was established to produce mutually acceptable revisions of the plans, which would incorporate a cost benefit analysis of the decommissioning options. The process of revising the plans is continuing. In 2001, agreement was reached with the provincial government on financial assurances for the decommissioning and reclamation plan to cover the interim period before 2005. In July 2001, a Cdn$2.0 million irrevocable Letter of Credit was posted. In October 2004, the date for submission of the revised plans was extended for the entire industry until July 2006. The Company is unable to predict, at this time, the outcome of the ongoing task force review or the timing of implementation and structure of any financial assurance requirements.
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
At December 31, 2005, we had accrued a total of $91.8 million for asset retirement obligations. The current portion totaled $6.6 million. These amounts represent our current estimate of such costs as last assessed in December 2005.
Site Assessment and Remediation Costs
We have accrued site assessment costs, including legal and consulting fees, and remediation costs related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ business in the amount of $14.1 million for certain PCS Joint Venture facilities, $0.3 million for various sulfur facilities and $3.4 million for other matters relating to the phosphate and nitrogen businesses. The current portion of these costs totaled $5.7 million.
Environmental Operating Costs and Capital Expenditures
Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $87.2 million for the year ended December 31, 2005, as compared to $68.9 million and $59.0 million for the years ending December 31, 2004 and December 31, 2003, respectively. These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products.
We routinely undertake environmental capital projects. In 2005, capital expenditures of $10.0 million (2004 – $7.6 million) were incurred to meet pollution prevention and control objectives and $0.6 million (2004 – $0.3 million) were incurred to meet other environmental objectives.
We anticipate that our operating and capital expenditures related to environmental regulatory matters in 2006 and 2007 will not differ materially from amounts expended within the past two years.
Legislation
In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. The Kyoto Protocol became effective on February 16, 2005. In July 2005, the Canadian government announced plans to implement policy in order to meet its commitments under the Kyoto Protocol, and it intends to have this policy in force prior to January 1, 2008. It is expected that, once this policy becomes effective, our potash divisions will be required to use energy more efficiently or purchase “credits.” At this time, we are unable to predict the impact of this program on our operations in Canada. The United States is not presently expected to ratify the Kyoto Protocol and has announced plans for voluntary programs and incentives. Brazil and Trinidad and Tobago have also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as these are developing countries, which do not have any specific emission reduction requirements. We continue to monitor the development of programs to implement the obligations established by the Kyoto Protocol and will continue to assess the range of potential impacts of these programs on our operations.
FORM 10-K │ Part I

Our Executive Officers
The name, age, period of service with the Company and position held for each of our executive officers as at February 27, 2006 is as follows:

		Served
Name	Age	Since	Position Held

William J. Doyle	55	1987	President and Chief Executive Officer
Wayne R. Brownlee	53	1988	Executive Vice President, Treasurer and Chief Financial Officer
James F. Dietz	59	1997	Executive Vice President and Chief Operating Officer
Betty-Ann L. Heggie	52	1981	Senior Vice President, Corporate Relations
Barbara Jane Irwin	50	2000	Senior Vice President, Administration
Robert A. Jaspar	47	1997	Senior Vice President, Information Technology
Joseph A. Podwika	43	1997	Senior Vice President, General Counsel and Secretary
G. David Delaney	45	1997	President, PCS Sales
Garth W. Moore	57	1982	President, PCS Potash
Thomas J. Regan, Jr.	61	1995	President, PCS Phosphate
Stephen F. Dowdle	55	1999	Senior Vice President, Fertilizer Sales, PCS Sales
Daphne Arnason	50	1988	Vice President, Internal Audit
Karen G. Chasez	52	2000	Vice President, Procurement
John R. Hunt	47	1997	Vice President, Safety, Health and Environment
Denis A. Sirois	50	1978	Vice President and Corporate Controller

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held

Wayne R. Brownlee	July 1999 – December 2005	Senior Vice President, Treasurer and Chief Financial Officer
Robert A. Jaspar	December 2000 – June 2003	Vice President, Internal Audit
Joseph A. Podwika	January 2005 – December 2005	Vice President, General Counsel and Secretary
	March 2002 – December 2004	Senior Counsel, U.S
	April 2000 – February 2002	Senior Counsel, Phosphate
Stephen F. Dowdle	July 2000 – December 2005	Vice President, Fertilizer Sales, PCS Sales
Daphne Arnason	November 2000 – June 2002	Senior Director, Taxation
John R. Hunt	November 2003 – January 2005	Senior Director, Operations Development
	March 2000 – October 2003	General Manager, Memphis Plant

Presentation of Financial Information
We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 18, Segment Information, to our consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, incorporated by reference under Item 8 of this Form 10-K.
We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 33, Reconciliation of Canadian and United States Generally Accepted Accounting Principles, to our 2005 consolidated financial statements, incorporated by reference under Item 8 of this Form 10-K, for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.
Unless otherwise specified, financial information is presented in U.S. dollars.
Where You Can Find More Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any of the information on file with the Commission at the Commission’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the
FORM 10-K │ Part I

Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file, as we do, electronically with the Commission.
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
Item 1A. Risk Factors.
Our performance and future development could be materially affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. We use an integrated risk management framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. Our strategies to mitigate these risks are described under “Managing Risk” on pages 20 through 22 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, incorporated herein by reference. See also note regarding “Forward-Looking Statements,” earlier in this report.
Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:
Lack of growth opportunities, particularly for potash, may limit our sustainable long-term growth.
Opportunities for acquisitions of additional potash operations are limited. Significant increases in potash production capacity can be realized by increasing production at our existing facilities; however, such increases are limited. For phosphate and nitrogen, opportunities to invest in other projects with stable, long-term margins are limited.
Global demand for our products that differs from expectations or that is higher or lower than our excess capacity could adversely affect the results of future operations.
We supply product both in North America and offshore and sales are affected by regional and global markets. We predict the future level of demand for our products and attempt to meet growing demand through utilization of our excess capacity. Accurate predictions allow us to avoid surplus inventory and missed sales opportunities. However, incorrect predictions can lead to rising costs and decreased profits. Growth in demand that exceeds our expectations results in lost opportunity to sell our products and may harm the credibility of our business strategy.
Growth in demand below expectations reduces our expected sales and creates excess inventory and unwanted costs. A decrease in demand could result from a variety of factors, including increasing agricultural input costs, depressed commodity prices, adverse weather conditions, economic downturns or changes in agricultural practices.
Inappropriate handling and transportation of some of our products by customers or carriers could result in harm to third parties or damage to property and may expose the Company to litigation.
Some of our nitrogen products, particularly ammonia and industrial ammonium nitrate, can be dangerous if not handled and secured appropriately. If these products are not handled and secured with the requisite care in transit or by our customers, it may cause personal injury, property damage or environmental damage and the Company may have to defend itself against various legal claims.
Strikes or other forms of work stoppage or slowdown could disrupt our business and lead to increased costs.
Our financial performance is dependent on a reliable and productive work force. Unsuccessful contract negotiations or adverse labor relations could result in strikes or slowdowns. These disruptions may decrease our production and sales or impose additional costs to resolve disputes. The risk of adverse labor relations may increase during periods of high profitability because labor unions’ expectations and demands generally rise at those times.
FORM 10-K │ Part I

The Company may be adversely affected by changing anti-trust laws to which it is subject.
We are subject to anti-trust laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in anti-trust laws globally, or the interpretation, administration or enforcement thereof, may limit our future acquisitions, or the operations of Canpotex and PhosChem.
New product supply can create a structural market imbalance, which could reduce our profits.
Many of our products are commodities and the markets for these products are highly competitive. We compete with other producers on price, product quality and service. An increase in the competitive supply of our products that outpaces the growth in world consumption could depress prices for a prolonged period. A decrease in the price of crop nutrients could negatively affect the Company’s financial performance.
Potash
With recently favorable prices for potash products, producers have been, and will likely continue to be, engaged in expansion and development projects to increase production. Many of the projects to increase potash production are speculative. However, a potash supply increase beyond market demand could depress prices and negatively affect the Company’s financial performance.
Phosphate
Phosphate producers are both private and government enterprises. In addition, governments influence a significant proportion of world capacity for diammonium phosphate (“DAP”), the major phosphate fertilizer product. Through subsidy, control or ownership, governments may encourage overproduction of DAP. Furthermore, governments may accept little or no profit on DAP sales to support domestic employment. Such policies increase the risk of a supply/demand imbalance and lower prices for our products.
Nitrogen
The barriers to entry into the nitrogen business are relatively low. Nitrogen is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. Ammonia is then used to produce nitrogen products for a wide variety of uses. Countries with large reserves of natural gas and low production costs can produce a large supply of ammonia cheaply for the export market. While the Company’s lower cost nitrogen operations in Trinidad provide us with advantages, the Company is affected by the expensive natural gas markets in the United States.
Cyclicality in prices and products can result in unfavorable market conditions and lower profits.
The market for crop nutrients, particularly certain phosphate and nitrogen products, tends to move in cycles. Periods of high demand, increasing profits and high capacity utilization lead to new plant investment and increased production. This growth increases supply until the market is over-saturated, leading to declining prices and declining capacity utilization until the cycle repeats. This cyclicality in prices can result in supply/demand imbalances; pressure on prices, profit margins and profitable operations; and, eventually, shutdown costs. The fertilizer business is dependent on conditions in the economy generally and the agriculture sector, both in North America and offshore. The agricultural sector can be affected by adverse weather conditions, cost of inputs, commodity prices, animal diseases, the availability of government support programs and other uncertainties that may affect sales of fertilizer products, and our performance.
The Company is subject to risks associated with international operations, which could negatively affect sales to customers in foreign countries as well as the operations and assets in such countries.
The Company has operations and investments in countries outside of the United States and Canada. Historically, these countries have had less stable political environments. We have a nitrogen production facility in Trinidad and a feed plant in Brazil. Much of the ammonia that we purchase from third parties is produced in Russia. In addition, we have significant investments in ICL, APC, SQM and Sinofert. Additionally, potash from our Saskatchewan
FORM 10-K │ Part I

operations for sale outside North America is sold exclusively to Canpotex, which acts as an export marketing and sales company. A large portion of Canpotex sales are to China. Other key offshore customers are located in Brazil, Japan, Malaysia and Indonesia.
Political and economic conditions, foreign trade policies, fiscal policies, laws, regulations and other activities of foreign governments may affect performance and development of our operations and investments. Our operations and investments may be affected by abrupt political change, forced divestiture, selective discrimination, inconvertibility of funds, armed conflict, terrorist activity and unexpected changes in regulatory requirements, social, political, labor and economic conditions. Risks inherent in doing business inside the United States and Canada also exist in foreign countries and may be exaggerated by differences in culture, laws and regulations.
A shortage of railcars and bulk ships for carrying our products and increased transit time could result in customer dissatisfaction, loss of sales and higher equipment costs.
We rely heavily upon railcars and ocean freightliners to transport product to our customers. Transportation is an important part of the final sale price of our products and some of our customers require just-in-time delivery. Finding affordable and dependable transportation is important in allowing us to supply customers close to our operating facilities and customers around the world. An interruption in these transport services due to factors including labor disputes, adverse weather or other environmental events, and changes to rail or ocean freight systems would negatively affect our ability to deliver product to our customers, which could affect our performance.
Strong demand for grain and other products affect railcar availability. A shortage of railcars for carrying product and increased transit time in North America may result in customer dissatisfaction, loss of sales and higher equipment costs. A strong world economy fuels increased demand and higher dry bulk freight rates for ocean transport. The shipping industry has a shortage of ships and the substantial time frame needed to build new ships prevents rapid market response. Delays and missed shipments relying on ocean freight could result in customer dissatisfaction and loss of sales potential, which could negatively affect our performance.
Deliberate, malicious acts involving our products or facilities or downstream product mishaps may expose employees, contractors or the public to extensive injury, cause property damage or affect the Company’s reputation.
Intentional acts of destruction could hinder our sales or production and interrupt our supply chain. Facilities could be damaged leading to a reduction in our operational production capacity. Employees, contractors and the public could suffer substantial physical injury. The consequences of any such actions could damage our reputation, negatively affecting our sales and profits.
Injury to our reputation could negatively affect our performance.
Loss of our reputation can be the consequence of a number of events. Reputation loss cuts across all risk categories and may result in loss of investor confidence, loss of customer confidence, poor community relations and employee apathy. Loss of our reputation could interfere with our ability to execute our strategies. Reputation loss is a negative consequence resulting from these or other risks and can have a detrimental affect on our performance.
Other risks may hurt our operating results.
In addition to the above, other risks may affect our performance including unexpected or adverse weather conditions; price risks associated with feedstocks, including natural gas and sulfur; other hedging activities; changes in capital markets; changes in currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in government policy and regulation, including environmental regulations; inherent risks in industrial operations, including inability to obtain insurance for underground operations; and future acquisitions by the Company.
FORM 10-K │ Part I

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information concerning our properties is set forth under the “Properties” sections in Item 1.
Item 3. Legal Proceedings.
Shaw
On February 23, 1999, Shaw Constructors Inc. (“Shaw”) filed an action against ICF Kaiser Engineers, Inc. (“Kaiser”) and PCS Nitrogen Fertilizer, L.P., PCS Nitrogen Fertilizer, Inc., PCS Nitrogen, Inc. and Potash Corporation of Saskatchewan Inc. in the Eighteenth Judicial District Court for the State of Louisiana seeking to recover the balance allegedly owed to it under a subcontract with Kaiser. Shaw alleged that the defendants are liable for the unpaid balance allegedly due under the subcontract with Kaiser based on a lien it filed against the defendants’ property pursuant to the Louisiana Private Works Act. PCS Nitrogen Fertilizer, L.P. had previously entered into a firm price contract with Kaiser for the construction of a nitric acid facility at the Geismar Plant.
The litigation was subsequently removed to the United States District Court for the Middle District of Louisiana. On August 3, 2001, the trial court granted our motion for summary judgment and denied Shaw’s motion, holding that Shaw had expressly waived its right in the subcontract to file any liens or claims against the defendants and their property.
On February 7, 2002, Shaw filed an appeal with the Fifth Circuit Court of Appeals (the “Fifth Circuit”). On December 30, 2004, the Fifth Circuit reversed the trial court’s decision and entered summary judgment on the issue of liability in favor of Shaw ruling that Shaw has the right to enforce its lien claim against us. The Fifth Circuit remanded the case to the trial court for a determination as to the amount of damages that Shaw is entitled to recover from us. Shaw alleges that we are liable in the amount of approximately $2.04 million plus interest. On January 27, 2005, we filed a Petition for Rehearing and a Petition for En Banc Rehearing with the Fifth Circuit, which were denied. Our Petition for a Writ of Certiorari with the United States Supreme Court has also been denied. We continue to pursue our defenses to the amount of damages claimed by Shaw on remand to the trial court.
General
In the normal course of business, we are subject to legal proceedings being brought against us. The amounts that these proceedings may cost us are not reasonably estimable, due to uncertainty as to the final outcome. However, we believe these proceedings in the aggregate are not reasonably likely to have a material adverse effect on our financial position or results of operations.
Environmental Proceedings
For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
FORM 10-K │ Part I

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
The information under “Common Share Prices and Volumes” on page 24 and “Shareholder Information – Ownership and – Dividends” on page 23 in the Business Review section of our 2005 Annual Report, attached as Exhibit 13, is incorporated herein by reference and “11 Year Report” on page 49 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, is incorporated herein by reference.
Dividends paid to U.S. holders of our Common Shares, who do not use the shares in carrying on a business in Canada, will be subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980), the rate of withholding is generally reduced to 15%. Subject to certain limitations, the Canadian withholding tax will be treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders will generally not be subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2005.
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
		(b) Average	Part of Publicly	That May Yet Be
	(a) Total Number of	Price Paid per	Announced	Purchased Under the
Period	Shares Purchased	Share(1)	Programs(2)	Programs(2)

October 1, 2005 – October 31, 2005	328,800	80.28	328,800	3,242,300
November 1, 2005 – November 30, 2005	2,033,800	83.11	2,033,800	1,208,500
December 1, 2005 – December 31, 2005	1,208,500	78.71	1,208,500	0
Total	3,571,100	81.36	3,571,100	0

(1)	Average price paid per share includes cash paid for commissions.
(2)	On January 25, 2005, the Company announced that the Board of Directors had approved an open market repurchase program of approximately 5% of the Company’s outstanding Common Shares, or approximately 5.5 million shares, through a normal course issuer bid. Purchasing under the program commenced on February 16, 2005. On September 22, 2005, the Company announced that the Board of Directors had approved an increase in the number of Common Shares to be repurchased under the previously announced open market repurchase program. The increase raised the total number of shares available for repurchase by an additional 4.0 million shares, for a total of 9.5 million shares. Purchasing under the amended program was completed by December 31, 2005.
Item 6. Selected Financial Data.
The information under “11 Year Report” on page 49 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of Canadian GAAP. These principles differ in certain significant respects from U.S. GAAP. The following supplemental financial data is provided on the basis of reconciliations between Canadian and U.S. GAAP.

	(in millions of US dollars, except per-share amounts)

U.S. GAAP	2005	2004	2003	2002	2001

Net income (loss)	532.7	290.5	(84.2)	60.4	94.4
Net income (loss) per share - basic	4.91	2.69	(0.81)	0.58	0.91
Total assets	5,841.8	5,202.7	4,520.0	4,511.0	4,378.1

FORM 10-K │ Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 2 through 49 and “Appendix” on page 89, except Section 9 of the “2006 Outlook” on page 37, in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Market Risks Associated With Financial Instruments” on pages 43 and 44 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
The information under “Management’s Responsibility for Financial Reporting”, “Report of Independent Registered Chartered Accountants”, and “Consolidated Financial Statements” contained on pages 53 through 88 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, are incorporated herein by reference and “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Quarterly Results and Review of Fourth-Quarter Performance” on page 35 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, are incorporated herein by reference.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
As of December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
There has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 53 through 55 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, are incorporated herein by reference.
Item 9B. Other Information.
None.
FORM 10-K │ Part II

Part III
Item 10. Directors and Executive Officers of the Registrant.
The information under “Nominees for Election to the Board of Directors” and the second paragraph under “Corporate Governance - Report of the Audit Committee” regarding “audit committee financial experts” in our 2006 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I.
We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. We make this code, as well as our corporate governance principles and the respective Charters of our Corporate Governance and Nominating, Audit and Compensation Committees, available, free of charge, on our website, http://www.potashcorp.com, or by request.
Item 11. Executive Compensation.
The information under “Nominees for Election to the Board of Directors - Compensation/Attendance of Directors,” “Corporate Governance – Report of the Compensation Committee and Compensation Discussion and Analysis,” “Executive Compensation” and “Performance Graphs” in our 2006 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference. Each such incorporation by reference shall be deemed not to include the information referred to in Item 402(a)(8) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under “Ownership of Shares,” “Nominees for Election to the Board of Directors” and the table titled “Equity Compensation Plan Information” in our 2006 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
The information under “Nominees for Election to the Board of Directors – Director Independence and Other Relationships” on pages 10 through 12 in our 2006 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information under “Appointment of Auditors” in our 2006 Proxy Circular, attached as Exhibit 99, is incorporated herein by reference.
FORM 10-K │ Part III

Part IV
Item 15. Exhibits and Financial Statement Schedules.
List of Documents Filed as Part of This Report
1.  Consolidated Financial Statements in Annual Report
The consolidated financial statements contained on pages 53 through 88 in the Financial Review section of our 2005 Annual Report, attached as Exhibit 13, are incorporated under Item 8 by reference.

Report of Independent Registered Chartered Accountants	54-55
Consolidated Statements of Financial Position	56
Consolidated Statements of Operations and Retained Earnings	57
Consolidated Statements of Cash Flow	58
Notes to the Consolidated Financial Statements	59-88
2.  Schedules
Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.
REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.
We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. (the “Company”) as at December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 14, 2006 (except for Note 34 of the consolidated financial statements which is as of February 24, 2006) (which audit report on the consolidated financial statements expresses an unqualified opinion and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada – United States of America Reporting Differences referring to changes in accounting principles); such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Saskatoon, Saskatchewan, Canada
February 14, 2006
FORM 10-K │ Part IV

Potash Corporation of Saskatchewan Inc.
Schedule II – Valuation and Qualifying Accounts
(in millions of US dollars)
(audited)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Allowance for doubtful trade accounts receivable
2005	4.6	0.5	–	5.1
2004	4.9	0.7	1.0	4.6
2003	6.0	0.5	1.6	4.9

Allowance for inventory valuation
2005	14.5	7.1	8.7	12.9
2004	11.9	5.1	2.5	14.5
2003	4.3	9.5	1.9	11.9

Allowance for deferred income tax assets
2005	29.4	16.1	–	45.5
2004	11.4	18.4	0.4	29.4
2003	28.9	1.0	18.5	11.4
3.  Exhibits

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.

4(e)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(f)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(g)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
FORM 10-K │ Part IV

Exhibit
Number	Description of Document

4(h)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.

10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
FORM 10-K │ Part IV

Exhibit
Number	Description of Document

10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the Form 10-K for the year ended December 31, 2004.

10(o)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.

10(p)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(q)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(r)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(x)	Resolution and Form of Agreement of Indemnification – July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.

10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(aa)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.

10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).

10(dd)	Medium Term Incentive Plan of the registrant effective January 2006.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2005 Annual Report (Business Review and Financial Review). The 2005 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.

21	Subsidiaries of the registrant.

23	Consent of Deloitte & Touche LLP.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
FORM 10-K │ Part IV

Exhibit
Number	Description of Document

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	2006 Notice of Meeting, Proxy Circular and Form of Proxy. The 2006 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.
FORM 10-K │ Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
____________________________________ William J. Doyle President and Chief Executive Officer March 9, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	March 9, 2006

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	March 9, 2006

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	March 9, 2006

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	March 9, 2006

/s/ JOHN W. ESTEY John W. Estey	Director	March 9, 2006

/s/ WADE FETZER III Wade Fetzer III	Director	March 9, 2006

/s/ ALICE D. LABERGE Alice D. Laberge	Director	March 9, 2006

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	March 9, 2006

/s/ MARY MOGFORD Mary Mogford	Director	March 9, 2006

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	March 9, 2006
FORM 10-K │ Signatures

Signature	Title	Date

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	March 9, 2006

/s/ JACK G. VICQ Jack G. Vicq	Director	March 9, 2006

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	March 9, 2006
FORM 10-K │ Signatures

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(f)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(g)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(h)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7 3/4% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

Exhibit
Number	Description of Document

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the Form 10-K for the year ended December 31, 2004.
10(o)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(p)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(q)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(r)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification – July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

Exhibit
Number	Description of Document

10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).
10(dd)	Medium Term Incentive Plan of the registrant effective January 2006.
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2005 Annual Report (Business Review and Financial Review). The 2005 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	2006 Notice of Meeting, Proxy Circular and Form of Proxy. The 2006 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of this filing.