Form 10-Q
period 2006-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2006-05-05
CIK 855931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
YES ☐                              NO ☑
      As at April 30, 2006, Potash Corporation of Saskatchewan Inc. had 103,676,570 Common Shares outstanding.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current assets
Cash and cash equivalents	$172.7	$93.9
Accounts receivable	390.0	453.3
Inventories (Note 2)	513.4	522.5
Prepaid expenses and other current assets	68.1	41.1

	1,144.2	1,110.8

Property, plant and equipment	3,327.2	3,262.8
Other assets (Note 3)	989.8	852.8
Intangible assets	33.9	34.5
Goodwill	97.0	97.0

	$5,592.1	$5,357.9

Liabilities
Current liabilities
Short-term debt	$604.9	$252.2
Accounts payable and accrued charges	591.4	842.7
Current portion of long-term debt	1.2	1.2

	1,197.5	1,096.1

Long-term debt	1,257.3	1,257.6
Future income tax liability	561.5	543.3
Accrued pension and other post-retirement benefits	213.0	213.9
Accrued environmental costs and asset retirement obligations	100.1	97.3
Other non-current liabilities and deferred credits	15.3	17.2

	3,344.7	3,225.4

Contingencies and Guarantees (Notes 10 and 11, respectively)
Shareholders’ Equity
Share capital	1,383.0	1,379.3
Unlimited authorization of common shares without par value; issued and outstanding 103,672,170 and 103,593,792 at March 31, 2006 and December 31, 2005, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	37.3	36.3
Retained earnings	827.1	716.9

	2,247.4	2,132.5

	$5,592.1	$5,357.9

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2006	2005

Sales (Note 6)	$861.6	$921.4
Less: Freight	54.9	67.2
Transportation and distribution	31.2	28.9
Cost of goods sold	572.0	566.8

Gross Margin	203.5	258.5

Selling and administrative	30.8	29.3
Provincial mining and other taxes	14.2	38.4
Foreign exchange gain	(2.4)	(5.9)
Other income (Note 8)	(31.2)	(20.0)

	11.4	41.8

Operating Income	192.1	216.7
Interest Expense	23.2	20.7

Income Before Income Taxes	168.9	196.0
Income Taxes (Note 4)	43.4	64.7

Net Income	125.5	131.3
Retained Earnings, Beginning of Period	716.9	701.5
Dividends	(15.3)	(16.8)

Retained Earnings, End of Period	$827.1	$816.0

Net Income Per Share (Note 5)
Basic	$1.21	$1.18
Diluted	$1.19	$1.15

Dividends Per Share	$0.15	$0.15

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2006	2005

Operating Activities
Net income	$125.5	$131.3

Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	58.8	59.6
Stock-based compensation	1.5	1.0
Loss on disposal of long-term assets	0.3	2.0
Foreign exchange on future income tax	(0.2)	(1.2)
Provision for future income tax	13.9	6.5
Undistributed earnings of equity investees	(12.4)	(13.1)
Other long-term liabilities	2.0	5.2

Subtotal of adjustments	63.9	60.0

Changes in non-cash operating working capital
Accounts receivable	63.3	(63.5)
Inventories	8.9	(1.7)
Prepaid expenses and other current assets	(27.0)	(6.2)
Accounts payable and accrued charges	(247.1)	1.8

Subtotal of changes in non-cash operating working capital	(201.9)	(69.6)

Cash (used in) provided by operating activities	(12.5)	121.7

Investing Activities
Additions to property, plant and equipment	(120.0)	(63.0)
Purchase of long-term investments	(126.3)	—
Proceeds from disposal of property, plant and equipment	2.0	4.4
Proceeds from sale of long-term investments	—	5.2
Other assets and intangible assets	(4.5)	3.0

Cash used in investing activities	(248.8)	(50.4)

Cash before financing activities	(261.3)	71.3

Financing Activities
Repayment of long-term debt obligations	(0.3)	(0.2)
Proceeds from short-term debt obligations	352.7	0.8
Dividends	(15.3)	(16.5)
Repurchase of common shares	—	(82.3)
Issuance of common shares	3.0	47.0

Cash provided by (used in) financing activities	340.1	(51.2)

Increase in Cash and Cash Equivalents	78.8	20.1
Cash and Cash Equivalents, Beginning of Period	93.9	458.9

Cash and Cash Equivalents, End of Period	$172.7	$479.0

Supplemental cash flow disclosure
Interest paid	$16.3	$11.2
Income taxes paid	$142.0	$75.5

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2006
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies
Basis of Presentation
      With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 12. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2005 annual consolidated financial statements, except as described below.
      These interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2005 annual consolidated financial statements. In management’s opinion, the unaudited financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.
Significant Accounting Policies
Implicit Variable Interests
      In January 2006, the company adopted Emerging Issues Committee Abstract No. 157, “Implicit Variable Interests Under AcG-15” (“EIC-157”). This EIC addresses whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. An implicit variable interest acts the same as an explicit variable interest except that it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. The implementation of EIC-157 did not have a material impact on the company’s consolidated financial statements.
Recent Accounting Pronouncements
Comprehensive Income, Equity, Financial Instruments and Hedges
      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called other comprehensive income (“OCI”); and

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and be substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffective portion will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.
      The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies at the time of adoption.
Conditional Asset Retirement Obligations
      In November 2005, the Emerging Issues Committee issued Abstract No. 159, “Conditional Asset Retirement Obligations”, to clarify the accounting treatment for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under this EIC, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The guidance is effective for the second quarter of 2006 and is to be applied retroactively, with restatement of prior periods. The implementation of this EIC is not expected to have a material impact on the company’s consolidated financial statements.
Stripping Costs Incurred in the Production Phase of a Mining Operation
      In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation”. This EIC discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. The EIC concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of this EIC is not expected to have a material impact on the company’s consolidated financial statements.
2.   Inventories

	March 31,	December 31,
	2006	2005

Finished product	$261.2	$268.5
Intermediate products	96.0	94.9
Raw materials	57.8	59.9
Materials and supplies	98.4	99.2

	$513.4	$522.5

3.   Other Assets
      In February 2006, the company acquired an additional 10.01-percent interest in the ordinary shares of Sinochem Hong Kong Holdings Limited (“Sinofert”) for cash consideration of $126.3. The purchase price was financed by short-term debt. The additional investment increased the company’s interest in Sinofert to 20 percent.

      In April 2006, the company purchased an additional 220,100 shares of Arab Potash Company Inc. (“APC”) for cash consideration of $3.7. The company’s ownership interest in APC remains at approximately 28 percent.
4.   Income Taxes
      The company’s consolidated effective income tax rate for the three month period ended March 31, 2006 is approximately 26 percent (2005 — 33 percent). The reduction in the effective rate for the quarter was due to the receipt of income tax refunds relating to a recent Canadian appeals court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan Capital Tax Resource Surcharge. The refunds related to the 2002-2004 taxation years. The company also expects income tax refunds in connection with the 1999-2001 taxation years. These refunds are currently under review and have not been reflected in these interim condensed consolidated financial statements.
      In April 2006, the Province of Saskatchewan announced changes to the corporation income tax and the capital tax resource surcharge. The corporate income tax rate will be reduced from 17 percent to 12 percent over the next three years, with a 3 percentage point reduction (to 14 percent) effective July 1, 2006 and further 1 percentage point reductions on July 1, 2007 and July 1, 2008. The capital tax resource surcharge will be reduced from 3.6 percent to 3.0 percent over this same period, with a reduction to 3.3 percent on July 1, 2006, 3.1 percent on July 1, 2007 and 3.0 percent on July 1, 2008. The condensed consolidated financial statements for the three months ended March 31, 2006 do not reflect the benefit of these announced changes.
5.   Net Income Per Share
      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2006 of 103,641,000 (2005 — 111,110,000).
      Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (i) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (ii) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2006 was 105,825,000 (2005 — 114,265,000).
6.   Segment Information
      The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2006
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$225.8	$331.9	$303.9	$—	$861.6
Freight	25.0	9.6	20.3	—	54.9
Transportation and distribution	7.4	13.3	10.5	—	31.2
Net sales — third party	193.4	309.0	273.1	—
Cost of goods sold	102.6	229.6	239.8	—	572.0
Gross margin	90.8	79.4	33.3	—	203.5
Depreciation and amortization	11.8	19.3	24.3	3.4	58.8
Inter-segment sales	4.0	31.9	2.2	—	—

	Three Months Ended March 31, 2005
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$352.1	$304.8	$264.5	$—	$921.4
Freight	37.2	10.2	19.8	—	67.2
Transportation and distribution	9.1	11.7	8.1	—	28.9
Net sales — third party	305.8	282.9	236.6	—
Cost of goods sold	129.6	217.6	219.6	—	566.8
Gross margin	176.2	65.3	17.0	—	258.5
Depreciation and amortization	18.1	16.9	22.3	2.3	59.6
Inter-segment sales	2.0	19.8	4.2	—	—
7.   Pension and Other Post-Retirement Expenses

	Three Months
	Ended March 31
Defined Benefit Pension Plans	2006	2005

Service cost	$3.6	$3.6
Interest cost	8.4	7.8
Expected return on plan assets	(9.6)	(8.9)
Net amortization	2.9	1.7

Net expense	$5.3	$4.2

	Three Months
	Ended March 31
Other Post-Retirement Plans	2006	2005

Service cost	$1.2	$1.4
Interest cost	3.0	3.3
Net amortization	(0.1)	0.4

Net expense	$4.1	$5.1

      For the three months ended March 31, 2006, the company contributed $6.8 to its defined benefit pension plans, $6.0 to its defined contribution pension plans and $2.1 to its other post-retirement plans. Total 2006 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2005.
8.   Other Income

	Three Months
	Ended March 31
	2006	2005

Share of earnings of equity investees	$12.4	$13.1
Dividend income	9.1	3.1
Other	9.7	3.8

	$31.2	$20.0

9.   Seasonality
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

10. Contingencies
Canpotex
      PotashCorp is a shareholder in Canpotex Limited (“Canpotex”), which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2006 or 2005.
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
Legal and Other Matters
      In 1994, PCS Joint Venture responded to information requests from the US Environmental Protection Agency (“USEPA”) and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site are attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. PCS Joint Venture began the remediation in November 2005 and completed soil excavation activities in March 2006. No significant change to management’s estimate of accrued costs was required as of March 31, 2006 as a result of approval of the remedial action plan.
      In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. The draft feasibility study has been submitted for review and approval. In January 2006, the parties responded to comments of the USEPA and Florida Department of Environment on the draft feasibility study. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties.
      In 2003, the USEPA notified PCS Nitrogen that it considers PCS Nitrogen to be a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from whom PCS Nitrogen acquired certain other assets. In March 2005, the USEPA released for public comment a range of remedial alternatives and a proposed remedy for this site. In September 2005, Ashley II of Charleston, L.L.C. (“Ashley II”), the current owner of the site, filed a petition in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs at the site and reimbursement of environmental response and other costs incurred and to be incurred by

Ashley II. In December 2005, PCS Nitrogen filed a motion to dismiss the petition filed by Ashley II, which was denied in March 2006. In February 2006, PCS Nitrogen and other potentially responsible parties received a notice from the USEPA requesting reimbursement of previously incurred response costs of approximately $3.0 plus interest, and the performance or financing of future site investigation and response. PCS Nitrogen will continue to monitor these and other developments with respect to the site. PCS Nitrogen intends to vigorously defend its interests in these actions. It will also continue to assert its position that it is not a responsible party and to work to identify former site owners and operators that would be responsible parties with respect to the site.
      The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina, Geismar, Louisiana and White Springs, Florida. In September 2005 and December 2005, respectively, the USEPA notified the company of various alleged violations of the US Resource Conservation and Recovery Act at its Aurora and White Springs plants. The company is currently reviewing and responding to these notices. At this early stage, it is unable to evaluate the extent of any exposure that it may have in these matters.
      The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it believes that its future obligations with respect to these facilities and sites are not reasonably likely to have a material adverse effect on the company’s consolidated financial position or results of operations.
      Various other claims and lawsuits are pending against the company in the ordinary course of business. While it is not possible to determine the ultimate outcome of such actions at this time, and there exist inherent uncertainties in predicting such outcomes, it is management’s belief that the ultimate resolution of such actions is not reasonably likely to have a material adverse effect on the company’s consolidated financial position or results of operations.
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
      The company owns facilities which have been either permanently or indefinitely shut down. The company expects to incur nominal annual expenditures for site security and other maintenance costs at certain of these facilities. Should the facilities be dismantled, certain other shutdown-related costs may be incurred. Such costs would not be expected to have a material adverse effect on the company’s consolidated financial position or results of operations and would be recognized and recorded in the period in which they were incurred.
11. Guarantees
      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2006, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $257.7. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At March 31, 2006, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $116.0 to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of its phosphate operations in Florida and Louisiana, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of March 31, 2006. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plans. The company has posted an irrevocable Cdn $2.0 letter of credit as collateral.
      During the period, the company entered into various other commercial letters of credit in the normal course of operations.
      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.
12. Reconciliation of Canadian and United States Generally Accepted Accounting Principles
      Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 33 to the consolidated financial statements for the year ended December 31, 2005 in the company’s 2005 Annual Report — Financial Review.
      (a) Long-term investments: Investments for which the company is unable to exercise significant influence, control or joint control are stated at cost. US GAAP requires that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of other comprehensive income (“OCI”).
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
      (d) Exploration costs: Under Canadian GAAP, capitalized exploration costs are classified under property, plant and equipment. For US GAAP, these costs are generally expensed until such time as a final feasibility study has confirmed the existence of a commercially mineable deposit.
      (e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred.
      (f) Pension and other post-retirement benefits: Under Canadian GAAP, when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of these developments, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.
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
      (i) Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. As described in Note 1, Canadian standards relating to comprehensive income are not effective until fiscal years beginning on or after October 1, 2006.
      (j) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. Effective January 1, 2006, US GAAP under EITF 04-6 requires that these liability awards be measured at fair value at each reporting period. As at March 31, 2006, the difference between Canadian and US GAAP was not significant. The company uses a Monte Carlo simulation model to estimate the fair value of its liability awards for US GAAP purposes.
      (k) Stripping costs: Under Canadian GAAP, the company capitalizes and amortizes costs associated with the activity of removing overburden and other mine waste minerals in the production phase. Effective January 1, 2006, US GAAP requires such stripping costs to be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. In accordance with US GAAP, the company has recorded the effect of initially applying this consensus as a cumulative-effect adjustment recognized in the opening balance of retained earnings as of January 1, 2006.
      (l) Income taxes related to the above adjustments: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under Canadian and US GAAP is similar, except that income tax rates of enacted or substantively enacted tax law must be used to calculate future income tax assets and liabilities under Canadian GAAP; whereas only income tax rates of enacted tax law can be used under US GAAP.
      (m) Income tax consequences of stock-based employee compensation: Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the company’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital.
      (n) Cash flow statements: US GAAP does not permit the use of certain subtotals within the classification of cash provided by operating activities, nor does it permit the subtotal of cash before financing activities.

      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity, comprehensive income and accumulated other comprehensive income.

	Three Months Ended
	March 31
	2006	2005

Net income as reported — Canadian GAAP	$125.5	$131.3
Items increasing (decreasing) reported net income
Cash flow hedge ineffectiveness	0.4	0.2
Depreciation and amortization	2.1	2.1
Stripping costs	1.5	—
Deferred income taxes related to the above adjustments	(1.4)	(0.7)
Income taxes related to stock-based compensation	(0.8)	(10.8)

Net income — US GAAP	$127.3	$122.1

Basic weighted average shares outstanding — US GAAP	103,641,000	111,110,000

Diluted weighted average shares outstanding — US GAAP	105,825,000	114,265,000

Basic net income per share — US GAAP	$1.23	$1.10

Diluted net income per share — US GAAP	$1.20	$1.07

	March 31,	December 31,
	2006	2005

Total assets as reported — Canadian GAAP	$5,592.1	$5,357.9
Items increasing (decreasing) reported total assets
Inventory	0.2	(7.2)
Available-for-sale securities (unrealized holding gain)	429.8	355.2
Fair value of derivative instruments	208.1	277.1
Property, plant and equipment	(116.0)	(118.1)
Exploration costs	(6.4)	(6.4)
Stripping costs	(22.9)	—
Pension and other post-retirement benefits	14.1	14.1
Intangible asset relating to additional minimum pension liability	11.1	11.1
Investment in equity investees	4.8	4.8
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$6,068.2	$5,841.8

	March 31,	December 31,
	2006	2005

Total shareholders’ equity as reported — Canadian GAAP	$2,247.4	$2,132.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	396.4	343.2
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	55.3	53.2
Exploration costs	(6.4)	(6.4)
Stripping costs	1.5	—
Cash flow hedge ineffectiveness	5.3	4.9
Pension and other post-retirement benefits	14.1	14.1
Share of earnings of equity investees	3.7	3.7
Deferred income taxes relating to the above adjustments	25.6	27.0
Cumulative-effect adjustment to retained earnings in respect of stripping costs	(16.3)	—

Shareholders’ equity — US GAAP	$2,529.5	$2,375.1

	Three Months Ended
	March 31
	2006	2005

Net income — US GAAP	$127.3	$122.1

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	74.6	42.4
Change in gains and losses on derivatives designated as cash flow hedges	(40.7)	94.0
Reclassification to income of gains and losses on cash flow hedges	(21.3)	(8.6)
Deferred income taxes related to other comprehensive income	40.6	(42.2)

Other comprehensive income, net of related income taxes	53.2	85.6

Comprehensive income — US GAAP	$180.5	$207.7

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	March 31,	December 31,
	2006	2005

Unrealized gains and losses on available-for-sale securities	$330.9	$236.3
Gains and losses on derivatives designated as cash flow hedges	141.0	182.4
Additional minimum pension liability	(55.4)	(55.4)
Share of accumulated other comprehensive income of equity investees	0.8	0.8
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income(1) — US GAAP	$396.4	$343.2

(1)	Accumulated other comprehensive income is a separate component of shareholders’ equity under US GAAP.
Supplemental US GAAP Disclosures
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance was effective for inventory costs incurred during 2006 and did not have a material impact on the company’s consolidated financial statements.

Available-for-Sale Security
      The company’s investments in Israel Chemicals Ltd. and Sinofert are classified as available-for-sale. The fair market value of these investments at March 31, 2006 was $821.2 and the unrealized holding gain was $429.8.
Stock-based Compensation
      The company has five stock-based employee compensation plans, which are described below. The total compensation cost charged to income in respect of these plans was $2.5 for the three months ended March 31, 2006 (2005 — $5.1).
      Prior to January 1, 2006, the company had elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003. Accordingly, stock-based employee compensation cost has been recognized in the Consolidated Statements of Operations since that time. Effective January 1, 2006, the company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified-prospective application transition method. Results for prior periods have not been restated. Because the fair value recognition provisions of SFAS No. 123, “Stock-Based Compensation”, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
Stock Option Plans
      The company has three stock option plans. Under the Officers and Employees Plan, the company may, after February 3, 1998, issue up to 13,852,250 common shares pursuant to the exercise of options.
      Under the Directors Plan, the company may, after January 24, 1995, issue up to 912,000 common shares pursuant to the exercise of options. No stock options have been granted under the Directors Plan since November 2002, and the PCS Board of Directors determined in 2003 to discontinue granting stock options to directors. Under both plans, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant and an option’s maximum term is 10 years. All options granted to date have provided that one-half of the options granted in a year will vest one year from the date of the grant, with the other half vesting the following year.
      Under the 2005 Performance Option Plan the company may, after February 28, 2005 and before January 1, 2006, issue options to acquire up to 1,200,000 common shares. Under the plan, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant and an option’s maximum term is 10 years. The key design difference between the 2005 Performance Option Plan and the company’s other stock option plans is the performance-based vesting feature. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital.
      The company issues new common shares to satisfy stock option exercises.

      A summary of option activity under the plans for the three months ended March 31, 2006, and changes during the period then ended, is presented below:

	Performance Option Plan				Officers and Employees and Directors Option Plans

			Weighted-				Weighted-
	Number of	Weighted-	Average	Aggregate	Number of	Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise	Contractual	Value (in	Subject to	Exercise	Contractual	Value (in
	Option	Price	Term (Years)	millions)	Option	Price	Term (Years)	millions)

Outstanding at January 1, 2006	1,186,000	$90.08			3,895,756	$38.41
Granted	—	—			—	—
Exercised	—	—			(76,531)	39.45
Cancelled	(6,500)	90.88			—	—

Outstanding at March 31, 2006	1,179,500	$90.04	9	$—	3,819,225	$38.37	6	$189.9

Exercisable at March 31, 2006	—	$—	—	$—	3,819,225	$38.37	6	$189.9

      The total intrinsic value of stock options exercised was $3.8 during the three months ended March 31, 2006. The company did not grant any stock options during the first three months of 2006, and no stock options vested during the reporting period. The company estimates the fair value of each option grant as of the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used in arriving at the grant date fair values associated with stock options for which compensation cost was recognized during 2005 and 2006:

	Year of Grant
	2005	2003

Expected dividend	$ 0.60	$ 0.50
Expected volatility	28%	27%
Risk-free interest rate	3.86%	4.06%
Expected life of options	6.5 years	8 years
      The expected dividend on the company’s stock was based on the current annualized dividend rate as at the date of grant. Expected volatility was based on historical volatility of the company’s stock over a period commensurate with the expected term of the stock option. The risk-free interest rate for the expected life of the option was based on, as applicable, the implied yield available on zero-coupon government issues with an equivalent remaining term at the time of the grant. Historical data was used to estimate the expected life of the option.
      A summary of the status of the company’s nonvested shares as of March 31, 2006, and changes during the period then ended, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	1,186,000	$88.25
Granted	—	—
Vested	—	—
Cancelled	(6,500)	88.25

Nonvested at March 31, 2006	1,179,500	$88.25

      As of March 31, 2006, 1,179,500 options remained unvested and there was $8.4 of total unrecognized compensation cost related to the company’s stock option plans. This cost is expected to be recognized over the period through December 31, 2007.

      Cash received from stock option exercises for the three months ended March 31, 2006 was $3.0 (2005 — $47.0), and the excess tax benefit recognized as additional paid in capital was $0.8 for the quarter (2005 — $10.8).
Deferred Share Unit and Other Plans
      The company offers a deferred share unit plan to non-employee directors, which entitles those directors to receive discretionary grants of deferred share units (“DSUs”), each of which has a value equal to the market value of a common share at the time of its grant. The plan also allows each director to choose to receive, in the form of DSUs, all or a percentage of the director’s fee, which would otherwise be payable in cash. Each DSU fully vests upon award, but is distributed only when the director has ceased to be a member of the Board of Directors of the company. Vested units are settled in cash based on the common share price at that time. As of March 31, 2006, the total DSUs held by participating directors was 64,419 (2005 — 51,982). Compensation cost recognized in respect of DSUs for the three month period ended March 31, 2006 was not significant.
      The company offers a performance unit incentive plan to senior executives and other key employees. The performance objectives under the plan are designed to further align the interests of executives and key employees with those of shareholders by linking the vesting of awards to the total return to shareholders over the three-year performance period ending December 31, 2008. Total shareholder return measures the capital appreciation in the company’s common shares, including dividends paid over the performance period. Vesting of one-half of the awards is based on increases in the total shareholder return over the three-year performance period. Vesting of the remaining one-half of the awards is based on the extent to which the total shareholder return matches or exceeds the total shareholder return of the common shares of a pre-defined peer group. Vested units are settled in cash based on the common share price generally at the end of the performance period. Compensation expense for this program is recorded and remeasured at fair value over the three-year performance cycle of the program. The company uses a Monte Carlo simulation model to estimate the fair value of these awards.
      During the quarter, the company issued 152,960 performance units (2005 — nil) under the performance unit incentive plan at a weighted-average grant-date fair value of $78.08 per unit. As at March 31, 2006, 149,883 units remained unvested and outstanding. Total unrecognized compensation cost approximated $10.7, which is expected to be recognized over the period through December 31, 2008. However, such amount will be subject to change, as these liability awards are remeasured at fair value at each reporting period.
      During the three months ended March 31, 2006, cash of $34.5 was used to settle the company’s liability in respect of its performance unit incentive plan for the performance period January 1, 2003 to December 31, 2005. No other cash payments were made in respect of the company’s stock-based compensation plans during the quarter.
Derivative Instruments and Hedging Activities
Cash Flow Hedges
      The company has designated its natural gas derivative instruments as cash flow hedges. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the first quarter of 2006, a gain of $20.9 (2005 — $8.6) was recognized in cost of goods sold. Of the deferred gains at quarter-end, approximately $81.3 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at March 31, 2006 was $208.1 (2005 — $144.8).

Fair Value Hedges
      At March 31, 2006, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $nil (2005 — $225.0). The fair value of the swaps outstanding at March 31, 2006 was a liability of $nil (2005 — $1.3).
13. Comparative Figures
      Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis is the responsibility of management and is as of May 4, 2006. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.
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
POTASHCORP VISION
      We envision PotashCorp as the partner of choice, providing superior value to all our stakeholders. We strive to be the highest-quality low-cost producer and sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We strive for increased earnings and to outperform our peer group and other basic materials companies in total shareholder return, a key measure of any company’s value.
      We link our financial performance with areas of extended responsibility: the environment and our social and economic stakeholders. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.
POTASHCORP STRATEGY
      To provide our stakeholders with superior value, our strategy focuses on generating long-term growth while striving to minimize the natural volatility of our business by reducing fluctuations in our upward earnings trend line. Applying our strategy daily to maximize gross margin, we concentrate on our highest-margin products, which dictates our Potash First strategy. We complement that by focusing on Trinidad nitrogen and purified phosphoric acid.
      Our goal is to be the low-cost global potash supplier on a delivered basis into all key world markets. We supplement this potash strategy by leveraging our strengths in nitrogen with our lower-cost gas in Trinidad and our specialty phosphate products, particularly the industrial product, purified acid, produced in North Carolina.
      In our day-to-day actions, we seek to maximize gross margin by focusing on the right blend of price, volumes and asset utilization. Our highest-margin products — potash, Trinidad nitrogen products and purified phosphoric acid — drive our strategy, and we strive to grow the business by enhancing our position as supplier of choice. We aim to build on our strengths by acquiring and maintaining low-cost, high-quality capacity that complements our existing assets and adds strategic value. Our sales, operating and investment decisions are based on our cash flow return materially exceeding cost of capital.
KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO GOALS
      Each year we set targets to advance our long-term goals and drive results. In 2005, we further developed key performance indicators to monitor our progress and measure success. As we drill down into the organization with these metrics, we believe:

•	management will focus on the most important things, which will be reinforced by having the relevant results readily accessible;
•	employees will understand and be able to effectively monitor their contribution to the achievement of corporate goals; and
•	we will be even more effective in meeting our targets.
      Our long-term goals and 2006 targets are set out on pages 9 to 14 of our 2005 Annual Report — Business Review. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2006 Annual Target	to March 31, 2006

To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJUSBMI for 2006.	PotashCorp’s total shareholder return in the first quarter of 2006 was 10 percent, exceeding the DJUSBMI return of 6 percent and our sector average return of 8 percent.

	Carry a higher multiple than the average of other fertilizer companies on both earnings and cash flow.	The company’s multiple at March 31, 2006 was 15.7 on earnings and 10.3 on cash flow versus the average of other fertilizer companies in our sector of 19.1 on earnings and 9.2 on cash flow.

To remain the leader and preferred supplier of potash, nitrogen and phosphate products worldwide.	Increase North American realized prices for potash by 10 percent.	North American realized potash prices were 11 percent higher in the first quarter of 2006 compared to the 2005 annual average.

	Increase North American realized feed prices by 20 percent.	Compared to the 2005 annual average, North American realized feed prices increased as follows in the quarter ended March 31, 2006: Monocal by 24 percent, Dical by 25 percent and DFP by 32 percent.

	Increase realized nitric acid prices by 5 percent.	Realized nitric acid prices increased 26 percent during the three months ended March 31, 2006 compared to the average prices realized during 2005.

	Representative	Performance
Goal	2006 Annual Target	to March 31, 2006

To be the low-cost supplier in our industry.	Achieve rock costs at Aurora and White Springs 3 percent below 2005.	Rock costs at Aurora decreased 8 percent while White Springs increased 8 percent during the first quarter of 2006 compared to the corresponding quarter in 2005. Compared to the 2005 annual average, rock costs for the first three months of 2006 were down 2 percent at Aurora and up 5 percent at White Springs.

	Achieve 5-percent reduction in per-tonne potash conversion costs on a Canadian dollar basis.	When compared to the 2005 annual average, Canadian dollar potash conversion costs increased 57 percent per tonne during the first quarter of 2006, largely as a result of the 222 days of production shutdowns during the quarter as the company matched production with demand.

	Improve energy efficiency in Trinidad by 10 percent from 2005.	Trinidad energy efficiency rate improved 2 percent during the first three months of 2006 compared to the 2005 annual average.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable and lost- time injury rates by 30 percent from 2005 levels.	Recordable and lost-time injury rates were 1.47 and 0.15, respectively, as compared to the targets of 1.60 and 0.19, respectively.

	Reduce reportable releases and permit excursions by 30 percent from 2005 levels.	Reportable release annualized rates declined 40 percent while permit excursions were down 64 percent during the first quarter of 2006 compared to 2005 annual levels.

FINANCIAL OVERVIEW
      This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior period’s figures have been reclassified to conform with the current period’s presentation.
      For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2005 Annual Report — Financial Review.
Earnings Guidance
      The company’s guidance for earnings per share for the first quarter of 2006 was in the range of $1.00 to $1.25 per share, assuming a period end exchange rate of 1.15 Canadian dollars per US dollar. The final result was net income of $125.5 million, or $1.19 per share, based on an actual exchange rate of 1.1671 Canadian dollars per US dollar at March 31, 2006.

Overview of Actual Results
Operations

	Three Months Ended March 31

			Dollar	%
(Dollars millions — except per-share amounts)	2006	2005	Change	Change

Sales	$861.6	$921.4	$(59.8)	(6)
Freight	54.9	67.2	(12.3)	(18)
Transportation and distribution	31.2	28.9	2.3	8
Cost of goods sold	572.0	566.8	5.2	1

Gross margin	$203.5	$258.5	$(55.0)	(21)

Operating income	$192.1	$216.7	$(24.6)	(11)

Net income	$125.5	$131.3	$(5.8)	(4)

Net income per share — basic	$1.21	$1.18	$0.03	3

Net income per share — diluted	$1.19	$1.15	$0.04	3

      Improved performance in the nitrogen and phosphate segments and increased income from global investments contributed to PotashCorp’s record first-quarter earnings per share. Despite potash volumes just over half of what they were in the same quarter last year in the absence of a price settlement with China, earnings rose to $1.19 per share, exceeding the $1.15 per share from the same period last year. These first quarter earnings were supplemented by a $12.3 million ($0.12 per share) income tax recovery that more than offset additional costs related to potash mine shutdowns during the quarter. Although net income declined from $131.3 million to $125.5 million quarter over quarter, the rise in earnings per share reflected the lower share base following the repurchase of 9.5 million shares under our normal course issuer bid during 2005.
      The demand for potash, usually our most dominant performer, slowed from previous quarters as price negotiations between China and the Belarusian Potash Company extended through the first three months of the year. This all but stopped shipments to some of the largest potash customers, as they waited to see the impact a new deal would have on price. With a settlement not reached by the end of the quarter, many offshore customers began buying their seasonal requirements. North American potash sales were weaker than expected as a result of low crop commodity prices, higher energy costs and uncertainty around planting decisions. Dealers purchased cautiously in an attempt to end this fertilizer season with no inventories. This temporary slowdown of our higher-margin potash business affected total gross margin, which went from $258.5 million in last year’s first quarter to $203.5 million this year. Potash was still the highest contributor to first-quarter gross margin at $90.8 million.
      Nitrogen gross margin rose 22 percent from the same period last year to $79.4 million. Trinidad contributed $50.4 million, or 63 percent of this total. Supply/demand fundamentals remained tight and ammonia prices stayed firm despite a drop in the North American spot price for natural gas. Continuing high prices for Western European gas led to ammonia production curtailments and, along with higher ocean freight costs, caused Baltic producers to send a larger percentage of their product to markets closer to their home.
      In phosphate, prices continued to climb for all products in response to continuing high input costs and reasonably tight supply/demand fundamentals. Consequently, phosphate gross margins nearly doubled quarter over quarter, to $33.3 million.
      Higher dividends received from our investment in Israel Chemicals Ltd. (“ICL”) added an additional $6.0 million to earnings for the first quarter of 2006. In addition, the receipt of income tax refunds tied to 2002-2004 taxation years, brought about by a recent Canadian appeals court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan Capital Tax Resource Surcharge contributed a further $12.3 million. Provincial mining and other taxes were 63 percent lower than in the first quarter of 2005 due to the significant decrease in potash gross margin.

Balance Sheet
      Total assets were $5,592.1 million at March 31, 2006, up $234.2 million or 4 percent over December 31, 2005. Total liabilities increased $119.3 million from December 31, 2005 to $3,344.7 million at March 31, 2006, and total shareholders’ equity increased $114.9 million during the same period to $2,247.4 million.
      The largest contributors to the increase in assets during the first three months of 2006 were intercorporate investments and property, plant and equipment. During the quarter, we acquired an additional 10 percent of the ordinary shares of Sinochem Hong Kong Holdings Limited (“Sinofert”) for $126.3 million and made additions to property plant and equipment of $120.0 million ($53.3 million of which was spent to bring back idled potash capacity at Allan and Lanigan). Cash balances increased $78.8 million from December 31, 2005 as a result of the timing of short-term debt repayments in the quarter. These increases were partially offset by a reduction in accounts receivable, which declined 14 percent (or $63.3 million) compared to December 31, 2005, primarily as a result of a 4 percent drop in sales in the month of March 2006 compared to the month of December 2005.
      The increase in liabilities was largely attributable to an increase of $352.7 million in short-term debt. This was partially offset by a $251.3 million decline in accounts payable of which $57.7 million related to a reduction in hedging margin deposits associated with lower natural gas prices at March 31, 2006 compared to December 31, 2005. Current income taxes payable declined $116.0 million as a result of the timing of payments during the quarter and lower profits in the potash segment.
      Share capital, retained earnings and contributed surplus all increased at March 31, 2006 compared to December 31, 2005. Share capital at March 31, 2006 was $3.7 million higher than December 31, 2005 as a result of the issuance of common shares arising from stock option exercises and our dividend reinvestment plan. Net earnings for the three months ended March 31, 2006 of $125.5 million increased retained earnings while dividends declared of $15.3 million reduced the balance, for a net increase in retained earnings of $110.2 million at March 31, 2006 compared to December 31, 2005.
Business Segment Review
      Note 6 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

      Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance where applicable to give further insight into these results.
Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$225.8	$352.1	(36)
Freight	25.0	37.2	(33)
Transportation and distribution	7.4	9.1	(19)

	$193.4	$305.8	(37)

Net Sales
North American	$91.9	$128.9	(29)	527	922	(43)	$174.31	$139.86	25
Offshore	97.2	172.8	(44)	732	1,401	(48)	$132.90	$123.35	8

	189.1	301.7	(37)	1,259	2,323	(46)	$150.24	$129.90	16
Miscellaneous products	4.3	4.1	5	—	—	—	—	—	—

	193.4	305.8	(37)	1,259	2,323	(46)	$153.61	$131.64	17
Cost of goods sold	102.6	129.6	(21)				$81.49	$55.79	46

Gross margin	$90.8	$176.2	(48)				$72.12	$75.85	(5)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	As a result of reduced sales volumes, potash gross margin was substantially lower than the first quarter of 2005.

•	Potash demand slowed as many offshore customers delayed purchasing while new pricing agreements with China were negotiated. Despite North American and offshore volumes being down 43 and 48 percent, respectively, compared to the first quarter of 2005, North American realized prices were 25 percent higher and offshore prices were up 8 percent over the same quarter last year.

•	We continued our approach of producing only what the market needs and as such, took 31.7 mine shutdown weeks during the quarter as compared to none in the first quarter of 2005. Potash production declined from 2.4 million tonnes to 1.3 million tonnes quarter over quarter and increased our costs.

•	Our potash inventories of 1.15 million tonnes were flat from the end of the fourth quarter of 2005, but higher than the abnormally low levels at the end of the first quarter of that year.

Potash gross margin variance attributable to:

Dollars (millions)
		2006 vs. 2005

		Change in
		Prices/Costs
				Total
	Change in		Cost of	Gross
	Sales	Net	Goods	Margin
	Volumes	Sales	Sold	Variance

Domestic	$(37.6)	$18.6	$(1.7)	$(20.7)
Offshore	(55.6)	5.0	(14.5)	(65.1)
Other	0.3	(0.6)	0.7	0.4

Total	$(92.9)	$23.0	$(15.5)	$(85.4)

Sales and Cost of Goods Sold
      The most significant sales and cost of goods sold contributors to the $85.4-million decline in gross margin quarter over quarter were as follows:

•	Offshore volumes were down 48 percent as sales by Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, dropped from 1.18 million to 0.13 million tonnes in the most significant markets of China, India and Brazil. China was virtually absent from the market during the quarter as the country waited to conclude new pricing contracts with suppliers, including Canpotex, before coming back into the market for new tonnage. Brazil continued to be affected by strengthening of the Brazilian real relative to the US dollar accompanied by lower soybean prices which continued to pressure margins for Brazilian farmers and limited their credit availability, leading to fewer acres being planted and in turn a decrease in imports. This slowdown was not global, as volumes to many smaller potash-consuming countries such as the Philippines, Taiwan, Vietnam, Ecuador and Mexico were up from the same period last year.

•	North American sales volumes also dropped as dealer fill and field application of potash was weaker than expected due to low commodity prices, high energy input costs, uncertainty about planting decisions and, to a lesser degree, weather. We believe dealers want to end the fertilizer year with low inventories of all fertilizers. They are therefore managing their purchasing and exposure cautiously which also negatively impacted sales volumes during the quarter.

•	Realized prices in the North American market were higher as price increases announced through 2005 held into the first quarter of 2006. Prices in the North American market were $41 per tonne, or 31 percent, higher than offshore prices. The gap between the two markets is partly due to offshore customers purchasing under long-term contracts that lag behind North American spot-market increases. The difference also reflects product mix, as North American customers prefer granular product that commands a premium over standard product, which is more typically consumed offshore.

•	Higher cost of goods sold negatively impacted the change in gross margin due to the combination of higher unit costs associated with plant shutdowns, increasing natural gas prices and higher electrical rates. Costs associated with the 31.7 weeks of mine production shutdowns were $12.4 million. Higher natural gas prices raised the cost of potash production. Further, a stronger Canadian dollar negatively impacted cost of goods sold by $2.00 per tonne.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$331.9	$304.8	9
Freight	9.6	10.2	(6)
Transportation and distribution	13.3	11.7	14

	$309.0	$282.9	9

Net Sales
Ammonia	$123.0	$98.9	24	364	406	(10)	$337.69	$243.78	39
Urea	81.4	90.3	(10)	281	359	(22)	$289.81	$251.43	15
Nitrogen solutions/Nitric acid/ Ammonium nitrate	81.0	65.2	24	382	450	(15)	$211.96	$144.76	46
Purchased	17.0	23.2	(27)	54	93	(42)	$316.85	$250.68	26

	302.4	277.6	9	1,081	1,308	(17)	$279.74	$212.23	32
Miscellaneous	6.6	5.3	25	—	—	—	—	—	—

	309.0	282.9	9	1,081	1,308	(17)	$285.81	$216.31	32
Cost of goods sold	229.6	217.6	6				$212.36	$166.39	28

Gross margin	$79.4	$65.3	22				$73.45	$49.92	47

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	Price increases were realized in all nitrogen products quarter over quarter. Supply/demand fundamentals remained tight and ammonia prices stayed firm despite a drop in the North American spot price for natural gas compared to fourth-quarter 2005. The combination of high Western European natural gas prices and high ocean freight costs for specialized ammonia vessels led to higher-priced imports. Increases in ammonia and urea imports did not offset US production curtailments.

•	Higher ammonia and urea prices were beneficial for PotashCorp’s Trinidad facility due to our long-term lower-cost natural gas price contracts. Our Trinidad facility provided $50.4 million or 63 percent of first-quarter gross margin compared to $43.2 million in the first quarter of 2005.

•	US nitrogen operations generated $8.1 million in gross margin in the quarter.

•	We are capitalizing on our competitive advantage in Trinidad with debottlenecking projects at our 01 and 02 plants that will add 138,000 tonnes of annual capacity. One of these was completed during the first quarter, giving us the ability to produce another 70,000 tonnes per year. The second is scheduled to wrap up in May. With the completion of these projects, 62 percent of our total nitrogen production will be supplied from Trinidad.

Nitrogen gross margin variance attributable to:

Dollars (millions)
		2006 vs. 2005

		Change in
		Prices/Costs
				Total
	Change in		Cost of	Gross
	Sales	Net	Goods	Margin
	Volumes	Sales	Sold	Variance

Ammonia	$(3.5)	$33.3	$(23.0)	$6.8
Urea	(9.1)	11.8	(11.2)	(8.5)
Solutions, NA, AN	(2.4)	23.1	(16.6)	4.1
Purchased	(5.9)	4.7	0.7	(0.5)
Hedge gains	—	—	12.3	12.3
Other	(0.9)	2.8	(2.0)	(0.1)

Total	$(21.8)	$75.7	$(39.8)	$14.1

Sales and Cost of Goods Sold
      The gross margin increase of $14.1 million quarter over quarter was largely attributable to the following sales and cost of goods sold changes:

•	Hurricanes that struck the US Gulf region during 2005 and cold weather in the US late in the year led to high natural gas prices sustained at more than $13 per MMBtu during the fourth quarter. This caused ammonia prices to climb rapidly in late 2005 and led North American producers to curtail half of their ammonia operating capacity by year-end, tightening market supply. Though North American natural gas spot prices dropped significantly during the first quarter of 2006, high ammonia prices continued and as a result we realized ammonia prices 39 percent higher than first-quarter 2005. Production curtailments at our Augusta and Lima facilities, which began in late 2005 as a result of high natural gas prices, continued into 2006 and caused our supply of urea to be tight. We focused on higher-margin sales and backed away from some lower-priced business, contributing to the 15 percent increase in urea realized prices. Our urea prices increased $38 per tonne as compared to the NOLA benchmark increase of $8 per tonne. Realized prices for nitrogen solutions, nitric acid and ammonium nitrate generally followed the rise in ammonia and urea prices, as a number of our customer contracts are tied to either natural gas prices or the NOLA ammonia price.

•	Total nitrogen sales volumes declined 17 percent. Nitrogen fertilizer sales represented the significant portion of this drop, down 30 percent primarily due to US farmers purchasing less in first-quarter 2006 as we believe they were hoping for lower prices. Therefore, approximately 70 percent of total nitrogen volumes, including both North American and Trinidad production, were sold to our more stable industrial customer base outside the fertilizer cycles. Approximately 78 percent of our North American nitrogen production was sold to industrial customers.

•	Cost of goods sold increased 28 percent per tonne. This was due to higher natural gas costs combined with reduced production during the quarter resulting from more plant shutdowns for turnarounds in the first three months of 2006 and the continuation of production curtailments at our Augusta and Lima facilities. Natural gas costs continue to be the single most important contributor to cost of goods sold, typically representing between 80 and 95 percent of the cash cost of producing one tonne of ammonia. The company’s total average natural gas cost, including the benefit of the company’s hedge and lower-cost Trinidad gas contracts, was $4.34 per MMBtu, 17 percent higher than the same period in 2005 but 25 percent lower than the fourth quarter of 2005. The company’s US natural gas hedging activities contributed $20.9 million to the gross margin compared to $8.6 million in the corresponding period last year.

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$303.9	$264.5	15
Freight	20.3	19.8	3
Transportation and distribution	10.5	8.1	30

	$273.1	$236.6	15

Net Sales
Fertilizer — liquids	$61.9	$52.6	18	260	250	4	$238.13	$210.61	13
Fertilizer — solids	93.1	71.3	31	377	327	15	$246.86	$217.89	13
Feed	52.3	55.1	(5)	165	230	(28)	$317.20	$239.25	33
Industrial	63.2	54.7	16	173	155	12	$364.04	$353.44	3

	270.5	233.7	16	975	962	1	$277.44	$242.93	14
Miscellaneous	2.6	2.9	(10)	—	—	—	—	—	—

	273.1	236.6	15	975	962	1	$279.94	$245.87	14
Cost of goods sold	239.8	219.6	9				$245.79	$228.20	8

Gross margin	$33.3	$17.0	96				$34.15	$17.67	93

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	Gross margin of $33.3 million marked the best first-quarter gross margin for phosphate in 7 years, driven by higher prices across virtually all products in response to continuing high input costs and reasonably tight supply/demand fundamentals.

•	Feed phosphate provided $16.0 million of the phosphate gross margin for the quarter, capitalizing on higher prices even as volumes declined.

•	Higher-margin industrial phosphate, long the foundation of our phosphate business, added gross margin of $14.8 million for the first quarter of 2006. Within industrial, purified acid was again the most profitable product, generating gross margin of $14.3 million, which was 32 percent of net sales.

Phosphate gross margin variance attributable to:

Dollars (millions)
		2006 vs. 2005

		Change in
		Prices/Costs
				Total
	Change in		Cost of	Gross
	Sales	Net	Goods	Margin
	Volumes	Sales	Sold	Variance

Fertilizer — liquids	$2.4	$6.3	$(2.5)	$6.2
Fertilizer — solids	5.8	10.4	(18.0)	(1.8)
Feed	(7.9)	12.8	6.8	11.7
Industrial	1.6	3.6	(2.4)	2.8
Other	(0.3)	(0.1)	(2.2)	(2.6)

Total	$1.6	$33.0	$(18.3)	$16.3

Sales and Cost of Goods Sold
      The most significant sales and cost of goods sold contributors to the $16.3-million increase in gross margin quarter over quarter were as follows:

•	Higher industrial realized prices were a result of price increases implemented during 2005. Additionally, higher cost rock at our Geismar facility was a factor for certain customers. Production cutbacks and increased demand from export markets raised the realized price for fertilizer products.

•	Sales volumes were relatively flat, though there was a marked change in product mix. North American solid fertilizer sales volumes were 7 percent higher due to an earlier spring planting season in the Southeastern US in 2006, and export sales volumes rose 43 percent. These were more than offset by a 28-percent decline in feed sales volumes resulting from the company’s decision to remain firm on pricing, while certain of our competitors reduced prices to gain market share.

•	Cost of goods sold increased $20.2 million though sales volumes remained relatively flat. Cost of goods sold per tonne increased 8 percent as higher raw material input costs more than offset the positive effect of operating rate efficiencies and change in product mix. The company benefited from operating rate efficiencies as P2O5 production levels increased 2 percent; however, 38 percent higher ammonia prices and 20 percent higher sulfur prices combined to reduce gross margin.
Expenses and Other Income

	Three Months Ended
	March 31

			Dollar	%
Dollars (millions)	2006	2005	Change	Change

Selling and administrative	$30.8	$29.3	$1.5	5
Provincial mining and other taxes	14.2	38.4	(24.2)	(63)
Foreign exchange gain	2.4	5.9	(3.5)	(59)
Other income	31.2	20.0	11.2	56
Interest expense	23.2	20.7	2.5	12
Income tax expense	43.4	64.7	(21.3)	(33)
      Selling and administrative expenses were virtually flat quarter over quarter as minor reductions to benefit expenses associated with the company’s incentive plans were more than offset by increased consulting and professional fees incurred during the quarter.
      Provincial mining and other taxes decreased by 63 percent in first-quarter 2006 compared to the corresponding quarter last year, principally due to decreased Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component declined significantly, driven by 46 percent lower potash sales volumes quarter over quarter, despite the 16-percent increase in realized potash prices compared to the first quarter of 2005.
      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange gains of $2.4 million in the first quarter of 2006. The impact of the change in the Canadian dollar relative to the US dollar combined with the company’s foreign currency risk management activities was less significant for the quarter ended March 31, 2006, than it was in the comparable period in 2005 where foreign exchange gains of $5.9 million were recognized.
      Other income increased $11.2 million quarter over quarter primarily due to an increase of $6.0 million in dividend income from our investment in ICL. Additionally, increased sales of excess natural gas during the first quarter of 2006, resulting from nitrogen production curtailments during the period, contributed to the increase, as did a reduction in loss on disposal of assets compared to that recognized during the first quarter of 2005.
      Weighted average long-term debt outstanding in first-quarter 2006 was $1,258.7 million (2005 — $1,268.9 million) with a weighted average interest rate of 7.0 percent (2005 — 6.9 percent). The weighted average interest rate on short-term debt outstanding in the first quarter of 2006 was 4.7 percent (2005 — 2.7 percent) and the weighted average short-term debt outstanding was $428.9 million (2005 — $93.8 million). Though the average balance of short-term debt outstanding was higher quarter over quarter at higher interest rates, net interest expense increased only $2.5 million due to the impact of the capitalized interest on expansion projects.

      The company’s consolidated effective income tax rate for the three month period ended March 31, 2006 is approximately 26 percent (2005 — 33 percent). The reduction in the effective rate for the quarter was due to the receipt of income tax refunds relating to a recent Canadian appeals court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan Capital Tax Resource Surcharge. The refunds related to the 2002-2004 taxation years. The company also expects income tax refunds in connection with the 1999-2001 taxation years. These refunds are currently under review and have not been reflected in these interim condensed consolidated financial statements. The combination of income tax refunds received and lower operating income led to a decline in income tax expense of $21.3 million compared to the first quarter of 2005. For the first three months of 2006, 68 percent of the effective rate pertained to current income taxes and 32 percent related to future income taxes. The decrease in the current tax provision from 90 percent in the same period last year is largely due to the significant decrease in potash operating income in Canada.
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
Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt	$1,258.5	$1.2	$400.4	$0.6	$856.3
Estimated interest payments on long-term debt	386.7	87.7	132.6	118.4	48.0
Operating leases	691.4	82.4	138.5	129.4	341.1
Purchase obligations	916.3	124.0	218.4	184.3	389.6
Other commitments	46.5	18.7	17.3	10.5	—
Other long-term liabilities	868.3	43.2	79.7	68.2	677.2

Total	$4,167.7	$357.2	$986.9	$511.4	$2,312.2

Long-term Debt
      Long-term debt consists of $1,250.0 million of notes payable that were issued under US shelf registration statements, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the consolidated financial statements in our 2005 Annual Report — Financial Review) and other commitments of $2.6 million payable over the next five years.
      The notes payable represent 99 percent of our total long-term debt portfolio and are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at March 31, 2006.

      The estimated interest payments on long-term debt in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at March 31, 2006. At March 31, 2006, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $nil (2005 — $225.0 million). The fair value of the swaps outstanding at March 31, 2006 was a liability of $nil (2005 — $1.3 million).
Operating Leases
      The company has various long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels, mineral leases and railcars, the latest of which expires in 2025.
      The most significant operating leases consist of three items. The first is our lease of railcars, which extends to approximately 2020. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2019; the others terminate in 2016.
Purchase Obligations
      We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and certain prices are based on market rates at the time of delivery. The commitments included in the table above are based on contract prices.
      We have entered into long-term natural gas contracts with the National Gas Company of Trinidad, the latest of which expires in 2018. The contracts provide for prices that vary with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the table above are based on floor prices and minimum purchase quantities.
      We also have long-term agreements for the purchase of phosphate rock used at our Geismar facility and limestone used in Brazil. The commitments included in the table above are based on the expected purchase quantity and current net base prices.
Other Commitments
      Other operating commitments consist principally of amounts relating to various rail freight contracts, the latest of which expires in 2010.
Other Long-term Liabilities
      Other long-term liabilities consist primarily of net accrued pension and post-retirement benefits, future income taxes, environmental costs and asset retirement obligations.
      Future income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the company. Since it is impractical to determine whether there will be a cash impact in any particular year, all long-term future income tax liabilities have been reflected in the “over 5 years” category in the table above.
Capital Expenditures
      During 2006, we expect to incur capital expenditures of approximately $340.0 million, plus capitalized interest, for opportunity capital and approximately $160.0 million to sustain operations at existing levels. The most significant single project relates to bringing back idled capacity of 1.5 million tonnes at Lanigan, including the mill refurbishment and expansion of surface, hoisting and underground facilities. This project is scheduled to be complete in the fourth quarter of 2007. During the first quarter of 2006, the company substantially completed its project to increase potash production capacity at Allan, which will contribute an additional 0.4 million tonnes to annual potash production capability. In addition, the company will be adding compacting equipment at these sites that will increase granular capacity by 1.25 million tonnes per year.
      We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash
      The company’s cash flows from operating, investing and financing activities, as reflected in the interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended
	March 31

			%
Dollars (millions)	2006	2005	Change

Cash (used in) provided by operating activities	$(12.5)	$121.7	(110)
Cash used in investing activities	$(248.8)	$(50.4)	394
Cash provided by (used in) financing activities	$340.1	$(51.2)	n/m
n/m = not meaningful
     The following table presents summarized working capital information as at March 31, 2006 compared to December 31, 2005:

	March 31,	December 31,	%
Dollars (millions) except ratio amounts	2006	2005	Change

Current assets	$1,144.2	$1,110.8	3
Current liabilities	$(1,197.5)	$(1,096.1)	9
Working capital	$(53.3)	$14.7	n/m
Current ratio	0.96	1.01	(5)
n/m = not meaningful
     Our liquidity needs can be met through a variety of sources, including cash generated from operations, short-term borrowings against our line of credit and commercial paper program, and long-term debt issued under our US shelf registration statement and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends and interest and principal payments on our debt securities.
      Cash provided by operating activities declined $134.2 million quarter over quarter. The unfavorable variance was mainly attributable to a decrease in net cash flows from non-cash operating working capital of $132.3 million. This change was significantly influenced by a $248.9 million decline in accounts payable and accrued charges resulting from (i) reductions in income tax, potash production tax and other taxes payable because of lower potash operating income and higher income tax installments paid during the quarter; (ii) a decline in hedging margin deposits due to falling gas prices; and (iii) payments of larger incentive compensation accruals than in the corresponding period last year. The change in accounts payable and accrued charges was partially offset by a $126.8 million reduction in the change in accounts receivable resulting from a 46 percent decline in potash sales volumes quarter over quarter.
      Cash used in investing activities rose $198.4 million quarter over quarter. The most significant cash outlays included:

•	In February 2006, the company acquired an additional 10 percent interest in the ordinary shares of Sinofert for cash consideration of $126.3 million. The purchase price was financed by short-term debt.

•	The company’s spending on property, plant and equipment increased $57.0 million as compared to the same three-month period last year, largely due to major capital expansion projects in potash. These activities, totaling $120.0 million for the quarter, were also financed by our short-term credit facilities.
      Cash provided by financing activities during the first quarter of 2006 was $391.3 million more than the same quarter last year as a result of $351.9 million higher proceeds from short-term debt. In the first quarter of 2005, $82.3 million was used by the company to repurchase common shares under its normal course issuer bid. The company completed the repurchase program by December 31, 2005 and has not initiated a new program in 2006. We also received $44.0 million less proceeds from issuance of common shares in the first quarter of 2006, primarily due to fewer stock options being exercised compared to the same quarter in 2005.
      We believe that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2006, exclusive of any possible acquisitions, as was the case in 2005. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.
Principal Debt Instruments

	March 31, 2006

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$—	$604.9	$145.1
Line of credit	75.0	—	18.7	56.3
Commercial paper	750.0	604.9	—	145.1
US shelf registration	2,000.0	1,250.0	—	750.0
      PotashCorp has a $750.0 million syndicated credit facility, renewed in September 2005 for a five-year term, which provides for unsecured advances. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of March 31, 2006. The line of credit is renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.55:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at March 31, 2006.
      The commercial paper market is a source of “same day” cash for the company. During the first quarter of 2006, we increased our commercial paper program from $500.0 million to $750.0 million. Access to this source of short-term financing depends primarily on maintaining our R1 (low) credit rating by Dominion Bond Rating Service (DBRS) and conditions in the money markets. The interest rates we pay are partly based on the quality of our credit ratings, which are all investment grade. Our credit rating, as measured by Standard & Poor’s senior debt ratings and Moody’s senior debt ratings remained unchanged from December 31, 2005, at BBB+ with a stable outlook and Baa1 with a stable outlook, respectively.
      We also have a US shelf registration statement under which we may issue up to an additional $750.0 million in unsecured debt securities.
      For the first quarter of 2006, our weighted average cost of capital was 8.65 percent (2005 — 8.64 percent), of which 84 percent represented equity (2005 — 91 percent).
Outstanding Share Data
      The company had 103,672,170 common shares issued and outstanding at March 31, 2006, compared to 103,593,792 common shares issued and outstanding at December 31, 2005. During the first quarter of 2006, the company issued 78,378 common shares pursuant to the exercise of stock options and our dividend reinvestment plan. At March 31, 2006, there were 4,998,725 options to purchase common shares outstanding under the company’s three stock option plans, as compared to 5,081,756 at December 31, 2005.

Off-Balance Sheet Arrangements
      In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our Consolidated Statements of Financial Position or are recorded on our Consolidated Statements of Financial Position in amounts that differ from the full contract amounts. Principal off-balance sheet activities we undertake include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. These types of arrangements are discussed below.
Guarantee Contracts
      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying interim condensed consolidated financial statements with respect to these indemnification guarantees.
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2006, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $257.7 million. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At March 31, 2006, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt, and cash margins held of approximately $116.0 million to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of its phosphate operations in Florida and Louisiana, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of March 31, 2006. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plans. The company has posted an irrevocable Cdn $2.0 million letter of credit as collateral.
      During the period, the company entered into various other commercial letters of credit in the normal course of operations.
      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.
Derivative Instruments
      We use derivative financial instruments to manage exposure to commodity price, interest rate and foreign exchange rate fluctuations. We may choose to enter into certain derivative transactions that may not qualify for hedge accounting treatment under Canadian GAAP, but nonetheless economically hedge certain of our business strategies. These economic hedges are recorded at fair value on our Consolidated Statements of Financial Position and marked-to-market each reporting period. However, we consider any derivative transactions that are specifically designated (and qualify) for hedge accounting under Canadian GAAP to be off-balance sheet items since they are not recorded at fair value.
      We employ derivative instruments to hedge the future cost of the committed and anticipated natural gas purchases primarily for our US nitrogen plants. By policy, the maximum period for these hedges cannot exceed ten years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. The fair value of the company’s gas hedging contracts at March 31, 2006 was $208.1 million (2005 — $144.8 million). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.
      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At March 31, 2006, the company had no swap agreements outstanding. At March 31, 2005, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $225.0 million.
      Refer to Note 28 to the consolidated financial statements in our 2005 Annual Report — Financial Review for more detail on our accounting for and types of financial instruments. Other than as described above, there have been no significant changes to these instruments during the first three months of 2006.
Long-term Fixed Price Contracts
      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.
QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions)	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
except per-share amounts	2006	2005	2005	2005	2005	2004	2004	2004

Sales	$861.6	$930.5	$938.0	$1,057.3	$921.4	$866.6	$815.7	$833.7

Gross margin	203.5	242.2	279.5	344.8	258.5	197.3	189.4	170.7

Net income	125.5	117.1	130.3	164.2	131.3	100.1	75.2	72.6

Net income per share — basic	1.21	1.11	1.20	1.50	1.18	0.91	0.69	0.68

Net income per share — diluted	1.19	1.09	1.17	1.46	1.15	0.88	0.68	0.67

      Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

      Certain aspects of our business can be impacted by seasonal factors. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres. However, planting conditions and the timing of customer purchases will vary each year and fertilizer sales can be expected to shift from one quarter to another. Most feed and industrial sales are by contract and are more evenly distributed throughout the year.
RELATED PARTY TRANSACTIONS
      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2006 were $73.4 million (2005 — $151.9 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.
CRITICAL ACCOUNTING ESTIMATES
      Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
      The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2005 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies in the first three months of 2006.
      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.
RECENT ACCOUNTING CHANGES
Significant Accounting Policies
      In January 2006, we adopted Emerging Issues Committee Abstract No. 157, “Implicit Variable Interests Under AcG-15” (“EIC-157”). This EIC addresses whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. An implicit variable interest acts the same as an explicit variable interest except that it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. The implementation of EIC-157 did not have a material impact on the company’s consolidated financial statements.

Recent Accounting Pronouncements
Canada
Comprehensive Income, Equity, Financial Instruments and Hedges
      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called other comprehensive income (“OCI”); and

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and be substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffective portion will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.
      The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption will be permitted only as of the beginning of a fiscal year. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies at the time of adoption.
Conditional Asset Retirement Obligations
      In November 2005, the Emerging Issues Committee issued Abstract No. 159, “Conditional Asset Retirement Obligations”, to clarify the accounting treatment for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under this EIC, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The guidance is effective for the second quarter of 2006 and is to be applied retroactively, with restatement of prior periods. The implementation of this EIC is not expected to have a material impact on the company’s consolidated financial statements.
Stripping Costs Incurred in the Production Phase of a Mining Operation
      In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation”. This EIC discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. The EIC concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either as a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of this EIC is not expected to have a material impact on the company’s consolidated financial statements.

United States
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance was effective for inventory costs incurred during 2006 and did not have a material impact on the company’s consolidated financial statements.
      In March 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry”, that stripping costs incurred during production are variable inventory costs that should be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. The consensus was effective for the company in the first quarter of 2006. In accordance with the transition guidance and as disclosed in Note 12 to the interim condensed consolidated financial statements, the company recorded the effect of initially applying the consensus as a cumulative-effect adjustment recognized in the opening balance of US GAAP retained earnings as of January 1, 2006.
RISK MANAGEMENT
      Effective planning and execution of our strategy requires detailed analysis of associated risks and management of those risks to prevent loss. PotashCorp has adopted a risk management framework which identifies potential events that could have adverse effects. We then manage those risk events to provide reasonable assurance that they will not prevent us from achieving our goals and objectives — the road maps for successful execution of our strategy. We assess risks by identifying, measuring and prioritizing them, based on their estimated likelihood and severity of loss. Through mitigation responses, we accept, control, share or transfer, diversify or avoid each risk. Thereafter, we monitor them at company, process and activity levels.
      We have identified six major corporate categories of risks: markets/business, distribution, operational, financial/information technology, regulatory and integrity/empowerment. Together and separately, these threaten our strategies and affect our ability to take advantage of opportunities to maximize returns for all stakeholders, as our value proposition requires. Risk threats are intricately interwoven, but they can be reduced by implementing appropriate mitigation activities. Most severe of all risk consequences is a loss of reputation, as that could threaten our earnings, our access to capital or our brand by creating negative opinions of PotashCorp in the minds of employees, customers, investors or our communities. A risk to reputation affects our ability to execute our strategies.
      All risks are plotted on a matrix that recognizes that the inherent risks to the company can be reduced by lowering either the expected frequency or the severity of the consequences. These mitigation activities serve to reduce the residual risk levels. Management identifies the most significant residual risks to our strategy and reports to the Board on the mitigation plans to manage them.
      The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. The Company’s Risk Management Process is continuous and ongoing. A discussion of enterprise-wide risk management can be found on pages 20 to 22 of our 2005 Annual Report — Financial Review. There have been no significant changes to management’s assessments during the first three months of 2006.
OUTLOOK
      The world’s potash market is well positioned to regain its momentum. Most customers have worked through their product supply, leaving available inventories in the hands of producers. Shipments are expected to ramp up strongly partway through the second quarter and continue at higher volumes through the end of the year. However, due to the delay in reaching a settlement on price with China, we are shutting down our Lanigan and Allan mines for one week in May. Supply is being further constrained by an illegal labor strike at APC in Jordan that began on April 24, 2006, and there are reports of shutdowns at all three of Silvinit’s mines in Russia and curtailments at three of four Belarus mines.

      After negotiations are completed, Canpotex shipments to China for the remainder of the year are expected to approximate the record volumes for all of 2005. Brazil is also expected to purchase more vigorously in the second half, which is its spring season, taking somewhere between the record tonnes of 2004 and the reduced levels of 2005. The issues that slowed its 2005 purchases are being resolved, as potash inventories are low, a significant government aid package for farmers has been announced and the Brazilian real, while still strong, has stabilized. India has worked through its inventories and is currently negotiating new potash price and volume contracts. We anticipate these negotiations will conclude quickly, as we believe India’s NPK producers are short of potash. Southeast Asian countries are expected to continue purchasing as a result of favorable growing conditions, lower inventories and an increasing need for potash. An expected favorable price settlement with China and lower dry bulk ocean-freight rates should support higher realized potash prices going forward.
      In North America, the spring season is now strengthening, buoyed by improving corn prices, decent weather and a need to catch up on potash applications after less was used last fall.
      PotashCorp also benefits from the evolving global energy story. Continuing high natural gas prices are a reality, not only in the US but globally as well. The increase in gas prices in Western and Eastern Europe, including Russia, is making our Trinidad asset even more valuable. First, the tightening energy supply has pushed up prices for natural gas, which increases the profitability of our Trinidad nitrogen operation. It not only keeps nitrogen product prices high, but expands our margins, given our favorable gas contracts. In addition, as oil prices reach all-time highs, ocean-going vessel bunker costs rise, and the proximity of Trinidad to the US becomes increasingly important. These attributes give us an excellent opportunity to capitalize on rising energy costs.
      Secondly, the demand for ethanol and biofuels is rising. These energy products are made from crops that are intensive users of potash and other fertilizers. In Brazil, high fuel prices are leading to a rapid expansion of sugar cane acreage — a crop that uses over four times as much potash per hectare as soybeans in that country. In the US, the escalating energy demand is strengthening corn fundamentals by boosting consumption for ethanol production. In other countries, increased oil crop production is required to meet rising demand for biodiesel. This evolving shift to biofuels is tightening supply/demand fundamentals and, in the short term, is improving commodity prices for the crops involved. In the longer term, it will require even greater crop yields, which should be favorable for fertilizer consumption.
      Natural gas futures for the next 12 months are trading at between $7 and $12 per MMBtu, which is expected to drive continued strong financial performance of our Trinidad asset. The debottlenecking of our Trinidad 02 plant was completed in the first quarter, increasing its annual ammonia production by 70,000 tonnes, or 17 percent. The 01 plant debottleneck will be implemented during a three-week turnaround starting in May 2006.
      The current market value of our total North American 10-year gas hedge position is approximately $270 million.
      Capital expenditures for 2006 are now expected to be $500 million, plus capitalized interest. Selling and administrative expenses in the second quarter of 2006 are expected to be similar to the same quarter last year. This is again due to a non-cash expense associated with performance stock options that, upon shareholder approval, are expected to be granted in that quarter. However, our significant Saskatchewan potash operations may allow us further benefits from potential federal and provincial tax changes.
      Based on a $1.15 Canadian dollar, PotashCorp is expecting second-quarter net income per share to be in the range of $1.25 to $1.50 per diluted share and continues to believe net income for the full year will be in the range of $5.25 to $6.25 per diluted share. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar typically has an impact of approximately $3.8 million on the foreign-exchange line, or $0.03 per share on an after-tax basis, although this is primarily a non-cash item.

FORWARD LOOKING STATEMENTS
      Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after March 31, 2006, are forward-looking statements subject to risks and uncertainties. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions including foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, natural gas, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; and government policy changes. Additional risks and uncertainties can be found in filings with the U.S. Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this Quarterly Report on Form 10-Q, and the company disclaims any obligation to update or revise the forward looking statements, whether as a result of new information, future events or otherwise. In the case of guidance, should subsequent events show that the forward-looking statements released herein may be materially off-target, the company will evaluate whether to issue, and, if appropriate following such review, issue a news release updating guidance or explaining reasons for the difference.
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the potential for loss from changes in the value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.
Commodity Risk
      Our natural gas purchase strategy is based on diversification of price for our total gas requirements (which represents the forecast consumption of natural gas volumes by our manufacturing and mining facilities). The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk.
      Our US nitrogen results are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Changes in the fair value of such derivative instruments, with maturities in 2006 through 2015, will generally relate to changes in the spot price of natural gas purchases.
      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2006, our estimated derivative commodity instruments market risk exposure was $54.8 million (2005 — $41.6 million). Actual results may differ from this estimate.

Interest Rate Risk
      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.
      As at March 31, 2006, our short-term debt (comprised of commercial paper) was $604.9 million, our current portion of long-term debt was $1.2 million and our long-term debt was $1,257.3 million. Long-term debt is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At March 31, 2006, we had no interest rate swap agreements outstanding.
      Since the majority of our outstanding borrowings have fixed interest rates, the primary market risk exposure is to changes in fair value. We estimate that, all else being constant, a hypothetical 10-percent change in interest rates would not materially impact our results of operations or financial position. If interest rates changed significantly, management would likely take actions to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
      As at March 31, 2006, we had entered into forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $116.0 million (2005 — $24.0 million) at an average exchange rate of 1.1636 per US dollar (2005 — 1.2143). We had also entered into forward contracts to sell US dollars and receive Euros in the notional amount of $7.5 million at an average exchange rate of 1.2133 per Euro and to sell Canadian dollars and receive Euros in the notional amount of $4.1 million at an average exchange rate of 1.3961 per Euro. No such forward contracts were outstanding as at March 31, 2005. Maturity dates for all forward contracts are within 2006 and 2007.
ITEM 4.       CONTROLS AND PROCEDURES
      As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
      There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION
ITEM 5.       OTHER INFORMATION
      The company’s 2006 Performance Option Plan (the “2006 Plan”) was adopted by the company’s Board of Directors on February 27, 2006 and approved by shareholders of the company on May 4, 2006. The 2006 Plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2008. A maximum aggregate of 1,400,000 common shares may be issued pursuant to stock options granted under the 2006 Plan. A copy of the 2006 Plan is attached as Exhibit 10(dd) to this Quarterly Report on Form 10-Q.
      On May 4, 2006, the company’s Board of Directors approved the form of option agreement to be used in connection with grants of options under the 2006 Plan. Also on May 4, 2006, a total number of 894,900 options to purchase common shares of the company were granted under the 2006 Plan, at an exercise price per share of Cdn $111.80 for those options denominated in Canadian dollars and an exercise price per share of US$101.01 for those options denominated in US dollars, the closing price for a common share of the company on May 3, 2006 on the Toronto Stock Exchange and New York Stock Exchange, respectively. A copy of the form of option agreement is attached hereto as Exhibit 10(dd).
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

Exhibit
Number	Description of Document

10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004.
10(o)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(p)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(q)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(r)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description of Document

10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement.
10(ee)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the 2005 Form 10-K.
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.
May 5, 2006

By:	/s/ Joseph Podwika

Joseph Podwika
Senior Vice President, General Counsel and Secretary
May 5, 2006

By:	/s/ Wayne R. Brownlee

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

Exhibit
Number	Description of Document

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the Second Quarter 2001 Form 10-Q.
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004.
10(o)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(p)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(q)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(r)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement.
10(ee)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the 2005 Form 10-K.
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.