Form 10-Q
period 2006-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2006-08-04
CIK 855931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10351
POTASH CORPORATION OF SASKATCHEWAN INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 – 1st Avenue South Saskatoon, Saskatchewan, Canada (Address of principal executive offices)	S7K 7G3 (Zip Code)
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
YES ☑                              NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                              Accelerated filer ☐                              Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐                              NO ☑
      As at July 31, 2006, Potash Corporation of Saskatchewan Inc. had 103,875,747 Common Shares outstanding.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005

Assets
Current assets
Cash and cash equivalents	$129.7	$93.9
Accounts receivable	401.8	453.3
Inventories (Note 2)	517.7	522.5
Prepaid expenses and other current assets	74.8	41.1

	1,124.0	1,110.8

Property, plant and equipment	3,397.7	3,262.8
Other assets (Note 3)	976.6	852.8
Intangible assets	32.1	34.5
Goodwill	97.0	97.0

	$5,627.4	$5,357.9

Liabilities
Current liabilities
Short-term debt	$556.5	$252.2
Accounts payable and accrued charges	489.9	842.7
Current portion of long-term debt	401.0	1.2

	1,447.4	1,096.1

Long-term debt	857.1	1,257.6
Future income tax liability	555.7	543.3
Accrued pension and other post-retirement benefits	215.6	213.9
Accrued environmental costs and asset retirement obligations	101.6	97.3
Other non-current liabilities and deferred credits	13.4	17.2

	3,190.8	3,225.4

Contingencies and Guarantees (Notes 11 and 12, respectively)
Shareholders’ Equity
Share capital	1,390.9	1,379.3
Unlimited authorization of common shares without par value; issued and outstanding 103,873,947 and 103,593,792 at June 30, 2006 and December 31, 2005, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	59.1	36.3
Retained earnings	986.6	716.9

	2,436.6	2,132.5

	$5,627.4	$5,357.9

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Sales (Note 6)	$928.7	$1,057.3	$1,790.3	$1,978.7
Less: Freight	62.3	67.4	117.2	134.6
Transportation and distribution	35.8	32.1	67.0	61.0
Cost of goods sold	577.2	613.0	1,149.2	1,179.8

Gross Margin	253.4	344.8	456.9	603.3

Selling and administrative	47.9	54.9	78.7	84.2
Provincial mining and other taxes	14.5	44.2	28.7	82.6
Foreign exchange loss (gain)	16.3	(6.1)	13.9	(12.0)
Other income (Note 9)	(20.0)	(13.9)	(51.2)	(33.9)

	58.7	79.1	70.1	120.9

Operating Income	194.7	265.7	386.8	482.4
Interest Expense	20.7	20.6	43.9	41.3

Income Before Income Taxes	174.0	245.1	342.9	441.1
Income Taxes (Note 4)	(1.1)	80.9	42.3	145.6

Net Income	$175.1	$164.2	300.6	295.5

Retained Earnings, Beginning of Period			716.9	701.5
Dividends			(30.9)	(33.5)

Retained Earnings, End of Period			$986.6	$963.5

Net Income Per Share (Note 5)
Basic	$1.69	$1.50	$2.90	$2.68
Diluted	$1.65	$1.46	$2.84	$2.61

Dividends Per Share	$0.15	$0.15	$0.30	$0.30

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Operating Activities
Net income	$175.1	$164.2	$300.6	$295.5

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	60.4	62.4	119.2	122.0
Stock-based compensation	22.5	23.0	24.0	24.0
Loss on disposal of long-term assets	—	3.5	0.3	5.5
Foreign exchange on future income tax	12.3	(2.8)	12.1	(4.0)
(Recovery of) provision for future income tax	(27.8)	8.1	(13.9)	14.6
Undistributed earnings of equity investees	13.9	(1.3)	1.5	(14.4)
Other long-term liabilities	0.6	13.8	2.6	19.0

Subtotal of adjustments	81.9	106.7	145.8	166.7

Changes in non-cash operating working capital
Accounts receivable	(11.8)	35.5	51.5	(28.0)
Inventories	(10.4)	11.3	(1.5)	9.6
Prepaid expenses and other current assets	(6.7)	6.7	(33.7)	0.5
Accounts payable and accrued charges	(86.9)	23.9	(334.0)	25.7

Subtotal of changes in non-cash operating working capital	(115.8)	77.4	(317.7)	7.8

Cash provided by operating activities	141.2	348.3	128.7	470.0

Investing Activities
Additions to property, plant and equipment	(131.1)	(74.4)	(251.1)	(137.4)
Purchase of long-term investments	(3.7)	(93.5)	(130.0)	(93.5)
Proceeds from disposal of property, plant and equipment and long-term investments	0.2	0.9	2.2	10.5
Other assets and intangible assets	7.5	—	3.0	3.0

Cash used in investing activities	(127.1)	(167.0)	(375.9)	(217.4)

Cash before financing activities	14.1	181.3	(247.2)	252.6

Financing Activities
Repayment of long-term debt obligations	(0.4)	(0.4)	(0.7)	(0.6)
(Repayment of) proceeds from short-term debt obligations	(48.4)	(1.0)	304.3	(0.2)
Dividends	(15.2)	(16.7)	(30.5)	(33.2)
Repurchase of common shares	—	(235.1)	—	(317.4)
Issuance of common shares	6.9	16.2	9.9	63.2

Cash (used in) provided by financing activities	(57.1)	(237.0)	283.0	(288.2)

(Decrease) Increase in Cash and Cash Equivalents	(43.0)	(55.7)	35.8	(35.6)
Cash and Cash Equivalents, Beginning of Period	172.7	479.0	93.9	458.9

Cash and Cash Equivalents, End of Period	$129.7	$423.3	$129.7	$423.3

Supplemental cash flow disclosure
Interest paid	$33.8	$29.5	$50.1	$40.7
Income taxes paid	$82.5	$31.9	$224.5	$107.4

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2006
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies
Basis of Presentation
      With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 13. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2005 annual consolidated financial statements, except as described below.
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
Changes in Accounting Policies
Implicit Variable Interests
      In January 2006, the company adopted Emerging Issues Committee Abstract No. 157, “Implicit Variable Interests Under AcG-15” (“EIC-157”). EIC-157 addresses whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. An implicit variable interest acts the same as an explicit variable interest except that it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. The implementation of EIC-157 did not have a material impact on the company’s consolidated financial statements.
Conditional Asset Retirement Obligations
      In April 2006, the company adopted Emerging Issues Committee Abstract No. 159, “Conditional Asset Retirement Obligations” (“EIC-159”). EIC-159 clarifies the accounting treatment for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under EIC-159, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The implementation of EIC-159 did not have a material impact on the company’s consolidated financial statements.

Recent Accounting Pronouncements
Comprehensive Income, Equity, Financial Instruments and Hedges
      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to- maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called other comprehensive income (“OCI”); and

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and be substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffective portion will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.
      The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies at the time of adoption.
Stripping Costs Incurred in the Production Phase of a Mining Operation
      In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation” (“EIC-160”). EIC-160 discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. EIC-160 concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of EIC-160, which is effective in fiscal years beginning on or after July 1, 2006, and may be applied retroactively, is not expected to have a material impact on the company’s consolidated financial statements.
Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date
      In July 2006, the Emerging Issues Committee issued Abstract No. 162, “Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date” (“EIC-162”). EIC-162 discusses how compensation cost attributable to a stock-based award for a compensation plan that contains provisions that allow an employee’s stock-based award to continue vesting after the employee has retired from the entity should be accounted for in the case of an employee who is eligible to retire at the grant date, or who will become eligible to retire during the vesting period. In the case of an employee who is eligible to retire at the grant date, EIC-162 concludes that compensation cost should be recognized on the grant date. In the case of an employee who will become eligible to retire during the vesting period, the compensation cost should be recognized over the period from the grant date to the date the employee becomes eligible to retire. The implementation of EIC-162 is effective January 1, 2007, with earlier adoption encouraged, and is not expected to have a material impact on the company’s consolidated financial statements.

2.   Inventories

	June 30,	December 31,
	2006	2005

Finished product	$251.3	$268.5
Intermediate products	102.0	94.9
Raw materials	62.9	59.9
Materials and supplies	101.5	99.2

	$517.7	$522.5

3.   Other Assets
      In February 2006, the company acquired an additional 10.01-percent interest in the ordinary shares of Sinochem Hong Kong Holdings Limited (“Sinofert”) for cash consideration of $126.3. The purchase price was financed by short-term debt. The additional investment increased the company’s interest in Sinofert to 20 percent.
      In April 2006, the company purchased an additional 220,100 shares of Arab Potash Company Ltd. (“APC”) for cash consideration of $3.7. The company’s ownership interest in APC remains at approximately 28 percent.
4.   Income Taxes
      The company’s consolidated effective income tax rate for the three month period ended June 30, 2006 is approximately negative 1 percent (2005 — 33 percent) and for the six months ended June 30, 2006 is approximately 12 percent (2005 — 33 percent). The reduction in the consolidated effective income tax rates was due to the following:

•	During the quarter ended June 30, 2006, the company reduced its consolidated effective income tax rate from 33 percent to 30 percent for the 2006 year. The impact of this change on prior periods, as applicable, was reflected during the quarter. The change was primarily attributable to two factors. First, during the quarter ended June 30, 2006, the Province of Saskatchewan enacted changes to the corporation income tax. The corporate income tax rate will be reduced from 17 percent to 12 percent over the next three years, with a 3 percentage point reduction (to 14 percent) effective July 1, 2006 and further 1 percentage point reductions on July 1, 2007 and July 1, 2008. The impact of this change on the company’s future income tax liability was recognized during the second quarter of 2006. Second, during the three months ended June 30, 2006, the company revised its estimated allocation of annual income before income taxes by jurisdiction.

•	During the quarter ended June 30, 2006, the Government of Canada enacted changes to the federal corporation income tax and the corporate surtax. The federal corporate income tax rate will be reduced from 21 percent to 19 percent over the next four years, with a 0.5 percentage point reduction effective January 1, 2008 and January 1, 2009, and a further 1 percentage point reduction on January 1, 2010. The federal corporate surtax will be reduced from 1.12 percent to nil in 2008. The impact of this change on the company’s future income tax liability was recognized during the second quarter of 2006.

•	Income tax refunds totaling $15.8 were recorded relating to a recent Canadian appeals court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge. Refunds related to the 2002-2004 taxation years were recognized during the three months ended March 31, 2006 and a refund in connection with the 2001 taxation year was recognized during the three months ended June 30, 2006. The company also expects income tax refunds in connection with the 1999-2000 taxation years and a further refund in respect of the 2001 taxation year. These refunds are currently under review and have not been reflected in these interim condensed consolidated financial statements.

5.   Net Income Per Share
      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2006 of 103,794,000 (2005 — 109,636,000). Basic net income per share for the year to date is calculated on the weighted average shares issued and outstanding for the six months ended June 30, 2006 of 103,718,000 (2005 — 110,365,000).
      Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (i) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (ii) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2006 was 105,920,000 (2005 — 112,436,000) and for the six months ended June 30, 2006 was 105,879,000 (2005 — 113,406,000).
6.   Segment Information
      The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2006
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$296.4	$342.4	$289.9	$—	$928.7
Freight	32.8	9.1	20.4	—	62.3
Transportation and distribution	11.0	13.6	11.2	—	35.8
Net sales — third party	252.6	319.7	258.3	—
Cost of goods sold	119.8	228.0	229.4	—	577.2
Gross margin	132.8	91.7	28.9	—	253.4
Depreciation and amortization	15.0	19.0	22.9	3.5	60.4
Inter-segment sales	0.8	28.5	2.4	—	—

	Three Months Ended June 30, 2005
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$401.6	$364.4	$291.3	$—	$1,057.3
Freight	37.5	9.9	20.0	—	67.4
Transportation and distribution	9.5	13.8	8.8	—	32.1
Net sales — third party	354.6	340.7	262.5	—
Cost of goods sold	131.3	241.3	240.4	—	613.0
Gross margin	223.3	99.4	22.1	—	344.8
Depreciation and amortization	18.3	17.5	24.0	2.6	62.4
Inter-segment sales	2.4	28.7	4.7	—	—

	Six Months Ended June 30, 2006
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$522.2	$674.3	$593.8	$—	$1,790.3
Freight	57.8	18.7	40.7	—	117.2
Transportation and distribution	18.4	26.9	21.7	—	67.0
Net sales — third party	446.0	628.7	531.4	—
Cost of goods sold	222.4	457.6	469.2	—	1,149.2
Gross margin	223.6	171.1	62.2	—	456.9
Depreciation and amortization	26.8	38.3	47.2	6.9	119.2
Inter-segment sales	4.8	60.4	4.6	—	—

	Six Months Ended June 30, 2005
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$753.7	$669.2	$555.8	$—	$1,978.7
Freight	74.7	20.1	39.8	—	134.6
Transportation and distribution	18.6	25.5	16.9	—	61.0
Net sales — third party	660.4	623.6	499.1	—
Cost of goods sold	260.9	458.9	460.0	—	1,179.8
Gross margin	399.5	164.7	39.1	—	603.3
Depreciation and amortization	36.4	34.4	46.3	4.9	122.0
Inter-segment sales	4.4	48.5	8.9	—	—
7.   Stock-Based Compensation
      On May 4, 2006, the company’s shareholders approved the 2006 Performance Option Plan under which the company may, after February 27, 2006 and before January 1, 2007, issue options to acquire up to 1,400,000 common shares. Under the plan, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2006, options to purchase a total of 894,900 common shares have been granted under the plan. The weighted average fair value of options granted was $38.53 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.60
Expected volatility	30%
Risk-free interest rate	4.90%
Expected life of options	6.5 years
8.   Pension and Other Post-Retirement Expenses

	Three Months		Six Months
	Ended June 30		Ended June 30
Defined Benefit Pension Plans	2006	2005	2006	2005

Service cost	$3.6	$3.4	$7.2	$7.0
Interest cost	8.4	7.8	16.8	15.6
Expected return on plan assets	(9.6)	(9.5)	(19.2)	(18.4)
Net amortization	2.8	1.3	5.7	3.0

Net expense	$5.2	$3.0	$10.5	$7.2

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Post-Retirement Plans	2006	2005	2006	2005

Service cost	$1.2	$1.4	$2.4	$2.8
Interest cost	3.1	3.3	6.1	6.6
Net amortization	(0.1)	0.4	(0.2)	0.8

Net expense	$4.2	$5.1	$8.3	$10.2

      For the three months ended June 30, 2006, the company contributed $6.7 to its defined benefit pension plans, $2.9 to its defined contribution pension plans and $2.2 to its other post-retirement plans. Contributions for the six months ended June 30, 2006 were $13.5 to defined benefit pension plans, $8.9 to defined contribution pension plans and $4.3 to other post-retirement plans. Total 2006 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2005.
9.   Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005

Share of earnings of equity investees	$16.0	$13.4	$28.4	$26.5
Dividend income	3.0	—	12.1	3.1
Other	1.0	0.5	10.7	4.3

	$20.0	$13.9	$51.2	$33.9

10. Seasonality
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.
11. Contingencies
Canpotex
      PotashCorp is a shareholder in Canpotex Limited (“Canpotex”), which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first six months of 2006 or 2005.
Mining Risk
      In common with other companies in the industry, the company is unable to acquire insurance on its underground assets.
Investment in APC
      The company is party to a shareholders agreement with Jordan Investment Company (“JIC”) with respect to its investment in APC. The terms of the shareholders agreement provide that, from October 17, 2006 to October 16, 2009, JIC may seek to exercise a put option (the “Put”) to require the company to purchase JIC’s remaining common shares in APC. If the Put were exercised, the company’s purchase price would be calculated in accordance with a specified formula based, in part, on earnings of APC. The amount, if any, which the company may have to pay for JIC’s remaining common shares if there were to be a valid exercise of the Put would be determinable at the time JIC provides appropriate notice to the company pursuant to the terms of the agreement.
Legal and Other Matters
      In 1994, PCS Joint Venture Ltd. (“PCS Joint Venture”) responded to information requests from the US Environmental Protection Agency (“USEPA”) and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site are attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. PCS Joint Venture began the remediation in November 2005 and completed soil excavation activities in March 2006. No significant change to management’s estimate of accrued costs was required as of June 30, 2006 as a result of approval of the remedial action plan.
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
      Certain of the company’s facilities have asbestos-containing materials which the company will be obligated to remove and dispose in a special manner should the asbestos become friable (i.e., readily crumbled or powdered) or should the property be demolished. As of June 30, 2006, the company has not recognized this conditional asset retirement obligation in its interim condensed consolidated financial statements because it does not have sufficient information to estimate the fair value of the obligation. As a result of the longevity of the company’s facilities where asbestos exists, due in part to the company’s maintenance procedures, and the fact that the company does not have plans for major changes that would require the removal of asbestos, the timing of the removal of asbestos is indeterminable and the time over which the company may settle the obligation cannot be reasonably estimated as at June 30, 2006. The company would recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.
12. Guarantees
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
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2006, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $241.3. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2006, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $92.7 to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of its phosphate operations in Florida and Louisiana, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of June 30, 2006. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan (“Province”) require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plans. Industry participants provided the Province with revised D&R plans (including financial assurances) for review. In June 2006, the Province advised that it required additional time to review the plans. The Province also advised that it will continue to recognize the previously approved D&R plans as current and in compliance with the environmental regulations until the review is finalized and a response is provided. The Province advised that it would target a response date of September 30, 2006, or sooner. The company has posted an irrevocable Cdn $2.0 letter of credit as collateral.
      During the period, the company entered into various other commercial letters of credit in the normal course of operations.
      The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.
13. Reconciliation of Canadian and United States Generally Accepted Accounting Principles
      Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 33 to the consolidated financial statements for the year ended December 31, 2005 in the company’s 2005 Annual Report — Financial Review.
      (a) Long-term investments: Investments for which the company is unable to exercise significant influence, control or joint control are stated at cost. US GAAP requires that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of other comprehensive income.
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
      (e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at June 30, 2006 and 2005, the start-up costs deferred for Canadian GAAP were not material.
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
      (j) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. Effective January 1, 2006, US GAAP requires that these liability awards be measured at fair value at each reporting period. As at June 30, 2006, the difference between Canadian and US GAAP was not significant. The company uses a Monte Carlo simulation model to estimate the fair value of its liability awards for US GAAP purposes.
      Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP stock options are recognized over the requisite service period which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder. For options granted under the PotashCorp 2006 Performance Option Plan, the service period commenced January 1, 2006 under Canadian GAAP and May 4, 2006 under US GAAP. This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income as reported — Canadian GAAP	$175.1	$164.2	$300.6	$295.5
Items increasing (decreasing) reported net income
Cash flow hedge ineffectiveness	0.2	0.8	0.6	1.0
Depreciation and amortization	2.1	2.1	4.2	4.2
Stock-based compensation	1.9	—	1.9	—
Stripping costs	0.7	—	2.2	—
Share of earnings of equity investees	0.5	—	0.5	—
Deferred income taxes related to the above adjustments	9.7	(1.0)	8.3	(1.7)
Income taxes related to stock-based compensation	(3.6)	(1.5)	(4.4)	(12.3)

Net income — US GAAP	186.6	$164.6	313.9	$286.7

Basic weighted average shares outstanding — US GAAP	103,794,000	109,636,000	103,718,000	110,365,000

Diluted weighted average shares outstanding — US GAAP	105,920,000	112,436,000	105,879,000	113,406,000

Basic net income per share — US GAAP	$1.80	$1.50	$3.03	$2.60

Diluted net income per share — US GAAP	$1.76	$1.46	$2.96	$2.53

	June 30,	December 31,
	2006	2005

Total assets as reported — Canadian GAAP	$5,627.4	$5,357.9
Items increasing (decreasing) reported total assets
Inventory	—	(7.2)
Available-for-sale securities (unrealized holding gain)	575.7	355.2
Fair value of derivative instruments	184.8	277.1
Property, plant and equipment	(113.9)	(118.1)
Exploration costs	(6.4)	(6.4)
Stripping costs	(22.1)	—
Pension and other post-retirement benefits	14.1	14.1
Intangible asset relating to additional minimum pension liability	11.1	11.1
Investment in equity investees	5.5	4.8
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$6,229.5	$5,841.8

	June 30,	December 31,
	2006	2005

Total shareholders’ equity as reported — Canadian GAAP	$2,436.6	$2,132.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	519.3	343.2
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	57.4	53.2
Exploration costs	(6.4)	(6.4)
Stripping costs	2.2	—
Cash flow hedge ineffectiveness	5.5	4.9
Pension and other post-retirement benefits	14.1	14.1
Share of earnings of equity investees	4.2	3.7
Deferred income taxes relating to the above adjustments	35.3	27.0
Cumulative-effect adjustment to retained earnings in respect of stripping costs	(16.3)	—

Shareholders’ equity — US GAAP	$2,854.8	$2,375.1

	Six Months Ended
	June 30
	2006	2005

Net income — US GAAP	$313.9	$286.7

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	220.5	79.1
Change in gains and losses on derivatives designated as cash flow hedges	(42.7)	131.0
Reclassification to income of gains and losses on cash flow hedges	(40.7)	(22.9)
Share of other comprehensive income of equity investees	0.2	—
Deferred income taxes related to other comprehensive income	38.8	(61.8)

Other comprehensive income, net of related income taxes	176.1	125.4

Comprehensive income — US GAAP	$490.0	$412.1

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	June 30,	December 31,
	2006	2005

Unrealized gains and losses on available-for-sale securities	$478.8	$236.3
Gains and losses on derivatives designated as cash flow hedges	114.2	182.4
Additional minimum pension liability	(54.1)	(55.4)
Share of accumulated other comprehensive income of equity investees	1.3	0.8
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income(1) — US GAAP	$519.3	$343.2

(1)	Accumulated other comprehensive income is a separate component of shareholders’ equity under US GAAP.
Supplemental US GAAP Disclosures
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance was effective for inventory costs incurred during 2006 and did not have a material impact on the company’s consolidated financial statements.

      In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the model, the consolidated financial statements will reflect expected future income tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The evaluation of tax positions under FIN No. 48 will be a two-step process, whereby (i) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and, (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The company is reviewing the guidance (which is effective for the first quarter of 2007) to determine the potential impact, if any, on its consolidated financial statements.
Available-for-Sale Securities
      The company’s investments in Israel Chemicals Ltd. and Sinofert are classified as available-for-sale. The fair market value of these investments at June 30, 2006 was $967.1 and the unrealized holding gain was $575.7.
Stock-based Compensation
      The company has six stock-based employee compensation plans, which are described below. The total compensation cost charged to income in respect of these plans was $21.0 for the three months ended June 30, 2006 (2005 — $25.1) and $23.5 for the six months ended June 30, 2006 (2005 — $30.2).
      Prior to January 1, 2006, the company had elected to expense employee stock-based compensation using the fair value method prospectively for all awards granted or modified on or after January 1, 2003. Accordingly, stock-based employee compensation cost has been recognized in the Consolidated Statements of Operations since that time. Effective January 1, 2006, the company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified-prospective application transition method. Results for prior periods have not been restated. Because the fair value recognition provisions of SFAS No. 123, “Stock-Based Compensation”, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.
Stock Option Plans
      The company has four stock option plans.
      Under the Officers and Employees Plan, the company may, after February 3, 1998, issue options to acquire up to 13,852,250 common shares. Under the Directors Plan, the company may, after January 24, 1995, issue options to acquire up to 912,000 common shares. No stock options have been granted under the Directors Plan since November 2002, and the PCS Board of Directors determined in 2003 to discontinue granting stock options to directors. Under both plans, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant and an option’s maximum term is 10 years. All options granted to date have provided that one-half of the options granted in a year will vest one year from the date of the grant, with the other half vesting the following year.
      Under the 2005 Performance Option Plan the company may, after February 28, 2005 and before January 1, 2006, issue options to acquire up to 1,200,000 common shares. Under the 2006 Performance Option Plan the company may, after February 27, 2006 and before January 1, 2007, issue options to acquire up to 1,400,000 common shares. Under the performance plans, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant and an option’s maximum term is 10 years. The key design difference between the 2005 and 2006 Performance Option Plans and the company’s other stock option plans is the performance-based vesting feature. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital.
      The company issues new common shares to satisfy stock option exercises.
      A summary of option activity under the plans for the six months ended June 30, 2006, and changes during the period then ended, is presented below:

	Performance Option Plans				Officers and Employees and Directors Option Plans

			Weighted-				Weighted-
	Number of	Weighted-	Average	Aggregate	Number of	Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise	Contractual	Value (in	Subject to	Exercise	Contractual	Value (in
	Option	Price	Term (Years)	millions)	Option	Price	Term (Years)	millions)

Outstanding at January 1, 2006	1,186,000	$90.08			3,895,756	$38.41
Granted	894,900	101.01			—	—
Exercised	—	—			(274,463)	38.17
Cancelled	(11,500)	89.90			—	—

Outstanding at June 30, 2006	2,069,400	$95.45	9	$—	3,621,293	$39.34	6	$168.5

Exercisable at June 30, 2006	—	$—	—	$—	3,621,293	$39.34	6	$168.5

      The total intrinsic value of stock options exercised was $14.1 during the six months ended June 30, 2006. No stock options vested during this period. During the six months ended June 30, 2006 the company granted a total of 894,900 options to purchase common shares under the 2006 Performance Option Plan, as discussed in Note 7. The company estimates the fair value of each option grant as of the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used in arriving at the grant date fair values associated with stock options for which compensation cost was recognized during 2005 and 2006:

	Year of Grant
	2006	2005	2003

Expected dividend	$ 0.60	$ 0.60	$ 0.50
Expected volatility	30%	28%	27%
Risk-free interest rate	4.90%	3.86%	4.06%
Expected life of options	6.5 years	6.5 years	8 years
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

      A summary of the status of the company’s nonvested shares as of June 30, 2006, and changes during the six month period then ended, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	1,186,000	$29.82
Granted	894,900	38.53
Vested	—	—
Cancelled	(11,500)	29.50

Nonvested at June 30, 2006	2,069,400	$33.58

      As of June 30, 2006, 2,069,400 options remained unvested and there was $16.7 of total unrecognized compensation cost related to the company’s stock option plans. This cost is expected to be recognized over the period through December 31, 2008.
      Cash received from stock option exercises for the six months ended June 30, 2006 was $9.9 (2005 — $63.2), and the excess tax benefit recognized as additional paid in capital was $4.4 for the first six months of 2006 (2005 — $12.3).
Deferred Share Unit and Other Plans
      The company offers a deferred share unit plan to non-employee directors, which entitles those directors to receive discretionary grants of deferred share units (“DSUs”), each of which has a value equal to the market value of a common share at the time of its grant. The plan also allows each director to choose to receive, in the form of DSUs, all or a percentage of the director’s fee, which would otherwise be payable in cash. Each DSU fully vests upon award, but is distributed only when the director has ceased to be a member of the Board of Directors of the company. Vested units are settled in cash based on the common share price at that time. As of June 30, 2006, the total DSUs held by participating directors was 65,162 (2005 — 52,825). Compensation cost recognized in respect of DSUs for the three and six month periods ended June 30, 2006 was not significant.
      The company offers a performance unit incentive plan to senior executives and other key employees. The performance objectives under the plan are designed to further align the interests of executives and key employees with those of shareholders by linking the vesting of awards to the total return to shareholders over the three-year performance period ending December 31, 2008. Total shareholder return measures the capital appreciation in the company’s common shares, including dividends paid over the performance period. Vesting of one-half of the awards is based on increases in the total shareholder return over the three-year performance period. Vesting of the remaining one-half of the awards is based on the extent to which the total shareholder return matches or exceeds the total shareholder return of the common shares of a pre-defined peer group. Vested units are settled in cash based on the common share price generally at the end of the performance period. Compensation expense for this program is recorded and remeasured at fair value over the three-year performance cycle of the program. The company uses a Monte Carlo simulation model to estimate the fair value of these awards for US GAAP purposes.
      During the six months ended June 30, 2006, the company issued 152,592 performance units (2005 — nil) under the performance unit incentive plan at a weighted-average grant-date fair value of $78.08 per unit. As at June 30, 2006, 149,883 units remained unvested and outstanding. Total unrecognized compensation cost approximated $9.5, which is expected to be recognized over the period through December 31, 2008. However, such amount will be subject to change, as these liability awards are remeasured at fair value at each reporting period.
      During the six months ended June 30, 2006, cash of $34.5 was used to settle the company’s liability in respect of its performance unit incentive plan for the performance period January 1, 2003 to December 31,

2005. No other cash payments were made in respect of the company’s stock-based compensation plans during the first six months of 2006.
Derivative Instruments and Hedging Activities
Cash Flow Hedges
      The company has designated its natural gas derivative instruments as cash flow hedges. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the second quarter of 2006, a gain of $19.2 (2005 — $14.2) was recognized in cost of goods sold. For the first six months of 2006, the gain was $40.1 (2005 — $22.9). Of the deferred gains at quarter-end, approximately $70.9 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at June 30, 2006 was $187.1 (2005 — $168.5).
Fair Value Hedges
      At June 30, 2006, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $300.0 (2005 — $nil). The fair value of the swaps outstanding at June 30, 2006 was a liability of $2.3 (2005 — $nil).
14. Comparative Figures
      Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis is the responsibility of management and is as of August 4, 2006. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.
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
      Our goal is to be the low-cost global potash supplier on a delivered basis into all key world markets. We supplement this potash strategy by leveraging our strengths in nitrogen with our lower-cost gas in Trinidad and our specialty phosphate products, particularly the industrial product, purified phosphoric acid, produced in North Carolina.
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

	Representative	Performance
Goal	2006 Annual Target	to June 30, 2006

To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJUSBMI for 2006.	PotashCorp’s total shareholder return was 7 percent in the first six months of 2006, exceeding our sector average return of 5 percent though not the DJUSBMI return of 10 percent.

	Carry a higher multiple than the average of other fertilizer companies on both earnings and cash flow.	The company’s multiple at June 30, 2006 was 16.7 on earnings and 10.8 on cash flow versus the average of other fertilizer companies in our sector of 13.4 on earnings and 8.0 on cash flow.

To remain the leader and preferred supplier of potash, nitrogen and phosphate products worldwide.	Increase North American realized prices for potash by 10 percent.	North American realized potash prices were 11 percent higher in the first six months of 2006 compared to the 2005 annual average.

	Increase North American realized feed prices by 20 percent.	Compared to the 2005 annual average, North American realized feed prices increased in the six months ended June 30, 2006 as follows: Monocal by 24 percent, Dical by 25 percent and DFP by 31 percent.

	Increase realized nitric acid prices by 5 percent.	Realized nitric acid prices increased 14 percent during the six months ended June 30, 2006 compared to the average prices realized during 2005.

To be the low-cost supplier in our industry.	Achieve rock costs at Aurora and White Springs 3 percent below 2005.	Rock costs at Aurora were flat while White Springs increased 11 percent during the first half of 2006 compared to the corresponding period in 2005. Compared to the 2005 annual average, rock costs were flat at Aurora and up 9 percent at White Springs for the first six months of 2006.

	Achieve 5-percent reduction in per-tonne potash conversion costs on a Canadian dollar basis.	When compared to the 2005 annual average, Canadian dollar potash conversion costs increased 34 percent per tonne during the first half of 2006, largely as a result of the 339 days of production shutdowns during the first six months of 2006 as the company produced to meet market demand.

	Improve energy efficiency in Trinidad by 10 percent from 2005.	Trinidad energy efficiency rate deteriorated 5 percent during the first six months of 2006 compared to the 2005 annual average.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable and lost- time injury rates by 30 percent from 2005 levels.	Recordable and lost-time injury rates were 1.53 and 0.29, respectively, as compared to the targets of 1.60 and 0.19, respectively.

	Reduce reportable releases and permit excursions by 30 percent from 2005 levels.	Reportable release annualized rates declined 40 percent while permit excursions were down 45 percent during the first half of 2006 compared to 2005 annual levels.

FINANCIAL OVERVIEW
      This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 13 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.
      For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2005 Annual Report — Financial Review.
Earnings Guidance
      The company’s guidance for the second quarter of 2006 was earnings per share in the range of $1.25 to $1.50 per share, assuming a period end exchange rate of 1.15 Canadian dollars per US dollar. The final result was net income of $175.1 million, or $1.65 per share, negatively impacted by approximately $9 million ($0.09 per share) due to an actual exchange rate of 1.1150 Canadian dollars per US dollar at June 30, 2006.
Overview of Actual Results
Operations

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2006	2005	Change	Change	2006	2005	Change	Change

Sales	$928.7	$1,057.3	$(128.6)	(12)	$1,790.3	$1,978.7	$(188.4)	(10)
Freight	62.3	67.4	(5.1)	(8)	117.2	134.6	(17.4)	(13)
Transportation and distribution	35.8	32.1	3.7	12	67.0	61.0	6.0	10
Cost of goods sold	577.2	613.0	(35.8)	(6)	1,149.2	1,179.8	(30.6)	(3)

Gross margin	$253.4	$344.8	$(91.4)	(27)	$456.9	$603.3	$(146.4)	(24)

Operating income	$194.7	$265.7	$(71.0)	(27)	$386.8	$482.4	$(95.6)	(20)

Net income	$175.1	$164.2	$10.9	7	$300.6	$295.5	$5.1	2

Net income per share — basic	$1.69	$1.50	$0.19	13	$2.90	$2.68	$0.22	8

Net income per share — diluted	$1.65	$1.46	$0.19	13	$2.84	$2.61	$0.23	9

      Strong performance in our nitrogen and phosphate segments, significant contributions from offshore investments and favorable changes to federal and provincial income tax rates contributed to our record second-quarter earnings of $175.1 million or $1.65 per share. This compares to $164.2 million ($1.46 per share) in the second quarter of 2005, and raised earnings for the first six months of 2006 to $300.6 million ($2.84 per share) versus $295.5 million ($2.61 per share) in the same period last year. Canadian federal and provincial income tax rate reductions and income tax recoveries contributed $48.3 million to earnings during the second quarter of 2006 and $60.6 million for the first six months of the year. Further, a reduction in our 2006 annual consolidated effective income tax rate from 33 percent to 30 percent during the quarter added $10.3 million.
      Second-quarter gross margin was $253.4 million, down from $344.8 million in the same quarter last year, with the decline driven by a $90.5-million drop in potash gross margin. First-half 2006 gross margin was $456.9 million, down from $603.3 million in the first half of 2005 largely due to a $175.9-million reduction in potash gross margin. Potash shipments continued to be constrained through the second quarter as pricing in China and India was unresolved. These negotiations had a far-reaching impact, as several markets in Southeast Asia and Latin America (including Brazil) pulled product from internal inventories, delaying purchases while they monitored potash pricing. Sales in the North American market were also weakened through the spring season due to low crop commodity prices and fewer corn acres planted. As a result, it is estimated that North American consumption was off 10-15 percent for the 2005/2006 fertilizer year ending June 30. Compounding this was the efforts of fertilizer dealers to finish the season without inventories, which further reduced potash shipments. Despite the decline in potash gross margin quarter over quarter and year over year, potash was still the highest contributor to second-quarter and first-half gross margin at $132.8 million and $223.6 million, respectively.
      In nitrogen and phosphate, the desire to end the fertilizer year with empty bins also had an impact on North American sales volumes, as direct-application demand for ammonia, urea and DAP/ MAP was below average. The North American price for natural gas, a key input, continued its expected seasonal decline throughout the quarter. As well, natural gas storage in the US is at a historical high. Tight supply/demand fundamentals in Eastern and Western Europe — driven by continuing high gas prices and producer curtailments in those markets — set a floor for nitrogen prices in North America. Quarterly nitrogen gross margin of $91.7 million was the second highest in our history, trailing only the $99.4 million in last year’s second quarter. Year over year, nitrogen gross margin was $171.1 million, up 4 percent from last year’s first-half nitrogen gross margin of $164.7 million.
      Phosphate prices continued to climb for all products in response to continuing high input costs and reasonably tight supply/demand fundamentals. Consequently, phosphate gross margins grew quarter over quarter to $28.9 million and year over year to $62.2 million. This compares to $22.1 million and $39.1 million in the same periods of 2005.
      The strengthening of the Canadian dollar at June 30, 2006 compared to year-end 2005 and March 31, 2006 had a negative impact on earnings as it created a primarily non-cash foreign-exchange loss of $16.3 million for the second quarter and $13.9 million for the first six months of 2006, and raised potash production costs by approximately $8 million quarter over quarter and approximately $10 million year over year. Our investments in Arab Potash Company Ltd. (“APC”) in Jordan, Sociedad Quimica y Minera de Chile (“SQM”) in Chile, Sinochem Hong Kong Holdings Limited (“Sinofert”) in China and Israel Chemicals Ltd. (“ICL”) in Israel contributed $19.0 million during the three-month period ended June 30, 2006 and $40.5 million during the first half of the year, up 42 percent over second-quarter 2005 and 37 percent over first-half 2005. Provincial mining and other taxes were 67 percent and 65 percent lower than in the second quarter and first half of 2005, respectively, due to the benefit associated with the deductibility of capital expenditures related to our potash expansions and the decrease in potash gross margin.
Balance Sheet
      Total assets were $5,627.4 million at June 30, 2006, up $269.5 million or 5 percent over December 31, 2005. Total liabilities declined $34.6 million from December 31, 2005 to $3,190.8 million at June 30, 2006, and total shareholders’ equity increased $304.1 million during the same period to $2,436.6 million.
      The largest contributors to the increase in assets during the first six months of 2006 were intercorporate investments and property, plant and equipment. During the first half of the year, we acquired an additional 10-percent of the ordinary shares of Sinofert for $126.3 million and an additional 220,100 shares in APC for $3.7 million, and made additions to property, plant and equipment of $251.1 million ($104.8 million of which was spent to bring back idled potash capacity at Allan and Lanigan). These increases were partially offset by a reduction in accounts receivable which declined 11 percent (or $51.5 million) compared to December 31, 2005, primarily due to a 20-percent (or $70.3-million) drop in sales in the month of June 2006 compared to the month of December 2005.
      The decrease in liabilities was largely attributable to a $352.8-million decline in accounts payable and accrued charges at June 30, 2006 compared to December 31, 2005. Current income taxes payable declined $183.7 million as a result of the timing of payments during the six month period, lower profits in the potash segment and lower income tax rates enacted during the second quarter of 2006. Hedging margin deposits were down $81.0 million due to lower natural gas prices. Reductions in our performance based compensation accruals and timing of payments on our trade payables contributed the majority of the remaining decrease.

These reductions were partially offset by a $304.3-million increase in short-term debt at June 30, 2006 compared to December 31, 2005. There was a change in mix between current and long-term debt as $400.0 million of the company’s notes payable were classified to current during the second quarter of 2006. The notes, having an interest rate of 7.125%, are payable on June 15, 2007.
      Share capital, retained earnings and contributed surplus all increased at June 30, 2006 compared to December 31, 2005. Share capital was $11.6 million higher at June 30, 2006 than at December 31, 2005 due to the issuance of common shares arising from stock option exercises and our dividend reinvestment plan. Net earnings of $300.6 million for the six months ended June 30, 2006 increased retained earnings while dividends declared of $30.9 million reduced the balance, for a net increase in retained earnings of $269.7 million at June 30, 2006 compared to December 31, 2005.
Business Segment Review
      Note 6 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.
      Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance where applicable to give further insight into these results.
Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$296.4	$401.6	(26)
Freight	32.8	37.5	(13)
Transportation and distribution	11.0	9.5	16

	$252.6	$354.6	(29)

Net Sales
North American	$129.2	$155.7	(17)	739	973	(24)	$174.65	$159.98	9
Offshore	122.0	196.0	(38)	951	1,427	(33)	$128.24	$137.31	(7)

	251.2	351.7	(29)	1,690	2,400	(30)	$148.54	$146.54	1
Miscellaneous products	1.4	2.9	(52)	—	—	—	—	—	—

	252.6	354.6	(29)	1,690	2,400	(30)	$149.47	$147.75	1
Cost of goods sold	119.8	131.3	(9)				$70.89	$54.71	30

Gross margin	$132.8	$223.3	(41)				$78.58	$93.04	(16)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$522.2	$753.7	(31)
Freight	57.8	74.7	(23)
Transportation and distribution	18.4	18.6	(1)

	$446.0	$660.4	(32)

Net Sales
North American	$221.1	$284.6	(22)	1,266	1,895	(33)	$174.51	$150.19	16
Offshore	219.2	368.8	(41)	1,683	2,828	(40)	$130.27	$130.40	—

	440.3	653.4	(33)	2,949	4,723	(38)	$149.27	$138.34	8
Miscellaneous products	5.7	7.0	(19)	—	—	—	—	—	—

	446.0	660.4	(32)	2,949	4,723	(38)	$151.24	$139.83	8
Cost of goods sold	222.4	260.9	(15)				$75.42	$55.24	37

Gross margin	$223.6	$399.5	(44)				$75.82	$84.59	(10)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	As a result of reduced sales volumes, potash gross margin was substantially lower than the three and six months ended June 30, 2005.

•	Offshore potash demand was constrained as price contracts between potash suppliers and buyers in China and India remained unresolved. Despite North American and offshore sales volumes being down 33 and 40 percent, respectively, compared to first-half 2005, North American realized prices were 16 percent higher. Offshore prices were flat over the same period.

•	Continuing our strategy of producing to meet market demand increased our costs in the quarter. We took 16.7 shutdown weeks in second-quarter 2006 and 48.4 weeks during the first six months of the year as compared to nine in the same periods of 2005. As a result, potash production declined from 2.4 million tonnes to 1.9 million tonnes quarter over quarter and from 4.8 million tonnes to 3.2 million tonnes year over year. Incurring fixed costs during shutdown periods contributed to a reduction in our gross margin percentage from 63 percent in the second quarter of last year to 53 percent this quarter. Potash inventories at the end of June were 1.35 million tonnes, up from 1.14 million tonnes at the end of 2005.
Potash gross margin variance attributable to:

Dollars (millions)
	Three Months Ended June 30				Six Months Ended June 30
	2006 vs. 2005				2006 vs. 2005

		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales	Net	Cost of	Margin	Sales	Net	Cost of	Margin
	Volumes	Sales	Goods Sold	Variance	Volumes	Sales	Goods Sold	Variance

North American	$(29.1)	$12.0	$(0.7)	$(17.8)	$(66.7)	$30.5	$(2.4)	$(38.6)
Offshore	(46.0)	(11.1)	(11.0)	(68.1)	(101.6)	(6.2)	(25.5)	(133.3)
Other	—	(1.1)	(3.5)	(4.6)	0.4	(1.6)	(2.8)	(4.0)

Total	$(75.1)	$(0.2)	$(15.2)	$(90.5)	$(167.9)	$22.7	$(30.7)	$(175.9)

Sales and Cost of Goods Sold
      The most significant contributors to the $90.5-million decline in gross margin quarter over quarter were as follows:

•	Offshore sales volumes were down 33 percent as many customers delayed purchasing ahead of 2006 pricing in China. Canpotex Limited (“Canpotex”), the offshore marketing company for

Saskatchewan potash producers, shipped 0.24 million tonnes to its major markets (China, India and Brazil) in second-quarter 2006 compared to 1.3 million tonnes in the same period in 2005. China was virtually absent from the market as it waited to conclude new pricing contracts with suppliers, including Canpotex, before coming back into the market for new tonnage. Brazil was again affected by the strengthening of the Brazilian real relative to the US dollar. This was accompanied by lower soybean prices which continued to pressure margins for Brazilian farmers and limited their credit availability, leading to fewer acres being planted and in turn a decrease in imports. We believe globally offshore customers were buying potash as it was needed; inventories were not being replenished and as a result our sales volumes were down to most countries.

•	North American sales volumes were weakened through the spring season by low crop commodity prices and fewer corn acres planted. Compounding this was the efforts of fertilizer dealers to finish the season without inventories, which further reduced potash shipments.

•	Realized prices in the North American market were 9 percent higher as price increases announced through 2005 held into 2006. Realized prices from offshore customers were down 7 percent, in part because the reduced volumes raised fixed distribution costs on a per-tonne basis. In addition, realized price reductions were seen in Brazil due to increased competition. Realized prices in the North American market were $46 per tonne, or 36 percent, higher than offshore prices. The gap between the two markets is partly due to offshore customers purchasing under long-term contracts that lag behind North American spot-market increases. The difference also reflects product mix, as North American customers prefer granular product that commands a premium over standard product, which is more typically consumed offshore.

•	Higher cost of goods sold negatively impacted the change in gross margin due to the combination of higher unit costs associated with production shutdowns, production inefficiencies resulting from negative variations in ore recovery rates, and escalation of prices for supplies and services. We also saw higher depreciation costs as a result of our expansion projects being completed and commencing depreciation during 2006. Further, a stronger Canadian dollar negatively impacted cost of goods sold.

      The $175.9-million gross margin reduction year over year was largely attributable to the following changes:

•	Sales by Canpotex were reduced from 4.7 million to 2.3 million tonnes, contributing to the 40-percent decline in offshore sales volumes. In its most significant markets (China, India and Brazil), Canpotex sales dropped from 2.5 million to 0.4 million tonnes. This slowdown was not global as volumes to many smaller potash-consuming countries such as Malaysia, Ecuador, the Philippines and Mexico increased. North American sales volumes also dropped as declines during the second quarter added to the impact of first-quarter reductions that resulted from weaker dealer fill and field application of potash, due to low commodity prices, high energy input costs, uncertainty about planting decisions and, to a lesser degree, weather.

•	Realized prices in the North American market were 16 percent higher as 2005 announced price increases held into the first half of 2006. Offshore prices were flat due to higher per-unit throughput costs and price reductions realized on sales to Brazil. Prices in the North American market were $44 per tonne, or 34 percent, higher than offshore prices.

•	The change in gross margin was negatively impacted by higher cost of goods sold. Plant shutdowns raised unit costs while increased depreciation due to completion of our expansion projects, higher natural gas prices earlier in the year and escalating prices for supplies and services throughout the year further increased cost of goods sold. The impact of a stronger Canadian dollar also negatively impacted cost of goods sold.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$342.4	$364.4	(6)
Freight	9.1	9.9	(8)
Transportation and distribution	13.6	13.8	(1)

	$319.7	$340.7	(6)

Net Sales
Ammonia	$135.7	$139.6	(3)	442	482	(8)	$307.27	$289.70	6
Urea	87.4	92.4	(5)	328	331	(1)	$266.34	$279.05	(5)
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	83.9	72.8	15	468	479	(2)	$178.98	$152.17	18
Purchased	4.6	28.9	(84)	15	103	(85)	$312.29	$278.40	12

	311.6	333.7	(7)	1,253	1,395	(10)	$248.68	$239.21	4
Miscellaneous	8.1	7.0	16	—	—	—	—	—	—

	319.7	340.7	(6)	1,253	1,395	(10)	$255.10	$244.14	4
Cost of goods sold	228.0	241.3	(6)				$181.92	$172.89	5

Gross margin	$91.7	$99.4	(8)				$73.18	$71.25	3

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$674.3	$669.2	1
Freight	18.7	20.1	(7)
Transportation and distribution	26.9	25.5	5

	$628.7	$623.6	1

Net Sales
Ammonia	$258.7	$238.5	8	806	888	(9)	$321.02	$268.71	19
Urea	168.8	182.8	(8)	609	690	(12)	$277.16	$264.68	5
Nitrogen solutions/ Nitric acid/Ammonium nitrate	164.9	138.0	19	850	929	(9)	$193.80	$148.58	30
Purchased	21.6	52.1	(59)	69	196	(65)	$315.86	$265.32	19

	614.0	611.4	—	2,334	2,703	(14)	$263.07	$226.19	16
Miscellaneous	14.7	12.2	20	—	—	—	—	—	—

	628.7	623.6	1	2,334	2,703	(14)	$269.32	$230.68	17
Cost of goods sold	457.6	458.9	—				$196.01	$169.75	15

Gross margin	$171.1	$164.7	4				$73.31	$60.93	20

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	Quarterly nitrogen gross margin of $91.7 million was the second highest in our history, trailing only the $99.4 million in last year’s second quarter. First-half 2006 nitrogen gross margin was $171.1 million, 4 percent higher than the record first half of 2005.

•	Price increases were realized in all major nitrogen products year over year, and all except urea quarter over quarter. Supply/demand fundamentals remained tight and ammonia prices stayed firm despite a drop in the North American spot price for natural gas since the end of 2005. Tight supply/demand fundamentals in Eastern and Western Europe — driven by continuing high gas prices and producer curtailments in those markets — set a floor for nitrogen prices in North America. However, prices declined 11 percent, with decreases in all major categories, compared to first-quarter 2006 as a result of the decline in the North American spot price for natural gas compared to the first quarter of the year.

•	Higher ammonia and urea prices during the first half of 2006 were beneficial for PotashCorp’s Trinidad facility due to our long-term lower-cost natural gas price contracts. Our operations in Trinidad delivered $44.6 million, or 49 percent, of nitrogen gross margin for the quarter and $95.0 million for the first half of 2006. Our US operations contributed $27.9 million in gross margin for the quarter and $36.0 million in the first six months of 2006, and we gained $19.2 million and $40.1 million from our natural gas hedges during these periods, respectively.

•	We are capitalizing on our competitive advantage in Trinidad with debottlenecking projects at our 01 and 02 plants that were completed during first-half 2006, adding 138,000 tonnes of annual capacity.
Nitrogen gross margin variance attributable to:

Dollars (millions)
	Three Months Ended June 30				Six Months Ended June 30
	2006 vs. 2005				2006 vs. 2005

		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales	Net	Cost of	Margin	Sales	Net	Cost of	Margin
	Volumes	Sales	Goods Sold	Variance	Volumes	Sales	Goods Sold	Variance

Ammonia	$(6.0)	$7.0	$(6.8)	$(5.8)	$(9.5)	$40.3	$(29.8)	$1.0
Urea	1.3	(3.7)	(3.6)	(6.0)	(7.9)	8.1	(14.8)	(14.6)
Solutions, NA, AN	(0.5)	12.5	(4.7)	7.3	(2.9)	35.6	(21.3)	11.4
Purchased	(4.6)	1.8	(1.3)	(4.1)	(10.5)	6.5	(0.6)	(4.6)
Hedge gains	—	—	5.0	5.0	—	—	17.3	17.3
Other	(1.6)	2.9	(5.4)	(4.1)	(2.4)	5.7	(7.4)	(4.1)

Total	$(11.4)	$20.5	$(16.8)	$(7.7)	$(33.2)	$96.2	$(56.6)	$6.4

Sales and Cost of Goods Sold
      The gross margin decrease of $7.7 million quarter over quarter was largely attributable to the following changes:

•	Realized ammonia prices declined 9 percent from first-quarter 2006 but were 6 percent higher than second-quarter 2005 as a result of fluctuations in natural gas prices. Including our Trinidad facilities, gross natural gas prices were 13 percent higher than the first half of 2005 but 1 percent lower than second-quarter 2005 and 16 percent lower than the first quarter of 2006. These fluctuations were not proportional to our changes in realized price for ammonia due to the time lag effect of natural gas prices on ammonia pricing in the market.

•	Realized prices for ammonium nitrate contributed an additional $10.7 million to the gross margin. As a number of our customer contracts are tied to either natural gas prices or the NOLA ammonia price on a time lag basis, the company benefited from the higher natural gas and NOLA ammonia prices seen earlier in the year.

•	The cost of goods sold price variance negatively impacted gross margin by $16.8 million. This was due to reduced production during the quarter as we took down production at our Trinidad 01 and 02 plants to complete the last of our debottlenecks at that facility. As well, our Lima, Ohio nitrogen facility encountered mechanical difficulties, limiting its production through most of June. This reduction also contributed to the 8-percent decline in ammonia sales volumes that negatively impacted the gross margin change. The company’s US natural gas hedging activities contributed $19.2 million to the gross margin compared to $14.2 million in the corresponding period last year.
      Gross margin increased $6.4 million year over year primarily as a result of the following changes:

•	Hurricanes that struck the US Gulf region during 2005 and cold weather in the US late in the year led to high natural gas prices sustained at more than $13 per MMBtu during the fourth quarter. This caused ammonia prices to climb rapidly in late 2005 and led North American producers to curtail half of their ammonia operating capacity by year-end, tightening market supply. Though North American natural gas spot prices dropped significantly during the first half of 2006, high ammonia prices continued and as a result we realized ammonia prices 19 percent higher than first-half 2005. Realized prices for nitrogen solutions, nitric acid and ammonium nitrate generally followed the rise in ammonia prices, with higher ammonium nitrate realized prices contributing $27.0 million to the increased gross margin as a result of our customer contracts tied to either natural gas prices or the NOLA ammonia price.

•	Total nitrogen sales volumes declined 14 percent. Nitrogen fertilizer sales represented the significant portion of this drop, down 27 percent primarily due to US farmers purchasing less in first-half 2006 as we believe they were hoping for lower prices. Therefore, approximately 68 percent of total nitrogen volumes, including both North American and Trinidad production, were sold to our more stable industrial customer base outside the fertilizer cycles.

•	Cost of goods sold increased 15 percent on a per tonne basis, the price variance negatively affecting gross margin by $56.6 million. This was due to higher natural gas costs earlier in 2006, resulting in production curtailments at our Augusta and Lima facilities. In addition, reduced production resulting from additional plant turnarounds related to debottlenecking projects at our 01 and 02 plants in Trinidad, and mechanical problems at our Lima facility contributed to the increase. Natural gas costs continue to be the single most important contributor to cost of goods sold, typically representing between 80 and 95 percent of the cash cost of producing one tonne of ammonia. The company’s total average natural gas cost, including the benefit of the company’s hedge and lower-cost Trinidad gas contracts, was $4.08 per MMBtu, 5 percent higher than the same period in 2005. The company’s US natural gas hedging activities contributed $40.1 million to the gross margin compared to $22.9 million in the corresponding period last year.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$289.9	$291.3	—
Freight	20.4	20.0	2
Transportation and distribution	11.2	8.8	27

	$258.3	$262.5	(2)

Net Sales
Fertilizer — liquids	$42.6	$40.4	5	185	171	8	$230.34	$235.83	(2)
Fertilizer — solids	93.8	102.7	(9)	385	467	(18)	$244.11	$219.91	11
Feed	60.0	55.6	8	197	222	(11)	$305.46	$250.13	22
Industrial	58.7	60.0	(2)	156	176	(11)	$376.46	$340.61	11

	255.1	258.7	(1)	923	1,036	(11)	$276.80	$249.54	11
Miscellaneous	3.2	3.8	(16)	—	—	—	—	—	—

	258.3	262.5	(2)	923	1,036	(11)	$280.25	$253.23	11
Cost of goods sold	229.4	240.4	(5)				$248.94	$231.90	7

Gross margin	$28.9	$22.1	31				$31.31	$21.33	47

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$593.8	$555.8	7
Freight	40.7	39.8	2
Transportation and distribution	21.7	16.9	28

	$531.4	$499.1	6

Net Sales
Fertilizer — liquids	$104.5	$93.0	12	445	421	6	$234.89	$220.87	6
Fertilizer — solids	186.9	174.0	7	762	794	(4)	$245.47	$219.08	12
Feed	112.3	110.7	1	362	452	(20)	$310.82	$244.59	27
Industrial	121.9	114.7	6	329	331	(1)	$369.92	$346.60	7

	525.6	492.4	7	1,898	1,998	(5)	$277.04	$246.35	12
Miscellaneous	5.8	6.7	(13)	—	—	—	—	—	—

	531.4	499.1	6	1,898	1,998	(5)	$280.09	$249.69	12
Cost of goods sold	469.2	460.0	2				$247.32	$230.12	7

Gross margin	$62.2	$39.1	59				$32.77	$19.57	67

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	Gross margin of $28.9 million for the second quarter of 2006 marked the best second-quarter gross margin for phosphate since 1999, driven by higher prices across virtually all products in response to continuing high input costs and reasonably tight supply/demand fundamentals.

•	The feed and industrial segments once again proved their value as stable, higher-margin phosphate businesses.

•	Feed phosphate provided $14.9 million of phosphate gross margin for the quarter and $30.9 million for the first six months of 2006, capitalizing on higher prices even as volumes declined.

•	Industrial phosphate, long the foundation of our phosphate business, added gross margin of $13.9 million for the second quarter and $28.7 million for the first half of 2006. Within industrial, purified phosphoric acid was again the most profitable product, generating quarterly gross margin of $13.7 million and $28.0 million of first-half gross margin, representing 32 percent of net sales in each period.

Phosphate gross margin variance attributable to:

Dollars (millions)
	Three Months Ended June 30				Six Months Ended June 30
	2006 vs. 2005				2006 vs. 2005

		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales	Net	Cost of	Margin	Sales	Net	Cost of	Margin
	Volumes	Sales	Goods Sold	Variance	Volumes	Sales	Goods Sold	Variance

Fertilizer — liquids	$3.2	$2.3	$(3.4)	$2.1	$5.6	$8.6	$(5.9)	$8.3
Fertilizer — solids	(7.6)	9.0	(1.8)	(0.4)	(1.8)	19.4	(19.8)	(2.2)
Feed	(0.6)	11.3	2.1	12.8	(8.5)	24.1	8.9	24.5
Industrial	(3.5)	4.5	(1.5)	(0.5)	(1.9)	8.1	(3.9)	2.3
Other	(0.3)	(0.1)	(6.8)	(7.2)	(0.6)	(0.2)	(9.0)	(9.8)

Total	$(8.8)	$27.0	$(11.4)	$6.8	$(7.2)	$60.0	$(29.7)	$23.1

Sales and Cost of Goods Sold
      The most significant contributors to the $6.8-million increase in gross margin quarter over quarter were as follows:

•	Higher feed prices implemented by the company contributed $11.3 million to the gross margin increase. Production cutbacks in the industry and increased demand from export markets raised realized prices for liquid fertilizer products, favorably impacting phosphate gross margin.

•	Overall sales volumes were down 11 percent. Challenged by the same customer buying patterns that affected other nutrients and due to the continued slow down in Brazil, solid phosphate fertilizer volumes were down 18 percent from last year’s second quarter. An 11-percent decline in feed phosphate volumes, caused by increased competition, only negatively impacted the change in gross margin by $0.6 million as lower-priced sales were reduced.

•	The unfavorable price variance in cost of goods sold was $11.4 million. Ammonia prices 12 percent higher and 15 percent higher sulfur prices reduced gross margin by $3.5 million and $5.4 million, respectively, while higher depreciation charges further increased costs.
      Year-over-year gross margin increased $23.1 million, largely as a result of the following changes:

•	Higher prices realized in the feed and fertilizer markets were supplemented by industrial price increases implemented during 2005 that held through 2006. Additionally, higher cost rock at our Geismar facility was a factor for certain customers.

•	Sales volumes were relatively flat, though there was a change in product mix. Liquid phosphate fertilizer sales volumes improved; supply/demand fundamentals remained strong, as a new PhosChem sales contract with India, at higher prices, was recently signed. This was more than offset by a 20-percent decline in feed sales volumes resulting from the company’s decision to remain firm on pricing.

•	The price variance in cost of goods sold negatively impacted the change in gross margin by $29.7 million. Higher raw material input costs more than offset the positive effect of operating rate efficiencies and change in product mix. The company benefited from operating rate efficiencies as our P2O5 operating rate increased 7 percent; however, 25 percent higher ammonia prices and 18 percent higher sulfur prices combined to reduce gross margin by $13.3 million and $12.1 million, respectively.
Expenses and Other Income

	Three Months Ended				Six Months Ended
	June 30				June 30

			Dollar	%			Dollar	%
Dollars (millions)	2006	2005	Change	Change	2006	2005	Change	Change

Selling and administrative	$47.9	$54.9	(7.0)	(13)	$78.7	$84.2	$(5.5)	(7)
Provincial mining and other taxes	14.5	44.2	(29.7)	(67)	28.7	82.6	(53.9)	(65)
Foreign exchange loss (gain)	16.3	(6.1)	22.4	n/m	13.9	(12.0)	25.9	n/m
Other income	20.0	13.9	6.1	44	51.2	33.9	17.3	51
Interest expense	20.7	20.6	0.1	—	43.9	41.3	2.6	6
Income tax (recovery) expense	(1.1)	80.9	(82.0)	(101)	42.3	145.6	(103.3)	(71)

n/m = not meaningful
      Selling and administrative expenses declined slightly quarter over quarter and year over year as minor reductions to benefit expenses associated with the company’s performance based compensation plans were partially offset by increased corporate amortization costs incurred during the periods.
      Provincial mining and other taxes declined 67 percent and 65 percent in second-quarter and first-half 2006, respectively, compared to the corresponding periods last year, principally due to decreased Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component declined significantly as a result of the deductibility of our capital expenditures made to bring back idle potash capacity; the reduction was also impacted by 30 percent lower potash sales volumes quarter over quarter and 38 percent lower volumes year over year, despite realized potash prices which were 1 percent and 8 percent higher than second-quarter and first-half 2005, respectively. In addition, during the second quarter of 2006, the Province of Saskatchewan enacted changes to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over the next three years.
      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange losses of $16.3 million in the second quarter of 2006 and $13.9 million in the six months ended June 30, 2006. The Canadian dollar, which gained strength against the US dollar over the course of the second quarter and first half of 2006, was 1.1659 per US dollar at December 31, 2005 and 1.1671 per US dollar at March 31, 2006, but ended the second quarter of 2006 at 1.1150 per US dollar. The weakening of the Canadian dollar relative to the US dollar in the second quarter and first half of 2005 contributed to foreign exchange gains of $6.1 million and $12.0 million, respectively.
      Other income increased $6.1 million quarter over quarter and $17.3 million year over year primarily due to a $3.0-million dividend received from Sinofert during the second quarter of 2006 and a $6.0-million increase in dividend income from our investment in ICL in the first quarter of 2006 compared to the same period in 2005. Additionally, higher share of earnings from equity investees added to the quarter-over-quarter and year-over-year growth, while a reduction in loss on disposal of assets compared to that recognized during the first half of 2005 further contributed to the year-over-year increase.
      Weighted average long-term debt outstanding in second-quarter 2006 was $1,258.4 million (2005 — $1,268.5 million) with a weighted average interest rate of 7.0 percent (2005 — 6.9 percent). Weighted average long-term debt outstanding for the first six months of 2006 was $1,258.6 million (2005 — $1,268.7 million) with a weighted average interest rate of 7.0 percent (2005 — 6.9 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2006 was 5.1 percent (2005 — 3.2 percent) and the weighted average short-term debt outstanding was $602.3 million (2005 — $104.5 million). The weighted average interest rate on short-term debt outstanding in the first six months of 2006 was 4.9 percent (2005 — 2.9 percent) and the weighted average short-term debt outstanding was $516.1 million (2005 — $99.2 million). Though the average balance of short-term debt outstanding was higher quarter over quarter and year over year at higher interest rates, the interest expense category increased only $0.1 million and $2.6 million, respectively, due to the impact of the capitalized interest on expansion and other projects and interest income recognized on income tax refunds during the second quarter and first six months of 2006 compared to the same periods in 2005.
      The company’s consolidated effective income tax rate for the three month period ended June 30, 2006 is approximately negative 1 percent (2005 — 33 percent) and for the six months ended June 30, 2006 is approximately 12 percent (2005 — 33 percent). The reduction in the consolidated effective income tax rates was due to the following:

•	During the quarter ended June 30, 2006, we reduced our consolidated effective income tax rate from 33 percent to 30 percent for the 2006 year. The impact of this change on prior periods, as applicable, was reflected during the quarter. The change was primarily attributable to two factors that occurred during the quarter. First, the Province of Saskatchewan enacted changes to the corporate income tax, reducing the rate from 17 percent to 12 percent over the next three years. Second, we revised our estimated allocation of annual income before income taxes by jurisdiction as a result of a decrease in expected potash operating income in Canada.

•	During the second quarter of 2006, the Government of Canada enacted changes to the federal corporate income tax and the corporate surtax. The federal corporate income tax rate will be reduced from 21 percent to 19 percent over the next four years and the federal corporate surtax will be reduced from 1.12 percent to nil in 2008. The impact of this change on the company’s future income tax liability was recognized during the quarter.

•	Income tax refunds totaling $15.8 million were recorded, $3.5 million of which was recognized during second-quarter 2006, relating to a recent Canadian appeals court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.
      The combination of income tax refunds received, changes in tax rates and lower operating income led to a decline in income tax expense of $82.0 million compared to the second quarter of 2005 and $103.3 million compared to first-half 2005. For the first six months of 2006, 70 percent of the effective rate pertained to current income taxes and 30 percent related to future income taxes, aside from the impact of the aforementioned income tax refunds and the effect of the Canadian tax rate changes on the company’s future income tax liability recognized during the period. The decrease in the current tax provision from 90 percent in the same period last year is largely due to the significant decrease in potash operating income in Canada and the change in mix and levels of income earned in the company’s other tax jurisdictions.
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
Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt	$1,258.1	$401.0	$0.5	$600.7	$255.9
Estimated interest payments on long- term debt	349.3	87.7	118.4	118.4	24.8
Operating leases	694.7	84.9	142.8	132.4	334.6
Purchase obligations	880.6	121.7	208.6	179.2	371.1
Other commitments	43.5	16.5	18.6	8.4	—
Other long-term liabilities	864.4	41.4	78.4	68.4	676.2

Total	$4,090.6	$753.2	$567.3	$1,107.5	$1,662.6

Long-term Debt
      Long-term debt consists of $1,250.0 million of notes payable that were issued under US shelf registration statements, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the consolidated financial statements in our 2005 Annual Report — Financial Review) and other commitments of $2.2 million payable over the next five years.
      The notes payable represent 99 percent of our total long-term debt portfolio and are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at June 30, 2006.

      The estimated interest payments on long-term debt in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at June 30, 2006. At June 30, 2006, the company had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $300.0 million (2005 — $nil). The fair value of the swaps outstanding at June 30, 2006 was a liability of $2.3 million (2005 — $nil).
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
Capital Expenditures
      During 2006, we expect to incur capital expenditures of approximately $370 million, plus capitalized interest, for opportunity capital and approximately $165 million to sustain operations at existing levels. The most significant single project relates to bringing back idled potash capacity of 1.5 million tonnes at Lanigan, including the mill refurbishment and expansion of surface, hoisting and underground facilities. This project is scheduled to be complete in the fourth quarter of 2007. During the first half of 2006, the company substantially completed its project to increase potash production capacity at Allan, which will contribute an additional 0.4 million tonnes to annual potash production capability. In addition, the company will be adding compacting equipment at these sites that will increase granular capacity by 1.25 million tonnes per year.
      We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash
      The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended			Six Months Ended
	June 30			June 30

			%			%
Dollars (millions)	2006	2005	Change	2006	2005	Change

Cash provided by operating activities	$141.2	$348.3	(59)	$128.7	$470.0	(73)
Cash used in investing activities	$(127.1)	$(167.0)	(24)	$(375.9)	$(217.4)	73
Cash (used in) provided by financing activities	$(57.1)	$(237.0)	(76)	$283.0	$(288.2)	n/m
n/m = not meaningful
     The following table presents summarized working capital information as at June 30, 2006 compared to December 31, 2005:

	June 30,	December 31,	%
Dollars (millions) except ratio amounts	2006	2005	Change

Current assets	$1,124.0	$1,110.8	1
Current liabilities	$(1,447.4)	$(1,096.1)	32
Working capital	$(323.4)	$14.7	n/m
Current ratio	0.78	1.01	(23)
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
      Cash provided by operating activities declined $207.1 million quarter over quarter. The reduction was mainly attributable to a decrease in net cash flows from non-cash operating working capital of $193.2 million. This change was significantly influenced by a $110.8-million decline in accounts payable and accrued charges resulting from reductions in income tax, potash production tax and other taxes payable because of lower potash operating income and higher tax remittances required during the period, and a decline in hedging margin deposits due to falling gas prices. Year over year, cash provided by operating activities declined $341.3 million, largely attributable to a $325.5 million decrease in net cash flows from non-cash operating working capital. A $79.5-million change in accounts receivable resulting from a 38 percent decline in potash sales volumes year over year was more than offset by a $359.7 million decline in accounts payable during the first six months of 2006 compared to the same period in 2005. The decline was primarily due to (i) reductions in income tax, potash production tax and other taxes payable because of lower potash operating income and higher remittances to tax authorities paid during the period; (ii) a decline in hedging margin deposits due to falling gas prices; and (iii) payments of larger performance based compensation accruals than in the corresponding period last year.
      Cash used in investing activities declined $39.9 million quarter over quarter and rose $158.5 million year over year. The most significant cash outlays included:

•	In February 2006, we acquired an additional 10.01-percent interest in the ordinary shares of Sinofert for cash consideration of $126.3 million. The purchase price was financed by short-term debt. In the second quarter of 2005, we acquired 1 million additional shares in APC for $18.6 million and 21 million additional shares in ICL for $74.9 million.

•	Our spending on property, plant and equipment increased $56.7 million and $113.7 million as compared to the same three-month and six-month periods last year, largely due to major capital expansion projects in potash. These activities, totaling $131.1 million for the quarter and $251.1 million for the first half of 2006, were also financed by our short-term credit facilities.
      Cash used in financing activities during the second quarter of 2006 was $179.9 million less than the same quarter last year. During the second quarter of 2005, $235.1 million was used by the company to repurchase common shares under its normal course issuer bid. The company completed the repurchase program by December 31, 2005 and has not initiated a new program in 2006. This decline in use of cash in the second quarter of 2006 was partially offset by $47.4 million higher repayment of short-term debt compared to the same period last year. Cash provided by financing activities increased $571.2 million for the first six months of 2006 compared to the corresponding period in 2005, largely attributable to the $304.5 million higher proceeds from short-term debt. As well, in the first half of 2005 $317.4 million was used by the company to repurchase common shares under its normal course issuer bid. We also received $53.3 million less proceeds from issuance of common shares in the first half of 2006, primarily due to fewer stock options being exercised compared to the same period in 2005.
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
Principal Debt Instruments

	June 30, 2006

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$—	$556.5	$193.5
Line of credit	75.0	—	19.3	55.7
Commercial paper	750.0	556.5	—	193.5
US shelf registration	2,000.0	1,250.0	—	750.0
      PotashCorp has a $750.0-million syndicated credit facility, renewed in September 2005 for a five-year term, which provides for unsecured advances. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of June 30, 2006. The line of credit is renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.55:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at June 30, 2006.
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
      For the first six months of 2006, our weighted average cost of capital was 8.77 percent (2005 — 8.42 percent), of which 84 percent represented equity (2005 — 91 percent).
Outstanding Share Data
      The company had 103,873,947 common shares issued and outstanding at June 30, 2006, compared to 103,593,792 common shares issued and outstanding at December 31, 2005. During the second quarter of 2006, the company issued 201,777 common shares pursuant to the exercise of stock options and our dividend reinvestment plan (280,155 common shares during the first six months of 2006). At June 30, 2006, there were 5,690,693 options to purchase common shares outstanding under the company’s four stock option plans, as compared to 5,081,756 under the company’s three stock option plans at December 31, 2005.
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
Guarantee Contracts
      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying unaudited interim condensed consolidated financial statements with respect to these indemnification guarantees.
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2006, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $241.3 million. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2006, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt, and cash margins held of approximately $92.7 million to maintain derivatives, which are included in accounts payable and accrued charges.

      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of its phosphate operations in Florida and Louisiana, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of June 30, 2006. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan (“Province”) require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plans. Industry participants provided the Province with revised D&R plans (including financial assurances) for review. In June 2006, the Province advised that it required additional time to review the plans. The Province also advised that it will continue to recognize the previously approved D&R plans as current, and in compliance with the environmental regulations until the review is finalized and a response is provided. The Province advised that it would target a response date of September 30, 2006, or sooner. The company has posted an irrevocable Cdn $2.0 million letter of credit as collateral.
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
      We employ derivative instruments to hedge the future cost of the committed and anticipated natural gas purchases primarily for our US nitrogen plants. By policy, the maximum period for these hedges cannot exceed ten years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. The fair value of the company’s gas hedging contracts at June 30, 2006 was $187.1 million (2005 — $168.5 million). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.
      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. At June 30, 2006, the company had swap agreements outstanding with total notional amounts of $300.0 million. At June 30, 2005, the company had no swap agreements outstanding.
      Refer to Note 28 to the consolidated financial statements in our 2005 Annual Report — Financial Review for more detail on our accounting for and types of financial instruments. Other than as described above, there have been no significant changes to these instruments during the first six months of 2006.

Long-term Fixed Price Contracts
      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.
QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions)	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share amounts	2006	2006	2005	2005	2005	2005	2004	2004

Sales	$928.7	$861.6	$930.5	$938.0	$1,057.3	$921.4	$866.6	$815.7

Gross margin	253.4	203.5	242.2	279.5	344.8	258.5	197.3	189.4

Net income	175.1	125.5	117.1	130.3	164.2	131.3	100.1	75.2

Net income per share — basic	1.69	1.21	1.11	1.20	1.50	1.18	0.91	0.69

Net income per share — diluted	1.65	1.19	1.09	1.17	1.46	1.15	0.88	0.68

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
RELATED PARTY TRANSACTIONS
      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2006 were $90.6 million (2005 — $168.1 million). For the first six months of 2006, these sales were $164.0 million (2005 — $320.0 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.
CRITICAL ACCOUNTING ESTIMATES
      Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 13 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
      The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2005 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies in the first six months of 2006.
      We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES
Changes in Accounting Policies
      In January 2006, the company adopted Emerging Issues Committee Abstract No. 157, “Implicit Variable Interests Under AcG-15” (“EIC-157”). EIC-157 addresses whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. An implicit variable interest acts the same as an explicit variable interest except that it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. The implementation of EIC-157 did not have a material impact on the company’s consolidated financial statements.
      In April 2006, the company adopted Emerging Issues Committee Abstract No. 159, “Conditional Asset Retirement Obligations” (“EIC-159”). EIC-159 clarifies the accounting treatment for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under EIC-159, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The implementation of EIC-159 did not have a material impact on the company’s consolidated financial statements.
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

Stripping Costs Incurred in the Production Phase of a Mining Operation
      In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation” (“EIC-160”). EIC-160 discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. EIC-160 concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of EIC-160, which is effective in fiscal years beginning on or after July 1, 2006, and may be applied retroactively, is not expected to have a material impact on the company’s consolidated financial statements.
Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date
      In July 2006, the Emerging Issues Committee issued Abstract No. 162, “Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date” (“EIC-162”). EIC-162 discusses how compensation cost attributable to a stock-based award for a compensation plan that contains provisions that allow an employee’s stock-based award to continue vesting after the employee has retired from the entity should be accounted for in the case of an employee who is eligible to retire at the grant date or who will become eligible to retire during the vesting period. In the case of an employee who is eligible to retire at the grant date, EIC-162 concludes that compensation cost should be recognized on the grant date. In the case of an employee who will become eligible to retire during the vesting period, the compensation cost should be recognized over the period from the grant date to the date the employee becomes eligible to retire. The implementation of EIC-162 is effective January 1, 2007, with earlier adoption encouraged, and is not expected to have a material impact on the company’s consolidated financial statements.
United States
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and to require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance was effective for inventory costs incurred during 2006 and did not have a material impact on the company’s consolidated financial statements.
      In March 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry”, that stripping costs incurred during production are variable inventory costs that should be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. The consensus was effective for the company in the first quarter of 2006. In accordance with the transition guidance and as disclosed in Note 13 to the unaudited interim condensed consolidated financial statements, the company recorded the effect of initially applying the consensus as a cumulative-effect adjustment recognized in the opening balance of US GAAP retained earnings as of January 1, 2006.
      In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the model, the consolidated financial statements will reflect expected future income tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The evaluation of tax positions under FIN No. 48 will be a two-step process, whereby (i) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and, (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The company is reviewing the guidance (which is effective for the first quarter of 2007) to determine the potential impact, if any, on its consolidated financial statements.
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
      The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. The Company’s Risk Management Process is continuous and ongoing. A discussion of enterprise-wide risk management can be found on pages 20 to 22 of our 2005 Annual Report — Financial Review. There have been no significant changes to management’s assessments during the first six months of 2006.
OUTLOOK
      Negotiations for 2006 potash shipments from Canpotex to Sinofert concluded on July 27, 2006. The agreement calls for a base price increase of US $25.00 per tonne over the 2005 contract price. Because of the late settlement, the short shipping period and the unknown impact of both of these factors on Chinese demand, the tonnages under the contract and the shipping schedule itself are to be finalized in an evolving manner over the remainder of 2006. Both parties will put forth mutual best efforts at meeting the content and the spirit of the existing Memorandum of Understanding between the two companies, which governs potash market share in China. This settlement is expected to restart potash momentum as global customers begin to catch up following several months of drawing from inventories. While producers’ inventories increased during this period, reports indicate that approximately 5 million tonnes of potash were not produced globally on a year-to-date basis.
      In Brazil, the real remains strong against the US dollar, farmers and distributors continue to face credit problems and new government support programs have been slow to roll out. However, at the same time, potash spot prices have increased $10-$15 per tonne since 2006 Chinese potash pricing was concluded, and the first half of this year saw record agricultural exports from Brazil. We expect 2006 potash shipments to Brazil to be flat in comparison to 2005 levels.
      The growing need for crop commodities as an energy source is expected to increase the demand for potash. This was evident in the second quarter when Malaysia — Canpotex’s largest customer in the first half of 2006 — doubled its potash purchases as palm oil prices strengthened with the announcement of plans for 32 new biodiesel plants in the next two years. With oil prices at record levels, the demand for ethanol and other biofuels is expected to grow. These products are made from crops that are intensive potash users. This demand competes for crops that are also necessary for human and animal consumption, adding to the need for increased production. Global crop fundamentals continue to strengthen as farmers capitalize on this situation. That should require more potash, which must be pulled from existing capacity.
      In North America, consumption of all three nutrients is expected to return to average levels or better, which would mean an increase of 10-15 percent in 2007. We expect the greatest impact to be in potash, the cornerstone of our business. In addition to the resumption of shipments to China, India is expected to return to the market. Its 2005 purchases from Canpotex were 53 percent higher than those in the previous year, but it has remained on the sidelines throughout the Chinese negotiation and drawn down its inventories. We believe India now has very little potash inventory and, with resolution of China’s pricing and a limited window for planting this year, should sign its own price and volume contract very soon.
      Nitrogen and phosphate volumes are expected to rebound after unsustainable inventory reductions during the past fertilizer year. In nitrogen, natural gas prices are in their seasonal decline, levels of gas in storage are high, and gas is now trading on futures markets between $7 and $11 per MMBtu over the next 12 months. Global ammonia transportation costs to the US Gulf remain high, making the proximity of our Trinidad operation a competitive advantage. We expect these factors to contribute heavily to the continued strong financial performance of our newly expanded Trinidad asset. Our North American 10-year gas hedge position is currently valued at more than $200 million.
      The phosphate segment is expected to continue improving through 2006, driven by healthy contributions from liquids, feed and industrial products, as well as anticipation of a strong fall season for phosphate fertilizers. Solid phosphate fertilizer supply/demand fundamentals should remain reasonably balanced.
      Our capital expenditures for 2006 are expected to be $535 million, of which $165 million will relate to sustaining capital. We continue to invest our opportunity capital to bring back idled potash capacity, add granulation capacity at Allan and Lanigan and wrap up the Trinidad debottlenecks and expansion at Aurora. In addition, PotashCorp expects to receive approximately $20 million in further income tax refunds in the third quarter, depending on the results of the ongoing Canadian taxation authority review of taxation years prior to 2002.
      Based on a $1.12 Canadian dollar, we expect third-quarter net income per share to be in the range of $1.25-$1.50 per share and net income for the full year should be in the range of $5.25-$6.25 per share. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar will typically have an impact of approximately $3 million on the foreign-exchange line, or $0.02 per share on an after-tax basis, although this is primarily a non-cash item.

FORWARD LOOKING STATEMENTS
      Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after June 30, 2006, are forward-looking statements subject to risks and uncertainties. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions including foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, natural gas, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; and government policy changes. Additional risks and uncertainties can be found in filings with the U.S. Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this Quarterly Report on Form 10-Q, and the company disclaims any obligation to update or revise the forward looking statements, whether as a result of new information, future events or otherwise. In the case of guidance, should subsequent events show that the forward-looking statements released herein may be materially off-target, the company will evaluate whether to issue, and, if appropriate following such review, issue a news release updating guidance or explaining reasons for the difference.
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
      Our US nitrogen results are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Changes in the fair value of such derivative instruments, with maturities in 2006 through 2016, will generally relate to changes in the spot price of natural gas purchases.
      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2006, our estimated derivative commodity instruments market risk exposure was $57.1 million (2005 — $46.0 million). Actual results may differ from this estimate.

Interest Rate Risk
      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.
      As at June 30, 2006, our short-term debt (comprised of commercial paper) was $556.5 million, our current portion of long-term debt was $401.0 million and our long-term debt was $857.1 million. Long-term debt, including the current portion, is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At June 30, 2006, we had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $300.0 million (2005 — $nil).
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
      As at June 30, 2006, we had entered into forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $28.0 million (2005 — $50.0 million) at an average exchange rate of 1.1182 per US dollar (2005 — 1.2582). We had also entered into forward contracts to sell US dollars and receive Euros in the notional amount of $6.5 million at an average exchange rate of 1.2490 per Euro, to sell Canadian dollars and receive Euros in the notional amount of Cdn $3.7 million at an average exchange rate of 1.3976 per Euro, and to sell Euros and receive US dollars in the notional amount of Eur $1.0 million at an average exchange rate of 1.2916 per Euro. No such Euro forward contracts were outstanding as at June 30, 2005. Maturity dates for all forward contracts are within 2006 and 2007.
ITEM 4.       CONTROLS AND PROCEDURES
      As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      (a) On May 4, 2006, the Company held an annual and special meeting (the “Meeting”) of its shareholders.
      (b) At the Meeting, the Company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	For	Against	Withheld*

Frederick J. Blesi	87,281,009	0	70,699
William J. Doyle	87,252,962	0	98,746
John W. Estey	82,854,187	0	4,497,521
Wade Fetzer III	82,854,682	0	4,497,026
Dallas J. Howe	87,196,609	0	155,099
Alice D. Laberge	87,151,547	0	200,161
Jeffrey J. McCaig	82,855,784	0	4,495,924
Mary Mogford	87,281,902	0	69,806
Paul J. Schoenhals	82,799,133	0	4,552,575
E. Robert Stromberg, Q.C.	87,046,664	0	305,044
Jack G. Vicq	87,281,001	0	70,707
Elena Viyella de Paliza	87,067,853	0	283,855
      (c) The Company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company’s auditors, to hold office until the next annual meeting of the Company’s shareholders. The results of the vote were: 86,838,372 shares for, 0 shares against and 513,336 shares withheld*.
      (d) In addition, at the Meeting the shareholders voted on a resolution (attached as Appendix B to the Management Proxy Circular dated February 27, 2006) approving the adoption of a new stock option plan. The results of the vote were: 75,846,231 shares for and 7,820,191 shares against.

*	Number of withheld votes is based upon proxies received prior to the Meeting.
ITEM 6.       EXHIBITS
     (a)       EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003.
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

Exhibit
Number	Description of Document

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(f)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(g)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(h)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

Exhibit
Number	Description of Document

10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001.
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
10(o)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(p)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(q)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(r)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000.
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the 2004 Form 10-K.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005.
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2006.
10(ee)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11	Statement re Computation of Per Share Earnings
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.
August 4, 2006

By:	/s/ Joseph Podwika

Joseph Podwika
Senior Vice President, General Counsel and Secretary
August 4, 2006

By:	/s/ Wayne R. Brownlee

Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003.
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(f)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(g)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(h)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

Exhibit
Number	Description of Document

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”).
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended January 23, 2001, incorporated by reference to Exhibit 10(bb) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2001.
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended January 23, 2001, incorporated by reference to Exhibit 10(aa) to the 2000 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
10(o)	Long-Term Incentive Plan of the registrant effective January 2003, incorporated by reference to Exhibit 10(y) to the 2002 Form 10-K.
10(p)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(q)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(r)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000.
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the 2004 Form 10-K.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated January 1, 1995, between Phosphate Chemicals Export Association, Inc. and Texasgulf Inc. establishing Texasgulf Inc. as exclusive marketing agent for such association’s wet phosphatic materials, incorporated by reference to Exhibit 10(u) to the 1995 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(nn) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2005.
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2006.
10(ee)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11	Statement re Computation of Per Share Earnings
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.