Form 10-Q
period 2006-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2006-11-03
CIK 855931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
YES ☐                              NO ☑
      As at October 31, 2006, Potash Corporation of Saskatchewan Inc. had 104,205,423 Common Shares outstanding.

Fourth Amending Agreement made September 27, 2006
Computation of Per Share Earnings - Nine Months Ended September 30
Certification of William J. Doyle
Certification of Wayne R. Brownlee
Sarbanes-Oxley Certification

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets
Cash and cash equivalents	$191.4	$93.9
Accounts receivable	454.4	453.3
Inventories (Note 2)	491.4	522.5
Prepaid expenses and other current assets	64.4	41.1

	1,201.6	1,110.8

Property, plant and equipment	3,455.6	3,262.8
Other assets (Note 3)	985.3	852.8
Intangible assets	30.5	34.5
Goodwill	97.0	97.0

	$5,770.0	$5,357.9

Liabilities
Current liabilities
Short-term debt	$530.0	$252.2
Accounts payable and accrued charges	490.5	842.7
Current portion of long-term debt	400.7	1.2

	1,421.2	1,096.1

Long-term debt	857.1	1,257.6
Future income tax liability	575.6	543.3
Accrued pension and other post-retirement benefits	218.4	213.9
Accrued environmental costs and asset retirement obligations	102.5	97.3
Other non-current liabilities and deferred credits	20.2	17.2

	3,195.0	3,225.4

Contingencies and Guarantees (Notes 11 and 12, respectively)
Shareholders’ Equity
Share capital	1,397.8	1,379.3
Unlimited authorization of common shares without par value; issued and outstanding 103,997,569 and 103,593,792 at September 30, 2006 and December 31, 2005, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	61.0	36.3
Retained earnings	1,116.2	716.9

	2,575.0	2,132.5

	$5,770.0	$5,357.9

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Sales (Note 6)	$953.5	$938.0	$2,743.8	$2,916.7
Less: Freight	65.6	59.9	182.8	194.5
Transportation and distribution	37.6	29.8	104.6	90.8
Cost of goods sold	604.5	568.8	1,753.7	1,748.6

Gross Margin	245.8	279.5	702.7	882.8

Selling and administrative	35.9	31.8	114.6	116.0
Provincial mining and other taxes	12.5	28.8	41.2	111.4
Foreign exchange (gain) loss	(4.7)	24.4	9.2	12.4
Other income (Note 9)	(21.1)	(20.4)	(72.3)	(54.3)

	22.6	64.6	92.7	185.5

Operating Income	223.2	214.9	610.0	697.3
Interest Expense	25.2	20.4	69.1	61.7

Income Before Income Taxes	198.0	194.5	540.9	635.6
Income Taxes (Note 4)	52.8	64.2	95.1	209.8

Net Income	$145.2	$130.3	445.8	425.8

Retained Earnings, Beginning of Period			716.9	701.5
Repurchase of Common Shares			—	(182.9)
Dividends			(46.5)	(49.2)

Retained Earnings, End of Period			$1,116.2	$895.2

Net Income Per Share (Note 5)
Basic	$1.40	$1.20	$4.30	$3.88
Diluted	$1.37	$1.17	$4.21	$3.79

Dividends Per Share	$0.15	$0.15	$0.45	$0.45

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Operating Activities
Net income	$145.2	$130.3	$445.8	$425.8

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	62.2	59.0	181.4	181.0
Stock-based compensation	2.8	1.7	26.8	25.7
(Gain) loss on disposal of long-term assets	(4.2)	0.2	(3.9)	5.7
Provision for plant shutdowns — phosphate segment	6.3	—	6.3	—
Foreign exchange on future income tax	—	14.0	12.1	10.0
Provision for future income tax	17.8	6.4	3.9	21.0
Undistributed earnings of equity investees	(10.6)	(10.3)	(9.1)	(24.7)
Other long-term liabilities	9.3	3.6	11.9	22.6

Subtotal of adjustments	83.6	74.6	229.4	241.3

Changes in non-cash operating working capital
Accounts receivable	(52.6)	(42.8)	(1.1)	(70.8)
Inventories	23.3	(43.5)	21.8	(33.9)
Prepaid expenses and other current assets	10.4	(14.7)	(23.3)	(14.2)
Accounts payable and accrued charges	15.0	200.6	(319.0)	226.3

Subtotal of changes in non-cash operating working capital	(3.9)	99.6	(321.6)	107.4

Cash provided by operating activities	224.9	304.5	353.6	774.5

Investing Activities
Additions to property, plant and equipment	(133.8)	(109.0)	(384.9)	(246.4)
Purchase of long-term investments	—	(97.4)	(130.0)	(190.9)
Proceeds from disposal of property, plant and equipment and long-term investments	7.8	0.6	10.0	11.1
Other assets and intangible assets	(0.7)	4.7	2.3	7.7

Cash used in investing activities	(126.7)	(201.1)	(502.6)	(418.5)

Cash before financing activities	98.2	103.4	(149.0)	356.0

Financing Activities
Repayment of long-term debt obligations	(0.3)	(0.3)	(1.0)	(0.9)
(Repayment of) proceeds from short-term debt obligations	(26.5)	1.4	277.8	1.2
Dividends	(15.2)	(16.2)	(45.7)	(49.4)
Repurchase of common shares	—	(213.5)	—	(530.9)
Issuance of common shares	5.5	29.9	15.4	93.1

Cash (used in) provided by financing activities	(36.5)	(198.7)	246.5	(486.9)

Increase (decrease) in Cash and Cash Equivalents	61.7	(95.3)	97.5	(130.9)
Cash and Cash Equivalents, Beginning of Period	129.7	423.3	93.9	458.9

Cash and Cash Equivalents, End of Period	$191.4	$328.0	$191.4	$328.0

Supplemental cash flow disclosure
Interest paid	$24.4	$14.1	$74.5	$54.8
Income taxes paid	$18.7	$19.0	$243.2	$126.4

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006
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

•	Financial liabilities will be classified as either held-for-trading or other. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. Other instruments will be accounted for at amortized cost with gains and losses reported in net income in the period that the liability is derecognized; and

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and be substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffective portion will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.

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
Accounting Changes
      In July 2006, the CICA revised Section 1506, “Accounting Changes”, which requires that (1) voluntary changes in accounting policy are made only if they result in the financial statements providing reliable and more relevant information, (2) changes in accounting policy are generally applied retrospectively, and (3) prior period errors are corrected retrospectively. Section 1506 is effective for fiscal years beginning on or after January 1, 2007 with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
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

Determining the Variability to be Considered in Applying the Variable Interest Entity Standards
      In September, 2006, the Emerging Issues Committee issued Abstract No. 163, “Determining The Variability To Be Considered In Applying AcG-15” (“EIC-163”). EIC-163 concludes that the “by-design” approach should be the single method used to assess variability when applying AcG-15. The by-design analysis focuses on the role of a contract or arrangement in the design of the entity, rather than its legal form or accounting classification. EIC-163 requires an analysis of the design of the entity in determining the variability to be considered in applying AcG-15 using a two-step approach. The first step is to analyze the nature of the risks in the entity. The second step is to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance may be applied to all entities (including newly created entities) with which an enterprise first becomes involved, and to all entities previously required to be analyzed under AcG-15 when a reconsideration event has occurred, effective January 1, 2007, with early adoption encouraged. The implementation of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
2.   Inventories

	September 30,	December 31,
	2006	2005

Finished product	$220.4	$268.5
Intermediate products	98.2	94.9
Raw materials	68.3	59.9
Materials and supplies	104.5	99.2

	$491.4	$522.5

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
      In October 2006, the company acquired an additional 6,086,000 Class B shares of Sociedad Quimica y Minera de Chile S.A. (“SQM”) for cash consideration of $75.5. The additional investment increases the company’s interest in SQM to 27 percent.
4.   Income Taxes
      The company’s consolidated recorded income tax rate for the three months ended September 30, 2006 was approximately 27 percent (2005 — 33 percent) and for the nine months ended September 30, 2006 was approximately 18 percent (2005  — 33 percent). The reduction in the consolidated recorded income tax rates was due to the following:

•	During the three months ended June 30, 2006, the company reduced its consolidated effective income tax rate from 33 percent to 30 percent for the 2006 year. The impact of this change on prior periods, as applicable, was reflected during that quarter. The change was primarily attributable to two factors. First, during the three months ended June 30, 2006, the Province of Saskatchewan enacted changes to the corporation income tax. The corporate income tax rate will be reduced from 17 percent to 12 percent over the next three years, with a 3 percentage point reduction (to 14 percent) effective July 1, 2006 and further 1 percentage point reductions on July 1, 2007 and July 1, 2008. The impact of this change on the company’s future income tax liability was recognized during the second quarter of 2006. Second, during the three months ended June 30, 2006, the company revised its estimated allocation of annual income before income taxes by jurisdiction.

•	During the three months ended June 30, 2006, the Government of Canada enacted changes to the federal corporation income tax and the corporate surtax. The federal corporate income tax rate will be reduced from 21 percent to 19 percent over the next four years, with a 0.5 percentage point reduction effective January 1, 2008 and January 1, 2009, and a further 1 percentage point reduction on January 1, 2010. The federal corporate surtax will be reduced from 1.12 percent to nil in 2008. The impact of this change on the company’s future income tax liability was recognized during the second quarter of 2006.

•	Income tax refunds totaling $22.4 were recorded relating to a recent Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge. Refunds of $12.3 were recognized during the three months ended March 31, 2006, a refund of $3.5 was recognized during the three months ended June 30, 2006, and a refund of $6.6 was recognized during the three months ended September 30, 2006 (refunds were for taxation years 1999 and 2001 through 2004). The company also expects further income tax refunds in respect of previous taxation years. These refunds are currently under review and have not been reflected in these interim condensed consolidated financial statements.
5.   Net Income Per Share
      Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2006 of 103,907,000 (2005 — 108,164,000). Basic net income per share for the year to date is calculated on the weighted average shares issued and outstanding for the nine months ended September 30, 2006 of 103,781,000 (2005 — 109,623,000).
      Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2006 was 106,045,000 (2005 — 111,102,000) and for the nine months ended September 30, 2006 was 105,934,000 (2005 — 112,460,000).
6.   Segment Information
      The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2006
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$334.3	$292.6	$326.6	$—	$953.5
Freight	33.6	9.4	22.6	—	65.6
Transportation and distribution	10.5	13.4	13.7	—	37.6
Net sales — third party	290.2	269.8	290.3	—
Cost of goods sold	136.6	207.4	260.5	—	604.5
Gross margin	153.6	62.4	29.8	—	245.8
Depreciation and amortization	16.4	19.5	23.3	3.0	62.2
Inter-segment sales	0.2	25.4	0.9	—	—

	Three Months Ended September 30, 2005
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$313.4	$332.7	$291.9	$—	$938.0
Freight	30.6	8.9	20.4	—	59.9
Transportation and distribution	8.5	11.0	10.3	—	29.8
Net sales — third party	274.3	312.8	261.2	—
Cost of goods sold	106.7	233.1	229.0	—	568.8
Gross margin	167.6	79.7	32.2	—	279.5
Depreciation and amortization	14.6	18.1	23.8	2.5	59.0
Inter-segment sales	0.5	26.2	2.5	—	—

	Nine Months Ended September 30, 2006
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$856.5	$966.9	$920.4	$—	$2,743.8
Freight	91.4	28.1	63.3	—	182.8
Transportation and distribution	28.9	40.3	35.4	—	104.6
Net sales — third party	736.2	898.5	821.7	—
Cost of goods sold	359.0	665.0	729.7	—	1,753.7
Gross margin	377.2	233.5	92.0	—	702.7
Depreciation and amortization	43.2	57.8	70.5	9.9	181.4
Inter-segment sales	5.0	85.8	5.5	—	—

	Nine Months Ended September 30, 2005
	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$1,067.1	$1,001.9	$847.7	$—	$2,916.7
Freight	105.3	29.0	60.2	—	194.5
Transportation and distribution	27.1	36.5	27.2	—	90.8
Net sales — third party	934.7	936.4	760.3	—
Cost of goods sold	367.6	692.0	689.0	—	1,748.6
Gross margin	567.1	244.4	71.3	—	882.8
Depreciation and amortization	51.0	52.5	70.1	7.4	181.0
Inter-segment sales	4.9	74.7	11.4	—	—
Provision for Plant Shutdowns — Phosphate Segment
      In July 2006, the company indefinitely suspended production of Super Phosphoric Acid and Poly-N phosphate products at its Geismar, Louisiana facilities due to higher input costs and lower product margins for those products at that facility, compared to the company’s other facilities. No employee positions were terminated. The plants have not been re-started since that time and company management has determined that there are no immediate intentions of re-starting the plants.
      In connection with the shutdowns, management determined that the carrying amounts of the long-lived assets related to the production facilities were not fully recoverable and an impairment loss of $6.3, equal to the amount by which the carrying amount of the asset groups exceeded their respective fair values, was recognized. Fair values were determined based on an estimate of future cash flows resulting from the use of the assets and their eventual disposition. All of the impairment loss related to property, plant and equipment and is included in cost of goods sold.
7.   Stock-Based Compensation
      On May 4, 2006, the company’s shareholders approved the 2006 Performance Option Plan under which the company may, after February 27, 2006 and before January 1, 2007, issue options to acquire up to 1,400,000 common shares. Under the plan, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is

10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2006, options to purchase a total of 894,900 common shares have been granted under the plan. The weighted average fair value of options granted was $38.53 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.60
Expected volatility	30%
Risk-free interest rate	4.90%
Expected life of options	6.5 years
8.   Pension and Other Post-Retirement Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
Defined Benefit Pension Plans	2006	2005	2006	2005

Service cost	$3.6	$3.4	$10.8	$10.4
Interest cost	8.5	7.8	25.3	23.4
Expected return on plan assets	(9.7)	(9.5)	(28.9)	(27.9)
Net amortization	2.9	1.9	8.6	4.9

Net expense	$5.3	$3.6	$15.8	$10.8

	Three Months		Nine Months
	Ended September 30		Ended September 30
Other Post-Retirement Plans	2006	2005	2006	2005

Service cost	$1.1	$1.4	$3.5	$4.2
Interest cost	3.2	3.3	9.3	9.9
Net amortization	(0.1)	0.4	(0.3)	1.2

Net expense	$4.2	$5.1	$12.5	$15.3

      For the three months ended September 30, 2006, the company contributed $6.2 to its defined benefit pension plans, $3.2 to its defined contribution pension plans and $2.4 to its other post-retirement plans. Contributions for the nine months ended September 30, 2006 were $19.7 to defined benefit pension plans, $12.1 to defined contribution pension plans and $6.7 to other post-retirement plans. Total 2006 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2005.
9.   Other Income and Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005

Share of earnings of equity investees	$10.6	$16.8	$39.0	$43.3
Dividend income	9.0	6.1	21.1	9.2
Other	1.5	(2.5)	12.2	1.8

	$21.1	$20.4	$72.3	$54.3

10. Seasonality
      The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

11. Contingencies
Canpotex
      PotashCorp is a shareholder in Canpotex Limited (“Canpotex”), which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first nine months of 2006 or 2005.
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
Legal and Other Matters
      In 1994, PCS Joint Venture Ltd. (“PCS Joint Venture”) responded to information requests from the US Environmental Protection Agency (“USEPA”) and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site are attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. PCS Joint Venture began the remediation in November 2005 and completed soil excavation activities in March 2006. No significant change to management’s estimate of accrued costs was required as of September 30, 2006 as a result of approval of the remedial action plan.
      In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS. The draft feasibility study has been submitted for review and approval. In January 2006, the parties responded to comments of the USEPA and Florida Department of Environment on the draft feasibility study. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above described remediation responsibilities and has indemnified the third party purchaser for the costs of remediation and certain related claims.
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
      The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. In September 2005 and December 2005, respectively, the USEPA notified the company of various alleged violations of the US Resource Conservation and Recovery Act at its Aurora and White Springs plants. The company is currently reviewing and responding to these notices. At this early stage, it is unable to evaluate the extent of any exposure that it may have in these matters.
      In July 2006, PCS Phosphate, along with several other entities, received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under the Comprehensive Environmental Response, Compensation and Liability Act for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). The Settling Parties have agreed to fund and perform a CERCLA time-critical removal of the PCB contaminated soils at the Site. Final determinations have not been made regarding the nature, timing and cost of the removal action.
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
      Certain of the company’s facilities have asbestos-containing materials which the company will be obligated to remove and dispose in a special manner should the asbestos become friable (i.e., readily crumbled or powdered) or should the property be demolished. As of September 30, 2006, the company has not recognized this conditional asset retirement obligation in its interim condensed consolidated financial statements because it does not have sufficient information to estimate the fair value of the obligation. As a result of the longevity of the company’s facilities where asbestos exists, due in part to the company’s maintenance procedures, and the fact that the company does not have plans for major changes that would require the removal of asbestos, the timing of the removal of asbestos is indeterminable and the time over which the company may settle the obligation cannot be reasonably estimated as at September 30, 2006. The company would recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.
12. Guarantees
      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees (apart from any appropriate accruals relating to the underlying potential liabilities).
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2006, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $218.8. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2006, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $51.9 to maintain derivatives, which are included in accounts payable and accrued charges.
      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of its phosphate operations in Florida and Louisiana, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of September 30, 2006. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan (“Province”) require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plans. Industry participants provided the Province with revised D&R plans (including financial assurances) for review. In June 2006, the Province advised that it required additional time to review the plans. The Province also advised that it will continue to recognize the previously approved D&R plans as current and in compliance with the environmental regulations until the review is finalized and a response is provided. The Province initially advised that it would target a response date of September 30, 2006, or sooner, but subsequently advised that the review would extend beyond September 30, 2006. The Province did not provide a revised target date for the completion of its review. The company has posted an irrevocable Cdn $2.0 letter of credit as collateral.

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
      (e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at September 30, 2006 and 2005, the start-up costs deferred for Canadian GAAP were not material.
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
      The company’s accumulated benefit obligation for its US pension plans exceeds the fair value of plan assets. US GAAP requires, until the adoption of SFAS No. 158 as described below, the recognition of an additional minimum pension liability in the amount of the excess of the unfunded accumulated benefit obligation over the recorded pension benefits liability. An offsetting intangible asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a reduction of accumulated OCI. No similar requirement exists under Canadian GAAP.

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
      (h) Derivative instruments and hedging activities: Under Canadian GAAP, the company’s derivatives used for non-trading purposes that do not qualify for hedge accounting are carried at fair value on the Consolidated Statements of Financial Position, with changes in fair value reflected in earnings. Derivatives embedded within instruments are generally not separately accounted for except for those related to equity-linked deposit contracts, which are not applicable to the company. Gains and losses on derivative instruments held within an effective hedge relationship are recognized in earnings on the same basis and in the same period as the underlying hedged items. There is no difference in accounting between Canadian and US GAAP in respect of derivatives held by the company that do not qualify for hedge accounting. Unlike Canadian GAAP, however, the company recognizes all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of Financial Position for US GAAP purposes. Under US GAAP, the accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative is accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. For both fair value and cash flow hedges, if a derivative instrument is designated as a hedge and meets the criteria for hedge effectiveness, earnings offset is available, but only to the extent that the hedge is effective. Ineffective portions of fair value or cash flow hedges are recorded in earnings in the current period.
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
      (j) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. Effective January 1, 2006, US GAAP requires that these liability awards be measured at fair value at each reporting period. As at September 30, 2006, the difference between Canadian and US GAAP was not significant. The company uses a Monte Carlo simulation model to estimate the fair value of its liability awards for US GAAP purposes.
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
      US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the nine months ended September 30, 2006, income taxes paid under US GAAP were $282.3. For the nine months ended September 30, 2005, the difference between Canadian and US GAAP was not significant.
      The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity, comprehensive income and accumulated other comprehensive income.

	Three Months Ended		Nine months Ended
	September 30		September 30
	2006	2005	2006	2005

Net income as reported — Canadian GAAP	$145.2	$130.3	$445.8	$425.8
Items increasing (decreasing) reported net income
Cash flow hedge ineffectiveness	(4.8)	0.5	(4.2)	1.5
Depreciation and amortization	2.1	2.1	6.3	6.3
Stock-based compensation	(0.4)	—	1.5	—
Stripping costs	3.4	—	5.6	—
Share of earnings of equity investees	—	3.7	0.5	3.7
Deferred income taxes related to the above adjustments	(3.1)	(2.0)	5.2	(3.7)
Income taxes related to stock-based compensation	(2.8)	(4.8)	(7.2)	(17.1)

Net income — US GAAP	139.6	$129.8	453.5	$416.5

Basic weighted average shares outstanding — US GAAP	103,907,000	108,164,000	103,781,000	109,623,000

Diluted weighted average shares outstanding — US GAAP	106,045,000	111,102,000	105,934,000	112,460,000

Basic net income per share — US GAAP	$1.34	$1.20	$4.37	$3.80

Diluted net income per share — US GAAP	$1.32	$1.17	$4.28	$3.70

	September 30,	December 31,
	2006	2005

Total assets as reported — Canadian GAAP	$5,770.0	$5,357.9
Items increasing (decreasing) reported total assets
Inventory	4.9	(7.2)
Available-for-sale securities (unrealized holding gain)	657.4	355.2
Fair value of derivative instruments	150.5	277.1
Property, plant and equipment	(111.8)	(118.1)
Exploration costs	(6.4)	(6.4)
Stripping costs	(18.8)	—
Pension and other post-retirement benefits	14.1	14.1
Intangible asset relating to additional minimum pension liability	11.1	11.1
Investment in equity investees	5.5	4.8
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$6,429.8	$5,841.8

	September 30,	December 31,
	2006	2005

Total shareholders’ equity as reported — Canadian GAAP	$2,575.0	$2,132.5
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes	557.5	343.2
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	59.5	53.2
Exploration costs	(6.4)	(6.4)
Stripping costs	5.6	—
Cash flow hedge ineffectiveness	0.7	4.9
Pension and other post-retirement benefits	14.1	14.1
Share of earnings of equity investees	4.2	3.7
Deferred income taxes relating to the above adjustments	32.2	27.0
Cumulative-effect adjustment to retained earnings in respect of stripping costs	(16.3)	—

Shareholders’ equity — US GAAP	$3,029.0	$2,375.1

	Nine months Ended
	September 30
	2006	2005

Net income — US GAAP	$453.5	$416.5

Other comprehensive income
Change in unrealized holding gain on available-for-sale securities	302.2	177.6
Change in gains and losses on derivatives designated as cash flow hedges	(58.7)	226.7
Reclassification to income of gains and losses on cash flow hedges	(51.6)	(36.1)
Share of other comprehensive income of equity investees	0.2	1.1
Deferred income taxes related to other comprehensive income	22.2	(121.8)

Other comprehensive income, net of related income taxes	214.3	247.5

Comprehensive income — US GAAP	$667.8	$664.0

      The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

	September 30,	December 31,
	2006	2005

Unrealized gains and losses on available-for-sale securities	$524.7	$236.3
Gains and losses on derivatives designated as cash flow hedges	106.9	182.4
Additional minimum pension liability	(54.4)	(55.4)
Share of accumulated other comprehensive income of equity investees	1.2	0.8
Foreign currency translation adjustment	(20.9)	(20.9)

Accumulated other comprehensive income(1) — US GAAP	$557.5	$343.2

(1)	Accumulated other comprehensive income is a separate component of shareholders’ equity under US GAAP.
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
      In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the model, the consolidated financial statements will reflect expected future income tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The evaluation of tax positions under FIN No. 48 will be a two-step process, whereby (1) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and, (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The company is reviewing the guidance (which is effective for the first quarter of 2007) to determine the potential impact, if any, on its consolidated financial statements.
      In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance is effective for the first quarter of 2007. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
      In September 2006, the SEC Staff issued Staff Accounting Bulletin 108, “Quantifying Misstatements in the Financial Statements” (“SAB 108”). SAB 108 requires that misstatements identified in the current year financial statements that result from misstatements of prior year financial statements be quantified and evaluated using a dual approach that includes both an income statement and balance sheet assessment of any misstatement. The guidance is effective for fiscal years ending after November 15, 2006. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under SFAS No. 158, employers must recognize a net liability or asset to report the funded status of their defined benefit pension and other post-retirement benefit plans on their balance sheets. The guidance is effective for the company’s December 31, 2006 financial statements. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
      In October 2006, the FASB issued FSP FAS 123(R)-5, “Amendment to FASB Staff Position FAS 123(R)-1”. The FSP concludes that for stock-based compensation instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or remeasurement of the instruments will result if both (1) there is no increase in the fair value of the award (i.e., the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (2) all holders of the same class of equity instruments are treated in the same manner. The FSP is effective for the company in fourth-quarter 2006. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
Available-for-Sale Securities
      The company’s investments in Israel Chemicals Ltd. and Sinofert are classified as available-for-sale. The fair market value of these investments at September 30, 2006 was $1,048.8 and the unrealized holding gain was $657.4.
Stock-based Compensation
      The company has six stock-based employee compensation plans, which are described below. The total compensation cost charged to income in respect of these plans was $7.5 for the three months ended September 30, 2006 (2005 — $10.3) and $31.0 for the nine months ended September 30, 2006 (2005 — $40.5).
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
      Under the Officers and Employees Plan, the company may, after February 3, 1998, issue options to acquire up to 13,852,250 common shares. Under the Directors Plan, the company may, after January 24, 1995, issue options to acquire up to 912,000 common shares. No stock options have been granted under the Directors Plan since November 2002 and the PCS Board of Directors determined in 2003 to discontinue granting stock options to directors. Under both plans, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant and an option’s maximum term is 10 years. All options granted to date have provided that one-half of the options granted in a year will vest one year from the date of the grant, with the other half vesting the following year.
      Under the 2005 Performance Option Plan the company was permitted, after February 28, 2005 and before January 1, 2006, to issue options to acquire up to 1,200,000 common shares. Under the 2006 Performance Option Plan the company may, after February 27, 2006 and before January 1, 2007, issue options to acquire up to 1,400,000 common shares. Under the performance plans, the exercise price is the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant and an option’s maximum term is 10 years. The key design difference between the 2005 and 2006 Performance Option Plans and the company’s other stock option plans is the performance-based vesting feature. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital.
      The company issues new common shares to satisfy stock option exercises.
      A summary of option activity under the plans for the nine months ended September 30, 2006, and changes during the period then ended, is presented below:

	Performance Option Plans				Officers and Employees and Directors Option Plans

			Weighted-				Weighted-
	Number of	Weighted-	Average	Aggregate	Number of	Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise	Contractual	Value (in	Subject to	Exercise	Contractual	Value (in
	Option	Price	Term (Years)	millions)	Option	Price	Term (Years)	millions)

Outstanding at January 1, 2006	1,186,000	$90.08			3,895,756	$38.41
Granted	894,900	101.01			—	—
Exercised	—	—			(393,283)	38.26
Cancelled	(14,300)	90.86			—	—

Outstanding at September 30, 2006	2,066,600	$95.45	9	$14.7	3,502,473	$39.37	5	$226.8

Exercisable at September 30, 2006	—	—	—	$—	3,502,473	$39.37	5	$226.8

      The total intrinsic value of stock options exercised was $20.9 during the nine months ended September 30, 2006. No stock options vested during this period. During the nine months ended September 30, 2006 the company granted a total of 894,900 options to purchase common shares under the 2006 Performance Option Plan, as discussed in Note 7. The company estimates the fair value of each option grant as of the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used in arriving at the grant date fair values associated with stock options for which compensation cost was recognized during 2005 and 2006:

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
      A summary of the status of the company’s nonvested options as of September 30, 2006, and changes during the nine month period then ended, is presented below:

	Number of	Weighted-
	Shares	Average
	Subject to	Grant-Date
	Option	Fair Value

Nonvested at January 1, 2006	1,186,000	$29.82
Granted	894,900	38.53
Vested	—	—
Cancelled	(14,300)	30.25

Nonvested at September 30, 2006	2,066,600	$33.58

      As of September 30, 2006, 2,066,600 options remained unvested and there was $13.6 of total unrecognized compensation cost related to the company’s stock option plans. This cost is expected to be recognized over the period through December 31, 2008.
      Cash received from stock option exercises for the nine months ended September 30, 2006 was $15.4 (2005 — $93.1), and the excess tax benefit recognized as additional paid in capital was $7.2 for the first nine months of 2006 (2005 — $17.1).
Deferred Share Unit and Other Plans
      The company offers a deferred share unit plan to non-employee directors, which entitles those directors to receive discretionary grants of deferred share units (“DSUs”), each of which has a value equal to the market value of a common share at the time of its grant. The plan also allows each director to choose to receive, in the form of DSUs, all or a percentage of the director’s fee, which would otherwise be payable in cash. Each DSU fully vests upon award, but is distributed only when the director has ceased to be a member of the Board of Directors of the company. Vested units are settled in cash based on the common share price at that time. As of September 30, 2006, the total DSUs held by participating directors was 65,819 (2005 — 53,963). Compensation cost recognized in respect of DSUs for the three and nine month periods ended September 30, 2006 was not significant.
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
      During the nine months ended September 30, 2006, the company issued 156,363 performance units (2005 — nil) under the performance unit incentive plan at a weighted-average grant-date fair value of $78.03 per unit. As at September 30, 2006, 149,961 units remained unvested and outstanding. Total unrecognized compensation cost approximated $12.6, which is expected to be recognized over the period through December 31, 2008. However, such amount will be subject to change, as these liability awards are remeasured at fair value at each reporting period.
      During the nine months ended September 30, 2006, cash of $34.5 was used to settle the company’s liability in respect of its performance unit incentive plan for the performance period January 1, 2003 to December 31, 2005. No other cash payments were made in respect of the company’s stock-based compensation plans during the first nine months of 2006.
Derivative Instruments and Hedging Activities
Cash Flow Hedges
      The company has designated its natural gas derivative instruments as cash flow hedges. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of accumulated OCI and then is reclassified into cost of goods sold when the product containing the hedged item is sold. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. During the third quarter of 2006, a gain of $15.7 (2005 — $13.2) was recognized in cost of goods sold. For the first nine months of 2006, the gain was $55.8 (2005 — $36.1). Of the deferred gains at quarter-end, approximately $62.2 will be reclassified to cost of goods sold within the next 12 months. The fair value of the company’s gas hedging contracts at September 30, 2006 was $150.5 (2005 — $251.7).

14. Comparative Figures
      Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis is the responsibility of management and is as of November 3, 2006. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.
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
KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO GOALS
      Each year we set targets to advance our long-term goals and drive results. In 2005, we further developed key performance indicators to monitor our progress and measure success. As we drill down into the organization with these metrics, we believe:

•	management will focus on the most important things, which will be reinforced by having the measurable, relevant results readily accessible;
•	employees will understand and be able to effectively monitor their contribution to the achievement of corporate goals; and
•	we will be even more effective in meeting our targets.

      Our long-term goals and 2006 targets are set out on pages 9 to 14 of our 2005 Annual Report — Business Review. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance to
Goal	2006 Annual Target	September 30, 2006

To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJUSBMI for 2006.	PotashCorp’s total shareholder return was 30 percent in the first nine months of 2006, exceeding our sector average return of 20 percent and the DJUSBMI return of 5 percent.

	Carry a higher multiple than the average of other fertilizer companies on both earnings and cash flow.	The company’s multiple at September 30, 2006 was 16.5 on earnings and 11.3 on cash flow versus the average of other fertilizer companies in our sector of 13.7 on earnings and 9.1 on cash flow.

To remain the leader and preferred supplier of potash, nitrogen and phosphate products worldwide.	Increase North American realized prices for potash by 10 percent.	North American realized potash prices were 8 percent higher in the first nine months of 2006 compared to the 2005 annual average.

	Increase North American realized feed prices by 20 percent.	Compared to the 2005 annual average, North American realized feed prices increased in the nine months ended September 30, 2006 as follows: Monocal by 25 percent, Dical by 24 percent and DFP by 31 percent.

	Increase realized nitric acid prices by 5 percent.	Realized nitric acid prices increased 7 percent during the nine months ended September 30, 2006 compared to the average prices realized during 2005.

To be the low-cost supplier in our industry.	Achieve rock costs at Aurora and White Springs 3 percent below 2005.	Rock costs at Aurora were flat while White Springs increased 11 percent during the first nine months of 2006 compared to the corresponding period in 2005. Compared to the 2005 annual average, rock costs were flat at Aurora and up 9 percent at White Springs for the first nine months of 2006.

	Achieve 5-percent reduction in per-tonne potash conversion costs on a Canadian dollar basis.	When compared to the 2005 annual average, potash conversion costs increased 34 percent per tonne on a Canadian dollar basis during the first nine months of 2006, largely as a result of the 426 days of production shutdowns during the first nine months of 2006 as the company produced to meet market demand.

	Improve energy efficiency in Trinidad by 10 percent from 2005.	Trinidad energy efficiency rate deteriorated 4 percent during the first nine months of 2006 compared to the 2005 annual average.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable and lost- time injury rates by 30 percent from 2005 levels.	Recordable and lost-time injury rates were reduced 29 percent and 8 percent, respectively, as compared to the 2005 annual levels.

	Reduce reportable releases and permit excursions by 30 percent from 2005 levels.	Reportable release rates on an annualized basis declined 47 percent while permit excursions were down 15 percent during the first nine months of 2006 compared to 2005 annual levels.

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
Earnings Guidance
      The company’s guidance for the third quarter of 2006 was earnings per share in the range of $1.25 to $1.50 per share, assuming a period end exchange rate of 1.12 Canadian dollars per US dollar. The final result was net income of $145.2 million, or $1.37 per share.
Overview of Actual Results
Operations

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2006	2005	Change	Change	2006	2005	Change	Change

Sales	$953.5	$938.0	$15.5	2	$2,743.8	$2,916.7	$(172.9)	(6)
Freight	65.6	59.9	5.7	10	182.8	194.5	(11.7)	(6)
Transportation and distribution	37.6	29.8	7.8	26	104.6	90.8	13.8	15
Cost of goods sold	604.5	568.8	35.7	6	1,753.7	1,748.6	5.1	—

Gross margin	$245.8	$279.5	$(33.7)	(12)	$702.7	$882.8	$(180.1)	(20)

Operating income	$223.2	$214.9	$8.3	4	$610.0	$697.3	$(87.3)	(13)

Net income	$145.2	$130.3	$14.9	11	$445.8	$425.8	$20.0	5

Net income per share — basic	$1.40	$1.20	$0.20	17	$4.30	$3.88	$0.42	11

Net income per share — diluted	$1.37	$1.17	$0.20	17	$4.21	$3.79	$0.42	11

      Third-quarter earnings of $145.2 million, or $1.37 per share, represent a record for the period and third best quarter in the company’s history. Driven by higher volumes in potash and phosphate, and supplemented by favorable changes to federal and provincial income tax rates and income tax refunds received, these earnings surpassed the $130.3 million ($1.17 per share) earned in the same quarter last year, and raised earnings for the first nine months of 2006 to $445.8 million ($4.21 per share) compared to $425.8 million ($3.79 per share) in the first nine months of 2005.
      Gross margin for the third quarter of $245.8 million was below the $279.5 million in the same quarter last year due to lower North American potash prices, higher offshore potash distribution costs and lower nitrogen prices. These resulted in a $17.3-million decline in nitrogen gross margin and $14.0-million drop in potash gross margin. However, this lower potash gross margin combined with higher potash-related capital expenditures led to an offsetting $16.3-million decline in provincial mining and other taxes in the quarter. Gross margin for the first nine months of 2006 was $702.7 million, down from $882.8 million in the first nine months of 2005 largely due to a $189.9-million reduction in potash gross margin.
      The third quarter reflected a transition period, as Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, resumed shipments to China and India in August, following the long-awaited resolution of 2006 price contracts. These negotiations had a far-reaching impact, as several markets in Southeast Asia and Latin America (including Brazil) had been pulling product from internal inventories, delaying purchases while they monitored potash pricing. After the settlement of potash price contracts with China and India, these large buyers took significant volumes in August and September, as did other global customers. Inventories for North American potash producers were reduced to levels 1 percent over the five-year average by the end of the quarter versus 53 percent over the five-year average at July 31, 2006 before shipping began on the abovementioned China and India contracts. This tightening of the supply began to reverse the weakening North American spot prices for potash prevalent early in the quarter, while offshore prices rebounded more quickly. Despite the decline in potash gross margin quarter over quarter and year over year, potash was still the highest contributor to third-quarter and first-nine-month gross margin generating $153.6 million and $377.2 million, respectively.
      Nitrogen fertilizer fundamentals remained sound in the United States as prices fell, following their typical seasonal pattern and in relation to declining natural gas costs. However, ammonia prices rose late in the quarter as tight global supply conditions led to a decoupling from US gas costs. Nitrogen gross margin declined quarter over quarter, primarily as a result of lower natural gas prices compared to the corresponding period in 2005 when the price was pushed up by Hurricane Katrina, and year over year primarily as a result of lower demand and higher input costs. Quarter over quarter, nitrogen gross margin was $62.4 million, down from last year’s third quarter gross margin of $79.7 million and this year’s second quarter gross margin of $91.7 million. Year over year, nitrogen gross margin was $233.5 million, down 4 percent from $244.4 million in the first nine months of 2005.
      In phosphate, strong markets remained intact for industrial and feed products. Solid fertilizers were supported by healthy demand from offshore markets, but North American buyers lacked confidence in pricing. The company also recorded a $6.3-million impairment charge in the phosphate segment. Consequently, phosphate gross margin was $29.8 million during the third quarter of 2006 and $92.0 million for the first nine months of the year. This compares to $32.2 million and $71.3 million in the same periods of 2005.
      The weakening of the Canadian dollar at September 30, 2006 compared to June 30, 2006 contributed to foreign exchange gains of $4.7 million for the quarter, though the strengthening from year-end 2005 had a negative impact on earnings as it created a primarily non-cash foreign-exchange loss of $9.2 million for the first nine months of 2006. This compares to the strengthening throughout the same periods in 2005 which contributed to foreign exchange losses of $24.4 million and $12.4 million in the three and nine month periods ended September 30, 2005, respectively. Our investments in Arab Potash Company Limited (“APC”), Sociedad Quimica y Minera de Chile (“SQM”) and Israel Chemicals Ltd. (“ICL”) generated $19.6 million in earnings for the company during the quarter ended September 30, 2006 and, along with contributions from our investment in Sinochem Hong Kong Holdings Limited (“Sinofert”), raised the total of their contributions to $60.1 million during the first nine months of the year. These earnings represent a decline of 14 percent over third-quarter 2005 though up 14 percent compared to the first nine months of the year. Provincial mining and other taxes were 57 percent and 63 percent lower than in the third quarter and first nine months of 2005, respectively, due to the benefit associated with the deductibility of capital expenditures related to our potash expansions and the decrease in potash gross margin. The combination of changes to federal and provincial income tax rates, revised allocation of annual income before income taxes by jurisdiction and income tax refunds received contributed to the company’s consolidated reported income tax rate of 27 percent for the third quarter and 18 percent for the first nine months of 2006, compared to 33 percent in both periods in 2005.
Balance Sheet
      Total assets were $5,770.0 million at September 30, 2006, up $412.1 million or 8 percent over December 31, 2005. Total liabilities declined $30.4 million from December 31, 2005 to $3,195.0 million at September 30, 2006, and total shareholders’ equity increased $442.5 million during the same period to $2,575.0 million.
      The largest contributors to the increase in assets during the first nine months of 2006 were intercorporate investments and property, plant and equipment. During the first nine months of the year, we acquired an additional 10-percent of the ordinary shares of Sinofert for $126.3 million and an additional 220,100 shares in APC for $3.7 million and made additions to property, plant and equipment of $384.9 million ($163.6 million of which was spent to bring back idled potash capacity at our Allan, Saskatchewan and Lanigan, Saskatchewan operations). These increases were partially offset by a 6-percent (or $31.1-million) reduction in inventories compared to December 31, 2005, primarily due to (1) potash inventories being drawn down compared to

December 31, 2005 where inventory was building in anticipation of demand, and (2) decline in nitrogen inventory cost as a result of lower natural gas input costs, which, depending on its price, can make up between 80 percent and 95 percent of the cash cost of producing a tonne of ammonia.
      The decrease in liabilities was largely attributable to a $352.2-million decline in accounts payable and accrued charges at September 30, 2006 compared to December 31, 2005. Current income taxes payable declined $178.7 million as a result of the timing of payments during the nine month period, lower profits in the potash segment and lower income tax rates enacted during the second quarter of 2006. Hedging margin deposits were down $121.9 million due to lower natural gas prices and reduced volumes of derivative contracts outstanding. Reductions in our performance based compensation accruals and timing of payments on our trade payables contributed the majority of the remaining decrease. These reductions were partially offset by a $277.8-million increase in short-term debt at September 30, 2006 compared to December 31, 2005. There was a change in mix between current and long-term debt as $400.0 million of the company’s notes payable were classified to current during the first nine months of 2006. The notes, having an interest rate of 7.125%, are payable on June 15, 2007.
      Share capital, retained earnings and contributed surplus all increased at September 30, 2006 compared to December 31, 2005. Share capital was $18.5 million higher at September 30, 2006 than at December 31, 2005 due to the issuance of common shares arising from stock option exercises and our dividend reinvestment plan. Recognition of compensation cost associated with our stock-based compensation plans increased contributed surplus by $26.8 million while the issuance of common shares arising from stock option exercises reduced the balance, for a net increase of $24.7 million. Net earnings of $445.8 million for the nine months ended September 30, 2006 increased retained earnings while dividends declared of $46.5 million reduced the balance, for a net increase in retained earnings of $399.3 million at September 30, 2006 compared to December 31, 2005.
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
Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$334.3	$313.4	7
Freight	33.6	30.6	10
Transportation and distribution	10.5	8.5	24

	$290.2	$274.3	6

Net Sales
North American	$108.8	$120.6	(10)	673	714	(6)	$161.89	$169.08	(4)
Offshore	179.4	151.9	18	1,410	1,075	31	$127.22	$141.28	(10)

	288.2	272.5	6	2,083	1,789	16	$138.42	$152.34	(9)
Miscellaneous products	2.0	1.8	11	—	—	—	—	—	—

	290.2	274.3	6	2,083	1,789	16	$139.32	$153.33	(9)
Cost of goods sold	136.6	106.7	28				$65.58	$59.64	10

Gross margin	$153.6	$167.6	(8)				$73.74	$93.69	(21)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$856.5	$1,067.1	(20)
Freight	91.4	105.3	(13)
Transportation and distribution	28.9	27.1	7

	$736.2	$934.7	(21)

Net Sales
North American	$329.9	$405.2	(19)	1,939	2,608	(26)	$170.13	$155.36	10
Offshore	398.6	520.7	(23)	3,093	3,904	(21)	$128.88	$133.39	(3)

	728.5	925.9	(21)	5,032	6,512	(23)	$144.77	$142.19	2
Miscellaneous products	7.7	8.8	(13)	—	—	—	—	—	—

	736.2	934.7	(21)	5,032	6,512	(23)	$146.30	$143.54	2
Cost of goods sold	359.0	367.6	(2)				$71.34	$56.45	26

Gross margin	$377.2	$567.1	(33)				$74.96	$87.09	(14)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	Negotiations for 2006 potash shipments from Canpotex to Sinofert in China concluded in late July 2006, spurring a price agreement in India. The China agreement calls for a base price increase of $25 per tonne over the 2005 contract price. Reduced volumes prior to conclusion of the pricing contracts raised the per-tonne fixed distribution costs and as a result, realized prices and margins declined during third-quarter 2006. As volumes returned mid-third-quarter, PotashCorp’s total offshore sales improved to 1.4 million tonnes from 1.1 million tonnes in the third quarter last year. The signing of the China deal also served to ignite shipments across Southeast Asia and Latin America.

•	Higher producer inventories at the start of the quarter contributed to heightened competitive pressures and lower North American prices. PotashCorp’s North American realized prices were down 4 percent from last year’s same quarter and 7 percent from the second quarter.

•	Year over year, reduced sales volumes led to potash gross margin substantially lower than nine months ended September 30, 2005.

•	Continuing our strategy of producing to meet market demand increased our costs in the quarter. We incurred 12 plant shutdown weeks during the quarter and 61 in the first nine months of 2006, up from 9 weeks and 18 weeks during the same periods of last year, respectively. As a result, we produced 1.4 million tonnes of potash compared to 1.7 million tonnes in the third quarter of 2005.

•	PotashCorp’s inventories at the end of the quarter were reduced to 0.7 million tonnes from 1.7 million tonnes at the start of the year and 1.4 million tonnes at the beginning of the quarter.
Potash gross margin variance attributable to:

Dollars (millions)
	Three Months Ended September 30				Nine Months Ended September 30
	2006 vs. 2005				2006 vs. 2005

		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales	Net	Cost of	Margin	Sales	Net	Cost of	Margin
	Volumes	Sales	Goods Sold	Variance	Volumes	Sales	Goods Sold	Variance

North American	$(5.2)	$(4.6)	$0.6	$(9.2)	$(71.9)	$25.9	$(1.8)	$(47.8)
Offshore	30.3	(16.7)	(18.3)	(4.7)	(71.3)	(22.7)	(43.8)	(137.8)
Other	0.1	(0.2)	—	(0.1)	0.4	(1.9)	(2.8)	(4.3)

Total	$25.2	$(21.5)	$(17.7)	$(14.0)	$(142.8)	$1.3	$(48.4)	$(189.9)

Sales and Cost of Goods Sold
      The most significant contributors to the $14.0-million decline in gross margin quarter over quarter were as follows:

•	Offshore sales volumes were up 31 percent. Canpotex shipped 2.4 million tonnes, a 46-percent increase from the 1.6 million tonnes shipped in the same quarter last year. This included approximately 800,000 tonnes shipped to China and India, which were up 70 percent and 6 percent, respectively, from the third quarter of 2005. This movement ignited shipments to other Asian countries, as Malaysia and Indonesia combined to take almost 350,000 tonnes from Canpotex in the third quarter, while Vietnam and Japan had significant growth as well. Canpotex also shipped a record 640,000 tonnes to Brazil in the third quarter of 2006, up 87 percent from third-quarter 2005 as volumes sharply increased in an effort to catch up on purchases deferred earlier in the year when customers delayed purchasing until negotiations with China, the world’s largest import market for potash, concluded.

•	Offshore realized prices were relatively flat compared to the second quarter of 2006 and down 10 percent versus the third quarter last year, as the benefit of contracted price increases were more than offset by higher transportation and distribution costs on a per-tonne basis. Transportation and distribution costs for Canpotex were negatively impacted by $13 per tonne in the quarter due to lower volumes relative to fixed costs and higher ocean freight rates.

•	Realized prices in the North American market declined 4 percent as higher producer inventories at the start of the quarter contributed to heightened competitive pressures. Realized prices in the North American market were $35 per tonne, or 27 percent, higher than offshore prices. The gap between the two markets is partly due to offshore customers purchasing under long-term contracts that lag behind North American spot-market increases. The difference also reflects product mix, as North American customers prefer granular product that commands a premium over standard product, which is more typically consumed offshore.

•	Higher cost of goods sold negatively impacted the change in gross margin due to the combination of higher unit costs associated with production shutdowns (which continued into the third quarter as the company remained true to its strategy of matching production to market demand, and also occurred at the company’s Allan division in connection with completion of the debottlenecking project) and escalation of prices for supplies and services. We also saw higher depreciation costs as a result of our expansion projects being completed and commencing depreciation during 2006.
      The $189.9-million gross margin reduction year over year was largely attributable to the following changes:

•	Sales by Canpotex were reduced from 6.3 million to 4.7 million tonnes, contributing to the 21-percent decline in offshore sales volumes. Many customers delayed purchasing ahead of 2006 pricing with China. Canpotex shipped 1.8 million tonnes to its major markets (China, India and Brazil) in the first nine months of 2006 compared to 3.4 million tonnes in the same period in 2005. China was virtually absent from the market until late in July 2006, as it waited to conclude new pricing contracts with suppliers, including Canpotex, before coming back into the market for new tonnage. Brazil was again affected by the strengthening of the Brazilian real relative to the US dollar, particularly early in the year. This was accompanied by lower soybean prices which continued to pressure margins for Brazilian farmers and limited their credit availability, leading to fewer acres being planted and in turn a decrease in imported crop inputs. Further, uncertainty in the Brazilian market, with a hesitancy to purchase large positions in potash until the outcome of the Chinese negotiations was known, led to customers delaying purchases. After the negotiations were completed, volumes increased sharply. The early-2006 slowdown was not global, as volumes to many smaller potash-consuming regions such as Malaysia, Indonesia, Vietnam, Europe, Ecuador and Mexico increased.

•	North American sales volumes also dropped as declines during the first and second quarters compounded the third quarter decline. First-quarter reductions resulted from weaker dealer fill and field application of potash, due to low commodity prices, high energy input costs, uncertainty about planting decisions and, to a lesser degree, weather. In the second quarter volumes were weakened through the spring season by low crop commodity prices and fewer corn acres planted. Compounding this was the efforts of fertilizer dealers to finish the season without inventories, which further reduced potash shipments.

•	Realized prices in the offshore market were negatively impacted by higher per-unit throughput costs, as approximately 78 percent of Canpotex’s shipments were sold on a delivered basis as opposed to 50 percent during the nine months ended September 30, 2005. Further price reductions were realized on sales to Brazil due to increased competition in the marketplace early in the year, though rebounded strongly after completion of the abovementioned price negotiations with China and India. Realized prices in the North American market were 10 percent higher as 2005 announced price increases held into the first half of 2006, though dropped off during the third quarter. Prices in the North American market were $41 per tonne, or 32 percent, higher than offshore prices.

•	The change in gross margin was negatively impacted by higher cost of goods sold. Plant shutdowns raised unit costs while increased depreciation due to completion of our expansion projects, higher natural gas prices earlier in the year and escalating prices for supplies and services throughout the year further increased cost of goods sold. The impact of a stronger Canadian dollar also negatively impacted cost of goods sold.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$292.6	$332.7	(12)
Freight	9.4	8.9	6
Transportation and distribution	13.4	11.0	22

	$269.8	$312.8	(14)

Net Sales
Ammonia	$111.1	$104.6	6	438	375	17	$253.58	$278.60	(9)
Urea	70.8	100.8	(30)	290	356	(19)	$244.35	$283.04	(14)
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	75.1	66.0	14	503	441	14	$149.41	$149.61	—
Purchased	5.9	34.4	(83)	20	118	(83)	$284.18	$291.95	(3)

	262.9	305.8	(14)	1,251	1,290	(3)	$210.15	$237.05	(11)
Miscellaneous	6.9	7.0	(1)	—	—	—	—	—	—

	269.8	312.8	(14)	1,251	1,290	(3)	$215.59	$242.43	(11)
Cost of goods sold	207.4	233.1	(11)				$165.71	$180.65	(8)

Gross margin	$62.4	$79.7	(22)				$49.88	$61.78	(19)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$966.9	$1,001.9	(3)
Freight	28.1	29.0	(3)
Transportation and distribution	40.3	36.5	10

	$898.5	$936.4	(4)

Net Sales
Ammonia	$369.8	$343.2	8	1,244	1,263	(2)	$297.26	$271.65	9
Urea	239.7	283.6	(15)	899	1,046	(14)	$266.58	$270.93	(2)
Nitrogen solutions/ Nitric acid/ Ammonium nitrate	240.0	204.0	18	1,354	1,370	(1)	$177.31	$148.91	19
Purchased	27.5	86.4	(68)	89	314	(72)	$308.59	$275.30	12

	877.0	917.2	(4)	3,586	3,993	(10)	$244.56	$229.70	6
Miscellaneous	21.5	19.2	12	—	—	—	—	—	—

	898.5	936.4	(4)	3,586	3,993	(10)	$250.58	$234.47	7

Cost of goods sold	665.0	692.0	(4)				$185.47	$173.26	7

Gross margin	$233.5	$244.4	(4)				$65.11	$61.21	6

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	Nitrogen fertilizer supply/demand fundamentals remained sound in the United States but prices fell, following their typical seasonal pattern and in relation to declining US natural gas costs. However, ammonia prices rose late in the quarter as tight global supply conditions led to a decoupling from gas costs. Gross margin declined quarter over quarter primarily as a result of lower natural gas prices compared to the corresponding period in 2005, and year over year primarily as a result of higher input costs and lower urea demand.

•	Our Trinidad facility, which benefits from long-term lower-cost natural gas price contracts, delivered $39.4 million (or 63 percent) of nitrogen gross margin for the quarter and $134.4 million (or 58 percent) for the first nine months of 2006. Our US operations contributed $7.3 million in gross margin for the quarter and $43.3 million in the first nine months of 2006, and we gained $15.7 million and $55.8 million from our natural gas hedges during these periods, respectively.

•	The company’s average natural gas cost for the quarter, which includes the benefit of our hedge and our lower-cost Trinidad gas contracts, was $3.50 per MMBtu, 20 percent lower than the same quarter last year and 9 percent lower than in the second quarter of 2006. Compared to the nine months ended September 30, 2005, our natural gas cost decreased 3 percent.

•	In September 2006, PotashCorp elected to permanently discontinue ammonia and urea production at our Memphis, Tennessee facility. The plant had been put into indefinite shutdown mode in June 2003 due to high natural gas costs eroding nitrogen fertilizer margins. There was no material financial statement impact in the quarter resulting from these changes.

Nitrogen gross margin variance attributable to:

Dollars (millions)
	Three Months Ended September 30				Nine Months Ended September 30
	2006 vs. 2005				2006 vs. 2005

		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales	Net	Cost of	Margin	Sales	Net	Cost of	Margin
	Volumes	Sales	Goods Sold	Variance	Volumes	Sales	Goods Sold	Variance

Ammonia	$9.9	$(11.2)	$(2.3)	$(3.6)	$0.5	$29.2	$(32.1)	$(2.4)
Urea	(10.4)	(11.8)	6.0	(16.2)	(18.4)	(3.6)	(8.8)	(30.8)
Solutions, NA, AN	3.6	(1.6)	1.0	3.0	0.7	34.0	(20.3)	14.4
Purchased	(3.1)	(0.2)	0.1	(3.2)	(13.6)	6.3	(0.5)	(7.8)
Hedge gains	—	—	2.5	2.5	—	—	19.7	19.7
Other	(2.4)	2.7	(0.1)	0.2	(4.9)	8.4	(7.5)	(4.0)

Total	$(2.4)	$(22.1)	$7.2	$(17.3)	$(35.7)	$74.3	$(49.5)	$(10.9)

Sales and Cost of Goods Sold
      The gross margin decrease of $17.3 million quarter over quarter was largely attributable to the following changes:

•	Realized prices for urea and ammonia were down 14 percent and 9 percent, respectively, compared to third-quarter 2005 and 8 percent and 17 percent, respectively, compared to second-quarter 2006. An annual seasonal price adjustment is expected in the third quarter, but the 2006 decline appears more dramatic when compared to the exceptional circumstances of last year’s third quarter when Hurricane Katrina drove up gas prices and tightened ammonia supply. Including our Trinidad facilities, gross natural gas prices were 18 percent lower than third-quarter 2005 and 8 percent lower than second-quarter 2006. These fluctuations were not necessarily proportional to our changes in realized prices for ammonia and urea due to the time lag effect of natural gas prices on ammonia and urea pricing in the market, and the fact that last year’s third-quarter prices were significantly higher due to the impact of Hurricane Katrina during that period.

•	Ammonia sales volumes increased by 17 percent, as demand was strong, and 65,000 additional tonnes were available after the final stage of Trinidad debottlenecking was completed in the second quarter. Urea sales volumes declined as a result of mechanical problems at our Lima facility and timing of a vessel shipment from Trinidad. As well, total fertilizer sales tonnes were down 24 percent, including a 22 percent drop in urea fertilizer volumes, reflecting higher sales last year caused by concerns over product availability following Hurricane Katrina. Industrial demand remained strong, rising 12 percent from the same period last year and representing 68 percent of nitrogen sales volumes in the quarter.

•	The cost of goods sold price variance positively impacted gross margin. This was due primarily to lower natural gas costs which more than offset the impacts of higher depreciation related to the Trinidad expansion and debottlenecking projects commencing in 2006, and costs of higher volumes of ammonia purchased for internal consumption while certain of the company’s operations were not producing. Further, the company’s US natural gas hedging activities contributed $15.7 million to the gross margin compared to $13.2 million in the corresponding period last year.
      Gross margin declined $10.9 million year over year primarily as a result of the following changes:

•	Hurricanes that struck the US Gulf region during 2005 and cold weather in the US late in the year led to high natural gas prices that were sustained at more than $13 per MMBtu during the fourth quarter. This caused ammonia prices to climb rapidly in late 2005 and led North American producers to curtail half of their ammonia operating capacity by year-end, tightening market supply. Though North American natural gas spot prices dropped significantly during the first half of 2006, high ammonia prices continued until the third-quarter and, as a result, we realized ammonia prices 9 percent higher than in the first nine months of 2005. Realized prices for nitric acid and ammonium nitrate generally followed the rise in ammonia prices, with higher ammonium nitrate realized prices contributing $29.1 million to the increased gross margin as a result of our customer contracts tied to either natural gas prices or the NOLA ammonia price on a time lag basis.

•	Total nitrogen sales volumes declined 10 percent. Nitrogen fertilizer sales represented the significant portion of this drop, down 26 percent primarily due to US farmers purchasing less in the first nine months of 2006 as we believe they were hoping for lower prices. Therefore, approximately 68 percent of total nitrogen volumes, including both North American and Trinidad production, were sold to our more stable industrial customer base outside the fertilizer cycles.

•	Cost of goods sold increased 7 percent on a per tonne basis, the price variance negatively affecting gross margin by $49.5 million. This was due to higher natural gas costs earlier in 2006, resulting in production curtailments at our Augusta and Lima facilities. In addition, reduced production resulting from additional plant turnarounds related to debottlenecking projects at our 01 and 02 plants in Trinidad and mechanical problems at our Lima, Ohio facility (limiting its production in both the second and third quarters of 2006) contributed to the increase. Natural gas costs continue to be the single most important contributor to cost of goods sold, typically representing between 80 and 95 percent of the cash cost of producing one tonne of ammonia. The company’s total average natural gas cost, including the benefit of the company’s hedge and lower-cost Trinidad gas contracts, was $3.92 per MMBtu, 3 percent lower than the same period in 2005. The company’s US natural gas hedging activities contributed $55.8 million to the gross margin compared to $36.1 million in the corresponding period last year.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$326.6	$291.9	12
Freight	22.6	20.4	11
Transportation and distribution	13.7	10.3	33

	$290.3	$261.2	11

Net Sales
Fertilizer — liquids	$61.1	$58.0	5	259	266	(3)	$235.66	$217.93	8
Fertilizer — solids	101.2	86.3	17	428	369	16	$235.90	$233.77	1
Feed	66.7	52.9	26	223	198	13	$299.07	$266.82	12
Industrial	58.2	60.4	(4)	156	174	(10)	$374.60	$347.51	8

	287.2	257.6	11	1,066	1,007	6	$269.28	$255.81	5
Miscellaneous	3.1	3.6	(14)	—	—	—	—	—	—

	290.3	261.2	11	1,066	1,007	6	$272.22	$259.35	5
Cost of goods sold	260.5	229.0	14				$244.27	$227.37	7

Gross margin	$29.8	$32.2	(7)				$27.95	$31.98	(13)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Sales	$920.4	$847.7	9
Freight	63.3	60.2	5
Transportation and distribution	35.4	27.2	30

	$821.7	$760.3	8

Net Sales
Fertilizer — liquids	$165.6	$151.0	10	704	687	2	$235.17	$219.73	7
Fertilizer — solids	288.1	260.3	11	1,190	1,163	2	$242.03	$223.74	8
Feed	179.0	163.6	9	585	651	(10)	$306.34	$251.36	22
Industrial	180.1	175.1	3	485	505	(4)	$371.42	$346.91	7

	812.8	750.0	8	2,964	3,006	(1)	$274.25	$249.50	10
Miscellaneous	8.9	10.3	(14)	—	—	—	—	—	—

	821.7	760.3	8	2,964	3,006	(1)	$277.26	$252.93	10
Cost of goods sold	729.7	689.0	6				$246.22	$229.21	7

Gross margin	$92.0	$71.3	29				$31.04	$23.72	31

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
Highlights

•	A $6.3-million write down of assets at our Geismar, LA facility resulted in phosphate gross margin falling to $29.8 million this quarter from $32.2 million in the same period last year. In the first nine months of 2006, phosphate has generated $92.0 million gross margin, 29 percent higher than the $71.3 million from the first nine months of 2005.

•	Price increases were realized in all major product categories on both a quarter over quarter and year over year basis, in response to continuing high input costs and reasonably tight supply/demand fundamentals.

•	The feed and industrial segments once again proved their value as stable, higher-margin phosphate businesses. Feed and industrial products contributed $15.8 million and $10.4 million of third-quarter gross margin, respectively, while liquid fertilizer, which was directly impacted by the abovementioned writedown, added $1.0 million for the quarter after the writedown. For the first nine months of 2006, feed phosphate products contributed $46.7 million of gross margin while industrial products contributed $39.1 million. Within industrial, purified phosphoric acid was again the most profitable product, generating quarterly gross margin of $11.7 million and $39.7 million of gross margin for the first nine months of the year, representing 27 percent and 30 percent of net sales in each period, respectively.

Phosphate gross margin variance attributable to:

Dollars (millions)
	Three Months Ended September 30				Nine Months Ended September 30
	2006 vs. 2005				2006 vs. 2005

		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales	Net	Cost of	Margin	Sales	Net	Cost of	Margin
	Volumes	Sales	Goods Sold	Variance	Volumes	Sales	Goods Sold	Variance

Fertilizer — liquids	$(0.2)	$3.8	$(7.2)	$(3.6)	$5.4	$12.4	$(13.1)	$4.7
Fertilizer — solids	6.3	2.4	(10.7)	(2.0)	4.5	21.8	(30.5)	(4.2)
Feed	3.7	9.7	(4.5)	8.9	(4.8)	33.8	4.4	33.4
Industrial	(2.9)	3.2	(4.6)	(4.3)	(4.8)	11.3	(8.5)	(2.0)
Other	(0.4)	(0.1)	(0.9)	(1.4)	(1.0)	(0.3)	(9.9)	(11.2)

Total	$6.5	$19.0	$(27.9)	$(2.4)	$(0.7)	$79.0	$(57.6)	$20.7

Sales and Cost of Goods Sold
      The most significant contributors to the $2.4-million decrease in gross margin quarter over quarter were as follows:

•	Overall sales volumes were up 6 percent, positively impacting gross margin by $6.5 million. There was a change in product mix as the company chose to participate in higher priced sales in certain markets at the expense of sales volumes. Our strategy to focus on non-fertilizer products paid dividends as prices for feed products rose 12 percent, while industrial and liquid fertilizer prices were each up 8 percent. Higher feed prices implemented by the company, as a result of a strong pricing stance over volumes, contributed $9.7 million to the gross margin increase. Of this increase, Monocal represented $6.2 million due to a higher proportion of sales being into offshore markets (primarily Latin America), to which transportation and distribution costs are lower.

•	Industrial sales volumes were 10 percent lower than the same quarter last year due to a decline in market demand, and were flat compared to second-quarter 2006. Feed phosphate volumes were up 13 percent, as a 49-percent increase in offshore demand, primarily in Mexico, more than offset an 11-percent decline in other North American volumes as the company focused on higher-margin offshore markets.

•	The unfavorable price variance in cost of goods sold was $27.9 million. In July 2006, the company indefinitely suspended production of Super Phosphoric Acid and Poly-N phosphate products at its Geismar, Louisiana facilities due to higher input costs and lower product margins for those products at that facility, compared to the company’s other facilities. In connection with the shutdowns, management determined that the carrying amounts of the long-lived assets related to the production facilities were not fully recoverable and an impairment loss of $6.3 million was recognized. Sulfur prices 7 percent higher reduced gross margin by $2.7 million. Phosphate rock costs were up 7 percent as a result of higher costs for purchased rock at Geismar and higher electrical and chemical processing costs at both of our Aurora, North Carolina and White Springs, Florida mines. A change in product mix, higher depreciation charges and increased prices for supplies and services further increased costs.
      Year-over-year gross margin increased $20.7 million, largely as a result of the following changes:

•	Higher prices realized in the feed and fertilizer markets, due to tight industry fundamentals, were supplemented by industrial price increases implemented during 2005 that held through 2006. Additionally, higher cost rock at our Geismar facility was a factor for certain customers.

•	Sales volumes were relatively flat, though there was a change in product mix. Fertilizer sales volumes improved slightly, contributing $9.9 million to the change in gross margin as supply/demand fundamentals were strong. This was partially offset by a 10-percent decline in feed sales volumes resulting from the company’s decision to remain firm on pricing, and a 4-percent decline in industrial sales volumes due to reduced market demand.

•	The price variance in cost of goods sold negatively impacted the change in gross margin by $57.6 million. Higher raw material input costs more than offset the positive effect of operating rate efficiencies and change in product mix. The company benefited from operating rate efficiencies as our phosphoric acid operating rate increased 6 percent; however, 3 percent higher ammonia prices and 15 percent higher sulfur prices combined to reduce gross margin by $2.8 million and $15.4 million, respectively, while the impairment charge, a change in product mix, higher depreciation charges, escalating prices for supplies and services throughout the year and higher rock costs further increased costs.

Expenses and Other Income

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
Dollars (millions)	2006	2005	Change	Change	2006	2005	Change	Change

Selling and administrative	$35.9	$31.8	$4.1	13	$114.6	$116.0	$(1.4)	(1)
Provincial mining and other taxes	12.5	28.8	(16.3)	(57)	41.2	111.4	(70.2)	(63)
Foreign exchange (gain) loss	(4.7)	24.4	(29.1)	(119)	9.2	12.4	(3.2)	(26)
Other income	21.1	20.4	0.7	3	72.3	54.3	18.0	33
Interest expense	25.2	20.4	4.8	24	69.1	61.7	7.4	12
Income taxes	52.8	64.2	(11.4)	(18)	95.1	209.8	(114.7)	(55)
      Selling and administrative expenses increased slightly quarter over quarter due to higher stock option expense, as cost associated with both the 2005 and 2006 Performance Option Plans was recognized in the third quarter of 2006 compared to only the 2005 Performance Option Plan in third-quarter 2005. Year over year, selling and administrative expenses declined slightly as reductions to benefit expenses seen earlier in the year, associated with the company’s performance based compensation plans, were partially offset by higher stock option expense and increased corporate amortization costs incurred during the period.
      Provincial mining and other taxes declined 57 percent and 63 percent in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods last year, principally due to decreases in Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component declined significantly as a result of the deductibility of our capital expenditures to bring back idle potash capacity. The quarter-over-quarter reduction was also impacted by 9 percent lower realized potash prices, though this was partially offset by sales volumes which were 16 percent higher during the three months ended September 30, 2006 compared to the same period in 2005. Year over year the reduction was impacted by 23 percent lower potash sales volumes, despite realized potash prices which were 2 percent higher than in the first nine months of 2005. In addition, during the second quarter of 2006, the Province of Saskatchewan enacted changes to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over the next three years, with a 0.3 percentage point reduction effective July 1, 2006.
      The period-end translation of Canadian-dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to net foreign exchange gains of $4.7 million in the third quarter of 2006 and losses of $9.2 million in the nine months ended September 30, 2006. The Canadian dollar, which gained strength against the US dollar over the course of the first nine months of 2006, weakened during the third quarter of the year. The Canadian dollar moved from 1.1659 per US dollar at December 31, 2005 and to 1.1150 per US dollar at June 30, 2006, but ended the third quarter of 2006 at 1.1153 per US dollar. The strengthening of the Canadian dollar relative to the US dollar in the third quarter and first nine months of 2005 contributed to foreign exchange losses of $24.4 million and $12.4 million, respectively.
      Other income increased $0.7 million quarter over quarter primarily due to a $2.9-million increase in dividend income from our investment in ICL and higher gain on sale of property, plant and equipment, resulting from a $4.4-million gain on the sale of three of the company’s PCS Joint Venture Ltd. properties, though this was partially offset by lower share of earnings from equity investees. Year over year other income increased $18.0 million as a $3.0-million dividend was received from Sinofert during the second quarter of 2006 and dividend income from our investment in ICL increased $8.9-million in the first nine months of 2006 compared to the same period in 2005. A reduction in loss on disposal of assets compared to that recognized during the first nine months of 2005, and the abovementioned $4.4 million gain, further contributed to the year-over-year increase, though these were offset by lower share of earnings from equity investees during the same period.
      Including the current portion, weighted average long-term debt outstanding in third-quarter 2006 was $1,258.1 million (2005 — $1,268.2 million) with a weighted average interest rate of 7.0 percent (2005 — 6.9 percent). Weighted average long-term debt outstanding for the first nine months of 2006 was $1,258.4 million (2005 — $1,268.5 million) with a weighted average interest rate of 7.0 percent (2005 — 6.9 percent). The weighted average interest rate on short-term debt outstanding in the third quarter of 2006 was 5.5 percent (2005 — 3.6 percent) and the weighted average short-term debt outstanding was $612.6 million (2005 —

$93.4 million). The weighted average interest rate on short-term debt outstanding in the first nine months of 2006 was 5.1 percent (2005 — 3.2 percent) and the weighted average short-term debt outstanding was $548.6 million (2005 — $97.3 million). Though the average balance of short-term debt outstanding was higher quarter over quarter and year over year at higher interest rates, the interest expense category increased only $4.8 million and $7.4 million, respectively, due to the impact of the capitalized interest on expansion and other projects and interest income recognized on income tax refunds during the third quarter and first nine months of 2006 compared to the same periods in 2005.
      The company’s consolidated reported income tax rate for the three months ended September 30, 2006 was approximately 27 percent (2005 — 33 percent) and for the nine months ended September 30, 2006 was approximately 18 percent (2005 — 33 percent). The reduction in the consolidated reported income tax rates was due to the following:

•	During the second quarter of 2006, we reduced our consolidated effective income tax rate from 33 percent to 30 percent for the 2006 year. The impact of this change on prior periods, as applicable, was reflected during the quarter. The change was primarily attributable to two factors that occurred during that quarter. First, the Province of Saskatchewan enacted changes to the corporate income tax, reducing the rate from 17 percent to 12 percent over the next three years. Second, we revised our estimated allocation of annual income before income taxes by jurisdiction as a result of a decrease in expected potash operating income in Canada.

•	During the second quarter of 2006, the Government of Canada enacted changes to the federal corporate income tax and the corporate surtax. The federal corporate income tax rate will be reduced from 21 percent to 19 percent over the next four years and the federal corporate surtax will be reduced from 1.12 percent to nil in 2008. The impact of this change on the company’s future income tax liability was recognized during the second quarter.

•	Income tax refunds totaling $22.4 million were recorded, $6.6 million of which was recognized during third-quarter 2006, relating to a recent Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.
      The combination of income tax refunds received, changes in tax rates and lower operating income led to a decline in income tax expense of $11.4 million compared to the third quarter of 2005 and $114.7 million compared to the first nine months of 2005. For the first nine months of 2006, 70 percent of the effective rate pertained to current income taxes and 30 percent related to future income taxes, aside from the impact of the aforementioned income tax refunds and the effect of the Canadian tax rate changes on the company’s future income tax liability recognized during the period. The decrease in the current tax provision from 90 percent in the same period last year is largely due to the significant decrease in potash operating income in Canada and the change in mix and levels of income earned in the company’s other tax jurisdictions.

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
Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt	$1,257.8	$400.7	$0.5	$600.7	$255.9
Estimated interest payments on long-term debt	342.9	87.7	118.4	118.3	18.5
Operating leases	675.5	83.3	141.6	130.7	319.9
Purchase obligations	845.0	118.8	199.7	171.6	354.9
Other commitments	38.9	14.8	17.7	6.4	—
Other long-term liabilities	886.2	36.0	72.0	64.6	713.6

Total	$4,046.3	$741.3	$549.9	$1,092.3	$1,662.8

Long-term Debt
      Long-term debt consists of $1,250.0 million of notes payable that were issued under US shelf registration statements, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the consolidated financial statements in our 2005 Annual Report — Financial Review) and other commitments of $1.9 million payable over the next five years.
      The notes payable represent 99 percent of our total long-term debt portfolio and are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011 and $250.0 million bear interest at 4.875 percent and mature in 2013. There are no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at September 30, 2006.
      The estimated interest payments on long-term debt in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at September 30, 2006.
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
Capital Expenditures
      During 2006, we expect to incur capital expenditures of approximately $370 million, plus capitalized interest, for opportunity capital and approximately $155 million to sustain operations at existing levels. The most significant single project relates to bringing back idled potash capacity of 1.5 million tonnes at our Lanigan, Saskatchewan operation, including the mill refurbishment and expansion of surface, hoisting and underground facilities. This project is scheduled to be complete in the first quarter of 2008. During the first nine months of 2006, the company substantially completed its project to increase potash production capacity at our Allan, Saskatchewan operation, which will contribute an additional 0.4 million tonnes to annual potash production capability. In addition, the company will be adding compacting equipment at these sites that will increase granular capacity by 1.25 million tonnes per year.
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

Sources and Uses of Cash
      The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
Dollars (millions)	2006	2005	Change	2006	2005	Change

Cash provided by operating activities	$224.9	$304.5	(26)	$353.6	$774.5	(54)
Cash used in investing activities	$(126.7)	$(201.1)	(37)	$(502.6)	$(418.5)	20
Cash (used in) provided by financing activities	$(36.5)	$(198.7)	(82)	$246.5	$(486.9)	n/m
n/m = not meaningful
     The following table presents summarized working capital information as at September 30, 2006 compared to December 31, 2005:

	September 30,	December 31,	%
Dollars (millions) except ratio amounts	2006	2005	Change

Current assets	$1,201.6	$1,110.8	8
Current liabilities	$(1,421.2)	$(1,096.1)	30
Working capital	$(219.6)	$14.7	n/m
Current ratio	0.85	1.01	(16)
n/m = not meaningful
     Our liquidity needs can be met through a variety of sources, including cash generated from operations, short-term borrowings against our line of credit and commercial paper program and long-term debt issued under our US shelf registration statement and drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, dividends and interest and principal payments on our debt securities.
      Cash provided by operating activities declined $79.6 million quarter over quarter. The reduction was mainly attributable to a decrease in net cash flows from non-cash operating working capital of $103.5 million which was significantly influenced by the fact that the cash flow from change in accounts payable and accrued charges was only $15.0 million for the three months ended September 30, 2006 as compared to $200.6 million in the same period of 2005 when hedging margin deposits increased $111.0-million (due to rising natural gas prices) and taxes payable increased (due to higher operating income). Year over year, cash provided by operating activities declined $420.9 million, largely attributable to a $429.0-million decrease in net cash flows from non-cash operating working capital. Accounts payable and accrued charges declined $319.0 million during the first nine months of 2006 due to (1) reductions in income tax and potash production tax payable because of lower potash operating income; (2) a decline in hedging margin deposits due to falling gas prices and reduced volumes of derivative contracts outstanding; and (3) payments of performance based compensation accruals that were outstanding at December 31, 2005. This compares to a $226.3-million increase in accounts payable and accrued charges during the same period in 2005 when hedging margin deposits increased $139.5 million associated with higher natural gas prices at September 30, 2005 compared to December 31, 2004, and current income taxes payable increased $61.4 million.
      Cash used in investing activities declined $74.4 million quarter over quarter and rose $84.1 million year over year. The most significant cash outlays included:

•	In February 2006, we acquired an additional 10.01-percent interest in the ordinary shares of Sinofert for cash consideration of $126.3 million. The purchase price was financed by short-term debt. In the second quarter of 2005, we acquired 1 million additional shares in APC for $18.6 million and 21 million additional shares in ICL for $74.9 million.

•	Our spending on property, plant and equipment increased $24.8 million and $138.5 million as compared to the same three-month and nine-month periods last year, largely due to major capital expansion projects in potash. These activities, totaling $133.8 million for the quarter and $384.9 million for the first nine months of 2006, were also financed by our short-term credit facilities.

      Cash used in financing activities during the third quarter of 2006 was $162.2 million less than the same quarter last year. During the third quarter of 2005, $213.5 million was used by the company to repurchase common shares under its normal course issuer bid. The company completed the repurchase program by December 31, 2005 and has not initiated a new program in 2006. This decline in use of cash in the third quarter of 2006 was partially offset by $27.9 million higher repayment of short-term debt compared to the same period last year, and $24.4 million less proceeds from the issuance of common shares primarily due to fewer stock options being exercised compared to the same period in 2005. Cash provided by financing activities increased $733.4 million for the first nine months of 2006 compared to the corresponding period in 2005, largely attributable to the fact that in the first nine months of 2005 $530.9 million was used by the company to repurchase common shares under its normal course issuer bid. As well, the company received $276.6 million higher proceeds from short-term debt, though this was partially offset by proceeds from the issuance of common shares $77.7 million lower than first nine months in 2005.
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
Principal Debt Instruments

	September 30, 2006

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$—	$530.0	$220.0
Line of credit	75.0	—	19.3	55.7
Commercial paper	750.0	530.0	—	220.0
US shelf registration	2,000.0	1,250.0	—	750.0
      PotashCorp has a $750.0-million syndicated credit facility, renewed in September 2006 for a five-year term, which provides for unsecured advances. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of September 30, 2006. The line of credit is renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.55:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at September 30, 2006.
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
      For the first nine months of 2006, our weighted average cost of capital was 8.73 percent (2005 — 8.39 percent), of which 84 percent represented equity (2005 — 87 percent). The increase in the weighted average cost of capital and decline in the percent representing equity was principally due to higher interest rates on short-term debt coupled with higher average short-term debt outstanding during the first nine months of 2006 compared to the same period in 2005.
Outstanding Share Data
      The company had 103,997,569 common shares issued and outstanding at September 30, 2006, compared to 103,593,792 common shares issued and outstanding at December 31, 2005. During the third quarter of 2006, the company issued 123,622 common shares pursuant to the exercise of stock options and our dividend reinvestment plan (403,777 common shares during the first nine months of 2006). At September 30, 2006, there were 5,569,073 options to purchase common shares outstanding under the company’s four stock option plans, as compared to 5,081,756 under the company’s three stock option plans at December 31, 2005.
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
Guarantee Contracts
      In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying unaudited interim condensed consolidated financial statements with respect to these indemnification guarantees (apart from any appropriate accruals relating to the underlying potential liabilities).
      The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives, and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2006, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $218.8 million. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2006, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million, which are reflected in other long-term debt, and cash margins held of approximately $51.9 million to maintain derivatives, which are included in accounts payable and accrued charges.

      The company has guaranteed the gypsum stack capping, closure and post-closure obligations of its phosphate operations in Florida and Louisiana, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water. The company has met its financial assurance responsibilities as of September 30, 2006. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.
      The environmental regulations of the Province of Saskatchewan (“Province”) require each potash mine to have decommissioning and reclamation (“D&R”) plans. In 2001, agreement was reached with the provincial government on the financial assurances for the D&R plan to cover an interim period to July 1, 2005. In October 2004, this interim period was extended to July 1, 2006. A government/industry task force has been established to assess decommissioning options for all Saskatchewan potash producers and to produce mutually acceptable revisions to the plans. Industry participants provided the Province with revised D&R plans (including financial assurances) for review. In June 2006, the Province advised that it required additional time to review the plans. The Province also advised that it will continue to recognize the previously approved D&R plans as current and in compliance with the environmental regulations until the review is finalized and a response is provided. The Province initially advised that it would target a response date of September 30, 2006, or sooner, but subsequently advised that the review would extend beyond September 30, 2006. The Province did not provide a revised target date for the completion of its review. The company has posted an irrevocable Cdn $2.0 million letter of credit as collateral.
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
      We employ derivative instruments to hedge the future cost of the committed and anticipated natural gas purchases primarily for our US nitrogen plants. By policy, the maximum period for these hedges cannot exceed ten years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. The fair value of the company’s gas hedging contracts at September 30, 2006 was $150.5 million (2005 — $251.7 million). The company’s futures contracts are exchange-traded and fair value was determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value was calculated based on a price that was converted to an exchange-equivalent price.
      The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. The company had no interest rate swap agreements outstanding at September 30, 2006 or 2005.
      Refer to Note 28 to the consolidated financial statements in our 2005 Annual Report — Financial Review for more detail on our accounting for and types of financial instruments. Other than as described above, there have been no significant changes to these instruments during the first nine months of 2006.

Long-term Fixed Price Contracts
      Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.
QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions)	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
except per-share amounts	2006	2006	2006	2005	2005	2005	2005	2004

Sales	$953.5	$928.7	$861.6	$930.5	$938.0	$1,057.3	$921.4	$866.6

Gross margin	245.8	253.4	203.5	242.2	279.5	344.8	258.5	197.3

Net income	145.2	175.1	125.5	117.1	130.3	164.2	131.3	100.1

Net income per share — basic	1.40	1.69	1.21	1.11	1.20	1.50	1.18	0.91

Net income per share — diluted	1.37	1.65	1.19	1.09	1.17	1.46	1.15	0.88

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
RELATED PARTY TRANSACTIONS
      The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2006 were $152.2 million (2005 — $131.4 million). For the first nine months of 2006, these sales were $316.2 million (2005 — $451.4 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.
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
      The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2005 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies in the first nine months of 2006.
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
Recent Accounting Pronouncements
Canada
Comprehensive Income, Equity, Financial Instruments and Hedges
      In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

•	Financial assets will be classified as either held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets will be classified as available-for-sale. These will be recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called other comprehensive income (“OCI”);

•	Financial liabilities will be classified as either held-for-trading or other. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. Other instruments will be accounted for at amortized cost with gains and losses reported in net income in the period that the liability is derecognized; and

•	Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value will be reported in net income and be substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in OCI and the ineffective portion will be recorded in net income. The amounts temporarily recorded in OCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.
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
Accounting Changes
      In July 2006, the CICA revised Section 1506, “Accounting Changes”, which requires that (1) voluntary changes in accounting policy are made only if they result in the financial statements providing reliable and more relevant information, (2) changes in accounting policy are generally applied retrospectively, and (3) prior period errors are corrected retrospectively. Section 1506 is effective for fiscal years beginning on or after January 1, 2007 with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
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
Determining the Variability to be Considered in Applying the Variable Interest Entity Standards
      In September, 2006, the Emerging Issues Committee issued Abstract No. 163, “Determining The Variability To Be Considered In Applying AcG-15” (“EIC-163”). EIC-163 concludes that the “by-design” approach should be the single method used to assess variability when applying AcG-15. The by-design analysis focuses on the role of a contract or arrangement in the design of the entity, rather than its legal form or accounting classification. EIC-163 requires an analysis of the design of the entity in determining the variability to be considered in applying AcG-15 using a two-step approach. The first step is to analyze the nature of the risks in the entity. The second step is to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance may be applied to all entities (including newly created entities) with which an enterprise first becomes involved, and to all entities previously required to be analyzed under AcG-15 when a reconsideration event has occurred, effective January 1, 2007, with early adoption encouraged. The implementation of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
United States
Inventory Costs
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
Uncertainty in Income Taxes
      In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the model, the consolidated financial statements will reflect expected future income tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The evaluation of tax positions under FIN No. 48 will be a two-step process, whereby (1) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and, (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The company is reviewing the guidance (which is effective for the first quarter of 2007) to determine the potential impact, if any, on its consolidated financial statements.
Planned Major Maintenance Activities
      In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance is effective for the first quarter of 2007. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
Quantifying Misstatements in the Financial Statements
      In September 2006, the SEC Staff issued Staff Accounting Bulletin 108, “Quantifying Misstatements in the Financial Statements” (“SAB 108”). SAB 108 requires that misstatements identified in the current year financial statements that result from misstatements of prior year financial statements be quantified and evaluated using a dual approach that includes both an income statement and balance sheet assessment of any misstatement. The guidance is effective for fiscal years ending after November 15, 2006. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
Pension and Other Post-retirement Benefit Plans
      In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under SFAS No. 158, employers must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The guidance is effective for the company’s December 31, 2006 financial statements. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
Stock-Based Compensation
      In October 2006, the FASB issued FSP FAS 123(R)-5, “Amendment to FASB Staff Position FAS 123(R)-1”. The FSP concludes that for stock-based compensation instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or remeasurement of the instruments will result if both (1) there is no increase in the fair value of the award (i.e., the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (2) all holders of the same class of equity instruments are treated in the same manner.

The FSP is effective for the company in fourth-quarter 2006. The company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.
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
      Risks are plotted on a matrix which recognizes that the inherent risks to the company can be reduced by lowering either the expected frequency or the severity of the consequences. These mitigation activities serve to reduce the residual risk levels. Management identifies the most significant residual risks to our strategy and reports to the Board on the mitigation plans to manage them.
      The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. The Company’s Risk Management Process is continuous and ongoing. A discussion of enterprise-wide risk management can be found on pages 20 to 22 of our 2005 Annual Report — Financial Review. Management’s assessment of changes to significant risks during the first nine months of 2006 was reported to the Board in the third quarter. There have been no significant changes to management’s assessments during the first nine months of 2006.
OUTLOOK
      Grain prices are improving, driven by projections that the global stocks-to-use ratio for wheat and coarse grains will fall to 14.8 percent, the lowest in recorded history. Wheat has been affected by persistent drought in key growing areas, while there is a substantial increase in global use of corn for energy production. By 2008, biofuel production in the US is expected to consume 3 billion bushels of corn annually, which could exceed the volumes sent to export markets, even as China could be expected to substantially increase imports. The rising demand for crops is also evident offshore, where sugar and corn are used extensively for ethanol production, while oil-generating crops such as oil palm, soybeans and canola are used in biodiesel. Increasing production on existing global agricultural lands will be necessary to meet the demands of both food and fuel. These conditions encourage planting and yield maximization, which can be expected to increase world fertilizer consumption. In the US alone, we anticipate that total consumption of the three primary nutrients could rebound 10-15 percent during the 2006/07 fertilizer season.
      Following the prolonged 2006 potash price negotiations with China and India and the resulting inventory destocking in most offshore markets, global potash supply/demand fundamentals have tightened significantly. Added to this is the recent announcement of Uralkali regarding the loss due to flooding of their Berezniki 1 mine, with reported annual production of 1.2 million KCl tonnes, representing approximately 2.5% of world potash production. External industry consultants expect global demand to grow by 7 percent in 2007 in order to meet this expected consumption growth and the required inventory restocking. This is expected to make PotashCorp’s excess potash capacity, buoyed by increased production as a result of debottlenecking projects, extremely valuable.
      Canpotex is expected to continue shipping at full capacity through the end of 2006. Fourth-quarter volumes to China are projected to be similar to those shipped in the third quarter, providing much needed product for application but falling short of building inventories in that country. As a result, we expect Canpotex and Sinofert to agree on 2007 pricing late in the fourth quarter, allowing for seamless shipping into the new year. In nitrogen, continuing high costs for European natural gas and for ammonia transportation have resulted in production curtailments abroad, which in turn have created new import demand in Europe. These cost increases have also helped raise the delivered floor price for North America. Ammonia from traditional US import sources other than Trinidad is less competitive on a delivered basis to the US Gulf. This should allow our company to increase the profitability of our industrial-focused US nitrogen production, while Trinidad’s increased ammonia production capability and its proximity to the US will continue to be very advantageous, particularly as North American gas prices rise ahead of the winter season.
      Our total North American 10-year gas hedge position is currently valued in excess of $150 million, with our remaining 2006 position representing $14 million.
      We expect continuing stable phosphate demand and pricing in liquids, industrial and feed products for the remainder of the year. Solid phosphate fertilizer supply/demand fundamentals are reasonably tight as we enter the US fall fertilizer season, providing an opportunity for price improvements.
      As 2006 winds up, capital expenditures are now expected to be $525 million, plus capitalized interest, of which $155 million relates to sustaining capital. Significant funds continue to be spent on bringing back idled capacity at Lanigan, while work on new compaction capacity continues at Allan. Depending on the results of the ongoing Canadian taxation authority review of previous taxation years, PotashCorp may receive further income tax refunds in the fourth quarter of 2006 and first quarter of 2007.
      PotashCorp is expecting fourth-quarter net income per share to be in the range of $1.50-$1.75, based on a $1.12 Canadian dollar. Net income for the full year is expected to be in the range of $5.70-$6.00 per share. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar will typically have an impact of approximately $3.0 million on the foreign-exchange line, or $0.02 per share on an after-tax basis, although this is primarily a non-cash item.
FORWARD-LOOKING STATEMENTS
      Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after September 30, 2006, are forward-looking statements subject to risks and uncertainties. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions including foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, natural gas, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions; and government policy changes. Additional risks and uncertainties can be found in filings with the U.S. Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this Quarterly Report on Form 10-Q, and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In the case of guidance, should subsequent events show that the forward-looking statements released herein may be materially off-target, the company will evaluate whether to issue, and, if appropriate following such review, issue a news release updating guidance or explaining reasons for the difference.
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
      A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2006, our estimated derivative commodity instruments market risk exposure was $31.8 million (2005 — $54.8 million). Actual results may differ from this estimate.
Interest Rate Risk
      We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.
      As at September 30, 2006, our short-term debt (comprised of commercial paper) was $530.0 million, our current portion of long-term debt was $400.7 million and our long-term debt was $857.1 million. Long-term debt, including the current portion, is comprised primarily of $1,250.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate.
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
      As at September 30, 2006, we had entered into forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $57.0 million (2005 — $62.0 million) at an average exchange rate of 1.1336 per US dollar (2005 — 1.1822). We had also entered into forward contracts to sell US dollars and receive Euros in the notional amount of $5.0 million at an average exchange rate of 1.2479 per Euro, to sell Canadian dollars and receive Euros in the notional amount of Cdn $3.7 million at an average exchange rate of 1.3999 per Euro, and to sell Euros and receive US dollars in the notional amount of Eur $1.0 million at an average exchange rate of 1.2916 per Euro. Small Euro and other forward contracts were outstanding as at September 30, 2005. Maturity dates for all forward contracts are within 2006 and 2007.
ITEM 4.       CONTROLS AND PROCEDURES
      As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.       OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
Ward Transformer
      In July 2006, PCS Phosphate, along with several other entities, received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under the Comprehensive Environmental Response, Compensation and Liability Act for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). The Settling Parties have agreed to fund and perform a CERCLA time-critical removal of the PCB contaminated soils at the Site. Final determinations have not been made regarding the nature, timing and cost of the removal action.
ITEM 6.       EXHIBITS
     (a)       EXHIBITS

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003.
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.
4(f)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

Exhibit
Number	Description of Document

4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(h)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(i)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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
November 3, 2006

By:	/s/ Joseph Podwika

Joseph Podwika
Senior Vice President, General Counsel and Secretary
November 3, 2006

By:	/s/ Wayne R. Brownlee

Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003.
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.
4(f)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(h)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
4(i)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
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