Form 10-K
period 2006-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2007-02-27
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
                              Yes ☐          No ☑
At June 30, 2006, the aggregate market value of the 103,642,663 Common Shares held by non-affiliates of the registrant was approximately $8,910,159,764.93. At February 20, 2007, the registrant had 104,991,251 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Financial Review Annual Report for the fiscal year ended December 31, 2006 (the “2006 Financial Review”), attached as Exhibit 13, are incorporated by reference into Part II.
Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 3, 2007 (the “2007 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

POTASH CORPORATION OF SASKATCHEWAN INC.
Form 10-K
Annual Report
For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS		1
PART I		2
Item 1.	Business	2
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
PART II		26
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	26
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	27
Item 9A.	Controls and Procedures	27
Item 9B.	Other Information	27

PART III		28
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	28
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions, and Director Independence	28
Item 14.	Principal Accounting Fees and Services	28

PART IV		29
Item 15.	Exhibits and Financial Statement Schedules	29

SIGNATURES		34
Stock Option Plan - Directors
Stock Option Plan - Officers and Employees
Amended and Restated Agreement Between Registrant and William J. Doyle
International Agency Agreement Dated Effective December 15, 2006
2005 Performance Option Plan and Form of Option Agreement
2006 Performance Option Plan and Form of Option Agreement
Statement Re Computation of Per Share Earnings
Computation of Ratio Earnings to Fixed Charges
2006 Financial Review Annual Report
Subsidaries of the Registrant
Consent of Deloitte & Touche LLP
Certificate of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certificate of CFO Pursuant to Section 302 of the Surbanes-Oxley Act of 2002
Certificate of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
2007 Notice of Meeting, Proxy Circular and Form of Proxy
2006 Summary Annual Report
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
Forward-looking statements are subject to important risks and uncertainties that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities;
•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;
•	changes in competitive pressures, including pricing pressure;
•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;
•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;
•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;
•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including ocean freight;
•	unexpected geological conditions, including water inflows;
•	imprecision in reserve estimates;
•	changes in capital markets and in currency and exchange rates;
•	the outcome of legal proceedings;
•	changes in government regulations, including environmental regulations, which could increase our costs of compliance and otherwise affect our business; and
•	acquisitions we may undertake in the future.
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
We are one of the world’s largest integrated fertilizer and related industrial and feed products companies. We are the largest producer of potash worldwide by capacity. In 2006, we estimate our potash operations represented 15% of global production, 22% of global potash capacity and 55% of global potash excess capacity. We are the third largest producer of phosphates worldwide by capacity. In 2006, we estimate our phosphate operations produced 6% of world phosphoric acid production. In 2006, we estimate our nitrogen operations were the fourth largest producer of nitrogen products worldwide by capacity and produced 2% of world ammonia production.
Our potash is produced from six mines in Saskatchewan and one mine in New Brunswick. Of these mines, we own and operate five in Saskatchewan and the one in New Brunswick.
Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and industrial acid, which is used in food products and industrial processes. We believe that our North Carolina facility is the world’s largest integrated phosphate mine and processing plant. We also have a phosphate mine and two mineral processing plant complexes in northern Florida, six phosphate feed plants in the United States and one feed plant in Brazil. In addition, we can produce a variety of phosphate products at our Geismar, Louisiana facility.
Our nitrogen operations involve the production of nitrogen fertilizers and nitrogen feed and industrial products, including ammonia, urea, nitrogen solutions, ammonium nitrate and nitric acid. We have nitrogen facilities in Georgia, Louisiana, Ohio and Trinidad.
We indirectly hold all outstanding interests in PCS Joint Venture, Ltd. (“PCS Joint Venture”), a limited partnership doing business in Georgia as Farmer’s Favorite Fertilizer. Potash Corporation of Saskatchewan (Florida), Inc. is the general partner of PCS Joint Venture. PCS Joint Venture formerly manufactured, processed and distributed fertilizer and other agricultural supplies from plants located in Florida and Georgia. In 2006, PCS Joint Venture sold all of its Florida assets and shut down its Georgia manufacturing facility. PCS Joint Venture is selling its remaining inventory in Georgia.
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
In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since 1993, we have made the following acquisitions of significance to the development of our Company:

•	the New Brunswick potash mine and port facilities and our Patience Lake mine in Saskatchewan in 1993;
FORM 10-K │ Part I

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;
•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;
•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;
•	approximately 9% of the outstanding shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In June 2005, we acquired twenty-one million additional shares in ICL, increasing our ownership interest to 10%;
•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;
•	20% of the total outstanding equity of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired ICL’s entire indirect interest in SQM, resulting in an indirect holding of 24.99% of the outstanding equity of SQM. In October and December 2006, we increased our investments in SQM, increasing our ownership interest to 31.62% of SQM’s outstanding equity;
•	26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC and in April 2006, we acquired 220,100 additional shares in APC, increasing our ownership interest to approximately 28%; and
•	9.99% of the shares of Sinofert Holdings Limited (“Sinofert”), a vertically-integrated fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10.01% of the shares of Sinofert, increasing our ownership interest to 20%.

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
Under a mining and processing agreement effective through December 31, 2026 and subject to available reserves, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. We have the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2011, for which notice must be given no later than June 30, 2011. Mosaic has the option to abandon the mine at any time after December 31, 2011, thus terminating the mining and processing agreement. In each year the maximum finished product we are permitted to take under the mining and processing agreement is 952,500 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2007, we have notified Mosaic that we require 952,500 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. In January 2007, Mosaic announced it had identified a new water inflow at the Esterhazy mine, and that efforts were underway to address the inflow. We share, on an annual basis, in such water inflow remediation costs at the Esterhazy mine. See “Production” and “Reserves” tables for additional information.
Also, under the mining and processing agreement with Mosaic, the Company has the right to acquire up to 25% participation in any expansion of the Esterhazy mine. In April, 2005, Mosaic announced plans to expand capacity at Esterhazy by 360,000 tonnes at a cost of $28 million. The Company participated in this expansion, investing 25% of the cost for 25% of the additional tonnage, on top of our current maximum annual entitlement of 952,500 tonnes. These new tonnes are expected to be available commencing in 2007.
FORM 10-K │ Part I

We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., now supply the New Brunswick facility with natural gas to meet its fuel needs. During exploration for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of the existing mine operations. Exploration permits were obtained, and enough detailed 3D seismic and drilling has taken place to delineate a potash resource large enough to warrant mine design and capital cost estimate studies. As part of our continued evaluation efforts, we commenced drilling of an additional borehole in December 2006.
We control the right to mine 646,835 acres of land in Saskatchewan. Included in these holdings are mineral rights to 540,079 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 34% we own, approximately 52% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. Our remaining 106,756 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.
The following map shows the location of our Canadian mining operations and Esterhazy.
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
In 2006, our conventional potash operations (excluding Esterhazy) mined 18.893 million tonnes of ore at an average grade of 23.11% potassium oxide (“K2O”). In 2006, our potash production from all our operations (including Esterhazy) consisted of 7.018 million tonnes of potash (“KCl”) with an average grade of 61.17% K2O, representing 47% of North American production.
Our present annual potash production capacity is approximately 12.89 million tonnes KCl, which includes maximum annual production under the mining and processing agreement with Mosaic of 952,500 tonnes at Esterhazy. In 2006, our production capacity represented an estimated 55% of the North American total capacity while our excess capacity was an estimated 70% of North American excess production capacity. We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a
FORM 10-K │ Part I

solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.
The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.60 million tonnes of sodium chloride (salt) in 2006. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.
The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual
	Capacity	2006 Production			2005 Production			2004 Production

	Finished			Finished			Finished			Finished
	Product	Ore		Product	Ore		Product	Ore		Product
	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)

Lanigan	3.828	5.416	20.16	1.471	7.439	20.33	2.023	7.372	20.11	2.025
Rocanville	3.044	5.675	23.99	1.897	7.519	24.70	2.573	5.334	24.25	1.833
Allan	1.885	2.984	25.14	0.992	4.323	24.19	1.431	3.862	25.22	1.344
Cory	1.361	2.545	25.12	0.772	2.753	24.90	0.826	2.531	24.95	0.738
Patience Lake(1)	1.033	–	–	0.190	–	–	0.251	–	–	0.239
Esterhazy(2)	0.953	–	–	0.953	–	–	0.953	–	–	0.953
New Brunswick	0.785	2.273	23.03	0.743	2.284	23.37	0.759	2.371	23.24	0.782

Totals	12.889	18.893		7.018	24.318		8.816	21.470		7.914

(1)	Solution mine.
(2)	Product tonnes received at Esterhazy are based on a mining and processing agreement with Mosaic.
The mining of potash is a capital-intensive business subject to the normal risks and capital expenditure requirements associated with mining operations. The processing of ore may be subject to delays and costs resulting from mechanical failures and such hazards as unusual or unexpected geological formations, subsidence, floods and other water inflows, and other conditions involved in mining ore.
Reserves
The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 36 to 41 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole. The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 23 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.
A historical extraction ratio from the 23 to 41 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2006 for each of our potash mines is as follows:

	Mineral Reserves	Average
	(Millions of tonnes	Grade	Years of Remaining
	recoverable ore)(1)(2)(3)	K2O	Mine Life(4)

Allan	288	25.9%	77
Cory	209	25.1%	80
Lanigan	427	22.0%	63
Rocanville	382	22.5%	62
Patience Lake(5)	–	–	–
Esterhazy(6)	21	24.5%	7
New Brunswick	71	25.6%	30

FORM 10-K │ Part I

(1)	Mineral reserves include proven and probable reserves. There has been no third party review of reserve estimates within the last three years. Current estimates reflect refinements and adjustments to the analysis conducted during 2006 using methodology described in the body of this report.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.32, Cory 0.26, Lanigan 0.30, Rocanville 0.33 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.96, Cory 3.35, Lanigan 3.67, Rocanville 2.94 and New Brunswick 3.03.
(4)	Estimates are based upon proven and probable reserves and annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 3.72, Cory 2.61, Lanigan 6.74, Rocanville 6.18 and New Brunswick 2.31. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine.
(5)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the productive capacity of or the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. However, this inability to properly describe details of the mining process precludes reporting of an ore reserve for Patience Lake. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 2.7% of the Company’s potash production in 2006.
(6)	At Esterhazy, mine operator Mosaic mines potash for which the Company holds mineral rights. Production is carried out under a mining and processing agreement with Mosaic. The Esterhazy mineral reserve tonnage presented here is the current estimate of mineable tonnes remaining in the Company’s lands after reconciliation of historic tonnes mined and product received from Mosaic. Lands agreed to be not mineable by both Mosaic and the Company have been removed. Since the tonnage of product to be received by the Company is based on an agreement with Mosaic, the entire tonnage available is placed in the “Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the maximum amount of product possible under the agreement, exclusive of participation in the proposed expansion of the Esterhazy mine discussed above, will be received by the Company.
Resources
Mineral resources, which are exclusive of the mineral reserves reported above, are contained within the lands for which a mining lease is held at each mine. Note that the resources are reported as mineralization in-place while the reserves are reported as recoverable ore.
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
Exploration information used to infer and compute resource tonnage estimates for Saskatchewan consists of physical sampling (boreholes) and surface seismic data (3D and 2D).
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
FORM 10-K │ Part I

•	areas with sparse drilling, complex geology, partial seismic coverage and/or inconsistent potash quality in drill intersections are reported in the inferred mineral resource category.

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), airborne electromagnetic and regional gravity data.
The Company’s estimated mineral resource tonnage as of December 31, 2006 for each of our mines is as follows:

	Mineral Resource

	Measured Resource	Indicated Resource	Inferred Resource
	(Millions of tonnes	Millions of tonnes	(Millions of tonnes
	in-place)	in-place)	in-place)

Allan	1,013	–	3,776
Cory	889	138	2,887
Lanigan	1,108	2,338	1,643
Rocanville	–	–	1,096
Patience Lake(1)	–	–	–
Esterhazy(2)	–	–	–
New Brunswick(3)	296	93	–

(1)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 5 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation. The Patience Lake mining lease covers 299.7 km2.
(2)	Since mining at Esterhazy is carried out under an agreement with mine operator Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company holds no mineral resource tonnage over and above the reported reserve at Esterhazy.
(3)	In New Brunswick, the layer of mineralized material varies in thickness and geology is complex. The Company has identified an area of 25.1 km2 where this layer of mineralized material is likely to occur. Further exploration drilling is required to define a mineral resource tonnage in this area.
The scientific and technical information included in the Potash Operations section has been prepared under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101. For Saskatchewan and New Brunswick operations, Garth Moore, P. Eng. (President, PCS Potash) is the qualified person who supervised the preparation of the information and who verified the data disclosed herein.
Data for the mineral reserve and mineral resource estimates for our mining operations reported herein were verified by:

•	reviewing underground potash sample information (boreholes and in-mine ore samples);
•	reviewing surface geophysical exploration results (3D and 2D seismic data);
•	cross-checking mined-tonnages reported by minesite technical staff with tonnages estimated from mine survey information; and
•	cross-checking reserve and resource computations carried out by senior mine technologists.
Phosphate Operations
We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.
Properties
We conduct our phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes of phosphoric acid (“P2O5”) per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a 6.0 million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, a superphosphoric acid (“SPA”) plant, a defluorinated phosphate (“DFP”) or animal feed plant and two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate
FORM 10-K │ Part I

(“MAP”). The expansion of the company’s purified acid production facility at Aurora was completed in June 2006. The expansion increased the facility’s purified acid capacity by 82,000 tonnes per year, raising the total plant capacity to 333,000 tonnes per year of purified phosphoric acid.
The White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two DAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants, a phosphoric acid plant and a superphosphoric plant located at the Swift Creek complex.
The location of our Aurora and White Springs mining operations are as shown on the following map.
At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; Joplin, Missouri; and Sao Vincente, Brazil;
•	a technical and food grade phosphate plant in Cincinnati, Ohio; and
•	terminal facilities at Morehead City, North Carolina and Savannah, Georgia.

Plant Locations	Phosphate Products Produced

Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”)
White Springs, Florida	SPA, DAP, MAP, MGA, animal feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana(1)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed
Sao Vincente, Brazil	Animal feed

(1)	In July 2006, we indefinitely suspended production of superphosphoric acid and ammonium polyphosphate products at this location.
Production
We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove
FORM 10-K │ Part I

coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock.” The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2006, the Aurora facility’s total production of phosphate rock was 4.58 million tonnes and the White Springs facility’s total production of phosphate rock was 3.11 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. The permit expires in 2017, but the reserves in these areas could be exhausted before then. We are seeking a new permit from the Corps to mine additional areas. The Company expects to have the necessary approvals for mine continuation by the end of 2007. Failure to secure the required approvals for continuation of the mining operations, on acceptable terms, would negatively affect our reserves and costs.
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
In addition to phosphate ore, the principal raw materials we require are sulfur and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which we purchase from third parties. In December 1997, we entered into a ten-year supply contract with an offshore supplier to supply a portion of our sulfur requirements. In connection therewith, we built a multipurpose ocean-going vessel to ship such sulfur and to handle sulfuric acid, phosphoric acid and other chemicals. We produce sulfuric acid at the Aurora facility, White Springs facility and Geismar facility.
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
Phosphate Rock
(Millions of tonnes)

		2006		2005		2004
	Annual
	Capacity	Production	% P2O5	Production	% P2O5	Production	% P2O5

Aurora, NC	6.0	4.577	27.62	4.417	27.68	3.964	27.49
White Springs, FL	3.6	3.114	29.79	3.186	30.28	2.745	30.96
Geismar, LA	–	–	–	–	–	–	–

Total	9.6	7.691		7.603		6.709

FORM 10-K │ Part I

Phosphoric Acid
(Millions of tonnes P2O5)

	Annual	2006	2005	2004
	Capacity	Production	Production	Production

Aurora, NC	1.202	1.080	1.048	1.018
White Springs, FL	0.966	0.881	0.865	0.773
Geismar, LA	0.202	0.147	0.184	0.171

Total	2.370	2.108	2.097	1.962

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
Since receipt of the reports (1995 for Aurora and 1997 for White Springs) we annually adjusted and updated the ore reserve estimates for both the Aurora and White Springs operations by making adjustments for ore consumed, number of tonnes sterilized (i.e., bypassed), deletions (for property sold, traded or agreed to be set aside for environmental or other purposes), additions (based on land and mineral right acquisitions) and other appropriate adjustments. There has been no third party review of the estimates within the last three years.
The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as at December 31, 2006 at an average grade of 30.7% P2O5.

	Tonnes of
	Phosphate Rock	Average Grade
	(Millions of tonnes)	% P2O5

Aurora	350	30.7%
White Springs	50	30.7%

Total	400

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 90 years. This mine life is based on an average annual production rate of approximately 3.89 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2006. Prior to our acquisition of Texasgulf in April 1995, Texasgulf transferred approximately 408 million tonnes of phosphate reserves to a newly established company, the common stock of which was transferred to Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. We were granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves.
FORM 10-K │ Part I

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 17 years. This mine life is based on an average annual production rate of approximately 2.98 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2006.
The scientific and technical information included in the Phosphate Operations section has been prepared by persons who are “qualified persons” under Canadian National Instrument 43-101. For the Aurora operation, I. K. Gilmore CPG, PG (PCS Phosphate – Aurora, Superintendent Mine Planning & Chief Geologist) is the qualified person who prepared the information and who verified the data disclosed here. For the White Springs operation, Cameron Lynch P.E. (PCS Phosphate – White Springs, Superintendent Mine Planning/ Mine Services) is the qualified person who supervised the preparation of the information and verified the data disclosed herein.
Data for the mineral reserve estimates reported for Aurora were verified by reviewing:

•	existing reserve areas for ownership status and mining parameters;
•	drill hole database;
•	surveyed areas mined, sterilized, acquired or deleted;
•	the calculated area of drill hole influence; and
•	the calculation of the in situ tonnes of P2O5 depleted or added as summarized in monthly and annual reports.
Data for the mineral reserve estimates reported for White Springs were verified by reviewing:

•	existing reserve areas for ownership status and mine geometry parameters;
•	existing and new drill hole data;
•	input and output parameters for analysis in geostatistical three-dimensional modeling software developed by a third-party vendor;
•	mined-tonnage reported by mine operations staff with tonnages forecast by Mine Planning staff; and
•	reserve computations carried out by senior staff geologist.
Nitrogen Operations
Our nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for agricultural, industrial and animal nutrition purposes.
Properties
We have four nitrogen production facilities, of which three are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

Plant Locations(1)	Nitrogen Products Produced

Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(2)	Ammonia, nitric acid and nitrogen solutions
Lima, Ohio(3)	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	In September 2006, we permanently discontinued ammonia and urea production at our Memphis, Tennessee facility, which had been in indefinite shutdown since June 2003.
(2)	In June 2003, we suspended production of ammonia and nitrogen solutions at Geismar due to high U.S. natural gas costs and low product margins. On September 15, 2005, nitrogen solutions production in Geismar was restarted.
(3)	INEOS USA LLC operates the Lima facility under an operating agreement with the Company.
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
FORM 10-K │ Part I

Raw Materials
Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the U.S., we employ natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place which can provide the entire ammonia complex with 100% of our needs, including all announced expansions for 2007, 95% through 2010, 85% through 2011, 81% through 2012, 69% through 2013 and 61% through 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 91% of our domestic consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.
Marketing
The following table summarizes our sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three fiscal years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2006	2005	2004

	(millions of dollars)
Potash
Canada	$65.7	$69.3	$48.3
United States	557.6	576.6	445.8
Canpotex(1)	467.1	577.1	421.9
Other	137.1	118.1	140.1

Total	$1,227.5	$1,341.1	$1,056.1

Nitrogen
Canada	$13.9	$16.8	$5.0
United States	1,185.1	1,262.1	1,116.2
Other	85.1	89.9	89.2

Total	$1,284.1	$1,368.8	$1,210.4

Phosphates
Canada	$78.1	$89.1	$82.5
United States	799.9	754.3	680.6
PhosChem(1)	232.2	166.7	140.4
Other	144.9	127.2	74.4

Total	$1,255.1	$1,137.3	$977.9

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.
For financial information about our business segments and North American and offshore sales, see the information under “Business Segment Review” on pages 26 through 33 in our 2006 Financial Review, attached as Exhibit 13, and Note 18, Segment Information, to our 2006 consolidated financial statements, incorporated by reference under Item 8 in this report. Information with respect to the geographical locations of long-lived assets is disclosed in Note 18, Segment Information, to our 2006 consolidated financial statements incorporated by reference under Item 8 in this report.
We have a diversified customer base and, apart from sales to Canpotex, no one customer accounted for more than 10% of our sales in 2006.
Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. PCS Sales (Canada) Inc. and PCS Sales (USA), Inc. execute offshore marketing and sales for our New Brunswick
FORM 10-K │ Part I

potash and marketing and sales for our potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for our potash, phosphate and nitrogen products in the United States. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which we execute offshore marketing and sales for our phosphate fertilizers. See “Offshore Marketing” below.
North American Marketing
In 2006, North American sales from potash products represented 17% of our total sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.
In 2006, North American sales from phosphate products represented 23% of our total sales, substantially all of which were attributable to phosphate customers in the United States. In 2006, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.
In 2006, North American sales from nitrogen products represented 32% of our total sales and our total non-fertilizer products accounted for approximately 69% of our total nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2006, the majority of our nitrogen product sales were made on the spot market, with the balance made under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.
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
Offshore Marketing
Potash we produce in Saskatchewan for sale outside Canada and the United States is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified sales, marketing and distribution force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder and through its nominees on the board of directors. All the shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The members of Canpotex have exempted production from our New Brunswick mine from this requirement. Any member may terminate its membership in Canpotex at specified times of the year on six months’ notice.
In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2006 we supplied 55.8% of Canpotex’s requirements. Canpotex generally sells potash to government agencies and private firms pursuant to contracts at negotiated prices or by spot sales.
FORM 10-K │ Part I

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions:

	2006	2005	2004

Asia	70%	73%	69%
Latin America	22	19	22
Oceania	5	6	6
Europe	3	2	3

Total	100%	100%	100%

For 2006, sales to Canpotex represented 12% of our total sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 4% of our total sales in 2006.
Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Sales (USA), Inc., Mosaic Global Crop Nutrition LLC and CF Industries, Inc. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, any member state of the European Union or the European Economic Area, sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Sales (USA), Inc., is responsible for the marketing of liquid merchant grade phosphoric acid to export countries. Total sales for 2006 (on a P2O5 basis) were apportioned as follows: 78% to Mosaic Global Crop Nutrition LLC; 18% to PCS Sales (USA), Inc., 2% to Mississippi Phosphates Corporation and 2% to CF Industries, Inc. The PhosChem agreement is renewed annually. Effective December 31, 2006, Mississippi Phosphates Corporation withdrew from PhosChem.
Revenue from sales to PhosChem accounted for 6% of our total sales in 2006. Other offshore phosphate sales accounted for 4% of our total sales in 2006. All of our phosphate fertilizer sales to China were made through PhosChem. In 2006, 92% of PhosChem’s sales volume was in the form of DAP.
The following table sets forth the percentage of DAP sales volumes of PhosChem for the past three calendar years in the various geographical regions:

	2006	2005	2004

Asia	71%	79%	78%
Latin America	23	16	10
Oceania	4	4	7
Other	2	1	5

Total	100%	100%	100%

With respect to offshore sales of nitrogen, ammonia and urea sales predominate and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2006, our offshore sales of nitrogen products represented 2% of our total sales.
Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates; (ii) changes in currency and exchange controls; (iii) the availability of foreign exchange; (iv) laws, policies and actions affecting foreign trade; and (v) other economic, political and regulatory policies of foreign governments.
Distribution and Transportation
We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2006, we owned or leased approximately 176 strategically located warehouses to store our products and better serve our customers. To complement our distribution system, we also own or lease approximately 7,100 rail cars.
FORM 10-K │ Part I

In 2006, the industry experienced significant cost increases with regard to truck and rail freight rates, rail equipment and leasing ocean vessels for dry cargo shipments as a result of greater demand than available supply.
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
Phosphate Products
With respect to phosphates, we have long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which we receive and store Aurora facility raw materials and finished product. We use barges and tugboats to transport solid products, phosphoric acid and sulfur between the Aurora facility and Morehead City, North Carolina. Raw materials and products, including sulfur, are also transported to and from the Aurora facility by rail.
Sulfur is delivered to the White Springs facility by rail and truck from Canada and the U.S. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina and through a leased terminal in Tampa, Florida, for offshore sales. We receive ammonia for our phosphate operations at White Springs and Aurora primarily through our ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the White Springs facility.
Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.
Nitrogen Products
We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and through our strategically located storage terminals in high consumption areas. We lease or own approximately 19 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.
We distribute products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. Our distribution operations in Trinidad employ three long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.
Competition
Potash is a commodity and consequently producers compete based on price and service (e.g., delivery time and ability to supply high quality material). We price competitively and sell high quality products and provide high
FORM 10-K │ Part I

quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. Our competition includes three North American producers and offshore producers located in the former Soviet Union, the Middle East and Europe.
Markets for phosphate products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while most of our competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring substantially higher rock processing costs. In addition, due to our location in North Carolina and the relatively high cost of transportation, our U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions. Similarly, White Springs and other Florida producers have a natural advantage in the South. Gulf Coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.
We compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia and Australia. In addition, increased phosphate fertilizer production in the traditionally important U.S. export markets of China and India have impacted U.S. export sales to those countries.
Within the animal feed supplement business in the phosphate segment, opportunities exist to differentiate products based on nutritional content, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market segments.
Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. We market industrial phosphate products only in the U.S. and we compete against domestic suppliers and imports from Morocco, Israel and China.
Nitrogen, globally the most widely produced nutrient, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, can be manufactured in any country with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Rising natural gas costs in the developed world have led to plant closures, since natural gas is up to 90% of the cash cost of producing ammonia in these developed countries. The resulting tight supply has increased prices, attracting less expensive imports from areas of lower-cost natural gas such as Trinidad, Venezuela and the Middle East.
Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are attached to their suppliers by pipeline.
Our nitrogen production serves both fertilizer and industrial customers. Our U.S. plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. We are not immune when expensive natural gas makes U.S. ammonia plants non-competitive with offshore production, but our lower-cost Trinidad operations help offset this. Within North America, sales are regionalized due to transportation costs. CF Industries, Inc., Koch Industries, Inc., Terra Industries, Inc. and importers are our main competitors. Imports from inexpensive offshore production are expected to continue.
Employees
At December 31, 2006, we employed 4,871 persons, of whom 1,692 were salaried and 3,179 were hourly paid. Of these employees, our potash operations employed 1,677 people, the phosphate operations 2,052 and the nitrogen operations 669. Our sales and transportation and distribution functions were handled by 192 employees in Northbrook, Illinois and various other locations in the United States and Brazil and 19 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 262.
We have entered into eight collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2008. The Lanigan agreement expires on January 31, 2009. PCS and the Rocanville Potash Employees Association have an agreement that expires on May 31, 2009. The agreement between Mosaic and the union representing the employees
FORM 10-K │ Part I

at the Esterhazy mine expired on January 31, 2007 and negotiations for a new agreement have commenced. The agreement at PCS Cassidy Lake expires on December 31, 2007. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 4, 2009 and the agreement at the PCS Purified Phosphates facility in Cincinnati expires on November 1, 2007. In addition, the agreement between INEOS USA LLC and the union representing employees at the Lima plant expires on February 16, 2009. We believe our relations with our employees to be good.
Royalties and Certain Taxes
Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax (“Potash Production Tax”). In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan, municipalities and others by potash producers in respect of potash sales, production or property in the Province of Saskatchewan. Our taxes, fees and royalty expenses were $60.8 million in 2006.
As a resource corporation in the Province of Saskatchewan, we are subject to capital tax that is the greater of a percentage of our taxable paid up capital or a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In addition, we pay capital tax on our taxable capital as defined in the New Brunswick Income Tax Act. In 2006, we paid total capital tax of $33.8 million .
We pay royalties to the New Brunswick government on the basis of production from our New Brunswick mine. In addition, we pay municipal taxes. Our expenses for such royalties and municipal taxes were $8.9 million in 2006.
For 2006, miscellaneous taxes paid (not included above) totaled $4.0 million. We do not make royalty payments in connection with our phosphate and nitrogen operations.
Income Taxes
PCS and certain subsidiaries are subject to federal income taxes (which include the Large Corporations Tax) and provincial income taxes in Canada.
Our subsidiaries that operate in the United States are subject to U.S. federal and state income taxes. These subsidiaries are not currently subject to federal cash income taxes by virtue of net operating losses incurred. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.
The consolidated reported income tax rate for 2006 was approximately 20% compared to 33% in 2005. The lower rate resulted from reducing our consolidated effective income tax rate from 33% to 30% to reflect lower Canadian federal and provincial corporate income tax rates enacted during the year. This decreased our future income tax liability by $44.8 million, the benefit of which was recorded in 2006. In addition, we received income tax refunds totalling $34.1 million during the year.
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
Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $92.6 million for the year ended December 31, 2006, as compared to $87.2 million and $68.9 million for the years ending December 31, 2005 and December 31, 2004, respectively. These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products.
We routinely undertake environmental capital projects. In 2006, capital expenditures of $13.6 million (2005 – $10.0 million) were incurred to meet pollution prevention and control objectives and $0.2 million (2005 – $0.6 million) were incurred to meet other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement
FORM 10-K │ Part I

initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2007 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives and other environmental objectives.
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
In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. The Kyoto Protocol became effective on February 16, 2005. The Canadian government continues to consider regulatory approaches for addressing the Kyoto Protocol requirements. Accordingly, we are unable to predict the impact of this program on our operations in Canada. The United States is not presently expected to ratify the Kyoto Protocol and has announced plans for voluntary programs and incentives. Brazil and Trinidad and Tobago have also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as these are developing countries, which do not have any specific emission reduction requirements. We continue to monitor the development of programs to implement the obligations established by the Kyoto Protocol and will continue to assess the range of potential impacts of these programs on our operations.
The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including our plants in Aurora, North Carolina, Geismar, Louisiana and White Springs, Florida. On September 27, 2005 and December 14, 2005, respectively, the USEPA notified us of various alleged violations of the Resource Conservation and Recovery Act at our Aurora and White Springs plants. We and other industry members have met with representatives of the U.S. Department of Justice, USEPA and various state environmental agencies regarding potential resolution of these matters. We are uncertain if any resolution will be possible without litigation or, if litigation occurs, what the outcome would be. At this time, we are unable to evaluate the extent of any exposure that we may have in these matters.
Significant portions of our phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, we must obtain a permit from the U.S. Army Corps of Engineers (the “Corps”) before disturbing the wetlands. We have a permit from the Corps to mine specified areas. This permit expires in 2017, but the reserves in these areas could be exhausted before then. We are seeking a new permit from the Corps to mine additional areas. This process includes significant public review and comment that could affect current mitigation and reclamation practices. The Company expects to have the necessary approvals for mine continuation by the end of 2007. Failure to secure the required approvals for continuation of the mining operations on acceptable terms would negatively affect our reserves and costs.
In 2003, the Corps issued a federal wetlands impact permit, expiring in 2040, for mining operations covering nearly all remaining reserves in the White Springs project area. State approvals were granted for the same area with no expiration date. Local (Hamilton County) approval was granted in 2003 for that area, with provision for a five-year
FORM 10-K │ Part I

compliance review and automatic renewal of the permit, contingent only upon compliance with permit conditions at the time of renewal.
Asset Retirement Obligations
We have recorded in the accompanying consolidated financial statements an asset retirement obligation for the costs associated with the retirement of our long-lived assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction or normal operation of these assets. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance.
The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2006, we had accrued a total of $100.7 million for asset retirement obligations. The current portion totaled $7.2 million.
Lands mined by White Springs after July 1, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Reclaimed lands include uplands, wetlands and lakes. Wetlands must be reclaimed on an acre-for-acre basis. For wetlands mined prior to 2003, alternative mitigation standards are established by a Memorandum of Agreement between us and the Florida Department of Environmental Protection pursuant to which we have contributed $6.9 million through the end of 2006 for the acquisition of environmentally sensitive lands. The current practice of White Springs is to return most upland areas to commercial pine plantation, which is the predominant pre-operation land use.
The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. The Minister of the Environment for Saskatchewan provisionally approved the plans in July 2000. In July 2001, a Cdn$2.0 million irrevocable Letter of Credit was posted. We submitted a revised plan when it was due in 2006 and are awaiting a response from the Province. The Company is unable to predict, at this time, the outcome of the ongoing review of the plans or the timing of implementation and structure of any financial assurance requirements.
Site Assessment and Remediation
We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and other U.S. federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. We have incurred and expect to continue to incur costs and liabilities because of our current and former operations, including those of divested and acquired businesses. We have generated and, with respect to our current operations, continue to generate substances that could result in liability for us under these laws.
We have accrued $18.6 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the company or its predecessors’ businesses. The current portion of these costs totaled $1.8 million. The accrued amounts include the company’s or
FORM 10-K │ Part I

its subsidiaries’ expected final share of the costs for the site assessment and remediation matters, including matters described below to the extent the incurrence of the costs is reasonably probable and reasonably estimable.
In 1994, PCS Joint Venture responded to information requests from the USEPA and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site are attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. PCS Joint Venture began the remediation in November 2005 and completed soil excavation in March 2006, and it is proceeding consistent with the projected schedule and budget.
In 1998, we and other parties were notified by the USEPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is nearing completion. In December 2006, the parties submitted the focused feasibility study to the USEPA and Florida Department of Environment for final review and comment. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.
The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen Site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested the reimbursement of $3.0 million of previously-incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court has scheduled a trial in the first quarter of 2007 for the first phase of the case, in which it will consider whether PCS Nitrogen has any liability for these costs. PCS Nitrogen has filed third party complaints in the case against owners and operators that should be responsible parties with respect to the site. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.
PCS Phosphate Company, Inc. (“PCS Phosphate”), along with several other entities has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non joint and several basis, with the Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $12 to $17 million. We understand that removal activities will commence at the Site in 2007. We anticipate recovering some portion of our expenditures in this matter from other liable parties.
The Company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, the Company does not believe, except as set out herein, that its future obligations and potential liabilities are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations. However, it is often difficult to estimate and predict the potential costs and liabilities associated with these programs, and there is no guarantee that we will not in the future be identified as potentially responsible for additional costs under these programs, either as a result of changes in existing laws and regulations or as a result of the identification of additional matters or properties covered by these programs.
FORM 10-K │ Part I

Facility and Product Security
Following the September 11, 2001 terrorist attacks in the United States, we, through our Safety, Health and Environment department, evaluated and addressed actual and potential security issues and requirements associated with our operations in the United States and elsewhere. Additional actions and expenditures may be required in the future. In the United States, in the recently passed Department of Homeland Security (“DHS”) appropriations bill, Congress adopted language that authorizes DHS for a three year period to regulate the security of certain chemical facilities. It is anticipated that Congress will continue to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements and we also have adopted security measures and enhancements beyond those presently required. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.
Our Executive Officers
The name, age, period of service with the Company and position held for each of our executive officers as at February 20, 2007 are as follows:

		Served
Name	Age	Since	Position Held

William J. Doyle	56	1987	President and Chief Executive Officer
Wayne R. Brownlee	54	1988	Executive Vice President, Treasurer and Chief Financial Officer
James F. Dietz	60	1997	Executive Vice President and Chief Operating Officer
Barbara Jane Irwin	51	2000	Senior Vice President, Administration
Robert A. Jaspar	48	1997	Senior Vice President, Information Technology
Joseph A. Podwika	44	1997	Senior Vice President, General Counsel and Secretary
G. David Delaney	46	1997	President, PCS Sales
Garth W. Moore	58	1982	President, PCS Potash
Thomas J. Regan, Jr.	62	1995	President, PCS Phosphate and PCS Nitrogen
Stephen F. Dowdle	56	1999	Senior Vice President, Fertilizer Sales, PCS Sales
Daphne J. Arnason	51	1988	Vice President, Internal Audit
Karen G. Chasez	53	2000	Vice President, Procurement
John R. Hunt	48	1997	Vice President, Safety, Health and Environment
Denis A. Sirois	51	1978	Vice President and Corporate Controller

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held

Wayne R. Brownlee	July 1999 – December 2005	Senior Vice President, Treasurer and Chief Financial Officer
Robert A. Jaspar	December 2000 – June 2003	Vice President, Internal Audit
Joseph A. Podwika	January 2005 – December 2005	Vice President, General Counsel and Secretary
	March 2002 – December 2004	Senior Counsel, U.S.
Thomas J. Regan, Jr.	August 1999 – January 2007	President, PCS Phosphate
Stephen F. Dowdle	July 2000 – December 2005	Vice President, Fertilizer Sales, PCS Sales
Daphne J. Arnason	November 2000 – June 2002	Senior Director, Taxation
John R. Hunt	November 2003 – January 2005	Senior Director, Operations Development
	March 2000 – October 2003	General Manager, Memphis Plant

Presentation of Financial Information
We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 18, Segment Information, to our consolidated financial statements as of December 31, 2006 and 2005 and for
FORM 10-K │ Part I

each of the years in the three-year period ended December 31, 2006, incorporated by reference under Item 8 of this Form 10-K.
We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 32, Reconciliation of Canadian and United States Generally Accepted Accounting Principles, to our 2006 consolidated financial statements, incorporated by reference under Item 8 of this Form 10-K, for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.
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
Item 1A. Risk Factors.
Our performance and future development could be materially affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. We use an integrated risk management framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. Our strategies to mitigate these risks are described under “Managing Risk” on pages 21 and 22 in our 2006 Financial Review, attached as Exhibit 13, incorporated herein by reference. See also note regarding “Forward-Looking Statements,” earlier in this report.
Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:
Global demand for our products that differs from expectations or that is higher or lower than our excess capacity could adversely affect the results of future operations.
We supply product both in North America and offshore and demand for our product is affected by regional and global markets. For example, we expect recent flooding at a global competitor’s mine in Russia to increase demand for our potash. We predict the future level of demand for our products and attempt to meet growing demand through utilization of our excess capacity. Accurate predictions allow us to avoid surplus inventory and missed sales opportunities. However, incorrect predictions can lead to rising costs and decreased profits. Growth in demand that exceeds our expectations results in lost opportunity to sell our products and may harm the credibility of our business strategy.
Growth in demand below expectations reduces our expected sales and creates excess inventory and unwanted costs. A decrease in demand could result from a variety of factors, including increasing agricultural input costs, depressed commodity prices, adverse weather conditions, economic downturns, foreign currency fluctuations or changes in agricultural practices.
FORM 10-K │ Part I

Inflows of water into our potash mines, or potash mines in which we have an interest, could result in increased costs and could require us to abandon a mine, either of which could adversely affect the results of our operations.
The presence of water-bearing strata in many underground mines carries the risk of water inflows into such mines. It is difficult to predict if water inflow will occur at our mines or mines in which we have an interest. We are currently managing water inflows at our New Brunswick mine, while ongoing water inflows are being managed at the Esterhazy mine, in which we have an interest in the mineral rights. Additional water inflows at these or other mines could increase the costs required to operate such mines, injure our employees or lead to the abandonment of a mine. The risk of underground water inflows, similar to other underground risks, are not insurable.
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
Potash
With recently favorable prices for potash products, producers have been, and will likely continue to be, engaged in expansion and development projects to increase production. Many of the proposed projects to increase potash production are speculative. However, a potash supply increase beyond market demand could depress prices and negatively affect the Company’s financial performance.
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
Cyclicality in supply and demand can result in unfavorable market conditions and lower profits.
The market for crop nutrients, particularly certain phosphate and nitrogen products, tends to move in cycles. Periods of high demand, increasing profits and high capacity utilization generally lead to new plant investment and increased production. This growth increases supply until the market is over-saturated, leading to declining prices and declining capacity utilization until the cycle repeats. This cyclicality in prices can result in supply/demand imbalances; pressure on prices, profit margins and profitable operations; and, eventually, shutdown costs. The fertilizer business is dependent on conditions in the economy generally and the agriculture sector, both in North America and offshore.
FORM 10-K │ Part I

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
The Company has operations and investments in countries outside of Canada and the United States. Historically, these countries have had less stable political environments. We have a nitrogen production facility in Trinidad and a feed plant in Brazil. Much of the ammonia that we purchase from third parties is produced in Russia. In addition, we have significant investments in SQM, APC, Sinofert and ICL. Additionally, potash from our Saskatchewan operations for sale outside Canada and the United States is sold exclusively to Canpotex, which acts as an export marketing and sales company. A large portion of Canpotex sales are to China. Other key offshore customers are located in Brazil, India, Indonesia, Malaysia and Japan.
Political and economic conditions, foreign trade policies, fiscal policies, laws, regulations and other activities of foreign governments may affect performance and development of our operations and investments. Our operations and investments may be affected by abrupt political change, forced divestiture, selective discrimination, inconvertibility of funds, armed conflict, terrorist activity and unexpected changes in regulatory requirements, social, political, labor and economic conditions. Risks inherent in doing business inside the United States and Canada also exist in foreign countries and may be exaggerated by differences in culture, laws and regulations. Moreover, global expansion opportunities with the lowest cost and the highest synergies are located in politically sensitive regions.
A shortage of railcars and bulk ships for carrying our products and increased transit time could result in customer dissatisfaction, loss of sales and higher transportation costs.
We rely heavily upon railcars and ocean freightliners to transport product to our customers. Transportation is an important part of the final sale price of our products and some of our customers require just-in-time delivery. Finding affordable and dependable transportation is important in allowing us to supply customers close to our operating facilities and customers around the world. An interruption in these transport services due to factors including labor disputes, adverse weather or other environmental events, and changes to rail or ocean freight systems would negatively affect our ability to deliver product to our customers, which could affect our financial performance.
Strong demand for grain and other products affect railcar availability. A shortage of railcars for carrying product and increased transit time in North America may result in customer dissatisfaction, loss of sales and higher transportation costs. A strong world economy fuels increased demand and higher dry bulk freight rates for ocean transport. The shipping industry has a shortage of ships and the substantial time frame needed to build new ships prevents rapid market response. Delays and missed shipments relying on ocean freight could result in customer dissatisfaction and loss of sales potential, which could negatively affect our financial performance.
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
Damage to our reputation could negatively affect our performance.
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
FORM 10-K │ Part I

Other risks may hurt our operating results.
In addition to the above, other risks may affect our performance including unexpected or adverse weather conditions; price risks associated with feedstocks, including natural gas and sulfur; other hedging activities; changes in capital markets; changes in currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in government policy and regulation, including environmental regulations; inherent risks in industrial operations, including inability to obtain insurance for underground operations and rock falls that could cause injury or death; inappropriate handling and transportation of some of our products by customers or carriers; and future acquisitions by the Company.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information concerning our properties is set forth under the “Properties” sections in Item 1.
Item 3. Legal Proceedings.
General
In the normal course of business, we are subject to legal proceedings being brought against us. While the final outcome of these proceedings is uncertain, we believe that these proceedings, in the aggregate, are not reasonably likely to have a material adverse effect on our financial position or results of operations.
Environmental Proceedings
For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
FORM 10-K │ Part I

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
The information under “Common Share Prices and Volumes”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on page 88 in our 2006 Financial Review, attached as Exhibit 13 is incorporated herein by reference and “11 Year Report” on page 49 in our 2006 Financial Review, attached as Exhibit 13, is incorporated herein by reference.
In each quarter of 2005 and 2006, the Company paid a cash dividend of $0.15 per common share, for a total of $0.60 each year.
Dividends paid to U.S. holders of our Common Shares, who do not use the shares in carrying on a business in Canada, are subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980), the rate of withholding is generally reduced to 15%. Subject to certain limitations, the Canadian withholding tax is treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders are generally not subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.
During the quarter ended December 31, 2006 the Company did not purchase any of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
Item 6. Selected Financial Data.
The information under “11 Year Report” on page 49 in our 2006 Financial Review, attached as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of Canadian GAAP. These principles differ in certain significant respects from U.S. GAAP. The following supplemental financial data is provided on the basis of reconciliations between Canadian and U.S. GAAP.

	(in millions of U.S. dollars, except per-share amounts)

U.S. GAAP	2006	2005	2004	2003	2002

Net income (loss)	625.8	532.7	290.5	(84.2)	60.4
Net income (loss) per share – basic	6.02	4.91	2.69	(0.81)	0.58
Total assets	7,038.9	5,841.8	5,202.7	4,520.0	4,511.0
Long-term obligations	1,339.8	1,257.6	1,258.6	1,268.6	1,019.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 1 through 49 and “Appendix” on page 89 in our 2006 Financial Review, attached as Exhibit 13, is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Market Risks Associated With Financial Instruments” on pages 43 and 44 in our 2006 Financial Review, attached as Exhibit 13, is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
The information under “Management’s Responsibility for Financial Reporting”, “Report of Independent Registered Chartered Accountants”, “Comments by Independent Registered Chartered Accountants on Canada-
FORM 10-K │ Part II

United States of America Reporting Differences” and “Consolidated Financial Statements” contained on pages 53 through 87 in our 2006 Financial Review, attached as Exhibit 13, are incorporated herein by reference and “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Quarterly Results and Review of Fourth-Quarter Performance” on pages 35 and 36 in our 2006 Financial Review, attached as Exhibit 13, are incorporated herein by reference.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 53 through 55 in our 2006 Financial Review, attached as Exhibit 13, are incorporated herein by reference.
Item 9B. Other Information.
None.
FORM 10-K │ Part II

Part III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
The information under “Board of Directors – Nominees for Election to the Board of Directors” and the first two paragraphs under “Corporate Governance – Report of the Audit Committee” in our 2007 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I.
We have adopted a Code of Conduct that applies to all of our directors, officers and employees. We make this code, as well as our corporate governance principles and the respective Charters of our Corporate Governance and Nominating, Audit and Compensation Committees, available free of charge on our website, http://www.potashcorp.com, or by request. We intend to disclose certain amendments to our Code of Conduct, or any waivers of our Code of Conduct granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.
Item 11. Executive Compensation.
The information under “Board of Directors – Director Compensation,” and “Compensation” in our 2007 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under “Ownership of Shares”, and the tables titled “At-Risk” Investments and Year Over Year Changes” and “Equity Compensation Plan Information” in our 2007 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under “Board of Directors – Director Independence and Other Relationships” on pages 11 through 13 in our 2007 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under “Appointment of Auditors” in our 2007 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.
FORM 10-K │ Part III

Part IV
Item 15. Exhibits and Financial Statement Schedules.
List of Documents Filed as Part of this Report
1.     Consolidated Financial Statements in Annual Report
The consolidated financial statements contained on pages 53 through 87 in our 2006 Financial Review, attached as Exhibit 13, are incorporated under Item 8 by reference.

Report of Independent Registered Chartered Accountants	54-55
Consolidated Statements of Financial Position	56
Consolidated Statements of Operations and Retained Earnings	57
Consolidated Statements of Cash Flow	58
Notes to the Consolidated Financial Statements	59-87
2.     Schedules
Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.
REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.
We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 14, 2007 (which audit report on the consolidated financial statements expresses an unqualified opinion and includes a separate report titled Comments by Independent Registered Chartered Accountants on Canada – United States of America Reporting Differences referring to changes in accounting principles); such consolidated financial statements and reports are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Saskatoon, Saskatchewan, Canada
February 14, 2007
FORM 10-K │ Part IV

Potash Corporation of Saskatchewan Inc.
Schedule II – Valuation and Qualifying Accounts
(in millions of U.S. dollars)
(audited)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Allowance for doubtful trade accounts receivable
2006	5.1	0.7	1.1	4.7
2005	4.6	0.5	–	5.1
2004	4.9	0.7	1.0	4.6
Allowance for inventory valuation
2006	12.9	2.4	6.4	8.9
2005	14.5	7.1	8.7	12.9
2004	11.9	5.1	2.5	14.5
Allowance for deferred income tax assets
2006	45.5	11.2	3.6	53.1
2005	29.4	16.1	–	45.5
2004	11.4	18.4	0.4	29.4
3.  Exhibits

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006, incorporated by reference to Exhibit 4(e) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2006.
4(f)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4(h)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.
FORM 10-K │ Part IV

Exhibit
Number	Description of Document

4(i)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated November 29, 2006.
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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
FORM 10-K │ Part IV

Exhibit
Number	Description of Document

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the Form 10-K for the year ended December 31, 2004.
10(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification – July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.
10(ee)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2006 Financial Review Annual Report. The 2006 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
FORM 10-K │ Part IV

Exhibit
Number	Description of Document

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(a)	2007 Notice of Meeting, Proxy Circular and Form of Proxy. The 2007 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2006 Summary Annual Report. The 2006 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
FORM 10-K │ Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
____________________________________ William J. Doyle President and Chief Executive Officer February 27, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	February 27, 2007

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 27, 2007

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	February 27, 2007

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	February 27, 2007

/s/ JOHN W. ESTEY John W. Estey	Director	February 27, 2007

/s/ WADE FETZER III Wade Fetzer III	Director	February 27, 2007

/s/ ALICE D. LABERGE Alice D. Laberge	Director	February 27, 2007

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	February 27, 2007

/s/ MARY MOGFORD Mary Mogford	Director	February 27, 2007

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	February 27, 2007
FORM 10-K │ Signatures

Signature	Title	Date

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	February 27, 2007

/s/ JACK G. VICQ Jack G. Vicq	Director	February 27, 2007

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	February 27, 2007
FORM 10-K │ Signatures

EXHIBIT INDEX

Exhibit
Number	Description of Document

3(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006, incorporated by reference to Exhibit 4(e) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2006.

4(f)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).

4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4(h)	Form of Notes relating to the registrant’s offering of $400,000,000 principal amount of 7.125% Notes due June 15, 2007, incorporated by reference to Exhibit 4(b) to the 1997 Form 8-K.

4(i)	Form of Notes relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated November 29, 2006.

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.

10(d)	Canpotex/ PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

10(e)	Canpotex PCA Collateral Withdrawing/ PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).

10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.

10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.

10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.

10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.

10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.

10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the Form 10-K for the year ended December 31, 2004.

10(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

10(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

10(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).

10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.

10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.

Exhibit
Number	Description of Document

10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.

10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.

10(x)	Resolution and Form of Agreement of Indemnification – July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.

10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.

10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.

10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.

10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.

10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.

10(ee)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.

11	Statement re Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges.

13	2006 Financial Review Annual Report. The 2006 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21	Subsidiaries of the registrant.

23	Consent of Deloitte & Touche LLP.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	2007 Notice of Meeting, Proxy Circular and Form of Proxy. The 2007 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99(b)	2006 Summary Annual Report. The 2006 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.