Form 10-Q
period 2007-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2007-05-07
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10351

POTASH CORPORATION OF SASKATCHEWAN INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 — 1st Avenue South Saskatoon, Saskatchewan, Canada (Address of principal executive offices)	S7K 7G3 (Zip Code)

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

As at April 30, 2007, Potash Corporation of Saskatchewan Inc. had 105,132,943 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$454.5	$325.7
Accounts receivable	493.4	442.3
Inventories (Note 2)	498.4	501.3
Prepaid expenses and other current assets	52.3	40.9
Current portion of derivative instrument assets	62.4	-

	1,561.0	1,310.2

Derivative instrument assets	82.3	-
Property, plant and equipment	3,568.8	3,525.8
Investments	2,294.6	1,148.9
Other assets	78.3	105.8
Intangible assets	28.2	29.3
Goodwill	97.0	97.0

	$7,710.2	$6,217.0

Liabilities
Current liabilities
Short-term debt	$96.1	$157.9
Accounts payable and accrued charges	610.7	545.2
Current portion of long-term debt	399.9	400.4

	1,106.7	1,103.5

Long-term debt (Note 4)	1,337.6	1,357.1
Future income tax liability	835.1	632.1
Accrued pension and other post-retirement benefits	224.0	219.6
Accrued environmental costs and asset retirement obligations	110.8	110.3
Other non-current liabilities and deferred credits	1.8	14.1

	3,616.0	3,436.7

Contingencies and Guarantees (Notes 13 and 14, respectively)
Shareholders’ Equity
Share capital	1,442.8	1,431.6
Unlimited authorization of common shares without par value; issued and outstanding 105,065,022 and 104,801,049 at March 31, 2007 and December 31, 2006, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	64.1	62.3
Accumulated other comprehensive income (Note 5)	1,118.4	-
Retained earnings	1,468.9	1,286.4

	4,094.2	2,780.3

	$7,710.2	$6,217.0

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2007	2006

Sales (Note 8)	$1,154.7	$861.6
Less: Freight	81.9	54.9
Transportation and distribution	31.0	31.2
Cost of goods sold	672.1	572.0

Gross Margin	369.7	203.5

Selling and administrative	40.6	30.8
Provincial mining and other taxes	32.5	14.2
Foreign exchange loss (gain)	2.0	(2.4)
Other income (Note 10)	(13.7)	(31.2)

	61.4	11.4

Operating Income	308.3	192.1
Interest Expense (Note 11)	25.5	23.2

Income Before Income Taxes	282.8	168.9
Income Taxes (Note 6)	84.8	43.4

Net Income	198.0	125.5
Retained Earnings, Beginning of Period	1,286.4	716.9
Change in Accounting Policy (Note 1)	0.2	-
Dividends	(15.7)	(15.3)

Retained Earnings, End of Period	$1,468.9	$827.1

Net Income Per Share (Note 7)
Basic	$1.89	$1.21
Diluted	$1.85	$1.19

Dividends Per Share	$0.15	$0.15

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2007	2006

Operating Activities
Net income	$198.0	$125.5

Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	72.7	58.8
Stock-based compensation	2.7	1.5
(Gain) loss on disposal of property, plant and equipment	(0.1)	0.3
Foreign exchange on future income tax	2.7	(0.2)
Provision for future income tax	25.4	13.9
Undistributed earnings of equity investees	(13.0)	(12.4)
Unrealized gain on derivative instruments	(6.3)	-
Other long-term liabilities	0.9	2.0

Subtotal of adjustments	85.0	63.9

Changes in non-cash operating working capital
Accounts receivable	(50.8)	63.3
Inventories	(10.6)	8.9
Prepaid expenses and other current assets	(11.4)	(27.0)
Accounts payable and accrued charges	109.4	(247.1)

Subtotal of changes in non-cash operating working capital	36.6	(201.9)

Cash provided by (used in) operating activities	319.6	(12.5)

Investing Activities
Additions to property, plant and equipment	(109.0)	(120.0)
Purchase of long-term investments	(9.7)	(126.3)
Proceeds from disposal of property, plant and equipment	0.3	2.0
Other assets and intangible assets	(1.8)	(4.5)

Cash used in investing activities	(120.2)	(248.8)

Cash before financing activities	199.4	(261.3)

Financing Activities
Repayment and issue costs of long-term debt obligations	(3.4)	(0.3)
(Repayment of) proceeds from short-term debt obligations	(61.8)	352.7
Dividends	(15.7)	(15.3)
Issuance of common shares	10.3	3.0

Cash (used in) provided by financing activities	(70.6)	340.1

Increase in Cash and Cash Equivalents	128.8	78.8
Cash and Cash Equivalents, Beginning of Period	325.7	93.9

Cash and Cash Equivalents, End of Period	$454.5	$172.7

Cash and cash equivalents comprised of:
Cash	$17.7	$(2.3)
Short-term investments	436.8	175.0

	$454.5	$172.7

Supplemental cash flow disclosure
Interest paid	$14.2	$16.3
Income taxes paid	$32.1	$142.0

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statement of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31, 2007
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$282.8	$84.8	$198.0

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities(1)	245.0	12.7	232.3
Change in gains and losses on derivatives designated as cash flow hedges(2)	35.1	10.5	24.6
Reclassification to income of gains and losses on cash flow hedges(2)	(17.2)	(5.1)	(12.1)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	4.6	-	4.6

Other comprehensive income	267.5	18.1	249.4

Comprehensive income	$550.3	$102.9	$447.4

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited

(2)	Natural gas derivative instruments

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 15. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2006 annual consolidated financial statements, except as described below.

These interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2006 annual consolidated financial statements. In management’s opinion, the unaudited financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Changes in Accounting Policies

Comprehensive Income, Equity, Financial Instruments and Hedges

Effective January 1, 2007, the company adopted Canadian Institute of Chartered Accountants (“CICA”) Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. These pronouncements increase harmonization with US GAAP. Under the standards:

•	Financial assets are classified as loans and receivables, held-to-maturity, held-for-trading or available-for-sale. Loans and receivables include all loans and receivables except debt securities and are accounted for at amortized cost. Held-to-maturity classification is restricted to fixed maturity instruments that the company intends and is able to hold to maturity and are accounted for at amortized cost. Held-for-trading instruments are recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets are classified as available-for-sale. These are recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called accumulated other comprehensive income (“AOCI”);

•	Financial liabilities are classified as either held-for-trading or other. Held-for-trading instruments are recorded at fair value with realized and unrealized gains and losses reported in net income. Other instruments are accounted for at amortized cost with gains and losses reported in net income in the period that the liability is derecognized; and

•	Derivative instruments (“derivatives”) are classified as held-for-trading unless designated as hedging instruments. All derivatives are recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value are reported in net income and are substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value are initially recognized in other comprehensive income (“OCI”) and the ineffective portion are recorded in net income. Amounts temporarily recorded in AOCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.

These standards have been applied prospectively; accordingly comparative amounts for prior periods have not been restated. The adoption of these standards resulted in the following adjustments as of January 1, 2007 in accordance with the transition provisions:

(1) Available-for-sale securities

•	The company’s investments in Israel Chemicals Ltd. (“ICL”) and Sinofert Holdings Limited (“Sinofert”) have been classified as available-for-sale and recorded at fair value in the Consolidated Statements of Financial Position, resulting in an increase in investments of $887.8, an increase to AOCI of $789.6 and an increase in future income tax liability of $98.2;

(2) Deferred debt costs

•	Bond issue costs were reclassified from other assets to long-term debt and deferred swap gains were reclassified from other non-current liabilities to long-term debt, resulting in a reduction in other assets of $23.9, a reduction in other non-current liabilities of $6.6 and a reduction in long-term debt of $17.3;

(3) Natural gas derivatives

•	The company employs futures, swaps and option agreements to establish the cost of a portion of its natural gas requirements. These derivative instruments generally qualify for hedge accounting. Derivative instruments were recorded on the Consolidated Statements of Financial Position at fair value resulting in an increase in current portion of derivative instrument assets of $50.9, an increase in derivative instrument assets (non-current) of $69.4, an increase in future income tax liability of $45.6 and an increase in AOCI of $74.7;

•	Hedge ineffectiveness on these derivative instruments was recorded as a cumulative effect adjustment to opening retained earnings, net of tax, resulting in an increase in retained earnings of $0.2 and a decrease in AOCI of $0.2. The effect on basic and diluted earnings per share was not significant; and

•	Deferred realized hedging gains were reclassified from inventory to AOCI resulting in an increase in inventory of $8.0, an increase in future income tax liability of $3.1 and an increase in AOCI of $4.9.

Accounting Changes

In July 2006, the CICA revised Section 1506, “Accounting Changes”, which requires that: (1) voluntary changes in accounting policy are made only if they result in the financial statements providing reliable and more relevant information; (2) changes in accounting policy are generally applied retrospectively; and (3) prior period errors are corrected retrospectively. Section 1506 is effective for fiscal years beginning on or after January 1, 2007. The implementation of this guidance did not have a material impact on the company’s consolidated financial statements.

Stripping Costs Incurred in the Production Phase of a Mining Operation

In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation” (“EIC-160”). EIC-160 discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. It concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of EIC-160, effective January 1, 2007, resulted in a decrease in inventory of $21.1, a decrease in other assets of $7.4 and an increase in property, plant and equipment of $28.5. The opening balance of these costs was $28.5, additions during the period were $5.6 and amortization for the period was $4.5 for a balance at March 31, 2007 of $29.6. Costs are amortized on a unit-of-production basis over the ore mined from the mineable acreage stripped.

Recent Accounting Pronouncements

Determining the Variability to be Considered in Applying the Variable Interest Entity Standards

In September 2006, the Emerging Issues Committee issued Abstract No. 163, “Determining the Variability to be Considered in Applying AcG-15” (“EIC-163”). This guidance provides additional clarification on how to analyze and consolidate a variable interest entity (“VIE”). EIC-163 concludes that the “by-design” approach should be the method used to assess variability (that is created by risks the entity is designed to create and pass along to its interest holders) when applying the VIE standards. The “by-design” approach focuses on the substance of the risks created over the form of the relationship. The guidance may be applied to all entities (including newly created entities) with which an enterprise first becomes involved, and to all entities previously required to be analyzed under the VIE standards when a reconsideration event has occurred, effective January 1, 2007. The implementation of this guidance did not have a material impact on the company’s consolidated financial statements.

Capital Disclosures

In December 2006, the CICA issued Section 1535, “Capital Disclosures”. This Section establishes standards for disclosing information about an entity’s capital and how it is managed. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, and is not expected to have a material impact on the company’s consolidated financial statements.

Financial Instruments

Effective January 1, 2007, the company adopted CICA Section 3861, “Financial Instruments — Disclosure and Presentation”, which requires entities to provide disclosures in their financial statements that enable users to evaluate: (1) the significance of financial instruments for the entity’s financial position and performance; and (2) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The applicable disclosures required under this standard are included in Notes 3, 4 and 11.

In March 2007, the CICA issued Section 3862, “Financial Instruments — Disclosures”, which replaces Section 3861 and provides expanded disclosure requirements that provide additional detail by financial asset and liability categories. This standard harmonizes disclosures with International Financial Reporting Standards. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, and is not expected to have a material impact on the company’s consolidated financial statements.

In March 2007, the CICA issued Section 3863, “Financial Instruments — Presentation” to enhance financial statement users’ understanding of the significance of financial instruments to an entity’s financial position, performance and cash flows. This Section establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and financial liabilities are offset. This standard harmonizes disclosures with International Financial Reporting Standards. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, and is not expected to have a material impact on the company’s consolidated financial statements.

2.	Inventories

	March 31,	December 31,
	2007	2006

Finished products	$261.4	$237.1
Intermediate products	73.5	98.5
Raw materials	60.7	62.4
Materials and supplies	102.8	103.3

	$498.4	$501.3

3.	Financial Instruments and Risk Management

Accounting Policies

Financial Assets and Liabilities

The company classifies its financial assets in the following categories: held-to-maturity, held-for-trading, loans and receivables and available-for-sale. The company classifies its financial liabilities in the following categories: held-for-trading and other. Held-for-trading is the required designation for all derivative financial instruments not included in a hedging relationship. The company has not designated any other financial assets or liabilities as held-for-trading. Loans and receivables include non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Available-for-sale financial assets include financial assets that are quoted in an active market.

Regular way purchases and sales of financial assets are recognized on the trade date, the date on which the company commits to buy or sell the asset. Transaction costs related to financial assets or financial liabilities classified as other than held-for-trading will be added to the initial carrying value of the financial asset or financial liability. Where transaction costs relate to available-for-sale financial assets they will be charged to other comprehensive income immediately after capitalization, as available-for-sale assets are recorded at fair value.

Derivative Financial Instruments and Hedging

Derivative financial instruments are used by the company to manage its exposure to exchange rate, interest rate and commodity price fluctuations. The company recognizes all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of Financial Position. Contracts to buy or sell a non-financial item that can be settled net in cash or another financial instrument, or by exchanging financial instruments, as if the contracts were financial instruments (except contracts that were entered into and continue to be held for the purpose of the receipt or delivery of a non-financial item in accordance with our expected purchase, sale or usage requirements) are accounted for as financial instruments. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the change in the fair value of the derivative is accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. For both fair value and cash flow hedges, if a derivative instrument is designated as a hedge and meets the criteria for hedge effectiveness, earnings offset is available, but only to the extent that the hedge is effective. Ineffective portions of fair value or cash flow hedges are recorded in earnings in the current period. The change in fair value of derivative instruments not designated as hedges are recorded in income in the current period. For transitional purposes, the company has elected to record embedded derivatives only for contracts entered into or substantively modified on or after January 1, 2003.

The company’s policy is to not use derivative financial instruments for trading or speculative purposes, though it may choose not to designate a relationship that results in measurement at fair value as an accounting hedge. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking derivatives to specific assets and liabilities or to specific firm commitments or forecast transactions. The company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items.

A hedging relationship is terminated if the hedge ceases to be effective, if the underlying asset or liability being hedged is derecognized or if it is no longer probable that the anticipated transaction will occur and the derivative instrument is still outstanding, or if the derivative instrument is no longer designated as a hedging instrument. If a hedging relationship is terminated, the difference between the fair value and the accrued value of the hedging derivatives upon termination is deferred and recognized into earnings on the same basis as gains, losses, revenue and expenses of the previously hedged item are recognized.

The company enters into natural gas futures, swaps and option agreements to manage the cost of natural gas and designates them as cash flow hedges of anticipated transactions. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of AOCI and then is reclassified into cost of goods sold when the product containing the hedged item impacts earnings. Any hedge ineffectiveness is recorded in cost of goods sold in the current period.

The company periodically uses interest rate swaps as fair value hedges to manage the interest rate mix of its total debt portfolio and related overall cost of borrowing. Hedge accounting treatment for interest rate swaps results in interest expense on the related debt being reflected at hedged rates rather than original contractual interest rates.

The company enters into foreign currency forward contracts in respect of its Canadian dollar requirements for operating and capital expenditures. These contracts are not designated as hedging instruments for accounting purposes. Accordingly, they are marked-to-market and carried at fair value as assets or liabilities, as appropriate, with changes in fair value recognized through foreign exchange (gain) loss in earnings.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Estimated fair values are designed to approximate amounts at which the financial instruments could be exchanged in a current transaction between willing parties. However, some financial instruments lack an available trading market and therefore, certain fair values are based on estimates using net present value and other valuation techniques, which are significantly affected by assumptions as to the amount and timing of estimated future cash flows and discount rates, all of which reflect varying degrees of risk. Futures contracts are exchange-traded and fair value is determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value is calculated based on a price that is converted to an exchange-equivalent price. Fair value for investments designated as available-for-sale is based on the closing bid price as of the financial statement date.

Investments

Investments designated as available-for-sale include the company’s investments in Sinofert and ICL. The fair value is recorded in the Consolidated Statements of Financial Position, with unrealized gains and losses, net of related income taxes, recorded in AOCI. The cost of securities sold is based on the specific identification method. Realized gains and losses on these equity securities are recorded in other income.

Investments in which the company has significant influence over the investee are recorded using the equity method of accounting. The proportionate share of any net income or losses from investments accounted for using the equity method, and any gain or loss on disposal, are recorded in other income.

All investments are classified as long-term.

Supplemental Disclosures

Derivative financial instruments are contracts whose value is derived from a foreign exchange rate, interest rate or commodity index. The company uses derivative financial instruments, including foreign currency forward contracts, futures, swaps and option agreements, to manage foreign exchange, interest rate and commodity price risk.

The notional amounts of the company’s financial instruments described below represent the amount to which a rate or price is applied in order to calculate the amount of cash that must be exchanged under the contract. These notional amounts do not represent assets or liabilities and therefore are not reflected in the Consolidated Statements of Financial Position.

The company manages interest rate exposures by using a diversified portfolio of fixed and floating rate instruments. Its sensitivity to fluctuations in interest rates is substantially limited to certain of its cash and cash equivalents, short-term debt and long-term debt. Generally, cash and cash equivalents and short-term debt are exposed to cash flow risk as these are typically floating rate instruments and long-term debt is subject to price risk as these borrowings are generally at fixed rates. The company has terminated interest rate swaps in prior periods. Hedge accounting on all terminated interest rate swap contracts was discontinued prospectively. The associated gains are being amortized over the remaining term of the related debt as a reduction to interest expense. No interest rate swap contracts were outstanding as at March 31, 2007.

The company uses derivative financial instruments to hedge the future cost of the anticipated natural gas purchases for its US nitrogen and phosphate plants. Under these arrangements, the company receives or makes payments based on the differential between a specified price and the actual spot price of natural gas. The company has certain available lines of credit that are used to reduce cash margin requirements to maintain the derivatives. At March 31, 2007, the company had collected cash margin requirements of $41.5, which were included in accounts payable and accrued charges.

As at March 31, 2007, the company had derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 48.0 million MMBtu with maturities in 2007 through 2016. For the three months ended March 31, 2007, a gain of $15.0 was recognized in cost of goods sold. Of the deferred gains at March 31, 2007, approximately $60.5 will be reclassified to cost of goods sold within the next 12 months.

As at March 31, 2007, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $78.0 at an average exchange rate of 1.1740 per US dollar. The company had also entered into forward contracts to sell US dollars and receive euros in the notional amount of $2.9 at an average exchange rate of 1.2412 per euro, and to sell Canadian dollars and receive euros in the notional amount of Cdn $2.0 at an average exchange rate of 1.4020 per euro. Maturity dates for all forward contracts are within 2007. The company recognized a gain of $1.2 for the quarter ended March 31, 2007 in foreign exchange (gain) loss related to foreign currency forward contracts classified as held-for-trading. The fair value of these contracts at March 31, 2007 was a gain of $1.9.

The company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. It anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The major concentration of credit risk arises from the company’s receivables. A majority of its sales are in North America and are primarily for use in the agricultural industry. The company seeks to manage the credit risk relating to these sales through a credit management program. Internationally, the company’s products are sold primarily through two export associations whose accounts receivable are substantially insured or secured by letters of credit. At March 31, 2007, $71.8 of accounts receivable was due from Canpotex Limited (“Canpotex”).

Fair Value

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued charges is assumed to approximate carrying value. The effective interest rate on the company’s short-term debt at March 31, 2007 was 5.46%. The fair value of the company’s gas hedging contracts at March 31, 2007 approximated $142.8 using discount rates between 4.95% and 5.35% depending on the settlement date. The fair value of the company’s notes payable at March 31, 2007 approximated $1,780.3 and reflects a current yield valuation based on observed market prices. The current yield on the notes payable ranges from 5.28% to 6.14%. The fair value of the company’s other long-term debt instruments approximated carrying value.

4.	Long-term Debt

In February 2007, the company entered into a back-to-back loan arrangement involving certain financial assets and financial liabilities. The company has presented $195.0 of financial assets and financial liabilities on a net basis because a legal right to set-off exists, and it intends to settle with the same party on a net basis. The company incurred $3.2 of debt issue costs as a result of this arrangement which were included as a reduction to long-term debt and will be amortized using the effective interest rate method over the term of the related liability.

Long-term debt is comprised of the following:

	March 31		December 31
	2007		2006

		Effective Interest
		Rate(1)
Notes Payable
7.125% notes payable June 15, 2007	$400.0	7.47%	$400.0
7.750% notes payable May 31, 2011	600.0	7.65%	600.0
4.875% notes payable March 1, 2013	250.0	5.08%	250.0
5.875% notes payable December 1, 2036	500.0	6.11%	500.0
Other	7.3	7.63%	7.5

	1,757.3		1,757.5
Less: Net unamortized debt costs	(26.1)		-
Add: Unamortized swap gains	6.3		-

	1,737.5		1,757.5
Less: Current maturities	(400.2)		(400.4)
Add: Current portion of amortization	0.3		-

	$1,337.6		$1,357.1

(1)	The effective interest rate by instrument includes the impact of swap gains and debt costs.

5.	Accumulated Other Comprehensive Income

The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

			Unrealized
		Gains and	foreign
		losses on	exchange gains	Total
	Unrealized	derivatives	on self-	Accumulated
	gains on	designated as	sustaining	Other
	available-for-	cash flow	foreign	Comprehensive
	sale securities	hedges	operations	Income

Cumulative effect adjustment at January 1, 2007 (Note 1)	$789.6	$79.4	$-	$869.0
Gains and losses for the three months ended March 31, 2007	232.3	12.5	4.6	249.4

Accumulated other comprehensive income, March 31, 2007	$1,021.9	$91.9	$4.6	1,118.4

Retained Earnings, March 31, 2007				1,468.9

Accumulated other comprehensive income and retained earnings, March 31, 2007				$2,587.3

6.	Income Taxes

The company’s consolidated reported income tax rate for the three months ended March 31, 2007 was approximately 30 percent (2006 — 26 percent). The change in the consolidated reported income tax rate was due to the following:

•	The consolidated effective income tax rate for the three months ended March 31, 2007 was 30 percent compared to 33 percent for the three months ended March 31, 2006. The change was primarily attributable to lower Canadian income tax rates partially offset by a higher percentage of consolidated income earned in the higher-tax jurisdictions during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. A scheduled two percentage point reduction in the Canadian federal income tax rate applicable to resource companies became effective at the beginning of 2007. In addition, during the three months ended June 30, 2006, the Province of Saskatchewan reduced the corporate income tax rate 3 percentage points to 14 percent effective July 1, 2006 with further 1 percentage point reductions scheduled for July 1, 2007 and July 1, 2008.

•	Income tax refunds totaling $12.3 for the 2002-2004 taxation years were recorded during the three months ended March 31, 2006 relating to a Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.

7.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2007 of 104,965,000 (2006 — 103,641,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2007 was 107,258,000 (2006 — 105,825,000).

8.	Segment Information

The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$380.5	$419.6	$354.6	$-	$1,154.7
Freight	43.5	11.3	27.1	-	81.9
Transportation and distribution	9.6	13.6	7.8	-	31.0
Net sales — third party	327.4	394.7	319.7	-
Cost of goods sold	153.2	263.4	255.5	-	672.1
Gross margin	174.2	131.3	64.2	-	369.7
Depreciation and amortization	17.9	21.7	29.6	3.5	72.7
Inter-segment sales	-	33.0	0.9	-	-

	Three Months Ended March 31, 2006

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$225.8	$331.9	$303.9	$-	$861.6
Freight	25.0	9.6	20.3	-	54.9
Transportation and distribution	7.4	13.3	10.5	-	31.2
Net sales — third party	193.4	309.0	273.1	-
Cost of goods sold	102.6	229.6	239.8	-	572.0
Gross margin	90.8	79.4	33.3	-	203.5
Depreciation and amortization	11.8	19.3	24.3	3.4	58.8
Inter-segment sales	4.0	31.9	2.2	-	-

9.	Pension and Other Post-Retirement Expenses

	Three Months
	Ended March 31
Defined Benefit Pension Plans	2007	2006

Service cost	$3.8	$3.6
Interest cost	9.1	8.4
Expected return on plan assets	(10.7)	(9.6)
Net amortization and change in valuation allowance	3.2	3.5

Net expense	$5.4	$5.9

	Three Months
	Ended March 31
Other Post-Retirement Plans	2007	2006

Service cost	$1.4	$1.2
Interest cost	3.5	3.0
Net amortization	0.2	(0.1)

Net expense	$5.1	$4.1

For the three months ended March 31, 2007, the company contributed $8.2 to its defined benefit pension plans, $6.6 to its defined contribution pension plans and $2.1 to its other post-retirement plans. Total 2007 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2006.

10.	Other Income

	Three Months
	Ended March 31
	2007	2006

Share of earnings of equity investees	$13.0	$12.4
Dividend income	-	9.1
Other	0.7	9.7

	$13.7	$31.2

11.	Interest Expense

	Three Months
	Ended March 31
	2007	2006

Interest expense on
Short-term debt	$2.2	$7.1
Long-term debt	31.6	23.6
Interest capitalized to property, plant and equipment	(4.2)	(3.4)
Interest income	(4.1)	(4.1)

	$25.5	$23.2

12.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

13.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2007 or 2006.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Investment in Arab Potash Company Ltd. (“APC”)

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

Legal and Other Matters

In 1994, PCS Joint Venture Ltd. (“PCS Joint Venture”) responded to information requests from the US Environmental Protection Agency (“USEPA”) and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) regarding conditions at its Moultrie, Georgia location. PCS Joint Venture believes that the lead-contaminated soil and groundwater found at the site are attributable to former operations at the site prior to PCS Joint Venture’s ownership. In 2005, the GEPD approved a Corrective Action Plan to address environmental conditions at this location. As anticipated, the approved remedy requires some excavation and off-site disposal of impacted soil and installation of a groundwater recovery and treatment system. PCS Joint Venture began the remediation in November 2005 and completed soil excavation activities in March 2006, and it is proceeding consistent with the projected schedule and budget.

In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is nearing completion. In December 2006, the parties submitted the focused feasibility study to the USEPA and Florida Department of Environment for final review and comment. No final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously-incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court conducted a trial in the first quarter of 2007 for the first phase of the case in which it considered whether PCS Nitrogen has any liability for these costs. The Court has not issued its determination on this issue. PCS Nitrogen has filed third-party complaints in the case against owners and operators that should be responsible parties with respect to the site. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

PCS Phosphate, along with several other entities has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non joint and several basis, with the Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $12.0 to $17.0. We understand that removal activities will commence at the Site in 2007. We anticipate recovering some portion of our expenditures in this matter from other liable parties.

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. In September 2005 and December 2005, respectively, the USEPA notified the company of various alleged violations of the US Resource Conservation and Recovery Act at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

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

The breadth of the company’s operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the taxes it will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, provincial, state and local tax audits. The resolution of these uncertainties and the associated final taxes may result in adjustments to the company’s tax assets and tax liabilities.

The company owns facilities which have been either permanently or indefinitely shut down. It expects to incur nominal annual expenditures for site security and other maintenance costs at certain of these facilities. Should the facilities be dismantled, certain other shutdown-related costs may be incurred. Such costs would not be expected to have a material adverse effect on the company’s consolidated financial position or results of operations and would be recognized and recorded in the period in which they were incurred.

Certain of the company’s facilities have asbestos-containing materials which the company will be obligated to remove and dispose in a special manner should the asbestos become friable (i.e., readily crumbled or powdered) or should the property be demolished. As of March 31, 2007, the company has not recognized a conditional asset retirement obligation in its interim condensed consolidated financial statements for certain locations where asbestos exists, because it does not have sufficient information to estimate the fair value of the obligation. As a result of the longevity of these facilities (due in part to maintenance procedures) and the fact that the company does not have plans for major changes that would require the removal of this asbestos, the timing of the removal is indeterminable and the time over which the company may settle the obligation cannot be reasonably estimated as at March 31, 2007. The company would recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2007, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $410.0. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At March 31, 2007, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $41.5 to maintain derivatives, which are included in accounts payable and accrued charges.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs Agricultural Chemicals, Inc. and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The company has met its financial assurance responsibilities as of March 31, 2007. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. The Minister of Environment for Saskatchewan provisionally approved the plans in July 2000. In July 2001, a Cdn $2.0 irrevocable letter of credit was posted. We submitted a revised plan when it was due in 2006 and are awaiting a response from the Province. The company is unable to predict, at the time, the outcome of the ongoing review of the plans or the timing of implementation and structure of any financial assurance requirements.

During the period, the company entered into various other commercial letters of credit in the normal course of operations.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

15.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles

Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 32 to the consolidated financial statements for the year ended December 31, 2006 in the company’s 2006 financial review annual report.

(a) Long-term investments: Prior to January 1, 2007, the company’s investments in ICL and Sinofert were stated at cost under Canadian GAAP. US GAAP requires that these investments be classified as available-for-sale and be stated at market value with the difference between market value and cost reported as a component of other comprehensive income. As described in Note 1, Canadian GAAP related to this matter was amended to be consistent with US GAAP on a prospective basis effective January 1, 2007.

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

(e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at March 31, 2007 and 2006, the start-up costs deferred for Canadian GAAP were not material.

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

In addition, under US GAAP the company is required to recognize the difference between the benefit obligation and the fair value of plan assets in the Consolidated Statements of Financial Position with the offset to OCI. No similar requirement currently exists under Canadian GAAP.

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

(h) Derivative instruments and hedging activities: Prior to January 1, 2007 under Canadian GAAP, the company’s derivatives used for non-trading purposes that did not qualify for hedge accounting were carried at fair value on the Consolidated Statements of Financial Position, with changes in fair value reflected in earnings. Derivatives embedded within instruments were generally not separately accounted for except for those related to equity-linked deposit contracts, which are not applicable to the company. Gains and losses on derivative instruments held within an effective hedge relationship were recognized in earnings on the same basis and in the same period as the underlying hedged items. There was no difference in accounting between Canadian and US GAAP in respect of derivatives held by the company that did not qualify for hedge accounting. Unlike Canadian GAAP, however, the company recognized all of its derivative instruments (whether designated in hedging relationships or not, or embedded within hybrid instruments) at fair value on the Consolidated Statements of Financial Position for US GAAP purposes. Under US GAAP, the accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depended on whether it has been designated and qualified as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative was offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative was accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. For both fair value and cash flow hedges, if a derivative instrument was designated as a hedge and met the criteria for hedge effectiveness, earnings offset was available, but only to the extent that the hedge was effective. Ineffective portions of fair value or cash flow hedges are recorded in earnings in the current period.

As described in Note 1, Canadian GAAP related to this matter was amended to be consistent with US GAAP on a prospective basis effective January 1, 2007.

(i) Comprehensive income: Comprehensive income is recognized and measured under US GAAP pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net income and OCI. OCI refers to amounts that are recorded as an element of shareholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources. As described in Note 1, Canadian standards relating to comprehensive income are effective January 1, 2007 on a prospective basis.

(j) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. Effective January 1, 2006, US GAAP requires that these liability awards be measured at fair value at each reporting period. As at March 31, 2007, the difference between Canadian and US GAAP was not significant. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes.

Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP stock options are recognized over the requisite service period which does not commence until the option plan is approved by the company’s shareholders and options are granted there under. For options granted under the PotashCorp 2006 Performance Option Plan, the service period commenced January 1, 2006 under Canadian GAAP and May 4, 2006 under US GAAP. This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.

(k) Stripping costs: Under Canadian GAAP, the company capitalizes and amortizes costs associated with the activity of removing overburden and other mine waste minerals in the production phase. Effective January 1, 2006, US GAAP requires such stripping costs to be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue. In accordance with US GAAP, the company recorded the effect of initially applying this consensus as a cumulative-effect adjustment recognized in the opening balance of retained earnings as of January 1, 2006.

(l) Deferred debt costs: Prior to January 1, 2007, under Canadian GAAP, issue costs and deferred interest rate swap gains related to long-term debt were included in other assets and other long-term liabilities, respectively. US GAAP requires these costs to be included as an adjustment to the carrying value of the long-term debt. Effective January 1, 2007, Canadian GAAP related to this matter was amended to be consistent with US GAAP on a prospective basis.

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

(o) Income taxes related to uncertain income tax positions: US GAAP prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain income tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Canadian GAAP has no similar requirements related to uncertain income tax positions.

(p) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended March 31, 2007, income taxes paid under US GAAP were $32.1 (2006 — $154.3).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months
	Ended March 31
	2007	2006

Net income as reported — Canadian GAAP	$198.0	$125.5
Items increasing (decreasing) reported net income
Cash flow hedge ineffectiveness	-	0.4
Depreciation and amortization	2.1	2.1
Stock-based compensation	0.2	-
Stripping costs	(6.6)	1.5
Pension and other post-retirement benefits	0.7	-
Deferred income taxes related to the above adjustments	1.0	(1.4)
Income taxes related to stock-based compensation	(3.3)	(0.8)
Income taxes related to uncertain income tax positions	8.1	-

Net income — US GAAP	$200.2	$127.3

Basic weighted average shares outstanding — US GAAP	104,965,000	103,641,000

Diluted weighted average shares outstanding — US GAAP	107,258,000	105,825,000

Basic net income per share — US GAAP	$1.91	$1.23

Diluted net income per share — US GAAP	$1.87	$1.20

	March 31,	December 31,
	2007	2006

Total assets as reported — Canadian GAAP	$7,710.2	$6,217.0
Items increasing (decreasing) reported total assets
Inventory	-	8.0
Available-for-sale securities (unrealized holding gain)	-	889.9
Fair value of derivative instruments	-	120.3
Property, plant and equipment	(107.6)	(109.7)
Exploration costs	(6.4)	(6.4)
Stripping costs	(28.4)	(21.8)
Deferred debt costs	-	(23.9)
Pension and other post-retirement benefits	7.4	6.7
Investment in equity investees	5.5	5.5
Income tax asset related to uncertain income tax positions	4.4	-
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$7,538.4	$7,038.9

	March 31,	December 31,
	2007	2006

Total shareholders’ equity as reported — Canadian GAAP	$4,094.2	$2,780.3
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Unrealized gains and losses on available-for-sale securities	-	$792.0
Gains and losses on derivatives designated as cash flow hedges	(1.6)	79.4
Cumulative-effect adjustment in respect of uncertain tax positions	(1.2)	-
Pension and other post-retirement benefits	(102.5)	(117.9)
Share of accumulated other comprehensive income of equity investees	1.3	0.9
Foreign currency translation adjustment	(20.9)	(20.9)
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	63.7	61.6
Exploration costs	(6.4)	(6.4)
Stripping costs	(28.4)	2.6
Cash flow hedge ineffectiveness	-	0.4
Pension and other post-retirement benefits	16.8	16.1
Share of earnings of equity investees	4.2	4.2
Deferred income taxes relating to the above adjustments	33.3	24.0
Income taxes related to uncertain tax positions	8.1	-
Cumulative-effect adjustment to retained earnings in respect of stripping costs	-	(16.3)
Cumulative-effect adjustment to retained earnings in respect of uncertain tax positions	57.5	-

Shareholders’ equity — US GAAP	$3,921.0	$3,402.9

	Three Months
	Ended March 31
	2007	2006

Net income — US GAAP	$200.2	$127.3

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities	242.9	74.6
Change in gains and losses on derivatives designated as cash flow hedges	35.1	(40.7)
Reclassification to income of gains and losses on cash flow hedges	(17.2)	(21.3)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	4.6	-
Pension and other post-retirement benefits	2.9	-
Deferred income taxes related to other comprehensive income	(7.1)	40.6

Other comprehensive income, net of related income taxes	261.2	53.2

Comprehensive income — US GAAP	$461.4	$180.5

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the model, the consolidated financial statements will reflect expected future income tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The evaluation of tax positions under FIN No. 48 will be a two-step process, whereby (1) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The company adopted the provisions of FIN No. 48 effective January 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a decrease in the net tax liability for unrecognized tax benefits, reducing the liability by $56.3 to $34.2. This was accounted for as a cumulative effect adjustment increasing the balance in retained earnings at January 1, 2007 by $57.5 and decreasing the balance in accumulated other comprehensive income by $1.2. At March 31, 2007, the company had an asset of $4.4 and a liability of $39.7 for previously unrecognized income tax benefits.

All of the tax positions included in the balance at January 1, 2007, would, if recognized, affect the company’s effective income tax rate. The company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense. At January 1, 2007, $9.9 of interest was accrued. Tax years subject to examination by jurisdiction were as follows:

Years

Canada	1997-present
US	2001-present
Trinidad	1999-present
Barbados	1999-present

Planned Major Maintenance Activities

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”. The guidance in this FSP is applicable to entities in all industries. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The implementation of FSP No. AUG AIR-1, effective January 1, 2007, did not have a material impact on the company’s consolidated financial statements.

Framework for Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value. It also expands disclosures about fair value measurements and is effective for the first quarter of 2008. The company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without the need to apply hedge accounting provisions. The company is currently reviewing the guidance, which is effective for the first quarter of 2008, to determine the potential impact, if any, on its consolidated financial statements.

16.	Comparative Figures

Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of May 7, 2007. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp has built a global business on the natural nutrients potash, phosphate and nitrogen. Our products serve three different markets: fertilizer, industrial and animal feed. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers that tend to buy under contract, while spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.

Transportation is an important part of the final purchase price for fertilizer so producers usually sell to the closest customers. In North America, we sell mainly on a delivered basis via rail, barge, truck and pipeline. Offshore customers purchase product either at the port where it is loaded or delivered with freight included.

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

We link our financial performance with areas of extended responsibility that include safety, the environment and all those who have a social or economic interest in our business. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.

POTASHCORP STRATEGY

To provide our stakeholders with superior value, our strategy focuses on generating long-term growth while striving to minimize fluctuations in our upward-trending earnings line. This value proposition has given our stakeholders superior value for many years. We apply this strategy by concentrating on our highest margin products. This dictates our Potash First strategy, which is driven by gross margin and long-term growth potential, and our emphasis on Trinidad nitrogen and purified phosphoric acid. Our potash and purified acid businesses have sustained margins driven by less competitive pressure and lower-cost production than other products. Long-term natural gas contracts in Trinidad give us a significant cost advantage in nitrogen over US producers exposed to higher US gas prices that are unlikely to fall significantly.

We strive to grow PotashCorp by enhancing our position as supplier of choice to our customers, delivering the highest quality products at market prices when they are needed. We seek to be the preferred supplier to high-volume, high-margin customers with the lowest credit risk. It is critical that our customers recognize our ability to create value for them based on the price they pay for our products.

As we plan our future, we carefully weigh our choices for our strong cash flow. We base all investment decisions on cash flow return materially exceeding cost of capital, evaluating the best return on any investment that matches our Potash First strategy. Most of our recent capital expenditures have gone to investments in our own potash capacity, and we look to increase our existing offshore potash investments and seek other merger and acquisition opportunities in this nutrient. Expansion of Trinidad nitrogen and industrial phosphoric acid is another priority. We also consider share repurchase and increased dividends as ways to maximize shareholder value over the long term.

KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO GOALS

Each year we set targets to advance our long-term goals and drive results. We have developed key performance indicators to monitor our progress and measure success. As we drill down into the organization with these metrics, we believe:

•	management will focus on the most important things, which will be reinforced by having the measurable, relevant results readily accessible;

•	employees will understand and be able to effectively monitor their contribution to the achievement of corporate goals; and

•	we will be even more effective in meeting our targets.

Our long-term goals and 2007 targets are set out on pages 22 to 23 of our 2006 Summary Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2007 Annual Target	to March 31, 2007
To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJUSBM for 2007.	PotashCorp’s total shareholder return was 12 percent in the first three months of 2007, exceeding the DJUSBM return of 9 percent though below our sector average return of 14 percent.
To be the low-cost supplier on a delivered basis in our industry through ongoing cost reduction management.	Achieve 3-percent reduction in per-tonne potash conversion costs on a Canadian dollar basis.	Potash conversion costs were reduced 5 percent per tonne on a Canadian dollar basis during the first three months of 2007 when compared to the 2006 annual average.
	Improve energy efficiency in Trinidad by 3 percent from 2006.	Trinidad energy efficiency rate improved almost 3 percent during the first three months of 2007 compared to the 2006 annual average.
	Achieve rock costs at Aurora and White Springs 1 percent below 2006.	Rock costs at Aurora increased 6 percent while White Springs increased 4 percent during the first three months of 2007 compared to the corresponding period in 2006. Compared to the 2006 annual average, rock costs increased 3 percent at Aurora and declined 2 percent at White Springs in the first three months of 2007.
To remain the leader and preferred supplier of potash, nitrogen and phosphate products worldwide.	Potash gross margin to exceed $800 million, more than 40 percent above 2006.	Potash gross margin was $174.2 million for the first three months of 2007, representing 22 percent of the 2007 annual target and an increase of 92 percent compared to the first three months of 2006.
	Phosphate gross margin to be up by 50 percent from 2006.	Phosphate gross margin was $64.2 million, up 93 percent for the first three months of 2007 compared to the corresponding period in 2006. This first-quarter gross margin represents 34 percent of the 2007 annual target.
	Nitrogen gross margin to exceed $325 million.	Nitrogen gross margin was $131.3 million for the first three months of 2007, representing 40 percent of the 2007 annual target and an increase of 65 percent compared to the first three months of 2006.
To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable injury rate by 15 percent from 2006.	Recordable injury rate was reduced 10 percent for the first three months of 2007 compared to the 2006 annual level. As compared to the quarter ended March 31, 2006, recordable injury rate increased 9 percent.
	Reduce lost-time injury rate by 40 percent from 2006.	Lost-time injury rate was reduced 43 percent for the first three months of 2007 as compared to the 2006 annual level. As compared to the quarter ended March 31, 2006, lost-time injury rate increased 46 percent.
	Reduce reportable releases and permit excursions by 10 percent from 2006.	Reportable release rate on an annualized basis declined 56 percent while annualized permit excursions were down 50 percent during the first three months of 2007 compared to 2006 annual levels. Compared to the first quarter of 2006, reportable releases declined 67 percent while permit excursions were flat.

FINANCIAL OVERVIEW

This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 15 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2006 financial review annual report.

Earnings Guidance

The company’s guidance for the first quarter of 2007 was earnings per share in the range of $1.50 to $2.00 per share, assuming a period end exchange rate of 1.14 Canadian dollars per US dollar. The final result was net income of $198.0 million, or $1.85 per share, with a period end exchange rate of 1.1529 Canadian dollars per US dollar.

Overview of Actual Results

Operations

	Three Months Ended March 31

			Dollar	%
(Dollars millions — except per-share amounts)	2007	2006	Change	Change

Sales	$1,154.7	$861.6	$293.1	34
Freight	81.9	54.9	27.0	49
Transportation and distribution	31.0	31.2	(0.2)	(1)
Cost of goods sold	672.1	572.0	100.1	18

Gross margin	$369.7	$203.5	$166.2	82

Operating income	$308.3	$192.1	$116.2	60

Net income	$198.0	$125.5	$72.5	58

Net income per share — basic	$1.89	$1.21	$0.68	56

Net income per share — diluted	$1.85	$1.19	$0.66	55

First-quarter earnings of $198.0 million, or $1.85 per share, represent the highest quarterly earnings in company history. This surpassed the record of $1.74 per share ($186.0 million) set in the previous quarter, reflecting increased volumes and prices for our products. First-quarter earnings per share were 55 percent higher than the $1.19 per share ($125.5 million) earned in the same quarter last year, when potash shipments slowed due to prolonged price negotiations with key offshore customers, including China and India. Excellent farm economics supported strong growth in world fertilizer demand and tight supply fundamentals provided the foundation for a second consecutive quarter of record earnings.

First-quarter gross margin of $369.7 million was also a company record, improving upon the $203.5 million in the same quarter last year and the previous high of $344.8 million from the second quarter of 2005. Farmers around the world are increasing plantings and using more fertilizer in an effort to capture favorable prices for many major crops. The USDA’s March 30th Prospective Plantings report predicted that American farmers will plant 90.5 million acres of corn, a 15-percent increase from last year in a crop that is a heavy fertilizer user. The emphasis on corn is expected to displace other crops in the US, raising prices and creating opportunities for producers of those crops in other agricultural regions. After two years with higher energy costs and lower crop prices that led to reduced fertilizer applications, farmers have made a strong return to the market for all three nutrients to restore soil fertility.

As potash fundamentals tightened through the first quarter, we achieved an $11-per-tonne increase for North American customers in mid-February. The completion of pricing contracts with China in February 2007, unlike the late July settlement in 2006, kept offshore potash volumes moving and further tightened supply. This had an impact on spot pricing in key offshore markets. The strong demand and rising prices resulted in first-quarter potash gross margin of $174.2 million, surpassing the $90.8 million of gross margin in the first quarter of 2006, when shipments were constrained during extended price negotiations with China and India, and was just short of our record first-quarter potash gross margin of $176.2 million, set in 2005.

In nitrogen and phosphate, rising demand for solid fertilizers combined with production curtailments in recent years has put extreme pressure on supply. At the end of February, urea imports into the US were 22 percent below prior-year levels, while at quarter end, producer inventories were 19 percent below the five-year average. In phosphate fertilizers, North American DAP producer inventories were 51 percent below the five-year average by the end of the quarter. As a result, spot prices for both urea and DAP reached record levels in the quarter. Nitrogen gross margin was $131.3 million, 65 percent higher than the $79.4 million generated in last year’s first quarter. Phosphate contributed $64.2 million in gross margin, almost double the $33.3 million in gross margin from last year’s first quarter.

Provincial mining and other taxes more than doubled quarter over quarter, as potash gross margin increased by 92 percent and capital expenditures, which are deductible for Saskatchewan profits tax purposes, are expected to be lower than 2006 when the majority of spending on the company’s potash expansion projects occurred. Selling and administrative expenses were $9.8 million higher than in the same quarter last year due to higher incentive plan accruals given the higher share price quarter over quarter. A foreign exchange loss of $2.0 million was realized in first-quarter 2007 as the period-end translation of Canadian dollar-denominated monetary items on the Consolidated Statement of Financial Position contributed to a net foreign exchange loss with the strengthening of the Canadian dollar relative to the US dollar, partially offset by treasury gains. This compares to a gain of $2.4 million in 2006 when the Canadian dollar was flat and we benefited from foreign currency risk management activities. Other income declined $17.5 million from the first quarter of 2006 as $9.1 million of dividend income from Israel Chemicals Ltd. (“ICL”) was recorded in the first quarter of 2006 while the dividend will be recorded in the second quarter of 2007. In addition, litigation settlement during the first quarter of 2006 was not repeated in the first quarter of 2007.

The company’s consolidated reported income tax rate for the three months ended March 31, 2007 was approximately 30 percent (2006 — 26 percent). The effective income tax rate declined from 33 percent to 30 percent as a result of lower Canadian income tax rates partially offset by a higher percentage of consolidated income earned in the higher-tax jurisdictions during the three months ended March 31, 2007 compared to the same period in 2006. Income tax refunds of $12.3 million for the 2002-2004 taxation years recorded in the first quarter of 2006 reduced the reported income tax rate to 26 percent in that period.

Balance Sheet

Effective January 1, 2007 the company adopted new accounting standards for financial instruments and hedging activities on a prospective basis; accordingly comparative amounts for prior periods have not been restated. The new standards had the following impact on the company’s Consolidated Statements of Financial Position as of March 31, 2007:

•	Derivative instruments are generally recorded on the Consolidated Statements of Financial Position at fair value. At March 31, 2007, the fair value of the company’s derivative instrument assets represented a current asset of $62.4 million and a long-term asset of $82.3 million, of which $142.8 million related to natural gas swap and option contracts designated as accounting hedges and physical gas purchase contracts and $1.9 million related to foreign currency forward contracts. As of December 31, 2006, no such derivative instruments were recorded on the balance sheet. Unrealized gains of $91.9 million on the contracts designated as accounting hedges have been recognized in accumulated other comprehensive income, net of income taxes, as of March 31, 2007, to the extent those hedges are effective; ineffectiveness of $2.2 million arising from January 1 to March 31, 2007 has been recognized through net income. The future income tax liability associated with these instruments was $57.7 million. Unrealized losses recognized in net income on physical gas purchase contracts arising from January 1 to March 31, 2007 were insignificant. No amounts were recorded in net income during the first three months of 2006. Hedge ineffectiveness existing on derivative instruments as of January 1, 2007 was recorded as a cumulative effect adjustment to opening retained earnings, net of tax, resulting in an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive income of $0.2 million.

•	The fair value of available-for-sale investments are recorded as assets on the Consolidated Statements of Financial Position. The company has classified its investments in ICL and Sinofert Holdings Limited (“Sinofert”) as available-for-sale and therefore has recorded these investments at their fair value, resulting in a balance of unrealized holding gains in investments of $1,132.8 million, accumulated other comprehensive income of $1,021.9 million and future income tax liability of $110.9 million as of March 31, 2007. The total balance recorded in investments as of March 31, 2007 was $1,524.1 million. In previous periods these investments had been recorded at cost which, as of December 31, 2006 and March 31, 2007, was $167.7 million for ICL and $223.7 million for Sinofert.

•	Bond issue costs were reclassified from other assets to long-term debt and deferred swap gains were reclassified from other non-current liabilities to long-term debt, resulting in a reduction in other assets of $23.9 million, a reduction in other non-current liabilities of $6.6 million and a reduction in long-term debt of $17.3 million at January 1, 2007. These costs are amortized using the effective interest rate method, and will continue to be amortized over the term of the related liability. As of March 31, 2007, unamortized bond issue costs decreased long-term debt by $26.1 million while unamortized deferred swap gains increased long-term debt by $6.3 million.

Total assets were $7,710.2 million at March 31, 2007, an increase of $1,493.2 million or 24 percent over December 31, 2006. Total liabilities increased by $179.3 million from December 31, 2006 to $3,616.0 million at March 31, 2007, and total shareholders’ equity increased by $1,313.9 million during the same period to $4,094.2 million.

The largest contributors to the increase in assets during the first quarter of 2007 were derivative instruments and investments in available-for-sale securities as described above, cash, accounts receivable and property, plant and equipment. Cash increased $128.8 million, largely due to cash flow from operations, which was $319.6 million during the first quarter. Accounts receivable increased $51.1 million or 12 percent compared to December 31, 2006 as a result of the timing of cash receipts related to the 13 percent increase in sales for first-quarter 2007 compared to fourth-quarter 2006. We made additions to property, plant and equipment of $109.0 million ($65.2 million of which related to the potash segment).

The increase in liabilities was primarily attributable to a $203.0-million increase in future income tax liability, $168.6 million of which was attributable to the adoption of new accounting standards for financial instruments and hedging activities as described above with the remainder primarily driven by income earned during first-quarter 2007. Accounts payable and accrued charges were $65.5 million higher than December 31, 2006 as deferred revenues were up $20.4 million due to customers prepaying to secure product for the spring planting season before price increases become effective, hedge margin deposits were up $18.7 million due to higher natural gas prices and income taxes payable were up $17.3 million due to income earned during first-quarter 2007. These increases were partially offset as cash flow from operations was used to repay $61.8 million of short-term debt during the quarter.

Share capital, retained earnings and contributed surplus all increased at March 31, 2007 compared to December 31, 2006. Share capital was $11.2 million higher due to the issuance of common shares arising from stock option exercises and our dividend reinvestment plan. Recognition of compensation cost associated with our stock-based compensation plans increased contributed surplus by $2.7 million while the issuance of common shares arising from stock option exercises reduced the balance, for a net increase of $1.8 million. Net earnings of $198.0 million for the first quarter of 2007 increased retained earnings while dividends declared of $15.7 million and a cumulative effect adjustment related to the adoption of new accounting standards effective January 1, 2007 (as described above) reduced the balance, for a net increase in retained earnings of $182.5 million at March 31, 2007 compared to December 31, 2006. The company has also added a new line in the equity section of the Consolidated Statements of Financial Position for accumulated other comprehensive income as a result of new accounting standards effective January 1, 2007, as described above. Balances comprising accumulated other comprehensive income include (net of related taxes) $1,021.9 million in unrealized gains on our available-for-sale securities, $91.9 million in unrealized gains on our natural gas derivatives that qualify for hedge accounting and $4.6 million in unrealized foreign exchange gains on translation of our self-sustaining foreign operations.

Business Segment Review

Note 8 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance where applicable to give further insight into these results.

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$380.5	$225.8	69
Freight	43.5	25.0	74
Transportation and distribution	9.6	7.4	30

	$327.4	$193.4	69

Net Sales
North American	$152.7	$91.9	66	892	527	69	$171.15	$174.31	(2)
Offshore	171.0	97.2	76	1,273	732	74	$134.28	$132.90	1

	323.7	189.1	71	2,165	1,259	72	$149.47	$150.24	(1)
Miscellaneous products	3.7	4.3	(14)	-	-	-	-	-	-

	327.4	193.4	69	2,165	1,259	72	$151.22	$153.61	(2)
Cost of goods sold	153.2	102.6	49				$70.76	$81.49	(13)

Gross margin	$174.2	$90.8	92				$80.46	$72.12	12

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Potash gross margin of $174.2 million for the first three months of 2007 was 92 percent higher than the same period in 2006. However, last year’s first quarter was negatively impacted by extended price negotiations.

•	Potash sales volumes were significantly higher in first-quarter 2007 compared to the first three months of 2006 in both the North American and offshore markets. In North America, improved agricultural conditions and related crop prices (especially for crops relevant to North American farmers like corn, wheat and soybeans), led to strong demand for fertilizer, including potash. In the offshore markets, demand was strong compared to the first quarter of 2006 when China was engaged in price negotiations (that ultimately extended through the end of July 2006) and also led to many offshore customers delaying purchasing. While first-quarter 2007 shipments did not face the same challenges as a year ago, we may have delayed up to 200,000 tonnes as pricing for China was not settled until February, and North American market deliveries and the ability to move product to west coast export terminals was disrupted by a rail strike and inclement weather in Canada.

•	To meet increasing global demand, we raised our production to 2.3 million tonnes, compared to 1.3 million tonnes in the first quarter of 2006. With 30 fewer shutdown weeks than in the same quarter last year, total potash cost of goods sold dropped by almost $11 per tonne despite additional costs for our share of brine inflow management at Esterhazy, higher brine inflow management costs at New Brunswick, and general price escalations of production inputs.

Potash gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2007 vs. 2006

		Change in
		Prices/Costs		Total
	Change in			Gross
	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance
North American	$44.9	$(2.9)	$(2.5)	$39.5
Offshore	42.2	1.8	0.1	44.1
Other(1)	4.0	(4.2)	-	(0.2)

Total	$91.1	$(5.3)	$(2.4)	$83.4

(1)	Includes change in product mix.

Sales and Cost of Goods Sold

The most significant contributors to the $83.4-million increase in gross margin quarter over quarter were as follows:

•	Offshore sales volumes were up 74 percent. Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, shipped 2.03 million tonnes, a 92-percent increase from the 1.05 million tonnes shipped in the same quarter last year as sales increased from 0.13 million to 1.07 million tonnes in the most significant markets of China, India and Brazil. China, which did not commence shipments until late February after the 2007 pricing was agreed to with Canpotex, took 0.42 million tonnes during the quarter. This compared to China being virtually absent from the market during the first quarter of 2006 as the country waited to conclude new pricing contracts with suppliers, including Canpotex, before coming back into the market for new tonnage. In addition, India took 0.20 million tonnes versus 0.05 million tonnes in the first three months of 2006, while Brazil purchased approximately 0.45 million tonnes in the first quarter of 2007 versus 0.05 million tonnes in the same period last year. Higher soybean prices in Brazil have led to an increase in acres planted and a corresponding increase in potash imports. Last year, Brazil continued to be affected by the strengthening of the Brazilian real relative to the US dollar. This was accompanied by lower soybean prices, which pressured margins for Brazilian farmers and limited their credit availability and led to fewer acres being planted.

•	Despite disrupted rail service in Canada, North American sales volumes increased as we used our extensive warehouse system to respond to stronger dealer fill and field application driven by high commodity prices. In 2006, low commodity prices and high energy input costs led to lower potash demand. We believe this was intensified by dealers wanting to end the 2006 fertilizer year with low inventories of all fertilizers, leading them to manage their purchasing and exposure cautiously.

•	Our offshore realized prices were flat compared to the trailing quarter and last year’s first quarter. They were negatively impacted in first-quarter 2006 by higher per-unit throughput distribution costs resulting from the reduced sales volumes. Higher prices realized during the latter part of 2006 were maintained through first-quarter 2007 and when coupled with increased volumes that reduced throughput distribution costs per tonne, per-tonne realized prices were slightly higher than the first quarter of 2006. While higher prices were achieved in China and Southeast Asia, increases in the Brazilian market did not take hold until late in the first quarter of 2007. In addition, higher ocean freight costs negatively impacted offshore realized prices by approximately $7.00 per tonne during the quarter, even though Canpotex has locked in about 40 percent of its shipments on a delivered basis under long-term freight agreements. Our North American realized prices were high early in 2006 as price increases announced during 2005 held into the first quarter, but subsequently dropped off during mid-2006 due to higher producer inventories and heightened competitive pressures. Our price increases in late 2006 and early 2007 have nearly restored average realized prices to first-quarter 2006 levels. Prices in the North American market were $37 per tonne, or 27 percent, higher than offshore prices. The gap between the two markets is due in part to offshore contracts lagging the North American spot market. It also reflects product mix, as North American customers prefer granular product that commands a premium over standard product more typically consumed offshore.

•	Higher production levels and fewer shutdown weeks significantly lowered cost of goods sold per tonne compared to the first quarter of 2006 when production shutdowns occurred as the company remained true to its strategy of matching production to market demand. The effect of increased production and lower natural gas costs was partially offset by escalating prices for supplies and services, higher brine inflow management costs and the impact of foreign exchange on potash operating costs. Our share of brine inflow costs at Esterhazy negatively impacted cost of goods sold by approximately $5.00 per tonne in the first three months of 2007. Further, a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by almost $1.00 per tonne.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$419.6	$331.9	26
Freight	11.3	9.6	18
Transportation and distribution	13.6	13.3	2

	$394.7	$309.0	28

Net Sales
Ammonia	$169.4	$123.0	38	520	364	43	$325.79	$337.69	(4)
Urea	113.9	81.4	40	339	281	21	$336.54	$289.81	16
Nitrogen solutions/Nitric acid/ Ammonium nitrate	86.4	81.0	7	478	382	25	$180.73	$211.96	(15)
Purchased	17.7	17.0	4	49	54	(9)	$359.41	$316.85	13

	387.4	302.4	28	1,386	1,081	28	$279.51	$279.74	-
Miscellaneous	7.3	6.6	11	-	-	-	-	-	-

	394.7	309.0	28	1,386	1,081	28	$284.81	$285.81	-
Cost of goods sold	263.4	229.6	15				$190.08	$212.36	(10)

Gross margin	$131.3	$79.4	65				$94.73	$73.45	29

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Quarterly nitrogen gross margin of $131.3 million, driven by increased sales volumes and lower production costs, was a record high for the company. This is 65 percent higher than the $79.4 million generated in the same quarter last year, and 32 percent higher than the previous quarterly record of $99.4 million generated in the second quarter of 2005.

•	North American natural gas spot prices were 25 percent lower than in the first quarter of 2006 as the aftermath of Hurricane Katrina in the US Gulf region continued to impact gas prices. Heightened demand, low producer inventories and tight global supply conditions have led to a decoupling of product prices from US natural gas costs. These tight fundamentals pushed ammonia prices up from the fourth quarter of 2006, although they were down slightly from last year’s first quarter when the higher natural gas costs were driving nitrogen prices. Urea prices benefited from rising demand and reduced imports into the US, as very tight supply/demand raised prices to record levels – up 16 percent quarter over quarter and 29 percent from the fourth quarter of 2006.

•	Our Trinidad facility, which benefits from long-term lower-cost natural gas price contracts, delivered $80.1 million (or 61 percent) of nitrogen gross margin for the quarter. Our US operations contributed $34.0 million in gross margin for the quarter, and $17.2 million was contributed from our natural gas hedges.

•	Cost of goods sold benefited from higher production rates and lower natural gas costs before the impact of our natural gas hedges.

Nitrogen gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2007 vs. 2006

		Change in
		Prices/Costs		Total
	Change in			Gross
	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance
Ammonia	$26.2	$(5.9)	$8.7	$29.0
Urea	2.5	15.8	9.1	27.4
Solutions, NA, AN	2.7	(14.9)	8.6	(3.6)
Purchased	3.3	2.1	(3.6)	1.8
Hedge gains	-	-	(3.7)	(3.7)
Other(1)	(2.4)	1.8	1.6	1.0

Total	$32.3	$(1.1)	$20.7	$51.9

(1)	Includes change in product mix.

Sales and Cost of Goods Sold

The gross margin increase of $51.9 million quarter over quarter was largely attributable to the following changes:

•	Realized prices for ammonia declined 4 percent from last year’s first quarter, when high natural gas costs from the aftermath of Hurricane Katrina drove prices. Tight fundamentals pushed ammonia prices up 13 percent from the fourth quarter of 2006, driven by strong North American agricultural demand, low product inventories and reduced offshore imports. US imports have declined quarter over quarter due to strong offshore demand, high ocean freight costs, and capacity shutdowns in Europe (due to high natural gas costs in that region), providing opportunities for international suppliers to deliver product at higher margins closer to home. In comparison, the company’s natural gas cost, exclusive of the hedge, declined 8 percent compared to the first quarter of 2006 and increased 10 percent compared to the fourth quarter. Realized prices for nitrogen solutions, nitric acid and ammonium nitrate generally followed ammonia prices showing a total decline of 15 percent in the first quarter of 2007. The majority of the decline was due to lower ammonium nitrate realized prices which contributed an unfavorable $13.3 million to the change in gross margin because our primary customer contracts are impacted by the cost of natural gas on a quarterly time-lag basis. Despite the reduction in natural gas costs, North American urea prices rose to record levels in 2007 – up 16 percent quarter over quarter and 29 percent from the fourth quarter of 2006. US producer inventories are very low (19 percent below the five-year average at quarter-end) due to strong agricultural demand (led by the highest corn acreage forecast in the US since 1944), reduced offshore imports (due to the rise in gas costs and ocean freight costs for producers in Europe and the Ukraine), production disruptions in the Middle East and new capacity delays.

•	Ammonia sales volumes increased by 43 percent as we benefited from the strong overall demand for nitrogen and the additional tonnes available from the final stage of our Trinidad debottlenecking project completed in the second quarter of 2006. This compared to the first quarter of 2006 when a scheduled turnaround and the debottlenecking project reduced production for over a month. Further, our Lima, Ohio plant, which was curtailed for much of the first quarter of 2006 due to high natural gas prices operated throughout the first quarter of 2007. Urea sales volumes also increased quarter over quarter, due in large part to significant demand for field application and dealers buying in anticipation of rising prices. Fertilizer sales tonnes were up 41 percent from first-quarter 2006 when US farmers were purchasing less as we believe they were hoping for lower prices. Industrial demand remained strong, rising 22 percent from the same period last year and representing 67 percent of nitrogen sales volumes in the quarter. During the quarter, in anticipation of the rise in corn acreage intentions and a potential shortfall in nitrogen in the US, we restarted meaningful production of nitrogen solutions at our Geismar facility on an opportunistic basis, using purchased ammonia and carbon dioxide.

•	The decline in cost of goods sold per tonne positively impacted gross margin. This was due primarily to lower natural gas costs and higher production rates as compared to the first quarter of 2006 when higher natural gas costs curtailed production at Augusta and Lima and more plant shutdowns for turnarounds occurred. Natural gas costs continue to be the single most important contributor to cost of goods sold, typically representing between 75 percent and 90 percent of the cash cost of producing one tonne of ammonia. The company’s average natural gas cost, excluding the benefit of our hedge but including our lower-cost Trinidad gas contracts, was $4.79 per MMBtu, 8 percent lower than the first quarter of 2006. Our US natural gas hedging activities contributed $17.2 million to gross margin, compared to $20.9 million last year.

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$354.6	$303.9	17
Freight	27.1	20.3	33
Transportation and distribution	7.8	10.5	(26)

	$319.7	$273.1	17

Net Sales
Fertilizer - liquids	$68.7	$61.9	11	269	260	3	$255.20	$238.13	7
Fertilizer - solids	120.4	93.1	29	427	377	13	$281.98	$246.86	14
Feed	62.9	52.3	20	208	165	26	$302.87	$317.20	(5)
Industrial	63.2	63.2	-	173	173	-	$365.85	$364.04	-

	315.2	270.5	17	1,077	975	10	$292.66	$277.44	5
Miscellaneous	4.5	2.6	73	-	-	-	-	-	-

	319.7	273.1	17	1,077	975	10	$296.95	$279.94	6
Cost of goods sold	255.5	239.8	7				$237.34	$245.79	(3)

Gross margin	$64.2	$33.3	93				$59.61	$34.15	75

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	While strategic focus on our unique ability to produce and market specialty phosphate products has brought both stability and increased profitability to the phosphate segment over recent years, strengthening global agricultural fundamentals has started to demonstrate the value of our leverage in liquid and solid phosphate fertilizers.

•	Phosphate gross margin of $64.2 million was almost double the $33.3 million generated in the same quarter last year. It was the highest first quarter phosphate gross margin and the second highest overall quarterly phosphate gross margin in the company’s history, second only to fourth-quarter 2006.

•	Solid and liquid fertilizers contributed $18.4 million and $15.3 million of gross margin, respectively, while our stable base of higher-margin industrial and feed products combined to deliver $28.0 million. Within industrial, purified phosphoric acid was the most profitable product, generating quarterly gross margin of $13.2 million, representing 29 percent of net sales.

Phosphate gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2007 vs. 2006

		Change in
		Prices/Costs		Total
	Change in			Gross
	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance
Fertilizer - liquids	$5.7	$4.2	$(1.6)	$8.3
Fertilizer - solids	5.3	15.0	3.4	23.7
Feed	9.5	(3.0)	(7.3)	(0.8)
Industrial	0.3	0.3	(2.9)	(2.3)
Other(1)	0.6	1.4	-	2.0

Total	$21.4	$17.9	$(8.4)	$30.9

(1)	Includes change in product mix.

Sales and Cost of Goods Sold

Quarter-over-quarter gross margin increased $30.9 million, largely as a result of the following changes:

•	High commodity prices spurred by rising demand for biofuels has led to increased demand for fertilizer products. Extremely tight fundamentals in North America pushed up realized prices for solid and liquid fertilizers by 14 percent and 7 percent, respectively. Solid fertilizer sales volumes were up 13 percent, including a 36-percent increase in North America, while liquid fertilizer volumes rose 3 percent. Solid fertilizer field application and off-take into North American dealer storage ahead of anticipated price increases was strong in the first quarter of 2007, and product supply was very tight due to temporary industry curtailments in late 2006. The application season got off to an early start in the quarter in the South and Southeast, and customer demand quickly outstripped the industry’s ability to supply, putting upward pressure on prices. North American DAP producer inventories were 51 percent below the five-year average by the end of the quarter. Feed volumes were 26 percent higher than the same quarter last year with a 96-percent increase in offshore sales, primarily due to new business in Latin America.

•	The price variance in cost of goods sold negatively impacted the change in gross margin by $8.4 million. The $8.2-million positive impact of 20-percent lower sulfur prices was more than offset by 4-percent higher rock costs resulting from higher costs for purchased rock at Geismar, higher electrical and chemical processing costs at Aurora and White Springs, two planned dragline turnarounds at Aurora and slightly higher ammonia prices. Though costs were higher overall, the price variance in cost of goods sold for solid fertilizer products was positive due to the impact of higher production levels.

Expenses and Other Income

	Three Months Ended
	March 31

			Dollar	%
Dollars (millions)	2007	2006	Change	Change

Selling and administrative	$40.6	$30.8	$9.8	32
Provincial mining and other taxes	32.5	14.2	18.3	129
Foreign exchange loss (gain)	2.0	(2.4)	4.4	n/m
Other income	13.7	31.2	(17.5)	(56)
Interest expense	25.5	23.2	2.3	10
Income taxes	84.8	43.4	41.4	95
n/m = not meaningful

Selling and administrative expenses increased as higher expenses associated with certain of our performance-based compensation plans (which are linked in part to the company’s share price performance) and higher stock option expense (as costs associated with both the 2005 and 2006 Performance Option Plans were recognized during first-quarter 2007 compared to only the 2005 Performance Option Plan during first-quarter 2006) were recognized during the first three months of 2007.

Provincial mining and other taxes increased principally due to higher potash sales volumes impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component was three times more in first-quarter 2007 compared to the same period in 2006 as a result of two factors. First, Saskatchewan-produced potash sales volumes increased almost 80 percent. Second, the profits tax component, which is calculated on a per tonne basis, was reduced in 2006 by high capital expenditures (which are grossed up by 20 percent for profits tax purposes) as the company brought back idled potash capacity. Because budgeted annual expenditures are included in the potash production tax calculation throughout the year, the per-tonne impact of the higher annual expenditures reduced 2006 first-quarter potash production tax more significantly than for the first quarter of 2007. The 57-percent increase in corporate capital tax expense quarter over quarter resulted from higher potash sales revenues, which was partially offset by changes enacted by the Province of Saskatchewan during the second quarter of 2006 to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over the next three years, with a 0.3 percentage point reduction effective July 1, 2006.

The impact of a stronger Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Consolidated Statement of Financial Position, partially offset by gains realized on treasury activity, contributed to a foreign exchange loss of $2.0 million during the first three months of 2007. The Canadian dollar was flat against the US dollar over the first three months of 2006; foreign currency risk management activities contributed to a foreign exchange gain of $2.4 million during that period.

Other income declined $17.5 million as dividend income of $9.1 million from the company’s investment in ICL was recognized in the first quarter of 2006, while the dividend declared in 2007 (of which our share is expected to approximate $28 million) will not be recognized until the second quarter. Further, a litigation settlement during the first quarter of 2006 was not repeated in the first quarter of 2007. The decrease was partially offset by a slightly higher share of earnings from equity investees during the first three months of 2007 as our investments in Arab Potash Company Ltd. (“APC”) and Sociedad Quimica y Minera de Chile S.A. (“SQM”) together contributed $13.0 million to our overall performance in the quarter compared to $12.4 million in the first quarter of 2006.

Including the current portion, weighted average long-term debt outstanding in the first quarter of 2007 was $1,757.5 million (2006 — $1,258.7 million) with a weighted average interest rate of 6.7 percent (2006 — 7.0 percent). The weighted average interest rate on short-term debt outstanding in the first quarter of 2007 was 5.5 percent (2006 — 4.7 percent) and the weighted average short-term debt outstanding was $111.7 million (2006 — $428.9 million). The interest expense category increased $2.3 million during the first quarter of 2007 compared to the same period in 2006 as the higher average balance of long-term debt outstanding increased interest expense by $8.0 million, though this was partially offset by the lower balance of short-term debt outstanding during the same period that reduced the balance by $4.9 million.

The company’s consolidated reported income tax rate for the three months ended March 31, 2007 was approximately 30 percent (2006 — 26 percent). The change in the consolidated reported income tax rate was due to the following:

•	The consolidated effective income tax rate for the three months ended March 31, 2007 was 30 percent compared to 33 percent for the three months ended March 31, 2006. The change was primarily attributable to lower Canadian income tax rates partially offset by a higher percentage of consolidated income earned in the higher-tax jurisdictions during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. A scheduled 2 percentage point reduction in the Canadian federal income tax rate applicable to resource companies became effective at the beginning of 2007. In addition, during second-quarter 2006, the Province of Saskatchewan reduced the corporation income tax rate 3 percentage points to 14 percent effective July 1, 2006 with further 1 percentage point reductions scheduled for July 1, 2007 and July 1, 2008.

•	Income tax refunds totaling $12.3 million for the 2002-2004 taxation years were recorded during the three months ended March 31, 2006 relating to a Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.

For the first three months of 2007, 70 percent of the effective rate pertained to current income taxes and 30 percent related to future income taxes. The decrease in the current tax provision from 75 percent in the same period last year (exclusive of the income tax refunds received) is largely due to the increase in nitrogen and phosphate operating income in the US, a jurisdiction where, as of December 31, 2006, we had income tax loss carryforwards of approximately $372.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

The following aggregated information about our contractual obligations and other commitments aims to provide insight into our short- and long-term liquidity and capital resource requirements. The information presented in the tables below does not include obligations that have original maturities of less than one year or planned capital expenditures.

Contractual Obligations and Other Commitments

	Payments Due By Period as of March 31, 2007
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt	$1,757.3	$400.2	$0.5	$605.7	$750.9
Estimated interest payments on long-term debt	1,235.1	111.0	193.5	170.2	760.4
Operating leases	643.2	81.0	151.9	128.9	281.4
Purchase obligations	790.5	134.9	194.5	138.8	322.3
Other commitments	72.8	21.7	24.4	8.5	18.2
Other long-term liabilities	1,158.6	36.6	75.1	60.8	986.1

Total	$5,657.5	$785.4	$639.9	$1,112.9	$3,119.3

	Payments Due By Period as of December 31, 2006(1)
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years(1)

Long-term debt	$1,757.5	$400.4	$0.5	$600.7	$755.9
Estimated interest payments on long-term debt(1)	1,198.8	102.8	177.2	153.8	765.0
Operating leases	646.7	79.3	145.0	130.4	292.0
Purchase obligations	831.1	143.0	208.8	140.5	338.8
Other commitments	74.2	21.5	24.1	10.0	18.6
Other long-term liabilities	953.1	33.7	76.7	60.8	781.9

Total(1)	$5,461.4	$780.7	$632.3	$1,096.2	$2,952.2

(1) Revised from the Contractual Obligations and Other Commitments table included in our 2006 financial review annual report to adjust estimated interest payments on long-term debt for the period over 5 years and in total.

The following discussion relates to contractual obligations and other commitments as of March 31, 2007.

Long-term Debt

Long-term debt consists of $1,750.0 million of notes payable that were issued under US shelf registration statements, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the consolidated financial statements in our 2006 financial review annual report) and other commitments of $1.4 million payable over the next 5 years.

The notes payable represent over 99 percent of our total long-term debt portfolio and are unsecured. Of the notes outstanding, $400.0 million bear interest at 7.125 percent and mature in 2007, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. There are no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at March 31, 2007.

The estimated interest payments on long-term debt in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at March 31, 2007.

Operating Leases

We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2022.

The most significant operating leases consist of three items. The first is our lease of railcars, which extends to approximately 2022. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2019; the others terminate in 2016.

Purchase Obligations

We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and certain prices are based on market rates at the time of delivery. The commitments included in the table above are based on contract prices.

We have entered into long-term natural gas contracts with the National Gas Company of Trinidad and Tobago Limited, the latest of which expires in 2018. The contracts provide for prices that vary primarily with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the table above are based on floor prices and minimum purchase quantities.

We also have long-term agreements for the purchase of phosphate rock used at our Geismar facility. The commitments included in the table above are based on the expected purchase quantity and current net base prices.

Other Commitments

Other operating commitments consist principally of amounts relating to various rail freight contracts, the latest of which expires in 2010, and mineral lease commitments, the latest of which expires in 2028.

Other Long-term Liabilities

Other long-term liabilities consist primarily of net accrued pension and other post-retirement benefits, future income taxes, environmental costs and asset retirement obligations.

Future income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the company. Since it is impractical to determine whether there will be a cash impact in any particular year, all long-term future income tax liabilities have been reflected in the “over 5 years” category in the table above.

Capital Expenditures

During 2007, we expect to incur capital expenditures, including capitalized interest, of approximately $410 million for opportunity capital and approximately $165 million to sustain operations at existing levels. The most significant single project relates to bringing back idled potash capacity of 1.5 million tonnes at our Lanigan, Saskatchewan operation, including the mill refurbishment and expansion of surface, hoisting and underground facilities. This project, for which we expect to spend $170 million, plus capitalized interest, in 2007, is scheduled to be completed in the second quarter of 2008.

We also intend, pending regulatory approvals, to bring back 360,000 tonnes of previously idled potash capacity at our Patience Lake, Saskatchewan solution mine, which is forecast to produce 240,000 tonnes in 2007.

Approximately $92 million, plus capitalized interest, will be invested in the construction of approximately 20 additional injection wells and pumping and piping systems, with $20 million of that expected to be spent in 2007. This project is estimated to take 18 months to complete.

As well, we will begin a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 1.2 million tonnes from 2006 levels, increasing capacity at Cory to 2.0 million tonnes. The project will cost approximately $775 million, plus capitalized interest, including $70 million for 750,000 tonnes of new compaction capacity. We expect to spend $36 million, plus capitalized interest, in 2007. Work is scheduled to begin in May, 2007 and will take 36 months to complete.

In the phosphate division, we plan to build three additional silicon tetrafluoride manufacturing plants at our Aurora, North Carolina facility. The total cost of this project is expected to approximate $107 million, plus capitalized interest, with $100 million of that projected to be spent in 2007.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed Consolidated Statements of Cash Flow, are summarized in the following table:

		Three Months Ended
		March 31

			$	%
Dollars (millions)	2007	2006	Change	Change

Cash provided by (used in) operating activities	$319.6	$(12.5)	$332.1	n/m
Cash used in investing activities	(120.2)	(248.8)	128.6	(52)
Cash (used in) provided by financing activities	(70.6)	340.1	(410.7)	n/m
n/m = not meaningful

The following table presents summarized working capital information as at March 31, 2007 compared to December 31, 2006:

	March 31,	December 31,	%
Dollars (millions) except ratio amounts	2007	2006	Change

Current assets	$1,561.0	$1,310.2	19
Current liabilities	$(1,106.7)	$(1,103.5)	-
Working capital	$454.3	$206.7	120
Current ratio	1.41	1.19	18

Our liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our line of credit and commercial paper program, long-term debt issued under our US shelf registration statements, and long-term debt drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, and interest and principal payments on our debt securities.

Cash provided by operating activities increased $332.1 million quarter over quarter, largely attributable to $72.5-million higher net income and a $238.5-million increase in cash flow from changes in non-cash operating working capital. The change in non-cash operating working capital was significantly influenced by a $356.5 million increase in cash flow from accounts payable and accrued charges which provided cash inflow of $109.4 million in the first three months of 2007 compared to outflow of $247.1 million during the same period of 2006. During the three months ended March 31, 2007, accounts payable and accrued charges increased as: (1) taxes payable increased with higher potash operating income and no payments required on 2006 Canadian income taxes due to making Canadian installments for 2006 based on expectations higher than actual results; (2) hedge margin deposits increased due to higher natural gas prices; and (3) customer prepayments increased to secure supply prior to announced price increases becoming effective. This compares to the first three months of 2006 when a decline in accounts payable and accrued charges resulted from (1) reductions in income tax payable because of paying 2005 Canadian income taxes due in first-quarter 2006 and making Canadian installments for 2006 based on expectations higher than actual results; (2) a decline in hedging margin deposits due to falling gas prices; and (3) payments of incentive compensation accruals related to the company’s performance unit incentive plan (which is evaluated on a three-year cycle and paid every three years). The inflow was partially offset by a $114.1-million decline in cash flow from accounts receivable, which increased in the first three months of 2007 due to strong sales late in the quarter compared to a reduction in the first three months of 2006 when potash customers were delaying purchasing.

Cash used in investing activities declined $128.6 million quarter over quarter. The most significant cash outlays during the first three months of 2007 and 2006 included:

•	During the first three months of 2007, $9.7 million was paid to settle outstanding amounts related to the December 2006 purchase of additional shares in SQM. During the first three months of 2006, the company acquired an additional 10-percent interest in the ordinary shares of Sinofert for cash consideration of $126.3 million, which was financed by short-term debt.

•	The company spent $109.0 million on additions to property, plant and equipment in first-quarter 2007, $11.0 million lower than the $120.0 million spent during the same three-month period last year largely due to major capital expansion projects in potash which were nearing completion during first-quarter 2007. Approximately 60 percent (2006 — 50 percent) of our consolidated capital expenditures for the period related to the potash segment.

Cash used in financing activities was $70.6 million during the first three months of 2007, an increase of $410.7 million compared to the $340.1 million provided by financing activities during the same period in 2006. During first-quarter 2006, proceeds of $352.7 million were received from short-term debt to finance the purchase of additional shares in Sinofert, additions to property, plant and equipment and for use in operating activities. During the first quarter of 2007, $61.8 million of short-term debt was repaid from cash provided by operating activities.

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2007, exclusive of any possible acquisitions, as was the case in 2006. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Principal Debt Instruments

	March 31, 2007

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$-	$96.1	$653.9
Line of credit	75.0	-	17.6	57.4
Commercial paper	750.0	96.1	-	653.9
US shelf registrations	2,000.0	1,750.0	-	250.0

PotashCorp has a $750.0-million syndicated credit facility, renewed in September 2005 for a five-year term and extended in September 2006 for one additional year, which provides for unsecured advances. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of March 31, 2007. The line of credit is renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.55:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Noncompliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at March 31, 2007.

The commercial paper market is a source of “same day” cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates we pay are partly based on the quality of our credit ratings, which are all investment grade. Our credit rating, as measured by Standard & Poor’s senior debt ratings and Moody’s senior debt ratings, remained unchanged from December 31, 2006 at BBB+ with a stable outlook and Baa1 with a stable outlook, respectively.

We also have a US shelf registration statement under which we may issue up to an additional $250.0 million in unsecured debt securities.

For the first quarter of 2007, our weighted average cost of capital was 9.79 percent (2006 — 8.65 percent), of which 92 percent represented equity (2006 — 84 percent). Our weighted average interest rate on debt increased due to the issuance of 30-year bonds during December 2006 and a lower tax rate. Our cost of equity increased as the March 31, 2007 share price was 82 percent higher than March 31, 2006. Despite the increase in bond debt outstanding as of March 31, 2007 compared to March 31, 2006, the percent representing equity increased due to the impact of more shares outstanding at a higher share price as of March 31, 2007 compared to the balances at March 31, 2006.

Outstanding Share Data

The company had 105,065,022 common shares issued and outstanding at March 31, 2007, compared to 104,801,049 common shares issued and outstanding at December 31, 2006. During the first quarter of 2007, the company issued 263,973 common shares pursuant to the exercise of stock options and our dividend reinvestment plan. At March 31, 2007, there were 4,503,248 options to purchase common shares outstanding under the company’s four stock option plans, as compared to 4,768,548 at December 31, 2006.

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

Guarantee Contracts

In the normal course of operations, we provide indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay to counterparties. Historically, we have not made any significant payments under such indemnifications and no amounts have been accrued in our consolidated financial statements with respect to these guarantees (apart from any appropriate accruals relating to the underlying potential liabilities).

Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. We would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2007, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $410.0 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At March 31, 2007, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and we had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million and cash margins held of approximately $41.5 million to maintain derivatives.

We have guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and Geismar, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The company has met these financial assurance responsibilities as of March 31, 2007. Costs associated with the retirement of long-lived tangible assets are included in the accrued costs reflected in our consolidated financial statements to the extent that a legal liability to retire such assets exists.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. The Minister of Environment for Saskatchewan provisionally approved the plans in July 2000. In July 2001, a Cdn $2.0 million irrevocable Letter of Credit was posted. We submitted a revised plan when it was due in 2006 and are awaiting a response from the province. The company is unable to predict, at this time, the outcome of the ongoing review of the plans or the timing of implementation and structure of any financial assurance requirements.

During the period, the company entered into various other commercial letters of credit in the normal course of operations.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

Derivative Instruments

We use derivative financial instruments to manage exposure to commodity price, interest rate and foreign exchange rate fluctuations. We may choose to enter into certain derivative transactions that may not qualify for hedge accounting treatment under Canadian GAAP, but nonetheless economically hedge certain aspects of our business strategies. These economic hedges are recorded at fair value on our Consolidated Statements of Financial Position and marked-to-market each reporting period. In previous periods, any derivative transactions that were specifically designated (and qualify) for hedge accounting under Canadian GAAP were considered to be off-balance sheet items since they were not recorded at fair value. Effective January 1, 2007, all derivative instruments are recorded on the Consolidated Statements of Financial Position at fair value and marked-to-market each reporting period, except for certain non-financial derivatives that have qualified for and for which we have documented a normal purchase or normal sale exception in accordance with the accounting standards.

Long-term Fixed Price Contracts

Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.

QUARTERLY FINANCIAL HIGHLIGHTS

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
Dollars (millions) except per-share amounts	2007	2006	2006	2006	2006	2005	2005	2005
Sales	$1,154.7	$1,022.9	$953.5	$928.7	$861.6	$930.5	$938.0	$1,057.3
Gross margin	369.7	299.3	245.8	253.4	203.5	242.2	279.5	344.8
Net income	198.0	186.0	145.2	175.1	125.5	117.1	130.3	164.2
Net income per share - basic	1.89	1.78	1.40	1.69	1.21	1.11	1.20	1.50
Net income per share - diluted	1.85	1.74	1.37	1.65	1.19	1.09	1.17	1.46

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2007 were $144.2 million (2006 — $73.4 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 15 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2006 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first three months of 2007.

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

RECENT ACCOUNTING CHANGES

Changes in Accounting Policies

Canada

Comprehensive Income, Equity, Financial Instruments and Hedges

In January 2005, the CICA issued new guidance relating to comprehensive income, equity, financial instruments and hedges. Under the new standards: (1) a new location for recognizing certain gains and losses – other comprehensive income – has been introduced, providing for certain gains and losses arising from changes in fair value to be temporarily recorded outside the income statement, but in a transparent manner; (2) existing requirements for hedge accounting are extended; and (3) all financial instruments, including derivatives, are to be included on a company’s balance sheet and measured (in some cases) at fair value. The guidance was effective for the first quarter of 2007. These standards were applied prospectively, resulting in adjustments as of January 1, 2007 as described and quantified in Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Accounting Changes

In July 2006, the CICA revised guidance on treatment of accounting changes. The revised standards require that: (1) voluntary changes in accounting policy are made only if they result in the financial statements providing reliable and more relevant information; (2) changes in accounting policy are generally applied retrospectively; and (3) prior period errors are corrected retrospectively. This guidance was effective January 1, 2007 and did not have a material impact on our consolidated financial statements.

Stripping Costs Incurred in the Production Phase of a Mining Operation

In March 2006, the CICA reached a conclusion on accounting for stripping costs, concluding that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of EIC-160, effective January 1, 2007, resulted in a decrease in inventory of $21.1 million, a decrease in other assets of $7.4 million and an increase in property, plant and equipment of $28.5 million.

United States

Uncertainty in Income Taxes

In July 2006, the US standard setters issued guidance on accounting for uncertainty in income taxes, prescribing a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that it has taken or expects to take on a tax return. The evaluation of tax positions will be a two-step process, whereby: (1) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The guidance was effective for the first quarter of 2007, resulting in adjustments as of January 1, 2007 as described and quantified in Note 15 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Canada

Variable Interest Entities — Clarification

The US and Canadian standard setters issued guidance in April and September 2006, respectively, providing additional clarification on how to analyze and consolidate a variable interest entity (“VIE”). The guidance concludes that the “by-design” approach should be used to assess variability (that is created by the risks it is designed to create and pass along to its interest holders) when applying the VIE standards. The “by-design” approach focuses on the substance of the risks created over the form of the relationship. The guidance is applied to all entities (including newly created entities) with which an enterprise first becomes involved, and to all entities previously required to be analyzed as variable interest entities when a reconsideration event has occurred, effective January 1, 2007. The implementation of this guidance did not have a material impact on our consolidated financial statements.

Capital Disclosures

In December 2006, the CICA issued Section 1535, “Capital Disclosures”. This Section establishes standards for disclosing information about an entity’s capital and how it is managed. This Section is effective for the first quarter of 2008, and is not expected to have a material impact on the company’s consolidated financial statements.

Financial Instruments

Effective January 1, 2007, the company adopted CICA Section 3861, “Financial Instruments — Disclosure and Presentation”, which requires entities to provide disclosures in their financial statements that enable users to evaluate: (1) the significance of financial instruments for the entity’s financial position and performance; and (2) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The applicable disclosures required under this standard are included in Notes 3 and 4 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

In March 2007, the CICA issued Section 3862, “Financial Instruments — Disclosures” which replaces Section 3861 and provides expanded disclosure requirements that provide additional detail by financial asset and liability categories. The CICA also issued Section 3863, “Financial Instruments — Presentation” to enhance financial statement users’ understanding of the significance of financial instruments to an entity’s financial position, performance and cash flows. This Section establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and the circumstances in which financial assets and financial liabilities are offset. These Sections are effective for the first quarter of 2008, and are not expected to have a material impact on the company’s consolidated financial statements.

United States

Variable Interest Entities — Clarification

As noted above, the US standard setters issued guidance in April 2006 that is effective January 1, 2007. The implementation of this guidance did not have a material impact on our consolidated financial statements.

Planned Major Maintenance Activities

In September 2006, the US standard setters issued guidance on accounting for planned major maintenance activities that prohibits use of the accrue-in-advance method of accounting. The guidance is effective for the first quarter of 2007, and did not have a material impact on our consolidated financial statements.

Fair Value Measurement

In September 2006, the US standard setters issued a framework for measuring fair value which is effective for the first quarter of 2008. We are reviewing the guidance to determine the potential impact, if any, on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the US standard setters issued guidance that permits entities to choose to measure many financial instruments and certain other items at fair value, providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without the need to apply hedge accounting provisions. The company is currently reviewing the guidance, which is effective for the first quarter of 2008, to determine the potential impact, if any, on its consolidated financial statements.

RISK MANAGEMENT

Effective planning and execution of our strategy requires detailed analysis of associated risks and management of those risks to prevent loss. PotashCorp has adopted a risk management framework which identifies potential events that could have adverse effects. We then manage those risk events to provide reasonable assurance that they will not prevent us from achieving our goals and objectives – the road maps for successful execution of our strategy. We assess risks by identifying, measuring and prioritizing them, based on their estimated likelihood of frequency and severity of consequence. Through mitigation responses, we accept, control, share or transfer, diversify or avoid each risk. Thereafter, we monitor and regularly report on risks and their mitigation activities.

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

Risks are plotted on a matrix which recognizes that the inherent risks to the company can be reduced by lowering either the expected frequency or the severity of the consequences. These mitigation activities result in reduced or residual risk levels. Management identifies the most significant residual risks to our strategy and reports to the Board on the mitigation plans to manage them.

The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. The Company’s Risk Management Process is continuous and ongoing. A discussion of enterprise-wide risk management can be found on pages 21 to 22 of our 2006 financial review annual report. Risks reported as Major in the financial review annual report include the risks particular to underground mines, including the presence of water-bearing strata in many underground mines around the world, which carries the risk of water inflow. While we are successfully managing water inflows at our New Brunswick operation, the inflow levels increased during the past several months. As a result, the company is actively investigating alternative remediation activities. An ongoing water inflow is also being managed at Esterhazy, where we have a 25-percent interest, and our other conventional mines are currently dry. The company continues to classify this risk as Major and there have been no other significant changes to management’s assessments during the first three months of 2007.

OUTLOOK

Many of the conditions that drive growth in the fertilizer industry are becoming entrenched, including the increasing demand for crops used in food, animal feed, fiber and fuels. The United Nations recently raised its estimate of global population to 9.2 billion by 2050 – representing growth of 40 percent in just over 40 years. Most of this increase is expected in developing countries, where people are benefiting from strong economic growth and are able to purchase more and better food. The challenge comes from a decline in the land available on a per-capita basis for agricultural production, making maximization of crop yields crucial. Added to this are concerns over the world’s oil supply and the environment that have sparked a surge of interest in biofuels, raising the competition for crops and the prices paid for them.

China, India and other Southeast Asian countries need assistance in meeting their demand for grains and oil-producing crops. Even as these countries work to maximize domestic crop production, they are still expected to import larger volumes of crop commodities, leading to higher prices.

Global potash supply/demand fundamentals are extremely tight. Due to the combination of strong potash demand in the US – where the spring season got off to a good start in the south and saw only slight weather-related delays in the Midwest – and offshore market growth, we now expect world potash demand to increase by 12-16 percent in 2007. Volumes to Brazil have rebounded and could approach the 2004 record of 6.4 million tonnes at prices that could be at least $75 per tonne higher than last year. China is expected to import more than 8 million tonnes, while India is likely to have a significant presence in the potash market in the second half in order to balance its increasing urea and phosphate fertilizer applications. Strong demand from other Southeast Asian countries is expected to continue. Canpotex announced a $35-per-tonne price increase there in early April, the third increase this year. US potash demand could be as much as 20 percent higher than in calendar year 2006.

Strong nitrogen fertilizer demand is also expected to continue. High global prices for natural gas and ocean transportation and delayed purchasing decisions contributed to reduced nitrogen imports to the US, our primary market for this nutrient. While we expect normal seasonal fluctuations in gas and product pricing after the 2007 spring season, they could be short-lived as preparation for the fall season approaches. Rising construction costs around the world have also led to the delay or abandonment of greenfield nitrogen projects and, as a result, supply/demand fundamentals should remain tight for the foreseeable future.

These market conditions are positive for our operations in Trinidad and the US. We now expect our nitrogen gross margin to be about $100 million higher than our previous expectations. We expect to recognize roughly $40 million of hedging gains through the remainder of 2007 as product related to the gas being hedged is sold.

Phosphate, especially the solid fertilizer DAP, has recovered strongly after an eight-year lag. High demand has created shortages in some US growing regions and Tampa spot DAP prices have risen from the mid-$200 range to more than $430 per tonne since the beginning of the year. Only a portion of the benefit of these rapid price increases was realized in the quarter, and higher average prices are expected as new sales are booked. We sold 1.6 million tonnes of solid fertilizers in 2006, so this price turnaround significantly increases our earnings potential in phosphate. Demand for liquid fertilizer and feed is also expected to remain strong. These products have considerable upside as producers direct a greater percentage of phosphoric acid to DAP and MAP production, tightening liquid fertilizer and feed supply. In this environment, we expect our phosphate segment gross margin to be at least $100 million higher than we previously forecast.

In anticipation of expected long-term growth in potash consumption, in March we announced plans to return 360,000 tonnes of idled capacity to production at our Patience Lake division over the next 18 months. As a result, our 2007 capital expenditures, including capitalized interest, are expected to be approximately $450 million, of which $165 million will relate to sustaining capital. Our expected consolidated effective income tax rate continues to be 30 percent through 2007, with the current/future split expected to be 70/30 subject to sources of income. Provincial mining and other taxes are forecast to approximate 17 percent of total potash gross margin in the year.

In light of the favorable market conditions for all our fertilizer products, our range for full-year net income, based on a $1.12 Canadian dollar, has been increased from $6.25 – $7.25 per share to $7.50 – $8.50 per share. At the same Canadian/US dollar exchange rate, we expect second-quarter net income per diluted share to be in the range of $2.00 – $2.50. In the current trading range of the Canadian dollar relative to the US dollar, each one cent change in the Canadian dollar will typically have an impact of approximately $4.0 million on the foreign exchange line, or $0.03 per share on an after-tax basis, although this is primarily a non-cash item.

On May 2, 2007, the Board of Directors approved a three-for-one stock split of the company’s outstanding common shares. The three-for-one stock split will take the form of a stock dividend, which will be payable on May 29. 2007 to common shareholders of record at the close of business on May 22, 2007. Additionally, the Board of Directors approved the doubling of our quarterly cash dividend and declared a quarterly cash dividend of US$0.10 per common share (on a post split basis) payable August 10, 2007 to shareholders of record on July 20, 2007.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after March 31, 2007, are forward-looking statements subject to risks and uncertainties. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this release, including foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities. While the company considers these factors and assumptions to be reasonable, based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; and government policy changes. Additional risks and uncertainties can be found in our 2006 financial review annual report and in filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this quarterly report on 10-Q and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In the case of guidance, should subsequent events show that the forward-looking statements released herein may be materially off-target, the company will evaluate whether to issue and, if appropriate following such review, issue a news release updating guidance or explaining reasons for the difference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices, interest rates and foreign exchange rates. A discussion of enterprise-wide risk management can be found in our 2006 financial review annual report, pages 21 to 22.

Commodity Risk

Our natural gas purchase strategy is based on diversification of price for our total gas requirements (which represent the forecast consumption of natural gas volumes by our manufacturing and mining facilities). The objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk.

Our US nitrogen results are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) to hedge the future cost of anticipated natural gas purchases, primarily for our US nitrogen plants. By policy, the maximum period for these hedges cannot exceed 10 years. Exceptions to policy may be made with the specific approval of our Gas Policy Advisory Committee. These derivatives are employed for the purpose of managing our exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas.

A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices where available or prices provided by other external sources. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of March 31, 2007, our estimated derivative commodity instruments’ market risk exposure was $32.8 million (2006 — $54.8 million), based on our natural gas hedging contracts fair-valued at $142.8 million (2006 — $208.1 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2007 through 2016, will generally relate to changes in the spot price of natural gas purchases.

Interest Rate Risk

We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.

As at March 31, 2007, our short-term debt (comprised of commercial paper) was $96.1 million, our current portion of long-term debt maturities was $400.2 million and our long-term portion of debt maturities was $1,357.1 million. Long-term debt maturities, including the current portion, are comprised primarily of $1,750.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At March 31, 2007 and 2006, we had no interest rate swap agreements outstanding.

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

Foreign Exchange Risk

We also enter into foreign currency forward contracts for the primary purpose of limiting exposure to exchange rate fluctuations relating to Canadian dollar operating and capital expenditures and capital expenditures denominated in currencies other than the US or Canadian dollar. These contracts are not designated as hedging instruments for accounting purposes. Gains or losses resulting from foreign exchange contracts are recognized in earnings in the period in which changes in fair value occur.

As at March 31, 2007, we had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $78.0 million (2006 — $116.0 million) at an average exchange rate of 1.1740 (2006 — 1.1636) per US dollar. The company had also entered into forward contracts to sell US dollars and receive euros in the notional amount of $2.9 million (2006 — $7.5 million) at an average exchange rate of 1.2412 (2006 — 1.2133) per euro, and to sell Canadian dollars and receive euros in the notional amount of Cdn $2.0 million (2006 — $4.1 million) at an average exchange rate of 1.4020 (2006 — 1.3961) per euro. Maturity dates for all forward contracts are within 2007.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The company’s 2007 Performance Option Plan (the “2007 Plan”) was adopted by the company’s Board of Directors on February 20, 2007 and approved by shareholders of the company on May 3, 2007. The 2007 Plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2009. A maximum aggregate of 1,000,000 common shares may be issued pursuant to stock options granted under the 2007 Plan. A copy of the 2007 Plan is attached as Exhibit 10(ee) to this Quarterly Report on Form 10-Q.

On May 3, 2007, the company’s Board of Directors approved the form of option agreement to be used in connection with grants of options under the 2007 Plan. Also on May 3, 2007, a total number of 576,850 options to purchase common shares of the company were granted under the 2007 Plan, at an exercise price per share of Cdn $208.45 for those options denominated in Canadian dollars and an exercise price per share of US$188.20 for those options denominated in US dollars. A copy of the form of option agreement is attached hereto as Exhibit 10(ee).

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended, incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 3, 2006 (the “2006 Form 10-K”).
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended, incorporated by reference to Exhibit 10(m) to the 2006 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the Form 10-K for the year ended December 31, 2004.
10(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10(s) to the 2006 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

Exhibit
Number	Description of Document

10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc., incorporated by reference to Exhibit 10(aa) to the 2006 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.
10(ff)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

May 7, 2007

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

May 7, 2007

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

Exhibit
Number	Description of Document

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended, incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 3, 2006 (the “2006 Form 10-K”).
10(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended, incorporated by reference to Exhibit 10(m) to the 2006 Form 10-K.
10(n)	Short-Term Incentive Plan of the registrant, effective January 2000, as amended March 10, 2005, incorporated by reference to Exhibit 10(x) to the Form 10-K for the year ended December 31, 2004.
10(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.

Exhibit
Number	Description of Document

10(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10(s) to the 2006 Form 10-K.
10(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc., incorporated by reference to Exhibit 10(aa) to the 2006 Form 10-K.
10(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.
10(ff)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.