Form 10-Q
period 2007-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2007-08-03
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10351

POTASH CORPORATION OF SASKATCHEWAN INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 — 1st Avenue South	S7K 7G3
Saskatoon, Saskatchewan, Canada	(Zip Code)
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

As at July 31, 2007, Potash Corporation of Saskatchewan Inc. had 315,899,818 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$449.7	$325.7
Accounts receivable	481.2	442.3
Inventories (Note 2)	469.0	501.3
Prepaid expenses and other current assets	40.4	40.9
Current portion of derivative instrument assets	44.0	-

	1,484.3	1,310.2

Derivative instrument assets	84.0	-
Property, plant and equipment	3,641.7	3,525.8
Investments (Note 3)	2,589.5	1,148.9
Other assets	82.0	105.8
Intangible assets	27.1	29.3
Goodwill	97.0	97.0

	$8,005.6	$6,217.0

Liabilities
Current liabilities
Short-term debt	$86.6	$157.9
Accounts payable and accrued charges	674.0	545.2
Current portion of long-term debt	0.2	400.4

	760.8	1,103.5

Long-term debt (Note 5)	1,337.4	1,357.1
Future income tax liability	893.1	632.1
Accrued pension and other post-retirement benefits	230.7	219.6
Accrued environmental costs and asset retirement obligations	112.0	110.3
Other non-current liabilities and deferred credits	2.6	14.1

	3,336.6	3,436.7

Contingencies and Guarantees (Notes 16 and 17, respectively)
Shareholders’ Equity
Share capital (Note 6)	1,451.9	1,431.6
Unlimited authorization of common shares without par value; issued and outstanding 315,879,318 and 314,403,147 at June 30, 2007 and December 31, 2006, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	91.3	62.3
Accumulated other comprehensive income (Note 7)	1,402.8	-
Retained earnings	1,723.0	1,286.4

	4,669.0	2,780.3

	$8,005.6	$6,217.0

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Sales (Note 10)	$1,353.1	$928.7	$2,507.8	$1,790.3
Less: Freight	92.3	62.3	174.2	117.2
Transportation and distribution	32.6	35.8	63.6	67.0
Cost of goods sold	726.8	577.2	1,398.9	1,149.2

Gross Margin	501.4	253.4	871.1	456.9

Selling and administrative	73.5	47.9	114.1	78.7
Provincial mining and other taxes	34.6	14.5	67.1	28.7
Foreign exchange loss	39.5	16.3	41.5	13.9
Other income (Note 13)	(68.5)	(20.0)	(82.2)	(51.2)

	79.1	58.7	140.5	70.1

Operating Income	422.3	194.7	730.6	386.8
Interest Expense (Note 14)	20.8	20.7	46.3	43.9

Income Before Income Taxes	401.5	174.0	684.3	342.9
Income Taxes (Note 8)	115.8	(1.1)	200.6	42.3

Net Income	$285.7	$175.1	483.7	300.6

Retained Earnings, Beginning of Period			1,286.4	716.9
Change in Accounting Policy (Note 1)			0.2	-
Dividends			(47.3)	(30.9)

Retained Earnings, End of Period			$1,723.0	$986.6

Net Income Per Share (Note 9)
Basic	$0.91	$0.56	$1.53	$0.97
Diluted	$0.88	$0.55	$1.50	$0.95

Dividends Per Share	$0.10	$0.05	$0.15	$0.10

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Operating Activities
Net income	$285.7	$175.1	$483.7	$300.6

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	74.1	60.4	146.8	119.2
Stock-based compensation	27.8	22.5	30.5	24.0
Loss on disposal of property, plant and equipment	5.5	-	5.4	0.3
Foreign exchange on future income tax	23.4	12.3	26.1	12.1
Provision for (recovery of) future income tax	41.8	(27.8)	67.2	(13.9)
Undistributed earnings of equity investees	11.1	13.9	(1.9)	1.5
Unrealized loss (gain) on derivative instruments	0.9	-	(5.4)	-
Other long-term liabilities	3.4	0.6	4.3	2.6

Subtotal of adjustments	188.0	81.9	273.0	145.8

Changes in non-cash operating working capital
Accounts receivable	11.1	(11.8)	(39.7)	51.5
Inventories	26.7	(10.4)	16.1	(1.5)
Prepaid expenses and other current assets	11.9	(6.7)	0.5	(33.7)
Accounts payable and accrued charges	2.7	(86.9)	112.1	(334.0)

Subtotal of changes in non-cash operating working capital	52.4	(115.8)	89.0	(317.7)

Cash provided by operating activities	526.1	141.2	845.7	128.7

Investing Activities
Additions to property, plant and equipment	(127.5)	(131.1)	(236.5)	(251.1)
Purchase of long-term investments	-	(3.7)	(9.7)	(130.0)
Proceeds from disposal of property, plant and equipment	1.0	0.2	1.3	2.2
Other assets and intangible assets	12.5	7.5	10.7	3.0

Cash used in investing activities	(114.0)	(127.1)	(234.2)	(375.9)

Cash before financing activities	412.1	14.1	611.5	(247.2)

Financing Activities
Repayment and issue costs of long-term debt obligations	(400.2)	(0.4)	(403.6)	(0.7)
(Repayment of) proceeds from short-term debt obligations	(9.5)	(48.4)	(71.3)	304.3
Dividends	(15.6)	(15.2)	(31.3)	(30.5)
Issuance of common shares	8.4	6.9	18.7	9.9

Cash (used in) provided by financing activities	(416.9)	(57.1)	(487.5)	283.0

(Decrease) Increase in Cash and Cash Equivalents	(4.8)	(43.0)	124.0	35.8
Cash and Cash Equivalents, Beginning of Period	454.5	172.7	325.7	93.9

Cash and Cash Equivalents, End of Period	$449.7	$129.7	$449.7	$129.7

Cash and cash equivalents comprised of:
Cash	$2.6	$17.1	$2.6	$17.1
Short-term investments	447.1	112.6	447.1	112.6

	$449.7	$129.7	$449.7	$129.7

Supplemental cash flow disclosure
Interest paid	$41.6	$33.8	$55.8	$50.1
Income taxes paid	$37.0	$82.5	$69.1	$224.5

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended
	June 30, 2007
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$401.5	$115.8	$285.7

Other comprehensive income
Increase in unrealized gains on available-for-sale securities(1)	318.2	21.3	296.9
Net gains (losses) on derivatives designated as cash flow hedges(2)	(4.2)	(1.2)	(3.0)
Reclassification to income of (gains) losses on cash flow hedges(2)	(14.1)	(4.3)	(9.8)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	0.3	-	0.3

Other comprehensive income	300.2	15.8	284.4

Comprehensive income	$701.7	$131.6	$570.1

	Six Months Ended
	June 30, 2007
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$684.3	$200.6	$483.7

Other comprehensive income
Increase in unrealized gains on available-for-sale securities(1)	563.2	34.0	529.2
Net gains (losses) on derivatives designated as cash flow hedges(2)	30.9	9.3	21.6
Reclassification to income of (gains) losses on cash flow hedges(2)	(31.3)	(9.4)	(21.9)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	4.9	-	4.9

Other comprehensive income	567.7	33.9	533.8

Comprehensive income	$1,252.0	$234.5	$1,017.5

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited

(2)	Natural gas derivative instruments

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2007
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 18. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2006 annual consolidated financial statements, except as described below.

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

Stripping Costs Incurred in the Production Phase of a Mining Operation

In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation” (“EIC-160”). EIC-160 discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. It concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of EIC-160, effective January 1, 2007, resulted in a decrease in inventory of $21.1, a decrease in other assets of $7.4 and an increase in property, plant and equipment of $28.5. The opening balance of these costs at January 1, 2007 was $28.5, additions during the six months ended June 30, 2007 were $11.9 and amortization was $9.5 for a balance at June 30, 2007 of $30.9. Costs are amortized on a unit-of-production basis over the ore mined from the mineable acreage stripped.

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

Financial Instruments

Effective January 1, 2007, the company adopted CICA Section 3861, “Financial Instruments — Disclosure and Presentation”, which requires entities to provide disclosures in their financial statements that enable users to evaluate: (1) the significance of financial instruments for the entity’s financial position and performance; and (2) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The applicable disclosures required under this standard are included in Notes 4, 5 and 14.

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

Inventories

In June 2007, the CICA issued Section 3031, “Inventories”, which replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards. This Section provides more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008, and is not expected to have a material impact on the company’s consolidated financial statements.

International Financial Reporting Standards

In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating International Financial Reporting Standards (“IFRS”) into Canadian GAAP”. This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting standards with IFRS. It is anticipated that the decision on the changeover date from current Canadian GAAP to IFRS will be made by March 31, 2008.

2.	Inventories

	June 30,	December 31,
	2007	2006

Finished products	$218.8	$237.1
Intermediate products	80.8	98.5
Raw materials	64.5	62.4
Materials and supplies	104.9	103.3

	$469.0	$501.3

3.	Investments

During July 2007, the company’s ownership interest in Sinofert was diluted from 20 percent to approximately 19 percent due to issuance of shares of Sinofert.

Also during July 2007, the company purchased an additional 1,011,062 shares of Sociedad Quimica y Minera de Chile S.A. (“SQM”) for cash consideration of $16.8. The company’s ownership interest in SQM remains at approximately 32 percent.

4.	Financial Instruments and Risk Management

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

The company enters into foreign currency forward contracts for the primary purpose of limiting exposure to exchange rate fluctuations relating to Canadian dollar expenditures and expenditures denominated in currencies other than the US or Canadian dollar. These contracts are not designated as hedging instruments for accounting purposes. Accordingly, they are marked-to-market and carried at fair value as assets or liabilities, as appropriate, with changes in fair value recognized through foreign exchange gain or loss in earnings.

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

The notional amounts of the company’s derivative financial instruments described below represent the amount to which a rate or price is applied in order to calculate the amount of cash that must be exchanged under the contract. These notional amounts do not represent assets or liabilities and therefore are not reflected in the Consolidated Statements of Financial Position.

The company manages interest rate exposures by using a diversified portfolio of fixed and floating rate instruments. Its sensitivity to fluctuations in interest rates is substantially limited to certain of its cash and cash equivalents, short-term debt and long-term debt. Generally, cash and cash equivalents and short-term debt are exposed to cash flow risk as these are typically floating rate instruments and long-term debt is subject to price risk as these borrowings are generally at fixed rates. The company has terminated interest rate swaps in prior periods. Hedge accounting on all terminated interest rate swap contracts was discontinued prospectively. The associated gains are being amortized over the remaining term of the related debt as a reduction to interest expense. No interest rate swap contracts were outstanding as at June 30, 2007.

The company uses derivative financial instruments to hedge the future cost of the anticipated natural gas purchases for its US nitrogen and phosphate plants. Under these arrangements, the company receives or makes payments based on the differential between a specified price and the actual spot price of natural gas. The company has certain available lines of credit that are used to reduce cash margin requirements to maintain the derivatives. At June 30, 2007, the company had collected cash margin requirements of $36.5, which were included in accounts payable and accrued charges.

As at June 30, 2007, the company had derivatives qualifying for hedge accounting in the form of futures and swaps which represented a notional amount of 51.6 million MMBtu with maturities in 2007 through 2016. For the three and six months ended June 30, 2007, respectively, gains of $15.1 and $30.1 were recognized in cost of goods sold, excluding ineffectiveness resulting in a loss of $1.0 for the three months ended June 30, 2007 and a gain of $1.2 for the six months ended June 30, 2007. Of the deferred gains and losses at June 30, 2007, approximately $43.4 of net gains will be reclassified to cost of goods sold within the next 12 months. Current portion of derivative instrument assets and liabilities represents unrealized gains and losses with settlement dates in the next 12 months.

As at June 30, 2007, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $103.0 at an average exchange rate of 1.0690 per US dollar. The company had also entered into forward contracts to sell US dollars and receive euros in the notional amount of $1.8 at an average exchange rate of 1.2440 per euro, and to sell Canadian dollars and receive euros in the notional amount of Cdn $1.0 at an average exchange rate of 1.4044 per euro. Maturity dates for all forward contracts are within 2007. The company recognized a gain of $0.2 for the six months ended June 30, 2007, including a loss of $1.0 for the three months ended June 30, 2007, in foreign exchange (gain) loss related to foreign currency forward contracts classified as held-for-trading. The fair value of these contracts at June 30, 2007, was a gain of $0.8.

The company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. It anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The major concentration of credit risk arises from the company’s receivables. A majority of its sales are in North America and are primarily for use in the agricultural industry. The company seeks to manage the credit risk relating to these sales through a credit management program. Internationally, the company’s products are sold primarily through two export associations whose accounts receivable are substantially insured or secured by letters of credit. At June 30, 2007, $90.7 of accounts receivable was due from Canpotex Limited (“Canpotex”).

Fair Value

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued charges is assumed to approximate carrying value. The effective interest rate on the company’s short-term debt at June 30, 2007 was 5.43%. The fair value of the company’s gas hedging contracts at June 30, 2007 approximated $125.2 (including a liability of $2.0 recorded in accounts payable and accrued charges) using discount rates between 5.32% and 5.68% depending on the settlement date. The fair value of the company’s notes payable at June 30, 2007 approximated $1,342.7 and reflects a current yield valuation based on observed market prices. The current yield on the notes payable ranges from 5.73% to 6.43%. The fair value of the company’s other long-term debt instruments approximated carrying value.

5.	Long-term Debt

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

Long-term debt is comprised of the following:

	June 30		December 31
	2007		2006

		Effective Interest
		Rate(1)

Notes Payable
7.125% notes payable June 15, 2007	$-	-	$400.0
7.750% notes payable May 31, 2011	600.0	7.65%	600.0
4.875% notes payable March 1, 2013	250.0	5.08%	250.0
5.875% notes payable December 1, 2036	500.0	6.11%	500.0
Other	7.1	7.70%	7.5

	1,357.1		1,757.5
Less: Net unamortized debt costs	(25.9)		-
Add: Unamortized swap gains	6.0		-

	1,337.2		1,757.5
Less: Current maturities	(0.2)		(400.4)
Add: Current portion of amortization	0.4		-

	$1,337.4		$1,357.1

(1)	The effective interest rate by instrument includes the impact of swap gains and debt costs.

6.	Share Capital

On May 2, 2007, the Board of Directors of PCS approved a three-for-one split of the company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on May 22, 2007. All equity-based benefit plans have been adjusted to reflect the stock split. In this Quarterly Report on Form 10-Q, all share and per-share data have been adjusted to reflect the stock split information on an adjusted basis, showing the impact of this split for the first quarter of 2007, and by quarter and total year for 2006 and 2005 is presented in the table below. Comparative results for second-quarter 2007 are also included.

Quarterly Data (Post Split Basis)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Basic net income per share
2007	$0.63	$0.91
2006	$0.40	$0.56	$0.47	$0.59	$2.03
2005	$0.39	$0.50	$0.40	$0.37	$1.67
Diluted net income per share
2007	$0.62	$0.88
2006	$0.40	$0.55	$0.46	$0.58	$1.98
2005	$0.38	$0.49	$0.39	$0.36	$1.63

Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

7.	Accumulated Other Comprehensive Income

The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

			Unrealized
		Net unrealized	foreign
	Unrealized	gains on	exchange gains	Total
	holding gains	derivatives	on self-	Accumulated
	on available-	designated as	sustaining	Other
	for-sale	cash flow	foreign	Comprehensive
	securities	hedges	operations	Income

Cumulative effect adjustment at January 1, 2007 (Note 1)	$789.6	$79.4	$-	$869.0
Increase (decrease) for the six months ended June 30, 2007	529.2	(0.3)	4.9	533.8

Accumulated other comprehensive income, June 30, 2007	$1,318.8	$79.1	$4.9	1,402.8

Retained Earnings, June 30, 2007				1,723.0

Accumulated other comprehensive income and retained earnings, June 30, 2007				$3,125.8

8.	Income Taxes

The company’s consolidated reported income tax rate for the three and six months ended June 30, 2007 was approximately 29 percent (2006 — negative 1 percent and 12 percent, respectively). For the three and six months ended June 30, 2007 and 2006, the consolidated effective income tax rate was 30 percent. Items to note include the following:

•	A scheduled 2-percentage point reduction in the Canadian federal income tax rate applicable to resource companies, effective at the beginning of 2007, was offset by a higher percentage of consolidated income earned in the higher-tax jurisdictions during the three and six months ended June 30, 2007, compared to the same periods in 2006.

•	During the second quarter of 2007 and 2006, the Government of Canada enacted changes to the federal corporate income tax rate. The rate is being reduced from 23 percent in 2006 to 18.5 percent by 2011. The federal corporate surtax will be reduced from the current 1.12 percent to nil in 2008 (a second-quarter 2006 enactment). These changes reduced the company’s future income tax liability by $4.7 in the second quarter of 2007 and $22.9 in the second quarter of 2006.

•	During the quarter ended June 30, 2006, the company reduced its consolidated effective income tax rate from 33 percent to 30 percent for the 2006 year. The $5.1 benefit of this change on prior periods, as applicable, was reflected during the quarter ended June 30, 2006. The change was primarily attributable to two factors. First, in addition to the federal changes noted above, the Province of Saskatchewan enacted changes to the corporate income tax, reducing the rate from 17 percent to 12 percent by 2009. These changes resulted in a $21.9 reduction in the company’s future income tax liability. Second, the company revised its estimated allocation of annual earnings before income taxes by jurisdiction as a result of a decrease in expected potash operating income in Canada.

•	Income tax refunds totaling $15.8 for the 2001-2004 taxation years were recorded during the six months ended June 30, 2006, $3.5 of which was recognized during the second quarter of 2006. The refunds related to a Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.

9.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2007 of 315,458,000 (2006 — 311,382,000). Basic net income per share for the year to date is calculated based on the weighted average shares issued and outstanding for the six months ended June 30, 2007 of 315,180,000 (2006 — 311,153,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2007 was 323,674,000 (2006 — 317,760,000) and for the six months ended June 30, 2007 was 323,139,000 (2006 — 317,637,000).

10.	Segment Information

The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$510.2	$481.2	$361.7	$-	$1,353.1
Freight	53.2	13.3	25.8	-	92.3
Transportation and distribution	12.6	12.6	7.4	-	32.6
Net sales — third party	444.4	455.3	328.5	-
Cost of goods sold	184.0	311.1	231.7	-	726.8
Gross margin	260.4	144.2	96.8	-	501.4
Depreciation and amortization	21.0	21.6	29.7	1.8	74.1
Inter-segment sales	-	26.1	1.0	-	-

	Three Months Ended June 30, 2006

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$296.4	$342.4	$289.9	$-	$928.7
Freight	32.8	9.1	20.4	-	62.3
Transportation and distribution	11.0	13.6	11.2	-	35.8
Net sales — third party	252.6	319.7	258.3	-
Cost of goods sold	119.8	228.0	229.4	-	577.2
Gross margin	132.8	91.7	28.9	-	253.4
Depreciation and amortization	15.0	19.0	22.9	3.5	60.4
Inter-segment sales	0.8	28.5	2.4	-	-

	Six Months Ended June 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$890.7	$900.8	$716.3	$-	$2,507.8
Freight	96.7	24.6	52.9	-	174.2
Transportation and distribution	22.2	26.2	15.2	-	63.6
Net sales — third party	771.8	850.0	648.2	-
Cost of goods sold	337.2	574.5	487.2	-	1,398.9
Gross margin	434.6	275.5	161.0	-	871.1
Depreciation and amortization	38.9	43.3	59.3	5.3	146.8
Inter-segment sales	-	59.1	1.9	-	-

	Six Months Ended June 30, 2006

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$522.2	$674.3	$593.8	$-	$1,790.3
Freight	57.8	18.7	40.7	-	117.2
Transportation and distribution	18.4	26.9	21.7	-	67.0
Net sales — third party	446.0	628.7	531.4	-
Cost of goods sold	222.4	457.6	469.2	-	1,149.2
Gross margin	223.6	171.1	62.2	-	456.9
Depreciation and amortization	26.8	38.3	47.2	6.9	119.2
Inter-segment sales	4.8	60.4	4.6	-	-

11.	Stock-Based Compensation

On May 3, 2007, the company’s shareholders approved the 2007 Performance Option Plan under which the company may, after February 20, 2007 and before January 1, 2008, issue options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2007, options to purchase a total of 1,730,550 common shares have been granted under the plan. The weighted average fair value of options granted was $22.68 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	29%
Risk-free interest rate	4.48%
Expected life of options	6.4 years

12.	Pension and Other Post-Retirement Expenses

	Three Months		Six Months
	Ended June 30		Ended June 30
Defined Benefit Pension Plans	2007	2006	2007	2006

Service cost	$3.8	$3.6	$7.6	$7.2
Interest cost	9.1	8.4	18.2	16.8
Expected return on plan assets	(10.7)	(9.6)	(21.4)	(19.2)
Net amortization and change in valuation allowance	3.2	3.4	6.4	6.9

Net expense	$5.4	$5.8	$10.8	$11.7

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Post-Retirement Plans	2007	2006	2007	2006

Service cost	$1.5	$1.2	$2.9	$2.4
Interest cost	3.5	3.1	7.0	6.1
Net amortization	0.1	(0.1)	0.3	(0.2)

Net expense	$5.1	$4.2	$10.2	$8.3

For the three months ended June 30, 2007, the company contributed $8.6 to its defined benefit pension plans, $6.2 to its defined contribution pension plans and $2.1 to its other post-retirement plans. Contributions for the six months ended June 30, 2007 were $16.8 to its defined benefit pension plans, $12.8 to its defined contribution pension plans and $4.2 to its other post-retirement plans. Total 2007 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2006.

13.	Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006

Share of earnings of equity investees	$29.8	$16.0	$42.8	$28.4
Dividend income	38.7	3.0	38.7	12.1
Other	-	1.0	0.7	10.7

	$68.5	$20.0	$82.2	$51.2

14.	Interest Expense

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006

Interest expense on:
Short-term debt	$3.6	$9.5	$5.8	$16.6
Long-term debt	30.3	23.4	61.9	47.0
Interest capitalized to property, plant and equipment	(4.6)	(5.9)	(8.8)	(9.3)
Interest income	(8.5)	(6.3)	(12.6)	(10.4)

	$20.8	$20.7	$46.3	$43.9

15.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

16.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first six months of 2007 or 2006.

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

In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is nearing completion. In December 2006, the parties submitted the focused feasibility study to the USEPA and Florida Department of Environment for final review and comment. The USEPA proposed to accept the study, but no final determination has yet been made of the nature, timing or cost of remedial action that may be needed, nor to what extent costs incurred may be recoverable from third parties. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

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

PCS Phosphate, along with several other entities has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non joint and several basis, with the Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $20.0. We understand that removal activities will commence at the Site in 2007. We anticipate recovering some portion of our expenditures in this matter from other liable parties.

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. In September 2005 and December 2005, respectively, the USEPA notified the company of various alleged violations of the US Resource Conservation and Recovery Act at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar plant is in violation of these requirements. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

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

The company owns facilities which have been either permanently or indefinitely shut down. It expects to incur nominal annual expenditures for site security and other maintenance costs at certain of these facilities. Some of these facilities are being dismantled which includes the appropriate abatement and disposal of asbestos. Certain other shutdown-related costs may be incurred. Such costs would not be expected to have a material adverse effect on the company’s consolidated financial position or results of operations and would be recognized and recorded in the period in which they were incurred.

Certain of the company’s facilities have asbestos-containing materials which the company will be obligated to remove and dispose should the asbestos become friable (i.e., readily crumbled or powdered) or should the property be demolished. As of June 30, 2007, the company has not recognized a conditional asset retirement obligation in its interim condensed consolidated financial statements for certain locations where asbestos exists, because it does not have sufficient information to estimate the fair value of the obligation. As a result of the longevity of these facilities

(due in part to maintenance procedures) and the fact that the company does not have plans for major changes that would require the removal of this asbestos, the timing of the removal is indeterminable and the time over which the company may settle the obligation cannot be reasonably estimated as at June 30, 2007. The company would recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

17.	Guarantees

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2007, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $407.5. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2007, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $36.5 to maintain derivatives, which are included in accounts payable and accrued charges.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs Agricultural Chemicals, Inc. and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The company has met its financial assurance responsibilities as of June 30, 2007. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

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

18.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles

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

(e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at June 30, 2007 and 2006, the start-up costs deferred for Canadian GAAP were not material.

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

(j) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. Effective January 1, 2006, US GAAP requires that these liability awards be measured at fair value at each reporting period. As at June 30, 2007, the difference between Canadian and US GAAP was not significant. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes.

Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP stock options are recognized over the requisite service period which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder. For options granted under the PotashCorp 2006 Performance Option Plan, the service period commenced January 1, 2006 under Canadian GAAP and May 4, 2006 under US GAAP and for options granted under the PotashCorp 2007 Performance Option Plan, the service period commenced January 1, 2007 under Canadian GAAP and May 3, 2007 under US GAAP. This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.

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

(n) Income taxes related to uncertain income tax positions: US GAAP prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain income tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Canadian GAAP has no similar requirements related to uncertain income tax positions.

(o) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended June 30, 2007, income taxes paid under US GAAP were $37.0 (2006 — $86.0) and for the six months ended June 30, 2007, income taxes paid under US GAAP were $69.1 (2006 — $240.3).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006

Net income as reported — Canadian GAAP	$285.7	$175.1	$483.7	$300.6
Items increasing (decreasing) reported net income
Cash flow hedge ineffectiveness	-	0.2	-	0.6
Depreciation and amortization	2.1	2.1	4.2	4.2
Stock-based compensation	0.8	1.9	1.0	1.9
Stripping costs	(1.7)	0.7	(8.3)	2.2
Share of earnings of equity investees	(0.6)	0.5	(0.6)	0.5
Pension and other post-retirement benefits	0.7	-	1.4	-
Deferred income taxes related to the above adjustments	(9.5)	9.7	0.6	8.3
Income taxes related to US GAAP effective rate	(13.6)	-	(13.6)	-
Income taxes related to stock-based compensation	(4.7)	(3.6)	(8.0)	(4.4)
Income taxes related to uncertain income tax positions	(1.0)	-	(2.0)	-

Net income — US GAAP	$258.2	$186.6	$458.4	$313.9

Basic weighted average shares outstanding — US GAAP	315,458,000	311,382,000	315,180,000	311,153,000

Diluted weighted average shares outstanding — US GAAP	323,671,000	317,760,000	323,120,000	317,637,000

Basic net income per share — US GAAP	$0.82	$0.60	$1.45	$1.01

Diluted net income per share — US GAAP	$0.80	$0.59	$1.42	$0.99

	June 30,	December 31,
	2007	2006

Total assets as reported — Canadian GAAP	$8,005.6	$6,217.0
Items increasing (decreasing) reported total assets
Inventory	-	8.0
Available-for-sale securities (unrealized holding gain)	-	889.9
Fair value of derivative instruments	-	120.3
Property, plant and equipment	(105.5)	(109.7)
Exploration costs	(6.4)	(6.4)
Stripping costs	(30.1)	(21.8)
Deferred debt costs	-	(23.9)
Pension and other post-retirement benefits	0.1	6.7
Investment in equity investees	3.6	5.5
Income tax asset related to uncertain income tax positions	4.5	-
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$7,825.1	$7,038.9

	June 30,	December 31,
	2007	2006

Total shareholders’ equity as reported — Canadian GAAP	$4,669.0	$2,780.3
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Unrealized gains and losses on available-for-sale securities	-	792.0
Gains and losses on derivatives designated as cash flow hedges	-	79.4
Cumulative-effect adjustment in respect of uncertain tax positions	(1.2)	-
Pension and other post-retirement benefits	(113.8)	(117.9)
Share of accumulated other comprehensive income of equity investees	-	0.9
Foreign currency translation adjustment	(20.9)	(20.9)
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	65.8	61.6
Exploration costs	(6.4)	(6.4)
Stripping costs	(30.1)	2.6
Cash flow hedge ineffectiveness	-	0.4
Pension and other post-retirement benefits	17.5	16.1
Share of earnings of equity investees	3.6	4.2
Deferred income taxes relating to the above adjustments	32.9	24.0
Income taxes related to US GAAP effective rate	(13.6)	-
Income taxes related to uncertain tax positions	(2.0)	-
Cumulative-effect adjustment to retained earnings in respect of stripping costs	-	(16.3)
Cumulative-effect adjustment to retained earnings in respect of uncertain tax positions	57.5	-

Shareholders’ equity — US GAAP	$4,461.2	$3,402.9

	Six Months
	Ended June 30
	2007	2006

Net income — US GAAP	$458.4	$313.9

Other comprehensive income
Increase in unrealized gains on available-for-sale securities	561.1	220.5
Net gains (losses) on derivatives designated as cash flow hedges	30.9	(42.7)
Reclassification to income of (gains) losses on cash flow hedges	(31.3)	(40.7)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	4.9	-
Pension and other post-retirement benefits	5.8	-
Share of OCI of equity investees	(1.3)	0.2
Deferred income taxes related to other comprehensive income	(35.5)	38.8

Other comprehensive income, net of related income taxes	534.6	176.1

Comprehensive income — US GAAP	$993.0	$490.0

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

The company adopted the provisions of FIN No. 48 effective January 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a decrease in the net tax liability for unrecognized tax benefits, reducing the liability by $56.3 to $34.2. This was accounted for as a cumulative effect adjustment increasing the balance in retained earnings at January 1, 2007 by $57.5 and decreasing the balance in accumulated other comprehensive income by $1.2. At June 30, 2007, the company had an asset of $4.5 and a liability of $40.7 for previously unrecognized income tax benefits.

All of the tax positions included in the balance at January 1, 2007, would, if recognized, affect the company’s effective income tax rate. The company does not expect the total amount of unrecognized tax benefits to increase or decrease significantly over the next twelve month period. The company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense. At January 1, 2007, $9.9 of interest was accrued. Tax years subject to examination by jurisdiction were as follows:

Years

Canada	1997-present
US	2001-present
Trinidad	1999-present
Barbados	1999-present

     Definition of Settlement Under FIN No. 48

In May 2007, the FASB issued FSP No. FIN 48, “The Definition of Settlement in FASB Interpretation No. 48”. The guidance amended FIN No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance was effective January 1, 2007 and did not have a material impact on the company’s consolidated financial statements.

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

19.  Comparative Figures

Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of August 3, 2007. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

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

POTASHCORP VISION

We envision PotashCorp as the partner of choice, providing superior value to all our stakeholders. We strive to be the highest-quality lowest-cost producer and sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We strive for increased earnings and to outperform our peer group and other basic materials companies in total shareholder return, a key measure of any company’s value.

We link our financial performance with areas of extended responsibility that include safety, the environment and all those who have a social or economic interest in our business. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.

POTASHCORP STRATEGY

To provide our stakeholders with superior value, our strategy focuses on generating long-term growth while striving to minimize fluctuations in our upward-trending earnings line. This value proposition has given our stakeholders superior value for many years. We apply this strategy by concentrating on our highest margin products. This dictates our Potash First strategy, which is driven by gross margin and long-term growth potential, and our emphasis on Trinidad nitrogen and purified phosphoric acid. Our potash and purified acid businesses have sustained margins driven by less competitive pressure and lower-cost production than other products. Long-term natural gas contracts in Trinidad give us a significant cost advantage in nitrogen over US producers exposed to higher US gas prices.

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

	Representative	Performance
Goal	2007 Annual Target	to June 30, 2007
To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJUSBM for 2007.	PotashCorp’s total shareholder return was 63 percent in the first six months of 2007, exceeding the DJUSBM return of 19 percent and our sector average return of 44 percent.
To be the low-cost supplier on a delivered basis in our industry through ongoing cost reduction management.	Achieve 3-percent reduction in per-tonne potash conversion costs on a Canadian dollar basis.	Potash conversion costs were reduced 5 percent per tonne on a Canadian dollar basis during the first six months of 2007 when compared to the 2006 annual average. Compared to the six months ended June 30, 2006, per-tonne potash conversion costs were reduced 10 percent.
	Improve energy efficiency in Trinidad by 3 percent from 2006.	Trinidad energy efficiency rate improved over 2 percent during the first six months of 2007 compared to the 2006 annual average.
	Achieve rock costs at Aurora and White Springs 1 percent below 2006.	Rock costs at Aurora increased 3 percent while White Springs declined 2 percent during the first six months of 2007 compared to the 2006 annual average. Compared to the first six months of 2006, per-tonne rock costs increased 4 percent at Aurora and were flat at White Springs.
To remain the leader and preferred supplier of potash, nitrogen and phosphate products worldwide.	Potash gross margin to exceed $800 million, more than 40 percent above 2006.	Potash gross margin was $434.6 million for the first six months of 2007, representing 54 percent of the 2007 annual target and an increase of 94 percent compared to the first six months of 2006.
	Phosphate gross margin to be up by 50 percent from 2006.	Phosphate gross margin was $161.0 million, up 159 percent for the first six months of 2007 compared to the corresponding period in 2006. This first-half gross margin represents 86 percent of the 2007 annual target.
	Nitrogen gross margin to exceed $325 million.	Nitrogen gross margin was $275.5 million for the first six months of 2007, representing 85 percent of the 2007 annual target and an increase of 61 percent compared to the first six months of 2006.
To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable injury rate by 15 percent from 2006.	Recordable injury rate increased 13 percent for the first six months of 2007 compared to the 2006 annual level. As compared to the six months ended June 30, 2006, recordable injury rate increased 32 percent.
	Reduce lost-time injury rate by 40 percent from 2006.	Lost-time injury rate was reduced 63 percent for the first six months of 2007 as compared to the 2006 annual level. As compared to the six months ended June 30, 2006, lost-time injury rate was reduced 50 percent.
	Reduce reportable releases and permit excursions by 10 percent from 2006.	Reportable release rate on an annualized basis declined 33 percent while annualized permit excursions were down 50 percent during the first six months of 2007 compared to 2006 annual levels. Compared to the first half of 2006, reportable releases dropped 50 percent while permit excursions were reduced 33 percent.

FINANCIAL OVERVIEW

This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 18 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. Note that as discussed below in the section titled, “Three-for-One Stock Split”, the Board of Directors of PCS approved a three-for-one split of the company’s outstanding common shares in the form of a stock dividend during the second quarter of 2007. As such, all share and per-share data have been adjusted to reflect the stock split. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2006 financial review annual report.

Three-for-One Stock Split

On May 2, 2007, the Board of Directors of PCS approved a three-for-one split of the company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on May 22, 2007. All equity-based benefit plans have been adjusted to reflect the stock split. In this Quarterly Report on Form 10-Q, all share and per-share data have been adjusted to reflect the stock split. Information on an adjusted basis, showing the impact of this split for the first quarter of 2007, and by quarter and total year for 2006 and 2005 is presented in the table below. Comparative results for second-quarter 2007 are also included.

	First	Second	Third	Fourth
Quarterly Data (Post Split Basis)	Quarter	Quarter	Quarter	Quarter	Year

Basic net income per share
2007	$0.63	$0.91
2006	$0.40	$0.56	$0.47	$0.59	$2.03
2005	$0.39	$0.50	$0.40	$0.37	$1.67
Diluted net income per share
2007	$0.62	$0.88
2006	$0.40	$0.55	$0.46	$0.58	$1.98
2005	$0.38	$0.49	$0.39	$0.36	$1.63

Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

Earnings Guidance

The company’s guidance for the second quarter of 2007 was earnings per share in the range of $0.67 to $0.83 per share, assuming a period end exchange rate of 1.12 Canadian dollars per US dollar. The final result was net income of $285.7 million, or $0.88 per share, with a period-end exchange rate of 1.0634 Canadian dollars per US dollar.

Overview of Actual Results

Operations

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
(Dollars millions — except per-share amounts)	2007	2006	Change	Change	2007	2006	Change	Change

Sales	$1,353.1	$928.7	$424.4	46	$2,507.8	$1,790.3	$717.5	40
Freight	92.3	62.3	30.0	48	174.2	117.2	57.0	49
Transportation and distribution	32.6	35.8	(3.2)	(9)	63.6	67.0	(3.4)	(5)
Cost of goods sold	726.8	577.2	149.6	26	1,398.9	1,149.2	249.7	22

Gross margin	$501.4	$253.4	$248.0	98	$871.1	$456.9	$414.2	91

Operating income	$422.3	$194.7	$227.6	117	$730.6	$386.8	$343.8	89

Net income	$285.7	$175.1	$110.6	63	$483.7	$300.6	$183.1	61

Net income per share — basic	$0.91	$0.56	$0.35	63	$1.53	$0.97	$0.56	58

Net income per share — diluted	$0.88	$0.55	$0.33	60	$1.50	$0.95	$0.55	58

With continuing strong market conditions for all three nutrients, second-quarter earnings of $0.88 per share ($285.7 million) were a record for the third consecutive quarter. These earnings were 42 percent above the previous best of $0.62 per share ($198.0 million) achieved in this year’s first quarter and 60 percent more than the $0.55 per share ($175.1 million) earned in the second quarter of 2006, when we recorded certain income tax-related benefits of $0.17 per share. These results reflected strengthening price and volume performance in all three nutrients, including a significant increase in potash sales volumes from last year’s second quarter when China and India delayed purchasing during extended price negotiations. Earnings of $1.50 per share for the first six months of 2007 were 58 percent ahead of the $0.95 per share earned in the first half of 2006.

Record quarterly gross margin in all three nutrients combined to generate total second-quarter gross margin of $501.4 million, almost doubling the $253.4 million from the same period last year and 36 percent above the previous high of $369.7 million set in the first quarter of this year. Gross margin of $871.1 million for the first six months of 2007 was 91 percent ahead of that generated in the first half of 2006. With prices for many major global crops at or near historically high levels, the world’s farmers purchased more fertilizer to increase yields, tightening supply and pushing up prices for all three nutrients. In North America, a June 29 report from the United States Department of Agriculture estimated that US farmers increased 2007 corn plantings by 19 percent to 92.9 million acres, the highest level since 1944. While this led to a decline in near-term corn prices, they have remained approximately 75 percent higher than one year ago and longer-term futures are still near $4 per bushel. The focus on corn resulted in North American soybean acreage falling by 15 percent from 2006 levels, underpinning higher soybean prices and encouraging farmers in other regions, particularly Brazil, to increase plantings and fertilizer use. Globally, a similar pattern was evident in crops used for food, animal feed, fiber and fuels.

Potash gross margin reached a record $260.4 million in the second quarter, reflecting strong volumes and prices. This was almost double the $132.8 million of gross margin in the second quarter of 2006, although last year’s total was impacted by extended price negotiations with China and India and purchasing delays in North America and other major markets due to weak crop prices. For the first six months of 2007, potash gross margin of $434.6 million was 94 percent higher than last year and 9 percent ahead of the previous first-half record set in 2005.

US demand for ammonia, urea and nitrogen solutions for field application was very strong this spring and, even with increased imports in the quarter, supply was tight and prices remained at historical seasonal highs. The nitrogen segment generated a record $144.2 million of gross margin in the second quarter, 57 percent higher than the $91.7 million in the same quarter last year and 10 percent ahead of the previous record of $131.3 million in first-quarter 2007. In the first six months of 2007, nitrogen generated $275.5 million in gross margin, up 61 percent from the first half of 2006.

In phosphate, strong US and global demand for solid and liquid fertilizers continued to reduce inventories and shrink available supplies, while the need for phosphoric acid to make solid fertilizers created a positive pricing environment for other downstream phosphate products. Buoyed by the strength of the solid fertilizer market, phosphate delivered quarterly gross margin of $96.8 million. This is more than triple the $28.9 million in last year’s second quarter and 51 percent higher than the first quarter of 2007. Phosphate had already generated more gross margin in the first six months of 2007 ($161.0 million) than in any full year since 1998. For both phosphate and nitrogen, robust demand for liquid fertilizer continues to differentiate North America from other global agricultural markets.

Selling and administrative expenses were $25.6 million higher than in the same quarter last year and $35.4 million higher than the first half, due primarily to higher incentive plan accruals related to the heightened share price quarter over quarter and year over year. Provincial mining and other taxes increased 139 percent quarter over quarter and 134 percent year over year, as potash profit per tonne and potash sales volumes increased substantially compared to the same periods last year. The strengthening of the Canadian dollar at June 30, 2007 compared to year-end 2006 and March 31, 2007 had a negative impact on earnings as it created a primarily non-cash foreign-exchange loss of $39.5 million for the second quarter and $41.5 million for the first six months of 2007. This compares to losses of $16.3 million in the second quarter of 2006 and $13.9 million in the first half. Other income increased significantly as our investments in Arab Potash Company Ltd. (“APC”), Sociedad Quimica y Minera de Chile (“SQM”), Sinofert Holdings Limited (“Sinofert”) and Israel Chemicals Ltd. (“ICL”) contributed $68.5 million during the three-months ended June 30, 2007 and $81.5 million during the first half of the year, more than three times the amount earned in the second quarter of 2006 and more than double the amount earned in the first half of last year.

Our consolidated reported income tax rate for the three and six months ended June 30, 2007 was 29 percent as compared to negative 1 percent and 12 percent in the three and six month periods ended June 30, 2006, respectively. Canadian federal and provincial income tax rate reductions and income tax recoveries contributed $48.3 million to earnings during the second quarter of 2006 and $60.6 million for the first six months of 2006, versus $4.7 million during the second quarter and first half of 2007. Further, the 2006 annual consolidated effective income tax rate was reduced from 33 percent to 30 percent during the second quarter of 2006. The company’s consolidated effective income tax rate remained at 30 percent through the second quarter and first half of 2007.

Balance Sheet

Effective January 1, 2007 the company adopted new accounting standards for financial instruments and hedging activities on a prospective basis; accordingly comparative amounts for prior periods have not been restated. The new standards had the following impact on the company’s Consolidated Statements of Financial Position as of June 30, 2007:

•	The fair value of available-for-sale investments are recorded as assets on the Consolidated Statements of Financial Position. The company has classified its investments in ICL and Sinofert as available-for-sale and therefore has recorded these investments at their fair value, resulting in a balance of unrealized holding gains in investments of $1,451.0 million, accumulated other comprehensive income of $1,318.8 million and future income tax liability of $132.2 million as of June 30, 2007. The total balance recorded in investments related to ICL and Sinofert as of June 30, 2007 was $1,842.4 million. In previous periods these investments had been recorded at cost which, as of December 31, 2006 and June 30, 2007, was $167.7 million for ICL and $223.7 million for Sinofert.

•	Derivative instruments are generally recorded on the Consolidated Statements of Financial Position at fair value. At June 30, 2007, the fair value of the company’s derivative instrument assets represented a current asset of $44.0 million and a long-term asset of $84.0 million, of which $127.2 million related to natural gas swap contracts designated as accounting hedges and physical gas purchase contracts and $0.8 million related to foreign currency forward contracts. As of December 31, 2006, no such derivative instrument assets were recorded on the balance sheet. As of June 30, 2007, derivative instrument liabilities of $2.0 million related to natural gas futures contracts were included in accounts payable and accrued charges. Gains of $79.1 million on the contracts designated as accounting hedges have been recognized in accumulated other comprehensive income, net of income taxes, as of June 30, 2007, to the extent those hedges are effective; ineffectiveness of $1.2 million arising from January 1 to June 30, 2007 has been recognized through net income, including a net reduction to the total of $1.0 million recognized during the second quarter. The future income tax liability associated with these instruments was $50.1 million. Unrealized losses recognized in net income on physical gas purchase contracts arising from January 1 to June 30, 2007 were insignificant; no amounts were recorded in net income during the first six months of 2006. Hedge ineffectiveness existing on derivative instruments as of January 1, 2007 was recorded as a cumulative effect adjustment to opening retained earnings, net of tax, resulting in an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive income of $0.2 million.

•	Bond issue costs were reclassified from other assets to long-term debt and deferred swap gains were reclassified from other non-current liabilities to long-term debt, resulting in a reduction in other assets of $23.9 million, a reduction in other non-current liabilities of $6.6 million and a reduction in long-term debt of $17.3 million at January 1, 2007. These costs are amortized using the effective interest rate method, and will continue to be amortized over the term of the related liability. As of June 30, 2007, unamortized bond issue costs decreased long-term debt by $25.9 million while unamortized deferred swap gains increased long-term debt by $6.0 million.

Total assets were $8,005.6 million at June 30, 2007, an increase of $1,788.6 million or 29 percent over December 31, 2006. Total liabilities declined by $100.1 million from December 31, 2006 to $3,336.6 million at June 30, 2007, and total shareholders’ equity increased by $1,888.7 million during the same period to $4,669.0 million.

The largest contributors to the increase in assets during the first six months of 2007 were investments in available-for-sale securities and derivative instruments as described above, cash, property, plant and equipment and accounts receivable. Cash increased $124.0 million, largely due to cash flow from operations, which was $845.7 million during the first half. We made additions to property, plant and equipment of $236.5 million ($131.0 million, or 55 percent, of which related to the potash segment). Accounts receivable increased $38.9 million or 9 percent compared to December 31, 2006 as a result of the timing of cash receipts related to the 8 percent increase in sales for the month of June 2007 compared to the month of December 2006. These were partially offset by a $32.3 million decline in inventories as they were drawn down during the spring planting season.

Liabilities declined as cash flow from operations was used to repay $71.3 million of short-term debt and $400.4 million of long-term debt during the first six months of the year, including $400.0 million of 7.125 percent 10-year bonds. These reductions were partially offset by higher future income tax liability and accounts payable and accrued charges. Future income tax liability increased $261.0 million, of which $182.3 million was attributable to the adoption of new accounting standards for financial instruments and hedging activities as described above with the remainder primarily driven by higher income earned during first-half 2007. Accounts payable and accrued charges were $128.8 million higher than at December 31, 2006 as income taxes payable were up $62.4 million due to higher income earned during first-half 2007, interest payable was up $15.8 million due to the timing of interest payments during the year and the interest accrued on $500.0 million of 5.875 percent bonds issued on November 29, 2006 and hedge margin deposits were up $13.7 million due to higher natural gas prices.

Share capital, retained earnings and contributed surplus all increased at June 30, 2007 compared to December 31, 2006. Share capital was $20.3 million higher due to the issuance of common shares arising from stock option exercises and our dividend reinvestment plan. Recognition of compensation cost associated with our stock-based compensation plans increased contributed surplus by $30.5 million while the issuance of common shares arising from stock option exercises reduced the balance, for a net increase of $29.0 million. Net earnings of $483.7 million for the first half of 2007 increased retained earnings while dividends declared of $47.3 million and a cumulative effect adjustment related to the adoption of new accounting standards effective January 1, 2007 (as described above) reduced the balance, for a net increase in retained earnings of $436.6 million at June 30, 2007 compared to December 31, 2006. The company has also added a new line in the equity section of the Consolidated Statements of Financial Position for accumulated other comprehensive income as a result of new accounting standards effective January 1, 2007, as described above. Balances comprising accumulated other comprehensive income include (net of related income taxes) $1,318.8 million in unrealized gains on our available-for-sale securities, $79.1 million in unrealized gains on our natural gas derivatives that qualify for hedge accounting and $4.9 million in unrealized foreign exchange gains on translation of our self-sustaining foreign operations.

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

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$510.2	$296.4	72
Freight	53.2	32.8	62
Transportation and distribution	12.6	11.0	15

	$444.4	$252.6	76

Net Sales
North American	$190.9	$129.2	48	1,051	739	42	$181.62	$174.65	4
Offshore	251.1	122.0	106	1,762	951	85	$142.56	$128.24	11

	442.0	251.2	76	2,813	1,690	66	$157.16	$148.54	6
Miscellaneous products	2.4	1.4	71	-	-	-	-	-	-

	444.4	252.6	76	2,813	1,690	66	$157.98	$149.47	6
Cost of goods sold	184.0	119.8	54				$65.41	$70.89	(8)

Gross margin	$260.4	$132.8	96				$92.57	$78.58	18

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$890.7	$522.2	71
Freight	96.7	57.8	67
Transportation and distribution	22.2	18.4	21

	$771.8	$446.0	73

Net Sales
North American	$343.6	$221.1	55	1,943	1,266	53	$176.81	$174.51	1
Offshore	422.1	219.2	93	3,035	1,683	80	$139.08	$130.27	7

	765.7	440.3	74	4,978	2,949	69	$153.81	$149.27	3
Miscellaneous products	6.1	5.7	7	-	-	-	-	-	-

	771.8	446.0	73	4,978	2,949	69	$155.04	$151.24	3
Cost of goods sold	337.2	222.4	52				$67.74	$75.42	(10)

Gross margin	$434.6	$223.6	94				$87.30	$75.82	15

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Potash gross margins of $260.4 million for the second quarter and $434.6 million for the first half of 2007 were 96 percent and 94 percent higher than the same periods in 2006, respectively. Compared to 2005, prior to the extended price negotiations with China and India that negatively impacted last year’s second quarter and first half, second-quarter gross margin was 17 percent higher while first-half 2007 exceeded first-half 2005 by 9 percent.

•	Potash sales volumes were significantly higher in second-quarter and first-half 2007 compared to the same periods in 2006 in both the North American and offshore markets, reflecting strong volumes and prices. In North America, improved agricultural conditions and related crop prices (especially for crops relevant to North American farmers such as corn, wheat and soybeans), led to strong demand for fertilizer, including potash. In the offshore markets, demand was strong compared to the first half of 2006 when China and India were engaged in price negotiations (that ultimately extended through the end of July 2006) and also led to many offshore customers delaying purchasing.

•	To meet increasing global demand, we raised our production to 2.5 million tonnes for the second quarter and 4.8 million tonnes for the first half of 2007; this compares to 1.9 million tonnes in the second quarter and 3.2 million tonnes in the first half of 2006. We took 7.4 shutdown weeks in second-quarter 2007 and 9.4 weeks during the first six months of the year, significantly less than the 18.7 weeks taken in the second quarter of 2006 and 50.4 weeks in the first half. As a result of higher production levels, cost of goods sold dropped by over $5 per tonne in the second quarter and almost $8 per tonne in the first half despite additional costs for our share of brine inflow management at Esterhazy, higher brine inflow management costs at New Brunswick, and general price escalations of production inputs.

•	North American potash producer inventories at the end of June were 44 percent below the same time in 2006, while high demand drew down customer inventories and made supply very tight by the end of the quarter. Our potash inventories at the end of June were 0.74 million tonnes, down from 1.06 million tonnes at the end of March and 1.35 million tonnes at June 30, 2006.

Potash gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2007 vs. 2006				2007 vs. 2006
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales		Cost of	Margin	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance

North American	$40.9	$7.3	$(4.1)	$44.1	$85.8	$4.4	$(6.6)	$83.6
Offshore	64.0	24.9	(5.6)	83.3	106.2	26.7	(5.5)	127.4
Other(1)	8.1	(7.9)	-	0.2	12.1	(12.1)	-	-

Total	$113.0	$24.3	$(9.7)	$127.6	$204.1	$19.0	$(12.1)	$211.0

(1)	Includes change in product mix.

Sales and Cost of Goods Sold

The most significant contributors to the $127.6-million increase in gross margin quarter over quarter were as follows:

•	Offshore sales volumes were up 85 percent. Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, shipped 2.65 million tonnes, more than double the 1.25 million tonnes shipped in the same quarter last year as sales in the most significant markets of China, India and Brazil increased from 0.24 million to 1.53 million tonnes. China took 0.80 million tonnes during the quarter as compared to being virtually absent from the market during the second quarter of 2006 as the country waited to conclude new pricing contracts with suppliers, including Canpotex, before coming back into the market for new tonnage. In addition, India took 0.25 million tonnes versus none in the second quarter of 2006, while Brazil purchased approximately 0.49 million tonnes in the second quarter of 2007 versus 0.21 million tonnes in the same period last year. Higher soybean prices in Brazil have led to an increase in acres planted and a corresponding increase in potash imports. Last year, Brazil continued to be affected by the strengthening of the Brazilian real relative to the US dollar. This was accompanied by lower soybean prices, which pressured margins for Brazilian farmers and limited their credit availability and led to fewer acres being planted.

•	According to the US Department of Agriculture’s June 29 Acreage report, this spring saw the US planting the highest number of corn acres since 1944. High commodity prices resulted in strong dealer fill and field application, leading to higher demand for potash in the North American market. Purchasing ahead of potash price increase announcements in anticipation of tight supply further contributed to higher sales volumes. In 2006, low crop commodity prices led to fewer corn acres planted and lower potash demand. Compounding this were the efforts of fertilizer dealers to finish the season without inventories, which further reduced potash shipments.

•	Offshore realized prices were up 11 percent compared to last year’s second quarter and six percent compared to the trailing quarter. They were negatively impacted in second-quarter 2006 by higher per-unit throughput distribution costs resulting from the reduced sales volumes. Higher prices realized during the latter part of 2006 were maintained through first-half 2007 and when coupled with increased volumes that reduced throughput distribution costs per tonne, per-tonne realized prices were slightly higher than the first half of 2006. These factors were enhanced in the second quarter of 2007 by tight supply/demand fundamentals as high crop commodity prices led to higher acreages planted. Tight market fundamentals also contributed to the 4-percent increase in our North American realized prices. Our North American realized prices dropped off during mid-2006 due to higher producer inventories and heightened competitive pressures. Our price increases in late 2006 and early 2007 have restored average realized prices that now surpass 2006 levels. Prices in the North American market were $39 per tonne, or 27 percent, higher than offshore prices. The gap between the two markets is due in part to offshore contracts lagging the North American spot market. It also reflects product mix, as North American customers prefer granular product that commands a premium over standard product more typically consumed offshore.

•	Higher production levels and fewer shutdown weeks significantly lowered cost of goods sold per tonne compared to the second quarter of 2006 when production shutdowns occurred as the company remained true to its strategy of matching production to market demand. The effect of increased production and lower natural gas costs was partially offset by escalating prices for supplies and services, higher incremental brine inflow management costs and the impact of foreign exchange on potash operating costs. Higher brine inflow costs at Esterhazy and New Brunswick negatively impacted cost of goods sold by approximately $3 per tonne and a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by almost $1 per tonne.

The $211.0-million gross margin increase year over year was largely attributable to the following changes:

•	Sales by Canpotex increased from 2.31 million to 4.68 million tonnes as shipments rebounded following adverse weather earlier in the year, contributing to the 80-percent increase in offshore sales volumes. In its most significant markets (China, India and Brazil), Canpotex sales increased from 0.37 million to 2.60 million tonnes. Our North American sales volumes increased as stronger dealer fill and field application of potash, due to high commodity prices and more acreage planted, led to high demand.

•	Offshore prices were up 7 percent as price increases in major markets were announced through the first half of 2007. In early February, Canpotex reached an agreement with Sinofert in China on a $5-per-tonne increase for shipments in 2007. Canpotex has announced and implemented price increases in Brazil that total $100 per tonne so far in 2007, with a further $25-per-tonne increase scheduled to take effect on October 1. In India, a $50-per-tonne price increase will take effect on second-half imports. Southeast Asian customers have seen a total of $55 per tonne in price increases so far in 2007, with an additional $40 per tonne announced for the second half of the year. Higher ocean freight rates had a negative impact of about $12 per tonne on all delivered-basis (“CFR”) sales, as Canpotex sells approximately 60 percent of its volumes on a CFR basis. However, Canpotex has locked in about 40 percent of its CFR shipments under long-term freight agreements which, compared to shipping entirely at spot rates, are expected to save it over $50 million in ocean freight costs in 2007. Prices in the North American market, which were flat compared to the first half of 2006, were $38 per tonne, or 27 percent, higher than offshore prices. An $11-per-tonne North American increase announced in the first quarter was fully realized in the second quarter and we began to capture a further $15-per-tonne increase that took effect June 1.

•	Cost of goods sold declined significantly on a per-tonne basis due to higher production levels and fewer shutdown weeks. The price variance in cost of goods sold negatively impacted gross margin as brine inflow management costs at New Brunswick and Esterhazy incrementally increased almost $4 per tonne while escalating prices for supplies and services throughout the year further increased cost of goods sold. A stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by almost $1 per tonne.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$481.2	$342.4	41
Freight	13.3	9.1	46
Transportation and distribution	12.6	13.6	(7)

	$455.3	$319.7	42

Net Sales
Ammonia	$186.7	$135.7	38	576	442	30	$323.86	$307.27	5
Urea	111.9	87.4	28	312	328	(5)	$357.73	$266.34	34
Nitrogen solutions/Nitric acid/Ammonium nitrate	132.4	83.9	58	647	468	38	$204.79	$178.98	14
Purchased	15.7	4.6	241	45	15	200	$352.21	$312.29	13

	446.7	311.6	43	1,580	1,253	26	$282.72	$248.68	14
Miscellaneous	8.6	8.1	6	-	-	-	-	-	-

	455.3	319.7	42	1,580	1,253	26	$288.09	$255.10	13
Cost of goods sold	311.1	228.0	36				$196.82	$181.92	8

Gross margin	$144.2	$91.7	57				$91.27	$73.18	25

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$900.8	$674.3	34
Freight	24.6	18.7	32
Transportation and distribution	26.2	26.9	(3)

	$850.0	$628.7	35

Net Sales
Ammonia	$356.1	$258.7	38	1,096	806	36	$324.78	$321.02	1
Urea	225.8	168.8	34	651	609	7	$346.71	$277.16	25
Nitrogen solutions/Nitric acid/Ammonium nitrate	218.8	164.9	33	1,125	850	32	$194.56	$193.80	-
Purchased	33.4	21.6	55	94	69	36	$355.98	$315.86	13

	834.1	614.0	36	2,966	2,334	27	$281.22	$263.07	7
Miscellaneous	15.9	14.7	8	-	-	-	-	-	-

	850.0	628.7	35	2,966	2,334	27	$286.56	$269.32	6
Cost of goods sold	574.5	457.6	26				$193.67	$196.01	(1)

Gross margin	$275.5	$171.1	61				$92.89	$73.31	27

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Quarterly nitrogen gross margin of $144.2 million, driven by higher prices and increased sales volumes, was a record high for the company. When coupled with the previous record gross margin realized in first-quarter 2007, gross margin for the first six months of 2007 was $275.5 million. This is 61 percent higher than the $171.1 million generated in the first six months of last year.

•	Our Trinidad facility, which benefits from long-term lower-cost natural gas price contracts, delivered $77.2 million (or 54 percent) of nitrogen gross margin for the quarter and $157.3 million (or 57 percent) for the first half. Our US operations contributed $52.9 million in gross margin for the quarter and $86.9 million for the first six months, and we gained $14.1 million and $31.3 million from our natural gas hedges during these periods, respectively. The major improvement in the US was in nitrogen solutions, which generated $17.6 million in second-quarter gross margin versus a loss of $3.7 million last year.

•	Strong fundamentals in the fertilizer market led to realized price increases in all major nitrogen products quarter over quarter and year over year, with the exception of ammonium nitrate. Sales volumes increased with higher fertilizer demand, due to the fact that we had more product to sell than in the second quarter and first half of 2006. Fertilizer products made up 39 percent of our total nitrogen sales in the quarter, compared to 33 percent in the same quarter last year. For the first six months of 2007, total fertilizer sales tonnes (due to strong US demand) are up 46 percent versus same period last year, while industrial tonnes are up 18 percent.

•	Transportation and distribution costs declined despite the increase in sales and sales volumes for the three and six months ended June 30, 2007 compared to the same periods in 2006. A change in sales volumes with certain customers occurred whereby fewer transportation and storage requirements existed. Freight increases were consistent with higher sales.

•	Cost of goods sold was negatively impacted by natural gas costs that, including our hedge, were 14 percent higher than the second quarter of last year and up 8 percent compared to the first half. Our hedge gains were $5.1 million and $8.8 million lower than the second quarter and first half of 2006, respectively. These reductions were partially offset by savings resulting from higher production volumes.

Nitrogen gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2007 vs. 2006				2007 vs. 2006
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales		Cost of	Margin	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance

Ammonia	$18.2	$10.3	$(4.8)	$23.7	$44.4	$4.4	$3.9	$52.7
Urea	(3.0)	29.5	(3.6)	22.9	(0.5)	45.3	5.5	50.3
Solutions, NA, AN	4.9	15.8	(8.7)	12.0	7.6	0.9	(0.1)	8.4
Purchased	(4.6)	1.6	3.5	0.5	(1.3)	3.7	(0.1)	2.3
Hedge gains	-	-	(5.1)	(5.1)	-	-	(8.8)	(8.8)
Other(1)	4.7	(4.7)	(1.5)	(1.5)	2.3	(2.9)	0.1	(0.5)

Total	$20.2	$52.5	$(20.2)	$52.5	$52.5	$51.4	$0.5	$104.4

(1)	Includes change in product mix.

Sales and Cost of Goods Sold

The gross margin increase of $52.5 million quarter over quarter was largely attributable to the following changes:

•	Tight supply/demand fundamentals pushed urea prices 34 percent higher than last year’s second quarter and another 6 percent over the robust first quarter. US producer inventories are very low (30 percent below the five-year average at quarter-end) due to strong agricultural demand (led by the highest corn acreage planted in the US since 1944). Prices for nitrogen solutions were up 42 percent quarter over quarter and 19 percent over the trailing quarter, contributing $21.8 million to the increase in gross margin. Increased corn acreage and product characteristics make solutions an increasingly preferred nitrogen source led to the heightened prices. Realized ammonia prices improved 5 percent from last year’s second quarter, though were flat compared to the trailing quarter. The company’s natural gas cost, exclusive of the hedge, increased 10 percent quarter over quarter and was flat compared to the trailing quarter. Tight fundamentals that pushed ammonia prices up and led to a decoupling of ammonia from natural gas cost early in 2007 continued, driven by strong North American agricultural demand and low product inventories. Prices were sustained through the second quarter, though the gap between natural gas and ammonia was reduced slightly. These price increases were partially offset by a 17-percent decline in per-tonne realized price for ammonium nitrate prills because our primary customer contracts are impacted by the natural gas prices on a time-lag basis, negatively impacting gross margin by $7.2 million.

•	Ammonia sales volumes were up 30 percent due in part to us having significantly more product to sell than in second-quarter 2006, for two primary reasons. First, the completion of our Trinidad 01 and 02 ammonia plant debottlenecks reduced production for over a month during the second quarter of 2006, while they operated at full rates in 2007. Secondly, mechanical difficulties at our Lima, Ohio plant caused it to shut down for 25 days in the second quarter of 2006, while it ran well in the second quarter of this year. As well, higher demand in the agricultural market further improved ammonia sales volumes. Urea sales volumes were down 5 percent due primarily to timing, as some sales were shifted into the strong first quarter of 2007. Nitrogen solution sales volumes were up 174 percent as we utilized our production flexibility opportunistically — primarily using purchased ammonia and carbon dioxide to feed capability at our Geismar facility, which we restarted during the first quarter of 2007 — to meet the strong US demand under favorable pricing conditions.

•	Cost of goods sold increased 8 percent per tonne, primarily as a result of higher natural gas cost during the quarter. Natural gas costs continue to be the single most important contributor to cost of goods sold, typically representing between 75 percent and 90 percent of the cash cost of producing one tonne of ammonia. The company’s average natural gas cost was $4.41 per MMBtu, 14 percent higher than the second quarter of 2006. This was partially offset by the impact of higher production as compared to the second quarter of 2006 when production was constrained at Trinidad and Lima. Our US natural gas hedging activities contributed $14.1 million to gross margin, compared to $19.2 million last year.

Gross margin increased $104.4 million year over year primarily as a result of the following changes:

•	Realized prices for urea were up 25 percent on strong agricultural demand, supplemented by production disruptions in the Middle East and new capacity delays early in 2007. Realized prices for ammonia were flat despite the increase in second quarter as realized prices declined 4 percent in the first quarter compared to last year’s first quarter, when high natural gas costs from the aftermath of Hurricane Katrina drove prices. Our natural gas cost increased 1 percent compared to the first half of 2006, exclusive of the hedge. The significant price increase seen in nitrogen solutions during the second quarter positively impacted gross margin for the first six months of 2007, contributing $23.4 million to the increase.

•	Ammonia sales volumes were up 36 percent as we benefited from the strong overall demand for nitrogen and the additional tonnes available from the final stage of our Trinidad debottlenecking projects and from having 81 fewer shutdown days at our Lima plant. This compared to the first half of 2006 when a scheduled turnaround reduced production at Trinidad, higher natural gas costs curtailed production at Lima for much of the first quarter, and mechanical problems limited production at Lima in the second quarter. Urea sales volumes also increased, due in large part to significant demand for field application. Fertilizer sales tonnes were up 46 percent from first-half 2006 on strong demand, as compared to last year when US farmers were purchasing less as we believe they were hoping for lower prices. Total industrial demand remained strong, rising 18 percent from the same period last year and representing 63 percent of nitrogen sales volumes.

•	The decline in cost of goods sold per tonne positively impacted gross margin. Our average natural gas cost was $4.41 per MMBtu, 8 percent higher than the first half of 2006. Our US natural gas hedging activities contributed $31.3 million to gross margin, compared to $40.1 million last year. The negative impacts of slightly higher natural gas costs and lower gain from our natural gas hedges were more than offset by the efficiencies arising from higher production rates as compared to the first half of 2006.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$361.7	$289.9	25
Freight	25.8	20.4	26
Transportation and distribution	7.4	11.2	(34)

	$328.5	$258.3	27

Net Sales
Fertilizer — liquids	$55.7	$42.6	31	207	185	12	$269.53	$230.34	17
Fertilizer — solids	137.1	93.8	46	350	385	(9)	$392.41	$244.11	61
Feed	63.5	60.0	6	204	197	4	$310.48	$305.46	2
Industrial	68.7	58.7	17	185	156	19	$369.89	$376.46	(2)

	325.0	255.1	27	946	923	2	$343.45	$276.80	24
Miscellaneous	3.5	3.2	9	-	-	-	-	-	-

	328.5	258.3	27	946	923	2	$347.10	$280.25	24
Cost of goods sold	231.7	229.4	1				$244.77	$248.94	(2)

Gross margin	$96.8	$28.9	235				$102.33	$31.31	227

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$716.3	$593.8	21
Freight	52.9	40.7	30
Transportation and distribution	15.2	21.7	(30)

	$648.2	$531.4	22

Net Sales
Fertilizer — liquids	$124.4	$104.5	19	476	445	7	$261.42	$234.89	11
Fertilizer — solids	257.5	186.9	38	777	762	2	$331.67	$245.47	35
Feed	126.4	112.3	13	412	362	14	$306.65	$310.82	(1)
Industrial	131.9	121.9	8	358	329	9	$367.94	$369.92	(1)

	640.2	525.6	22	2,023	1,898	7	$316.47	$277.04	14
Miscellaneous	8.0	5.8	38	-	-	-	-	-	-

	648.2	531.4	22	2,023	1,898	7	$320.41	$280.09	14
Cost of goods sold	487.2	469.2	4				$240.83	$247.32	(3)

Gross margin	$161.0	$62.2	159				$79.58	$32.77	143

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	While strategic focus on our unique ability to produce and market specialty phosphate products has brought both stability and increased profitability to the phosphate segment over recent years, strengthening global agricultural fundamentals has started to demonstrate the value of our leverage in liquid and solid phosphate fertilizers.

•	Phosphate gross margin of $96.8 million for the second quarter was our highest quarterly phosphate gross margin ever, and over three times the $28.9 million generated in the same quarter last year and 51 percent higher than last quarter. This record quarterly phosphate gross margin, coupled with a strong first quarter gross margin, led gross margin for the first half of $161.0 million to exceed full-year phosphate gross margin for every year since 1998.

•	Solid and liquid fertilizers contributed $51.4 million and $13.0 million of gross margin for the second quarter, respectively, while our stable base of higher-margin industrial and feed products combined to deliver $30.6 million. For the first six months of the year, solid and liquid fertilizers contributed $69.8 million and $28.3 million of gross margin, respectively, while industrial and feed products delivered a combined $58.6 million.

•	Freight increases in the second quarter and first half of 2007 were consistent with higher sales, while higher costs for transportation and distribution in 2006 as a result of miscellaneous write-downs and a reduced reliance on warehousing of solid fertilizers, resulting from more direct customer sales, caused the costs to be lower in 2007 compared to the same periods in 2006.

•	Our phosphate portfolio now includes silicon tetrafluoride (“STF”), a product used in manufacturing silicon wafers for the growing solar energy market. This stable, high-return industrial product is made from hydrofluorosilicic acid (“HFSA”) recovered from the evaporators when phosphoric acid is produced. We completed construction and commissioned a 7,500-short-ton-per-year plant at Aurora during the first half of 2007 and signed a contract in the second quarter for construction of three additional STF plants of that size.

Phosphate gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2007 vs. 2006				2007 vs. 2006
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales		Cost of	Margin	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance

Fertilizer — liquids	$2.4	$7.1	$(0.6)	$8.9	$8.1	$11.3	$(2.2)	$17.2
Fertilizer — solids	(3.2)	53.2	6.9	56.9	2.1	68.2	10.3	80.6
Feed	0.5	1.3	(3.2)	(1.4)	10.0	(1.7)	(10.5)	(2.2)
Industrial	7.2	(1.0)	(3.3)	2.9	7.5	(0.7)	(6.2)	0.6
Other(1)	(2.3)	3.0	(0.1)	0.6	(1.7)	4.4	(0.1)	2.6

Total	$4.6	$63.6	$(0.3)	$67.9	$26.0	$81.5	$(8.7)	$98.8

(1)	Includes change in product mix.

Sales and Cost of Goods Sold

Quarter-over-quarter gross margin increased $67.9 million, largely as a result of the following changes:

•	High commodity prices have led to increased demand for fertilizer products. Extremely tight fundamentals for fertilizer products in North America extended pricing momentum during the quarter. After lagging feed and industrial product pricing for several years, solid and liquid fertilizer prices rose 39 percent and 6 percent, respectively, over the trailing quarter and 61 percent and 17 percent, respectively, over the second quarter of last year.

•	Solid fertilizer sales volumes were down 9 percent, including an 11-percent decrease in North America. Field application and off-take into North American dealer storage ahead of anticipated price increases was strong in the first quarter of 2007, and product supply was very tight due to industry curtailments in late 2006. As well, the application season got off to an early start in the first quarter in the South and Southeast. These factors caused very strong pull for solid fertilizer in the first quarter and as a result, led to lower sales volumes in the second quarter. Further, we sold fewer tonnes of solid fertilizers in order to deliver on liquid phosphate demand. Our liquid phosphate fertilizer capability allowed us to capitalize on significantly higher US demand, selling 23 percent more there than in the same quarter last year, but this was partially offset by lower offshore sales. Total liquid fertilizer sales volumes increased 12 percent. Industrial sales volumes were 19 percent higher due to increased production at our newest Aurora purified acid plant.

•	Cost of goods sold declined 2 percent per tonne though the price variance in cost of goods sold negatively impacted the change in gross margin by $0.3 million. Sulfur prices were 20 percent lower, increasing gross margin by $7.7 million while production efficiencies associated with a higher operating rate further benefited the change in gross margin. These were more than offset by 3-percent higher rock costs. Despite a decline in rock costs at White Springs, average rock costs increased due to higher costs for purchased rock at Geismar and higher water treatment and chemical processing costs at Aurora. Further, though 7-percent higher ammonia prices negatively impacted gross margin for solid fertilizer products by $2.2 million, the price variance in cost of solid fertilizers was positive while other products were negative because in the second quarter of 2006 the company had production inefficiencies at one of its plants after the conversion of the plant to a different phosphoric acid production technology, while the plant ran efficiently in 2007.

The year-over-year gross margin increase of $98.8 million was largely attributable to the following changes:

•	Strong agricultural demand for fertilizer products pushed up realized prices for solid and liquid fertilizers by 35 and 11 percent, respectively and increased sales volumes. Feed volumes rose 14 percent with a 35-percent increase in offshore sales, primarily due to new business in Latin America in the first quarter of 2007, and on stronger North American demand in the second quarter.

•	The price variance in cost of goods sold had an $8.7 million unfavorable impact on the change in gross margin. The $15.9-million positive impact of 20-percent lower sulfur prices was more than offset by higher costs. Ammonia costs 3-percent higher decreased gross margin by $2.0 million while 4-percent higher rock costs resulting from higher costs for purchased rock at Geismar, higher electrical and chemical processing costs at Aurora and White Springs and two planned dragline turnarounds at Aurora increased costs further. The price variance in cost of goods sold for solid fertilizer products was positive due to the elimination of production inefficiencies resulting from the conversion referred to above.

Expenses and Other Income

	Three Months Ended				Six Months Ended
	June 30				June 30

			Dollar	%			Dollar	%
Dollars (millions)	2007	2006	Change	Change	2007	2006	Change	Change

Selling and administrative	$73.5	$47.9	$25.6	53	$114.1	$78.7	$35.4	45
Provincial mining and other taxes	34.6	14.5	20.1	139	67.1	28.7	38.4	134
Foreign exchange loss	39.5	16.3	23.2	142	41.5	13.9	27.6	199
Other income	68.5	20.0	48.5	243	82.2	51.2	31.0	61
Interest expense	20.8	20.7	0.1	-	46.3	43.9	2.4	5
Income taxes	115.8	(1.1)	116.9	n/m	200.6	42.3	158.3	374

n/m = not meaningful

Selling and administrative expenses increased quarter over quarter and year over year as higher expenses associated with certain of our performance-based compensation plans (which are linked in part to the company’s share price performance) and higher stock option expense (as costs associated with the 2005, 2006 and 2007 Performance Option Plans were recognized during second-quarter and first-half 2007 compared to only the 2005 and 2006 Performance Option Plans during same periods in 2006) were recognized during the three and six months ended June 30, 2007.

Provincial mining and other taxes increased principally due to higher potash profit per tonne and potash sales volumes impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profits tax component was over three times more in second-quarter and first-half 2007 compared to the same periods in 2006 as a result of two factors. First, the profits tax component, which is calculated on a per-tonne basis, was reduced in 2006 by high capital expenditures (which are grossed up by 20 percent for profits tax purposes) as the company brought back idled potash capacity. Because budgeted annual expenditures are included in the potash production tax calculation throughout the year, the per-tonne impact of the annual expenditures reduced 2006 second-quarter and first-half potash production tax more significantly than for the same periods in 2007. In addition, gross potash revenue on a per-tonne basis was also lower in 2006 than in 2007. Second, Saskatchewan-produced potash sales volumes increased 78 percent in each period, which increased profit per tonne as the fixed costs on a per-tonne basis were reduced. The 84-percent increase in corporate capital tax expense quarter over quarter and 71-percent increase year over year resulted from higher potash sales revenues, which was partially offset by changes enacted by the Province of Saskatchewan during the second quarter of 2006 to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over the next three years, with a 0.3 percentage point reduction effective July 1, 2006.

The impact of a stronger Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to foreign exchange losses of $39.5 million in the second quarter of 2007 and $41.5 million in the first half. The Canadian dollar gained strength against the US dollar over the course of 2007, particularly in the second quarter. The strengthening of the Canadian dollar relative to the US dollar in the second quarter and first half of 2006 was not as significant as that seen in 2007, contributing to foreign exchange losses of $16.3 million and $13.9 million, respectively.

Other income was over three times greater in the second quarter of 2007 than the same period in 2006, and 61 percent higher in the first six months of 2007 compared to the first half of last year. Our share of earnings from equity investments in APC and SQM increased $13.8 million in the second quarter and $14.4 million in the first half. Dividend income from our investments in ICL and Sinofert contributed $38.7 million in the second quarter and first half of 2007, compared to $3.0 million in the second quarter of 2006 and $12.1 million in the fist half. Dividend income of $9.1 million from the company’s investment in ICL was recognized in the first quarter of 2006, while the dividend declared in 2007 (of which our share was $35.3 million) was not recognized until the second quarter. These increases were partially offset as a litigation settlement during the first quarter of 2006 was not repeated in the first quarter of 2007 and profit on the sale of natural gas declined.

Including the current portion, weighted average long-term debt outstanding in second-quarter 2007 was $1,723.9 million (2006 — $1,258.4 million) with a weighted average interest rate of 6.6 percent (2006 — 7.0 percent). Weighted average long-term debt outstanding for the first six months of 2007 was $1,728.8 million (2006 — $1,258.6 million) with a weighted average interest rate of 6.7 percent (2006 — 7.0 percent). The weighted average interest rate on short-term debt outstanding in the second quarter of 2007 was 5.4 percent (2006 — 5.1 percent) and the weighted average short-term debt outstanding was $92.7 million (2006 — $602.3 million). The weighted average interest rate on short-term debt outstanding in the first six months of 2007 was 5.5 percent (2006 — 4.9 percent) and the weighted average short-term debt outstanding was $102.1 million (2006 — $516.1 million). The interest expense category was flat quarter over quarter and increased $2.4 million year over year. The higher average balance of long-term debt outstanding increased interest expense by $6.9 million in the second quarter and $14.9 million in the first half, though this was partially offset by the lower balance of short-term debt outstanding as the interest expense on short-term debt declined by $5.9 million and $10.8 million respectively.

The company’s consolidated reported income tax rate for the three and six months ended June 30, 2007 was approximately 29 percent (2006 — negative 1 percent and 12 percent, respectively). For the three and six months ended June 30, 2007 and 2006, the consolidated effective income tax rate was 30 percent. Items to note include the following:

•	A scheduled 2-percentage point reduction in the Canadian federal income tax rate applicable to resource companies, effective at the beginning of 2007, was offset by a higher percentage of consolidated income earned in the higher-tax jurisdictions during the three and six months ended June 30, 2007, compared to the same periods in 2006.

•	During the quarter ended June 30, 2006, the company reduced its consolidated effective income tax rate from 33 percent to 30 percent for the 2006 year. The $5.1 million benefit of this change on prior periods, as applicable, was reflected during the quarter ended June 30, 2006. The change was primarily attributable to two factors that occurred during the quarter ended June 30, 2006. First, in addition to the federal changes noted above, the Province of Saskatchewan enacted changes to the corporate income tax, reducing the rate from 17 percent to 12 percent by 2009. These changes resulted in a $21.9-million reduction in the company’s future income tax liability. Second, we revised our estimated allocation of annual earnings before income taxes by jurisdiction as a result of a decrease in expected potash operating income in Canada.

•	During the second quarter of 2007 and 2006, the Government of Canada enacted changes to the federal corporate income tax rate. The rate is being reduced from 23 percent in 2006 to 18.5 percent by 2011. The federal corporate surtax will be reduced from the current 1.12 percent to nil in 2008 (a second-quarter 2006 enactment). These changes reduced the company’s future income tax liability by $4.7 million in the second quarter of 2007 and $22.9 million in the second quarter of 2006.

•	Income tax refunds totaling $15.8 million for the 2001-2004 taxation years were recorded during the six months ended June 30, 2006, $3.5 million of which was recognized during second-quarter 2006. The refunds related to a Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.

For the first six months of 2007, 65 percent of the effective rate pertained to current income taxes and 35 percent related to future income taxes. The decrease in the current tax provision from 70 percent in the same period last year (exclusive of the income tax refunds received) is largely due to the increase in nitrogen and phosphate operating income in the US, a jurisdiction where, as of December 31, 2006, we had federal income tax loss carryforwards of approximately $372.3 million.

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

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt	$1,357.1	$0.2	$0.6	$605.4	$750.9
Estimated interest payments on long-term debt	1,182.7	96.8	193.5	146.9	745.5
Operating leases	631.4	88.0	158.6	126.6	258.2
Purchase obligations	760.5	133.9	183.7	137.1	305.8
Other commitments	73.9	23.4	24.5	6.8	19.2
Other long-term liabilities	1,288.5	38.0	73.6	58.2	1,118.7

Total	$5,294.1	$380.3	$634.5	$1,081.0	$3,198.3

Long-term Debt

Long-term debt consists of $1,350.0 million of notes payable that were issued under US shelf registration statements, a net of $5.9 million under a back-to-back loan arrangement (described in Note 12 to the consolidated financial statements in our 2006 financial review annual report) and other commitments of $1.2 million payable over the next 4 years.

The notes payable represent over 99 percent of our total long-term debt portfolio and are unsecured. Of the notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. Notes in the principal amount of $400.0 million matured in June 2007. There are no sinking fund requirements. The notes payable are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at June 30, 2007. Under certain conditions related to change in control, the company is required to make an offer to purchase all, or any part, of the 2036 notes at 101 percent of the principal amount of the notes repurchased, plus accrued interest.

The estimated interest payments on long-term debt in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at June 30, 2007.

Operating Leases

We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2022.

The most significant operating leases consist of three items. The first is our lease of railcars, which extends to approximately 2022. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore. This lease runs until 2018. The third is the lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2018; the others terminate in 2016.

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

Capital Expenditures

During 2007, we expect to incur capital expenditures, including capitalized interest, of approximately $460 million for opportunity capital and approximately $180 million to sustain operations at existing levels. The most significant single project relates to bringing back idled potash capacity of 1.5 million tonnes at our Lanigan, Saskatchewan operation, including the mill refurbishment and expansion of surface, hoisting and underground facilities. This project, for which we expect to spend $179 million, plus capitalized interest, in 2007, is scheduled to be completed in the second quarter of 2008.

We also intend to bring back 360,000 tonnes of previously idled potash capacity at our Patience Lake, Saskatchewan solution mine. Approximately $92 million, plus capitalized interest, will be invested in the construction of approximately 20 additional injection wells and pumping and piping systems, with $21 million of that expected to be spent in 2007. The project is estimated to take 18 months to complete.

We began a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 1.2 million tonnes from 2006 levels, increasing capacity at Cory to 2.0 million tonnes. The project will cost approximately $775 million, plus capitalized interest, including $70 million for 750,000 tonnes of new compaction capacity. We expect to spend $38 million, plus capitalized interest, in 2007. Work began in May, 2007 and will take 36 months to complete.

As well, we announced plans for a new 2-million-tonne potash mine and expanded milling operations in New Brunswick, which will raise our projected total annual potash capacity to 14.9 million tonnes by 2011. The four-year construction project will begin once necessary regulatory approvals are obtained and has an estimated cost of $1.6 billion, plus capitalized interest, which includes $100 million for additional upgraded granular production capability. We expect to spend $28 million, plus capitalized interest, in 2007.

In the phosphate division, we have begun construction of three additional silicon tetrafluoride manufacturing units at our Aurora, North Carolina facility. The total cost of this project is approximately $107 million, plus capitalized interest, with $100 million projected to be spent in 2007.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30

			$	%			$	%
Dollars (millions)	2007	2006	Change	Change	2007	2006	Change	Change

Cash provided by operating activities	$526.1	$141.2	$384.9	273	$845.7	$128.7	$717.0	557
Cash used in investing activities	(114.0)	(127.1)	13.1	(10)	(234.2)	(375.9)	141.7	(38)
Cash (used in) provided by financing activities	(416.9)	(57.1)	(359.8)	630	(487.5)	283.0	(770.5)	n/m

n/m = not meaningful

The following table presents summarized working capital information as at June 30, 2007 compared to December 31, 2006:

	June 30,	December 31,	$	%
Dollars (millions) except ratio amounts	2007	2006	Change	Change

Current assets	$1,484.3	$1,310.2	$174.1	13
Current liabilities	$(760.8)	$(1,103.5)	$342.7	(31)
Working capital	$723.5	$206.7	$516.8	250
Current ratio	1.95	1.19	0.76	64

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

Cash provided by operating activities increased $384.9 million quarter over quarter, largely attributable to $110.6-million higher net income and a $168.2-million increase in cash flow from changes in non-cash operating working capital. The most significant item impacting the change in non-cash operating working capital was cash inflow of $2.7 million from accounts payable and accrued charges as compared to a cash outflow of $86.9 million in the second quarter of 2006. During the three months ended June 30, 2006 accounts payable and accrued charges declined from reductions in income tax, potash production tax and other taxes payable because of lower potash operating income and tax remittances required during the period, and a decline in hedging margin deposits due to falling gas prices. Year over year, cash provided by operating activities increased $717.0 million. The largest factor contributing to the increase was $406.7 million higher change in non-cash operating working capital, which was supplemented by a $183.1-million increase in net income. The change in non-cash operating working capital was significantly influenced by a $446.1 million increase in cash flow from accounts payable and accrued charges which provided cash inflow of $112.1 million in the first six months of 2007 compared to outflow of $334.0 million during the same period of 2006. During the six months ended June 30, 2007, accounts payable and accrued charges increased as: (1) taxes payable increased with higher potash operating income and no final payment required for 2006 Canadian income taxes due to making Canadian installments for 2006 based on expectations higher than actual results; (2) hedge margin deposits increased due to higher natural gas prices; and (3) dividends payable increased due to doubling of the quarterly dividend during second-quarter 2007. This compares to the first six months of 2006 when a decline in accounts payable and accrued charges resulted from (1) reductions in income tax payable because of paying 2005 Canadian income taxes due in first-half 2006 and making Canadian installments for 2006 based on expectations higher than actual results; (2) lower hedging margin deposits as a result of falling gas prices; and (3) payments of incentive compensation accruals related to the company’s performance unit incentive plan (which is evaluated on a three-year cycle and paid every three years).

Cash used in investing activities declined $13.1 million quarter over quarter and $141.7 million year over year. The most significant cash outlays during the first six months of 2007 and 2006 included:

•	During the first quarter of 2007, $9.7 million was paid to settle outstanding amounts related to the December 2006 purchase of additional shares in SQM. During the first quarter of 2006, the company acquired an additional 10-percent interest in the ordinary shares of Sinofert for cash consideration of $126.3 million, which was financed by short-term debt.

•	Our spending on property, plant and equipment was $127.5 million in the second quarter of 2007 and $236.5 million in the first six months, a decrease of $3.6 million and $14.6 million compared to the same periods in 2006, respectively. Approximately 52 percent (2006 — 55 percent) of our consolidated capital expenditures for the second quarter related to the potash segment and 55 percent (2006 — 52 percent) related to the potash segment in the first six months of 2007.

Cash used in financing activities rose $359.8 million during the second quarter and $770.5 million during the first half of 2007 compared to the corresponding periods in 2006, as the company repaid $400.0 million of 10-year bonds that matured in June 2007. Further, during first-half 2006, proceeds of $304.3 million were received from short-term debt to finance the purchase of additional shares in Sinofert early in the year and additions to property, plant and equipment, and for use in operating activities. During the first half of 2007, $71.3 million of short-term debt was repaid from cash provided by operating activities.

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

Principal Debt Instruments

	June 30, 2007

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$-	$86.6	$663.4
Line of credit	75.0	-	18.8	56.2
Commercial paper	750.0	86.6	-	663.4
US shelf registrations	2,000.0	1,350.0	-	250.0	(1)

(1)	$400.0 million of bonds issued under one of the company’s US shelf registration statements have matured; no additional amount is available in respect of the principal of these bonds.

PotashCorp has a $750.0-million syndicated credit facility, renewed in September 2005 for a five-year term and extended in September 2006 for one additional year, which provides for unsecured advances. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of June 30, 2007. The line of credit is renewable annually and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.55:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $590.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million.

Noncompliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at June 30, 2007.

The commercial paper market is a source of “same day” cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade. Our credit rating, as measured by Standard & Poor’s senior debt ratings and Moody’s senior debt ratings, remained unchanged from December 31, 2006 at BBB+ with a stable outlook and Baa1 with a stable outlook, respectively.

We also have a US shelf registration statement under which we may issue up to an additional $250.0 million in unsecured debt securities.

For the first six months of 2007 our weighted average cost of capital was 10.06 percent (2006 — 8.77 percent), of which 94 percent represented equity (2006 — 84 percent).

Outstanding Share Data

The company had 315,879,318 common shares issued and outstanding at June 30, 2007, compared to 314,403,147 common shares issued and outstanding at December 31, 2006. During the second quarter of 2007, the company issued 684,252 common shares pursuant to the exercise of stock options and our dividend reinvestment plan (1,476,171 common shares during the first six months of 2007). At June 30, 2007, there were 14,558,712 options to purchase common shares outstanding under the company’s five stock option plans, as compared to 14,305,644 at December 31, 2006 under four stock option plans.

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

Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. We would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2007, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $407.5 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At June 30, 2007, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and we had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million and cash margins held of approximately $36.5 million to maintain derivatives.

We have guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and Geismar, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The company has met these financial assurance responsibilities as of June 30, 2007. Costs associated with the retirement of long-lived tangible assets are included in the accrued costs reflected in our consolidated financial statements to the extent that a legal liability to retire such assets exists.

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

Derivative Instruments

We use derivative financial instruments to manage exposure to commodity price, interest rate and foreign exchange rate fluctuations. We may choose to enter into certain derivative transactions that may not qualify for hedge accounting treatment under Canadian GAAP, but nonetheless economically hedge certain aspects of our business strategies. These economic hedges are recorded at fair value on our Consolidated Statements of Financial Position and marked-to-market each reporting period. In previous periods, any derivative transactions that were specifically designated (and qualified) for hedge accounting under Canadian GAAP were considered to be off-balance sheet items since they were not recorded at fair value. Effective January 1, 2007, all derivative instruments are recorded on the Consolidated Statements of Financial Position at fair value and marked-to-market each reporting period, except for certain non-financial derivatives that have qualified for and for which we have documented a normal purchase or normal sale exception in accordance with the accounting standards.

Long-term Fixed Price Contracts

Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions)	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share amounts	2007	2007	2006	2006	2006	2006	2005	2005
Sales	$1,353.1	$1,154.7	$1,022.9	$953.5	$928.7	$861.6	$930.5	$938.0

Gross margin	501.4	369.7	299.3	245.8	253.4	203.5	242.2	279.5

Net income	285.7	198.0	186.0	145.2	175.1	125.5	117.1	130.3

Net income per share — basic	0.91	0.63	0.59	0.47	0.56	0.40	0.37	0.40

Net income per share — diluted	0.88	0.62	0.58	0.46	0.55	0.40	0.36	0.39

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2007 were $215.5 million (2006 — $90.6 million). For the first six months of 2007, these sales were $359.7 million (2006 — $164.0 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 18 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2006 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2007.

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

RECENT ACCOUNTING CHANGES

Changes in Accounting Policies

Canada

     Comprehensive Income, Equity, Financial Instruments and Hedges

In January 2005, the CICA issued new guidance relating to comprehensive income, equity, financial instruments and hedges. Under the new standards: (1) a new location for recognizing certain gains and losses — other comprehensive income — has been introduced, providing for certain gains and losses arising from changes in fair value to be temporarily recorded outside the income statement, but in a transparent manner; (2) existing requirements for hedge accounting are extended; and (3) all financial instruments, including derivatives, are to be included on a company’s balance sheet and measured (in some cases) at fair value. The guidance was effective for the first quarter of 2007. These standards were applied prospectively, resulting in adjustments as of January 1, 2007 as described and quantified in Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

United States

     Uncertainty in Income Taxes

In July 2006, the US standard setters issued guidance on accounting for uncertainty in income taxes, prescribing a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that it has taken or expects to take on a tax return. The evaluation of tax positions will be a two-step process, whereby: (1) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The guidance was effective for the first quarter of 2007, resulting in adjustments as of January 1, 2007 as described and quantified in Note 18 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

     Financial Instruments

Effective January 1, 2007, the company adopted CICA Section 3861, “Financial Instruments — Disclosure and Presentation”, which requires entities to provide disclosures in their financial statements that enable users to evaluate: (1) the significance of financial instruments for the entity’s financial position and performance; and (2) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The applicable disclosures required under this standard are included in Notes 4 and 5 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

     Inventories

In June 2007, the CICA issued Section 3031, “Inventories”, which replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards. This Section provides more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008, and is not expected to have a material impact on the company’s consolidated financial statements.

     International Financial Reporting Standards

In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating International Financial Reporting Standards (“IFRS”) into Canadian GAAP”. This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting standards with IFRS. It is anticipated that the decision on the changeover date from current Canadian GAAP to IFRS will be made by March 31, 2008.

United States

     Variable Interest Entities — Clarification

As noted above, the US standard setters issued guidance in April 2006 that was effective January 1, 2007. The implementation of this guidance did not have a material impact on our consolidated financial statements.

     Planned Major Maintenance Activities

In September 2006, the US standard setters issued guidance on accounting for planned major maintenance activities that prohibits use of the accrue-in-advance method of accounting. The guidance was effective for the first quarter of 2007, and did not have a material impact on our consolidated financial statements.

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

We have identified six major corporate categories of risks: markets/business, distribution, operational, financial/information technology, regulatory and integrity/empowerment. Together and separately, these potentially threaten our strategies and could affect our ability to take advantage of opportunities to maximize returns for all stakeholders, as our value proposition requires. Risk threats are intricately interwoven, but they can be reduced by implementing appropriate mitigation activities. Most severe of all risk consequences is a loss of reputation, as that could threaten our earnings, our access to capital or our brand by creating negative opinions of PotashCorp in the minds of employees, customers, investors or our communities.

Risks are plotted on a matrix which recognizes that the inherent risks to the company can be reduced by lowering either the expected frequency or the severity of the consequences. These mitigation activities result in reduced or residual risk levels. Management identifies the most significant residual risks to our strategy and reports to the Board on the mitigation plans to manage them.

The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. A discussion of enterprise-wide risk management can be found on pages 21 to 22 of our 2006 financial review annual report. Risks reported as Major in the financial review annual report include the risks particular to underground mines (including the presence of water-bearing strata in many underground mines around the world, which carries the risk of water inflow) and to the distribution of our product (in particular, railcar shortages). While we are successfully managing water inflows at our New Brunswick operation, the inflow levels increased during the past several months. Additional grouting efforts from above ground have stabilized this inflow quantity at a manageable level. On July 19, 2007 the Board of Directors approved a $1.6 billion project to develop a new 2.0-million—tonne-per-year mine adjacent to the existing mill at Sussex, but in a more geologically stable ore zone. An ongoing water inflow is also being managed at Esterhazy, where we have a 25-percent interest, and our other conventional mines are currently dry. Since December 31, 2006 we initiated several major debottlenecking and expansion projects at our potash operations in Canada, including the abovementioned project at New Brunswick, that will raise our projected total annual potash capacity to 14.9 million tonnes by 2011 and strengthen our leadership position in that nutrient for the benefit of our customers, investors and other stakeholders over the long term. In light of these plans, we have broadened our definition of distribution risk to reflect the potential that inadequate transportation and distribution infrastructure/capacity could inhibit our ability to realize this growth. Railcar shortages, increased transit time, or other disruptions such as rail strikes, derailments or severe weather may cause us to be unable to timely deliver product to North American customers and ports. We are actively engaged in efforts designed to mitigate distribution risk in connection with our plans for potash production capacity growth. The company continues to classify the risks particular to underground mines and to distribution as Major. The company also elevated the risk related to climate change, which has now been preliminarily classified as Major. We have determined that climate change is of sufficient concern to governments, elected officials, non-governmental organizations, community leaders and the general public such that we will, both from a “good corporate citizen” and regulatory point of view, pursue a greenhouse gas mitigation strategy. We have assembled a multidisciplinary task force to assess both the revenue opportunities and the corporate costs of doing so. There have been no other significant changes to management’s assessments during the first six months of 2007.

OUTLOOK

The long-term trends of global population growth along with economic expansion in many developing nations are increasing the demand for crops used in food, animal feed, fiber and fuel. China, for example, experienced GDP growth of 11.9 percent in the second quarter and 11.5 percent for the first half of 2007, putting it on pace for its highest annual growth rate since 1994. As a result, an increasing percentage of the world’s growing population has more money to spend on better-quality, protein-rich diets. These contain higher levels of protein from beef, pork and poultry, which require increased volumes of grains to produce. This, combined with a significant surge of interest in ethanol and biodiesel, is driving the rising demand for crops. Global grain supplies have not been able to keep up and inventories have dropped to extremely low levels. In response, farmers around the world are increasing plantings and fertilizer applications to increase crop yields.

Futures prices for major US crops, including corn, wheat and soybeans, remain favorable for the long term. Large offshore grain consumers such as China, India and the countries of Southeast Asia are expected to increase their purchases of grain from other countries and are also working to produce more internally. This is expected to require significant increases in application rates for all three nutrients, especially potash, and is leading to strong pricing for fertilizer products. In Brazil, agriculture and fertilizer consumption are rebounding strongly after two challenging years of low soybean prices and a rapidly strengthening currency which resulted in distributor and farm credit issues.

Potash supply is very tight, as global customers attempt to rebuild inventories in the face of extremely high consumption. Today, we are allocating product to customers based on available supply and, with production slowed by scheduled annual summer maintenance shutdowns, global inventories are expected to remain tenuous through 2007 and into 2008.

Our North American potash shipments for the 2007 fertilizer year were 38 percent higher than in 2006 and are expected to be about 25 percent higher on a calendar year-over-year basis. We anticipate our 2007 North American volumes will be over 3.4 million tonnes, with offshore volumes expected to exceed 5.9 million tonnes. PotashCorp has announced a $22-per-tonne price increase to North American customers for October 1. Offshore, Brazil could surpass the record 6.4 million tonnes of potash it imported in 2004. Canpotex has announced and implemented price increases in Brazil that total $100 per tonne so far in 2007. A further $25-per-tonne increase is scheduled to take effect on October 1. Buyers in India are expected to raise their total purchases to 4.6 million tonnes from 3.6 million tonnes last year, with a $50-per-tonne price increase taking effect on second-half imports. We anticipate that Southeast Asian customers will also buy more potash than in 2006, and pay $300 per tonne CFR, reflecting a total of $95 in price increases so far in 2007.

Positive agricultural conditions are also raising global demand for nitrogen, which has supported prices and limited the seasonal decline traditionally caused by a lull in demand and lower summer natural gas prices. Concerned about supply availability, US customers are planning purchases in advance of the fall season. We now anticipate that our 2007 gross margin in this segment will exceed our previous record by over 50 percent, including roughly $50 million of hedging gains.

In phosphate, North American and global supply/demand fundamentals for phosphate rock, phosphoric acid and solid fertilizers are extremely tight and are expected to support continued high prices. Tampa reference prices for offshore DAP are expected to remain above the $400-per-tonne level, while North American liquid fertilizer prices are expected to be approximately $100 per tonne higher in the third quarter of 2007 than the same quarter last year. We have announced North American price increases of $50 per tonne on monocal and dical feed phosphate products starting July 1, 2007. In this environment, our phosphate segment could triple the gross margin levels it generated in 2006.

Our 2007 capital expenditures, including spending on the new mine at New Brunswick, continuing projects at Lanigan, Patience Lake and Cory, the Aurora STF project and capitalized interest, are expected to be approximately $640 million, of which $180 million will relate to sustaining capital. Our consolidated effective marginal income tax rate is expected to remain at 30 percent through 2007, while provincial mining and other taxes are now forecast to approximate 15 percent of total potash gross margin in the year.

Based on performance above previous expectations in all three nutrients, we are increasing our range for full year net income from $2.50–$2.83 per diluted share to $3.00–$3.25 per diluted share. We expect third-quarter net income to be in the range of $0.70–$0.80 per diluted share, based on a $1.05 Canadian dollar. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar will typically have an impact of approximately $4.6 million on the foreign exchange line, or $0.01 per share on an after-tax basis, although this is primarily a non-cash item.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after June 30, 2007, are forward-looking statements subject to risks and uncertainties. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this release, including foreign exchange rates, expected growth, results of operations, performance and business prospects and opportunities. While the company considers these factors and assumptions to be reasonable, based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; and government policy changes. Additional risks and uncertainties can be found in our 2006 financial review annual report and in filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this quarterly report on 10-Q and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices where available or prices provided by other external sources. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of June 30, 2007, our estimated derivative commodity instruments’ market risk exposure was $34.2 million (2006 — $57.1 million), based on our natural gas hedging contracts fair-valued at $125.2 million (2006 — $187.1 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2007 through 2016, will generally relate to changes in the spot price of natural gas purchases.

Interest Rate Risk

We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.

As at June 30, 2007, our short-term debt (comprised of commercial paper) was $86.6 million, our current portion of long-term debt maturities was $0.2 million and our long-term portion of debt maturities was $1,356.9 million. Long-term debt maturities, including the current portion, are comprised primarily of $1,350.0 million of notes payable that were issued under our US shelf registration statements at a fixed interest rate. At June 30, 2007, we had no interest rate swap agreements outstanding. At June 30, 2006, we had receive-fixed, pay-variable interest rate swap agreements outstanding with total notional amounts of $300.0 million.

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

Foreign Exchange Risk

We also enter into foreign currency forward contracts for the primary purpose of limiting exposure to exchange rate fluctuations relating to Canadian dollar expenditures and expenditures denominated in currencies other than the US or Canadian dollar. These contracts are not designated as hedging instruments for accounting purposes. Gains or losses resulting from foreign exchange contracts are recognized in earnings in the period in which changes in fair value occur.

As at June 30, 2007, we had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $103.0 million (2006 — $28.0 million) at an average exchange rate of 1.0690 (2006 — 1.1182) per US dollar. The company had also entered into forward contracts to sell US dollars and receive euros in the notional amount of $1.8 million (2006 — $6.5 million) at an average exchange rate of 1.2440 (2006 — 1.2490) per euro, and to sell Canadian dollars and receive euros in the notional amount of Cdn $1.0 million (2006 — $3.7 million) at an average exchange rate of 1.4044 (2006 — 1.3976) per euro. Maturity dates for all forward contracts are within 2007.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 3, 2007, the Company held an annual and special meeting (the “Meeting”) of its shareholders.

(b) At the Meeting, the Company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	AGAINST	WITHHELD*

Frederick J. Blesi	90,091,705	0	40,193
William J. Doyle	90,009,038	0	122,860
John W. Estey	90,092,541	0	39,357
Wade Fetzer III	90,089,199	0	42,699
Dallas J. Howe	90,083,469	0	48,429
Alice D. Laberge	90,086,793	0	45,105
Keith G. Martell	89,986,508	0	145,390
Jeffrey J. McCaig	90,090,231	0	41,667
Mary Mogford	90,091,116	0	40,782
Paul J. Schoenhals	89,868,215	0	263,683
E. Robert Stromberg, Q.C.	88,977,204	0	1,154,694
Elena Viyella de Paliza	90,001,617	0	130,281

(c) The Company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company’s auditors, to hold office until the next annual meeting of the Company’s shareholders. The results of the vote were: 90,009,824 shares for, 25 shares against and 122,247 shares withheld*.

(d) In addition, at the Meeting the shareholders voted on a resolution (attached as Appendix B to the Company’s Management Proxy Circular dated February 20, 2007) approving the adoption of a new stock option plan. The results of the vote were: 81,251,387 shares for and 5,605,192 shares against.

(*)	Number of withheld votes is based upon proxies received prior to the Meeting.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

Exhibit
Number		Description of Document

3	(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3	(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.

Exhibit
Number		Description of Document

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006, incorporated by reference to Exhibit 4(e) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2006.
4	(f)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4	(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4	(h)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4	(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
4	(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated November 29, 2006.

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

Exhibit
Number		Description of Document

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

Exhibit
Number		Description of Document

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended, incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended, incorporated by reference to Exhibit 10(m) to the 2006 Form 10-K.
10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.
10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.
10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10(s) to the 2006 Form 10-K.
10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

Exhibit
Number		Description of Document

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10	(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc., incorporated by reference to Exhibit 10(aa) to the 2006 Form 10-K.
10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.
10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.
10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(ee) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2007.
10	(ff)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11		Statement re Computation of Per Share Earnings.
31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 3, 2007

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 3, 2007

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3	(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006, incorporated by reference to Exhibit 4(e) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2006.
4	(f)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4	(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4	(h)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4	(i)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
4	(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated November 29, 2006.

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

Exhibit
Number		Description of Document

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended, incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended, incorporated by reference to Exhibit 10(m) to the 2006 Form 10-K.
10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.
10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number		Description of Document

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10(s) to the 2006 Form 10-K.
10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10	(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc., incorporated by reference to Exhibit 10(aa) to the 2006 Form 10-K.
10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.
10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.
10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(ee) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2007.
10	(ff)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11		Statement re Computation of Per Share Earnings.
31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.