Form 10-Q
period 2007-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2007-11-07
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

YES ☐     NO ☑

As at October 31, 2007, Potash Corporation of Saskatchewan Inc. had 316,166,129 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$442.5	$325.7
Other short-term investments (Note 2)	112.5	-
Accounts receivable	581.3	442.3
Inventories (Note 3)	433.3	501.3
Prepaid expenses and other current assets	39.9	40.9
Current portion of derivative instrument assets	41.4	-

	1,650.9	1,310.2

Derivative instrument assets	73.5	-
Property, plant and equipment	3,722.9	3,525.8
Investments (Note 4)	2,926.1	1,148.9
Other assets	128.1	105.8
Intangible assets	25.8	29.3
Goodwill	97.0	97.0

	$8,624.3	$6,217.0

Liabilities
Current liabilities
Short-term debt	$92.1	$157.9
Accounts payable and accrued charges	681.1	545.2
Current portion of long-term debt	0.2	400.4

	773.4	1,103.5

Long-term debt (Note 6)	1,337.9	1,357.1
Future income tax liability	1,019.4	632.1
Accrued pension and other post-retirement benefits	237.4	219.6
Accrued environmental costs and asset retirement obligations	122.2	110.3
Other non-current liabilities and deferred credits	3.5	14.1

	3,493.8	3,436.7

Contingencies and Guarantees (Notes 17 and 18, respectively)
Shareholders’ Equity
Share capital (Note 7)	1,456.2	1,431.6
Unlimited authorization of common shares without par value; issued and outstanding 316,114,911 and 314,403,147 at September 30, 2007 and December 31, 2006, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	95.1	62.3
Accumulated other comprehensive income (Note 8)	1,644.8	-
Retained earnings	1,934.4	1,286.4

	5,130.5	2,780.3

	$8,624.3	$6,217.0

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Sales (Note 11)	$1,295.0	$953.5	$3,802.8	$2,743.8
Less: Freight	80.6	65.6	254.8	182.8
Transportation and distribution	31.0	37.6	94.6	104.6
Cost of goods sold	708.3	604.5	2,107.2	1,753.7

Gross Margin	475.1	245.8	1,346.2	702.7

Selling and administrative	43.9	35.9	158.0	114.6
Provincial mining and other taxes	28.2	12.5	95.3	41.2
Foreign exchange loss (gain)	25.9	(4.7)	67.4	9.2
Other income (Note 14)	(29.1)	(21.1)	(111.3)	(72.3)

	68.9	22.6	209.4	92.7

Operating Income	406.2	223.2	1,136.8	610.0
Interest Expense (Note 15)	12.7	25.2	59.0	69.1

Income Before Income Taxes	393.5	198.0	1,077.8	540.9
Income Taxes (Note 9)	150.4	52.8	351.0	95.1

Net Income	$243.1	$145.2	726.8	445.8

Retained Earnings, Beginning of Period			1,286.4	716.9
Change in Accounting Policy (Note 1)			0.2	-
Dividends			(79.0)	(46.5)

Retained Earnings, End of Period			$1,934.4	$1,116.2

Net Income Per Share (Note 10)
Basic	$0.77	$0.47	$2.30	$1.43
Diluted	$0.75	$0.46	$2.25	$1.40

Dividends Per Share	$0.10	$0.05	$0.25	$0.15

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Operating Activities
Net income	$243.1	$145.2	$726.8	$445.8

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	69.5	62.2	216.3	181.4
Stock-based compensation	4.2	2.8	34.7	26.8
Loss (gain) on disposal of property, plant and equipment and long-term investments	0.2	(4.2)	5.6	(3.9)
Provision for plant shutdowns - phosphate segment	-	6.3	-	6.3
Foreign exchange on future income tax	21.4	-	47.5	12.1
Provision for future income tax	52.6	17.8	119.8	3.9
Undistributed earnings of equity investees	(15.7)	(10.6)	(17.6)	(9.1)
Unrealized gain on derivative instruments	(13.0)	-	(18.4)	-
Other long-term liabilities	(25.6)	9.3	(21.3)	11.9

Subtotal of adjustments	93.6	83.6	366.6	229.4

Changes in non-cash operating working capital
Accounts receivable	(100.2)	(52.6)	(139.9)	(1.1)
Inventories	35.5	23.3	51.6	21.8
Prepaid expenses and other current assets	0.8	10.4	1.3	(23.3)
Accounts payable and accrued charges	38.8	15.0	150.9	(319.0)

Subtotal of changes in non-cash operating working capital	(25.1)	(3.9)	63.9	(321.6)

Cash provided by operating activities	311.6	224.9	1,157.3	353.6

Investing Activities
Additions to property, plant and equipment	(145.1)	(133.8)	(381.6)	(384.9)
Purchase of long-term investments	(21.0)	-	(30.7)	(130.0)
Purchase of other short-term investments	(132.5)	-	(132.5)	-
Proceeds from disposal of property, plant and equipment and long-term investments	2.9	7.8	4.2	10.0
Other assets and intangible assets	(0.9)	(0.7)	9.8	2.3

Cash used in investing activities	(296.6)	(126.7)	(530.8)	(502.6)

Cash before financing activities	15.0	98.2	626.5	(149.0)

Financing Activities
Repayment and issue costs of long-term debt obligations	-	(0.3)	(403.6)	(1.0)
Proceeds from (repayment of) short-term debt obligations	5.5	(26.5)	(65.8)	277.8
Dividends	(31.3)	(15.2)	(62.6)	(45.7)
Issuance of common shares	3.6	5.5	22.3	15.4

Cash (used in) provided by financing activities	(22.2)	(36.5)	(509.7)	246.5

(Decrease) Increase in Cash and Cash Equivalents	(7.2)	61.7	116.8	97.5
Cash and Cash Equivalents, Beginning of Period	449.7	129.7	325.7	93.9

Cash and Cash Equivalents, End of Period	$442.5	$191.4	$442.5	$191.4

Cash and cash equivalents comprised of:
Cash	$11.3	$25.7	$11.3	$25.7
Short-term investments	431.2	165.7	431.2	165.7

	$442.5	$191.4	$442.5	$191.4

Supplemental cash flow disclosure
Interest paid	$15.7	$24.4	$71.5	$74.5
Income taxes paid	$59.1	$18.7	$128.2	$243.2

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended
	September 30, 2007
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$393.5	$150.4	$243.1

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	281.5	23.4	258.1
Net losses on derivatives designated as cash flow hedges(2)	(17.0)	(4.7)	(12.3)
Reclassification to income of gains on cash flow hedges(2)	(8.5)	(3.7)	(4.8)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	1.0	-	1.0

Other comprehensive income	257.0	15.0	242.0

Comprehensive income	$650.5	$165.4	$485.1

	Nine Months Ended
	September 30, 2007
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$1,077.8	$351.0	$726.8

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	844.7	57.4	787.3
Net gains on derivatives designated as cash flow hedges(2)	13.9	4.6	9.3
Reclassification to income of gains on cash flow hedges(2)	(39.8)	(13.1)	(26.7)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	5.9	-	5.9

Other comprehensive income	824.7	48.9	775.8

Comprehensive income	$1,902.5	$399.9	$1,502.6

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and other short-term investments

(2)	Natural gas derivative instruments

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007
(in millions of US dollars except share and per-share amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 19. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2006 annual consolidated financial statements, except as described below.

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

Changes in Accounting Policies

Comprehensive Income, Equity, Financial Instruments and Hedges

Effective January 1, 2007, the company adopted Canadian Institute of Chartered Accountants (“CICA”) Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments — Recognition and Measurement” and Section 3865, “Hedges”. These pronouncements increase harmonization with US GAAP. Under the standards:

•	Financial assets are classified as loans and receivables, held-to-maturity, held-for-trading or available-for-sale. Loans and receivables include all loans and receivables except debt securities and are accounted for at amortized cost. Held-to-maturity classification is restricted to fixed maturity instruments that the company intends and is able to hold to maturity and are accounted for at amortized cost. Held-for-trading instruments include all derivative financial instruments not included in a hedging relationship and any designated instruments and are recorded at fair value with realized and unrealized gains and losses reported in net income. The remaining financial assets are classified as available-for-sale. These are recorded at fair value with unrealized gains and losses reported in a new category of the Consolidated Statements of Financial Position under shareholders’ equity called accumulated other comprehensive income (“AOCI”);

•	Financial liabilities are classified as either held-for-trading or other. Held-for-trading instruments are recorded at fair value with realized and unrealized gains and losses reported in net income. Other instruments are accounted for at amortized cost with gains and losses reported in net income in the period that the liability is derecognized; and

•	Derivative instruments (“derivatives”) are classified as held-for-trading unless designated as hedging instruments. All derivatives are recorded at fair value on the Consolidated Statements of Financial Position. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’ fair value are reported in net income and are substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value are initially recognized in other comprehensive income (“OCI”) and the ineffective portion is recorded in net income. Amounts temporarily recorded in AOCI will subsequently be reclassified to net income in the periods when net income is affected by the variability in the cash flows of the hedged item.

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

Stripping Costs Incurred in the Production Phase of a Mining Operation

In March 2006, the Emerging Issues Committee issued Abstract No. 160, “Stripping Costs Incurred in the Production Phase of a Mining Operation” (“EIC-160”). EIC-160 discusses the treatment of costs associated with the activity of removing overburden and other mine waste minerals in the production phase of a mining operation. It concludes that such stripping costs should be accounted for according to the benefit received by the entity and recorded as either a component of inventory or a betterment to the mineral property, depending on the benefit received. The implementation of EIC-160, effective January 1, 2007, resulted in a decrease in inventory of $21.1, a decrease in other assets of $7.4 and an increase in property, plant and equipment of $28.5. The opening balance of these costs at January 1, 2007 was $28.5, additions during the nine months ended September 30, 2007 were $18.4 and amortization was $14.2 for a balance at September 30, 2007 of $32.7. Costs are amortized on a unit-of-production basis over the ore mined from the mineable acreage stripped.

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

Financial Instruments

Effective January 1, 2007, the company adopted CICA Section 3861, “Financial Instruments — Disclosure and Presentation”, which requires entities to provide disclosures in their financial statements that enable users to evaluate: (1) the significance of financial instruments for the entity’s financial position and performance; and (2) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The applicable disclosures required under this standard are included in Notes 5, 6 and 15.

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

2.	Other Short-term Investments

Other short-term investments consist of auction rate securities carried at $112.5 (face value $132.5) as of September 30, 2007, that have been classified as available-for-sale. In prior periods, auction rate securities were included with cash and cash equivalents. The company has not reclassified prior periods as the adjustments are not considered material.

3.	Inventories

	September 30,	December 31,
	2007	2006

Finished products	$191.6	$237.1
Intermediate products	75.2	98.5
Raw materials	60.0	62.4
Materials and supplies	106.5	103.3

	$433.3	$501.3

4.	Investments

During July 2007, the company’s ownership interest in Sinofert was diluted from 20 percent to approximately 19 percent due to issuance of shares of Sinofert.

Also during July 2007, the company purchased an additional 1,011,062 shares of Sociedad Quimica y Minera de Chile S.A. (“SQM”) for cash consideration of $16.8. The company’s ownership interest in SQM remains at approximately 32 percent.

5.	Financial Instruments and Risk Management

Accounting Policies

Financial Assets and Liabilities

The company classifies its financial assets in the following categories: held-to-maturity, held-for-trading, loans and receivables and available-for-sale. The company classifies its financial liabilities in the following categories: held-for-trading and other. Held-for-trading is the required designation for all derivative financial instruments not included in a hedging relationship. The company has not designated any other financial assets or liabilities as held-for-trading. Loans and receivables include non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Available-for-sale financial assets primarily include financial assets that are quoted in an active market.

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

The company enters into natural gas futures, swaps and option agreements to manage the cost of natural gas and generally designates them as cash flow hedges of anticipated transactions. The portion of gain or loss on derivative instruments designated as cash flow hedges that are effective at offsetting changes in the hedged item is reported as a component of AOCI and then is reclassified into cost of goods sold when the product containing the hedged item impacts earnings. Any hedge ineffectiveness is recorded in cost of goods sold in the current period.

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

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Estimated fair values are designed to approximate amounts at which the financial instruments could be exchanged in a current transaction between willing parties. Futures contracts are exchange-traded and fair value is determined based on exchange prices. Swaps and option agreements are traded in the over-the-counter market and fair value is calculated based on a price that is converted to an exchange-equivalent price. Fair value for investments in equity securities and other short-term investments designated as available-for-sale is based on the closing bid price as of the balance sheet date. Where there is no active market, fair value is determined using valuation techniques such as recent arm’s-length market transactions if available; reference to the current market value of a substantially similar instrument; discounted cash flow analysis; and pricing models. If possible, fair value is determined using a valuation technique that is commonly used by market participants to price the instrument and that has been demonstrated to provide reliable estimates of prices obtained in actual market transactions. If observable inputs are not available, such as a situation in which there is little, if any, market activity for the asset (or similar assets) at the measurement date, unobservable inputs are considered. The unobservable inputs used in the pricing model reflect the company’s own expectations about the assumptions that market participants would use in pricing the asset in a current transaction (including assumptions about risk). Where fair value cannot be reliably estimated, assets are carried at cost. Fair value for the company’s investments in other short-term investments, which represent debt securities designated as available-for-sale that are currently considered to be illiquid, is based on valuation techniques which reflect the company’s own expectations about the assumptions that market participants would use in pricing the asset in a current transaction (including assumptions about risk) as of the balance sheet date with the unrealized loss recorded in AOCI.

Other Short-term Investments

Other short-term investments consist of AAA-rated auction rate securities with maturities extending through 2046. Interest rates are typically reset every 28 days through the sale of the securities in a dutch auction process; however, in the event of market illiquidity the interest rate is reset based on a spread to LIBOR. The investments are recorded at fair value in the Consolidated Statements of Financial Position, with unrealized gains and losses, net of related income taxes, recorded in AOCI. The cost of securities sold is based on the specific identification method. Realized gains and losses, including any other than temporary decline in value, on these debt securities are relieved from AOCI and recorded in net income.

Other short-term investments are classified as current assets since they are expected to be realizable within one year from the date of the Consolidated Statements of Financial Position.

Investments

Investments designated as available-for-sale include the company’s investments in Sinofert and ICL. The fair value is recorded in the Consolidated Statements of Financial Position, with unrealized gains and losses, net of related income taxes, recorded in AOCI. The cost of securities sold is based on the specific identification method. Realized gains and losses on these equity securities are relieved from AOCI and recorded in other income.

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

The company manages interest rate exposures by using a diversified portfolio of fixed and floating rate instruments. Its sensitivity to fluctuations in interest rates is substantially limited to certain of its cash and cash equivalents, short-term debt and long-term debt. Generally, cash and cash equivalents and short-term debt are exposed to cash flow risk as these are typically floating rate instruments and long-term debt is subject to price risk as these borrowings are generally at fixed rates. The company has terminated interest rate swaps in prior periods. Hedge accounting on all terminated interest rate swap contracts was discontinued prospectively. The associated gains are being amortized over the remaining term of the related debt as a reduction to interest expense. No interest rate swap contracts were outstanding as at September 30, 2007.

The company uses derivative financial instruments to hedge the future cost of the anticipated natural gas purchases for its US nitrogen and phosphate plants. Under these arrangements, the company receives or makes payments based on the differential between a specified price and the actual spot price of natural gas. The company has certain available lines of credit that are used to reduce cash margin requirements to maintain the derivatives. At September 30, 2007, the company had collected cash margin requirements of $25.0, which were included in accounts payable and accrued charges.

As at September 30, 2007, the company had derivatives qualifying for hedge accounting in the form of futures and swaps which represented a notional amount of 74.5 million MMBtu with maturities in 2007 through 2017. For the three and nine months ended September 30, 2007, respectively, gains of $8.9 and $39.0 were recognized in cost of goods sold, excluding ineffectiveness resulting in a loss of $0.3 for the three months ended September 30, 2007 and a gain of $0.9 for the nine months ended September 30, 2007. Of the deferred gains and losses at September 30, 2007, approximately $29.1 of net gains will be reclassified to cost of goods sold within the next 12 months. Current portion of derivative instrument assets and liabilities represents unrealized gains and losses with settlement dates in the next 12 months.

As at September 30, 2007, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $175.0 at an average exchange rate of 1.0609 per US dollar. The company had also entered into forward contracts to sell US dollars and receive euros in the notional amount of $6.3 at an average exchange rate of 1.3906 per euro, and to sell Canadian dollars and receive euros in the notional amount of Cdn $0.4 at an average exchange rate of 1.4067 per euro. Maturity dates for substantially all forward contracts are within 2007; a small portion mature in 2008 and 2009. The company recognized a gain of $9.1 for the nine months ended September 30, 2007, including a gain of $8.9 for the three months ended September 30, 2007, in foreign exchange (gain) loss related to foreign currency forward contracts classified as held-for-trading. The fair value of these contracts at September 30, 2007, represented a net unrealized gain of $10.5.

The company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. It anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The major concentration of credit risk arises from the company’s receivables. A majority of its sales are in North America and are primarily for use in the agricultural industry. The company seeks to manage the credit risk relating to these sales through a credit management program. Internationally, the company’s products are sold primarily through two export associations whose accounts receivable are substantially insured or secured by letters of credit. At September 30, 2007, $95.2 of accounts receivable was due from Canpotex Limited (“Canpotex”). In addition, the company is exposed to liquidity and credit risk on its other short-term investments due to the current lack of liquidity for the company’s investments in auction rate securities that has existed since August 2007; therefore the company is holding such securities longer than the approximately 28 days that was originally anticipated. The company’s auction rate securities consist of collateralized loan obligations with a face value of $48.3 and collateralized debt obligations with a face value of $84.2. The unrealized decrease in the fair value of other short-term investments is included in AOCI. While the company is uncertain as to when the liquidity for such securities will improve, it currently expects liquidity within a year.

Fair Value

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable and accrued charges is assumed to approximate carrying value. The effective interest rate on the company’s other short-term investments at September 30, 2007 was 7.13%. The effective interest rate on the company’s short-term debt at September 30, 2007 was 5.48%. The fair value of the company’s gas hedging contracts at September 30, 2007 approximated $102.0 (including liabilities of $0.8 recorded in accounts payable and accrued charges and $1.0 recorded in other non-current liabilities and deferred credits) using discount rates between 4.58% and 5.23% depending on the settlement date. The fair value of the company’s notes payable at September 30, 2007 approximated $1,340.7 and reflects a current yield valuation based on observed market prices. The current yield on the notes payable ranges from 5.50% to 6.56%. The fair value of the company’s other long-term debt instruments approximated carrying value.

6.	Long-term Debt

In February 2007, the company entered into a back-to-back loan arrangement involving certain financial assets and financial liabilities. The company has presented $195.0 of financial assets and financial liabilities on a net basis because a legal right to set-off exists, and it intends to settle with the same party on a net basis. The company incurred $3.2 of debt issue costs as a result of this arrangement which were included as a reduction to long-term debt and are being amortized using the effective interest rate method over the term of the related liability.

Long-term debt is comprised of the following:

	September 30		December 31
	2007		2006

		Effective Interest
		Rate(1)

Notes Payable
7.125% notes payable June 15, 2007	$-	-	$400.0
7.750% notes payable May 31, 2011	600.0	7.65%	600.0
4.875% notes payable March 1, 2013	250.0	5.08%	250.0
5.875% notes payable December 1, 2036	500.0	6.11%	500.0
Other	7.1	7.60%	7.5

	1,357.1		1,757.5
Less: Net unamortized debt costs	(25.0)		-
Add: Unamortized swap gains	5.6		-

	1,337.7		1,757.5
Less: Current maturities	(0.2)		(400.4)
Add: Current portion of amortization(2)	0.4		-

	$1,337.9		$1,357.1

(1)	The effective interest rate by instrument includes the impact of swap gains and debt costs.

(2)	The current portion of amortization of debt costs is included in Prepaid expenses and other current assets.

7.	Share Capital

On May 2, 2007, the Board of Directors of PCS approved a three-for-one split of the company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on May 22, 2007. All equity-based benefit plans have been adjusted to reflect the stock split. In this Quarterly Report on Form 10-Q, all share and per-share data have been adjusted to reflect the stock split. Information on an adjusted basis, showing the impact of this split for the first quarter of 2007, and by quarter and total year for 2006 and 2005 is presented in the table below. Comparative results for the second and third quarters of 2007 are also included.

Quarterly Data (Post Split Basis)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Basic net income per share
2007	$0.63	$0.91	$0.77
2006	$0.40	$0.56	$0.47	$0.59	$2.03
2005	$0.39	$0.50	$0.40	$0.37	$1.67
Diluted net income per share
2007	$0.62	$0.88	$0.75
2006	$0.40	$0.55	$0.46	$0.58	$1.98
2005	$0.38	$0.49	$0.39	$0.36	$1.63

Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

8.	Accumulated Other Comprehensive Income

The balances related to each component of accumulated other comprehensive income, net of related income taxes, are as follows:

		Net	Unrealized
	Net	unrealized	foreign
	unrealized	gains on	exchange gains	Total
	holding gains	derivatives	on self-	Accumulated
	on available-	designated as	sustaining	Other
	for-sale	cash flow	foreign	Comprehensive
	securities	hedges	operations	Income

Cumulative effect adjustment at January 1, 2007 (Note 1)	$789.6	$79.4	$-	$869.0
Increase (decrease) for the nine months ended September 30, 2007	787.3	(17.4)	5.9	775.8

Accumulated other comprehensive income, September 30, 2007	$1,576.9	$62.0	$5.9	1,644.8

Retained Earnings, September 30, 2007				1,934.4

Accumulated other comprehensive income and retained earnings, September 30, 2007				$3,579.2

9.	Income Taxes

The company’s consolidated reported income tax rate for the three months ended September 30, 2007 was approximately 38 percent (2006 — 27 percent) and for the nine months ended September 30, 2007 was approximately 33 percent (2006 — 18 percent). For the three and nine months ended September 30, 2007, the consolidated effective income tax rate was 33 percent (2006 — 30 percent). Items to note include the following:

•	A scheduled 2-percentage point reduction in the Canadian federal income tax rate applicable to resource companies, effective at the beginning of 2007, was more than offset by a higher percentage of consolidated income earned in higher-tax jurisdictions during the three and nine months ended September 30, 2007, compared to the same periods in 2006. As a result of the increasing proportion of consolidated income earned in higher-tax jurisdictions, during the third quarter of 2007, it was determined that the consolidated effective rate for the year had increased from 30 percent to 33 percent. The reported income tax rate for the third quarter of 2007 is higher than the effective rate as the impact of this change on prior periods, as applicable, was reflected during the quarter.

•	During the second quarter of 2007, the Government of Canada enacted a reduction of the federal corporate income tax rate to 18.5 percent by 2011. This reduction was in addition to changes enacted by the Government of Canada in the second quarter of 2006 to reduce the federal corporate income tax rate from

23 percent in 2006 to 19 percent by 2010 and reduce the federal corporate surtax from 1.12 percent to nil in 2008. These changes reduced the company’s future income tax liability by $4.7 in the second quarter of 2007 and $22.9 in the second quarter of 2006.

•	In addition to the federal changes noted above, the Province of Saskatchewan enacted changes to the corporate income tax during the quarter ended June 30, 2006, reducing the rate from 17 percent to 12 percent by 2009. These changes resulted in a $21.9 reduction in the company’s future income tax liability in the second quarter of 2006.

•	Income tax refunds totaling $22.4 for the 1999 and 2001-2004 taxation years were recorded during the nine months ended September 30, 2006, $6.6 of which was recognized during the third quarter of 2006. The refunds related to a Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.

10.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2007 of 315,962,000 (2006 — 311,721,000). Basic net income per share for the nine months ended September 30, 2007 is calculated based on the weighted average shares issued and outstanding of 315,444,000 (2006 — 311,344,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2007 was 324,741,000 (2006 — 318,134,000) and for the nine months ended September 30, 2007 was 323,580,000 (2006 — 317,801,000).

11.	Segment Information

The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$427.4	$436.0	$431.6	$-	$1,295.0
Freight	38.3	15.4	26.9	-	80.6
Transportation and distribution	8.7	12.9	9.4	-	31.0
Net sales — third party	380.4	407.7	395.3	-
Cost of goods sold	159.1	283.8	265.4	-	708.3
Gross margin	221.3	123.9	129.9	-	475.1
Depreciation and amortization	15.5	22.2	29.3	2.5	69.5
Inter-segment sales	-	25.0	-	-	-

	Three Months Ended September 30, 2006

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$334.3	$292.6	$326.6	$-	$953.5
Freight	33.6	9.4	22.6	-	65.6
Transportation and distribution	10.5	13.4	13.7	-	37.6
Net sales — third party	290.2	269.8	290.3	-
Cost of goods sold	136.6	207.4	260.5	-	604.5
Gross margin	153.6	62.4	29.8	-	245.8
Depreciation and amortization	16.4	19.5	23.3	3.0	62.2
Inter-segment sales	0.2	25.4	0.9	-	-

	Nine Months Ended September 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$1,318.1	$1,336.8	$1,147.9	$-	$3,802.8
Freight	135.0	40.0	79.8	-	254.8
Transportation and distribution	30.9	39.1	24.6	-	94.6
Net sales — third party	1,152.2	1,257.7	1,043.5	-
Cost of goods sold	496.3	858.3	752.6	-	2,107.2
Gross margin	655.9	399.4	290.9	-	1,346.2
Depreciation and amortization	54.4	65.5	88.6	7.8	216.3
Inter-segment sales	-	84.1	1.9	-	-

	Nine Months Ended September 30, 2006

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$856.5	$966.9	$920.4	$-	$2,743.8
Freight	91.4	28.1	63.3	-	182.8
Transportation and distribution	28.9	40.3	35.4	-	104.6
Net sales — third party	736.2	898.5	821.7	-
Cost of goods sold	359.0	665.0	729.7	-	1,753.7
Gross margin	377.2	233.5	92.0	-	702.7
Depreciation and amortization	43.2	57.8	70.5	9.9	181.4
Inter-segment sales	5.0	85.8	5.5	-	-

12.	Stock-Based Compensation

On May 3, 2007, the company’s shareholders approved the 2007 Performance Option Plan under which the company may, after February 20, 2007 and before January 1, 2008, issue options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2007, options to purchase a total of 1,730,550 common shares have been granted under the plan. The weighted average fair value of options granted was $22.68 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	29%
Risk-free interest rate	4.48%
Expected life of options	6.4 years

13.	Pension and Other Post-Retirement Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
Defined Benefit Pension Plans	2007	2006	2007	2006

Service cost	$3.9	$3.6	$11.5	$10.8
Interest cost	9.1	8.5	27.3	25.3
Expected return on plan assets	(10.7)	(9.7)	(32.1)	(28.9)
Net amortization and change in valuation allowance	3.2	3.5	9.6	10.4

Net expense	$5.5	$5.9	$16.3	$17.6

	Three Months		Nine Months
	Ended September 30		Ended September 30
Other Post-Retirement Plans	2007	2006	2007	2006

Service cost	$1.5	$1.1	$4.4	$3.5
Interest cost	3.6	3.2	10.6	9.3
Net amortization	0.1	(0.1)	0.4	(0.3)

Net expense	$5.2	$4.2	$15.4	$12.5

For the three months ended September 30, 2007, the company contributed $39.4 to its defined benefit pension plans, $0.4 to its defined contribution pension plans and $2.0 to its other post-retirement plans. Contributions for the nine months ended September 30, 2007 were $56.2 to its defined benefit pension plans, $13.2 to its defined contribution pension plans and $6.2 to its other post-retirement plans. Total 2007 contributions to these plans are expected to approximate $124.3 for the year ended December 31, 2007.

14.	Other Income

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006

Share of earnings of equity investees	$15.4	$10.6	$58.2	$39.0
Dividend income	8.8	9.0	47.5	21.1
Other	4.9	1.5	5.6	12.2

	$29.1	$21.1	$111.3	$72.3

15.	Interest Expense

	Three Months		Nine Months
	Ended September 30		EndedSeptember 30
	2007	2006	2007	2006

Interest expense on
Short-term debt	$1.9	$11.9	$7.7	$28.5
Long-term debt	24.4	23.7	86.3	70.7
Interest capitalized to property, plant and equipment	(5.7)	(4.0)	(14.5)	(13.3)
Interest income	(7.9)	(6.4)	(20.5)	(16.8)

	$12.7	$25.2	$59.0	$69.1

16.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

17.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first nine months of 2007 or 2006.

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

In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party have shared the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Soil excavation activities are expected to begin by the end of 2008. The USEPA has issued letters to PCS and five other alleged potentially responsible parties and negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously-incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. In the third quarter of 2007, the Court issued its decision for the first phase of the case in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. PCS Nitrogen has also filed third-party complaints in the case against owners and operators that should be responsible parties with respect to the site. PCS Nitrogen is going to pursue these third-party complaints in the second phase of the case during which the Court will enter a final decision regarding the allocation and amount of any such liability. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

PCS Phosphate, along with several other entities has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non joint and several basis, with the Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $20.0. The removal activities commenced at the Site in August 2007. We anticipate recovering some portion of our expenditures in this matter from other liable parties. USEPA is evaluating response actions for PCB impacted sediments downstream of the Site but has not issued a final remedy for those sediments.

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

Certain of the company’s facilities have asbestos-containing materials which the company will be obligated to remove and dispose should the asbestos become friable (i.e., readily crumbled or powdered) or should the property be demolished. As of September 30, 2007, the company has not recognized a conditional asset retirement obligation in its interim condensed consolidated financial statements for certain locations where asbestos exists, because it does not have sufficient information to estimate the fair value of the obligation. As a result of the longevity of these facilities (due in part to maintenance procedures) and the fact that the company does not have plans for major changes that would require the removal of this asbestos, the timing of the removal is indeterminable and the time over which the company may settle the obligation cannot be reasonably estimated as at September 30, 2007. The company would recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

18.	Guarantees

In the normal course of operations, the company provides indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these guarantees (apart from any appropriate accruals relating to the underlying potential liabilities).

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2007, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $414.4. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2007, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $25.0 to maintain derivatives, which are included in accounts payable and accrued charges.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs Agricultural Chemicals, Inc. and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The company has met its financial assurance responsibilities as of September 30, 2007. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

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

19.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles

Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission, the effect of these principal differences on the company’s interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 32 to the consolidated financial statements for the year ended December 31, 2006 in the company’s 2006 financial review annual report.

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

(e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at September 30, 2007 and 2006, the start-up costs deferred for Canadian GAAP were not material.

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

(j) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. Effective January 1, 2006, US GAAP requires that these liability awards be measured at fair value at each reporting period. As at September 30, 2007, the difference between Canadian and US GAAP was not significant. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes.

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

(o) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended September 30, 2007, income taxes paid under US GAAP were $59.1 (2006 — $42.0) and for the nine months ended September 30, 2007, income taxes paid under US GAAP were $128.2 (2006 — $282.3).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006

Net income as reported — Canadian GAAP	$243.1	$145.2	$726.8	$445.8
Items increasing (decreasing) reported net income
Cash flow hedge ineffectiveness	-	(4.8)	-	(4.2)
Depreciation and amortization	2.1	2.1	6.3	6.3
Stock-based compensation	(1.4)	(0.4)	(0.4)	1.5
Stripping costs	(0.5)	3.4	(8.8)	5.6
Share of earnings of equity investees	(0.6)	-	(1.2)	0.5
Pension and other post-retirement benefits	0.7	-	2.1	-
Deferred income taxes related to the above adjustments	(0.1)	(3.1)	0.5	5.2
Income taxes related to US GAAP effective rate	13.6	-	-	-

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006

Income taxes related to stock-based compensation	(3.4)	(2.8)	(11.4)	(7.2)
Income taxes related to uncertain income tax positions	25.4	-	23.4	-

Net income — US GAAP	$278.9	$139.6	$737.3	$453.5

Basic weighted average shares outstanding — US GAAP	315,458,000	311,721,000	315,444,000	311,344,000

Diluted weighted average shares outstanding — US GAAP	323,349,000	318,134,000	323,563,000	317,801,000

Basic net income per share — US GAAP	$0.88	$0.45	$2.34	$1.46

Diluted net income per share — US GAAP	$0.86	$0.44	$2.28	$1.43

	September 30,	December 31,
	2007	2006

Total assets as reported — Canadian GAAP	$8,624.3	$6,217.0
Items increasing (decreasing) reported total assets
Inventory	-	8.0
Available-for-sale securities (unrealized holding gains and losses)	-	889.9
Fair value of derivative instruments	-	120.3
Property, plant and equipment	(103.4)	(109.7)
Exploration costs	(6.4)	(6.4)
Stripping costs	(30.6)	(21.8)
Deferred debt costs	-	(23.9)
Pension and other post-retirement benefits	(34.0)	6.7
Investment in equity investees	3.0	5.5
Income tax asset related to uncertain income tax positions	26.5	-
Goodwill	(46.7)	(46.7)

Total assets — US GAAP	$8,432.7	$7,038.9

	September 30,	December 31,
	2007	2006

Total shareholders’ equity as reported — Canadian GAAP	$5,130.5	$2,780.3
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Unrealized gains and losses on available-for-sale securities	-	792.0
Gains and losses on derivatives designated as cash flow hedges	-	79.4
Cumulative-effect adjustment in respect of uncertain tax positions	(1.2)	-
Pension and other post-retirement benefits	(112.1)	(117.9)
Share of accumulated other comprehensive income of equity investees	-	0.9
Foreign currency translation adjustment	(20.9)	(20.9)
Foreign currency translation adjustment	20.9	20.9
Provision for asset impairment	(218.0)	(218.0)
Depreciation and amortization	67.9	61.6
Exploration costs	(6.4)	(6.4)
Stripping costs	(30.6)	2.6

	September 30,	December 31,
	2007	2006

Cash flow hedge ineffectiveness	-	0.4
Pension and other post-retirement benefits	18.2	16.1
Share of earnings of equity investees	3.0	4.2
Deferred income taxes relating to the above adjustments	32.8	24.0
Income taxes related to uncertain income tax positions	23.4	-
Cumulative-effect adjustment to retained earnings in respect of stripping costs	-	(16.3)
Cumulative-effect adjustment to retained earnings in respect of uncertain income tax positions	57.5	-

Shareholders’ equity — US GAAP	$4,965.0	$3,402.9

	Nine Months
	Ended September 30
	2007	2006

Net income — US GAAP	$737.3	$453.5

Other comprehensive income
Increase in unrealized gains on available-for-sale securities	842.6	302.2
Net gains (losses) on derivatives designated as cash flow hedges	13.9	(58.7)
Reclassification to income of (gains) losses on cash flow hedges	(39.8)	(51.6)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	5.9	-
Pension and other post-retirement benefits	8.7	-
Share of OCI of equity investees	(1.3)	0.2
Deferred income taxes related to other comprehensive income	(51.7)	22.2

Other comprehensive income, net of related income taxes	778.3	214.3

Comprehensive income — US GAAP	$1,515.6	$667.8

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

The company adopted the provisions of FIN No. 48 effective January 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a decrease in the net tax liability for unrecognized tax benefits, reducing the liability by $56.3 to $34.2. This was accounted for as a cumulative effect adjustment increasing the balance in retained earnings at January 1, 2007 by $57.5 and decreasing the balance in accumulated other comprehensive income by $1.2. At September 30, 2007, the company had an asset of $26.5 and a liability of $37.3 for previously unrecognized income tax benefits.

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

20.  Comparative Figures

Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of November 7, 2007. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp has built a global business on the natural nutrients potash, phosphate and nitrogen. Our products serve three different markets: fertilizer, industrial and animal feed. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers, many of whom tend to buy under contract; spot sales occur in the offshore markets but are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.

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

	Representative	Performance
Goal	2007 Annual Target	to September 30, 2007
To continue to outperform our sector and other basic materials companies in total shareholder return.	Exceed total shareholder return performance for our sector and companies on the DJUSBM for 2007.	PotashCorp’s total shareholder return was 121 percent in the first nine months of 2007, exceeding the DJUSBM return of 25 percent and our sector average return of 70 percent.

To be the low-cost supplier on a delivered basis in our industry through ongoing cost reduction management.	Achieve 3-percent reduction in per-tonne potash conversion costs on a Canadian dollar basis.	Potash conversion costs were reduced 2 percent per tonne on a Canadian dollar basis during the first nine months of 2007 when compared to the 2006 annual average. Compared to the nine months ended September 30, 2006, per-tonne potash conversion costs were reduced 7 percent.

	Improve energy efficiency in Trinidad by 3 percent from 2006.	Trinidad energy efficiency rate improved almost 3 percent during the first nine months of 2007 compared to the 2006 annual average.

	Achieve rock costs at Aurora and White Springs 1 percent below 2006.	Rock costs at Aurora increased 3 percent and White Springs increased 1 percent during the first nine months of 2007 compared to the 2006 annual average. Compared to the first nine months of 2006, per-tonne rock costs increased 2 percent at Aurora and 3 percent at White Springs.

	Representative	Performance
Goal	2007 Annual Target	to September 30, 2007
To remain the leader and preferred supplier of potash, nitrogen and phosphate products worldwide.	Potash gross margin to exceed $800 million, more than 40 percent above 2006.	Potash gross margin was $655.9 million for the first nine months of 2007, representing 82 percent of the 2007 annual target and an increase of 74 percent compared to the first nine months of 2006.

	Phosphate gross margin to be up by 50 percent from 2006.	Phosphate gross margin was $290.9 million, up 216 percent for the first nine months of 2007 compared to the corresponding period in 2006. This nine-month gross margin represents 155 percent of the 2007 annual target.

	Nitrogen gross margin to exceed $325 million.	Nitrogen gross margin was $399.4 million for the first nine months of 2007, representing 123 percent of the 2007 annual target and an increase of 71 percent compared to the first nine months of 2006.

To move closer to our goal of no harm to people, no accidents, no damage to the environment.	Reduce recordable injury rate by 15 percent from 2006.	Recordable injury rate increased 13 percent for the first nine months of 2007 compared to the 2006 annual level. As compared to the nine months ended September 30, 2006, recordable injury rate increased 16 percent.

	Reduce lost-time injury rate by 40 percent from 2006.	Lost-time injury rate was reduced 74 percent for the first nine months of 2007 as compared to the 2006 annual level. As compared to the nine months ended September 30, 2006, lost-time injury rate was reduced 71 percent.

	Reduce reportable releases and permit excursions by 10 percent from 2006.	Reportable release rate on an annualized basis declined 11 percent while annualized permit excursions were down 50 percent during the first nine months of 2007 compared to 2006 annual levels. Compared to the first nine months of 2006, reportable releases dropped 25 percent while permit excursions were reduced 57 percent.

FINANCIAL OVERVIEW

This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 19 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share. Note that as discussed below in the section titled, “Three-for-One Stock Split”, the Board of Directors of PCS approved a three-for-one split of the company’s outstanding common shares in the form of a stock dividend during the second quarter of 2007. As such, all share and per-share data have been adjusted to reflect the stock split. All amounts in dollars are expressed as US dollars unless otherwise indicated. Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2006 financial review annual report.

Three-for-One Stock Split

On May 2, 2007, the Board of Directors of PCS approved a three-for-one split of the company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on May 22, 2007. All equity-based benefit plans have been adjusted to reflect the stock split. In this Quarterly Report on Form 10-Q, all share and per-share data have been adjusted to reflect the stock split. Information on an adjusted basis, showing the impact of this split for the first quarter of 2007, and by quarter and total year for 2006 and 2005 is presented in the table below. Comparative results for the second and third quarters of 2007 are also included.

	First	Second	Third	Fourth
Quarterly Data (Post Split Basis)	Quarter	Quarter	Quarter	Quarter	Year

Basic net income per share
2007	$0.63	$0.91	$0.77
2006	$0.40	$0.56	$0.47	$0.59	$2.03
2005	$0.39	$0.50	$0.40	$0.37	$1.67
Diluted net income per share
2007	$0.62	$0.88	$0.75
2006	$0.40	$0.55	$0.46	$0.58	$1.98
2005	$0.38	$0.49	$0.39	$0.36	$1.63

Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter; therefore, quarterly amounts may not add to the annual total.

Earnings Guidance

The company’s guidance for the third quarter of 2007 was earnings per share in the range of $0.70 to $0.80 per share, assuming a period end exchange rate of 1.05 Canadian dollars per US dollar and consolidated effective income tax rate of 30 percent. The final result was net income of $243.1 million, or $0.75 per share, with a period-end exchange rate of 0.9963 Canadian dollars per US dollar and a consolidated effective income tax rate of 33 percent.

Overview of Actual Results

Operations

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
(Dollars millions – except per-share amounts)	2007	2006	Change	Change	2007	2006	Change	Change

Sales	$1,295.0	$953.5	$341.5	36	$3,802.8	$2,743.8	$1,059.0	39
Freight	80.6	65.6	15.0	23	254.8	182.8	72.0	39
Transportation and distribution	31.0	37.6	(6.6)	(18)	94.6	104.6	(10.0)	(10)
Cost of goods sold	708.3	604.5	103.8	17	2,107.2	1,753.7	353.5	20

Gross margin	$475.1	$245.8	$229.3	93	$1,346.2	$702.7	$643.5	92

Operating income	$406.2	$223.2	$183.0	82	$1,136.8	$610.0	$526.8	86

Net income	$243.1	$145.2	$97.9	67	$726.8	$445.8	$281.0	63

Net income per share — basic	$0.77	$0.47	$0.30	64	$2.30	$1.43	$0.87	61

Net income per share — diluted	$0.75	$0.46	$0.29	63	$2.25	$1.40	$0.85	61

With continuing strong market conditions for all three nutrients, third-quarter earnings of $0.75 per share ($243.1 million) were 63 percent higher than last year’s third quarter. These earnings were the second highest quarterly total in the company’s history, surpassed only by those earned in the second quarter of 2007. Earnings for the first nine months of 2007 reached $726.8 million ($2.25 per share), a 63-percent increase over the first nine months of last year and higher than the full-year 2006 total of $631.8 million. This reflects the continuing long-term growth of global fertilizer markets and our ability to deliver on strategies set years ago. We are now benefiting from rapidly growing economies in the developing world which increases the demand for crops used in food, animal feed, fiber and fuel.

Gross margin of $475.1 million was a third-quarter record, up from $245.8 million in the same period last year. Gross margin of $1,346.2 million in the first nine months of 2007 almost doubled that for the same period in 2006, and now exceeds our previous full-year gross margin record of $1,125.0 million set in 2005. The combination of rising global population, higher incomes and increased protein consumption in many countries continues to propel strong demand for agricultural commodities, pushing prices for many key crops to record levels. Against this backdrop, the world’s stocks-to-use ratio for wheat and coarse grains declined in the quarter to 14.6 percent, the lowest level ever recorded by the United States Department of Agriculture (“USDA”). Together, these conditions provide farmers in all regions with the foundation for vastly improved profitability. They are therefore motivated to increase plantings and invest in fertilizer to maximize yields, continuing the strong demand for nitrogen, phosphate and potash. With good growing conditions in the summer and excellent fall weather in the United States, the USDA predicted that the corn crop currently being harvested will be a record. That crop removed significant levels of nutrients from the soil, necessitating increased fertilization for future production. US dealer inventories for all three nutrients were depleted during the second quarter and many customers began restocking in the third quarter, if and where product was available. North American producer inventories remained thin at the end of the quarter. More acreage has already been dedicated to winter wheat plantings, strongly kicking off the US fall fertilizer season.

Potash gross margin rose to $221.3 million from $153.6 million in the same period last year and was the second highest quarterly total in our history. The improvement is largely a reflection of higher prices, although total volumes increased slightly over the levels of last year’s third quarter when China and India were purchasing heavily to catch up on shortfalls caused by extended price negotiations. Potash gross margin for the first nine months of 2007 climbed to $655.9 million, up from $377.2 million in the first nine months of last year and approaching our full-year record potash gross margin of $707.4 million in 2005. North American realized potash prices contributed to this result, improving by 20 percent ($33 per tonne) quarter over quarter. Third-quarter nitrogen gross margin of $123.9 million was almost double the $62.4 million in the same period last year and raised our total for the first nine months of 2007 to $399.4 million, surpassing the record full-year gross margin of $318.7 million set in 2005. Higher prices and continuing strong demand resulted in record phosphate gross margin of $129.9 million for the quarter, compared to $29.8 million in the year-earlier period. This raised our phosphate gross margin to $290.9 million for the first nine months of 2007.

Selling and administrative expenses for the third quarter and the first nine months of 2007 were $8.0 million higher than in the same quarter last year and $43.4 million higher than the first nine months of 2006, respectively, due primarily to higher incentive plan accruals related to share price appreciation and stronger results quarter over quarter and year over year. Provincial mining and other taxes increased 126 percent quarter over quarter and 131 percent year over year, as potash profit per tonne and potash sales volumes increased substantially compared to the same periods last year. The strengthening of the Canadian dollar at September 30, 2007 compared to year-end 2006 and June 30, 2007 had a negative impact on earnings as it contributed to a primarily non-cash foreign-exchange loss of $25.9 million for the third quarter and $67.4 million for the first nine months of 2007. This compares to gains of $4.7 million in the third quarter of 2006 and losses of $9.2 million in the first nine months of 2006. Other income increased significantly as our investments in Israel Chemicals Ltd. (“ICL”), Arab Potash Company Limited (“APC”) and Sociedad Quimica y Minera de Chile (“SQM”) contributed $24.2 million during the three months ended September 30, 2007 and, along with Sinofert Holdings Limited (“Sinofert”), contributed $105.7 million during the first nine months of the year, 23 percent higher than the amount earned in the third quarter of 2006 and 76 percent higher than the amount earned in the first nine months of last year.

Our consolidated reported income tax rate for the three months ended September 30, 2007 was 38 percent as compared to 27 percent in the same period of last year. For the three and nine months ended September 30, 2007, the consolidated effective income tax rate was 33 percent (2006 — 30 percent). Canadian federal and provincial income tax rate reductions and income tax recoveries contributed $6.6 million to earnings during the third quarter of 2006 and $67.2 million for the first nine months of 2006, significantly higher than the $4.7 million recorded during the first nine months of 2007, none of which impacted the third quarter. Further, the 2007 annual consolidated effective income tax rate was increased from 30 percent to 33 percent during the third quarter of 2007, largely as a result of the increasing proportion of consolidated income earned in higher-tax jurisdictions.

Balance Sheet

Effective January 1, 2007 the company adopted new accounting standards for financial instruments and hedging activities on a prospective basis; accordingly comparative amounts for prior periods have not been restated. The new standards had the following impact on the company’s Consolidated Statements of Financial Position as of September 30, 2007:

•	The fair value of available-for-sale investments are recorded as assets on the Consolidated Statements of Financial Position. The company has classified its investments in ICL and Sinofert as available-for-sale and therefore has recorded these investments at their fair value, resulting in a balance of unrealized holding gains in investments of $1,752.5 million, accumulated other comprehensive income of $1,590.3 million and future income tax liability of $162.2 million as of September 30, 2007. The total balance recorded in investments related to ICL and Sinofert as of September 30, 2007 was $2,143.9 million. In previous periods these investments had been recorded at cost which, as of December 31, 2006 and September 30, 2007, was $167.7 million for ICL and $223.7 million for Sinofert.

•	Derivative instruments are generally recorded on the Consolidated Statements of Financial Position at fair value. At September 30, 2007, the fair value of the company’s derivative instrument assets represented a current asset of $41.4 million and a long-term asset of $73.5 million. Of the total, $104.4 million related to natural gas swap, option and physical gas purchase contracts, with $103.8 million of the swap contracts designated as accounting hedges; $10.5 million related to foreign currency forward contracts. As of December 31, 2006, no such derivative instrument assets were recorded on the balance sheet. As of September 30, 2007, the current portion of derivative instrument liabilities of $0.8 million related to natural gas futures contracts was included in accounts payable and accrued charges and $1.0 million was included in other long-term liabilities. Gains of $62.0 million on the contracts designated as accounting hedges have been recognized in accumulated other comprehensive income, net of income taxes, as of September 30, 2007, to the extent those hedges are effective; ineffectiveness of $0.9 million arising from January 1 to September 30, 2007 has been recognized through net income, including a net reduction to the total of $0.3 million recognized during the third quarter. The future income tax liability associated with these instruments was $40.1 million. Net realized and unrealized gains recognized in net income on physical gas purchase contracts and options not qualifying for hedge accounting arising from January 1 to September 30,

2007 were insignificant; no amounts were recorded in net income during the first nine months of 2006. Hedge ineffectiveness existing on derivative instruments as of January 1, 2007 was recorded as a cumulative effect adjustment to opening retained earnings, net of income tax, resulting in an increase in retained earnings of $0.2 million and a decrease in accumulated other comprehensive income of $0.2 million.

•	Bond issue costs were reclassified from other assets to long-term debt and deferred swap gains were reclassified from other non-current liabilities to long-term debt, resulting in a reduction in other assets of $23.9 million, a reduction in other non-current liabilities of $6.6 million and a reduction in long-term debt of $17.3 million at January 1, 2007. These costs are amortized using the effective interest rate method, and will continue to be amortized over the term of the related liability. As of September 30, 2007, unamortized bond issue costs decreased long-term debt by $25.0 million while unamortized deferred swap gains increased long-term debt by $5.6 million.

During the third quarter of 2007, the company recorded investments in auction rate securities in other short-term investments, which it classified as available-for-sale. As of September 30, 2007, the balance recorded in other short-term investments was $112.5 million (face value $132.5 million), resulting in a balance of unrealized holding losses in other short-term investments of $20.0 million and accumulated other comprehensive income reduction of $13.4 million, after income taxes. The unrealized loss represents the company’s estimate of possible diminution in value as of September 30, 2007 resulting from the lack of current liquidity for the company’s other short-term investments at period-end. In prior periods, auction rate securities were included with cash and cash equivalents. The company has not reclassified prior periods as the adjustments are not considered material.

Total assets were $8,624.3 million at September 30, 2007, an increase of $2,407.3 million or 39 percent over December 31, 2006. Total liabilities increased by $57.1 million from December 31, 2006 to $3,493.8 million at September 30, 2007, and total shareholders’ equity increased by $2,350.2 million during the same period to $5,130.5 million.

The largest contributors to the increase in assets during the first nine months of 2007 were investments in available-for-sale securities and derivative instruments as described above, cash and cash equivalents, other short-term investments, property, plant and equipment and accounts receivable. The total of cash and cash equivalents plus other short-term investments increased $229.3 million, largely due to cash flow from operations, which was $1,157.3 million during the first nine months of 2007. We made additions to property, plant and equipment of $381.6 million ($223.7 million, or 59 percent, of which related to the potash segment). Accounts receivable increased $139.0 million or 31 percent compared to December 31, 2006 as a result of the timing of cash receipts related to the 37 percent increase in sales for the month of September 2007 compared to the month of December 2006. These were partially offset by a $68.0 million decline in inventories as they were drawn down due to strong demand that exceeded the company’s production, which was interrupted due to regularly scheduled maintenance at certain locations.

Liabilities increased despite cash flow from operations being used to repay $65.8 million of short-term debt and $400.4 million of long-term debt during the first nine months of the year, including $400.0 million of 7.125 percent 10-year bonds. This reduction was more than offset by higher future income tax liability and accounts payable and accrued charges. Future income tax liability increased $387.3 million, of which $202.3 million was attributable to the adoption of new accounting standards for financial instruments and hedging activities as described above with the remainder primarily driven by the impact of the strengthening Canadian dollar and higher income earned during the first nine months of 2007. Accounts payable and accrued charges were $135.9 million higher than at December 31, 2006 as income taxes payable were up $59.1 million due to higher income earned the first nine months of 2007, accrued payroll was up $27.9 million due to higher incentive plan accruals related to share price appreciation and stronger results quarter over quarter and year over year and dividends payable were up $16.0 million due to the company doubling its quarterly cash dividend in May 2007.

Share capital, retained earnings and contributed surplus all increased at September 30, 2007 compared to December 31, 2006. Share capital was $24.6 million higher due to the issuance of common shares arising from stock option exercises and our dividend reinvestment plan. Recognition of compensation cost associated with our stock-based compensation plans increased contributed surplus by $34.7 million while the issuance of common shares arising from stock option exercises reduced the balance, for a net increase of $32.8 million. Net earnings of $726.8 million for the first nine months of 2007 increased retained earnings while dividends declared of $79.0 million and a cumulative effect adjustment related to the adoption of new accounting standards effective January 1, 2007 (as described above) reduced the balance, for a net increase in retained earnings of $648.0 million at September 30, 2007 compared to December 31, 2006. The company has also added a new line in the equity section of the Consolidated Statements of Financial Position for accumulated other comprehensive income as a result of new accounting standards effective January 1, 2007, as described above. Balances comprising accumulated other comprehensive income include (net of related income taxes) $1,576.9 million in net unrealized holding gains on our available-for-sale securities, $62.0 million in net unrealized gains on our natural gas derivatives that qualify for hedge accounting and $5.9 million in unrealized foreign exchange gains on translation of our self-sustaining foreign operations.

Business Segment Review

Note 11 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance where applicable to give further insight into these results. Certain of the prior periods’ figures have been reclassified to conform to the current periods’ presentation.

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$427.4	$334.3	28
Freight	38.3	33.6	14
Transportation and distribution	8.7	10.5	(17)

Net Sales	$380.4	$290.2	31

Manufactured product
Net sales
North American	$138.4	$108.8	27	710	673	5	$194.82	$161.89	20
Offshore	239.7	179.4	34	1,442	1,410	2	$166.20	$127.22	31

	378.1	288.2	31	2,152	2,083	3	$175.64	$138.42	27
Cost of goods sold	157.2	134.8					$22.45	$29.63	(24)

Gross margin	220.9	153.4					$153.19	$108.79	41

Other miscellaneous and purchased product
Net sales	2.3	2.0	15
Cost of goods sold	1.9	1.8	6

Gross margin	0.4	0.2	100

Gross margin	$221.3	$153.6	44				$153.47	$108.94	41

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$1,318.1	$856.5	54
Freight	135.0	91.4	48
Transportation and distribution	30.9	28.9	7

Net sales	$1,152.2	$736.2	57

Manufactured product
Net sales
North American	$482.0	$329.9	46	2,653	1,939	37	$181.63	$170.13	7
Offshore	661.8	398.6	66	4,477	3,093	45	$147.82	$128.88	15

	1,143.8	728.5	57	7,130	5,032	42	$160.40	$144.77	11
Cost of goods sold	490.3	353.6					$68.75	$70.27	(2)

Gross margin	653.5	374.9					$91.65	$74.50	23

Other miscellaneous and purchased product
Net sales	8.4	7.7	9
Cost of goods sold	6.0	5.4	11

Gross margin	2.4	2.3	4

Gross margin	$655.9	$377.2	74				$91.99	$74.96	23

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Potash gross margins of $221.3 million for the third quarter and $655.9 million for the first nine months of 2007 were 44 percent and 74 percent higher than the same periods in 2006, respectively. Compared to 2005, which was prior to the extended price negotiations with China and India that negatively impacted last year’s third quarter and first nine months, third-quarter gross margin was 32 percent higher than third-quarter 2005 while the first nine months of 2007 exceeded the same period in 2005 by 16 percent.

•	Potash sales volumes were higher in third-quarter and the first nine months of 2007 compared to the same periods in 2006 in both the North American and offshore markets.

•	Farmers outside of North America are working to correct decades of under-application of potash, and while this will take many more years to accomplish, potash is vital to improving crop quality and gives plants the capability to better utilize nitrogen and phosphate. This has taken reported potash producer inventories to historically low levels and contributed to further offshore spot-market price increases during the quarter. Even with production 27 percent higher than in the third quarter of 2006, our quarter-end potash inventories were 41 percent below the levels at the same time last year and 44 percent lower than at the end of the second quarter of 2007.

•	To meet increasing global demand, we raised our production to 1.8 million tonnes for the third quarter and 6.6 million tonnes for the first nine months of 2007; this compares to 1.4 million tonnes in the third quarter and 4.6 million tonnes in the first nine months of 2006. As a result of higher production levels, cost of goods per tonne sold dropped despite additional costs for our share of brine inflow management at Esterhazy, higher brine inflow management costs at New Brunswick, and general price escalations of production inputs.

Manufactured potash gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2007 vs. 2006				2007 vs. 2006
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales		Cost of	Margin	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
North America	$4.4	$23.4	$(4.7)	$23.1	$87.7	$30.5	$(9.4)	$108.8
Offshore	2.6	56.2	(14.5)	44.3	110.3	84.8	(25.3)	169.8
Change in market mix	(0.3)	0.5	(0.1)	0.1	4.6	(3.9)	(0.7)	-

Total	$6.7	$80.1	$(19.3)	$67.5	$202.6	$111.4	$(35.4)	$278.6

Sales and Cost of Goods Sold

The most significant contributors to the $67.7-million increase in gross margin quarter over quarter were as follows:

•	While record ocean freights have been a challenge for our business, offshore realized prices increased 31 percent ($39 per tonne) from last year’s third quarter and 17 percent ($24 per tonne) from the trailing quarter. For the first time this year, price increases in most markets are finally exceeding increases in ocean freight costs. This can be seen in higher spot-market prices paid by Brazil and Southeast Asia. However, in India, ocean freight costs have offset most of the $50-per-tonne price improvement negotiated there earlier in the year. China continued to benefit from its 2007 contract price, which is considerably below the current spot market. North American realized prices also improved by 20 percent ($33 per tonne) as a result of strong fertilizer demand. Prices in the North American market were $29 per tonne, or 17 percent, higher than offshore prices. The gap between the two markets is due in part to offshore contracts with prices that lag behind the North American spot market price. The gap also reflects product mix, as North American customers prefer granular product that commands a premium over standard product more typically consumed offshore.

•	Exceptionally tight potash market conditions led to products being sold on an allocation basis to all customers for much of the quarter. Total potash sales volumes of 2.15 million tonnes were up 3 percent from last year. Our offshore sales volumes reached 1.44 million tonnes, a 2-percent increase over last year. Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, shipped 2.31 million tonnes in the quarter, including 0.61 million tonnes to China — a 28-percent increase over the same quarter last year — and 0.53 million tonnes to other Southeast Asian countries, representing a 16-percent increase. Canpotex shipments to Brazil (0.54 million tonnes) declined 15 percent, largely because of delays in moving product through that country’s congested port system and tight supply conditions. In North America, potash sales volumes were up 5 percent as our market share there increased 9 percent.

•	Cost of goods sold was negatively affected by the strength of the Canadian dollar, which added almost $4 per tonne, while continuing brine inflow costs at New Brunswick and Esterhazy had an impact of almost $11 per tonne on all tonnes sold, an increase of $8 per tonne ($17.4 million) compared to last year’s costs. Since the costs of brine inflow were attributed to production of potash for which a greater proportion was sold in the offshore market, the price component of the cost of goods sold variance was higher for the offshore market than for North America. Prices for supplies and services throughout the year further increased costs, though the impacts were partially offset by the effect of increased production.

The $278.7-million gross margin increase year over year was largely attributable to the following changes:

•	Canpotex shipped almost 7.0 million tonnes through the first nine months of 2007 — more than was shipped in all of 2006 — as all major markets have increased consumption. In its most significant markets (China, India and Brazil), Canpotex sales increased from 1.80 million to 4.04 million tonnes. China took

1.83 million tonnes as compared to 0.54 million tonnes during the first nine months of 2006 as the country waited to conclude new pricing contracts with suppliers, including Canpotex, before coming back into the market for new tonnage. In addition, India took 0.72 million tonnes versus 0.36 million tonnes in the first nine months of 2006, while Brazil purchased approximately 1.49 million tonnes in the first nine months of 2007 versus 0.90 million tonnes in the same period last year. Higher soybean prices in Brazil have led to an increase in acres planted and a corresponding increase in potash imports. Last year, Brazil continued to be affected by the strengthening of the Brazilian real relative to the US dollar and lower commodity prices. In North America, sales volumes were up 37 percent as stronger dealer fill and field application of potash, due to high commodity prices and more acreage planted, led to high demand. In 2006, low crop commodity prices led to fewer corn acres planted and lower potash demand.

•	Offshore prices were up 15 percent as price increases in major markets were announced through the first half of 2007. In early February, Canpotex reached an agreement with Sinofert in China on a $5-per-tonne increase for shipments in 2007. Canpotex has announced and implemented price increases in Brazil that total $100 per tonne so far in 2007, with further $25-per-tonne and $50-per-tonne increases scheduled to take effect on October 1 and December 1, respectively. In India, a $50-per-tonne price increase took effect on imports in the second quarter. Southeast Asian customers have seen a total of $95 per tonne in price increases so far in 2007, with further $30-per-tonne increases scheduled to take effect on October 1 and again in mid-October. Higher ocean freight rates had a negative impact of about $13 per tonne on all delivered-basis (“CFR”) sales, as Canpotex sells approximately 60 percent of its volumes on a CFR basis. However, Canpotex has locked in about 40 percent of its CFR shipments under long-term freight agreements, which, compared to shipping entirely at spot rates, is expected to save it over $70 million in ocean freight costs in 2007. Prices in the North American market increased 7 percent as an $11-per-tonne increase announced in the first quarter was fully realized in the second quarter and we began to capture a further $15-per-tonne increase that took effect June 1. Realized prices were negatively impacted in 2006 by higher per-unit throughput distribution costs resulting from the reduced sales volumes.

•	Higher production levels and fewer shutdown weeks significantly lowered cost of goods sold per tonne compared to the first nine months of 2006 when production shutdowns occurred as the company remained true to its strategy of matching production to market demand. The effect of increased production and lower natural gas costs was partially offset by escalating prices for supplies and services, higher brine inflow management costs and the impact of foreign exchange on potash operating costs. Brine inflow management costs at New Brunswick and Esterhazy incrementally increased costs by over $5 per tonne ($36.8 million) while a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by almost $2 per tonne. Since the costs of brine inflow were attributed to production of potash for which a greater proportion was sold in the offshore market, the price component of the cost of goods sold variance was higher for the offshore market than for North America.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$436.0	$292.6	49
Freight	15.4	9.4	64
Transportation and distribution	12.9	13.4	(4)

Net sales	$407.7	$269.8	51

Manufactured product
Net sales
Ammonia	$148.3	$111.1	33	526	438	20	$282.14	$253.58	11
Urea	119.1	70.8	68	356	290	23	$334.39	$244.35	37
Nitrogen solutions/Nitric acid/Ammonium nitrate	105.1	75.1	40	569	503	13	$184.79	$149.41	24

	372.5	257.0	45	1,451	1,231	18	$256.82	$208.85	23
Cost of goods sold	253.8	198.3	28				$175.01	$161.17	9

Gross margin	118.7	58.7	102				$81.81	$47.68	72

Other miscellaneous and purchased product
Net sales	35.2	12.8	175
Cost of goods sold	30.0	9.1	230

Gross margin	5.2	3.7	41

Gross margin	$123.9	$62.4	99				$85.39	$50.69	68

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$1,336.8	$966.9	38
Freight	40.0	28.1	42
Transportation and distribution	39.1	40.3	(3)

Net sales	$1,257.7	$898.5	40

Manufactured product
Net sales
Ammonia	$504.4	$369.8	36	1,622	1,244	30	$310.96	$297.26	5
Urea	344.9	239.7	44	1,008	899	12	$342.36	$266.58	28
Nitrogen solutions/Nitric acid/Ammonium nitrate	323.9	240.0	35	1,693	1,354	25	$191.28	$177.31	8

	1,173.2	849.5	38	4,323	3,497	24	$271.40	$242.94	12
Cost of goods sold	789.0	625.2	26				$182.53	$178.80	2

Gross margin	384.2	224.3	71				$88.87	$64.14	39

Other miscellaneous and purchased product
Net sales	84.5	49.0	72
Cost of goods sold	69.3	39.8	74

Gross margin	15.2	9.2	65

Gross margin	$399.4	$233.5	71				$92.39	$66.77	38

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	In Trinidad, where we have long-term, lower-cost natural gas price contracts, we generated $67.7 million in gross margin in the quarter. Our North American facilities continued to perform well, contributing $46.2 million, while our natural gas hedging program added $10.0 million. In the first nine months of the year our Trinidad operations delivered gross margin of $224.9 million, while we realized gains of $133.2 million from our US operations and $41.3 million from our natural gas hedges.

•	Strong fundamentals in the fertilizer market led to realized price increases in all major nitrogen products quarter over quarter, and year over year with the exception of ammonium nitrate. Sales volumes increased with higher fertilizer demand, due to the fact that we had more product to sell than in the third quarter and first nine months of 2006. Fertilizer sales volumes increased 22 percent quarter over quarter and 38 percent year over year.

•	Transportation and distribution costs declined despite the increase in sales and sales volumes for the three and nine months ended September 30, 2007 compared to the same periods in 2006. A change in sales volumes with certain customers occurred whereby fewer transportation and storage requirements existed. North American sales volumes (which attract less transportation and distribution costs, though incur higher freight) increased, particularly in the third quarter. Freight increases were consistent with higher sales, including higher North American sales during 2007.

•	Cost of goods sold was negatively impacted by natural gas costs that, including our hedge, were 13 percent higher than the third quarter of last year and up 9 percent compared to the first nine months of 2006. Our hedge gains were $5.7 million and $14.5 million lower than the third quarter and first nine months of 2006, respectively.

Manufactured nitrogen gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2007 vs. 2006				2007 vs. 2006
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in			Total Gross	Change in			Total Gross
	Sales		Cost of	Margin	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
Ammonia	$5.2	$14.9	$(1.6)	$18.5	$48.6	$22.4	$(0.9)	$70.1
Urea	6.9	32.1	(9.9)	29.1	8.7	76.4	(8.6)	76.5
Solutions, NA, AN	2.8	20.1	(4.9)	18.0	11.9	23.6	(8.5)	27.0
Hedge	-	-	(5.7)	(5.7)	-	-	(14.5)	(14.5)
Change in product mix	(2.7)	2.4	0.4	0.1	(0.3)	0.6	0.5	0.8

Total	$12.2	$69.5	$(21.7)	$60.0	$68.9	$123.0	$(32.0)	$159.9

Sales and Cost of Goods Sold

The gross margin increase of $61.5 million quarter over quarter was largely attributable to the following changes:

•	Realized prices for ammonia and urea were up 11 percent and 37 percent, respectively, due to tight supply/demand fundamentals, while prices for nitrogen solutions jumped 51 percent and added $16.1 million to the change in gross margin. Increased corn acreage and product characteristics that make solutions an increasingly preferred nitrogen source led to the heightened prices. Although nitrogen prices have historically decreased after the second quarter because of a seasonal decline in natural gas costs and sales volumes, strong demand limited the price decline from this year’s second quarter to 9 percent overall despite our 17 percent increase in US natural gas spot market prices during the quarter.

•	Total nitrogen volumes rose 18 percent, with fertilizer shipments increasing by 22 percent and industrial volumes up 16 percent. Ammonia sales volumes rose 20 percent as we had greater production available this year from our Lima facility (due to 38 more production days) and the 2006 debottlenecking projects in Trinidad. Urea volumes were up 23 percent in large part because Lima operated for the entire quarter. Nitrogen solutions were up 32 percent due to opportunistic production of UAN at Geismar.

•	Cost of goods sold increased 9 percent per tonne, primarily as a result of higher natural gas cost during the quarter. Our total average natural gas cost for the quarter, which includes the benefit of our hedge and our lower-cost Trinidad gas contracts, was $3.94 per MMBtu, 13 percent higher than the same quarter last year but 11 percent lower than in the second quarter. This was partially offset by reduced costs and volumes of ammonia purchased for internal consumption in the production of downstream products, which was higher in 2006 while certain of the company’s operations were not producing. The price component of the cost of goods sold variance was higher in urea than in ammonia, partly due to higher depreciation rates that increased the cost of the ammonia used in downstream product consumption. Our US natural gas hedging activities contributed $10.0 million to gross margin, compared to $15.7 million last year.

Gross margin increased $165.9 million year over year primarily as a result of the following changes:

•	Realized prices for urea were up 28 percent on strong agricultural demand, supplemented by production disruptions in the Middle East and new capacity delays early in 2007. Realized prices for ammonia increased only 5 percent despite quarter-over-quarter increases of 5 percent and 11 percent in the second and third quarters, respectively, as realized prices declined 4 percent in the first quarter compared to last year’s first quarter when high natural gas costs from the aftermath of Hurricane Katrina drove prices. Tight fundamentals that pushed ammonia prices up and led to a decoupling of ammonia from natural gas cost early in 2007 continued, driven by strong North American agricultural demand and low product inventories. Prices were sustained through the third quarter. The significant price increase seen in nitrogen solutions during the second and third quarters of 2007 positively impacted gross margin for the first nine months, contributing $42.4 million to the increase. These price increases were partially offset by a 14-percent decline in per-tonne realized price for ammonium nitrate prills because our primary customer contracts are impacted by the natural gas prices on a time-lag basis, negatively impacting gross margin by $17.0 million.

•	Ammonia sales volumes were up 30 percent as we benefited from the strong overall demand for nitrogen and the additional tonnes available from the final stage of our Trinidad debottlenecking projects and from having 119 fewer shutdown days at our Lima plant. This compared to the first nine months of 2006 when we experienced scheduled plant turnarounds related to debottlenecking projects at our 01 and 02 plants in Trinidad and mechanical problems at our Lima facility (limiting its production in both the second and third quarters of 2006). Urea sales volumes also increased, due in large part to significant demand for field application. Fertilizer sales tonnes were up 38 percent from the first nine months of 2006 on strong demand, as compared to last year when US farmers were purchasing less as we believe they were hoping for lower prices. Total industrial demand remained strong, rising 17 percent from the same period last year and representing 64 percent of nitrogen sales volumes.

•	Cost of goods sold increased, negatively impacting gross margin. Our average natural gas cost was $4.26 per MMBtu, 9 percent higher than the first nine months of 2006. The price component of the cost of goods sold variance was higher in other products than in ammonia; in urea this was partly due to higher depreciation rates that increased the cost of the ammonia used in downstream urea production. Overall, costs associated with production start-ups last year after completion of the debottlenecking projects in Trinidad and mechanical problems at our Lima facility raised costs for ammonia that were not incurred this year. Our US natural gas hedging activities contributed $41.3 million to gross margin, compared to $55.8 million last year. The negative impacts of slightly higher natural gas costs and lower gain from our natural gas hedges were partially offset by the efficiencies arising from higher production rates as compared to the first nine months of 2006.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$431.6	$326.6	32
Freight	26.9	22.6	19
Transportation and distribution	9.4	13.7	(31)

Net sales	$395.3	$290.3	36

Manufactured product
Net sales
Fertilizer — liquids	$79.2	$52.5	51	252	232	9	$315.35	$226.34	39
Fertilizer — solids	167.0	101.2	65	416	428	(3)	$400.78	$235.90	70
Feed	65.1	66.5	(2)	185	222	(17)	$351.40	$298.99	18
Industrial	71.4	58.2	23	183	156	17	$391.78	$374.46	5

	382.7	278.4	37	1,036	1,038	-	$369.63	$268.02	38
Cost of goods sold	255.6	250.6	2				$246.95	$241.24	2

Gross margin	127.1	27.8	357				$122.68	$26.78	358

Other miscellaneous and purchased product
Net sales	12.6	11.9	6
Cost of goods sold	9.8	9.9	(1)

Gross margin	2.8	2.0	40

Gross margin	$129.9	$29.8	336				$125.39	$28.71	337

		Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change

Sales	$1,147.9	$920.4	25
Freight	79.8	63.3	26
Transportation and distribution	24.6	35.4	(31)

Net sales	$1,043.5	$821.7	27

Manufactured product
Net sales
Fertilizer — liquids	$189.0	$139.0	36	687	620	11	$275.28	$224.27	23
Fertilizer — solids	424.5	288.1	47	1,193	1,190	-	$355.80	$242.03	47
Feed	191.2	178.4	7	596	583	2	$320.48	$306.27	5
Industrial	203.3	180.1	13	541	485	12	$375.98	$371.30	1

	1,008.0	785.6	28	3,017	2,878	5	$334.11	$272.99	22
Cost of goods sold	725.3	698.8	4				$240.41	$242.83	(1)

Gross margin	282.7	86.8	226				$93.70	$30.16	211

Other miscellaneous and purchased product
Net sales	35.5	36.1	(2)
Cost of goods sold	27.3	30.9	(12)

Gross margin	8.2	5.2	58

Gross margin	$290.9	$92.0	216				$96.42	$31.97	202

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	While strategic focus on our unique ability to produce and market specialty phosphate products has brought both stability and increased profitability to the phosphate segment over recent years, strengthening global agricultural fundamentals has started to demonstrate the value of our leverage in liquid and solid phosphate fertilizers. Phosphate gross margin of $129.9 million was a record for the quarter and raised our phosphate gross margin to $290.9 million for the first nine months of 2007.

•	Solid fertilizers generated $65.1 million in gross margin during the quarter, while liquid fertilizers added $28.5 million, industrial products $15.7 million and feed $17.8 million.

•	Transportation and distribution costs declined 31 percent in the third quarter and first nine months of 2007 despite the increase in sales revenues, as offshore sales volumes of solid fertilizers and feed products declined as the company focused on the North American market.

Manufactured phosphate gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2007 vs. 2006				2007 vs. 2006
		Change in				Change in
	Change in			Total Gross	Change in			Total Gross
	Sales		Cost of	Margin	Sales		Cost of	Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
Liquid Fertilizer	$2.7	$22.4	$2.4	$27.5	$13.0	$33.4	$(1.8)	$44.6
Solid Fertilizer	(1.2)	68.5	(4.1)	63.2	0.6	135.6	6.7	142.9
Feed	(6.6)	9.7	-	3.1	3.7	8.5	(9.9)	2.3
Industrial	6.6	3.2	(4.4)	5.4	18.3	2.5	(16.0)	4.8
Change in product mix	(2.0)	1.4	0.7	0.1	(3.6)	4.3	0.6	1.3

Total	$(0.5)	$105.2	$(5.4)	$99.3	$32.0	$184.3	$(20.4)	$195.9

Sales and Cost of Goods Sold

Quarter-over-quarter gross margin increased $100.1 million, largely as a result of the following changes:

•	High commodity prices have led to high global demand for fertilizer products and have driven realized prices up, including prices for solid fertilizers which rose by 70 percent. Many producers allocated more of their phosphoric acid to solid fertilizer production, tightening supply of other phosphate products. Liquid fertilizer realized prices were up 39 percent. Additionally, netbacks on feed phosphate increased by 18 percent as we focused on more profitable North American markets, with monocal and dical rising by more than $50 per tonne and DFP, a poultry feed supplement, by $20 per tonne. Industrial product pricing, which is generally set under longer-term contracts, rose 5 percent.

•	Our focus in solid fertilizers shifted towards the North American market where agricultural demand was high; as a result, North American solid fertilizer volumes increased 38 percent, while offshore volumes fell 32 percent. Despite the increased market demand for fertilizer products, solid fertilizer sales volumes declined overall as we sold fewer tonnes of solid fertilizers in order to deliver on liquid phosphate demand. Liquid fertilizer sales volumes remained strong and were up 9 percent. Feed volumes declined 17 percent as we sold considerably less into lower-margin offshore markets, while industrial sales tonnes increased 17 percent, due primarily to the availability of more tonnes from our new purified acid plant at Aurora.

•	Rising costs for sulfur and phosphate rock negatively impacted phosphate gross margin in the quarter. Phosphate rock costs increased 3 percent largely due to higher costs for purchased rock at Geismar. Reduced oil refinery production and high demand from the phosphate industry tightened global sulfur supply and raised these costs by 8 percent compared to last year’s third quarter and 29 percent from the trailing quarter, negatively impacting the change in gross margin compared to last year by $3.2 million. Further, 6-percent higher ammonia prices negatively impacted gross margin for solid fertilizer products by $1.8 million. These higher prices were partially offset as in third-quarter 2006, the company indefinitely suspended production of Super Phosphoric Acid and Poly-N phosphate products at its Geismar, Louisiana facilities, at which time an impairment loss of $6.3 million was recognized within the liquid fertilizer component.

The year-over-year gross margin increase of $198.9 million was largely attributable to the following changes:

•	Strong agricultural demand for fertilizer products pushed up realized prices for solid and liquid fertilizers by 47 and 23 percent, respectively. Solid fertilizer sales volumes were flat overall as we sold fewer tonnes of solid fertilizers in order to deliver on liquid phosphate demand. Our liquid phosphate fertilizer capability allowed us to capitalize on significantly higher US demand, selling 18 percent more there than in the same period last year. Total liquid fertilizer sales volumes increased 11 percent. Industrial sales volumes were 12 percent higher due to increased production at our newest Aurora purified acid plant. Feed sales volumes increased during the first half of 2007 with an increase in offshore sales, primarily due to new business in Latin America in the first quarter of 2007, and on stronger North American demand in the second quarter; however, feed sales declined in the third quarter and ended the first nine months of 2007 up only 2 percent.

•	The price variance in cost of goods sold had a $20.4-million unfavorable impact on the change in gross margin. The $12.4-million positive impact of 10-percent lower sulfur prices was more than offset by higher costs. Ammonia costs, which were 4 percent higher, decreased gross margin by $3.6 million while 3-percent higher rock costs resulting from higher costs for purchased rock at Geismar, higher electrical and chemical processing costs at Aurora and White Springs and two planned dragline turnarounds at Aurora increased costs further. The cost of goods sold price variance for solid fertilizer products is positive despite these higher costs due in part to a change in product mix within the solid fertilizer category as we produced less DAP and more MAP, thereby consuming less ammonia which is required in the production of DAP. Further, in the second quarter of 2006 the company had production inefficiencies at one of its plants after the conversion of the plant to a different phosphoric acid production technology, while the plant ran efficiently in the first nine months of 2007. The price variance in cost of goods sold for industrial products is higher than for other products, due to a mechanical difficulty encountered in a plant that produces industrial product.

Expenses and Other Income

	Three Months Ended				Nine Months Ended
	September 30				September 30

			Dollar	%			Dollar	%
Dollars (millions)	2007	2006	Change	Change	2007	2006	Change	Change

Selling and administrative	$43.9	$35.9	$8.0	22	$158.0	$114.6	$43.4	38
Provincial mining and other taxes	28.2	12.5	15.7	126	95.3	41.2	54.1	131
Foreign exchange loss (gain)	25.9	(4.7)	30.6	651	67.4	9.2	58.2	633
Other income	29.1	21.1	8.0	38	111.3	72.3	39.0	54
Interest expense	12.7	25.2	(12.5)	(50)	59.0	69.1	(10.1)	(15)
Income taxes	150.4	52.8	97.6	185	351.0	95.1	255.9	269

Selling and administrative expenses increased quarter over quarter and year over year as higher expenses associated with certain of our performance-based compensation plans (which are linked in part to the company’s share price performance or earnings performance) and higher stock option expense (as costs associated with the 2005, 2006 and 2007 Performance Option Plans were recognized during third-quarter and the first nine months of 2007 compared to only the 2005 and 2006 Performance Option Plans during the same periods in 2006) were recognized during the three and nine months ended September 30, 2007.

Provincial mining and other taxes increased principally due to higher potash profit per tonne and potash sales volumes impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profit tax component increased $16.5 million in third-quarter 2007 and $44.8 million in the first nine months of the year compared to the same periods in 2006, as a result of two factors. First, the profit tax component, which is calculated on a per-tonne basis, was reduced in 2006 by high capital expenditures (portions of which are grossed up by 20 percent for profit tax purposes) as the company brought back idled potash capacity. Because budgeted annual expenditures are included in the potash production tax calculation throughout the year, the per-tonne impact of the annual expenditures reduced 2006 third-quarter and first-nine-months potash production tax more significantly than for the same periods in 2007. In addition, gross potash revenue on a per-tonne basis was also lower in 2006 than in 2007. Second, Saskatchewan-produced potash sales volumes increased 5 percent and 47 percent in the three and nine months ended September 30, 2007, respectively, which increased profit per tonne as the fixed costs on a per-tonne basis were reduced. The 21-percent increase in corporate capital tax expense quarter over quarter and 51-percent increase year over year resulted from higher potash sales revenues, which was partially offset by changes enacted by the Province of Saskatchewan during the second quarter of 2006 to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over the next three years, with a 0.3 percentage point reduction effective both July 1, 2006 and July 1, 2007.

The impact of a stronger Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Consolidated Statement of Financial Position contributed to foreign exchange losses of $25.9 million in the third quarter of 2007 and $67.4 million in the first nine months. The Canadian dollar gained strength against the US dollar over the course of 2007, particularly in the second and third quarters. In the third quarter of 2006, the Canadian dollar weakened compared to the US dollar, contributing to a foreign exchange gain of $4.7 million. The strengthening of the Canadian dollar relative to the US dollar in the first nine months of 2006 was not as significant as that seen in 2007, contributing to a foreign exchange loss of $9.2 million in that period.

Other income grew 38 percent quarter over quarter and 54 percent year over year. Our share of earnings from equity investments in APC and SQM increased $4.8 million in the third quarter and $19.2 million in the first nine months of 2007 compared to the corresponding periods in 2006. Dividend income of $8.8 million was recorded from the company’s investment in ICL in the third quarter of 2007 compared to $9.0 million in the third quarter of 2006. For the first nine months of 2007, dividend income from our investments in ICL and Sinofert contributed $47.5 million compared to $21.1 million in the same period last year. In the third quarter of 2006 the company recognized a gain on sale of property, plant and equipment, resulting from a $4.4-million gain on the sale of three of the company’s PCS Joint Venture Ltd. properties. During the third quarter and first nine months of 2007, the company recognized losses on disposal of property, plant and equipment. These reductions in the third quarter and first nine months of 2007 compared to the same periods in 2006 were partially offset by higher natural gas sales revenues and gains on the sale of long-term investments.

The interest expense category declined $12.5 million quarter over quarter and $10.1 million year over year. Weighted average balances of debt outstanding and the associated interest rates were as follows:

	Three Months Ended					Nine Months Ended
	September 30					September 30

					%					%
Dollars millions — except percentage amounts	2007	2006	Change		Change	2007	2006	Change		Change

Long-term debt obligations, including current portion
Weighted average outstanding	$1,423.8	$1,258.1	$165.7		13	$1,617.3	$1,258.4	$358.9		29
Weighted average interest rate	6.5%	7.0%	(0.5%	)	(7)	6.6%	7.0%	(0.4%	)	(6)
Short-term debt
Weighted average outstanding	$87.5	$612.6	$(525.1)		(86)	$97.2	$548.6	$(451.4)		(82)
Weighted average interest rate	5.5%	5.5%	0.0%		-	5.5%	5.1%	0.4%		8

The lower average balance of short-term debt outstanding for the three and nine months ended September 30, 2007 resulted in interest expense on short-term debt being $10.0 million and $20.8 million lower than the same periods in 2006, respectively. Higher interest income due to higher average balances of cash and other short-term investments during the three and nine months ended September 30, 2007 compared to the same periods of 2006 was partially offset by interest income recognized on income tax refunds during the third quarter and first nine months of 2006. These declines in net interest expense during the first nine months of 2007 were partially offset by the higher average balance of long-term debt obligations outstanding, as the addition of $500.0 million of notes in December 2006, prior to the repayment of $400.0 million of notes in June 2007, led interest expense on long-term debt to increase $15.6 million compared to the same period last year.

The company’s consolidated reported income tax rate for the three months ended September 30, 2007 was approximately 38 percent (2006 — 27 percent) and for the nine months ended September 30, 2007 was approximately 33 percent (2006 — 18 percent). For the three and nine months ended September 30, 2007, the consolidated effective income tax rate was 33 percent (2006 — 30 percent). Items to note include the following:

•	A scheduled 2-percentage point reduction in the Canadian federal income tax rate applicable to resource companies, effective at the beginning of 2007, was more than offset by a higher percentage of consolidated income earned in higher-tax jurisdictions, during the three and nine months ended September 30, 2007 compared to the same periods in 2006. As a result of the increasing proportion of consolidated income earned in higher-tax jurisdictions, during the third quarter of 2007 it was determined that the consolidated effective rate for the year had increased from 30 percent to 33 percent. The reported income tax rate for the third quarter of 2007 is higher than the effective rate as the impact of this retroactive change on prior periods, as applicable, was reflected during the quarter.

•	During the second quarter of 2007, the Government of Canada enacted a reduction of the federal corporate income tax rate to 18.5 percent by 2011. This reduction was in addition to changes enacted by the Government of Canada in the second quarter of 2006 to reduce the federal corporate income tax rate from 23 percent in 2006 to 19 percent by 2010 and reduce the federal corporate surtax from 1.12 percent to nil in 2008. These changes reduced the company’s future income tax liability by $4.7 million in the second quarter of 2007 and $22.9 million in the second quarter of 2006.

•	In addition to the federal changes noted above, the Province of Saskatchewan enacted changes to the corporate income tax during the quarter ended June 30, 2006, reducing the rate from 17 percent to 12 percent by 2009. These changes resulted in a $21.9 million reduction in the company’s future income tax liability in the second quarter of 2006.

•	Income tax refunds totaling $22.4 million for the 1999 and 2001-2004 taxation years were recorded during the nine months ended September 30, 2006, $6.6 million of which was recognized during the third quarter of 2006. The refunds related to a Canadian appeal court decision (pertaining to a uranium producer) which affirmed the deductibility of the Saskatchewan capital tax resource surcharge.

For the first nine months of 2007, 65 percent of the effective rate pertained to current income taxes and 35 percent related to future income taxes. The decrease in the current tax provision from 70 percent in the same period last year (exclusive of the income tax refunds received) is largely due to the increase in nitrogen and phosphate operating income in the US, a jurisdiction where, as of December 31, 2006, we had federal income tax loss carryforwards of approximately $372.3 million.

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

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$1,357.1	$0.2	$0.6	$606.3	$750.0
Estimated interest payments on long-term debt obligations	1,172.4	96.8	193.6	146.5	735.5
Operating leases	638.6	91.1	163.4	130.7	253.4
Purchase obligations	799.6	142.1	210.9	157.3	289.3
Other commitments	81.4	24.5	29.2	7.5	20.2
Other long-term liabilities	1,327.0	80.3	88.2	36.1	1,122.4

Total	$5,376.1	$435.0	$685.9	$1,084.4	$3,170.8

Long-term Debt

Long-term debt consists of $1,350.0 million of senior notes issued under US shelf registration statements, a net of $5.9 million under back-to-back loan arrangements (described in Note 12 to the consolidated financial statements in our 2006 financial review annual report) and other commitments of $1.2 million payable over the next 4 years.

The senior notes represent over 99 percent of our total long-term debt portfolio and are unsecured. Of the senior notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. Senior notes in the principal amount of $400.0 million were repaid in full at maturity in June 2007. There are no sinking fund requirements. The senior notes are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at September 30, 2007. Under certain conditions related to change in control, the company is required to make an offer to purchase all, or any part, of the senior notes due 2036 at 101 percent of the principal amount of the senior notes repurchased, plus accrued interest.

The estimated interest payments on long-term debt in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at September 30, 2007.

Operating Leases

We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2022.

The most significant operating leases consist of three items. The first is our lease of railcars, which extends to approximately 2022. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore, which runs until 2018. The third is the lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2018; the others terminate in 2016.

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

Capital Expenditures

During 2007, we expect to incur capital expenditures, including capitalized interest, of approximately $440 million for opportunity capital and approximately $190 million to sustain operations at existing levels. The most significant single project on which funds will be spent in 2007 relates to bringing back idled potash capacity of 1.5 million tonnes at our Lanigan, Saskatchewan operation, including the mill refurbishment and expansion of surface, hoisting and underground facilities. Dollar amounts for expenditures related to this project, as well as other expenditures related to our Canadian facilities discussed below, are presented in Canadian dollars. This project, for which we expect to spend approximately Cdn $195 million, plus capitalized interest, in 2007, is scheduled to be completed in the second quarter of 2008.

We also intend to bring back 360,000 tonnes of previously idled potash capacity at our Patience Lake, Saskatchewan solution mine. Approximately Cdn $110 million, plus capitalized interest, will be invested in the construction of 22 additional injection wells and pumping and piping systems, with approximately Cdn $20 million of that expected to be spent in 2007. The project is scheduled to begin operations in the third quarter of 2008 and to be complete in the first quarter of 2009.

We began a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 1.2 million tonnes from 2006 levels, increasing capacity at Cory to 2.0 million tonnes including 750,000 tonnes of new compaction capacity. The project will cost approximately Cdn $895 million, plus capitalized interest. We expect to spend approximately Cdn $40 million, plus capitalized interest, in 2007. Work began in May, 2007 and will take 36 months to complete.

As well, we announced plans for a new 2-million-tonne potash mine and expanded milling operations in New Brunswick, which will raise our projected total annual potash capacity to 14.9 million tonnes by 2011. The four-year construction project will begin once necessary regulatory approvals are obtained and has an estimated cost of Cdn $1.7 billion, plus capitalized interest, which includes Cdn $110 million additional upgraded granular production capability. We expect to spend approximately Cdn $15 million, plus capitalized interest, in 2007.

In the phosphate division, we began construction of three additional silicon tetrafluoride manufacturing units at our Aurora, North Carolina facility in 2007. The total cost of this project is approximately $110 million, plus capitalized interest, with approximately $80 million of that projected to be spent in 2007. The project is scheduled to be completed in the third quarter of 2008.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Short-term Investment Liquidity

Other Short-term Investments

Other short-term investments consist of AAA-rated auction rate securities with maturities extending through 2046, including collateralized loan obligations with a face value of $48.3 million and collateralized debt obligations with a face value of $84.2 million. As of September 30, 2007, the balance recorded in other short-term investments was $112.5 million (face value $132.5 million), resulting in an unrealized holding loss of $20.0 million. The unrealized loss represents the company’s estimate of possible diminution in value as of September 30, 2007 resulting from the lack of current liquidity for these investments at period-end. The decline in value is presently considered temporary.

The company is exposed to liquidity and credit risk on its other short-term investments due to the current lack of liquidity for the company’s investments in auction rate securities that has existed since August 2007; therefore the company is holding such securities longer than the approximately 28 days that was originally anticipated. While the company is uncertain as to when the liquidity for such securities will improve, it currently expects liquidity within a year.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30

			$	%			$	%
Dollars (millions)	2007	2006	Change	Change	2007	2006	Change	Change

Cash provided by operating activities	$311.6	$224.9	$86.7	39	$1,157.3	$353.6	$803.7	227
Cash used in investing activities	(296.6)	(126.7)	(169.9)	134	(530.8)	(502.6)	(28.2)	6
Cash (used in) provided by financing activities	(22.2)	(36.5)	14.3	(39)	(509.7)	246.5	(756.2)	(307)

The following table presents summarized working capital information as at September 30, 2007 compared to December 31, 2006:

	September 30,	December 31,	$	%
Dollars (millions) except ratio amounts	2007	2006	Change	Change

Current assets	$1,650.9	$1,310.2	$340.7	26
Current liabilities	$(773.4)	$(1,103.5)	$330.1	(30)
Working capital	$877.5	$206.7	$670.8	325
Current ratio	2.13	1.19	0.94	79

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

Cash provided by operating activities increased $86.7 million quarter over quarter, largely attributable to $97.9-million higher net income. The strengthening of the Canadian dollar against the US dollar in the third quarter of 2007 increased the reconciliation of net income to cash provided by operating activities by $21.4 million compared to the third quarter of 2006 when the impact was negligible. The increase in provision for future income taxes, driven by higher net income in the third quarter of 2007 compared to the same period in 2006, positively impacted the reconciliation of net income to cash provided by operating activities by $34.8 million. The change in accounts payable and accrued charges of $38.8 million contributed a further $23.8 million in additional cash flows for the third quarter as compared to the same period in 2006. Accounts payable and accrued charges increased during the quarter with higher incentive plan accruals due to share price appreciation and stronger results, on which the plans are directly based, and higher deferred revenue as a result of customers prepaying for product to lock in pricing ahead of announced price increases. These increases were partially offset by lower hedging margin deposits due to gas prices declining from the second quarter. This compares to the third quarter of 2006 when the cash flow from change in accounts payable and accrued charges was only $15.0 million. These increases were partially offset by $47.6-million higher cash outflows from accounts receivable during the quarter, as accounts receivable increased throughout the third quarter of 2007 more than during the third quarter of 2006 with higher product pricing and increased volumes. Year over year cash provided by operating activities increased $803.7 million, $281.0 million of which was attributable to higher net income. The Canadian dollar strengthened more during the first nine months of 2007 than in the same period of 2006, adding $35.4 million in the reconciliation of net income to cash provided by operating activities, while the increase in provision for future income taxes resulting from higher net income added $115.9 million. During the nine months ended September 30, 2007, accounts payable and accrued charges increased, contributing to the $150.9 million inflow, as: (1) taxes payable increased with higher potash operating income; (2) dividends payable increased due to doubling of the quarterly dividend during second-quarter 2007; and (3) incentive plan accruals increased. This compares to an outflow of $319.0 million in the first nine months of 2006 when accounts payable and accrued charges declined due to: (1) reductions in income tax payable because of paying 2005 Canadian income taxes due in first-half 2006 and making Canadian income tax installments for 2006 based on expectations higher than actual results; (2) lower hedging margin deposits as a result of falling gas prices and reduced volume of derivative instruments outstanding; and (3) payments of incentive compensation accruals related to performance units granted under the company’s medium-term incentive plan (which is evaluated on a three-year cycle and paid every three years).

Cash used in investing activities increased $169.9 million quarter over quarter and $28.2 million year over year. The most significant cash outlays during the first nine months of 2007 and 2006 included:

•	During the first quarter of 2007, $9.7 million was paid to settle outstanding amounts related to the December 2006 purchase of additional shares in SQM. During the third quarter of 2007, the company purchased an additional 1,011,062 shares of SQM for cash consideration of $16.8 million. The company’s ownership interest in SQM remains at approximately 32 percent. During the first quarter of 2006, the company acquired an additional 10-percent interest in the ordinary shares of Sinofert for cash consideration of $126.3 million, which was financed by short-term debt.

•	Our spending on property, plant and equipment was $145.1 million in third-quarter 2007, an increase of $11.3 million over the third quarter of 2006, and $381.6 million in the first nine months, a decrease of $3.3 million compared to the same period in 2006. Approximately 64 percent (2006 — 76 percent) of our consolidated capital expenditures for the third quarter related to the potash segment and 59 percent (2006 — 61 percent) related to the potash segment in the first nine months of 2007.

•	The company invested $132.5 million in other short-term investments in the form of auction rate securities during the third quarter of 2007.

Cash used in financing activities declined $14.3 million during the third quarter but increased $756.2 million during the first nine months of 2007 compared to the corresponding periods in 2006. The increase in dividend payments resulting from the company doubling its quarterly dividend in May 2007 used an additional $16.1 million during the third quarter, while $32.0 million higher proceeds from short-term debt more than offset this. During the first nine months of 2007, the company repaid $400.0 million of 10-year bonds that matured in June 2007 and repaid short-term debt of $65.8 million. During the first nine months of 2006, proceeds of $277.8 million were received from short-term debt to finance the purchase of additional shares in Sinofert early in the year and additions to property, plant and equipment, and for use in operating activities.

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

Principal Debt Instruments

	September 30, 2007

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$-	$92.1	$657.9
Line of credit	75.0	-	19.7	55.3
Commercial paper	750.0	92.1	-	657.9
US shelf registrations	2,000.0	1,350.0	-	250.0	(1)

(1)	$400.0 million of senior notes issued under one of the company’s US shelf registration statements repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

PotashCorp has a $750.0-million syndicated credit facility which provides for unsecured advances. The credit facility was renewed in September 2005 for a five-year term, extended in September 2006 for one additional year, and extended in October 2007 through May 31, 2013. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of September 30, 2007. The line of credit was renewed in September 2007 for the period to May 2009; it will be renewable annually each May thereafter, and outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.60:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses, and unrealized gains and losses in respect of hedging instruments) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $650.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Noncompliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at September 30, 2007.

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

For the first nine months of 2007 our weighted average cost of capital was approximately 10.08 percent (2006 — 8.73 percent), of which 95 percent represented equity (2006 — 84 percent).

Outstanding Share Data

The company had 316,114,911 common shares issued and outstanding at September 30, 2007, compared to 314,403,147 common shares issued and outstanding at December 31, 2006. During the third quarter of 2007, the company issued 235,593 common shares pursuant to the exercise of stock options and our dividend reinvestment plan (1,711,764 common shares during the first nine months of 2007). At September 30, 2007, there were

14,301,210 options to purchase common shares outstanding under the company’s five stock option plans, as compared to 14,305,644 at December 31, 2006 under four stock option plans.

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

Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. We would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2007, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $414.4 million, representing the maximum risk of loss if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. At September 30, 2007, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and we had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9 million and cash margins held of approximately $25.0 million to maintain derivatives.

We have guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and Geismar, in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The company has met these financial assurance responsibilities as of September 30, 2007. Costs associated with the retirement of long-lived tangible assets are included in the accrued costs reflected in our consolidated financial statements to the extent that a legal liability to retire such assets exists.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions)	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
except per-share amounts	2007	2007	2007	2006	2006	2006	2006	2005
Sales	$1,295.0	$1,353.1	$1,154.7	$1,022.9	$953.5	$928.7	$861.6	$930.5

Gross margin	475.1	501.4	369.7	299.3	245.8	253.4	203.5	242.2

Net income	243.1	285.7	198.0	186.0	145.2	175.1	125.5	117.1

Net income per share — basic	0.77	0.91	0.63	0.59	0.47	0.56	0.40	0.37

Net income per share — diluted	0.75	0.88	0.62	0.58	0.46	0.55	0.40	0.36

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2007 were $206.0 million (2006 — $152.2 million). For the first nine months of 2007, these sales were $565.7 million (2006 — $316.2 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 19 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2006 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2007.

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

United States

Uncertainty in Income Taxes

In July 2006, the US standard setters issued guidance on accounting for uncertainty in income taxes, prescribing a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that it has taken or expects to take on a tax return. The evaluation of tax positions will be a two-step process, whereby: (1) the company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company would recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The guidance was effective for the first quarter of 2007, resulting in adjustments as of January 1, 2007 as described and quantified in Note 19 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Financial Instruments

Effective January 1, 2007, the company adopted CICA Section 3861, “Financial Instruments — Disclosure and Presentation”, which requires entities to provide disclosures in their financial statements that enable users to evaluate: (1) the significance of financial instruments for the entity’s financial position and performance; and (2) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. The applicable disclosures required under this standard are included in Notes 5, 6 and 15 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Inventories

In June 2007, the CICA issued Section 3031, “Inventories”, which replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards. This Section provides more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008 and is not expected to have a material impact on the company’s consolidated financial statements.

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

     Planned Major Maintenance Activities

In September 2006, the US standard setters issued guidance on accounting for planned major maintenance activities that prohibits use of the accrue-in-advance method of accounting. The guidance was effective for the first quarter of 2007 and did not have a material impact on our consolidated financial statements.

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

The identification, management, and reporting of risk is an ongoing process because circumstances change, and risks change or arise as a result. A discussion of enterprise-wide risk management can be found on pages 21 to 22 of our 2006 financial review annual report. Risks reported as Major in the financial review annual report include the risks particular to underground mines (including the presence of water-bearing strata in many underground mines around the world, which carries the risk of water inflow) and to the distribution of our product (in particular, railcar shortages). While we are successfully managing water inflows at our New Brunswick operation, the inflow levels increased during the past several months. Additional grouting efforts from above ground have stabilized this inflow quantity at a manageable level. On July 19, 2007 the Board of Directors approved a $1.6 billion project to develop a new 2.0-million-tonne-per-year mine adjacent to the existing mill at Sussex, but in a more geologically stable ore zone. An ongoing water inflow is also being managed at Esterhazy, where we have a 25-percent interest, and our other conventional mines are currently dry. Since December 31, 2006 we initiated several major debottlenecking and expansion projects at our potash operations in Canada, including the above-mentioned project at New Brunswick, that will raise our projected total annual potash capacity to 14.9 million tonnes by 2011 and strengthen our leadership position in that nutrient for the benefit of our customers, investors and other stakeholders over the long term. In light of these plans, we have broadened our definition of distribution risk to reflect the potential that inadequate transportation and distribution infrastructure/capacity could inhibit our ability to realize this growth. Railcar shortages, increased transit time, or other disruptions such as rail strikes, derailments or severe weather may cause us to be unable to timely deliver product to North American customers and ports. We are actively engaged in efforts designed to mitigate distribution risk in connection with our plans for potash production capacity growth. The company continues to classify the risks particular to underground mines and to distribution as Major. We have determined that climate change is of sufficient concern to governments, elected officials, non-governmental organizations, community leaders and the general public such that we will, both from a “good corporate citizen” and regulatory point of view, pursue a greenhouse gas mitigation strategy. We have assembled a multidisciplinary task force to assess both the revenue opportunities and the corporate costs of doing so. There have been no other significant changes to management’s assessments during the first nine months of 2007.

OUTLOOK

Demand-driven growth of the fertilizer industry is expected to continue, as strong economies in Asia and Latin America are creating a desire for more and better food. In addition, the biofuel industry requires more grains and oilseeds as nations explore options for renewable, home-grown energy. As the supply of many key crops tightens and demand continues to grow, prices are rising and farmers are working to increase production.

Even with a pause in the growth of the US ethanol industry to address logistical and infrastructure issues, biofuel production is expected to consume about one billion additional bushels of corn in 2008. For this reason, and because global demand for US corn has boosted exports to an all-time high, there are concerns about the longer-term supply of grains. It is more than just a North American issue, as global production of wheat and coarse grains is expected to fall short of consumption for the eighth time in nine years, largely due to population growth and the wealth effect on food consumption. The land per capita available for agriculture is shrinking as a result of population growth and infrastructure expansion. Over the long term, crop yields must increase to meet the demand for grains, which creates a favorable environment for potash, phosphate and nitrogen used to protect soil fertility and raise productivity.

Supply of all three nutrients is expected to remain tight and allocations in potash are now the norm. In the United States, dealers are purchasing nutrients in preparation for an expected strong fall season. An October 1 potash price increase of $22 per tonne is now in effect and a further $33 per tonne increase has been announced for December 1, 2007.

In offshore markets, potash customers are preparing for another strong fertilizer season. In Brazil, higher soybean acreage is predicted for the spring season, with strong fertilizer demand through 2008. With extremely tight global potash markets and record high ocean freight rates, Canpotex announced in September a new delivered price of $360 per tonne for Southeast Asia, which took effect immediately and brought year-to-date increases there to $155 per tonne. Additionally, a $50-per-tonne hike in Brazil was announced to take effect December 1, 2007, raising the price to $355 per tonne, up $175 per tonne in 2007.

These price increases will widen the gap between spot-market prices and the 2007 contract price with China to more than $100 per tonne, a measure of the substantial change in the potash industry over the past several months. Although China buys mainly lower-cost standard grade potash and has historically received a discount for being the largest volume buyer, the changed fundamentals in the potash industry are expected to close this gap considerably.

As global demand for potash grows, the prospect of significant greenfield projects continues to be discussed, but no one has committed to undertaking such a long-term project. The cost to develop a conventional underground 2-million-tonne greenfield mine and related mill — if constructed on a viable deposit — is estimated at more than $2.2 billion, excluding infrastructure outside the plant gates, with costs and lead times for construction inputs and new equipment continuing to rise. Such an investment would not generate positive cash flow for five to seven years. Given an expected potash consumption growth rate of 3-4 percent annually, roughly equivalent to one new greenfield mine per year, we believe long-term potash industry fundamentals are very positive. Through debottlenecking and expansion projects at existing facilities, PotashCorp is currently developing approximately 6 million additional tonnes of production to come on line incrementally over the next several years, providing additional gross margin leverage based on expected higher volumes and prices.

We believe that the significant strengthening of the Canadian dollar against its US counterpart is now largely behind us compared to the significant changes over the last five years, which should reduce its impact on earnings in future quarters. Similarly, we expect that the massive ocean freight rate increases seen through 2007 will moderate going forward, with a large slate of new vessels scheduled to hit the market beginning in 2008 and increased worldwide investment in port infrastructure and development. Regardless, we expect demand for potash should be sufficient to allow prices to overcome both rising ocean freight costs and any further strengthening of the Canadian dollar.

On October 25, 2007, public reports indicated that rapid and significant growth of a subsidence area (“sinkhole”) related to a flooded mine owned by JSC Uralkali, one of Russia’s two largest producers, was threatening rail movement of potash of JSC Silvinit, the other major Russian producer. The sinkhole previously caused the suspension of shipments on the main rail line and had moved to within 100 meters of the emergency bypass line, leading to discussion of its closure. JSC Silvinit confirmed that a 6-kilometer rail bypass will be built by the state rail company, Russian Railways no earlier than February 1, 2008. Due to the unpredictable growth of the sinkhole, JSC Silvinit indicated that its potash deliveries could be halted by transportation issues in November 2007. Reports on November 5, 2007 indicated that Russian Railways is also planning to construct a new 1.8 km bypass line by January 1, 2008, in advance of the 6 km bypass.

Shortly after the first public reports of the threat to the railway, PotashCorp temporarily suspended new potash orders until we could better assess the impact of this potential supply interruption on potash markets which were already tight because of growing demand. We already had been selling potash on an allocation basis. We are fully committed to customer volumes and prices through the fourth quarter of 2007 and to volumes through the first half of 2008. Discussions are now taking place with customers regarding their potash needs for 2008, although final pricing terms are to be determined.

In nitrogen, strong demand for industrial and agricultural products is continuing, along with higher global costs for natural gas and transportation. This is expected to increase the delivered cost of ammonia and support US prices through 2007 and well into 2008. In urea, increased production in low-cost gas regions is being offset by higher demand in all key agricultural regions, particularly in the US and India. Strong agricultural fundamentals are expected to keep urea markets tight and support current favorable pricing conditions.

The strong agricultural market, increasingly valuable phosphate rock reserves, and higher prices for rock, phosphoric acid and sulfur are expected to be favorable for phosphate prices for the foreseeable future.

Looking ahead through the end of 2007, we now expect our capital expenditures for the year to be approximately $600 million, including capitalized interest. Most of the opportunity capital will have been invested in our continuing potash projects in Saskatchewan and New Brunswick, and on completing the silicon tetrafluoride plants at our Aurora phosphate facility.

Our guidance for 2007 remains in the range of $3.00-$3.25 per diluted share, based on a $1.00 Canadian dollar. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar will typically have an impact of approximately $5.0 million on the foreign-exchange line, or $0.01 per share on an after-tax basis, although this is primarily a non-cash item.

On November 2, 2007 we entered into a subscription agreement to acquire an additional 194,290,175 shares of Sinofert at a price of HK$7.00, for an aggregate acquisition cost of approximately US$175 million at prevailing exchange rates. Upon completion of this subscription and the subscription of Sinochem HK for additional shares in Sinofert, our interest in Sinofert will return to approximately 20%. The subscriptions are subject to the approval of the independent shareholders of Sinofert under the rules of the Hong Kong Stock Exchange as we and Sinochem HK are substantial shareholders.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after September 30, 2007, are forward-looking statements subject to risks and uncertainties. Statements containing words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this release, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective income tax rates. While the company considers these factors and assumptions to be reasonable, based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions; government policy changes; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our 2006 financial review annual report and in filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this release and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In the case of guidance, should subsequent events show that the forward-looking statements released herein may be materially off-target, the company will evaluate whether to issue and, if appropriate following such review, issue a news release updating guidance or explaining reasons for the difference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. The following discussion provides additional detail regarding our exposure to the risks of changing commodity prices, interest rates and foreign exchange rates. A discussion of enterprise-wide risk management can be found in our 2006 financial review annual report, pages 21 to 22. A discussion of certain liquidity and credit risk related to our other short-term investments can be found in Part I Item 2 of this Quarterly Report on Form 10-Q under “Liquidity and Capital Resources — Short-term Investment Liquidity”.

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

A sensitivity analysis has been prepared to estimate our market risk exposure arising from derivative commodity instruments. The fair value of such instruments is calculated by valuing each position using quoted market prices where available or prices provided by other external sources. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10-percent adverse change in such prices. The results of this analysis indicate that as of September 30, 2007, our estimated derivative commodity instruments’ market risk exposure was $47.7 million (2006 — $31.8 million), based on our natural gas hedging contracts fair-valued at $102.5 million (2006 — $150.5 million). Actual results may differ from this estimate. Changes in the fair value of such derivative instruments, with maturities in 2007 through 2017, will generally relate to changes in the spot price of natural gas purchases.

Interest Rate Risk

We address interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates.

As at September 30, 2007, our short-term debt (comprised of commercial paper) was $92.1 million, our current portion of long-term debt maturities was $0.2 million and our long-term portion of debt maturities was $1,356.9 million. Long-term debt maturities, including the current portion, are comprised primarily of $1,350.0 million of senior notes that were issued under our US shelf registration statements at a fixed interest rate. We had no interest rate swap agreements outstanding as of September 30, 2007 or 2006.

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

As at September 30, 2007, we had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $175.0 million (2006 — $57.0 million) at an average exchange rate of 1.0609 (2006 — 1.1336) per US dollar. The company had also entered into small forward contracts as of September 30, 2007 and 2006 to sell US dollars and receive euros and to sell Canadian dollars and receive euros, and also to sell euros and receive US dollars as of September 30, 2006. Maturity dates for substantially all forward contracts are within 2007; a small portion matures in 2008 and 2009.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)	EXHIBITS

Exhibit
Number		Description of Document

3	(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3	(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006, incorporated by reference to Exhibit 4(e) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2006.
4	(f)	Syndicated Term Credit Facility Fifth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated October 22, 2007.
4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated November 29, 2006.

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

Exhibit
Number		Description of Document

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended, incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended, incorporated by reference to Exhibit 10(m) to the 2006 Form 10-K.
10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended, incorporated by reference to Exhibit 10(n) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2007.
10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number		Description of Document

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10(s) to the 2006 Form 10-K.
10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10	(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc., incorporated by reference to Exhibit 10(aa) to the 2006 Form 10-K.
10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.
10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.
10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(ee) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2007.
10	(ff)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11		Statement re Computation of Per Share Earnings.
31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

November 7, 2007

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

November 7, 2007

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	(a)	Articles of Continuance of the registrant dated May 15, 2002, incorporated by reference to Exhibit 3(a) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Second Quarter 2002 Form 10-Q”).
3	(b)	Bylaws of the registrant effective May 15, 2002, incorporated by reference to Exhibit 3(b) to the Second Quarter 2002 Form 10-Q.
4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2001.
4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003, incorporated by reference to Exhibit 4(b) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Third Quarter 2003 Form 10-Q”).
4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 8-K dated September 21, 2004.
4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated September 22, 2005.
4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006, incorporated by reference to Exhibit 4(e) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2006.
4	(f)	Syndicated Term Credit Facility Fifth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated October 22, 2007.
4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated June 18, 1997 (the “1997 Form 8-K”).
4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York, incorporated by reference to Exhibit 4(c) to the registrant’s report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).
4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated May 17, 2001.
4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013, incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K dated February 28, 2003.
4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036, incorporated by reference to Exhibit 4(a) to the registrant’s report on Form 8-K dated November 29, 2006.

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

Exhibit
Number		Description of Document

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc., incorporated by reference to Exhibit 10(f) to the registrant’s registration statement on Form F-1 (File No. 33-31303) (the “F-1 Registration Statement”).
10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987, incorporated by reference to Exhibit 10(g) to the F-1 Registration Statement.
10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales, incorporated by reference to Exhibit 10(h) to the F-1 Registration Statement.
10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).
10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993, incorporated by reference to Exhibit 10(g) to the 1995 Form 10-K.
10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999, incorporated by reference to Exhibit 10(f) to the registrant’s report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).
10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002, incorporated by reference to Exhibit 10(g) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”).
10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor, incorporated by reference to Exhibit 10(e) to the F-1 Registration Statement.
10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, incorporated by reference to Exhibit 10(p) to the registrant’s report on Form 10-K for the year ended December 31, 1990.
10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended), incorporated by reference to Exhibit 10(l) to the 1998 Form 10-K.
10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership, incorporated by reference to Exhibit 10(m) to the 1998 Form 10-K.
10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended, incorporated by reference to Exhibit 10(l) to the registrant’s report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended, incorporated by reference to Exhibit 10(m) to the 2006 Form 10-K.
10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended, incorporated by reference to Exhibit 10(n) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 2007.
10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant, incorporated by reference to Exhibit 10(o) to the 1995 Form 10-K.

Exhibit
Number		Description of Document

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant, incorporated by reference to Exhibit 10(x) to the registrant’s report on Form 10-Q for the quarterly period ended June 30, 1996.
10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements, incorporated by reference to Exhibit 10(mm) to the registrant’s report on Form 10-Q for the quarterly period ended September 30, 2000 (the “Third Quarter 2000 Form 10-Q”).
10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant dated November 4, 2002, incorporated by reference to Exhibit 10(cc) to the 2002 Form 10-K.
10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan, incorporated by reference to Exhibit 10(s) to the 2006 Form 10-K.
10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999, incorporated by reference to Exhibit 10(aa) to the Second Quarter 2002 Form 10-Q.
10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant, concerning a change in control of the registrant, incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant, incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001, incorporated by reference to Exhibit 10(ii) to the 2000 Form 10-K.
10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004, incorporated by reference to Exhibit 10(ii) to the Second Quarter 2004 Form 10-Q.
10	(y)	Chief Executive Officer Medical and Dental Benefits, incorporated by reference to Exhibit 10(jj) to the Form 10-K for the year ended December 31, 2004.
10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc., incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc., incorporated by reference to Exhibit 10(aa) to the 2006 Form 10-K.
10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-75742) filed December 21, 2001.
10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.
10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.
10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement, incorporated by reference to Exhibit 10(ee) to the registrant’s report on Form 10-Q for the quarterly period ended March 31, 2007.
10	(ff)	Medium Term Incentive Plan of the registrant effective January 2006, incorporated by reference to Exhibit 10(dd) to the registrant’s report on Form 10-K for the year ended December 31, 2005.
11		Statement re Computation of Per Share Earnings.
31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.