Form 10-K
period 2007-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2008-02-28
CIK 855931

POTASH CORPORATION OF SASKATCHEWAN INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
               Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

               Large accelerated filer ☑     Non-accelerated filer ☐

               Accelerated filer ☐           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
               Yes ☐     No ☑

At June 30, 2007, the aggregate market value of the 315,096,653 (post three-for-one stock split in May 2007) Common Shares held by non-affiliates of the registrant was approximately $24,568,086,076.33. At February 20, 2008, the registrant had 315,554,501 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Financial Review Annual Report for the fiscal year ended December 31, 2007 (the “2007 Financial Review”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 8, 2008 (the “2008 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

POTASH CORPORATION OF SASKATCHEWAN INC.

Form 10-K
Annual Report
For the Fiscal Year Ended December 31, 2007

(i)

Forward-Looking Statements

This document, including the documents incorporated by reference, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. Statements containing words such as “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. We consider these factors and assumptions to be reasonable based on information currently available.

Forward-looking statements are subject to important risks and uncertainties that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates;
•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;
•	changes in competitive pressures, including pricing pressures;
•	the results of negotiations with China and India;
•	timing and amount of capital expenditures;
•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;
•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;
•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;
•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;
•	unexpected geological conditions, including water inflows;
•	imprecision in reserve estimates;
•	changes in capital markets and corresponding effects on our investments, including our investments in auction rate securities, and changes in currency and exchange rates;
•	the outcome of legal proceedings;
•	strikes or other forms of work stoppage or slowdown;
•	changes in, and the effects of, government regulations, including environmental regulations and regulations and actions affecting our transportation and sale of natural gas, which could increase our costs of compliance and otherwise affect our business;
•	acquisitions we may undertake in the future; and
•	earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates.

We sell to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.

FORM 10-K ï Forward-Looking Statements

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

Forward-looking statements are given only as at the date of this document or the document incorporated by reference herein, and we disclaim any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

FORM 10-K ï Forward-Looking Statements

Part I

Item 1. Business.

General

Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable.

We are the world’s largest integrated fertilizer and related industrial and feed products company. We are the largest producer of potash worldwide by capacity. In 2007, we estimate our potash operations represented 17% of global production and 22% of global potash capacity. We are the second largest nitrogen producer worldwide by ammonia capacity. In 2007, we estimate our nitrogen operations produced 2% of the world’s ammonia production. We are the third largest producer of phosphates worldwide by capacity. In 2007, we estimate our phosphate operations produced 6% of world phosphoric acid production.

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

We indirectly hold all outstanding interests in PCS Joint Venture, Ltd. (“PCS Joint Venture”), which formerly manufactured, processed and distributed fertilizer and other agricultural supplies from plants located in Florida and Georgia. In 2006 and 2007, PCS Joint Venture sold virtually all of its assets and remaining inventory.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since 1993, we have made the following acquisitions of significance to the development of our Company:

•	the New Brunswick potash mine and port facilities and our Patience Lake mine in Saskatchewan in 1993;
•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;
•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;

FORM 10-K ï Part I

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;
•	approximately 9% of the outstanding shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In June 2005, we acquired twenty-one million additional shares in ICL, increasing our ownership interest to 10%;
•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;
•	20% of the total outstanding equity of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired ICL’s entire indirect interest in SQM, resulting in an indirect holding of 24.99% of the outstanding equity of SQM. In October and December 2006 and July 2007, we increased our investments in SQM to 32% of SQM’s outstanding equity;
•	26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC and in April 2006, we acquired 220,100 additional shares in APC, increasing our ownership interest to approximately 28%; and
•	9.99% of the shares of Sinofert Holdings Limited (“Sinofert”), a vertically-integrated fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10.01% of the shares of Sinofert, increasing our ownership interest to 20%. During July 2007, our ownership interest was diluted to approximately 19% due to the issuance of shares by Sinofert. In January 2008, we acquired approximately 194.3 million additional shares of Sinofert, restoring our ownership interest to approximately 20%.

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

Under a mining and processing agreement effective through December 31, 2026 and subject to available reserves, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. We have the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2011, for which notice must be given no later than June 30, 2011. Mosaic has the option to abandon the mine at any time after December 31, 2011, thus terminating the mining and processing agreement. Following the expansion at Esterhazy, which was completed in 2007, the maximum finished product we are permitted to take each year under the mining and processing agreement is 1,313,000 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2008, we have notified Mosaic that we require 1,125,000 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. We share, on an annual basis, in such water inflow remediation costs at the Esterhazy mine. See “Production” and “Reserves” tables for additional information.

We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., have supplied the New Brunswick facility with natural gas to meet its fuel needs since 2003. During exploration for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of existing mine operations (referred to as Penobsquis), a new area of potash mineralization called the Picadilly deposit. Enough detailed exploration (3D seismic and drilling) took place to

FORM 10-K ï Part I

delineate a potash resource large enough to warrant mine design and capital cost estimate studies. These studies were completed by mid-2007 and in July 2007, the Company announced plans for a new potash mine and expanded milling facility at the New Brunswick site.

We control the right to mine 646,096 acres of land in Saskatchewan. Included in these holdings are mineral rights to 539,340 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 34% we own, approximately 52% are under lease from the Province of Saskatchewan and approximately 14% are leased from other parties. Our remaining 106,756 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.

The following map shows the location of our Canadian mining operations and Esterhazy.

Production

We produce potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Approximately 11 grades of potash are produced to suit different preferences of the various markets.

In 2007, our conventional potash operations (excluding Esterhazy) mined 24.863 million tonnes of ore at an average grade of 23.18% potassium oxide (“K2O”). In 2007, our potash production from all our operations (including Esterhazy) consisted of 9.159 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.02% K2O, representing 48% of North American production.

Our present annual potash production capacity is approximately 13.249 million tonnes KCl, which includes maximum annual production under the mining and processing agreement with Mosaic of 1,313,000 tonnes at Esterhazy. In 2007, our production capacity represented an estimated 57% of the North American total capacity. We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

FORM 10-K ï Part I

The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.63 million tonnes of sodium chloride (salt) in 2007. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual
	Capacity	2007 Production			2006 Production			2005 Production
	Finished			Finished			Finished			Finished
	Product	Ore		Product	Ore		Product	Ore		Product
	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)
Lanigan	3.828	7.201	20.07	1.907	5.416	20.16	1.471	7.439	20.33	2.023
Rocanville	3.044	7.657	24.26	2.647	5.675	23.99	1.897	7.519	24.70	2.573
Allan	1.885	4.906	25.66	1.744	2.984	25.14	0.992	4.323	24.19	1.431
Cory	1.361	2.672	24.20	0.768	2.545	25.12	0.772	2.753	24.90	0.826
Patience Lake(1)	1.033			0.257	–	–	0.190	–	–	0.251
Esterhazy(2)	1.313			1.043	–	–	0.953	–	–	0.953
New Brunswick	0.785	2.427	22.89	0.793	2.273	23.03	0.743	2.284	23.37	0.759

Totals	13.249	24.863		9.159	18.893		7.018	24.318		8.816

(1)	Solution mine.
(2)	Product tonnes received at Esterhazy are based on a mining and processing agreement with Mosaic.

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

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 37 to 42 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole. The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 24 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.

A historical extraction ratio from the 24 to 42 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2007 for each of our potash mines is as follows:

	Mineral Reserves	Average
	(Millions of tonnes	Grade	Years of Remaining
	recoverable ore)(1)(2)(3)	K2O	Mine Life(4)
Allan	316	25.9%	78
Cory	224	25.1%	84
Lanigan	513	22.0%	77
Rocanville	422	22.5%	61
Patience Lake(5)	–	–	–
Esterhazy(6)	13	24.5%	4
New Brunswick(7)	196	24.6%	84

(1)	Mineral reserves include proven and probable reserves. There has been no third party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.32, Cory 0.26, Lanigan 0.30, Rocanville 0.33 and New Brunswick 0.46.

FORM 10-K ï Part I

(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.93, Cory 3.37, Lanigan 3.71, Rocanville 2.93 and New Brunswick 3.04.
(4)	Estimates are based upon proven and probable reserves and annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 4.07, Cory 2.66, Lanigan 6.69, Rocanville 6.95 and New Brunswick 2.33. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine. Years of remaining mine life, in the case of the Saskatchewan mines, do not include any announced expansions and, in the case of the New Brunswick mines, are based upon applying the current annual mining rate to the expanded reserves.
(5)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the productive capacity of or the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. However, this inability to properly describe details of the mining process precludes reporting of an ore reserve for Patience Lake. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 2.8% of the Company’s potash production in 2007.
(6)	At Esterhazy, mine operator Mosaic mines potash for which the Company holds mineral rights. Production is carried out under a mining and processing agreement with Mosaic. The Esterhazy mineral reserve tonnage presented here is the current estimate of mineable tonnes remaining in the Company’s lands after reconciliation of historic tonnes mined and product received from Mosaic. Since the tonnage of product to be received by the Company is based on an agreement with Mosaic, the entire tonnage available is placed in the “Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the nominated amount for 2008 and the maximum amount of product under the agreement for subsequent years will be received by the Company.
(7)	At New Brunswick, as a result of additional study and analysis in 2007, a portion of the Picadilly potash mineralization, reported as a measured mineral resource in previous years, has been recategorized as a reserve.

Resources

Mineral resources, which are exclusive of the mineral reserves reported above, are contained within the lands for which a mining lease is held at each mine. These resources are reported as mineralization in-place while the reserves are reported as recoverable ore.

In Saskatchewan, where geological correlations are straightforward, the mineral resource categories are generally characterized by the Company as follows:

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

In New Brunswick, where geology is complex, mineral resource categories are generally characterized by the Company as follows:

•	areas with many drillhole intersections within a seismically defined area and with consistent stratigraphy, mineralogy and potash quality are reported in the measured mineral resource category;
•	areas with few drill intersections within a seismically defined area, or with structurally modified (folded) and less consistent mineralogy, but still exhibiting good quality potash intersections, are reported in the indicated mineral resource category;

FORM 10-K ï Part I

•	areas with little or no drilling, complex geology, partial seismic coverage and/or inconsistent potash quality in drill intersections are reported in the inferred mineral resource category.

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), airborne electromagnetic and regional gravity data.

The Company’s estimated mineral resource tonnage as of December 31, 2007 for each of our mines is as follows:

	Mineral Resource
	Measured Resource	Indicated Resource	Inferred Resource
	(Millions of tonnes	(Millions of tonnes	(Millions of tonnes
	in-place)	in-place)	in-place)
Allan	1,112	–	3,977
Cory	958	148	3,069
Lanigan	1,309	2,183	1,755
Rocanville	–	–	1,056
Patience Lake(1)	–	–	–
Esterhazy(2)	–	–	–
New Brunswick	–	153	319

(1)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 5 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation at present.
(2)	Since mining at Esterhazy is carried out under an agreement with mine operator Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company holds no mineral resource tonnage over and above the reported reserve at Esterhazy.

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

FORM 10-K ï Part I

Properties

We have four nitrogen production facilities, of which three are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities:

Plant Locations	Nitrogen Products Produced
Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(1)	Ammonia, nitric acid and nitrogen solutions
Lima, Ohio(2)	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	In June 2003, we suspended production of ammonia and nitrogen solutions at Geismar due to high U.S. natural gas costs and low product margins. On September 15, 2005, nitrogen solutions production in Geismar was restarted.
(2)	INEOS USA LLC operated the Lima facility under an operating agreement with the Company which terminated on December 31, 2007, after which the Company commenced operating the facility.

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

The following table sets forth, for each of the last three years, the Company’s production of ammonia.

Ammonia(1)
(Millions of tonnes)
	Annual	2007	2006	2005
	Capacity	Production	Production	Production
Trinidad	2.177	2.077	1.932	1.887
Augusta, GA	0.688	0.610	0.633	0.655
Lima, OH	0.588	0.531	0.339	0.382
Geismar, LA(2)	0.483	–	–	–

Total	3.936	3.218	2.904	2.924

(1)	A substantial portion is upgraded to value added products.
(2)	Indefinitely shut down production of ammonia and nitrogen solutions on June 4, 2003; restarted nitrogen solutions production on September 15, 2005 on a demand basis.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the U.S., we employ natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 100% of our needs from 2008 to 2010, 90% in 2011, 83% in 2012, 67% in 2013, 56% in 2014 and 2015, and 51% from 2016 to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 78% of our domestic consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

FORM 10-K ï Part I

Phosphate Operations

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

Properties

We conduct our phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes of phosphoric acid (“P2O5”) per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a 6.0 million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, a superphosphoric acid (“SPA”) plant, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and a silicon tetrafluoride (“STF”) plant. STF Plant No. 1 began production in March 2007 and has an annual capacity of 6,800 tonnes. STF Plants No. 2, 3 and 4 are scheduled to begin production in early 2008. When completed, the four STF plants will have a total annual capacity of 27,200 tonnes of STF.

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

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; Joplin, Missouri; and Sao Vincente, Brazil;
•	a technical and food grade phosphate plant in Cincinnati, Ohio; and
•	terminal facilities at Morehead City, North Carolina and Savannah, Georgia.

FORM 10-K ï Part I

Plant Locations	Phosphate Products Produced
Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF
White Springs, Florida(1)	SPA, DAP, MAP, MGA(2), animal feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana(3)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed
Sao Vincente, Brazil	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.
(2)	All of the MGA is consumed internally in the production of downstream products.
(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock.” The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2007, the Aurora facility’s total production of phosphate rock was 4.09 million tonnes and the White Springs facility’s total production of phosphate rock was 3.23 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. The permit expires in 2017, but the reserves in these areas could be exhausted before then. We are seeking a new permit from the Corps to mine additional areas. The Company expects to have the necessary approvals for mine continuation during the second quarter of 2008. Failure to secure the required approvals for continuation of the mining operations, on acceptable terms, would negatively affect our reserves and costs.

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

In addition to phosphate ore, the principal raw materials we require are sulfur and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which we purchase from third parties. Any significant disruption in our sulfur supply to the phosphate facilities could adversely impact our financial results. We produce sulfuric acid at the Aurora facility, White Springs facility and Geismar facility.

Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia. Much of the ammonia that we purchase from third parties is produced in Russia and imported through an ammonia terminal which we operate located within the Port of Savannah. Our operations at the Port of Savannah will cease in December 2008. The Company has made and will make additional arrangements to purchase ammonia through alternate ports or from Company-owned ammonia production facilities.

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

FORM 10-K ï Part I

The following table sets forth, for each of the last three years, the Company’s production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock
(Millions of tonnes)
	Annual	2007		2006		2005
	Capacity	Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.086	27.39	4.577	27.62	4.417	27.68
White Springs, FL	3.6	3.226	29.87	3.114	29.79	3.186	30.28
Geismar, LA	–		–	–	–	–	–

Total	9.6	7.312		7.691		7.603

Phosphoric Acid
(Millions of tonnes P2O5)
	Annual	2007	2006	2005
	Capacity	Production	Production	Production
Aurora, NC	1.202	1.083	1.080	1.048
White Springs, FL	0.966	0.925	0.881	0.865
Geismar, LA	0.202	0.156	0.147	0.184

Total	2.370	2.164	2.108	2.097

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

Since receipt of the reports (1995 for Aurora and 1997 for White Springs), we annually adjusted and updated the ore reserve estimates for both the Aurora and White Springs operations by making adjustments for ore consumed, number of tonnes sterilized (i.e., bypassed), deletions (for property sold, traded or agreed to be set aside for environmental or other purposes), additions (based on land and mineral right acquisitions) and other appropriate adjustments. There has been no third party review of the estimates within the last three years.

FORM 10-K ï Part I

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as at December 31, 2007 at an average grade of 30.7% P2O5.

	Tonnes of
	Phosphate Rock	Average Grade
	(Millions of tonnes)	% P2O5
Aurora	344	30.7%
White Springs	50	30.7%

Total	394

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 88 years. This mine life is based on an average annual production rate of approximately 3.92 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2007. Prior to our acquisition of Texasgulf in April 1995, Texasgulf transferred approximately 408 million tonnes of phosphate reserves to a newly established company, the common stock of which was transferred to Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. We were granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 16 years. This mine life is based on an average annual production rate of approximately 3.10 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2007.

The scientific and technical information included in the Phosphate Operations section has been prepared by persons who are “qualified persons” under Canadian National Instrument 43-101. For the Aurora operation, I. K. Gilmore CPG, PG (PCS Phosphate – Aurora, Superintendent Mine Planning & Chief Geologist) is the qualified person who prepared the information and who verified the data disclosed here. For the White Springs operation, Cameron Lynch P.E. (PCS Phosphate – White Springs, Superintendent Mine Planning/Mine Services) is the qualified person who supervised the preparation of the information and verified the data disclosed herein.

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

FORM 10-K ï Part I

Marketing

The following table summarizes our sales from potash, nitrogen and phosphate products (by geographical distribution) in the past three fiscal years. Certain of the prior years’ figures have been reclassified to conform with the current year’s presentation.

	2007	2006	2005
	(millions of dollars)
Potash
Canada	$88.0	$65.7	$69.3
United States	764.7	557.5	576.6
Canpotex(1)	782.7	467.1	577.1
Other	161.8	137.2	118.1

Total	$1,797.2	$1,227.5	$1,341.1

Nitrogen
Canada	$1.3	$13.9	$16.8
United States	1,651.0	1,185.2	1,262.1
Other	147.6	85.0	89.9

Total	$1,799.9	$1,284.1	$1,368.8

Phosphates
Canada	$125.7	$78.1	$89.1
United States	1,076.2	799.9	754.3
PhosChem(1)	264.6	232.2	166.7
Other	170.6	144.9	127.2

Total	$1,637.1	$1,255.1	$1,137.3

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

For financial information about our business segments and North American and offshore sales, see the information under “Business Segment Review” on pages 35 through 43 in our 2007 Financial Review, attached as Exhibit 13, and Note 19, Segment Information, to our 2007 consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of long-lived assets is disclosed in Note 19, Segment Information, to our 2007 consolidated financial statements incorporated by reference under Item 8 in this report.

We have a diversified customer base and, apart from sales to Canpotex, no one customer accounted for more than 10% of our sales in 2007.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. PCS Sales (Canada) Inc. and PCS Sales (USA), Inc. execute offshore marketing and sales for our New Brunswick potash and marketing and sales for our potash, nitrogen and phosphate products in Canada. PCS Sales (USA), Inc. executes marketing and sales for our potash, nitrogen and phosphate products in the United States. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which we execute offshore marketing and sales for our phosphate fertilizers. See “Offshore Marketing” below.

North American Marketing

In 2007, North American sales from potash products represented 47% of our total potash sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

FORM 10-K ï Part I

In 2007, North American sales from nitrogen products represented 92% of our total nitrogen sales and our total non-fertilizer products accounted for 61% of our total nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2007, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

Ammonia purchased by us is used in our operations and is sold to third party customers by PCS Sales (USA), Inc.

In 2007, North American sales from phosphate products represented 73% of our total phosphate sales, substantially all of which were attributable to phosphate customers in the United States. In 2007, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

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

Offshore Marketing

Potash we produce in Saskatchewan for sale outside Canada and the United States is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified sales, marketing and distribution force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder through its nominees on the board of directors. All the shareholders of Canpotex have agreed that, as long as they are members of Canpotex, and with respect to potash produced in Canada, they will not make offshore sales independently. The members of Canpotex have exempted production from our New Brunswick mine from this requirement. Any member may terminate its membership in Canpotex at specified times of the year on six months’ notice.

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2007, we supplied 55% of Canpotex’s requirements. Canpotex generally sells potash to private firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions:

	2007	2006	2005
Asia	69%	70%	73%
Latin America	26	22	19
Oceania	4	5	6
Europe	1	3	2

Total	100%	100%	100%

For 2007, sales to Canpotex represented 44% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 9% of our total potash sales in 2007.

Ammonia and urea predominate offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2007, our offshore sales of nitrogen products represented 8% of our total nitrogen sales.

FORM 10-K ï Part I

Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members have agreed to export their fertilizer products exclusively through PhosChem, except for exports to Canada, Puerto Rico, any member state of the European Union or the European Economic Area, sales through the U.S. Agency for International Development Tenders and sales to certain buyers affiliated with members. Historically, PhosChem negotiated prices and other terms for the export sale of its members’ phosphate fertilizer products. According to the terms of a PhosChem agreement effective January 1, 1995, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers (DAP, MAP and GTSP), and PCS Sales (USA), Inc., is responsible for the marketing of liquid merchant grade phosphoric acid to export countries. Total sales for 2007 (on a P2O5 basis) were apportioned as follows: 75% to Mosaic Crop Nutrition LLC; 18% to PCS Sales (USA), Inc., and 7% to CF Industries, Inc. The PhosChem agreement is renewed annually.

Revenue from sales to PhosChem accounted for 16% of our total phosphate sales in 2007. Other offshore phosphate sales accounted for 10% of our total phosphate sales in 2007. All of our phosphate fertilizer sales to China were made through PhosChem. In 2007, 90% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of DAP sales volumes of PhosChem for the past three calendar years in the various geographical regions:

	2007	2006	2005
Asia	62%	71%	79%
Latin America	34	23	16
Oceania	3	4	4
Other	1	2	1

Total	100%	100%	100%

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates; (ii) changes in currency and exchange controls; (iii) the availability of foreign exchange; (iv) laws, policies and actions affecting foreign trade; and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2007, we owned or leased approximately 168 terminal and warehouse facilities, some of which have multi-product capability for a total of 206 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also own or lease approximately 8,570 rail cars. In the offshore market, the Company owns or leases two warehouses in Brazil and one in China.

In 2006 and 2007, the industry experienced significant cost increases with regard to leasing ocean vessels for dry cargo shipments as a result of greater demand than available supply.

Potash Products

Transportation costs add significantly to the total cost of potash. Producers have a definite advantage in markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the U.S. Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the former Soviet Union, Germany and the Middle East) to compete effectively in some of our traditional markets.

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

FORM 10-K ï Part I

In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also have an interest in a port facility located in Portland, Oregon.

Nitrogen Products

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own approximately 20 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.

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

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the U.S. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina and through a leased terminal in Tampa, Florida, for offshore sales. We receive ammonia for our phosphate operations at White Springs and Aurora primarily through our ammonia terminal in Savannah, Georgia; the ammonia is shipped by rail from Savannah to the White Springs and Aurora facilities. Our operations at Savannah will cease in December 2008. The Company has made and will make additional arrangements to purchase ammonia through alternate ports or from Company-owned ammonia production facilities.

Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Competition

Potash is a commodity and consequently producers compete based on price and service (e.g., delivery time and ability to supply high quality material). We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. Our competition includes three North American producers and offshore producers located in the former Soviet Union, the Middle East, Europe, Asia and Latin America.

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

FORM 10-K ï Part I

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

Markets for phosphate products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while most of our North American competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring substantially higher rock processing costs. In addition, due to our location in North Carolina and the relatively high cost of transportation, our U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions. Similarly, White Springs and other Florida producers have a natural advantage in the South. Gulf Coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.

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

Employees

At December 31, 2007, we employed 5,003 persons, of whom 1,730 were salaried and 3,273 were hourly paid. Of these employees, our potash operations employed 1,773 people, our nitrogen operations 680 and our phosphate operations 2,078. Our sales and transportation and distribution functions were handled by 182 employees in Northbrook, Illinois and various other locations in the United States and Brazil and 20 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 270.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2008. The Lanigan agreement expires on January 31, 2009. PCS and the Rocanville Potash Employees Association have an agreement that expires on May 31, 2009. The agreement at PCS Cassidy Lake expires on December 31, 2010. The agreement between Mosaic and the union representing the employees at the Esterhazy mine expires on January 31, 2010. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 7, 2009 and the agreement at the PCS Purified Phosphates facility in Cincinnati expires on November 1, 2010. In addition, the agreement between INEOS USA LLC and the union representing employees at the Lima plant terminated on December 31, 2007. On January 1, 2008, the Company commenced operating the Lima plant, but it did not assume any obligations of INEOS USA LLC under the terminated collective bargaining agreement. The Company and the union representing employees at the Lima plant have commenced negotiations for a new collective bargaining agreement. We believe our relations with our employees to be good.

FORM 10-K ï Part I

Royalties and Certain Taxes

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax (“Potash Production Tax”). In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan, municipalities and others by potash producers in respect of potash sales, production or property in the Province of Saskatchewan. Our taxes, fees and royalty expenses were $129.3 million in 2007.

As a resource corporation in the Province of Saskatchewan, we are subject to capital tax that is the greater of a percentage of our taxable paid up capital or a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In addition, we pay capital tax on our taxable capital as defined in the New Brunswick Income Tax Act. In 2007, we paid total capital tax of $46.9 million.

We pay royalties to the New Brunswick government on the basis of production from our New Brunswick mine. In addition, we pay municipal taxes. Our expenses for such royalties and municipal taxes were $10.5 million in 2007.

For 2007, miscellaneous taxes paid (not included above) totaled $4.0 million. We do not make royalty payments in connection with our nitrogen and phosphate operations.

Income Taxes

PCS and certain subsidiaries are subject to federal income taxes (which include the Large Corporations Tax) and provincial income taxes in Canada.

Our subsidiaries that operate in the United States are subject to U.S. federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

The consolidated reported income tax rate for 2007 was approximately 27% compared to approximately 20% in 2006 and the consolidated effective income tax rate was 30% (2006 – 30%). A scheduled 2 percentage point reduction in the Canadian federal income tax rate applicable to resource companies effective at the beginning of 2007 and a reduction of the future income tax rate were offset by a higher percentage of consolidated income earned in higher-tax jurisdictions during 2007 compared to 2006. In 2007 the Government of Canada enacted reductions to the federal corporate income tax rate. This reduced our future income tax liability by $40.1 million.

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

Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $104.8 million for the year ended December 31, 2007, as compared to $92.6 million and $87.2 million for the years ending December 31, 2006 and December 31, 2005, respectively. These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products.

We routinely undertake environmental capital projects. In 2007, capital expenditures of $44.2 million (2006 – $13.6 million) were incurred to meet pollution prevention and control objectives and $0.5 million (2006 – $0.2 million) were incurred to meet other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2008 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives and other environmental objectives.

FORM 10-K ï Part I

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

In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. The Kyoto Protocol became effective on February 16, 2005. The Canadian government has proposed a regulatory approach for addressing the greenhouse gas reductions and other clean air requirements. It is uncertain when final rules will be issued and if they will have any material impact on us. Under the proposal, Canada would begin to apply intensity-based greenhouse gas and air pollutant emissions targets to major industrial sectors in 2010 and 2012, respectively. The United States is not presently expected to ratify the Kyoto Protocol and has announced plans for voluntary programs and incentives. A variety of laws to regulate greenhouse gas emissions have been introduced in the United States Congress, but the prospects for adoption of particular legislative objectives or requirements are uncertain at this time. Brazil and Trinidad and Tobago have also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as these are developing countries, which do not have any specific emission reduction requirements. We continue to monitor the development of programs to implement the obligations established by the Kyoto Protocol and will continue to assess the range of potential impacts of these programs on our operations. In particular, the United States is participating in global negotiations to develop a system that would become effective in 2012. We have determined that climate change is of sufficient concern to governments, elected officials, non-governmental organizations, community leaders and the general public such that we will, both from a “good corporate citizen” and regulatory point of view, pursue a greenhouse gas mitigation strategy. We have assembled a multidisciplinary task force to assess both the revenue opportunities and the corporate costs of doing so.

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including our plants in Aurora, North Carolina, Geismar, Louisiana and White Springs, Florida. The USEPA has notified us of various alleged violations of the Resource Conservation and Recovery Act at our Aurora and White Springs plants. We and other industry members have met with representatives of the U.S. Department of Justice, USEPA and various state environmental agencies regarding potential resolution of these matters. During these meetings, we were informed that the USEPA also believes the Geismar plant is in violation of these requirements. We are uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, we are unable to evaluate the extent of any exposure that the Company may have in these matters.

Significant portions of our phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, we must obtain a permit from the U.S. Army Corps of Engineers (the “Corps”) before disturbing the wetlands. We have a permit from the Corps to mine specified areas. This permit expires in 2017, but the reserves in these areas could be exhausted before then. We are seeking a new permit from the Corps to mine additional areas. This process includes significant public review and comment that could affect current mitigation and reclamation practices. The Company expects to have the necessary approvals for mine continuation during the second quarter of 2008. Failure to secure the required approvals for continuation of the mining operations on acceptable terms would negatively affect our reserves and costs.

FORM 10-K ï Part I

In 2003, the Corps issued a federal wetlands impact permit, expiring in 2040, for mining operations covering nearly all remaining reserves in the White Springs project area. State approvals were granted in 2003 for the same area with no expiration date. Local (Hamilton County) approval was granted in 2003 for a corresponding area, with provision for a five-year compliance review and renewal of the permit, contingent upon a finding of compliance with permit conditions at the time of renewal. The Hamilton County renewal was applied for in August 2007. The compliance review was contracted by Hamilton County and was underway as of the end of 2007.

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

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2007, we had accrued a total of $116.6 million for asset retirement obligations. The current portion totaled $10.2 million.

Lands mined by White Springs after July 1, 1975 and unmined lands used in certain mining operations after July 1, 1984 are subject to mandatory reclamation requirements of the State of Florida. Reclaimed lands include uplands, wetlands and lakes. Wetlands must be reclaimed on an acre-for-acre basis. For certain wetlands mined prior to 2003, alternative mitigation standards are established by a Memorandum of Agreement between us and the Florida Department of Environmental Protection pursuant to which we contributed $8.5 million through the end of 2007 for the acquisition of environmentally sensitive lands. Current reclamation practices emphasize wetland restoration and commercial forestry. White Springs is continuing planning efforts for other post-reclamation land uses that meet both environmental and economic objectives.

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

FORM 10-K ï Part I

acquired businesses. We have generated and, with respect to our current operations, continue to generate substances that could result in liability for us under these laws.

We have accrued $18.1 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $3.5 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters, including matters described below to the extent the incurrence of the costs is reasonably probable and reasonably estimable.

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

In 1998, the Company, along with other parties, was notified by the USEPA of potential liability under the CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order on Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party shared the cost of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5 million. Soil excavation activities are expected to begin by the end of 2008. The USEPA has issued letters to PCS Joint Venture and five other alleged potentially responsible parties and negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen Site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 million of previously-incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina (the “Court”) seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. In the third quarter of 2007, the Court issued its decision for the first phase of the case, in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. PCS Nitrogen has filed a motion with the Court for certification of an interlocutory appeal of the Court’s order and to stay further proceedings pending a decision on the appeal from the Fourth Circuit Appellate Court. PCS Nitrogen expects the Court will rule on the motion for certification in the first quarter of 2008. PCS Nitrogen has also filed third-party complaints in the case against owners and operators that it believes should be responsible parties with respect to the site. In the event PCS Nitrogen is unsuccessful in its appeal of the Court’s order, PCS Nitrogen will pursue the third-party complaints in the second phase of the case during which the Court will enter a final decision regarding the allocation and amount of any such liability. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

PCS Phosphate Company, Inc. (“PCS Phosphate”), along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the

FORM 10-K ï Part I

Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $30.0 million. The removal activities commenced at the Site in August 2007. We anticipate recovering some portion of our expenditures in this matter from other liable parties. USEPA is evaluating response actions for PCB impacted sediments downstream of the Site but has not issued a final remedy for those sediments.

Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, LP, f/k/a Arcadian Fertilizer, LP (“PCS Nitrogen Fertilizer”) and GEPD in conjunction with PCS Nitrogen Fertilizer’s purchase of certain real property from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions and has documented its findings in several successive facility investigation reports submitted to GEPD. Based on these findings and on the requirements of the Order, PCS Nitrogen Fertilizer is implementing a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In the event the technology proves successful and full-scale implementation is warranted, upon GEPD approval, a full-scale bioremediation remedy will be implemented. If the pilot study proves unsuccessful or if GEPD does not approve this remedial strategy, other, more costly remediation alternatives may need to be evaluated and implemented.

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

Facility and Product Security

Following the September 11, 2001 terrorist attacks in the United States, we, through our Safety, Health and Environment department, evaluated and addressed actual and potential security issues and requirements associated with our operations in the United States and elsewhere using approved security vulnerability methodologies. Additional actions and expenditures may be required in the future. In the United States, chemical facilities are regulated under the Maritime Transportation Security Act and the Chemical Facility Anti-terrorism Standards. It is anticipated that Congress will continue to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements, and we also have adopted security measures and enhancements beyond those presently required. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

FORM 10-K ï Part I

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 20, 2008 is as follows:

		Served
Name	Age	Since	Position Held
William J. Doyle	57	1987	President and Chief Executive Officer
Wayne R. Brownlee	55	1988	Executive Vice President, Treasurer and Chief Financial Officer
James F. Dietz	61	1997	Executive Vice President and Chief Operating Officer
Barbara Jane Irwin	52	2000	Senior Vice President, Administration
Robert A. Jaspar	49	1997	Senior Vice President, Information Technology
Joseph A. Podwika	45	1997	Senior Vice President, General Counsel and Secretary
G. David Delaney	47	1997	President, PCS Sales
Garth W. Moore	59	1982	President, PCS Potash
Thomas J. Regan, Jr.	63	1995	President, PCS Phosphate and PCS Nitrogen
Stephen F. Dowdle	57	1999	Senior Vice President, Fertilizer Sales, PCS Sales
Daphne J. Arnason	52	1988	Vice President, Internal Audit
Karen G. Chasez	54	2000	Vice President, Procurement
John R. Hunt	49	1997	Vice President, Safety, Health and Environment
Denis A. Sirois	52	1978	Vice President and Corporate Controller

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
Wayne R. Brownlee	July 1999 – December 2005	Senior Vice President, Treasurer and Chief Financial Officer
Robert A. Jaspar	December 2000 – June 2003	Vice President, Internal Audit
Joseph A. Podwika	January 2005 – December 2005	Vice President, General Counsel and Secretary
	March 2002 – December 2004	Senior Counsel, U.S.
Thomas J. Regan, Jr.	August 1999 – January 2007	President, PCS Phosphate
Stephen F. Dowdle	July 2000 – December 2005	Vice President, Fertilizer Sales, PCS Sales
John R. Hunt	November 2003 – January 2005	Senior Director, Operations Development
	March 2000 – October 2003	General Manager, Memphis Plant

Presentation of Financial Information

We have three principal business segments: potash, nitrogen and phosphate. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 19, Segment Information, to our consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, incorporated by reference under Item 8 of this Form 10-K.

We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 33, Reconciliation of Canadian and United States Generally Accepted Accounting Principles, to our 2007 consolidated financial statements, incorporated by reference under Item 8 of this Form 10-K, for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.

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

FORM 10-K ï Part I

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

Item 1A. Risk Factors.

Our performance and future development could be materially affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. We use an integrated risk management framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Risk Management” on pages 29 and 30 in our 2007 Financial Review, attached as Exhibit 13, incorporated herein by reference. See also note regarding “Forward-Looking Statements,” earlier in this report.

Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:

Global demand for our products that differs from expectations could adversely affect the results of future operations.

We supply product both in North America and offshore and demand for our product is affected by regional and global markets. We predict the future level of demand for our products and attempt to meet growing demand. Accurate predictions allow us to avoid surplus inventory and missed sales opportunities. However, incorrect predictions can lead to rising costs and decreased profits. Growth in demand that exceeds our expectations results in lost opportunity to produce and sell our products and may harm the credibility of our business strategy. Growth in demand below expectations reduces our expected sales and creates excess inventory and unwanted costs. A decrease in demand could result from a variety of factors, including increasing agricultural input costs, depressed commodity prices, adverse weather conditions, economic downturns, foreign currency fluctuations or changes in agricultural practices.

Inflows of water into our potash mines, or potash mines in which we have an interest, could result in increased costs and could require us to abandon a mine, either of which could adversely affect the results of our operations.

The presence of water-bearing strata in many underground mines carries the risk of water inflows into such mines. It is difficult to predict if water inflow will occur at our mines or mines in which we have an interest. We are currently managing water inflows at our New Brunswick mine, while ongoing water inflows are being managed at the Esterhazy mine, in which we have an interest in the mineral rights. Additional water inflows at these or other mines could increase the costs required to operate such mines, injure our employees or lead to the abandonment of a mine. The risk of underground water inflows, similar to other underground risks, is not insurable.

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

Many of our products are commodities and the markets for these products are highly competitive. We compete with other producers on price, product quality and service. An increase in the competitive supply of our products that

FORM 10-K ï Part I

outpaces the growth in world consumption could depress prices for a prolonged period and could negatively affect the Company’s financial performance.

Potash

With rising prices for potash products, producers have been, and will likely continue to be, engaged in expansion and development projects to increase production. Many of the proposed projects to increase potash production are speculative. However, a potash supply increase beyond market demand could depress prices and negatively affect the Company’s financial performance.

Nitrogen

The barriers to entry into the nitrogen business are relatively low. Nitrogen is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. Ammonia is then used to produce nitrogen products for a wide variety of uses. Countries with large reserves of natural gas and low production costs can produce a large supply of ammonia cheaply for the export market. While the Company’s lower cost nitrogen operations in Trinidad provide us with advantages, the Company is affected by the higher cost natural gas markets in the United States.

Phosphate

Phosphate producers are both private and government enterprises. In addition, governments influence a significant proportion of world capacity for diammonium phosphate (“DAP”), the major phosphate fertilizer product. Through subsidy, control or ownership, governments may encourage overproduction of DAP. Furthermore, governments may forego profit on DAP sales to support domestic employment. Such policies increase the risk of a supply/demand imbalance and could lower prices for our products.

Cyclicality in supply and demand can result in unfavorable market conditions and lower profits.

The market for crop nutrients, particularly certain phosphate and nitrogen products, tends to move in cycles. Periods of high demand, increasing profits and high capacity utilization generally lead to new plant investment and increased production. This growth increases supply until the market is over-saturated, leading to declining prices and declining capacity utilization until the cycle repeats. This cyclicality in prices can result in supply/demand imbalances, pressure on prices, profit margins and profitable operations; and, eventually, shutdown costs. The fertilizer business is dependent on conditions in the economy generally and the agriculture sector in particular, both in North America and offshore. The agricultural sector can be affected by adverse weather conditions, cost of inputs, commodity prices, animal diseases, the availability of government support programs and other uncertainties that may affect sales of fertilizer products, and in turn affects our financial performance.

The Company is subject to risks associated with international operations, which could negatively affect sales to customers in foreign countries as well as the operations and assets in such countries.

The Company has operations and investments in countries outside of Canada and the United States. Historically, these countries have had less stable political environments. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in SQM, APC, Sinofert and ICL. Additionally, potash from our Saskatchewan operations for sale outside Canada and the United States is sold exclusively to Canpotex, which acts as an export marketing and sales company. A significant portion of Canpotex sales are to China. Other key offshore customers are located in Brazil, India, Indonesia, Malaysia and Japan.

Risks inherent in doing business inside Canada and the United States also exist in foreign countries and may be exaggerated by differences in culture, laws and regulations. Moreover, global expansion opportunities with the lowest cost and the highest synergies are sometimes located in politically sensitive regions. Political and economic conditions, foreign trade policies, fiscal policies, laws, regulations and other activities of foreign governments may affect performance and development of our operations and investments. Our operations and investments may be affected by

FORM 10-K ï Part I

abrupt political change, forced divestiture, selective discrimination, inconvertibility of funds, armed conflict, terrorist activity and unexpected changes in regulatory requirements, social, political, labor and economic conditions.

Inadequate transportation and distribution infrastructure and capacity could limit our growth and, a shortage of railcars and bulk ships and increased transit time could result in customer dissatisfaction, loss of sales and higher transportation costs.

Inadequate transportation and distribution infrastructure and capacity could limit our growth. We rely heavily upon railcars, ocean freightliners, warehouse and port storage facilities to transport and distribute product to our customers. Transportation is a significant part of the final sale price of our products and some of our customers require just-in-time delivery. Finding affordable and dependable transportation is important in allowing us to supply customers close to our operating facilities and customers around the world. Labor disputes, derailments, adverse weather or other environmental events, short term swings in demand for potash and changes to rail or ocean freight systems could interrupt or limit available transport services, which could result in customer dissatisfaction, loss of sales potential and could negatively affect our financial performance.

Strong demand for grain and other products affects railcar availability. A shortage of railcars for carrying product and increased transit time in North America may result in inability to deliver on a timely basis, customer dissatisfaction, loss of sales and higher transportation costs. A strong world economy fuels increased demand and higher dry bulk freight rates for ocean transport. The shipping industry has a shortage of ships and the substantial time frame needed to build new ships prevents rapid market response. Delays and missed shipments relying on ocean freight could result in customer dissatisfaction and loss of sales potential and could negatively affect our financial performance.

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

In addition to the above, other risks may affect our performance including unexpected or adverse weather conditions; price risks associated with feedstocks, including natural gas and sulfur; other hedging activities; changes in capital markets and corresponding effects on our investments, including our investments in auction rate securities; changes in currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in, and the effects of, government policy and regulation, including environmental regulations and greenhouse gas regulations and regulations and actions affecting our transportation and sale of natural gas; inherent risks in industrial operations,

FORM 10-K ï Part I

including inability to obtain insurance for underground operations; inappropriate handling and transportation of some of our products by customers or carriers; and future acquisitions by the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

FORM 10-K ï Part I

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information under “Common Share Prices and Volumes”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on page 112 in our 2007 Financial Review, attached as Exhibit 13, is incorporated herein by reference and “11 Year Report” on page 65 in our 2007 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

On May 2, 2007, the Board of Directors of the Company approved a three-for-one stock split of the Company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business of May 22, 2007. All equity-based benefit plans have been adjusted to reflect the stock split. In this annual report on Form 10-K, all share and per-share data has been adjusted to reflect the stock split.

In each quarter of 2006, the Company paid a cash dividend of $0.05 per common share, for a total of $0.20 for the year. In each of the first and second quarters of 2007, the Company paid a cash dividend of $0.05 per common share, and in each of the third and fourth quarters of 2007, the Company paid a cash dividend of $0.10 per common share, for a total of $0.30 for the year.

Dividends paid to U.S. holders of our Common Shares, who do not use the shares in carrying on a business in Canada, are subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-U.S. Income Tax Convention (1980), the rate of withholding is generally reduced to 15%. Shareholders in the U.S. who have not filed a W-9 are also subject to the back-up withholding tax (currently 28%). Subject to certain limitations, the Canadian withholding tax is treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the U.S. income tax liability of the holder. Holders are generally not subject to tax under the Income Tax Act with respect to any gain realized from a disposition of Common Shares.

During the quarter ended December 31, 2007, the Company did not purchase any of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data.

The information under “11 Year Report” on page 65 in our 2007 Financial Review, attached as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of Canadian GAAP. These principles differ in certain significant respects from U.S. GAAP. The following supplemental financial data is provided on the basis of reconciliations between Canadian and U.S. GAAP.

	(In millions of US dollars, except per-share amounts)
U.S. GAAP	2007		2006	2005	2004	2003
Net income (loss)	1,061.5		625.8	532.7	290.5	(84.2)
Net income (loss) per share – basic(2)	3.36		2.01	1.64	0.90	(0.27)
Total assets	9,483.6		7,038.9	5,841.8	5,202.7	4,520.0
Long-term obligations	1,358.3	(1)	1,339.8	1,257.6	1,258.6	1,268.6

(1)	Represents long-term debt obligations and does not include unamortized costs. (See Note 13 to the Company’s consolidated financial statements for a description of such amounts.)
(2)	Adjusted to reflect three-for-one stock split in May 2007.

FORM 10-K ï Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 4 through 65 and “Appendix” on page 113 in our 2007 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Market Risks Associated With Financial Instruments” on pages 58 and 59 in our 2007 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The information under “Management’s Responsibility”, “Accountants’ Reports” and “Consolidated Financial Statements” contained on pages 69 through 111 in our 2007 Financial Review, attached as Exhibit 13, are incorporated herein by reference and “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Quarterly Results and Review of Fourth-Quarter Performance” on pages 47 through 49 in our 2007 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 69 and 70 in our 2007 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

Item 9B. Other Information.

None.

FORM 10-K ï Part II

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under “Board of Directors — Nominees for Election to the Board of Directors” and the first two paragraphs under “Appointment of Auditors and Report of Audit Committee — Report of the Audit Committee” in our 2008 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I.

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

Item 11. Executive Compensation.

The information under “Board of Directors — Director Compensation,” “Compensation — Report of the Compensation Committee and Compensation Committee Responsibilities and Procedures,” “Compensation — Compensation Discussion and Analysis” and “Compensation — Executive Compensation” in our 2008 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under “Ownership of Shares”, and the tables titled “‘At-Risk’ Investment and Year Over Year Changes” and “Equity Compensation Plan Information” in our 2008 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under “Board of Directors — Director Independence and Other Relationships” on pages 11 through 13 in our 2008 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under “Appointment of Auditors and Report of Audit Committee — Appointment of Auditors” in our 2008 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

FORM 10-K ï Part III

Part IV

Item 15. Exhibits and Financial Statement Schedules.

List of Documents Filed as Part of this Report

1.	Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 69 through 111 in our 2007 Financial Review, attached as Exhibit 13, are incorporated under Item 8 by reference.

Reports of Independent Registered Chartered Accountants	70-71
Consolidated Statements of Financial Position	72
Consolidated Statements of Operations and Retained Earnings	73
Consolidated Statements of Cash Flow	74
Notes to the Consolidated Financial Statements	75-111

2.	Schedules

Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon (which reports (1) express an unqualified opinion on the consolidated financial statements and includes an explanatory paragraph referring to changes in the Company’s accounting for financial instruments and for mine stripping costs and (2) express an unqualified opinion on the effectiveness of internal control over financial reporting), dated February 15, 2008; such consolidated financial statements and reports are included in your 2007 Financial Review Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Independent Registered Chartered Accountants
Saskatoon, Canada
February 15, 2008

FORM 10-K ï Part IV

Potash Corporation of Saskatchewan Inc.
Schedule II – Valuation and Qualifying Accounts
(in millions of US dollars)
(audited)
		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year
Allowance for doubtful trade accounts receivable
2007	4.7	1.9	0.7	5.9
2006	5.1	0.7	1.1	4.7
2005	4.6	0.5	–	5.1

Allowance for inventory valuation
2007	8.9	4.7	7.3	6.3
2006	12.9	2.4	6.4	8.9
2005	14.5	7.1	8.7	12.9

Allowance for deferred income tax assets
2007	53.1	0.3	43.0	10.4
2006	45.5	11.2	3.6	53.1
2005	29.4	16.1	–	45.5

3.	Exhibits

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

FORM 10-K ï Part IV

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

FORM 10-K ï Part IV

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2006

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(x)	Resolution and Form of Agreement of Indemnification – July 21, 2004.	10-Q	6/30/2004

10	(y)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(bb)	Deferred Share Unit Plan for Non-Employee Directors.	S-8 (File No. 333-75742)	12/21/2001

FORM 10-K ï Part IV

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(ff)	Medium Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

11		Statement re Computation of Per Share Earnings.

12		Computation of Ratio of Earnings to Fixed Charges.

13		2007 Financial Review Annual Report. The 2007 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21		Subsidiaries of the registrant.

23		Consent of Deloitte & Touche LLP.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(a)	2008 Notice of Meeting, Proxy Circular and Form of Proxy. The 2008 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99	(b)	2007 Summary Annual Report. The 2007 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

FORM 10-K ï Part IV

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	February 28, 2008

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 28, 2008

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	February 28, 2008

/s/ FREDERICK J. BLESI Frederick J. Blesi	Director	February 28, 2008

/s/ JOHN W. ESTEY John W. Estey	Director	February 28, 2008

/s/ WADE FETZER III Wade Fetzer III	Director	February 28, 2008

/s/ ALICE D. LABERGE Alice D. Laberge	Director	February 28, 2008

/s/ KEITH G. MARTELL Keith G. Martell	Director	February 28, 2008

/s/ JEFFREY J. McCAIG Jeffrey J. McCaig	Director	February 28, 2008

FORM 10-K ï Signatures

Signature	Title	Date

/s/ MARY MOGFORD Mary Mogford	Director	February 28, 2008

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	February 28, 2008

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	February 28, 2008

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	February 28, 2008

FORM 10-K ï Signatures

EXHIBIT INDEX

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2006

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(x)	Resolution and Form of Agreement of Indemnification – July 21, 2004.	10-Q	6/30/2004

10	(y)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(bb)	Deferred Share Unit Plan for Non-Employee Directors.	S-8 (File No. 333-75742)	12/21/2001

10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(ff)	Medium Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

11		Statement re Computation of Per Share Earnings.

12		Computation of Ratio of Earnings to Fixed Charges.

13		2007 Financial Review Annual Report. The 2007 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21		Subsidiaries of the registrant.

23		Consent of Deloitte & Touche LLP.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(a)	2008 Notice of Meeting, Proxy Circular and Form of Proxy. The 2008 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99	(b)	2007 Summary Annual Report. The 2007 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.