Form 10-Q
period 2008-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2008-05-09
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES ☐     NO ☑

As at April 30, 2008, Potash Corporation of Saskatchewan Inc. had 312,473,412 Common Shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Exhibit 10(bb)
Exhibit 10(ff)
Exhibit 11
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$364.6	$719.5
Accounts receivable	807.7	596.2
Inventories (Note 2)	534.4	428.1
Prepaid expenses and other current assets	58.6	36.7
Current portion of derivative instrument assets	51.1	30.8

	1,816.4	1,811.3

Derivative instrument assets	129.4	104.2
Property, plant and equipment	3,997.3	3,887.4
Investments (Note 3)	3,947.2	3,581.5
Other assets	217.4	210.7
Intangible assets	23.3	24.5
Goodwill	97.0	97.0

	$10,228.0	$9,716.6

Liabilities
Current liabilities
Short-term debt	$103.5	$90.0
Accounts payable and accrued charges	1,152.6	911.7
Current portion of long-term debt	0.2	0.2

	1,256.3	1,001.9

Long-term debt	1,339.5	1,339.4
Future income tax liability	1,015.5	988.1
Accrued pension and other post-retirement benefits	249.1	244.8
Accrued environmental costs and asset retirement obligations	120.2	121.0
Other non-current liabilities and deferred credits	2.7	2.7

	3,983.3	3,697.9

Contingencies and Guarantees (Notes 14 and 15, respectively)
Shareholders’ Equity
Share capital (Note 5)	1,462.4	1,461.3
Unlimited authorization of common shares without par value; issued and outstanding 313,608,196 and 316,411,209 at March 31, 2008 and December 31, 2007, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	101.4	98.9
Accumulated other comprehensive income	2,367.9	2,178.9
Retained earnings	2,313.0	2,279.6

	6,244.7	6,018.7

	$10,228.0	$9,716.6

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2008	2007

Sales (Note 9)	$1,890.6	$1,154.7
Less: Freight	102.4	81.9
Transportation and distribution	32.3	31.0
Cost of goods sold	899.9	672.1

Gross Margin	856.0	369.7

Selling and administrative	47.2	40.6
Provincial mining and other taxes	99.4	32.5
Foreign exchange (gain) loss	(27.7)	2.0
Other income (Note 11)	(11.9)	(13.7)

	107.0	61.4

Operating Income	749.0	308.3
Interest Expense (Note 12)	11.2	25.5

Income Before Income Taxes	737.8	282.8
Income Taxes (Note 7)	171.8	84.8

Net Income	566.0	198.0
Retained Earnings, Beginning of Period	2,279.6	1,286.4
Repurchase of Common Shares (Note 5)	(500.6)	-
Change in Accounting Policy	-	0.2
Dividends	(32.0)	(15.7)

Retained Earnings, End of Period	$2,313.0	$1,468.9

Net Income Per Share (Note 8)
Basic	$1.79	$0.63
Diluted	$1.74	$0.62

Dividends Per Share	$0.10	$0.05

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2008	2007

Operating Activities
Net income	$566.0	$198.0

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	79.9	72.7
Stock-based compensation	2.8	2.7
Loss (gain) on disposal of property, plant and equipment	0.1	(0.1)
Provision for auction rate securities	43.1	-
Foreign exchange on future income tax	(4.7)	2.7
(Recovery of) provision for future income tax	(20.6)	25.4
Undistributed earnings of equity investees	(23.4)	(13.0)
Gain on derivative instruments	(17.1)	(6.3)
Other long-term liabilities	(0.6)	0.9

Subtotal of adjustments	59.5	85.0

Changes in non-cash operating working capital
Accounts receivable	(211.4)	(50.8)
Inventories	(123.1)	(10.6)
Prepaid expenses and other current assets	(24.2)	(11.4)
Accounts payable and accrued charges	175.5	109.4

Subtotal of changes in non-cash operating working capital	(183.2)	36.6

Cash provided by operating activities	442.3	319.6

Investing Activities
Additions to property, plant and equipment	(196.5)	(109.0)
Purchase of long-term investments	(174.5)	(9.7)
Proceeds from disposal of property, plant and equipment	0.3	0.3
Other assets and intangible assets	(4.0)	(1.8)

Cash used in investing activities	(374.7)	(120.2)

Cash before financing activities	67.6	199.4

Financing Activities
Repayment and issue costs of long-term debt obligations	-	(3.4)
Proceeds from (repayment of) short-term debt obligations	13.5	(61.8)
Dividends	(31.8)	(15.7)
Repurchase of common shares	(420.5)	-
Issuance of common shares	16.3	10.3

Cash used in financing activities	(422.5)	(70.6)

(Decrease) Increase in Cash and Cash Equivalents	(354.9)	128.8
Cash and Cash Equivalents, Beginning of Period	719.5	325.7

Cash and Cash Equivalents, End of Period	$364.6	$454.5

Cash and cash equivalents comprised of:
Cash	$71.5	$17.7
Short-term investments	293.1	436.8

	$364.6	$454.5

Supplemental cash flow disclosure
Interest paid	$14.3	$14.2
Income taxes paid	$158.5	$32.1

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31, 2008
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$737.8	$171.8	$566.0

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	179.4	30.4	149.0
Net gains on derivatives designated as cash flow hedges(2)	63.0	18.9	44.1
Reclassification to income of net gains on cash flow hedges(2)	(8.2)	(2.5)	(5.7)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	1.6	-	1.6

Other comprehensive income	235.8	46.8	189.0

Comprehensive income	$973.6	$218.6	$755.0

	Three Months Ended
	March 31, 2007
	Before		Net of
	Income	Income	Income
	Taxes	Taxes	Taxes

Net income	$282.8	$84.8	$198.0

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	245.0	12.7	232.3
Net gains on derivatives designated as cash flow hedges(2)	35.1	10.5	24.6
Reclassification to income of net gains on cash flow hedges(2)	(17.2)	(5.1)	(12.1)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	4.6	-	4.6

Other comprehensive income	267.5	18.1	249.4

Comprehensive income	$550.3	$102.9	$447.4

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and investments in auction rate securities.

(2)	Cash flow hedges are comprised of natural gas derivative instruments.

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statement of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

		Net unrealized	Unrealized
		gains on	foreign exchange
	Net unrealized	derivatives	gains on
	gains on	designated as	self-sustaining
	available-for-sale	cash flow	foreign
(Net of related income taxes)	securities	hedges	operations	Total

Accumulated other comprehensive income, December 31, 2007	$2,098.7	$73.5	$6.7	$2,178.9
Increase for the three months ended March 31, 2008	149.0	38.4	1.6	189.0

Accumulated other comprehensive income, March 31, 2008	$2,247.7	$111.9	$8.3	2,367.9

Retained Earnings, March 31, 2008				2,313.0

Accumulated other comprehensive income and retained earnings, March 31, 2008				$4,680.9

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(in millions of US dollars except share, per-share, percentage and ratio amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 16. The accounting policies used in preparing these interim condensed consolidated financial statements are consistent with those used in the preparation of the 2007 annual consolidated financial statements, except as described below.

These interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2007 annual consolidated financial statements. In management’s opinion, the unaudited financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Changes in Accounting Policies

Inventories

In June 2007, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3031, “Inventories”, which replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards (“IFRSs”). This Section provides more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; restricts the classification of spare and replacement parts as inventory; requires impairment testing; and expands the disclosure requirements to increase transparency. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. This standard has been applied prospectively; accordingly comparative amounts for prior periods have not been restated. The adoption of this standard resulted in a reclassification of certain spare and replacement parts to property, plant and equipment. The effects of the adjustment were to decrease inventory by $21.1 and $21.5 at March 31, 2008 and January 1, 2008 respectively, and to increase property, plant and equipment by the same amounts. Since there was no difference in the measurement of the assets, no adjustment to opening retained earnings was necessary.

Recent Accounting Pronouncements

Capital Disclosures

Effective January 1, 2008, the company adopted CICA Section 1535, “Capital Disclosures”. This pronouncement increases harmonization with IFRSs by establishing standards for disclosing information about an entity’s capital and capital management. The company’s adoption of Section 1535 has resulted in the capital management disclosure set forth in Note 6.

Financial Instruments

Effective January 1, 2008, the company adopted CICA Section 3863, “Financial Instruments — Presentation” and CICA Section 3862, “Financial Instruments — Disclosures”, which increases harmonization with IFRSs.

Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of financial instruments, from the perspective of the issuer, between liabilities and equity; the classification of related interest, dividends, losses and gains; and the circumstances in which financial assets and financial liabilities are offset. Section 3862 provides expanded disclosure requirements that call for additional detail by financial asset and liability categories. The applicable disclosures required under these standards are included in Note 4.

International Financial Reporting Standards

In April 2008, the CICA published the exposure draft “Adopting IFRSs in Canada”. The exposure draft proposes to incorporate IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises will be required to prepare financial statements in accordance with IFRSs. The company is currently reviewing the standards to determine the potential impact on its consolidated financial statements.

Goodwill and Intangible Assets

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Other Intangible Assets”, and Section 3450, “Research and Development Costs”. The purpose of this section is to provide more specific guidance on the recognition of internally developed intangible assets and requires that research and development expenditures be evaluated against the same criteria as expenditures for intangible assets. The Section harmonizes Canadian standards with IFRSs and applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008. It is not expected to have a material impact on the company’s consolidated financial statements.

2.	Inventories

	March 31,	December 31,
	2008(1)	2007

Finished products	$286.3	$186.6
Intermediate products	75.5	70.7
Raw materials	89.9	68.0
Materials and supplies	82.7	102.8

	$534.4	$428.1

(1)	See change in accounting policy (Note 1).

During the three months ended March 31, 2008 inventories of $872.8 (2007 — $664.1) were expensed and write-downs of inventory amounting to $0.6 (2007 — $1.1) were included in cost of goods sold. No reversals of write-downs were recorded during the three months ended March 31, 2008 or 2007, and no inventories were held as collateral to secure liabilities.

3.	Investments

In January 2008, the company settled its forward purchase contract, which was denominated in Hong Kong dollars, to acquire an additional 194,290,175 shares of Sinofert Holdings Limited (“Sinofert”) for cash consideration of $173.7. A tax-exempt gain of $25.3 was recognized during 2008 as a result of the change in fair value of the contract from December 31, 2007 to the settlement date. The acquisition increases the company’s ownership interest in Sinofert to approximately 20 percent.

The company assesses at each balance sheet date whether there is objective evidence that a financial asset or a group of financial assets is impaired. In the case of investments classified as available-for-sale we consider the length of time and extent to which fair value has been below cost as well as the financial condition and near-term prospects of the investee as indicators that the securities are impaired. If any such evidence exists for available-for-sale financial assets, the cumulative loss, measured as the difference between the acquisition cost and the current fair value, less any impairment loss on that financial asset previously recognized in the income statement, is removed from equity and recognized in the income statement.

Investments include auction rate securities that are classified as available-for-sale. The company has determined that the fair value of the auction rate securities was $43.1 at March 31, 2008 (face value $132.5) and $56.0 at December 31, 2007. Of the $89.4 impairment, $19.8 was considered temporary and $69.6 was considered other-than-temporary. This represents an increase of $12.9 from the $76.5 impairment at December 31, 2007, of which $50.0 was considered temporary and $26.5 was considered other-than-temporary. This resulted in $30.2 in holding losses on available-for-sale securities at December 31, 2007 being removed from accumulated other comprehensive income (“AOCI”) and recorded as a charge against income in the first quarter. The carrying value of auction rate securities considered to be other-than-temporarily impaired is $14.6. Interest income of $1.4 was included in interest expense relating to auction rate securities. Market conditions that existed at the end of 2007 which caused the auction rate securities to be illiquid continued into the first quarter of 2008. The company is able to hold these securities until liquidity improves, but does not expect this to occur in the next 12 months.

The fair value of the auction rate securities was determined using a valuation methodology developed with the assistance of a valuation specialist. Due to the failed auction status and lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of our valuation specialist, we estimated the fair value of the auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (iv) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.

4.	Financial Instruments and Related Risk Management

The company is exposed in varying degrees to a variety of financial risks from its use of financial instruments: credit risk, liquidity risk and market risk. The source of risk exposure and how each is managed is outlined below.

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, accounts receivable, derivative instrument assets and auction rate securities. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

March 31,
2008

Cash and cash equivalents	$364.6
Accounts receivable	807.7
Derivative instrument assets	180.5
Available-for-sale investments
Auction rate securities	43.1

The maximum credit exposure associated with the derivative instrument assets does not take into consideration collateral held of $56.9.

The company manages its credit risk on cash and cash equivalents, derivative instrument assets and auction rate securities through practices guiding:

•	Acceptable minimum counterparty credit ratings relating to the natural gas derivative instrument assets

•	Daily counterparty settlement on natural gas derivative instruments based on prescribed credit thresholds

•	Exposure thresholds by counterparty on cash and cash equivalents

Derivative instrument assets are comprised of natural gas hedging instruments. At March 31, 2008, the company held cash margin deposits as collateral relating to these natural gas derivative financial instruments amounting to $56.9, which were included in accounts payable and accrued charges. The company has the right to sell, pledge, use as collateral, assign, invest, use or commingle or otherwise dispose of or use in our business any of the margin deposits held. All of the counterparties to the contracts comprising the derivative financial instruments in an asset position are of investment grade quality.

Accounts receivable is comprised of both trade and non-trade accounts. Trade accounts receivable are recognized initially at fair value and subsequently measured at amortized cost less allowance for doubtful accounts. An allowance for doubtful accounts is established when there is a reasonable expectation that the company will not be able to collect all amounts due according to the original terms of the receivables. The carrying amount of the trade accounts receivable is reduced through the use of the allowance account, and the amount of any increase in the allowance is recognized in the income statement. When a trade receivable is uncollectible, it is written off against the allowance account for trade receivables. Subsequent recoveries of amounts previously written off are credited to the income statement.

The company seeks to manage the credit risk relating to its trade receivables through a credit management program. Credit approval policies and procedures are in place guiding the granting of credit to new customers as well as the continued extension of credit for existing customers. Existing customer accounts are reviewed every 12-18 months. Credit for international customers is extended based upon an evaluation of both customer and country risk. The company utilizes both external credit reporting, where available, as well as an assessment of other relevant information such as current financial statements, credit agency reports and/or credit references before assigning credit limits to customers. Customers that fail to meet specified benchmark creditworthiness may transact with the company on a prepayment basis.

The company does not hold any collateral as security.

The credit period on sales is generally 15 days for fertilizer customers, 30 days for industrial and feed customers and up to 180 days for selected export sales customers. Interest at 1.5% per month is charged on balances remaining unpaid at the end of the sale terms. Our historical experience with customer default has been minimal and as a result we consider the credit quality of the trade receivables at March 31, 2008 which are not past due to be high. The company had virtually no impaired accounts receivable. The aging of trade receivables that were past due but not impaired was as follows:

	March 31,	December 31,
US$ million	2008	2007

1-15 days	$55.5	$36.7
16-30 days	6.2	4.1
31-60 days	0.4	0.9
Greater than 60 days	0.1	2.6

	$62.2	$44.3

A reconciliation of the accounts receivable allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
	2008	2007

Balance — beginning of period	$5.9	$4.7
Provision for receivables impairment	0.3	1.9
Receivables written off during the period as uncollectible	(0.1)	(0.7)

Balance — end of period	$6.1	$5.9

Of total accounts receivable, $37.7 relates to non-trade accounts and $219.9 represents amounts receivable from Canpotex Limited (“Canpotex”). The company sells potash from its Saskatchewan mines for use outside

North America exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There are no amounts past due or impaired relating to the Canpotex or non-trade accounts receivable.

Liquidity Risk

Liquidity risk arises from our general funding needs and in the management of the company’s assets, liabilities and optimal capital structure. The company manages its liquidity risk to maintain sufficient liquid financial resources to fund its operations and meet its commitments and obligations in a cost-effective manner. In managing its liquidity risk, the company has access to a range of funding options. The table below outlines our available debt instruments:

	March 31, 2008
	Total	Amount	Amount	Amount
	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$-	$103.5	$646.5
Line of credit	75.0	-	23.2	51.8
Commercial paper	750.0	103.5	-	646.5
US shelf registrations	4,000.0	1,350.0	-	2,250.0	(1)

(1)	$400.0 million of senior notes issued under one of the company’s US shelf registration statements were repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

The $750.0 syndicated credit facility provides for unsecured advances through May 31, 2013. The amount available to the company is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of March 31, 2008. The $75.0 line of credit is effective through May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. The commercial paper market is a source of “same day” cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2007 at Baa1 with a stable outlook. Our investment grade rating as measured by Standard & Poor’s senior debt ratings was upgraded in May, 2008 from BBB+ with a stable outlook to BBB+ with a positive outlook. The company also has US shelf registration statements under which it may issue up to an additional $2,250.0 in unsecured debt securities.

The table below presents a maturity analysis of the company’s financial liabilities based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	March 31,	Contractual	Within			Over
	2008	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$103.5	$104.1	$104.1	$-	$-	$-
Accounts payable and accrued charges(2)	816.8	816.8	816.8	-	-	-
Long-term debt obligations(1)	1,358.5	2,480.3	96.7	195.0	978.3	1,210.3
Derivative financial instrument liabilities
Foreign currency forward contracts	4.4
Outflow		238.7	238.7	-	-	-
Inflow		(234.3)	(234.3)	-	-	-
Natural gas non-hedging derivatives	0.3	0.3	0.3	-	-	-

(1)	Contractual cash flows include contractual interest payments related to debt obligations.

(2)	Excludes taxes, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

Market Risk

Market risk is the risk that financial instrument fair values will fluctuate due to changes in market prices. The significant market risks to which the company is exposed are foreign exchange risk, interest rate risk and price risk (related to commodity and equity securities).

Foreign Exchange Risk

The company is exposed to foreign exchange risk primarily relating to Canadian dollar operating and capital expenditures, income and resource taxes, dividends and capital expenditures denominated in currencies other than the US or Canadian dollar. To manage the company’s foreign exchange risk arising from future operating and capital expenditures it may enter into foreign currency forward contracts. The company’s treasury risk management policies allow such exposures to be hedged within certain prescribed limits for both forecasted operating and approved capital expenditures. The foreign currency forward contracts are not currently designated as hedging instruments for accounting purposes.

As at March 31, 2008, we had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $237.0 (2007 — $78.0) at an average exchange rate of 1.0084 (2007 — 1.1740) per US dollar. The company had also entered into other small forward contracts. Maturity dates for all forward contracts are within 2008 and 2009.

The company has certain available-for-sale investments listed on foreign exchanges and denominated in currencies other than the US dollar for which the company is exposed to foreign exchange risk. These investments are held for long-term strategic purposes.

The following table shows the company’s exposure to exchange risk and the pre-tax effects on income and other comprehensive income (“OCI”) of reasonably possible changes in the relevant foreign currency. Sensitivities for Canadian dollar denominated balances related to accounts receivable of $0.4 and trade accounts payable of $0.6 have not been included in the table as they do not represent significant foreign exchange exposures. This analysis assumes all other variables remain constant.

		Foreign Exchange Risk
	Carrying Amount	5% increase		5% decrease
	of Asset (Liability)	in US$		in US$
	at March 31,
	2008	Income	OCI	Income	OCI

Cash and cash equivalents denominated in Canadian dollar	$54.5	$(2.7)	$-	$2.7	$-
Available-for-sale investments
Israel Chemical Ltd. denominated in New Israeli Shekel	1,801.9	-	(90.1)	-	90.1
Sinofert Holdings Limited denominated in Hong Kong dollar	1,278.8	-	(63.9)	-	63.9
Derivative instruments
Foreign currency forward contracts	(4.4)	(11.5)	-	11.5	-

Interest Rate Risk

Fluctuations in interest rates impact the future cash flows and fair values of various financial instruments. With respect to the company’s debt portfolio, it addresses interest rate risk by using a diversified portfolio of fixed and floating rate instruments. This exposure is also managed by aligning current and long-term assets with demand and fixed-term debt and by monitoring the effects of market changes in interest rates. Interest rate swaps can and have been used by the company to further manage its interest rate exposure. Since most of the company’s outstanding borrowings have fixed interest rates, the primary market risk exposure is to changes in fair value.

The company is also exposed to changes in interest rates related to its investments in marketable securities and auction rate securities. With respect to marketable securities, included in cash and cash equivalents, the company’s primary objective is to ensure the security of principal amounts invested and provide for a high degree of liquidity, while achieving a satisfactory return. The company’s treasury risk management policies specify various investment parameters including eligible types of investment, maximum maturity dates and maximum exposure by counterparty.

The following table shows the company’s exposure to interest rate risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant interest rates. This analysis assumes all other variables remain constant.

		Interest Rate Risk
	Carrying Amount	1% decrease in		1% increase in
	of Asset (Liability)	interest rates		interest rates
	at March 31,
	2008	Income	OCI	Income	OCI

Fixed rate instruments
Long-term debt obligations(1)	$(1,352.6)	$-	$-	$-	$-
Variable rate instruments
Cash and cash equivalents	364.6	(3.6)	-	3.6	-
Available-for-sale investments
Auction rate securities	43.1	(1.3)	-	1.3	-
Long-term debt obligations	(5.9)	(0.1)	-	0.1	-
Short-term debt obligations	(103.5)	(1.0)	-	1.0	-

(1)	The company does not account for any fixed rate debt through income. Therefore, changes in interest rates will not affect income or OCI related to this debt.

Price Risk

The company is exposed to commodity price risk resulting from its natural gas requirements. Its natural gas strategy is based on diversification for its total gas requirements (which represent the forecast consumption of natural gas volumes by its manufacturing and mining facilities). Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost competitive basis in a manner that minimizes volatility without undue risk. The company employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing its exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. The company has an Advisory Committee, comprised of members from senior management, responsible for developing policies and establishing procedural requirements relating to our natural gas activities. Such policies include the establishment of limits for the portion of our natural gas requirements that will be hedged as well as the types of instruments that may be utilized for such hedging activities.

The company is also exposed to equity securities price risk because of its exchange-traded available-for-sale securities. These investments, other than the auction rate securities, are held for long-term strategic purposes. The price risk related to auction rate securities results from the current lack of an active market in which the company is unable to liquidate such securities and from credit risk as discussed above.

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

		Price Risk
	Carrying Amount	10% decrease		10% increase
	of Asset (Liability)	in prices		in prices
	at March 31,
	2008	Income	OCI	Income	OCI

Derivative instruments
Natural gas hedging derivatives(1)(2)	$180.5	$-	$(76.7)	$-	$76.7
Natural gas non-hedging derivatives	(0.3)	(0.2)	-	0.2	-
Available-for-sale investments
Intercorporate investments	3,080.7	-	(308.1)	-	308.1
Auction rate securities(3)	43.1	n/a	n/a	n/a	n/a

(1)	All hedge relationships are assumed to be fully effective for purposes of this analysis; therefore, no proportion of a change in price is assumed to impact net income.

(2)	As at March 31, 2008, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 94.2 million MMBtu with maturities in 2009 through 2018.

(3)	Due to the current lack of an active market for these securities, price sensitivities are not determinable.

The sensitivity analyses included in the tables above should be used with caution as the changes are hypothetical and are not predictive of future performance. The above sensitivities are calculated with reference to period-end balances and will change due to fluctuations in the balances throughout the year. In addition, for the purpose of the sensitivity analyses, the effect of a variation in a particular assumption on the fair value of the financial instrument was calculated independently of any change in another assumption. Actual changes in one factor may contribute to changes in another factor, which may magnify or counteract the effect on the fair value of the financial instrument.

Supplemental Disclosures

Financial assets are recognized initially at fair value, normally being the transaction price plus, other than for held-for-trading assets, directly attributable transaction costs. Regular way purchases and sales of financial assets are accounted for on trade date.

5.	Share Repurchase

On January 23, 2008, the Board of Directors of PCS authorized a share repurchase program of up to 15,820,000 common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. If considered advisable, shares may be repurchased from time to time on the open market through January 30, 2009 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.

During the first quarter of 2008, the company repurchased for cancellation 3,398,800 common shares under the program, at a net cost of $516.3 and an average price per share of $151.90. The repurchase resulted in a reduction of share capital of $15.7, and the excess of net cost over the average book value of the shares of $500.6 has been recorded as a reduction of retained earnings. Of the $516.3 of common shares repurchased with trade dates through March 31, 2008, only $420.5 had settled in cash by the close of the quarter.

6.	Capital Disclosures

The company’s objectives when managing its capital are to maintain financial flexibility while managing its cost of and optimizing access to capital. In order to achieve these objectives, the company’s strategy, which was unchanged from 2007, was to maintain its investment grade credit rating.

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	March 31,	December 31,
	2008	2007

Short-term debt	$103.5	$90.0
Current portion of long-term debt	0.2	0.2
Long-term debt	1,339.5	1,339.4

Total debt	1,443.2	1,429.6
Less: cash and cash equivalents	364.6	719.5

Net debt	1,078.6	710.1

Shareholders’ equity	6,244.7	6,018.7
Less: accumulated other comprehensive income	2,367.9	2,178.9

Adjusted shareholders’ equity	3,876.8	3,839.8

Adjusted capital(1)	$4,955.4	$4,549.9

(1)	Adjusted capital = (total debt − cash and cash equivalents) + (shareholders’ equity − accumulated other comprehensive income)

The company monitors capital on a number of bases, including the ratios of: adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) to adjusted interest expense; net debt to adjusted

EBITDA and net debt to adjusted capital. Adjusted EBITDA to adjusted interest expense and net debt to adjusted EBITDA are calculated utilizing twelve-month trailing adjusted EBITDA and adjusted interest expense.

	As At or For the
	12 Months Ended
	March 31,	December 31,
	2008	2007

Components of ratios
Adjusted EBITDA (twelve months ended)	$2,397.3	$1,906.3
Net debt	$1,078.6	$710.1
Adjusted interest expense (twelve months ended)	$80.4	$90.5
Adjusted capital	$4,955.4	$4,549.9
Ratios
Adjusted EBITDA to adjusted interest expense(1)	29.8	21.1
Net debt to adjusted EBITDA(2)	0.4	0.4
Net debt to adjusted capital(3)	21.8%	15.6%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (twelve months ended) / adjusted interest expense (twelve months ended)

(2)	Net debt to adjusted EBITDA = (total debt − cash and cash equivalents) / adjusted EBITDA (twelve months ended)

(3)	Net debt to adjusted capital = (total debt − cash and cash equivalents) / (total debt − cash and cash equivalents + total shareholders’ equity − accumulated other comprehensive income)

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares, or issuance of new debt.

The increase in adjusted EBITDA to adjusted interest expense is a result of operating results and a reduction in interest expense. The net debt to adjusted EBITDA ratio remained constant as improved operating results were offset by an increase in net debt. The increase in net debt led to the increase in the net debt to adjusted capital ratio.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	March 31,	March 31,	December 31,	September 30,	June 30,	December 31,
	2008	2008	2007	2007	2007	2007

Net income	$1,471.6	$566.0	$376.8	$243.1	$285.7	$1,103.6
Income taxes	503.2	171.8	65.2	150.4	115.8	416.2
Interest expense	54.4	11.2	9.7	12.7	20.8	68.7
Depreciation and amortization	298.5	79.9	75.0	69.5	74.1	291.3
Provision for auction rate securities	69.6	43.1	26.5	-	-	26.5

Adjusted EBITDA	$2,397.3	$872.0	$553.2	$475.7	$496.4	$1,906.3

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	March 31,	March 31,	December 31,	September 30,	June 30,	December 31,
	2008	2008	2007	2007	2007	2007

Interest expense	$54.4	$11.2	$9.7	$12.7	$20.8	$68.7
Capitalized interest	26.0	8.4	7.3	5.7	4.6	21.8

Adjusted interest expense	$80.4	$19.6	$17.0	$18.4	$25.4	$90.5

7.	Income Taxes

The company’s consolidated reported income tax rate for the three months ended March 31, 2008 was approximately 23 percent (2007 — 30 percent). For the three months ended March 31, 2008, the consolidated effective income tax rate was 30 percent (2007 — 30 percent). Items to note include the following:

•	A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. This was offset by higher income taxes in the US.

•	During the first quarter of 2008, an income tax recovery of $42.0 was recorded that related to an increase in permanent deductions in the US from prior years.

•	The $25.3 gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

8.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2008 of 315,662,000 (2007 — 314,896,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2008 was 326,081,000 (2007 — 321,773,000).

9.	Segment Information

The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2008

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$796.2	$581.2	$513.2	$-	$1,890.6
Freight	55.3	15.0	32.1	-	102.4
Transportation and distribution	11.4	12.9	8.0	-	32.3
Net sales — third party	729.5	553.3	473.1	-
Cost of goods sold	214.9	367.9	317.1	-	899.9
Gross margin	514.6	185.4	156.0	-	856.0
Depreciation and amortization	22.8	22.6	32.6	1.9	79.9
Inter-segment sales	-	42.0	4.2	-	-

	Three Months Ended March 31, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$380.5	$419.6	$354.6	$-	$1,154.7
Freight	43.5	11.3	27.1	-	81.9
Transportation and distribution	9.6	13.6	7.8	-	31.0
Net sales — third party	327.4	394.7	319.7	-
Cost of goods sold	153.2	263.4	255.5	-	672.1
Gross margin	174.2	131.3	64.2	-	369.7
Depreciation and amortization	17.9	21.7	29.6	3.5	72.7
Inter-segment sales	-	33.0	0.9	-	-

10.	Pension and Other Post-Retirement Expenses

	Three Months
	Ended March 31
Defined Benefit Pension Plans	2008	2007

Service cost	$3.8	$3.8
Interest cost	10.0	9.1
Expected return on plan assets	(13.0)	(10.7)
Net amortization and change in valuation allowance	2.1	3.2

Net expense	$2.9	$5.4

	Three Months
	Ended March 31
Other Post-Retirement Plans	2008	2007

Service cost	$1.4	$1.4
Interest cost	4.0	3.5
Net amortization	0.1	0.2

Net expense	$5.5	$5.1

For the three months ended March 31, 2008, the company contributed $6.2 to its defined benefit pension plans, $8.1 to its defined contribution pension plans and $2.1 to its other post-retirement plans. Total 2008 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements for the year ended December 31, 2007 in the company’s 2007 financial review annual report.

11.	Other Income

	Three Months
	Ended March 31
	2008	2007

Share of earnings of equity investees	$23.4	$13.0
Gain on forward purchase contract for shares in Sinofert (Note 3)	25.3	-
Other	6.3	0.7
Provision for auction rate securities (Note 3)	(43.1)	-

	$11.9	$13.7

12.	Interest Expense

	Three Months
	Ended March 31
	2008	2007

Interest expense on
Short-term debt	$1.7	$2.2
Long-term debt	23.7	31.6
Interest capitalized to property, plant and equipment	(8.4)	(4.2)
Interest income	(5.8)	(4.1)

	$11.2	$25.5

13.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

14.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2008 or 2007.

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

In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Soil excavation activities are expected to begin by the end of 2008. In February 2008, the USEPA issued letters to PCS Joint Venture and other alleged potentially responsible parties requiring a good faith offer to perform and/or to pay for the remedy. Negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties.

In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina (the “Court”) seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court entered an order bifurcating the case into two phases. In the third quarter of 2007, the Court issued its decision for the first phase of the case, in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. In the first quarter of 2008, PCS Nitrogen filed a motion with the Court for certification of an interlocutory appeal of the Court’s order and to stay further proceedings pending a decision on the appeal from the Fourth Circuit Appellate Court. In April 2008, the Court denied PCS Nitrogen’s motion for certification finding that an interlocutory appeal of its order at this time would not materially advance the ultimate termination of the litigation. PCS Nitrogen will have to wait until the Court issues a final ruling before it can appeal the Court’s decision. PCS Nitrogen has filed third-party complaints against owners and operators that it believes should be responsible parties with respect to the site and has filed a motion seeking leave to add additional responsible parties as third-party defendants in the case. PCS Nitrogen is currently pursuing the complaints that it has filed against the third-party defendants. The Court will enter a final decision regarding the allocation and amount of liability that PCS Nitrogen and the third party defendants may have relating to the Planters Property in the second phase of the case. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

PCS Phosphate, along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $30.0. The removal activities commenced at the Site in August 2007. The company anticipates recovering some portion of its expenditures in this matter from other liable parties. USEPA is evaluating response actions for PCB-impacted sediments downstream of the Site but has not issued a final remedy for those sediments.

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar Plant is in violation of these requirements. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, LP, f/k/a Arcadian Fertilizer, LP (“PCS Nitrogen Fertilizer”) and GEPD in conjunction with PCS Nitrogen Fertilizer’s purchase of certain real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions and has documented its findings in several successive facility investigation reports submitted to GEPD. Based on these findings and on the requirements of the Order, PCS Nitrogen Fertilizer is implementing a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In the event the technology proves successful and full-scale implementation is warranted, upon GEPD approval, a full-scale bioremediation remedy will be implemented. If the pilot study proves unsuccessful or if GEPD does not approve this remedial strategy, other, more costly remediation alternatives may need to be evaluated and implemented.

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

15.	Guarantees

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2008, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $471.4. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At March 31, 2008, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $56.9 to maintain derivatives, which are included in accounts payable and accrued charges.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance requirements designed to ensure that responsible parties have sufficient resources to cover all closure and post-closure costs and liabilities associated with gypsum stacks in the state. The new requirements became effective in July 2005 and include financial strength tests that are more stringent than under previous law and a requirement that gypsum stack closure cost estimates include the cost of treating process water.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. The Minister of Environment for Saskatchewan provisionally approved the plans in July 2000. In July 2001, a Cdn $2.0 irrevocable letter of credit was posted. The company submitted a revised plan when it was due in 2006 and is awaiting a response from the Province. The company is unable to predict, at this time, the outcome of the ongoing review of the plans or the timing of implementation and structure of any financial assurance requirements.

The company has met its financial assurance responsibilities as of March 31, 2008. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated condensed financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

16.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles

Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 33 to the consolidated financial statements for the year ended December 31, 2007 in the company’s 2007 financial review annual report.

(a) Long-term investments: Certain of the company’s investments in international entities are accounted for under the equity method. Accounting principles generally accepted in those foreign jurisdictions may vary in certain important respects from Canadian GAAP and in certain other respects from US GAAP. The company’s share of earnings of these equity investees under Canadian GAAP has been adjusted for the significant effects of conforming to US GAAP.

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

(e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at March 31, 2008 and 2007, the start-up costs deferred for Canadian GAAP were not material.

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

(h) Offsetting of certain amounts: Effective January 1, 2008, US GAAP requires an entity to adopt a policy of either offsetting or not offsetting fair value amounts recognized for derivative instruments and for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted a policy to offset such amounts effective January 1, 2008. Under Canadian GAAP offsetting of the margin deposits is not permitted.

(i) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. US GAAP requires that these liability awards be measured at fair value at each reporting period. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes. As at March 31, 2008, the difference between Canadian and US GAAP was not significant.

Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP, stock options are recognized over the requisite service period which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder. For options granted under the PotashCorp 2006 Performance Option Plan, the service period commenced January 1, 2006 under Canadian GAAP and May 4, 2006 under US GAAP. For options granted under the PotashCorp 2007 Performance Option Plan, the service period commenced January 1, 2007 under Canadian GAAP and May 3, 2007 under US GAAP. This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.

(j) Stripping costs: Under Canadian GAAP, the company capitalizes and amortizes costs associated with the activity of removing overburden and other mine waste minerals in the production phase. US GAAP requires such stripping costs to be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue.

(k) Income taxes related to the above adjustments: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under Canadian and US GAAP is similar, except that income tax rates of enacted or substantively enacted tax law must be used to calculate future income tax assets and liabilities under Canadian GAAP, whereas only income tax rates of enacted tax law can be used under US GAAP.

(l) Income tax consequences of stock-based employee compensation: Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the company’s effective income tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital.

(m) Income taxes related to uncertain income tax positions: US GAAP prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain income tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Canadian GAAP has no similar requirements related to uncertain income tax positions.

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended March 31, 2008, income taxes paid under US GAAP were $159.2 (2007 — $32.1).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months
	Ended March 31
	2008	2007

Net income as reported — Canadian GAAP	$566.0	$198.0
Items increasing (decreasing) reported net income
Depreciation and amortization (c)	2.1	2.1
Exploration costs (d)	(5.9)	-
Stock-based compensation (i)	2.0	0.2
Stripping costs (j)	(0.7)	(6.6)
Share of earnings of equity investees (a)	(0.6)	-
Pension and other post-retirement benefits (f)	0.1	0.7
Deferred income taxes relating to the above adjustments (k)	0.1	1.0
Income taxes related to US GAAP effective income tax rate (k, l)	(3.2)	-
Income taxes related to stock-based compensation (l)	(17.3)	(3.3)
Income taxes related to uncertain income tax positions (m)	3.7	8.1

Net income — US GAAP	$546.3	$200.2

Basic weighted average shares outstanding — US GAAP	315,662,000	314,896,000

Diluted weighted average shares outstanding — US GAAP	326,073,000	321,773,000

Basic net income per share — US GAAP	$1.73	$0.64

Diluted net income per share — US GAAP	$1.68	$0.62

	March 31,	December 31,
	2008	2007

Total assets as reported — Canadian GAAP	$10,228.0	$9,716.6
Items increasing (decreasing) reported total assets
Property, plant and equipment (b)	(99.1)	(101.2)
Exploration costs (d)	(12.3)	(6.4)
Stripping costs (j)	(33.4)	(32.7)
Pension and other post-retirement benefits (f)	(74.0)	(66.7)
Margin deposits associated with derivative instruments (h)	(56.9)	-
Investment in equity investees (a)	1.7	2.3
Income tax asset related to uncertain income tax positions (m)	22.7	18.4
Goodwill (b)	(46.7)	(46.7)

Total assets — US GAAP	$9,930.0	$9,483.6

	March 31,	December 31,
	2008	2007

Total shareholders’ equity as reported — Canadian GAAP	$6,244.7	$6,018.7
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Cumulative-effect adjustment in respect of uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(90.5)	(85.6)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (b)	(218.0)	(218.0)
Depreciation and amortization (c)	72.2	70.1
Exploration costs (d)	(12.3)	(6.4)
Stripping costs (j)	(33.4)	(32.7)
Pension and other post-retirement benefits (f)	16.2	16.1
Share of earnings of equity investees (a)	1.7	2.3
Deferred income taxes relating to the above adjustments (k)	30.5	30.4
Income taxes related to US GAAP effective income tax rate (k, l)	(33.5)	(30.3)
Income taxes related to uncertain income tax positions (m)	18.2	14.5
Cumulative-effect adjustment to retained earnings in respect of uncertain income tax positions (m)	85.7	85.7

Shareholders’ equity — US GAAP	$6,080.3	$5,863.6

	Three Months
	Ended March 31
	2008	2007

Net income — US GAAP	$546.3	$200.2

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities	179.4	242.9
Net gains on derivatives designated as cash flow hedges	63.0	35.1
Reclassification to income of net gains on cash flow hedges	(8.2)	(17.2)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	1.6	4.6
Pension and other post-retirement benefits	(8.1)	2.9
Deferred income taxes related to other comprehensive income	(43.6)	(7.1)

Other comprehensive income	184.1	261.2

Comprehensive income — US GAAP	$730.4	$461.4

Supplemental US GAAP Disclosures

Recent Accounting Pronouncements

Framework for Fair Value Measurement

The company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008. The standard establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The implementation of this standard did not have a material impact on the consolidated financial statements as our current policy on accounting for fair value measurements is consistent with this guidance. We have, however, provided additional prescribed disclosures not required under Canadian GAAP.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

Level 1	Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2	Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3	Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

As required by SFAS No. 157, when the inputs used to measure fair value fall within more than one level of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measure in its entirety.

The following table presents the company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	of Asset (Liability)	Identical Assets	Inputs	Inputs
Description	at March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets (net of cash margin deposits held)	$123.6	$(56.9)	$-	$180.5
Available-for-sale securities	3,123.2	3,080.1	-	43.1
Derivative instrument liabilities	(4.6)	-	(4.6)	-

	Derivative
	Instrument	Available-for-Sale
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Assets	Securities

Beginning balance, December 31, 2007	$127.7	$56.0
Total gains or (losses) (realized/unrealized) before income taxes
Included in earnings	6.0	(43.1)
Included in other comprehensive income	56.8	30.2
Purchases, sales, issuances and settlements	(10.0)	-
Transfers in and/or out of Level 3	-	-

Ending balance, March 31, 2008	$180.5	$43.1

Amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(0.3)	$(43.1)

Gains and (losses) (realized and unrealized) included in earnings for the period are reported in:
Costs of goods sold	$6.0
Other income		$(43.1)

Certain natural gas derivative instrument assets are non-exchange based derivatives that trade in less liquid markets with limited pricing information. These derivatives are valued using price quotations that may not be considered observable, market-based inputs. Such instruments are therefore currently categorized in Level 3.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This standard permits entities to choose to measure many financial instruments and certain other items at fair value, providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without the need to apply hedge accounting provisions. The implementation of SFAS No. 159, effective January 1, 2008, did not have a material impact on the company’s consolidated financial statements.

Offsetting of Certain Amounts

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts”, to permit a reporting entity to either (i) offset derivative balances as well as fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement, or (ii) offset no amounts of derivatives or cash collateral for derivative instruments executed with the same counterparty.

The company adopted the provisions of FSP FIN 39-1 effective January 1, 2008. As a result of the implementation of FSP FIN 39-1 the company changed its accounting policy, on a prospective basis, to offset fair value amounts recognized for derivative instruments under master netting arrangements. This has resulted in a decrease of derivative instrument assets of $56.9 due to the netting of margin deposits held.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The standard increases convergence with IFRSs, as it relates to disclosures of derivative instruments. The company is currently reviewing the guidance, which is effective for fiscal years beginning after November 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of May 9, 2008. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp has built a global business on the natural nutrients potash, nitrogen and phosphate. Our products serve three different markets: fertilizer, industrial and animal feed. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers, who buy under contract and on the spot market; spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.

Transportation is an important part of the final purchase price for fertilizer so producers usually sell to the closest customers. In North America, we sell mainly on a delivered basis via rail, barge, truck and pipeline. Offshore customers purchase product either at the port where it is loaded or delivered with freight included.

Potash, nitrogen and phosphate are also used as inputs for the production of animal feed and industrial products. Most feed and industrial sales are by contract and are more evenly distributed throughout the year than fertilizer sales.

POTASHCORP VISION

We seek to be the partner of choice, providing superior value to all our stakeholders. We strive to be the highest quality low-cost producer and sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We strive for increased earnings and to outperform our peer group and other basic materials companies in total shareholder return, a key measure of any company’s value.

We link our financial performance with areas of extended responsibility that include safety, the environment and all those who have a social or economic interest in our business. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.

POTASHCORP STRATEGY

To provide our stakeholders with superior value, our strategy focuses on generating long-term growth while striving to minimize fluctuations in our upward-trending earnings line. This value proposition has given our stakeholders superior value for many years. We apply this strategy by concentrating on our highest margin products. This dictates our Potash First strategy, focusing our capital — internally and through investments — to build on our world-class potash assets and meet the rising global demand for this vital nutrient. By investing in potash capacity while producing to meet market demand, we create the opportunity for significant growth while limiting downside risk. We complement our potash operations with focused nitrogen and phosphate businesses that emphasize the production of high-margin products with stable and sustainable earnings potential.

We strive to grow PotashCorp by enhancing our position as supplier of choice to our customers, delivering the highest quality products at market prices when they are needed. We seek to be the supplier of choice to high-volume, high-margin customers with the lowest credit risk. It is critical that our customers recognize our ability to create value for them based on the price they pay for our products.

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

Our long-term goals and 2008 targets are set out on pages 25 to 27 of our 2007 financial review annual report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2008 Annual Target	to March 31, 2008
Prevent harm to people.	Continue safety initiatives to reduce severity and lost-time injury rates to zero. Reduce recordable injury rates by 15 percent from 2007 level. Reduce lost-time injury rates by 20 percent from 2007 level.
Recordable injury rate was 2.31, representing an increase of 19 percent for the first three months of 2008 compared to the 2007 annual level. As compared to the three months ended March 31, 2007, recordable injury rate increased 44 percent.

Lost-time injury rate was 0.21, representing an increase of 5 percent for the first three months of 2008 compared to the 2007 annual level. As compared to the three months ended March 31, 2007, lost-time injury rate was reduced 4 percent.

No damage to the environment.	Maintain energy usage per tonne of product produced at 2007 levels.	Compared to the 2007 annual average, corporate-wide weighted-average energy usage (including natural gas, electricity and fuel oil) per tonne of product (as measured on an N basis for nitrogen, P2O5 basis for phosphate and KCl basis for potash) was flat in the first three months of 2008.

	Reduce reportable releases and permit excursions by 15 percent from 2007 levels.	Reportable release rate on an annualized basis declined 33 percent while annualized permit excursions were down 64 percent during the first three months of 2008 compared to 2007 annual levels. Compared to the first three months of 2007, reportable releases and permit excursions were flat.

To meet the needs and expectations of our providers of capital.	Exceed total shareholder return for our sector and companies on the DJUSBM for 2008.	PotashCorp’s total shareholder return was 8 percent in the first three months of 2008, exceeding the DJUSBM return of −4 percent but below our sector average return of 16 percent.

FINANCIAL OVERVIEW

This discussion and analysis is based on the company’s unaudited interim condensed consolidated financial statements reported under generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 16 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2007 financial review annual report.

Earnings Guidance

The company’s guidance for the first quarter of 2008 was earnings per share in the range of $1.30 to $1.60 per share, assuming a period end exchange rate of 1.00 Canadian dollars per US dollar and consolidated effective income tax rate of 29 percent. The final result was net income of $566.0 million, or $1.74 per share, with a period-end exchange rate of 1.0279 Canadian dollars per US dollar and a consolidated effective income tax rate of 30 percent.

Overview of Actual Results

Operations

	Three Months Ended March 31

			Dollar	%
Dollars (millions) — except per-share amounts	2008	2007	Change	Change

Sales	$1,890.6	$1,154.7	$735.9	64
Freight	102.4	81.9	20.5	25
Transportation and distribution	32.3	31.0	1.3	4
Cost of goods sold	899.9	672.1	227.8	34

Gross margin	$856.0	$369.7	$486.3	132

Operating income	$749.0	$308.3	$440.7	143

Net income	$566.0	$198.0	$368.0	186

Net income per share — basic	$1.79	$0.63	$1.16	184

Net income per share — diluted	$1.74	$0.62	$1.12	181

With continuing strong market conditions for all three nutrients, first-quarter earnings of $1.74 per share ($566.0 million) were a 181 percent increase over the $0.62 per share ($198.0 million) in last year’s first quarter and 50 percent higher than the previous record of $1.16 per share set in the fourth quarter of 2007. The pressure to increase global food production continued to drive demand for potash, phosphate and nitrogen and pushed prices for all three nutrients to new heights. As a result, each segment contributed record gross margin and raised total gross margin for the quarter to $856.0 million, up from $369.7 million in last year’s first quarter. These results reflect the ongoing growth in global demand for food and the fertilizers that are essential to maximizing crop production.

Continued rising world grain demand reduced the expected global stocks-to-use ratio for wheat and coarse grains to a record low in the first quarter of 2008. Low inventories of grains and oilseeds, a long-standing problem, finally started to attract attention from the United Nations, governments and the general public. Some Asian and Latin American countries have now changed their export policies to ensure crops will be available for their own domestic use. This has put further pressure on distribution of the world’s grain supply. This tight supply has resulted in higher prices for grain and other crops which, in turn, have raised global demand for fertilizers. Combined with product supply constraints and higher raw material input costs, particularly for phosphate and nitrogen, prices for all three nutrients were pushed to record levels in the first quarter.

Strong demand in all key markets, tight global supply and a sharp upturn in prices resulted in record potash gross margin of $514.6 million for the quarter. This is 195 percent higher than the $174.2 million generated in the first quarter of 2007 and more than half the record gross margin for the entire year of 2007. Potash gross margin as a percentage of net sales rose to 71 percent from 53 percent in the first quarter last year. Nitrogen gross margin reached a record $185.4 million in the quarter, up from $131.3 million in the first quarter of 2007, driven by higher prices for all our nitrogen products and particularly strong performance from our US facilities. Significant price increases pushed phosphate gross margin to a record $156.0 million, up from $64.2 million in the first quarter of 2007. The impact of higher prices was most evident in solid fertilizers, which generated $85.3 million in gross margin — more than four times their contribution in the same period last year.

Selling and administrative expenses for the first three months of 2008 were $6.6 million higher than in the same quarter last year due to an increase in the number of employees eligible for the short-term incentive plan and the impact of upward movement in our share price on valuation of deferred share units during the first quarter of 2008. Provincial mining and other taxes tripled as potash profit per tonne increased substantially compared to the same period last year. The weakening of the Canadian dollar at March 31, 2008 compared to year-end 2007 had a positive impact on earnings as it contributed to a primarily non-cash foreign-exchange gain of $27.7 million for the first quarter of 2008. This compares to a slight strengthening in first-quarter 2007 that contributed to losses of $2.0 million in that period. Other income was relatively flat despite realizing a gain of $25.3 million on a forward purchase contract for shares of Sinofert Holdings Limited (“Sinofert”) and an increase of $10.4 million from our share of earnings in Arab Potash Company Limited (“APC”) and Sociedad Quimica y Minera de Chile (“SQM”) during the three months ended March 31, 2008. These increases were offset by an additional $43.1 million provision for other-than-temporary impairment of auction rate securities recorded in other income in the first quarter of 2008.

Our consolidated reported income tax rate for the three months ended March 31, 2008 was 23 percent as compared to 30 percent in the same period of last year; the consolidated effective income tax rate was 30 percent (2007 — 30 percent). An income tax recovery of $42.0 million, related to an increase in permanent deductions in the US, was recorded in the quarter. The $25.3 million gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

Balance Sheet

Total assets were $10,228.0 million at March 31, 2008, an increase of $511.4 million or 5 percent over December 31, 2007. Total liabilities increased by $285.4 million from December 31, 2007 to $3,983.3 million at March 31, 2008, and total shareholders’ equity increased by $226.0 million during the same period to $6,244.7 million.

The largest contributors to the increase in assets during the first three months of 2008 were investments in available-for-sale securities, accounts receivable, property, plant and equipment and inventories. The fair value of available-for-sale investments in Israel Chemicals Ltd. (“ICL”) and Sinofert increased $149.2 million from December 31, 2007 due to share price appreciation, while the company’s acquisition of additional shares in Sinofert increased the investments balance by $206.0 million. Accounts receivable increased $211.5 million or 35 percent compared to December 31, 2007 as a result of the timing of cash receipts related to the 54 percent increase in sales for the month of March 2008 compared to the month of December 2007. We made additions to property, plant and equipment of $196.5 million ($119.5 million, or 61 percent, of which related to the potash segment). Inventories increased due to higher input costs (particularly for ammonia and sulfur), despite a reclassification of $21.1 million of items from inventories to property, plant and equipment due to a new accounting standard implemented in the first quarter of 2008 and a reduction in potash inventories, which were high at the end of first-quarter 2007 when a rail strike caused inventories to build. These increases in assets were partially offset by a $354.9 million decline in cash and cash equivalents that was primarily due to common share repurchases of $420.5 million and additions to property, plant and equipment and long-term investments.

Investments include auction rate securities that are classified as available-for-sale. The company has determined that the fair value of the auction rate securities was $43.1 million at March 31, 2008 (face value $132.5 million), as compared to $56.0 million as of December 31, 2007. Of the $89.4 million impairment at March 31, 2008, $19.8 million was considered temporary and $69.6 million was considered other-than-temporary.

This represents an increase of $12.9 million from the $76.5 million impairment at December 31, 2007, of which $50.0 million was considered temporary and $26.5 million was considered other-than-temporary. Market conditions at the end of 2007 that caused the investments to be illiquid continued into the first quarter of 2008. The decline in fair value from year-end reflects such continued illiquid or non-existent markets as well as rising concerns over defaults in the challenging sub-prime mortgage market and the ongoing corrections in the housing market, which increase the probability of default in some of the underlying collateral of these investments. The increase in the proportion of the impairment that is considered other-than-temporary reflects the reduced fair values, and the fact that two other investments (in addition to the two at December 31, 2007) of the six investments held in our account are now considered to fall into this category. This increase is as a result of the length of time and amount of impairment loss for such investments combined with collateral underlying the investments that is at a higher risk for default. The company is able to hold the investments in auction rate securities until liquidity improves, but does not expect this to occur in the next 12 months.

Liabilities increased primarily as a result of accounts payable and accrued charges which were up $240.9 million compared to December 31, 2007. The increase was attributable to (i) potash production tax payable, which was up $67.7 million with potash profits during the first quarter of 2008; (ii) payables for $95.8 million of shares repurchased in first-quarter 2008 that did not settle until April 2008; (iii) $53.0 million higher natural gas and sulfur payables due to higher commodity prices; and (iv) hedge margin deposits that were up $23.0 million due to higher natural gas prices.

Share capital, retained earnings, contributed surplus and accumulated other comprehensive income (“AOCI”) all increased at March 31, 2008 compared to December 31, 2007. AOCI increased $189.0 million as net unrealized gains on available-for-sale securities increased $149.0 million and net unrealized gains on our natural gas derivatives that qualify for hedge accounting increased $38.4 million. During the first quarter of 2008, we repurchased for cancellation 3,398,800 common shares at a net cost of $516.3 million resulting in a reduction of share capital of $15.7 million. The excess of net cost over the average book value of the shares of $500.6 million was recorded as a reduction of retained earnings. Net income of $566.0 million for the first three months of 2008 increased retained earnings while dividends declared of $32.0 million and the impact of the share repurchase program reduced the balance, for a net increase in retained earnings of $33.4 million at March 31, 2008 compared to December 31, 2007.

Business Segment Review

Note 9 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. Net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance where applicable to give further insight into these results. Certain of the prior periods’ figures have been reclassified to conform to the current periods’ presentation.

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$796.2	$380.5	109
Freight	55.3	43.5	27
Transportation and distribution	11.4	9.6	19

Net sales	$729.5	$327.4	123

Manufactured product
Net sales
North American	$291.6	$152.7	91	967	892	8	$301.36	$171.15	76
Offshore	432.0	171.0	153	1,569	1,273	23	$275.36	$134.28	105

	723.6	323.7	124	2,536	2,165	17	$285.28	$149.47	91
Cost of goods sold	211.7	151.3	40				$83.43	$69.84	19

Gross margin	511.9	172.4	197				$201.85	$79.63	153

Other miscellaneous and purchased product
Net sales	5.9	3.7	59
Cost of goods sold	3.2	1.9	68

Gross margin	2.7	1.8	50

Gross Margin	$514.6	$174.2	195				$202.92	$80.46	152

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Potash gross margin of $514.6 million for the first three months of 2008 was almost triple the first quarter of 2007, reflecting higher spot market prices.

•	Although the expiration of contracts for seaborne potash to China at the end of 2007 resulted in reduced shipments to the world’s largest potash importer in the first quarter of 2008, rising demand in other markets more than offset this reduction. The tight conditions resulted in increased prices in all markets during the first quarter of 2008.

•	Our ending inventories were flat compared to year-end and down 37 percent from the end of first-quarter 2007. At quarter-end, North American potash producer inventories remained 37 percent below the previous five-year average.

•	We produced 2.5 million tonnes compared to 2.3 million tonnes in first-quarter 2007. Cost of goods sold increased 19 percent, almost $14 per tonne, due to the impact of a stronger Canadian dollar and additional costs for brine inflow management at New Brunswick in the first quarter of 2008.

•	Collective bargaining agreements with labor organizations representing employees at Allan, Cory and Patience Lake expired on April 30, 2008. Negotiations for new collective bargaining agreements are in progress.

Manufactured potash gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2008 vs. 2007
		Change in		Total
		Prices/Costs		Manufactured
	Change in			Potash
	Sales		Cost of	Gross Margin
	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
North American	$9.5	$126.0	$(14.4)	$121.1
Offshore	26.5	221.3	(29.5)	218.3
Change in market mix	2.8	(2.8)	0.1	0.1

Total	$38.8	$344.5	$(43.8)	$339.5

Sales and Cost of Goods Sold

The most significant contributors to the $340.4-million increase in total gross margin quarter over quarter were as follows:

•	Offshore prices doubled as price increases in major markets were announced through 2007 and first-quarter 2008. Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, implemented price increases in Brazil that totaled $150 per tonne, and effective June 1, 2008 the price will increase to $750 per tonne. In India, a $50-per-tonne increase took effect on imports in the second quarter of 2007; an additional increase of $355 per tonne will be in effect from May 2008 to March 2009. Southeast Asian customers saw total price increases of $165 per tonne since first-quarter 2007 with an additional increase of $200-$210 per tonne to be effective June 1, 2008. Canpotex’s 2007 agreement with Sinofert in China was reached in February 2007 for an increase of $5 per tonne on 2007 shipments; limited shipments were made to China in first-quarter 2008 as the agreement was not settled until April 2008 at which time an increase of $400 per tonne for shipments in the remainder of 2008 was agreed upon. The full benefit of offshore price increases announced in first-quarter 2008 was not captured because of higher ocean freight rates and locked-in contract pricing to China and India.

•	In North America, PotashCorp fully realized the benefits of $30- and $50-per-short-ton price increases announced in late December 2007 and January 2008, respectively, and began to realize a further $80-per-short-ton increase announced for March 1, 2008. An additional price increase of $165-$193 per tonne will be in effect June 1 to August 31, 2008. Prices in the North American market were $26 per tonne, or 9 percent, higher than offshore prices. This compares to North American prices that were $37 per tonne, or 27 percent, higher than offshore prices in the first quarter of 2007. The gap between the two markets is due in part to offshore contracts lagging the North American spot market. It also reflects product mix, as North American customers prefer granular product that commands a premium over standard product more typically consumed offshore. The gap has been reduced as more offshore sales are being made on short-term pricing contracts and contracts have been renegotiated at higher prices, reflecting the increased demand for potash.

•	Potash sales volumes were higher than in first-quarter 2007 in both the North American and offshore markets. Products were being sold on an allocation basis to all customers in the first quarter of 2008 as high demand, supported by high commodity prices, kept our inventories at historically low levels and led us to sell all the product we produced. In the first quarter of 2007, North American deliveries and the ability to move product to west coast export terminals was disrupted by a rail strike and inclement weather in Canada; during the same period in 2008 no such disruptions occurred. Customers continued to receive product on the established allocation basis, as supply remained extremely tight.

•	Unlike previous years, global customers acted to secure supply rather than wait for China to set the bar with its annual price contract. This strong demand more than offset a 57 percent reduction in Canpotex’s shipments to China, which did not reach a price settlement until after the end of the first quarter of 2008.

This compares to the first quarter of 2007 when we may have delayed up to 200,000 tonnes as pricing for China was not settled until February that year. Brazil was Canpotex’s largest customer in 2008 taking 23 percent of Canpotex’s sales volumes or 614,000 tonnes, while India took 384,000 tonnes or 15 percent of Canpotex’s total shipments. Canpotex sales volumes to China were 177,000 tonnes in 2008, representing 7 percent of its total sales volumes. In 2007, sales to Brazil, India and China represented 22 percent, 10 percent and 21 percent of Canpotex’s total sales volumes, respectively.

•	Production levels rose 10 percent as no shutdown weeks were incurred compared to two in the first quarter of 2007. The impact of a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by almost $11 per tonne on all tonnes. Brine inflow management costs at New Brunswick incrementally increased total cost by $15.8 million ($6 per tonne), though this was partially offset by lower costs at Esterhazy ($6.8 million or $3 per tonne). Since the costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, the negative price component of the cost of goods sold variance was higher for the offshore market than for North America.

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$581.2	$419.6	39
Freight	15.0	11.3	33
Transportation and distribution	12.9	13.6	(5)

Net sales	$553.3	$394.7	40

Manufactured product
Net sales
Ammonia	$240.6	$169.3	42	474	520	(9)	$507.43	$325.73	56
Urea	131.9	113.9	16	297	339	(12)	$444.77	$336.54	32
Nitrogen solutions/Nitric acid/Ammonium nitrate	130.7	86.5	51	555	478	16	$235.35	$180.80	30

	503.2	369.7	36	1,326	1,337	(1)	$379.47	$276.84	37
Cost of goods sold	326.6	243.7	34				$246.29	$182.60	35

Gross margin	176.6	126.0	40				$133.18	$94.24	41

Other miscellaneous and purchased product
Net sales	50.1	25.0	100
Cost of goods sold	41.3	19.7	110

Gross margin	8.8	5.3	66

Gross Margin	$185.4	$131.3	41				$139.82	$98.20	42

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Quarterly nitrogen gross margin of $185.4 million, driven by higher realized prices resulting from strong agricultural and industrial demand, was a record high for the company. This was 41 percent higher than the $131.3 million generated in first-quarter 2007.

•	Strong fundamentals led to realized price increases in all major nitrogen products quarter over quarter.

•	Our total costs for natural gas for both Trinidad and US operations and our hedging US program rose to $6.72 per MMBtu, up 52 percent from last year’s first quarter. Our costs in Trinidad increased 71 percent while our US natural gas spot costs increased 17 percent.

•	Our Trinidad facility delivered $96.0 million (52 percent) of quarterly nitrogen gross margin. Our US operations contributed $81.5 million in gross margin and our natural gas hedges added $7.9 million.

Manufactured nitrogen gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2008 vs. 2007
		Change in		Total
		Prices/Costs		Manufactured
	Change in			Nitrogen
	Sales		Cost of	Gross Margin
	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
Ammonia	$(11.1)	$85.9	$(39.9)	$34.9
Urea	(8.4)	32.1	(13.0)	10.7
Solutions, NA, AN	4.3	30.3	(20.5)	14.1
Hedge	-	-	(9.3)	(9.3)
Change in market mix	12.1	(11.9)	-	0.2

Total	$(3.1)	$136.4	$(82.7)	$50.6

Sales and Cost of Goods Sold

The total gross margin increase of $54.1 million quarter over quarter was largely attributable to the following changes:

•	Higher global natural gas costs and strong world demand for agricultural and industrial nitrogen drove up realized ammonia prices by 56 percent from last year’s first quarter and 61 percent from the trailing quarter. The impact was also evident in urea prices, which rose 32 percent from the first quarter of 2007 and 17 percent from fourth-quarter 2007. The increased demand also affected prices for downstream nitrogen products, such as nitrogen solutions where prices were 39 percent higher, contributing an additional $16.8 million to the gross margin increase, and nitric acid and ammonium nitrate prills where prices rose 25 percent and 20 percent respectively, contributing $6.6 million and $6.5 million, respectively, to the gross margin increase.

•	Ammonia sales volumes for the first quarter were 9 percent below the same quarter last year as Trinidad production was reduced by approximately 80,000 tonnes due to required plant maintenance. This was partially offset by our US plants producing approximately 35,000 additional tonnes as we tried to maximize production volumes to meet demand. Urea sales volumes were down 12 percent from the first quarter of 2007, as less inventory was available to sell following a strong sales push in the fourth quarter of last year, and due to a slow start to the spring season, particularly in the US Southeast. Sales volumes for nitrogen solutions were up 37 percent as we continued to use our Geismar facility, which we restarted during the first quarter of 2007 on an opportunistic basis using purchased ammonia and carbon dioxide, to meet increasing US demand for liquids.

•	The 35 percent increase in per-tonne cost of goods sold was primarily attributable to higher natural gas costs which, on the average, were 52 percent higher than the first quarter of 2007. Higher global and US gas prices and strong demand contributed to higher Tampa and NOLA ammonia prices, which was a significant net positive for this segment’s performance but increased our Trinidad gas costs 71 percent in the quarter. As the natural gas industry continued to become more global, nitrogen producers in regions that had benefited from lower-cost gas, including Russia and Ukraine, faced higher input costs, raising the floor price for nitrogen globally. Natural gas costs also continued to rise in the US. As a result, our US natural gas costs rose 17 percent. Gains from our US natural gas hedging activities declined $9.3 million. The price variance in ammonia was significantly higher than that in urea and other nitrogen products, due to a higher proportion of ammonia sales attributable to our Trinidad production (78 percent in first-quarter 2008 and 86 percent in first-quarter 2007) compared to urea sales (50 percent in first-quarter

2008 and 52 percent in first-quarter 2007) and other nitrogen products (which are attributable solely to US production).

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$513.2	$354.6	45
Freight	32.1	27.1	18
Transportation and distribution	8.0	7.8	3

Net sales	$473.1	$319.7	48

Manufactured product
Net sales
Fertilizer — liquids	$94.9	$62.7	51	259	251	3	$365.97	$249.36	47
Fertilizer — solids	176.3	120.4	46	267	427	(37)	$659.64	$281.98	134
Feed	95.5	62.7	52	214	207	3	$446.90	$302.79	48
Industrial	91.2	63.2	44	192	173	11	$474.90	$365.86	30

	457.9	309.0	48	932	1,058	(12)	$491.12	$291.99	68
Cost of goods sold	304.6	247.7	23				$326.64	$234.05	40

Gross margin	153.3	61.3	150				$164.48	$57.94	184

Other miscellaneous and purchased product
Net sales	15.2	10.7	42
Cost of goods sold	12.5	7.8	60

Gross margin	2.7	2.9	(7)

Gross Margin	$156.0	$64.2	143				$167.38	$60.68	176

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Significant price increases pushed phosphate gross margin to a record $156.0 million, up from $64.2 million in the first quarter of 2007.

•	Rising costs for key inputs (particularly sulfur and ammonia) were more than offset by rising prices. Spot prices for phosphate rock and sulfur rose fourfold and sevenfold, respectively, over the same quarter last year, putting pressure on producers that do not own their own rock supply and resulting in significant price increases for downstream phosphate products.

•	The impact of higher prices, which were seen in every major product category, was most evident in manufactured solid fertilizers which generated $85.3 million in gross margin — more than four times its contribution in the same period last year. Manufactured liquid fertilizers added $20.0 million to gross margin, while feed and industrial products contributed $32.6 million and $15.4 million, respectively.

Manufactured phosphate gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2008 vs. 2007
		Change in		Total
		Prices/Costs		Manufactured
	Change in			Phosphate
	Sales		Cost of	Gross Margin
	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
Fertilizer — liquids	$1.7	$30.3	$(27.5)	$4.5
Fertilizer — solids	(21.9)	100.9	(12.9)	66.1
Feed	1.1	30.8	(12.7)	19.2
Industrial	4.3	20.9	(23.0)	2.2
Change in market mix	(2.6)	2.7	(0.1)	-

Total	$(17.4)	$185.6	$(76.2)	$92.0

Sales and Cost of Goods Sold

Quarter-over-quarter total gross margin increased $91.8 million, largely as a result of the following changes:

•	Our realized prices for solid fertilizers in the quarter reached $660 per tonne, a 134 percent increase from last year’s first quarter and 55 percent more than in the trailing quarter. While significant, pricing gains were not as substantial for our other phosphate businesses, which have historically benefited from contract pricing in weaker markets. Liquid fertilizer and feed prices rose 47 percent and 48 percent, respectively, from the same quarter last year, while industrial prices were up 30 percent quarter over quarter.

•	Solid phosphate fertilizer sales volumes were 37 percent below those in last year’s first quarter, largely as a result of lower beginning inventories and the delayed spring season. Sales volumes for liquid fertilizer and feed each rose 3 percent from the first quarter of 2007 on continued strong demand, while industrial sales volumes were up 11 percent.

•	Rising costs for key inputs continued to have a major impact. Sulfur costs rose 176 percent and negatively impacted the change in gross margin by $60.3 million while ammonia prices that were 42 percent higher further negatively impacted the gross margin change (particularly, solid fertilizers) by $9.0 million. These cost increases were partially offset as the solid fertilizer sales volume reductions pertained to DAP, which consumes the most ammonia; therefore, savings resulted as less ammonia was used for DAP. The price component of the cost of goods sold variance was highest in liquid fertilizers as a result of those products having higher concentrations of phosphoric acid than others, consuming a higher rate of raw materials and energy and as a result, input cost increases are amplified for these products. The price component of the cost of goods sold variance was also high in industrial products compared to other products as a result of costs related to a planned turnaround at Geismar (where primarily all product is sold for industrial uses) in 2008 as such turnarounds occur approximately every two years, and due to a change in product mix from solid fertilizers to industrial products that resulted in a higher proportion of fixed costs being allocated to industrial products.

Expenses and Other Income

	Three Months
	Ended March 31

			Dollar	%
Dollars (millions)	2008	2007	Change	Change

Selling and administrative	$47.2	$40.6	$6.6	16
Provincial mining and other taxes	99.4	32.5	66.9	206
Foreign exchange (gain) loss	(27.7)	2.0	(29.7)	n/m
Other income	11.9	13.7	(1.8)	(13)
Interest expense	11.2	25.5	(14.3)	(56)
Income taxes	171.8	84.8	87.0	103

n/m = not meaningful

Selling and administrative expenses increased quarter over quarter as the company expanded the number of employees eligible for the short-term incentive plan effective January 1, 2008. The valuation of deferred share units directly impacted by the upward movement in our share price during the first quarter of 2008 further increased selling and administrative expenses compared to 2007.

Provincial mining and other taxes increased principally due to higher potash prices impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profit tax component was over three times more in first-quarter 2008 than the same period in 2007 largely because Saskatchewan-produced potash gross margin increased 194 percent. Corporate capital tax expense also tripled quarter over quarter with higher potash sales revenues, though the effect was partially offset by changes enacted by the Province of Saskatchewan during the second quarter of 2006 to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over three years, with a 0.3 percentage point reduction effective July 1, 2006, a 0.2 percentage point reduction effective July 1, 2007 and a 0.1 percentage point reduction that will be effective July 1, 2008.

The impact of a weakening Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Consolidated Statement of Financial Position, partially offset by losses realized on treasury activity, contributed to a foreign exchange gain of $27.7 million during the first three months of 2008. This compares to a slight strengthening of the Canadian dollar relative to the US dollar in the first quarter of 2007 net of treasury gains realized which contributed to a foreign exchange loss of $2.0 million during that period.

Other income declined $1.8 million or 13 percent quarter over quarter. The impact of a $25.3 million gain resulting from the change in fair value of the company’s forward purchase contract to acquire additional shares of Sinofert and an increase of $10.4 million in our share of earnings from equity investees (as the same global conditions that drove our positive performance this quarter affected our offshore investments) was more than offset by a $43.1 million provision for other-than-temporary impairment of auction rate securities recorded in other income in the first quarter of 2008. This provision was in addition to $26.5 million taken in fourth-quarter 2007.

The interest expense category declined $14.3 million. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended
	March 31

				%
Dollars (millions) — except percentage amounts	2008	2007	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$1,358.6	$1,757.5	$(398.9)	(23)
Weighted average interest rate	6.5%	6.7%	(0.2)%	(3)
Short-term debt obligations
Weighted average outstanding	$92.8	$111.7	$(18.9)	(17)
Weighted average interest rate	4.2%	5.5%	(1.3)%	(24)

The lower average balance of long-term debt obligations outstanding in the first quarter of 2008 compared to 2007 (when the overlap of $500.0 million of notes issued in December 2006, prior to the repayment of $400.0 million of notes in June 2007, increased the balance) led interest expense on long-term debt to decline $7.9 million. The effect of higher capitalized interest during 2008 reduced the balance by a further $4.2 million.

The company’s consolidated reported income tax rate for the three months ended March 31, 2008 was approximately 23 percent (2007 — 30 percent). For the three months ended March 31, 2008, the consolidated effective income tax rate was 30 percent (2007 — 30 percent). Items to note include the following:

•	A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. This was offset by higher income taxes in the US.

•	During the first quarter of 2008, an income tax recovery of $42.0 million was recorded that related to an increase in permanent deductions in the US from prior years.

•	The $25.3 million gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

For the first three months of 2008, 90 percent of the effective income tax rate pertained to current income taxes and 10 percent related to future income taxes (exclusive of the recovery). The increase in the current income tax provision from 70 percent in the same period last year was largely due to the increase in nitrogen and phosphate operating income in the US, a jurisdiction where, as of December 31, 2006, we had federal income tax loss carryforwards of approximately $372.3 million that were available to offset this income; this total was reduced to nil as of December 31, 2007.

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

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$1,358.5	$0.2	$2.1	$856.2	$500.0
Estimated interest payments on long-term debt obligations	1,121.8	96.5	192.9	122.1	710.3
Operating leases	698.4	104.3	175.7	145.3	273.1
Purchase obligations	1,452.3	643.9	380.6	167.6	260.2
Other commitments	80.2	13.3	40.7	7.8	18.4
Other long-term liabilities	1,287.2	47.4	72.9	39.1	1,127.8

Total	$5,998.4	$905.6	$864.9	$1,338.1	$2,889.8

Long-term Debt

Long-term debt consists of $1,350.0 million of senior notes issued under US shelf registration statements, a net of $5.9 million under back-to-back loan arrangements (described in Note 13 to the consolidated financial statements in our 2007 financial review annual report) and other commitments of $2.6 million payable over the next 5 years.

The senior notes represent more than 99 percent of our total long-term debt obligations portfolio and are unsecured. Of the senior notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011,

$250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. There are no sinking fund requirements. The senior notes are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at March 31, 2008. Under certain conditions related to change in control, the company is required to make an offer to purchase all, or any part, of the senior notes due 2036 at 101 percent of the principal amount of the senior notes repurchased, plus accrued interest.

The estimated interest payments on long-term debt obligations in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at March 31, 2008.

Operating Leases

We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2023. The most significant operating leases consist of three items. The first is our lease of railcars, which extends to approximately 2023. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore, which runs until 2018. The third is the lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2018; the others terminate in 2016.

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

We also have a long-term agreement for the purchase of phosphate rock used at our Geismar facility. The commitments included in the table above are based on the expected purchase quantity and current net base prices.

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

Capital Expenditures

Based on our current exchange rate expectations, during 2008 we expect to incur capital expenditures, including capitalized interest, of approximately $1,130 million for opportunity capital, approximately $245 million to sustain operations at existing levels and approximately $25 million for site improvements.

The most significant single project on which funds will be spent in 2008 relates to a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 1.2 million tonnes from 2006 levels, increasing capacity there to 2.0 million tonnes including 750,000 tonnes of new compaction capacity. The project will cost approximately Cdn $892 million, plus capitalized interest. We expect to spend Cdn $380 million, plus capitalized interest, in 2008. Work began in May 2007 with construction to be complete by July 2010.

We expect to spend Cdn $194 million, plus capitalized interest, in 2008 on our 2-million-tonne potash mine and expanded milling operations in New Brunswick. The four-year construction project has an estimated cost of Cdn $1,620 million, plus capitalized interest, which includes Cdn $100 million for additional upgraded granular production capability. Construction of the mill expansion is expected to be complete at the end of the fourth quarter of 2011.

Construction on the project at our Lanigan, Saskatchewan operation which will bring back idled potash capacity of 1.5 million tonnes, including the mill refurbishment and expansion of surface, hoisting and underground facilities, is expected to be completed at the end of the second quarter of 2008. Of the total estimated cost of Cdn $421 million, we expect to spend Cdn $90 million, plus capitalized interest, in 2008. Our project to bring back 360,000 tonnes of previously idled potash capacity at our Patience Lake, Saskatchewan solution mine will also complete main construction by the end of 2008, allowing full capacity in 2009. Approximately Cdn $106 million, plus capitalized interest, will be invested in the Patience Lake construction for 22 additional injection wells, an additional recovery well plus the necessary pumping and piping systems along with minor mill modifications. Cdn $63 million of the Cdn $106 million is expected to be spent in 2008 at Patience Lake.

Our most recent announced expansion pertains to our Rocanville, Saskatchewan plant. This project will bring over 2.0 million tonnes of additional capacity to the plant and adds significant reserves of potash under a new lease immediately adjacent to the existing Rocanville lease. The project, which requires a new mine shaft and extensive expansion to the existing mill site, will take five years to complete. Expected expenditures in 2008 are modest at Cdn $50 million; the total project cost is estimated to be Cdn $1,780 million.

In the phosphate division, we began construction of a new sulfuric acid plant at our Aurora, North Carolina facility in 2007. The total cost of this project is approximately $260 million, plus capitalized interest, with $24 million of this spent in 2007 and $96 million projected to be spent in 2008. The project is scheduled to be completed in the fourth quarter of 2009.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Investment Risk — Liquidity

Investments in Auction Rate Securities

Investments include auction rate securities with maturities extending through 2046. The securities include credit linked notes with a face value of $48.3 million and collateralized debt obligations with a face value of $84.2 million. All investments were rated AAA when acquired. One investment (face value $25.0 million) is now rated BBB by one ratings agency and A3 on credit watch with negative implications by another. Another investment (face value $19.9 million) is now rated B by one ratings agency and Baa3 on credit watch with negative implications by another. The remaining securities (face value $87.6 million) continue to be rated AAA; two of these (face value $34.4 million) are on credit watch with negative implications by one ratings agency.

As of March 31, 2008, the balance recorded in investments related to these auction rate securities was $43.1 million (face value $132.5 million), resulting in a loss of $89.4 million reflected, in part, in the quarters ended December 31, 2007 and March 31, 2008. The impairment represents the company’s estimate of diminution in value as of March 31, 2008 resulting from the current lack of liquidity for these investments and the challenging sub-prime mortgage and housing markets at period-end, creating uncertainty as to the ultimate recoverability. Of the decline in value, $19.8 million was considered temporary and $69.6 million is considered other-than-temporary. We have commenced an arbitration proceeding against the investment firm that purchased the securities for our account without our authorization, and we intend to pursue our claim vigorously.

We are exposed to liquidity and credit risk on investments in auction rate securities due to the current lack of liquidity that has existed since August 2007; therefore the securities are being held in our account for longer than the approximate 28 days that was originally anticipated. We are uncertain as to when the liquidity for such securities will improve. As a result, during the fourth quarter of 2007 we reclassified the investments from short-term to long-term, reflecting that liquidity may not return within one year and, further, that we may hold the investments for a longer period of time, as we are able to.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended
	March 31

			$	%
Dollars (millions)	2008	2007	Change	Change

Cash provided by operating activities	$442.3	$319.6	$122.7	38
Cash used in investing activities	(374.7)	(120.2)	(254.5)	212
Cash used in financing activities	(422.5)	(70.6)	(351.9)	498

The following table presents summarized working capital information as at March 31, 2008 compared to December 31, 2007:

	March 31,	December 31,	$	%
Dollars (millions) — except ratio amounts	2008	2007	Change	Change

Current assets	$1,816.4	$1,811.3	$5.1	-
Current liabilities	$(1,256.3)	$(1,001.9)	$(254.4)	25
Working capital	$560.1	$809.4	$(249.3)	(31)
Current ratio	1.45	1.81	(0.36)	(20)

Our liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our line of credit and commercial paper program, long-term debt issued under our US shelf registration statements, and long-term debt drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities, and the repurchase of common shares.

Cash provided by operating activities increased $122.7 million quarter over quarter, largely attributable to the $368.0 million increase in net income. The non-cash provision for the additional charge related to auction rate securities increased the reconciliation of net income to cash provided by operating activities by $43.1 million while the change in future income taxes reduced it by $46.0 million as a net recovery of $20.6 million was recorded in first-quarter 2008 versus a provision of $25.4 million in the same period last year. Cash flow from working capital changes declined $219.8 million from first-quarter 2007, with the largest changes coming from the higher balance of accounts receivable this year due to price and timing of the higher sales during the quarter (reducing cash flow from working capital changes compared to last year by $160.6 million) and the higher balance of inventories driven by increased input costs (reducing cash flow from working capital changes compared to last year by $112.5 million). The increase in accounts payable and accrued charges increased cash flows by $66.1 million compared to first-quarter 2007. Accounts payable and accrued charges increased during first-quarter 2008 with higher potash production tax payable, payables for shares repurchased in first-quarter 2008 that did not settle until April 2008, higher accruals for natural gas and sulfur, and increased hedge margin deposits. In first-quarter 2007, accounts payable and accrued charges increased with higher incentive plan accruals, trade accounts payable, income taxes payable, deferred revenues and dividends payable. The most significant increase in first-quarter 2008 versus that in 2007 pertained to the payable for $95.8 million of shares repurchased in first-quarter 2008 that did not exist in 2007; the increased accruals for natural gas, sulfur and potash production taxes in 2008 were partially offset by a reduction compared to 2007 in deferred revenue as the company is now accepting fewer prepayments to secure potash with customers being on allocation. As well, the accounts payable pertaining to items in accumulated other comprehensive income (which are removed from the change in accounts payable in arriving at operating cash flows when reconciling from net income) was higher in first-quarter 2008 than in first-quarter 2007, thereby reducing the change in accounts payable in that period.

Cash used in investing activities increased $254.5 million quarter over quarter. The most significant cash outlays during the first three months of 2008 and 2007 included:

•	During the first three months of 2008, $173.7 million was paid to settle the company’s forward purchase contract for shares of Sinofert. During the first three months of 2007, $9.7 million was paid to settle outstanding amounts related to the December 2006 purchase of additional shares in SQM.

•	The company spent $196.5 million on additions to property plant and equipment in first-quarter 2008, $87.5 million higher than the $109.0 million spent during the same three-month period last year largely due to major capital expansion projects in potash which were announced during 2007. Approximately 61 percent (2007 — 60 percent) of our consolidated capital expenditures for the period related to the potash segment.

Cash used in financing activities was $422.5 million during the first three months of 2008, an increase of $351.9 million compared to the $70.6 million spent during the same period in 2007. During first-quarter 2008, we paid $420.5 million to settle repurchases of common shares under our normal course issuer bid. Proceeds from short-term debt obligations were $13.5 million as cash was used in the share repurchase, compared to $61.8 million of short-term debt being repaid during the first quarter of 2007 from cash provided by operating activities.

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2008, exclusive of any possible acquisitions, as was the case in 2007. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Principal Debt Instruments

	March 31, 2008

	Total	Amount	Amount	Amount
Dollars (millions)	Amount	Outstanding	Committed	Available

Syndicated credit facility	$750.0	$-	$103.5	$646.5
Line of credit	75.0	-	23.2	51.8
Commercial paper	750.0	103.5	-	646.5
US shelf registrations	4,000.0	1,350.0	-	2,250.0	(1)

(1)	$400.0 million of senior notes issued under one of the company’s US shelf registration statements repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and fixed rates on our long-term debt.

We have a $750.0 million syndicated credit facility that provides for unsecured advances. The credit facility was renewed in September 2005 for a five-year term, extended in September 2006 for one additional year, and extended in October 2007 through May 31, 2013. The amount available to us is the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. No funds were borrowed under the facility as of March 31, 2008. The line of credit was renewed in September 2007 for the period to May 2009; it will be renewable annually beginning in May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. Both the line of credit and the syndicated credit facility have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facility and line of credit require a debt-to-capital ratio of less than or equal to 0.60:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses, and unrealized gains and losses in respect of hedging instruments) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $650.0 million. The syndicated credit facility and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and amount due under the line of credit, and termination of the line of credit. We were in compliance with all covenants as at March 31, 2008.

The commercial paper market is a source of “same day” cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2007 at Baa1 with a stable outlook. Our investment grade rating as measured by Standard & Poor’s senior debt ratings was upgraded in May, 2008 from BBB+ with a stable outlook to BBB+ with a positive outlook.

We also have US shelf registration statements under which we may issue up to an additional $2,250.0 million in unsecured debt securities.

For the first three months of 2008 our weighted average cost of capital was approximately 12.46 percent (2007 — 9.79 percent), of which 98 percent represented equity (2007 — 92 percent).

Outstanding Share Data

The company had 313,608,196 common shares issued and outstanding at March 31, 2008 compared to 316,411,209 common shares issued and outstanding at December 31, 2007. During the first quarter of 2008, the company issued 595,787 common shares pursuant to the exercise of stock options and our dividend reinvestment plan and repurchased 3,398,800 common shares under our normal course issuer bid. At March 31, 2008, there were 13,448,664 options to purchase common shares outstanding under the company’s five stock option plans, as compared to 14,006,984 at December 31, 2007 under five stock option plans.

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

Guarantee Contracts

Refer to Note 15 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to our guarantees.

Derivative Instruments

We use derivative financial instruments to manage exposure to commodity price, interest rate and foreign exchange rate fluctuations. Regardless of whether the derivatives are designated as hedges for Canadian GAAP purposes, they are recorded on the Consolidated Statements of Financial Position at fair value and marked-to-market each reporting period, except for certain non-financial derivatives that have qualified for and for which we have documented a normal purchase or normal sale exception in accordance with the accounting standards.

Long-term Fixed Price Contracts

Certain of our long-term raw materials agreements contain fixed price components. Our significant agreements, and the related obligations under such agreements, are discussed in “Cash Requirements”.

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) — except	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
per-share amounts	2008	2007	2007	2007	2007	2006	2006	2006
Sales	$1,890.6	$1,431.4	$1,295.0	$1,353.1	$1,154.7	$1,022.9	$953.5	$928.7

Gross margin	856.0	535.0	475.1	501.4	369.7	299.3	245.8	253.4

Net income	566.0	376.8	243.1	285.7	198.0	186.0	145.2	175.1

Net income per share — basic	1.79	1.19	0.77	0.91	0.63	0.59	0.47	0.56

Net income per share — diluted	1.74	1.16	0.75	0.88	0.62	0.58	0.46	0.55

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2008 were $371.7 million (2007 — $144.2 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with Canadian GAAP. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 16 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2007 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first three months of 2008.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2008, and Notes 1 and 16 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future years.

RISK MANAGEMENT

Execution of our corporate strategy requires an effective program to manage the associated risks. We have adopted the PotashCorp Risk Management Framework (“the Framework”) to identify and manage such risks. The Framework consists of a comprehensive risk universe, with six corporate risk categories, and corresponding identification of risk events. The major corporate categories of risks are: markets/business, distribution, operational, financial/information technology, regulatory and integrity/empowerment. Together and separately, these potentially threaten our strategies and could affect our ability to take advantage of opportunities to maximize returns for all stakeholders, as our value proposition requires.

The Framework establishes an entity-wide risk ranking methodology. Risk events are evaluated against the criteria of likelihood or frequency of occurrence and the consequential magnitude or severity of the event. Mitigation activities are identified that will reduce the likelihood and/or severity of the occurrence of a risk event. The residual risk that results from identified mitigation activities is also evaluated using the same criteria. Management identifies the most significant residual risks to our strategy and reports to the Board on the mitigation plans to manage them.

The company’s Risk Management Process of identification, management, and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported quarterly to the audit committee. Detailed discussion of the PotashCorp Risk Management Process can be found on pages 29 and 30 of our 2007 financial review annual report as well as in our 2007 Annual Report on Form 10-K. Risk management discussions specific to potash, nitrogen and phosphate operations can be found on pages 16, 20 and 24, respectively, of the 2007 financial review annual report.

The company recognizes damage to reputation as its most severe risk, which is mitigated by ongoing and transparent communication with stakeholders, commitment to sustainability, and leading-edge corporate governance practices. Moreover, significant investments and operations in a number of countries subject the company to normal business risks which could be exaggerated by differences in domestic culture, political and economic conditions, policies, laws and regulations. The company may also be adversely affected by changing anti-trust laws in its operating jurisdictions worldwide.

The most important risks to potash reported in the 2007 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers to ensure sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring, ground penetrating radar development and the development of a mining machine canopy.

Similar risks of cyclicality and market imbalance exist in nitrogen and phosphate, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, and employing gas price risk hedging strategies where appropriate. A new phosphate industry-wide environmental initiative increases the company’s risk of non-compliance with regulatory requirements and the consequential risk of potential financial and reputation loss. This risk is being addressed within the industry and the company by working with government agencies and representatives to identify and resolve issues.

There have been no significant changes to management’s risk assessments during the first three months of 2008.

OUTLOOK

The ongoing growth in global food demand has brought issues of food security and food inflation to the forefront around the world. In contrast to the slowdown in the US economy, China, India and other Asian countries are continuing to experience significant, long-term population and economic growth. Because of this growth, people in these countries require more food and can afford a more nutritious diet that includes protein from meat sources. This requires an ever-increasing number of animals for food production and millions of additional tonnes of feed grains.

These factors have increased pressure on the world’s food supply, as global grain consumption is expected to exceed production again this year — for the eighth time in the past nine crop years — and has left only enough supply to meet the global needs for less than two months. The problem has been masked for nearly a decade by the world’s ability to draw grains from long-held inventories, keeping crop prices artificially low and giving farmers little incentive to significantly increase production. In order to have stocks today equivalent to what they were at the start of this decade, an additional 225 million harvested acres would have been required over the past eight years, or 28 million acres per year, based on the average yield over this period. Now crop prices are moving up sharply, with wheat, corn, soybeans, rice and palm oil recently reaching record levels. These higher prices are driven by the substantial growth in demand for food, which is expected to consume 95 percent of global grain production this year. With grain consumption expected to increase by approximately 30 million tonnes per year going forward, record crops are necessary each year just to match the anticipated demand.

The intense competition for global crops is giving rise to a new concern: food inflation. Even in North America, where food has been plentiful for generations and competition for crops from developing nations has been minimal, the effect on grocery store prices is becoming evident. While higher crop prices are among the factors behind rising food costs, the impact is minimal as farm costs make up less than 20 percent of the end-cost of processed food in the US. Similarly, biofuels have been targeted as part of the problem, but in reality, they consume only 5 percent of the world’s grains. The primary driver of food inflation is the ever-increasing demand created by hundreds of millions of consumers choosing more nutritious diets in nations with growing populations and wealth.

The most practical solution to issues of food supply and food inflation is to increase crop production. The world’s farmers can do this, and fertilizers will be integral to helping them achieve higher yields. With food demand driving up crop prices, farmers in all countries have the incentive to increase acreage, if available, as well as the money to purchase the inputs needed to maximize production. Our products — especially potash — can and will play a pivotal role in satisfying the increasing global demand for grain over the long term, and ensuring affordable food remains available.

With the push for increased food production, the growth in demand for fertilizers has accelerated beyond historical levels. This is especially true of potash, which has been under-applied for years in many regions. A soil fertility shortfall in any of the primary nutrients lessens the impact of the others, so many farmers are now attempting to improve the potassium levels in their soil to increase the benefits of all three nutrients. As a result, the compound annual growth rate in potash consumption has exceeded 5 percent annually over the past five years.

In North America, PotashCorp announced delivered potash price increases effective June 1, 2008 that range between $150 and $175 per short ton. Offshore, Canpotex recently entered into a new price and volume contract with India that included a 36 percent increase in volumes and a $355-per-tonne increase in delivered pricing from the previous base of $270 per tonne. Following that, Canpotex entered into a new 2008 agreement with China that included a $400-per-tonne increase, although that builds from a lower base price in China’s previous contract. Given the late signing of this contract, Canpotex is stretching to provide 1 million tonnes to China through the remainder of 2008 — a reduction of 1.5 million tonnes from last year — and is in a sold-out position for the remainder of the year.

Canpotex also announced that, effective June 1, 2008, delivered prices to Brazil and Southeast Asia would rise to $750 per tonne for granular potash and $725 per tonne for standard grade. We expect to realize these higher prices in the third quarter. Compared to the first quarter of 2008, we expect to see a 30 percent increase in total potash realized prices in the second quarter and now expect 2008 potash gross margin to be more than three-and-a-half times higher than last year’s levels.

As demand continues to rise, our Lanigan and Patience Lake projects will be the only major new sources of global potash production available for 2009. Even by ramping up approximately 1.9 million additional tonnes from these projects over the next two years, we anticipate it will be challenging to supply the full requirements of the market. Starting from a production base of 10.2 million tonnes this year, we are investing approximately $4.5 billion in a series of projects at our facilities in Saskatchewan and New Brunswick to raise our operational capacity in incremental steps to a total of 15.7 million tonnes by the end of 2012. We expect to develop an additional 1.5 million tonnes of potential capacity in Saskatchewan by 2015, further enhancing our ability to keep pace with expected annual growth in potash demand. If, for any reason, demand is less than anticipated, we will continue our practice of matching production to meet market demand to minimize downside risk.

In nitrogen, global supply grew even tighter when China recently announced that it will apply an export tax of 135 percent on urea between April 20 and September 30, 2008. During that period in 2007, it exported close to 1.8 million tonnes of urea. The market reacted immediately to this news, with global urea prices rising more than $150 per tonne within two weeks. Combined with higher prices for oil and natural gas and strong agricultural demand, the current conditions could reduce the traditional impact of seasonal weakening in nitrogen pricing that often occurs late in the second quarter.

The same export tax applies to China’s export of solid phosphate fertilizers. Last year it exported almost 2.2 million tonnes of DAP and MAP during that period. This news, combined with rising prices for global prilled sulfur and phosphate rock, could increase offshore delivered DAP prices beyond the current $1,200 per tonne.

Other downstream phosphate product pricing is expected to adjust significantly upward over the next quarters. In feed, we have announced two $250-per-short-ton increases effective April 1 and May 1, 2008. In our liquid fertilizer business, PhosChem recently concluded pricing with India at $1,985 per tonne of phosphoric acid through the end of June 2008, a $1,419 increase over the annual contract that expired March 31. All our prices for our North American liquid fertilizer business are similarly expected to adjust upward as the new fertilizer year begins. In our industrial business, where we have longer-term contracts, we expect to see price increases over the balance of 2008 and into 2009.

Given these conditions, we now expect total nitrogen and phosphate gross margin to exceed prior-year levels by more than 85 percent, almost $700 million higher than our previous forecast. In phosphate alone, we expect to generate about $800 million in gross margin in the second half of 2008.

For 2008, we anticipate capital expenditures (excluding capitalized interest) of approximately $1.3 billion, of which $200 million will relate to sustaining and environmental capital. Our consolidated reported income tax rate should be 28-29 percent. Due to higher expected potash prices and margins, provincial mining and other taxes are forecast to be 15 percent of total potash gross margin for the year, but could fall within a range of 14-18 percent depending on price realizations, the Canadian/US exchange rate, and the timing and amount of capital spending on potash projects in Saskatchewan.

Due to higher expected overall gross margin, partially offset by higher provincial mining taxes, and assuming a Canadian dollar at parity with the US dollar, we are raising full-year net income guidance from $6.25-$7.25 per share to $9.50-$10.50 per share. We expect second-quarter net income per share to be in the range of $2.20-$2.50. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar typically impacts our foreign exchange line by approximately $7.0 million, or $0.015 per share on an after-tax basis, and is primarily a non-cash item.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after March 31, 2008, are forward-looking statements. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. A number of factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates;

unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2007 under the captions “Forward Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2007 financial review annual report, pages 29 to 30, and risk management discussion specific to potash, nitrogen and phosphate operations can be found on pages 16, 20, and 24, respectively, of such report. A discussion of commodity risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk, including risk sensitivities, can be found in Note 4 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  ISSUER PURCHASE OF EQUITY SECURITIES

The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2008:

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share(1)	Programs(2)	the Programs(2)

January 1, 2008 — January 31, 2008	118,000	$139.8423	118,000	15,702,000
February 1, 2008 — February 29, 2008	1,110,700	$145.1243	1,110,700	14,591,300
March 1, 2008 — March 31, 2008	2,170,100	$156.0252	2,170,100	12,421,200

Total	3,398,800	$151.9010	3,398,800	12,421,200

(1)	Average price paid per share includes cash paid for commissions.

(2)	On January 23, 2008, the company announced that its Board of Directors had approved an open market repurchase program of approximately 5 percent of the company’s outstanding common shares, or approximately 15.82 million shares, through a normal course issuer bid. Purchasing under the program commenced on January 31, 2008 and may continue until January 30, 2009.

ITEM 5.	OTHER INFORMATION

The company’s 2008 Performance Option Plan (the “2008 Plan”) was adopted by the company’s Board of Directors on February 20, 2008 and approved by shareholders of the company on May 8, 2008. The 2008 Plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2010. A maximum aggregate of 1,000,000 common shares may be issued pursuant to stock options granted under the 2008 Plan. A copy of the 2008 Plan is attached as Exhibit 10(ff) to this Quarterly Report on Form 10-Q.

On May 8, 2008, the company’s Board of Directors approved the form of option agreement to be used in connection with grants of options under the 2008 Plan. Also on May 8, 2008, a total number of 486,450 options to purchase common shares of the company were granted under the 2008 Plan, at an exercise price per share of Cdn $199.70 for those options denominated in Canadian dollars and an exercise price per share of US$198.77 for those options denominated in US dollars. A copy of the form of option agreement is attached hereto as Exhibit 10(ff).

ITEM 6.	EXHIBITS

(a)	EXHIBITS

Incorporated By Reference
Exhibit			Filing Date/
Number	Description of Document	Form	Period End Date

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

Incorporated By Reference
Exhibit			Filing Date/
Number	Description of Document	Form	Period End Date

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

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

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2007

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2006

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004

10	(y)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, as amended.

10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.

10	(gg)	Medium Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

May 9, 2008

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

May 9, 2008

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit			Filing Date/
Number	Description of Document	Form	Period End Date

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2007

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2006

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004

10	(y)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, as amended.

10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.

10	(gg)	Medium Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.