Form 10-Q
period 2008-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2008-08-06
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES ☐     NO ☑

As at July 31, 2008, Potash Corporation of Saskatchewan Inc. had 304,967,498 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$269.9	$719.5
Accounts receivable	1,091.1	596.2
Inventories (Note 2)	605.0	428.1
Prepaid expenses and other current assets	57.0	36.7
Current portion of derivative instrument assets	96.1	30.8

	2,119.1	1,811.3
Derivative instrument assets	285.8	104.2
Property, plant and equipment	4,172.1	3,887.4
Investments (Note 3)	5,020.9	3,581.5
Other assets	262.0	210.7
Intangible assets	22.8	24.5
Goodwill	97.0	97.0

	$11,979.7	$9,716.6

Liabilities
Current liabilities
Short-term debt	$932.3	$90.0
Accounts payable and accrued charges	1,476.6	911.7
Current portion of long-term debt	0.2	0.2

	2,409.1	1,001.9
Long-term debt	1,339.2	1,339.4
Future income tax liability	1,237.9	988.1
Accrued pension and other post-retirement benefits	254.0	244.8
Accrued environmental costs and asset retirement obligations	125.0	121.0
Other non-current liabilities and deferred credits	3.4	2.7

	5,368.6	3,697.9

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity
Share capital (Note 5)	1,440.7	1,461.3
Unlimited authorization of common shares without par value; issued and outstanding 306,596,987 and 316,411,209 at June 30, 2008 and December 31, 2007, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	126.3	98.9
Accumulated other comprehensive income	3,337.9	2,178.9
Retained earnings	1,706.2	2,279.6

	6,611.1	6,018.7

	$11,979.7	$9,716.6

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Sales (Note 9)	$2,621.0	$1,353.1	$4,511.6	$2,507.8
Less: Freight	103.4	92.3	205.8	174.2
Transportation and distribution	33.3	32.6	65.6	63.6
Cost of goods sold	1,047.0	726.8	1,946.9	1,398.9

Gross Margin	1,437.3	501.4	2,293.3	871.1

Selling and administrative	79.7	73.5	126.9	114.1
Provincial mining and other taxes	163.0	34.6	262.4	67.1
Foreign exchange loss (gain)	1.9	39.5	(25.8)	41.5
Other income (Note 12)	(103.3)	(68.5)	(115.2)	(82.2)

	141.3	79.1	248.3	140.5

Operating Income	1,296.0	422.3	2,045.0	730.6
Interest Expense (Note 13)	15.7	20.8	26.9	46.3

Income Before Income Taxes	1,280.3	401.5	2,018.1	684.3
Income Taxes (Note 7)	375.2	115.8	547.0	200.6

Net Income	$905.1	$285.7	1,471.1	483.7

Retained Earnings, Beginning of Period			2,279.6	1,286.4
Repurchase of Common Shares (Note 5)			(1,981.7)	-
Change in Accounting Policy			-	0.2
Dividends			(62.8)	(47.3)

Retained Earnings, End of Period			$1,706.2	$1,723.0

Net Income Per Share (Note 8)
Basic	$2.91	$0.91	$4.70	$1.53
Diluted	$2.82	$0.88	$4.54	$1.50

Dividends Per Share	$0.10	$0.10	$0.20	$0.15

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Operating Activities
Net income	$905.1	$285.7	$1,471.1	$483.7

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	83.9	74.1	163.8	146.8
Stock-based compensation	25.1	27.8	27.9	30.5
(Gain) loss on disposal of property, plant and equipment and long-term investments	(6.9)	5.5	(6.8)	5.4
Provision for auction rate securities	0.7	-	43.8	-
Foreign exchange on future income tax	(4.6)	23.4	(9.3)	26.1
Provision for future income tax	47.4	41.8	26.8	67.2
Undistributed earnings of equity investees	(1.1)	11.1	(24.5)	(1.9)
(Gain) loss on derivative instruments	(1.9)	0.9	(19.0)	(5.4)
Other long-term liabilities	7.7	3.4	7.1	4.3

Subtotal of adjustments	150.3	188.0	209.8	273.0

Changes in non-cash operating working capital
Accounts receivable	(283.5)	11.1	(494.9)	(39.7)
Inventories	(106.2)	26.7	(229.3)	16.1
Prepaid expenses and other current assets	0.8	11.9	(23.4)	0.5
Accounts payable and accrued charges	228.1	2.7	403.6	112.1

Subtotal of changes in non-cash operating working capital	(160.8)	52.4	(344.0)	89.0

Cash provided by operating activities	894.6	526.1	1,336.9	845.7

Investing Activities
Additions to property, plant and equipment	(237.9)	(127.5)	(434.4)	(236.5)
Purchase of long-term investments	(89.6)	-	(264.1)	(9.7)
Proceeds from disposal of property, plant and equipment and long-term investments	9.3	1.0	9.6	1.3
Other assets and intangible assets	(4.5)	12.5	(8.5)	10.7

Cash used in investing activities	(322.7)	(114.0)	(697.4)	(234.2)

Cash before financing activities	571.9	412.1	639.5	611.5

Financing Activities
Repayment and issue costs of long-term debt obligations	(0.2)	(400.2)	(0.2)	(403.6)
Proceeds from (repayment of) short-term debt obligations	828.9	(9.5)	842.4	(71.3)
Dividends	(30.7)	(15.6)	(62.5)	(31.3)
Repurchase of common shares	(1,476.6)	-	(1,897.1)	-
Issuance of common shares	12.0	8.4	28.3	18.7

Cash used in financing activities	(666.6)	(416.9)	(1,089.1)	(487.5)

(Decrease) Increase in Cash and Cash Equivalents	(94.7)	(4.8)	(449.6)	124.0
Cash and Cash Equivalents, Beginning of Period	364.6	454.5	719.5	325.7

Cash and Cash Equivalents, End of Period	$269.9	$449.7	$269.9	$449.7

Cash and cash equivalents comprised of:
Cash	$42.5	$2.6	$42.5	$2.6
Short-term investments	227.4	447.1	227.4	447.1

	$269.9	$449.7	$269.9	$449.7

Supplemental cash flow disclosure
Interest paid	$22.8	$41.6	$37.1	$55.8
Income taxes paid	$227.1	$37.0	$385.6	$69.1

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Before		Net of	Before		Net of
	Income	Income	Income	Income	Income	Income
	Taxes	Taxes	Taxes	Taxes	Taxes	Taxes

Net income	$1,280.3	$375.2	$905.1	$2,018.1	$547.0	$1,471.1

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	976.4	155.8	820.6	1,155.8	186.2	969.6
Net gains on derivatives designated as cash flow hedges(2)	216.9	62.3	154.6	279.9	81.2	198.7
Reclassification to income of net gains on cash flow hedges(2)	(11.8)	(3.3)	(8.5)	(20.0)	(5.8)	(14.2)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	3.3	-	3.3	4.9	-	4.9

Other comprehensive income	1,184.8	214.8	970.0	1,420.6	261.6	1,159.0

Comprehensive income	$2,465.1	$590.0	$1,875.1	$3,438.7	$808.6	$2,630.1

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Before		Net of	Before		Net of
	Income	Income	Income	Income	Income	Income
	Taxes	Taxes	Taxes	Taxes	Taxes	Taxes

Net income	$401.5	$115.8	$285.7	$684.3	$200.6	$483.7

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	318.2	21.3	296.9	563.2	34.0	529.2
Net (losses) gains on derivatives designated as cash flow hedges(2)	(4.2)	(1.2)	(3.0)	30.9	9.3	21.6
Reclassification to income of net gains on cash flow hedges(2)	(14.1)	(4.3)	(9.8)	(31.3)	(9.4)	(21.9)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	0.3	-	0.3	4.9	-	4.9

Other comprehensive income	300.2	15.8	284.4	567.7	33.9	533.8

Comprehensive income	$701.7	$131.6	$570.1	$1,252.0	$234.5	$1,017.5

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and investments in auction rate securities.

(2)	Cash flow hedges are comprised of natural gas derivative instruments.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statement of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

		Net unrealized	Unrealized
		gains on	foreign exchange
	Net unrealized	derivatives	gains on
	gains on	designated as	self-sustaining
	available-for-sale	cash flow	foreign
(Net of related income taxes)	securities	hedges	operations	Total

Accumulated other comprehensive income, December 31, 2007	$2,098.7	$73.5	$6.7	$2,178.9
Increase for the six months ended June 30, 2008	969.6	184.5	4.9	1,159.0

Accumulated other comprehensive income, June 30, 2008	$3,068.3	$258.0	$11.6	3,337.9

Retained Earnings, June 30, 2008				1,706.2

Accumulated other comprehensive income and retained earnings, June 30, 2008				$5,044.1

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
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

Change in Accounting Policy

Inventories

In June 2007, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3031, “Inventories”, which replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards (“IFRSs”). This standard provides more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; restricts the classification of spare and replacement parts as inventory; requires impairment testing; and expands the disclosure requirements to increase transparency. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. This standard has been applied prospectively; accordingly comparative amounts for prior periods have not been restated. The adoption of this standard resulted in a reclassification of certain spare and replacement parts to property, plant and equipment. The effects of the adjustment were to decrease inventory by $21.5 at January 1, 2008 and to increase property, plant and equipment by the same amount. Since there was no difference in the measurement of the assets, no adjustment to opening retained earnings was necessary.

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

2.	Inventories

	June 30,	December 31,
	2008(1)	2007

Finished products	$341.3	$186.6
Intermediate products	99.0	70.7
Raw materials	72.3	68.0
Materials and supplies	92.4	102.8

	$605.0	$428.1

(1)	See change in accounting policy (Note 1).

During the three months ended June 30, 2008, inventories of $1,026.5 (2007 — $710.1) were expensed and write-downs of inventory amounting to $1.0 (2007 — $1.2) were included in cost of goods sold. During the six months ended June 30, 2008, inventories of $1,899.2 (2007 — $1,374.2) were expensed and write-downs of inventory amounting to $1.6 (2007 — $2.3) were included in cost of goods sold. No reversals of write-downs were recorded during the three and six months ended June 30, 2008 or 2007.

3.	Investments

In January 2008, the company settled its forward purchase contract, which was denominated in Hong Kong dollars, to acquire an additional 194,290,175 shares of Sinofert Holdings Limited (“Sinofert”) for cash consideration of $173.7. A tax-exempt gain of $25.3 was recognized during 2008 as a result of the change in fair value of the contract from December 31, 2007 to the settlement date. During the second quarter of 2008, the company purchased an additional 102,128,000 shares in Sinofert for a total cost of $76.4. Net of the ownership interest dilution that resulted from the issuance of shares of Sinofert, the acquisitions increased the company’s ownership interest in Sinofert to approximately 21 percent.

The company assesses at each balance sheet date whether there is objective evidence that a financial asset or a group of financial assets is impaired. In the case of investments classified as available-for-sale, the company considers the length of time and extent to which fair value has been below cost as well as the financial condition and near-term prospects of the investee as indicators that the securities are impaired. If any such evidence exists for available-for-sale financial assets, the cumulative loss, measured as the difference between the acquisition cost and the current fair value, less any impairment loss on that financial asset previously recognized in the income statement, is removed from equity and recognized in the income statement.

Investments include auction rate securities that are classified as available-for-sale. The company has determined that the fair value of the auction rate securities was $46.9 at June 30, 2008 (face value $132.5) as compared to $56.0 at December 31, 2007 and $43.1 as of March 31, 2008. The changes in fair value, status of impaired investments and related accounting since December 31, 2007 were as follows:

		# Investments		Impacts of
		Considered	Impacts of	Impairments
		Other-Than-	Impairments	Recorded in
		Temporarily	Recorded in	Retained
	Fair	Impaired (of 6	AOCI and	Earnings and
	Value	Total)	OCI	Net Income

Balance, December 31, 2007	$56.0	2	$50.0	$26.5
Add: Recoveries in value of investments considered temporarily impaired at beginning of period	0.2		(0.2)	-
Less: Reductions in value of investments considered temporarily impaired at beginning of period	(1.5)		1.5	-
Less: Reductions in value of investments considered other-than-temporarily impaired at beginning of period	(11.6)			11.6
Transfer of investment impairments at end of period from temporarily impaired to other-than-temporarily impaired	-	2	(31.5)	31.5

Balance, March 31, 2008	43.1	4	19.8	69.6
Add: Recoveries in value of investments considered temporarily impaired	1.0		(1.0)	-
Add: Recoveries in value of investments considered other-than-temporarily impaired	3.5		(3.5)	-
Less: Reductions in value of investments considered other-than-temporarily impaired	(0.7)		-	0.7

Balance, June 30, 2008	$46.9	4	$15.3	$70.3

At June 30, 2008, the carrying value of auction rate securities considered to be other-than-temporarily impaired was $17.4. Interest income of $1.1 and $2.5 relating to auction rate securities was included in interest expense for the three and six month periods ending June 30, 2008, respectively. Market conditions that existed at the end of 2007 which caused the auction rate securities to be illiquid continued through the first half of 2008. The company is able to hold these securities until liquidity improves, but does not expect this to occur in the next 12 months.

The fair value of the auction rate securities was determined using a valuation methodology developed with the assistance of a valuation specialist. Due to the failed auction status and lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, the company estimated the fair value of the auction rate securities based on the following: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.

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

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, accounts receivable, derivative instrument assets and auction rate securities. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

June 30, 2008

Cash and cash equivalents	$269.9
Accounts receivable	1,091.1
Derivative instrument assets	381.9
Available-for-sale investments
Auction rate securities	46.9

The maximum credit exposure associated with the derivative instrument assets does not take into consideration collateral held of $213.6.

The company manages its credit risk on cash and cash equivalents, derivative instrument assets and auction rate securities through practices guiding:

•	Acceptable minimum counterparty credit ratings relating to the natural gas and foreign currency derivative instrument assets, and cash and cash equivalents

•	Daily counterparty settlement on natural gas derivative instruments based on prescribed credit thresholds

•	Exposure thresholds by counterparty on cash and cash equivalents

Derivative instrument assets are comprised of natural gas hedging instruments. At June 30, 2008, the company held cash margin deposits as collateral relating to these natural gas derivative financial instruments amounting to $213.6, which were included in accounts payable and accrued charges. The company has the right to sell, pledge, use as collateral, assign, invest, use or commingle or otherwise dispose of or use in its business any of the margin deposits held. All of the counterparties to the contracts comprising the derivative financial instruments in an asset position are of investment grade quality.

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

The credit period on sales is generally 15 days for fertilizer customers, 30 days for industrial and feed customers and up to 180 days for selected export sales customers. Interest at 1.5% per month is charged on balances remaining unpaid at the end of the sale terms. The company has historically experienced minimal customer defaults and as a result the company considers the credit quality of the trade receivables at June 30, 2008 which are not past due to be high. The company had virtually no impaired accounts receivable. The aging of trade receivables that were past due but not impaired was as follows:

	June 30,	December 31,
	2008	2007

1-15 days	$40.6	$36.7
16-30 days	3.4	4.1
31-60 days	1.3	0.9
Greater than 60 days	0.5	2.6

	$45.8	$44.3

A reconciliation of the accounts receivable allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007

Balance — beginning of period	$5.9	$4.7
Provision for receivables impairment	1.1	1.9
Receivables written off during the period as uncollectible	(0.1)	(0.7)

Balance — end of period	$6.9	$5.9

Of total accounts receivable at June 30, 2008, $58.4 relates to non-trade accounts and $342.1 represents amounts receivable from Canpotex Limited (“Canpotex”). The company sells potash from its Saskatchewan mines for use outside North America exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There are no amounts past due or impaired relating to the Canpotex or non-trade accounts receivable.

Liquidity Risk

Liquidity risk arises from the company’s general funding needs and in the management of the company’s assets, liabilities and optimal capital structure. The company manages its liquidity risk to maintain sufficient liquid financial resources to fund its operations and meet its commitments and obligations in a cost-effective manner. In managing its liquidity risk, the company has access to a range of funding options. The table below outlines the company’s available debt instruments:

	June 30, 2008(1)
	Total	Amount		Amount	Amount
	Amount	Outstanding		Committed	Available

Syndicated credit facilities(1)	$1,750.0	$200.0		$733.1(2)	$816.9
Line of credit	75.0	-		22.7	52.3
Commercial paper	750.0	733.1	(2)	-	16.9
US shelf registrations	4,000.0	1,350.0		-	2,250.0	(3)

(1)	Except for Syndicated credit facilities which are as of July 29, 2008. On July 29, 2008, $250.0 of capacity was added to the facilities.

(2)	Per the terms of the agreements, the commercial paper outstanding or committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(3)	$400.0 of senior notes issued under one of the company’s US shelf registration statements were repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

The company has two syndicated credit facilities that provide for unsecured advances. The first is a $750.0 facility that provides for unsecured advances through May 31, 2013. The second is a $750.0 364-day facility entered into during May 2008 and amended, as of July 29, 2008, to increase the facility to $1,000.0. The amount available to the company is the total facilities amount less direct borrowings and amounts committed in respect of commercial paper. As of June 30, 2008, $200.0 of borrowings were outstanding under the 364-day facility. The $75.0 line of credit is effective through May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. The commercial paper market is a source of “same day” cash for the company. Access to this source of short-term financing depends primarily on maintaining the company’s R1 low credit rating by DBRS and conditions in the money markets. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2007 at Baa1 with a stable outlook. Its investment grade rating as measured by Standard & Poor’s senior debt ratings was upgraded in May 2008 from BBB+ with a stable outlook to BBB+ with a positive outlook. The company also has US shelf registration statements under which it may issue up to an additional $2,250.0 in unsecured debt securities.

The table below presents a maturity analysis of the company’s financial liabilities based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	June 30,	Contractual	Within			Over
	2008	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$932.3	$936.8	$936.8	$-	$-	$-
Accounts payable and accrued charges(2)	1,037.3	1,037.3	1,037.3	-	-	-
Long-term debt obligations(1)	1,358.3	2,437.8	96.3	794.4	354.0	1,193.1
Derivative financial instrument liabilities
Foreign currency forward contracts
Outflow		441.5	441.5	-	-	-
Inflow		(441.5)	(441.5)	-	-	-
Natural gas non-hedging derivatives	0.2	0.2	0.2	-	-	-

(1)	Contractual cash flows include contractual interest payments related to debt obligations.

(2)	Excludes taxes, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

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

As at June 30, 2008, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $440.0 (2007 — $103.0) at an average exchange rate of 1.0202 (2007 — 1.0690) per US dollar. The company had also entered into other small forward contracts. Maturity dates for all forward contracts are within 2008 and 2009.

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

		Foreign Exchange Risk
	Carrying Amount	5% increase		5% decrease
	of Asset (Liability)	in US$		in US$
	at June 30,
	2008	Income	OCI	Income	OCI

Cash and cash equivalents denominated in Canadian dollars	$2.1	$(0.1)	$-	$0.1	$-
Accounts receivable denominated in Canadian dollars	17.9	(0.9)	-	0.9	-
Available-for-sale investments
Israel Chemical Ltd. denominated in New Israeli Shekels	3,007.2	-	(150.4)	-	150.4
Sinofert denominated in Hong Kong dollars	1,121.8	-	(56.1)	-	56.1
Short-term debt denominated in Canadian dollars	(177.9)	8.9		(8.9)
Accounts payable denominated in Canadian dollars	(84.2)	4.2	-	(4.2)	-
Derivative instruments Foreign currency forward contracts	-	(21.9)	-	21.9	-

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

The company is also exposed to changes in interest rates related to its investments in marketable securities and auction rate securities. With respect to marketable securities, included in cash and cash equivalents, the company’s primary objective is to ensure the security of principal amounts invested and provide for a high degree of liquidity, while achieving a satisfactory return. The company’s treasury risk management policies specify various investment parameters including eligible types of investment, maximum maturity dates, maximum exposure by counterparty, and minimum credit ratings.

The following table shows the company’s exposure to interest rate risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant interest rates. This analysis assumes all other variables remain constant.

		Interest Rate Risk
	Carrying Amount	1% decrease in		1% increase in
	of Asset (Liability)	interest rates		interest rates
	at June 30,
	2008	Income	OCI	Income	OCI

Fixed rate instruments
Long-term debt obligations(1)	$(1,352.4)	$-	$-	$-	$-
Variable rate instruments
Cash and cash equivalents	269.9	(2.7)	-	2.7	-
Available-for-sale investments
Auction rate securities	46.9	(1.3)	-	1.3	-
Long-term debt obligations	(5.9)	0.1	-	(0.1)	-
Short-term debt obligations	(932.3)	9.3	-	(9.3)	-

(1)	The company does not account for any fixed rate debt through income. Therefore, changes in interest rates will not affect income or OCI related to this debt.

Price Risk

The company is exposed to commodity price risk resulting from its natural gas requirements. Its natural gas strategy is based on diversification for its total gas requirements (which represent the forecast consumption of natural gas volumes by its manufacturing and mining facilities). Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost competitive basis in a manner that minimizes volatility without undue risk. The company employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing its exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. The company has an Advisory Committee, comprised of members from senior management, responsible for developing policies and establishing procedural requirements relating to its natural gas activities. Such policies include the establishment of limits for the portion of its natural gas requirements that will be hedged as well as the types of instruments that may be utilized for such hedging activities.

The company is also exposed to equity securities price risk because of its exchange-traded available-for-sale securities. These investments, other than the auction rate securities, are held for long-term strategic purposes. The price risk related to auction rate securities results from the current lack of an active market in which the company is able to liquidate such securities and from credit risk as discussed above.

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

		Price Risk
	Carrying Amount	10% decrease		10% increase
	of Asset (Liability)	in prices		in prices
	at June 30,
	2008	Income	OCI	Income	OCI

Derivative instruments
Natural gas hedging derivatives(1)(2)	$381.9	$-	$(109.7)	$-	$109.7
Natural gas non-hedging derivatives	(0.2)	(0.2)	-	0.2	-
Available-for-sale investments
Intercorporate investments	4,129.0	-	(412.9)	-	412.9
Auction rate securities(3)	46.9	n/a	n/a	n/a	n/a

(1)	All hedge relationships are assumed to be fully effective for purposes of this analysis; therefore, no proportion of a change in price is assumed to impact net income.

(2)	As at June 30, 2008, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 110.9 million MMBtu with maturities in 2008 through 2018.

(3)	Due to the current lack of an active market for these securities, price sensitivities are not determinable.

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

During the three months ended June 30, 2008, the company repurchased for cancellation 7,456,700 common shares under the program, at a cost of $1,515.9 and an average price per share of $203.30. The repurchase resulted in a reduction of share capital of $34.8, and the excess of net cost over the average book value of the shares of $1,481.1 has been recorded as a reduction of retained earnings. During the six months ended June 30, 2008, 10,855,500 shares were repurchased at a cost of $2,032.2 and an average price per share of $187.21, resulting in a reduction of share capital of $50.5 and a reduction in retained earnings of $1,981.7. Of the $2,032.2 of common shares repurchased with trade dates through June 30, 2008, $1,897.1 had settled in cash by the close of the quarter.

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

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	June 30,	December 31,
	2008	2007

Short-term debt	$932.3	$90.0
Current portion of long-term debt	0.2	0.2
Long-term debt	1,339.2	1,339.4

Total debt	2,271.7	1,429.6
Less: cash and cash equivalents	269.9	719.5

Net debt	2,001.8	710.1

Shareholders’ equity	6,611.1	6,018.7
Less: accumulated other comprehensive income	3,337.9	2,178.9

Adjusted shareholders’ equity	3,273.2	3,839.8

Adjusted capital(1)	$5,275.0	$4,549.9

(1)	Adjusted capital = (total debt − cash and cash equivalents) + (shareholders’ equity − accumulated other comprehensive income)

The company monitors capital on the basis of a number of factors, including the ratios of: adjusted earnings before interest expense, income taxes, depreciation and amortization, and provision for auction rate securities (“adjusted EBITDA”) to adjusted interest expense; net debt to adjusted EBITDA and net debt to adjusted capital. Adjusted EBITDA to adjusted interest expense and net debt to adjusted EBITDA are calculated utilizing twelve-month trailing adjusted EBITDA and adjusted interest expense.

	As At or For the
	12 Months Ended
	June 30,	December 31,
	2008	2007

Components of ratios
Adjusted EBITDA (twelve months ended)	$3,281.5	$1,906.3
Net debt	$2,001.8	$710.1
Adjusted interest expense (twelve months ended)	$81.2	$90.5
Adjusted capital	$5,275.0	$4,549.9

Ratios
Adjusted EBITDA to adjusted interest expense(1)	40.4	21.1
Net debt to adjusted EBITDA(2)	0.6	0.4
Net debt to adjusted capital(3)	37.9%	15.6%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (twelve months ended) / adjusted interest expense (twelve months ended)

(2)	Net debt to adjusted EBITDA = (total debt − cash and cash equivalents) / adjusted EBITDA (twelve months ended)

(3)	Net debt to adjusted capital = (total debt − cash and cash equivalents) / (total debt − cash and cash equivalents + total shareholders’ equity − accumulated other comprehensive income)

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

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	June 30,	June 30,	March 31,	December 31,	September 30,	December 31,
	2008	2008	2008	2007	2007	2007

Net income	$2,091.0	$905.1	$566.0	$376.8	$243.1	$1,103.6
Income taxes	762.6	375.2	171.8	65.2	150.4	416.2
Interest expense	49.3	15.7	11.2	9.7	12.7	68.7
Depreciation and amortization	308.3	83.9	79.9	75.0	69.5	291.3
Provision for auction rate securities	70.3	0.7	43.1	26.5	-	26.5

Adjusted EBITDA	$3,281.5	$1,380.6	$872.0	$553.2	$475.7	$1,906.3

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	June 30,	June 30,	March 31,	December 31,	September 30,	December 31,
	2008	2008	2008	2007	2007	2007

Interest expense	$49.3	$15.7	$11.2	$9.7	$12.7	$68.7
Capitalized interest	31.9	10.5	8.4	7.3	5.7	21.8

Adjusted interest expense	$81.2	$26.2	$19.6	$17.0	$18.4	$90.5

7.	Income Taxes

The company’s consolidated reported income tax rate for the three months ended June 30, 2008 was approximately 29 percent (2007 — 29 percent) and for the six months ended June 30, 2008 was approximately 27 percent (2007 — 29 percent). For the three and six months ended June 30, 2008, the consolidated effective income tax rate was 29 percent (2007 — 30 percent). Items to note include the following:

•	A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. In addition, there was an increase in permanent deductions in the US.

•	As a result of the higher permanent deductions in the US, it was determined that the consolidated effective income tax rate for the 2008 year had decreased from 30 percent to 29 percent. The impact of this change on the prior period was reflected during the second quarter.

•	Future income tax assets were written down by $11.0 during the second quarter of 2008.

•	During the first quarter of 2008, an income tax recovery of $42.0 was recorded that related to an increase in permanent deductions in the US from prior years.

•	The $25.3 gain recognized in first-quarter 2008 as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

8.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2008 of 310,615,000 (2007 — 315,458,000). Basic net income per share for the year to date is calculated based on the weighted average shares issued and outstanding for the six months ended June 30, 2008 of 313,138,000 (2007 — 315,180,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2008 was 321,089,000 (2007 — 323,674,000) and for the six months ended June 30, 2008 was 323,716,000 (2007 — 323,139,000).

9.	Segment Information

The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2008

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$1,194.5	$644.5	$782.0	$-	$2,621.0
Freight	60.3	13.3	29.8	-	103.4
Transportation and distribution	13.9	11.0	8.4	-	33.3
Net sales — third party	1,120.3	620.2	743.8	-
Cost of goods sold	233.9	410.2	402.9	-	1,047.0
Gross margin	886.4	210.0	340.9	-	1,437.3
Depreciation and amortization	24.0	22.3	35.7	1.9	83.9
Inter-segment sales	-	40.6	10.5	-	-

	Three Months Ended June 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$510.2	$481.2	$361.7	$-	$1,353.1
Freight	53.2	13.3	25.8	-	92.3
Transportation and distribution	12.6	12.6	7.4	-	32.6
Net sales — third party	444.4	455.3	328.5	-
Cost of goods sold	184.0	311.1	231.7	-	726.8
Gross margin	260.4	144.2	96.8	-	501.4
Depreciation and amortization	21.0	21.6	29.7	1.8	74.1
Inter-segment sales	-	26.1	1.0	-	-

	Six Months Ended June 30, 2008

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$1,990.7	$1,225.7	$1,295.2	$-	$4,511.6
Freight	115.6	28.3	61.9	-	205.8
Transportation and distribution	25.3	23.9	16.4	-	65.6
Net sales — third party	1,849.8	1,173.5	1,216.9	-
Cost of goods sold	448.8	778.1	720.0	-	1,946.9
Gross margin	1,401.0	395.4	496.9	-	2,293.3
Depreciation and amortization	46.8	44.9	68.3	3.8	163.8
Inter-segment sales	-	82.6	14.7	-	-

	Six Months Ended June 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$890.7	$900.8	$716.3	$-	$2,507.8
Freight	96.7	24.6	52.9	-	174.2
Transportation and distribution	22.2	26.2	15.2	-	63.6
Net sales — third party	771.8	850.0	648.2	-
Cost of goods sold	337.2	574.5	487.2	-	1,398.9
Gross margin	434.6	275.5	161.0	-	871.1
Depreciation and amortization	38.9	43.3	59.3	5.3	146.8
Inter-segment sales	-	59.1	1.9	-	-

10.	Stock-Based Compensation

On May 8, 2008, the company’s shareholders approved the 2008 Performance Option Plan under which the company may, after February 20, 2008 and before January 1, 2009, issue options to acquire up to 1,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2008, options to purchase a total of 486,450 common shares have been granted under the plan. The weighted average fair value of options granted was $74.76 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	34%
Risk-free interest rate	3.30%
Expected life of options	5.8 years

11.	Pension and Other Post-Retirement Expenses

	Three Months		Six Months
	Ended June 30		Ended June 30
Defined Benefit Pension Plans	2008	2007	2008	2007

Service cost	$3.8	$3.8	$7.6	$7.6
Interest cost	10.0	9.1	20.0	18.2
Expected return on plan assets	(12.8)	(10.7)	(25.8)	(21.4)
Net amortization and change in valuation allowance	2.9	3.2	5.0	6.4

Net expense	$3.9	$5.4	$6.8	$10.8

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Post-Retirement Plans	2008	2007	2008	2007

Service cost	$1.4	$1.5	$2.8	$2.9
Interest cost	4.0	3.5	8.0	7.0
Net amortization	0.2	0.1	0.3	0.3

Net expense	$5.6	$5.1	$11.1	$10.2

For the three months ended June 30, 2008, the company contributed $5.7 to its defined benefit pension plans, $4.2 to its defined contribution pension plans and $2.0 to its other post-retirement plans. Contributions for the six months ended June 30, 2008 were $11.9 to its defined benefit pension plans, $12.3 to its defined contribution pension plans and $4.1 to its other post-retirement plans. Total 2008 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements for the year ended December 31, 2007 in the company’s 2007 financial review annual report.

12.	Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007

Share of earnings of equity investees	$60.3	$29.8	$83.7	$42.8
Dividend income	33.7	38.7	33.7	38.7
Gain on forward purchase contract for shares in Sinofert (Note 3)	-	-	25.3	-
Other	10.0	-	16.3	0.7
Provision for auction rate securities (Note 3)	(0.7)	-	(43.8)	-

	$103.3	$68.5	$115.2	$82.2

13.	Interest Expense

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007

Interest expense on
Short-term debt	$4.6	$3.6	$6.3	$5.8
Long-term debt	23.6	30.3	47.3	61.9
Interest capitalized to property, plant and equipment	(10.5)	(4.6)	(18.9)	(8.8)
Interest income	(2.0)	(8.5)	(7.8)	(12.6)

	$15.7	$20.8	$26.9	$46.3

14.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

15.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first six months of 2008 or 2007.

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

PCS Phosphate, along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of other costs associated with the Site, including reimbursement of USEPA’s past costs. The cost of performing the removal at the Site is estimated at $50.0. The removal activities commenced at the Site in August 2007. The company anticipates recovering some portion of its expenditures in this matter from other liable parties. USEPA is evaluating response actions for PCB-impacted sediments downstream of the Site but has not issued a final remedy for those sediments.

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was also informed that the USEPA also believes the Geismar plant is in violation of the requirements. On July 28, 2008, as part of this industry-wide initiative, the US Department of Justice issued a letter to the company and other industry members regarding alleged violations of statutory release reporting requirements for certain compounds and specifically hydrogen fluoride. While the letter does not allege any specific violation against the company, the company is reviewing its compliance with the statutory requirements. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

The USEPA also has announced an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar and Lima plants. The company has met and will continue to meet with representatives of the USEPA regarding potential resolutions of these matters. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the U.S. Army Corps of Engineers (the “Corps”) before disturbing the wetlands. The company has a permit from the Corps to mine specified areas. This permit expires in 2017, but the reserves in these areas could be exhausted before then. The company is seeking a new permit from the Corps to mine additional areas. This process includes significant public review and comment that could affect current mitigation and reclamation practices. The company expects to have the necessary approvals for mine continuation during the fourth quarter of 2008. Failure to secure the required approvals for continuation of the mining operations on acceptable terms would negatively affect the company’s reserves and costs.

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2008, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $566.2. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2008, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and cash margins held of approximately $213.6 to maintain derivatives, which are included in accounts payable and accrued charges.

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

The company has met its financial assurance responsibilities as of June 30, 2008. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated condensed financial statements to the extent that a legal liability to retire such assets exists.

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

(e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at June 30, 2008 and 2007, the start-up costs deferred for Canadian GAAP were not material.

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

(i) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. US GAAP requires that these liability awards be measured at fair value at each reporting period. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes. As at June 30, 2008, the difference between Canadian and US GAAP was not significant.

Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP, stock options are recognized over the requisite service period which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder. For options granted under the PotashCorp 2006 Performance Option Plan, the service period commenced January 1, 2006 under Canadian GAAP and May 4, 2006 under US GAAP. For options granted under the PotashCorp 2007 Performance Option Plan, the service period commenced January 1, 2007 under Canadian GAAP and May 3, 2007 under US GAAP. For options granted under the PotashCorp 2008 Performance Option Plan, the service period commenced January 1, 2008 under Canadian GAAP and May 8, 2008 under US GAAP. This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended June 30, 2008, income taxes paid under US GAAP were $227.6 (2007 — $37.0) and for the six months ended June 30, 2008, income taxes paid under US GAAP were $386.9 (2007 — $69.1).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007

Net income as reported — Canadian GAAP	$905.1	$285.7	$1,471.1	$483.7
Items increasing (decreasing) reported net income
Depreciation and amortization (c)	2.1	2.1	4.2	4.2
Exploration costs (d)	-	-	(5.9)	-
Stock-based compensation (i)	1.5	0.8	3.5	1.0
Stripping costs (j)	(2.8)	(1.7)	(3.5)	(8.3)
Share of earnings of equity investees (a)	0.8	(0.6)	0.2	(0.6)
Pension and other post-retirement benefits (f)	0.1	0.7	0.2	1.4
Deferred income taxes relating to the above adjustments (k)	-	(9.5)	0.1	0.6
Income taxes related to US GAAP effective income tax rate (k, l)	-	(13.6)	(3.2)	(13.6)
Income taxes related to stock-based compensation (l)	(11.8)	(4.7)	(29.1)	(8.0)
Income taxes related to uncertain income tax positions (m)	2.4	(1.0)	6.1	(2.0)

Net income — US GAAP	$897.4	$258.2	$1,443.7	$458.4

Basic weighted average shares outstanding — US GAAP	310,615,000	315,458,000	313,138,000	315,180,000

Diluted weighted average shares outstanding — US GAAP	321,082,000	323,671,000	323,710,000	323,120,000

Basic net income per share — US GAAP	$2.89	$0.82	$4.61	$1.45

Diluted net income per share — US GAAP	$2.79	$0.80	$4.46	$1.42

	June 30,	December 31,
	2008	2007

Total assets as reported — Canadian GAAP	$11,979.7	$9,716.6
Items increasing (decreasing) reported total assets
Property, plant and equipment (b)	(97.0)	(101.2)
Exploration costs (d)	(12.3)	(6.4)
Stripping costs (j)	(36.2)	(32.7)
Pension and other post-retirement benefits (f)	(71.9)	(66.7)
Margin deposits associated with derivative instruments (h)	(213.6)	-
Investment in equity investees (a)	2.5	2.3
Income tax asset related to uncertain income tax positions (m)	23.3	18.4
Goodwill (b)	(46.7)	(46.7)

Total assets — US GAAP	$11,527.8	$9,483.6

	June 30,	December 31,
	2008	2007

Total shareholders’ equity as reported — Canadian GAAP	$6,611.1	$6,018.7
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Cumulative-effect adjustment in respect of uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(89.1)	(85.6)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (b)	(218.0)	(218.0)
Depreciation and amortization (c)	74.3	70.1
Exploration costs (d)	(12.3)	(6.4)
Stripping costs (j)	(36.2)	(32.7)
Pension and other post-retirement benefits (f)	16.3	16.1
Share of earnings of equity investees (a)	2.5	2.3
Deferred income taxes relating to the above adjustments (k)	30.5	30.4
Income taxes related to US GAAP effective income tax rate (k, l)	(33.5)	(30.3)
Income taxes related to uncertain income tax positions (m)	20.6	14.5
Cumulative-effect adjustment to retained earnings in respect of uncertain income tax positions (m)	85.7	85.7

Shareholders’ equity — US GAAP	$6,450.7	$5,863.6

	Six Months
	Ended June 30
	2008	2007

Net income — US GAAP	$1,443.7	$458.4

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities	1,155.8	561.1
Net gains on derivatives designated as cash flow hedges	279.9	30.9
Reclassification to income of net gains on cash flow hedges	(20.0)	(31.3)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	4.9	4.9
Pension and other post-retirement benefits	(6.2)	5.8
Share of OCI of equity investees	-	(1.3)
Deferred income taxes related to other comprehensive income	(258.9)	(35.5)

Other comprehensive income	1,155.5	534.6

Comprehensive income — US GAAP	$2,599.2	$993.0

Supplemental US GAAP Disclosures

Uncertainty in Income Taxes

The reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, for the six months ended June 30, 2008 is as follows:

Balance at December 31, 2007	$11.6
Additions based on tax positions related to the current year	4.3
Additions for tax positions of prior years	44.2
Reductions for tax positions of prior years	(51.4)
Settlements	(3.2)

Balance at June 30, 2008	$5.5

Recent Accounting Pronouncements

Framework for Fair Value Measurement

The company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008. The standard establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The implementation of this standard did not have a material impact on the consolidated financial statements as the company’s current policy on accounting for fair value measurements is consistent with this guidance. The company has, however, provided additional prescribed disclosures not required under Canadian GAAP.

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

The following table presents the company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	of Asset (Liability)	Identical Assets	Inputs	Inputs
Description	at June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets (net of cash margin deposits held)	$168.3	$(213.6)	$-	$381.9
Available-for-sale securities	4,175.9	4,129.0	-	46.9
Derivative instrument liabilities	(0.2)	-	(0.2)	-

	Derivative
	Instrument	Available-for-Sale
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Assets	Securities

Beginning balance, December 31, 2007	$127.7	$56.0
Total gains or (losses) (realized and unrealized) before income taxes
Included in earnings	17.9	(43.8)
Included in other comprehensive income	261.9	34.7
Purchases, sales, issuances and settlements	(25.6)	-
Transfers in and/or out of Level 3	-	-

Ending balance, June 30, 2008	$381.9	$46.9

Amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3.4)	$(43.8)

Gains and (losses) (realized and unrealized) included in earnings for the period are reported in:
Cost of Goods Sold	$17.9	$-
Other income	-	(43.8)

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

The company adopted the provisions of FSP FIN 39-1 effective January 1, 2008. As a result of the implementation of FSP FIN 39-1 the company changed its accounting policy, on a prospective basis, to offset fair value amounts recognized for derivative instruments under master netting arrangements. This has resulted in a decrease of derivative instrument assets of $213.6 due to the netting of margin deposits held.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB does not expect that this standard will result in a change in current practice. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of August 6, 2008. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

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

	Representative	Performance
Goal	2008 Annual Target	to June 30, 2008
Prevent harm to people.	Continue safety initiatives to reduce severity and lost-time injury rates to zero. Reduce recordable injury rates by 15 percent from 2007 level. Reduce lost-time injury rates by 20 percent from 2007 level.
Recordable injury rate was 2.05, representing an increase of 6 percent for the first six months of 2008 compared to the 2007 annual level. As compared to the six months ended June 30, 2007, recordable injury rate increased 1 percent.

Lost-time injury rate was 0.31, representing an increase of 54 percent for the first six months of 2008 compared to the 2007 annual level. As compared to the six months ended June 30, 2007, lost-time injury rate increased 113 percent.

To have no accidents and no damage to the environment.	Maintain energy usage per tonne of product produced at 2007 levels.	Compared to the 2007 annual average, corporate-wide weighted-average energy usage (including natural gas, electricity and fuel oil) per tonne of product (as measured on a N basis for nitrogen, P2O5 basis for phosphate and KCl basis for potash) was flat in the first six months of 2008.

	Reduce reportable releases and permit excursions by 15 percent from 2007 levels.	Reportable release rate on an annualized basis declined 33 percent while annualized permit excursions were down 64 percent during the first six months of 2008 compared to 2007 annual levels. Compared to the first six months of 2007, reportable releases were down 33 percent and permit excursions were flat.

To meet the needs and expectations of our providers of capital.	Exceed total shareholder return for our sector and companies on the DJUSBM for 2008.	PotashCorp’s total shareholder return was 59 percent in the first six months of 2008, exceeding the DJUSBM return of 10 percent and our sector average return of 57 percent.

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

Earnings Guidance

The company’s guidance for the second quarter of 2008 was earnings per share in the range of $2.20 to $2.50 per share, assuming a period end exchange rate of 1.00 Canadian dollars per US dollar and consolidated reported income tax rate between 28-29 percent. The final result was net income of $905.1 million, or $2.82 per share, with a period-end exchange rate of 1.0186 Canadian dollars per US dollar, and consolidated effective and reported income tax rates of approximately 29 percent.

Overview of Actual Results

Operations

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
Dollars (millions) — except per-share amounts	2008	2007	Change	Change	2008	2007	Change	Change

Sales	$2,621.0	$1,353.1	$1,267.9	94	$4,511.6	$2,507.8	$2,003.8	80
Freight	103.4	92.3	11.1	12	205.8	174.2	31.6	18
Transportation and distribution	33.3	32.6	0.7	2	65.6	63.6	2.0	3
Cost of goods sold	1,047.0	726.8	320.2	44	1,946.9	1,398.9	548.0	39

Gross margin	$1,437.3	$501.4	$935.9	187	$2,293.3	$871.1	$1,422.2	163

Operating income	$1,296.0	$422.3	$873.7	207	$2,045.0	$730.6	$1,314.4	180

Net income	$905.1	$285.7	$619.4	217	$1,471.1	$483.7	$987.4	204

Net income per share — basic	$2.91	$0.91	$2.00	220	$4.70	$1.53	$3.17	207

Net income per share — diluted	$2.82	$0.88	$1.94	220	$4.54	$1.50	$3.04	203

Record second-quarter earnings of $2.82 per share ($905.1 million) were a 220 percent increase over the $0.88 per share ($285.7 million) earned in last year’s second quarter. This represents the highest quarterly earnings in company history — 62 percent above the record $1.74 per share ($566.0 million) set in first-quarter 2008 — and reflects rising global fertilizer demand and the impact of significantly higher prices for potash, nitrogen and phosphate products. Earnings for the first six months of 2008 were $4.54 per share ($1,471.1 million), more than triple the $1.50 per share ($483.7 million) earned in the first half of last year and higher than the record $3.40 per share ($1,103.6 million) earned for the full year 2007.

Fertilizer demand remained strong, fuelled by the global need to increase food production and by supportive crop commodity prices. Corn prices in the second quarter were up more than 60 percent from the same period last year, while soybean prices were almost double. This provided farmers with record income and significant motivation to increase acreage planted and yields.

The tight fertilizer supply/demand fundamentals impacted all three nutrients in the quarter and first half of 2008, and were clearly evident in higher product prices. Record quarterly gross margin of $1,437.3 million was up 187 percent from the $501.4 million generated in the second quarter of 2007, with all three nutrients making record contributions. First-half gross margin reached $2,293.3 million, compared to $871.1 million in the first six months of 2007, and already exceeded the record full-year total of $1,881.2 million set last year. Potash gross margin as a percentage of net sales rose to 79 percent in the second quarter and 76 percent in the first half of 2008, compared to

59 percent and 56 percent in the same periods of 2007, respectively. Driven by higher prices for all our nitrogen products, nitrogen gross margin reached $210.0 million in the quarter and $395.4 million in the first half of 2008, up from $144.2 million and $275.5 million in the same periods in 2007, respectively. Price increases pushed phosphate gross margin to $340.9 million in the quarter and $496.9 million in the first six months of 2008, up from $96.8 million in the second quarter of 2007 and $161.0 million in the first half.

Selling and administrative expenses were $6.2 million higher than in the same quarter last year and $12.8 million higher than the first half, due primarily to the impact of an increase in the price of our common shares on the valuation of deferred share units during the second quarter and first half of 2008. This was partially offset by lower quarterly expense recognized in the second quarter of 2008 related to our medium-term incentive plan as the expense in second-quarter 2007 was elevated due to an increase in the price of our common shares prior to the plan reaching its maximum. Provincial mining and other taxes increased almost five times quarter over quarter and almost four times year over year as potash profit per tonne increased substantially compared to the same periods last year. The Canadian dollar weakened during the first quarter of 2008 then strengthened slightly during the second quarter, contributing to a primarily non-cash foreign exchange loss of $1.9 million in the second quarter and a gain of $25.8 million in the first half. This compares to a strengthening in the second quarter and first half of 2007 that contributed to losses of $39.5 million in the second quarter and $41.5 million in the first half last year. Other income increased $34.8 million quarter over quarter and $33.0 million year over year as our investments in Arab Potash Company Ltd. (“APC”), Sociedad Quimica y Minera de Chile (“SQM”), Sinofert Holdings Limited (“Sinofert”) and Israel Chemicals Ltd. (“ICL”) contributed an additional $25.5 million during the three-months ended June 30, 2008 and $35.9 million during the first half of the year. A gain of $25.3 million on a forward purchase contract for shares of Sinofert recognized in first-quarter 2008 further increased other income. These increases were partially offset by an additional $43.8 million provision for other-than-temporary impairment of auction rate securities recorded in other income in the first half of 2008, of which $0.7 was recognized in the second quarter.

Our consolidated reported income tax rate for the three months ended June 30, 2008 was 29 percent (2007 — 29 percent) and for the six months ended June 30, 2008 was 27 percent (2007 — 29 percent); the consolidated effective income tax rate was 29 percent for each of these periods (2007 — 30 percent). The 2008 consolidated effective income tax rate was reduced from 30 percent in first-quarter to 29 percent in the second quarter, the impacts of which were reflected during the second quarter. An income tax recovery of $42.0 million, related to an increase in permanent deductions in the US, was recorded in the first quarter and the $25.3 million first-quarter gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

Balance Sheet

Total assets were $11,979.7 million at June 30, 2008, an increase of $2,263.1 million or 23 percent over December 31, 2007. Total liabilities increased by $1,670.7 million from December 31, 2007 to $5,368.6 million at June 30, 2008, and total shareholders’ equity increased by $592.4 million during the same period to $6,611.1 million.

The largest contributors to the increase in assets during the first six months of 2008 were investments in available-for-sale securities, accounts receivable and property, plant and equipment. The fair value of available-for-sale investments in ICL and Sinofert increased $1,121.1 million from December 31, 2007 due to share price appreciation, while the company’s acquisition of additional shares in Sinofert increased the investments balance by $282.3 million. Accounts receivable increased $494.9 million or 83 percent compared to December 31, 2007 as a result of higher product prices which drove sales up 80 percent in the month of June 2008 compared to the month of December 2007. We made additions to property, plant and equipment of $434.4 million ($299.3 million, or 69 percent, of which related to the potash segment). These increases in assets were partially offset by a $449.6 million decline in cash and cash equivalents that was primarily due to common share repurchases of $1,897.1 million and additions to property, plant and equipment and long-term investments.

Investments include auction rate securities that are classified as available-for-sale. The company has determined that the fair value of the auction rate securities was $46.9 million at June 30, 2008 (face value $132.5 million), as compared to $56.0 million as of December 31, 2007 and $43.1 million as of March 31, 2008. The changes in fair value, status of impaired investments and related accounting since December 31, 2007 were as follows:

		# Investments
		Considered		Impacts of
		Other-Than-	Impacts of	Impairments
		Temporarily	Impairments	Recorded in
		Impaired	Recorded in AOCI	Retained Earnings
Dollars (millions)	Fair Value	(of 6 Total)	and OCI	and Net Income

Balance, December 31, 2007	$56.0	2	$50.0	$26.5
Add: Recoveries in value of investments considered temporarily impaired at beginning of period	0.2		(0.2)	-
Less: Reductions in value of investments considered temporarily impaired at beginning of period	(1.5)		1.5	-
Less: Reductions in value of investments considered other-than-temporarily impaired at beginning of period	(11.6)		-	11.6
Transfer of investment impairments at end of period from temporarily impaired to other-than-temporarily impaired	-	2	(31.5)	31.5

Balance, March 31, 2008	43.1	4	19.8	69.6
Add: Recoveries in value of investments considered temporarily impaired	1.0		(1.0)	-
Add: Recoveries in value of investments considered other-than-temporarily impaired	3.5		(3.5)	-
Less: Reductions in value of investments considered other-than-temporarily impaired	(0.7)		-	0.7

Balance, June 30, 2008	$46.9	4	$15.3	$70.3

Market conditions at the end of 2007 that caused the investments to be illiquid continued into the first half of 2008. The decline in fair value from year-end reflects such continued illiquid or non-existent markets as well as rising concerns over defaults in the challenging sub-prime mortgage market and the ongoing corrections in the housing market that increase the probability of default in some of the underlying collateral of these investments. The increase in the proportion of the impairment that is considered other-than-temporary reflects the reduced fair values, and the fact that two other investments (in addition to the two at December 31, 2007) of the six investments held in our account are now considered to fall into this category. This increase is as a result of the length of time and amount of impairment loss for such investments combined with collateral underlying the investments that is at a higher risk for default. The company is able to hold the investments in auction rate securities until liquidity improves, but does not expect this to occur in the next 12 months.

Liabilities increased primarily as a result of higher short-term debt and accounts payable and accrued charges. Short-term debt increased $842.3 million compared to December 31, 2007 as borrowings, together with cash on hand, were used to fund our common share repurchases during the first half of 2008. The $564.9 million increase in accounts payable and accrued charges was primarily attributable to: (1) hedge margin deposits that were up $179.7 million due to higher natural gas prices; (2) taxes payable, which were up $119.1 million as a result of higher earnings despite significant payments made during the first half of 2008; (3) payables for $135.1 million of shares repurchased in first-half 2008 that did not settle until July 2008; (4) $50.3 million higher natural gas, sulfur and power payables due to higher prices; (5) payables associated with the potash expansion project activity that was underway at June 30, 2008.

Accumulated other comprehensive income (“AOCI”) and contributed surplus increased at June 30, 2008 compared to December 31, 2007, while share capital and retained earnings declined. AOCI increased $1,159.0 million as a result of a $969.6 million increase in net unrealized gains on available-for-sale securities and a $184.5 million increase in net unrealized gains on our natural gas derivatives that qualify for hedge accounting. During the first half of 2008, we repurchased for cancellation 10,855,500 common shares at a cost of $2,032.2 million resulting in a reduction of share capital of $50.5 million. The excess of net cost over the average book value of the shares of $1,981.7 million was recorded as a reduction of retained earnings. Net income of $1,471.1 million for the first six months of 2008 increased retained earnings while dividends declared of $62.8 million and the impact of the share repurchase program reduced the balance, for a net reduction in retained earnings of $573.4 million at June 30, 2008 compared to December 31, 2007.

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

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$1,194.5	$510.2	134
Freight	60.3	53.2	13
Transportation and distribution	13.9	12.6	10

Net sales	$1,120.3	$444.4	152

Manufactured product
Net sales
North American	$437.5	$190.9	129	1,086	1,051	3	$403.03	$181.62	122
Offshore	680.8	251.1	171	1,633	1,762	(7)	$416.93	$142.56	192

	1,118.3	442.0	153	2,719	2,813	(3)	$411.38	$157.16	162
Cost of goods sold	232.4	181.9	28				$85.56	$64.70	32

Gross margin	885.9	260.1	241				$325.82	$92.46	252

Other miscellaneous and purchased product
Net sales	2.0	2.4	(17)
Cost of goods sold	1.5	2.1	(29)

Gross margin	0.5	0.3	67

Gross Margin	$886.4	$260.4	240				$326.00	$92.57	252

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$1,990.7	$890.7	123
Freight	115.6	96.7	20
Transportation and distribution	25.3	22.2	14

Net sales	$1,849.8	$771.8	140

Manufactured product
Net sales
North American	$729.1	$343.6	112	2,053	1,943	6	$355.12	$176.81	101
Offshore	1,112.8	422.1	164	3,202	3,035	6	$347.56	$139.08	150

	1,841.9	765.7	141	5,255	4,978	6	$350.51	$153.81	128
Cost of goods sold	444.1	333.2	33				$84.52	$66.93	26

Gross margin	1,397.8	432.5	223				$265.99	$86.88	206

Other miscellaneous and purchased product
Net sales	7.9	6.1	30
Cost of goods sold	4.7	4.0	18

Gross margin	3.2	2.1	52

Gross Margin	$1,401.0	$434.6	222				$266.60	$87.30	205

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Potash gross margins of $886.4 million for the second quarter and $1,401.0 million for the first half of 2008 were more than triple those in the same respective periods in 2007, reflecting the benefit of rising prices.

•	As demand continued to exceed available supply in the quarter, PotashCorp and Canpotex, the offshore marketing company for Saskatchewan potash producers, shipped volumes to customers in North America and offshore, respectively, on an allocation basis. The expiration of contracts for seaborne potash to China at the end of 2007 and a delayed settlement of the 2008 contract until April resulted in reduced shipments to the world’s largest potash importer in the first half of 2008, leaving it 3 million tonnes short of previously expected 2008 potash requirements. Rising demand in other markets more than offset this reduction and global demand remains unsatisfied. The tight conditions resulted in increased prices in all markets during the second quarter and first half of 2008.

•	Inventories were reduced to historically low levels around the world. For example, reported North American producer inventories were 41 percent below the previous five-year average at the end of June, an extremely low level given upcoming summer maintenance shutdowns. By quarter-end, our inventories had declined to 315,000 tonnes, 58 percent below the same time last year and 53 percent below March 31, 2008 levels.

•	We produced 2.4 million tonnes in the second quarter of 2008 compared to 2.5 million tonnes in second-quarter 2007. In the first half of 2008 we produced 4.9 million tonnes compared to 4.8 million tonnes last year. Per-tonne cost of goods sold increased 32 percent (almost $21 per tonne) quarter over quarter and 26 percent (almost $18 per tonne) year over year, due to the impact of a stronger Canadian dollar, higher royalties and additional costs for brine inflow management at New Brunswick.

•	Three-year contracts with unionized employees at each of Cory, Allan and Patience Lake expired on April 30, 2008, and through the course of negotiations, we have provided our best and final offer, which we believe is fair, reasonable and responsible. No settlement has yet been reached and, on July 21, 2008, these employees gave their respective bargaining units the authorization to strike. On July 23, each bargaining unit served the company with a strike notice, which enables them to strike at any time following the expiration of 48 hours after the notice was served. In response to the strike notice, we served each bargaining unit a lockout notice, which enables us to lock these employees out at any time 48 hours after the notice was served. While we cannot predict the likelihood, form or timing of any work stoppage at these locations, we believe we have appropriate contingency plans in place.

Manufactured potash gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2008 vs. 2007				2008 vs. 2007
		Change in		Total		Change in		Total
		Prices/Costs		Manufactured		Prices/Costs		Manufactured
	Change in			Potash	Change in			Potash
	Sales		Cost of	Gross Margin	Sales		Cost of	Gross Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
North American	$5.1	$240.1	$(16.3)	$228.9	$14.6	$366.1	$(30.7)	$350.0
Offshore	(10.5)	446.2	(38.8)	396.9	16.0	667.5	(68.3)	615.2
Change in market mix	(2.9)	2.9	-	-	(0.1)	0.1	0.1	0.1

Total	$(8.3)	$689.2	$(55.1)	$625.8	$30.5	$1,033.7	$(98.9)	$965.3

Sales and Cost of Goods Sold

The most significant contributors to the $626.0 million increase in total gross margin quarter over quarter were as follows:

•	Tight market conditions resulted in price increases. The offshore realized price almost tripled, as, since June 30, 2007, Canpotex realized 10 price increases totaling approximately $520 per tonne to Brazil and eight increases totaling $465 per tonne to Southeast Asia. It also began to realize the $355 per tonne increase built into India’s new contract in March 2008, while the $400 per tonne increase in China’s contract signed in April 2008 did not appear until late in the quarter because of limited available supply. The per-tonne North American realized price was up 122 percent as, since June 30, 2007, we realized five price increases totaling more than $330 per tonne. This includes the $80-per-short-ton increase established for March-May 2008 deliveries while $150-$175 increases announced for June 1, 2008 began to be realized. Prices in the North American market were $14 per tonne, or 3 percent, lower than offshore prices. This compares to North American prices that were $39 per tonne, or 27 percent, higher than offshore prices in the second quarter of 2007. Historically, higher prices have been realized in the North American market due, in part, to prices in offshore contracts lagging behind prices in the North American spot market and product mix, as North American customers prefer premium priced granular product versus standard product more typically consumed offshore. In the second quarter of this year, product shortage and fewer shipments to China has resulted in higher offshore prices with a greater percentage of spot sales than is traditionally the case, versus the North American market in which spot prices have been fixed for two to three months with somewhat lower price escalation.

•	Sales volumes of 2.7 million tonnes were the second highest in our history, trailing only last year’s second quarter, when we entered the period with 1.1 million tonnes of inventory and therefore had more product to sell. By this quarter end, our inventories were a record-low 315,000 tonnes. North American customers continued to purchase available potash supply despite a weather-delayed spring season, pushing up sales volumes by 3 percent. Offshore sales volumes were down 7 percent due to lack of available product. Canpotex shipments were down 3 percent though sales volumes to Brazil increased by 36 percent to 670,000 tonnes, to Southeast Asia by 49 percent to 825,000 tonnes and to India by 28 percent to 310,000 tonnes. Those countries consumed volumes made available by delays in the negotiation with China, which received only 150,000 tonnes (down 82 percent).

•	Production levels were down 5 percent despite the reduction in shutdown weeks from 7 in second-quarter 2007 to 2 in 2008, as a result of poor ore recovery at one location. The impact of a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by over $9 per tonne on all tonnes. Higher potash royalties included in cost of goods sold resulting from higher sales prices pushed up costs by $13.6 million ($5 per tonne) and brine inflow management costs at New Brunswick incrementally increased total cost by $11.3 million ($4 per tonne). The costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, contributing to the negative price component of the cost of goods sold variance being higher for the offshore market than for North America.

Total potash gross margin grew each quarter in 2008 and 2007 as follows:

The $966.4 million total gross margin increase year over year was largely attributable to the following changes:

•	Offshore prices more than doubled as price increases in major markets were announced through 2007 and first-half 2008. Canpotex implemented price increases in Brazil that totaled $150 per tonne through the first quarter of 2008, and effective June 1, 2008, the price increased to $750 per tonne. In India, a $50-per-tonne increase on imports took effect in the second quarter of 2007; an additional increase of $355 per tonne is in effect from May 2008 to March 2009. Southeast Asian customers saw total price increases of $365-$375 per tonne since first-half 2007, of which $200-$210 per tonne was effective June 1, 2008. Canpotex reached an agreement with Sinofert in China in February 2007 that provided for an increase of $5 per tonne on 2007 shipments. Limited shipments were made to China in the first half of 2008 as an agreement for 2008 shipments was not reached until April. The 2008 agreement provides for an increase of $400 per tonne, though shipments under this contract did not commence until late in the second quarter due to limited available supply. In North America, PotashCorp fully realized the benefits of $30-, $50- and $80-per-short-ton price increases announced in late December 2007, January 2008, and March 2008, respectively. An additional price increase of $165-$193 per tonne is in effect from June 1 to August 31, 2008. Prices in the North American market were $8 per tonne, or 2 percent, higher than offshore prices. This compares to North American prices that were $38 per tonne, or 27 percent, higher than offshore prices in the first half of 2007. The reduction in the gap between the two markets from the first quarter of 2008 (when prices in the North American market were $26 per tonne, or 9 percent, higher than offshore prices) reflects the shift that occurred in second-quarter 2008 as a greater percentage of spot sales are occurring in offshore markets at the same time as price escalation has been higher.

•	Sales volumes rose in both the North American and offshore markets, despite the reduction in offshore sales volumes in the second quarter due to lack of available supply. Products were being sold on an allocation basis to all customers in the first half of 2008 as high demand, supported by high commodity prices, kept our inventories at historically low levels and led us to sell all the product we produced. Unlike previous years, global customers acted to secure supply rather than wait for China to set the bar with its annual price contract. This strong demand more than offset a 73 percent reduction in Canpotex’s shipments to China which were 325,000 tonnes in 2008, representing 6 percent of its total sales volumes. Brazil was Canpotex’s largest customer in 2008 taking 25 percent of Canpotex’s sales volumes or 1,280,000 tonnes, while India took 700,000 tonnes or 13 percent. In 2007, sales to Brazil, India and China represented 20 percent, 10 percent and 26 percent of Canpotex’s total sales volumes, respectively. In the first half of 2007, North American deliveries and the ability to move product to west coast export terminals was disrupted by a rail strike and inclement weather in Canada; during the same period in 2008 no such disruptions occurred.

•	Production levels were flat as a 10 percent increase in first-quarter, resulting from no shutdown weeks incurred versus 2 in the same period in 2007, was largely offset by the 5 percent reduction in second-quarter. In total, 2 shutdown weeks were incurred compared to 9 in the first half of 2007. The impact of a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by almost $10 per tonne on all tonnes. Higher potash royalties included in cost of goods sold increased costs by $20.3 million ($4 per tonne). Brine inflow management costs at New Brunswick incrementally increased total cost by $27.1 million ($5 per tonne), though this was partially offset by lower costs at Esterhazy ($5.6 million or $1 per tonne). Since the costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, the negative price component of the cost of goods sold variance was higher for the offshore market than for North America.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$644.5	$481.2	34
Freight	13.3	13.3	-
Transportation and distribution	11.0	12.6	(13)

Net sales	$620.2	$455.3	36

Manufactured product
Net sales
Ammonia	$238.0	$186.7	27	432	576	(25)	$551.09	$323.85	70
Urea	177.0	111.9	58	330	312	6	$536.09	$357.74	50
Nitrogen solutions/Nitric acid/Ammonium nitrate	145.6	132.4	10	512	647	(21)	$284.38	$204.88	39

	560.6	431.0	30	1,274	1,535	(17)	$440.04	$280.66	57
Cost of goods sold	355.4	291.4	22				$278.97	$189.72	47

Gross margin	205.2	139.6	47				$161.07	$90.94	77

Other miscellaneous and purchased product
Net sales	59.6	24.3	145
Cost of goods sold	54.8	19.7	178

Gross margin	4.8	4.6	4

Gross Margin	$210.0	$144.2	46				$164.84	$93.94	75

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$1,225.7	$900.8	36
Freight	28.3	24.6	15
Transportation and distribution	23.9	26.2	(9)

Net sales	$1,173.5	$850.0	38

Manufactured product
Net sales
Ammonia	$478.6	$356.1	34	906	1,096	(17)	$528.24	$324.74	63
Urea	308.9	225.8	37	627	651	(4)	$492.88	$346.72	42
Nitrogen solutions/Nitric acid/Ammonium nitrate	276.3	218.8	26	1,067	1,125	(5)	$258.87	$194.64	33

	1,063.8	800.7	33	2,600	2,872	(9)	$409.15	$278.78	47
Cost of goods sold	682.0	535.1	27				$262.30	$186.30	41

Gross margin	381.8	265.6	44				$146.85	$92.48	59

Other miscellaneous and purchased product
Net sales	109.7	49.3	123
Cost of goods sold	96.1	39.4	144

Gross margin	13.6	9.9	37

Gross Margin	$395.4	$275.5	44				$152.08	$95.93	59

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	In a strong pricing environment underpinned by high world energy prices and heavy global agricultural demand, our nitrogen segment generated a record $210.0 million of gross margin in the quarter. This is 46 percent higher than the $144.2 million generated in the same quarter last year, and 13 percent more than the previous record of $185.4 million generated in the first quarter of this year. For the first six months of 2008, nitrogen gross margin of $395.4 million was 44 percent ahead of the same period in 2007.

•	Strong fundamentals led to realized price increases in all major nitrogen products quarter over quarter and year over year. Higher global costs for oil and natural gas supported higher product prices and generally restricted movement of products to regions relatively close to their source of production.

•	Driven by higher US gas markets and significantly higher Tampa ammonia prices to which our Trinidad natural gas is primarily indexed, our total average gas cost in the quarter including hedging gains was $7.74 per MMBtu and $7.23 per MMBtu in the first half. These costs were up 76 percent from last year’s second quarter and 64 percent from last year’s first half.

•	Our Trinidad facility generated $91.8 million (44 percent) of nitrogen gross margin in the quarter and $187.8 million (47 percent) for the first half, even with volumes significantly reduced by a major plant outage. Our US operations, which are primarily geographically insulated from Gulf imports, contributed $106.3 million in gross margin for the quarter and $187.8 million for the first six months, while hedging gains added $11.9 million and $19.8 million during these periods, respectively.

•	Transportation and distribution costs declined in the second quarter and first half of 2008 despite increased overall sales volumes, as sales volumes of ammonia, for which per-tonne transportation and distribution costs are highest, were down.

Manufactured nitrogen gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2008 vs. 2007				2008 vs. 2007
		Change in		Total		Change in		Total
		Prices/Costs		Manufactured		Prices/Costs		Manufactured
	Change in			Nitrogen	Change in			Nitrogen
	Sales		Cost of	Gross Margin	Sales		Cost of	Gross Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance
Manufactured Product
Ammonia	$(26.8)	$98.2	$(45.7)	$25.7	$(37.9)	$184.1	$(85.6)	$60.6
Urea	(1.1)	59.5	(28.3)	30.1	(9.5)	91.6	(41.3)	40.8
Solutions, NA, AN	(7.3)	38.2	(19.8)	11.1	(3.0)	68.5	(40.3)	25.2
Hedge	-	-	(2.2)	(2.2)	-	-	(11.5)	(11.5)
Change in market mix	(6.5)	6.8	0.6	0.9	5.6	(5.1)	0.6	1.1

Total	$(41.7)	$202.7	$(95.4)	$65.6	$(44.8)	$339.1	$(178.1)	$116.2

Sales and Cost of Goods Sold

The total gross margin increase of $65.8 million quarter over quarter was largely attributable to the following changes:

•	Strong world demand for agricultural and industrial nitrogen and higher global natural gas costs drove up realized ammonia prices by 70 percent from last year’s second quarter though only 9 percent from the trailing quarter. Such factors also contributed to an increase in urea prices, which rose 50 percent from the second quarter of 2007 and 21 percent from first-quarter 2008. Global nitrogen and phosphate supply was impacted in the second quarter by China, the world’s largest urea exporter and second-largest phosphate exporter in 2007. China introduced a 35 percent tax on phosphate and nitrogen exports during the first quarter to protect its domestic supply, and then raised it to 135 percent effective from April 20 to September 30, 2008. While higher global costs for oil and natural gas supported higher product prices and generally restricted product movement to regions relatively close to the source of production, the Chinese export tax immediately and significantly drove world urea prices higher. The higher prices for other nitrogen fertilizers pushed nitrogen solutions prices up 44 percent, which contributed $22.5 million to the gross margin increase.

•	Ammonia sales volumes fell by 25 percent due to reduced product availability resulting from a 53-day maintenance shutdown at our Trinidad 04 plant. Urea sales volumes rose 6 percent as the negative impact of the delayed 2008 spring season was outweighed by the effect of significantly lower offshore imports that reduced pressure on sales from North American producers. The combination of the late spring and restricted availability of production inputs led to a 31 percent drop in nitrogen solutions volumes.

•	The 47 percent increase in per-tonne cost of goods sold was primarily attributable to higher natural gas costs which, on the average, were 76 percent higher than the second quarter of 2007. Higher Tampa and NOLA ammonia prices, to which a portion of our Trinidad natural gas cost is indexed, increased our Trinidad gas costs 89 percent. As the natural gas industry continued to become more global, nitrogen producers in regions that had benefited from lower-cost gas, including Russia and Ukraine, faced higher input costs, raising the floor price for nitrogen globally. Natural gas costs also continued to rise in the US. As a result, our US natural gas costs rose 45 percent. Gains from our US natural gas hedging activities declined $2.2 million. The price variance in ammonia, and to a lesser extent urea, was significantly higher than other nitrogen products, due to a higher proportion of the costs coming from Trinidad, which not only experienced the higher cost of an extended maintenance shutdown but also experienced higher gas costs (89 percent increase) due to higher indexed prices. Other products experienced a 45 percent increase in gas costs in the US.

Total nitrogen gross margin grew each quarter in 2008 and 2007 as follows:

Total gross margin increased $119.9 million year over year primarily as a result of the following changes:

•	Strong world demand for agricultural and industrial nitrogen and higher global natural gas costs drove up realized prices in all major product categories through both the first and second quarters. Prices 38 percent higher for solutions contributed $36.6 million to the gross margin increase, while nitric acid and ammonium nitrate prills, where prices rose 37 percent and 23 percent, respectively, contributed $16.4 million and $15.5 million, respectively, to the gross margin increase.

•	Ammonia sales volumes were 17 percent below last year as Trinidad sales were reduced by approximately 240,000 tonnes due to required plant maintenance. This decline was partially offset as our US plants sold approximately 50,000 additional tonnes as we tried to maximize production volumes to meet demand. Urea sales volumes were down 4 percent as lower first-quarter sales (when less inventory was available to sell following a strong sales push in the fourth quarter of last year) more than offset the second-quarter increase resulting from stronger demand versus 2007 when more sales were shifted into the first quarter. Sales volumes for nitrogen solutions were down 8 percent, as the second-quarter decline more than offset the 37 percent first-quarter increase seen as we continued to use our Geismar facility, which we restarted during the first quarter of 2007 on an opportunistic basis using purchased ammonia and carbon dioxide, to meet increasing US demand for liquids.

•	Our average natural gas costs were 64 percent higher than the first 6 months of last year, contributing to the 41 percent increase in per-tonne cost of goods sold. Our natural gas costs in Trinidad increased 80 percent while our US natural gas spot costs increased 32 percent. Gains from our US natural gas hedging activities declined $11.5 million.

•	The price variance in ammonia was significantly higher than in urea and other nitrogen products, due to a higher proportion of ammonia sales attributable to our Trinidad production (72 percent in the first half of 2008 and 81 percent in the first half of 2007) compared to urea sales (49 percent in the first half of 2008 and 55 percent in first half 2007) while a higher proportion of our other nitrogen products sales are attributable to US production.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$782.0	$361.7	116
Freight	29.8	25.8	16
Transportation and distribution	8.4	7.4	14

Net sales	$743.8	$328.5	126

Manufactured product
Net sales
Fertilizer — liquids	$128.8	$47.0	174	190	184	3	$679.76	$255.91	166
Fertilizer — solids	355.0	137.1	159	370	349	6	$960.63	$392.41	145
Feed	139.9	63.5	120	183	204	(10)	$762.31	$310.43	146
Industrial	105.2	68.7	53	166	186	(11)	$633.50	$369.89	71

	728.9	316.3	130	909	923	(2)	$802.20	$342.56	134
Cost of goods sold	391.8	222.0	76				$431.35	$240.39	79

Gross margin	337.1	94.3	257				$370.85	$102.17	263

Other miscellaneous and purchased product
Net sales	14.9	12.2	22
Cost of goods sold	11.1	9.7	14

Gross margin	3.8	2.5	52

Gross Margin	$340.9	$96.8	252				$375.03	$104.88	258

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$1,295.2	$716.3	81
Freight	61.9	52.9	17
Transportation and distribution	16.4	15.2	8

Net sales	$1,216.9	$648.2	88

Manufactured product
Net sales
Fertilizer — liquids	$223.7	$109.7	104	449	435	3	$498.44	$252.13	98
Fertilizer — solids	531.3	257.5	106	637	776	(18)	$834.31	$331.67	152
Feed	235.4	126.2	87	397	411	(3)	$592.62	$306.59	93
Industrial	196.4	131.9	49	358	359	-	$548.48	$367.95	49

	1,186.8	625.3	90	1,841	1,981	(7)	$644.67	$315.56	104
Cost of goods sold	696.4	469.7	48				$378.29	$237.01	60

Gross margin	490.4	155.6	215				$266.38	$78.55	239

Other miscellaneous and purchased product
Net sales	30.1	22.9	31
Cost of goods sold	23.6	17.5	35

Gross margin	6.5	5.4	20

Gross Margin	$496.9	$161.0	209				$269.91	$81.27	232

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Substantially higher prices drove second-quarter phosphate gross margin to a record $340.9 million, 252 percent higher than the $96.8 million generated in the same quarter last year. Gross margin of $496.9 million in first-half 2008 was 209 percent higher than in the first six months of 2007 and has already exceeded the full-year record of $432.8 million set last year.

•	After China’s export tax (introduced during the first quarter and raised in April) constricted world phosphate supply, it tightened further in May when a severe earthquake struck Sichuan Province, which produces 11 percent of China’s phosphate rock and a significant amount of related downstream fertilizer, feed and industrial products. Moreover, phosphate producers without an integrated supply of phosphate rock continued to be affected by rising costs for key inputs. The tight supply and rising costs for key inputs contributed to significant price increases for downstream phosphate products.

•	The impact of higher prices, which were seen in every major product category, was most evident for PotashCorp in manufactured solid fertilizers which generated $191.7 million in gross margin in the second quarter and $277.0 million in the first half of 2008, almost quadruple its contribution in the same respective periods last year. Manufactured liquid fertilizers added $54.9 million to gross margin in the second quarter and $74.9 million in the first six months of 2008. Manufactured feed and industrial products contributed $70.7 million and $19.8 million to quarterly gross margin, respectively, and $103.3 million and $35.2 million, respectively, to gross margin in the first-half.

Manufactured phosphate gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2008 vs. 2007				2008 vs. 2007
		Change in		Total		Change in		Total
		Prices/Costs		Manufactured		Prices/Costs		Manufactured
	Change in			Phosphate	Change in			Phosphate
	Sales		Cost of	Gross Margin	Sales		Cost of	Gross Margin
	Volumes	Net Sales	Goods Sold	Variance	Volumes	Net Sales	Goods Sold	Variance
Manufactured product
Fertilizer — liquids	$0.5	$80.3	$(38.7)	$42.1	$2.2	$110.6	$(66.2)	$46.6
Fertilizer — solids	(3.4)	219.1	(75.6)	140.1	(25.3)	320.0	(88.5)	206.2
Feed	(4.3)	82.8	(25.6)	52.9	(3.2)	113.6	(38.3)	72.1
Industrial	(3.0)	43.7	(40.8)	(0.1)	1.3	64.6	(63.8)	2.1
Change in market mix	5.8	(5.7)	7.7	7.8	3.2	(3.0)	7.6	7.8

Total	$(4.4)	$420.2	$(173.0)	$242.8	$(21.8)	$605.8	$(249.2)	$334.8

Sales and Cost of Goods Sold

Quarter over quarter total gross margin increased $244.1 million, largely as a result of the following changes:

•	Strong global demand and higher input costs contributed to an increase in solid fertilizer realized prices to $961 per tonne in the second quarter, 145 percent above the same quarter last year and 46 percent higher than in the trailing quarter. The price of rock from Morocco rose to $350 — $400 per tonne, compared to $190 in the first quarter of 2008 and $56 in last year’s second quarter. Due to our multi-year Morrocan rock contract, however, our rock costs for our Geismar plant were unchanged from the prior year. Delivered sulfur prices rose to $800 per tonne or higher in China and India, while US molten sulfur prices increased approximately $200 to $400 per long ton from the first quarter of 2008. While significant, pricing gains were not as substantial for our other phosphate businesses, which have historically benefited from contract pricing in weaker markets. Liquid fertilizer prices rose 166 percent, largely the result of a Phosphate Chemical Export Association, Inc. (“PhosChem”) contract with India signed at $1,985 per phosphoric acid (P2O5) tonne for selected second-quarter shipments versus $566 per P2O5 tonne under the previous contract. North American liquid prices did not yet fully reflect the rising value of P2O5, as these sales are primarily contracted on a fertilizer-year basis. Feed prices were up 146 percent following $250 per-short-ton increases on each of April 1 and May 1, 2008. Realized prices for industrial products, which have several contracts with pricing that will not reset until early 2009, rose 71 percent.

•	Strong offshore demand raised solid fertilizer sales volumes by 6 percent. This demand was driven by India, which increased its DAP purchases from PhosChem by 225 percent, or almost 500,000 tonnes. Our share of this increase more than offset a 57,000 tonne decline in our North American sales volumes because of the delayed spring season. Despite weather conditions, liquid fertilizer volumes rose 3 percent. Feed phosphate sales volumes were down 10 percent due primarily to current weakness in the US beef, pork and poultry industries, while industrial sales volumes were 11 percent lower due to a scheduled plant turnaround and our decision to divert more P2O5 to higher-margin liquid products.

•	Rising costs for key inputs continued to have a major impact. Sulfur costs increased four-fold and negatively impacted the change in gross margin by $118.0 million while a 54 percent increase in ammonia prices further negatively impacted the gross margin change (particularly, solid fertilizers) by $15.6 million. In addition, phosphate rock costs were up 18 percent as a result of temporary mill issues encountered at Aurora and low mine recovery rates at White Springs. The price component of the cost of goods sold variance was highest for solids primarily due to the relatively higher proportion of volumes for solids versus liquids, feed and industrial, which more than offset the higher concentration of phosphoric acid (and the related high cost of sulfur dominating the higher cost) in any of the other products groups.

Total phosphate gross margin grew each quarter in 2008 and 2007 as follows:

The year over year total gross margin increase of $335.9 million was largely attributable to the following changes:

•	Strong demand and higher input costs drove up phosphate realized prices throughout the first half of 2008. As a result, price increases were seen in all major product categories.

•	Solid phosphate fertilizer sales volumes were 18 percent below those in last year’s first half despite the 6 percent increase seen in the second quarter, largely as a result of lower beginning inventories and the delayed spring season which reduced first-quarter sales volumes by 27 percent.

•	The price variance in cost of goods sold had an unfavorable impact as input costs rose significantly. A 291 percent increase in sulfur reduced gross margin by $177.2 million, and ammonia prices that were 42 percent higher reduced gross margin (particularly, solid fertilizers) by a further $27.6 million. Temporary mill issues encountered at Aurora and low mine recovery rates at White Springs increased costs further. Cost of goods sold for all product groups was predominantly affected by the large increases in sulfur prices while volume variances were generally small since volumes were comparable.

Expenses and Other Income

	Three Months Ended June 30				Six Months Ended June 30

			Dollar	%			Dollar	%
Dollars (millions)	2008	2007	Change	Change	2008	2007	Change	Change

Selling and administrative	$79.7	$73.5	$6.2	8	$126.9	$114.1	$12.8	11
Provincial mining and other taxes	163.0	34.6	128.4	371	262.4	67.1	195.3	291
Foreign exchange loss (gain)	1.9	39.5	(37.6)	(95)	(25.8)	41.5	(67.3)	n/m
Other income	103.3	68.5	34.8	51	115.2	82.2	33.0	40
Interest expense	15.7	20.8	(5.1)	(25)	26.9	46.3	(19.4)	(42)
Income taxes	375.2	115.8	259.4	224	547.0	200.6	346.4	173

n/m = not meaningful

Selling and administrative expenses increased quarter over quarter and year over year as the valuation of deferred share units directly impacted by the upward movement in the price of our common shares during the second quarter and first half of 2008 increased selling and administrative expenses compared to 2007. This increase was partially offset by lower expenses recognized in the second quarter and first half of 2008 related to the medium-term incentive plan compared to the same periods in 2007. The medium-term incentive plan accrual for 2006 was adjusted in the second quarter of 2007 to the maximum rate. This resulted in lower comparative costs in 2008 when compared to 2007, which included the effect of the 2006 adjustment.

Provincial mining and other taxes increased principally due to higher potash prices impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profit tax component was over six times more in second-quarter 2008 and almost five times more in first-half 2008 than the same periods in 2007, largely because Saskatchewan-produced potash gross margin increased 232 percent and 217 percent, respectively. Corporate capital tax expense tripled quarter over quarter and year over year with higher potash sales revenues, though the effect was partially offset by changes enacted by the Province of Saskatchewan in 2006 to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over three years, with a 0.3 percentage point reduction effective July 1, 2006, a 0.2 percentage point reduction effective July 1, 2007 and a 0.1 percentage point reduction effective July 1, 2008.

The impact of a stronger Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Consolidated Statement of Financial Position, partially offset by gains realized on treasury activity, contributed to a foreign exchange loss of $1.9 million during the second quarter of 2008. In comparison, the Canadian dollar strengthened more significantly relative to the US dollar in the second quarter of 2007 and treasury activity produced losses that were insignificant. While the Canadian dollar strengthened slightly relative to the US dollar in the second quarter of 2008 and treasury gains were realized, the exchange rate weakened more significantly during the first quarter and losses were realized on treasury activity. This resulted in a foreign exchange gain of $25.8 million during the first six months of 2008. During the first half of 2007 the Canadian dollar strengthened relative to the US dollar, contributing to a foreign exchange loss of $41.5 million during that period.

Other income increased $34.8 million (51 percent) quarter over quarter and $33.0 million (40 percent) year over year. Our share of earnings from equity investments in APC and SQM increased $30.5 million in the second quarter of 2008 and $40.9 million in the first half as a result of the same global conditions that drove our positive performance. This increase was supplemented in the first half of 2008 by a $25.3 million gain recognized in the first quarter resulting from the change in fair value of the company’s forward purchase contract to acquire additional shares of Sinofert. However, a $43.8 million provision for other-than-temporary impairment of auction rate securities recorded in other income in the first half of 2008 (of which $43.1 million was recognized in the first quarter) partially offset the first-half increases. These provisions were in addition to $26.5 million taken in the fourth quarter of 2007.

The interest expense category declined $5.1 million compared to the second quarter of 2007 and $19.4 million compared to the first half. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended June 30				Six Months Ended June 30

				%				%
Dollars (millions) — except percentage amounts	2008	2007	Change	Change	2008	2007	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$1,358.4	$1,723.9	$(365.5)	(21)	$1,358.5	$1,728.8	$(370.3)	(21)
Weighted average interest rate	6.5%	6.6%	(0.1)%	(2)	6.5%	6.7%	(0.2)%	(3)
Short-term debt obligations
Weighted average outstanding	$399.2	$92.7	$306.5	331	$246.0	$102.1	$143.9	141
Weighted average interest rate	2.8%	5.4%	(2.6)%	(48)	3.1%	5.5%	(2.4)%	(44)

The lower average balance of long-term debt obligations outstanding in the second quarter and first half of 2008 compared to the same periods in 2007 (when the overlap of $500.0 million of notes issued in December 2006, prior to the repayment of $400.0 million of notes in June 2007, increased the average outstanding balance) led interest expense on long-term debt to decline $6.7 million and $14.6 million, respectively. The effect of higher capitalized interest during 2008 reduced the balance by a further $5.9 million in the second quarter and $10.1 million in the first half. These reductions were partially offset by lower interest income on invested cash ($6.5 million quarter over quarter and $4.8 million year over year). Weighted average outstanding short-term debt increased and the average balance of cash outstanding decreased in the three and six months ended June 30, 2008, as the company used cash on hand and its short-term debt facilities to repurchase common shares throughout the first half of 2008. The interest expense category was relatively flat quarter over quarter and year over year as the higher balance of short-term debt was mostly offset by lower interest rates.

The company’s consolidated reported income tax rate for the three months ended June 30, 2008 was approximately 29 percent (2007 — 29 percent) and for the six months ended June 30, 2008 was approximately 27 percent (2007 — 29 percent). For the three and six months ended June 30, 2008, the consolidated effective income tax rate was 29 percent (2007 — 30 percent). Items to note include the following:

•	A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. In addition, there was an increase in permanent deductions in the US.

•	As a result of the higher permanent deductions in the US, it was determined that the consolidated effective income tax rate for the 2008 year had decreased from 30 percent to 29 percent. The impact of this change on the prior period was reflected during the second quarter.

•	Future income tax assets were written down by $11.0 million during the second quarter of 2008.

•	During the first quarter of 2008, an income tax recovery of $42.0 million was recorded that related to an increase in permanent deductions in the US from prior years.

•	The $25.3 million gain recognized in first-quarter 2008 as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

For the first six months of 2008, 90 percent of the effective income tax rate pertained to current income taxes and 10 percent related to future income taxes (exclusive of the income tax recovery and other discrete items). The increase in the current income tax provision from 65 percent in the same period last year was largely due to the increase in nitrogen and phosphate operating income in the US, a jurisdiction where, as of December 31, 2006, we had federal income tax loss carryforwards of approximately $372.3 million that were available to offset this income; this total was reduced to nil as of December 31, 2007.

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

Contractual Obligations and Other Commitments

	Payments Due By Period
	Dollars (millions)

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$1,358.3	$0.2	$602.2	$255.9	$500.0
Estimated interest payments on long-term debt obligations	1,079.5	96.1	192.2	98.1	693.1
Operating leases	698.1	102.3	176.4	148.1	271.3
Purchase obligations	1,320.3	506.7	367.4	177.0	269.2
Other commitments	76.4	25.2	24.0	7.5	19.7
Other long-term liabilities	1,554.7	83.8	83.2	60.9	1,326.8

Total	$6,087.3	$814.3	$1,445.4	$747.5	$3,080.1

Long-term Debt

Long-term debt consists of $1,350.0 million of senior notes issued under US shelf registration statements, a net of $5.9 million under back-to-back loan arrangements (described in Note 13 to the consolidated financial statements in our 2007 financial review annual report) and other commitments of $2.4 million payable over the next 5 years.

The senior notes represent more than 99 percent of our total long-term debt obligations portfolio and are unsecured. Of the $1,350.0 million senior notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. There are no sinking fund requirements. The senior notes are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at June 30, 2008. Under certain conditions related to change in control, the company is required to make an offer to purchase all, or any part, of the senior notes due 2036 at 101 percent of the principal amount of the senior notes repurchased, plus accrued interest.

The estimated interest payments on long-term debt obligations in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at June 30, 2008.

Operating Leases

We have long-term operating lease agreements for buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2025. The most significant operating leases consist of three items. The first is our lease of railcars, which extends to approximately 2025. The second is the lease of port facilities at the Port of Saint John for shipping New Brunswick potash offshore, which runs until 2018. The third is the lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs until 2018; the others terminate in 2016.

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

Other Commitments

Other operating commitments consist principally of amounts relating to various rail freight contracts, the latest of which expires in 2010, and mineral lease commitments, the latest of which expires in 2029.

Other Long-term Liabilities

Other long-term liabilities consist primarily of net accrued pension and other post-retirement benefits, future income taxes, environmental costs and asset retirement obligations.

Future income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the company. Since it is generally impractical to determine whether there will be a cash impact in any particular year, all long-term future income tax liabilities have been reflected in the “over 5 years” category in the table above.

Capital Expenditures

Based on our current exchange rate expectations, during 2008 we expect to incur capital expenditures, including capitalized interest, of approximately $1,145 million for opportunity capital, approximately $275 million to sustain operations at existing levels and approximately $25 million for site improvements.

The most significant project on which funds will be spent in 2008 relates to a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 2.2 million tonnes from 2006 levels, increasing capacity there to 3.0 million tonnes including 750,000 tonnes of new compaction capacity. The project is comprised of an initial project on which work began in May 2007, plus an increase in the scope announced in July 2008. The initial project, which is a 1.2-million-tonne-per-year debottlenecking and expansion project initiated in 2007, is scheduled for completion by July 2010. The additional project announced in July 2008 will add 1 million tonnes with construction and ramp-up of the project completed by the end of 2012. The initial project is expected to cost approximately Cdn$892 million, plus capitalized interest and the additional work has an estimated cost of Cdn$220 million. We expect to spend Cdn$353 million, plus capitalized interest, on these projects in 2008.

We expect to spend Cdn $194 million, plus capitalized interest, in 2008 on our 2-million-tonne-per-year potash mine and expanded milling operations in New Brunswick. The four-year construction project has an estimated cost of Cdn$1,660 million, plus capitalized interest, which includes Cdn $100 million for additional upgraded granular production capability. Construction of the mill expansion is expected to be complete at the end of the fourth quarter of 2011.

Construction on the project at our Lanigan, Saskatchewan operation which will bring back idled potash capacity of 1.5 million tonnes, including the mill refurbishment and expansion of surface, hoisting and underground facilities, was substantially completed at the end of the second quarter of 2008.

Our project to bring back 360,000 tonnes of previously idled potash capacity at our Patience Lake, Saskatchewan solution mine will also complete main construction by the end of 2008, allowing full capacity in 2009. Approximately Cdn $106 million, plus capitalized interest, will be invested in the Patience Lake construction for 22 additional injection wells, an additional recovery well plus the necessary pumping and piping systems along with minor mill modifications. Cdn$63 million of the Cdn$106 million is expected to be spent in 2008 at Patience Lake.

At our Rocanville, Saskatchewan plant we announced a project in 2007 that will bring over 2.0 million tonnes of additional capacity to the plant. The project, which requires a new mine shaft and extensive expansion to the existing mill site, will take five years to complete. In July 2008, we announced an increase in scope of this project such that an additional 700,000 tonnes of capacity expansion will be incorporated into the 2-million-tonne mine and mill project. With an additional investment of Cdn$1.0 billion, the project now is expected to add a total of 2.7 million tonnes at a cost of Cdn $2.8 billion and raise the facility’s annual capacity to 5.7 million tonnes. Construction is scheduled for completion at the end of 2012 with ramp-up over the following two years. Expected expenditures in 2008 are modest at Cdn$48 million.

In addition to the debottlenecking and expansion projects announced at Cory and Rocanville in July 2008, we also announced a debottlenecking project at our Allan, Saskatchewan operation which will add 1 million tonnes of annual production capability and raise its annual capacity to 3 million tonnes per year. Construction and ramp-up are scheduled for completion by the end of 2012. This project, which follows a 400,000-tonne expansion completed in 2007, has an estimated cost of Cdn$350 million, plus capitalized interest, of which Cdn$25 million is expected to be spent in 2008.

In the phosphate division, we began construction of a new sulfuric acid plant at our Aurora, North Carolina facility in 2007. The total cost of this project is approximately $260 million, plus capitalized interest, with $24 million of this spent in 2007 and $117 million projected to be spent in 2008. The project is scheduled to be completed in the fourth quarter of 2009.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Investment Risk — Liquidity

Investments in Auction Rate Securities

Investments include auction rate securities with maturities extending through 2046. The securities include credit linked notes with a face value of $48.3 million and collateralized debt obligations with a face value of $84.2 million. All investments were rated AAA when acquired. Investments ratings now are, and have been in prior comparative periods, as follows:

August 6, 2008			May 9, 2008			February 28, 2008

			Credit	Credit		Credit	Credit
Credit Rating,	Credit Rating,		Rating,	Rating,		Rating,	Rating,
Agency 1	Agency 2	Face Value	Agency 1	Agency 2	Face Value	Agency 1	Agency 2	Face Value

Aaa	AAA	$5.0	Aaa	AAA	$53.3	Aaa	AAA	$87.7
AAA	AAA, C/W	20.0	Aaa, C/W	AAA	34.4	Aaa, C/W	AAA, C/W	25.0
AAA	A	28.3	A3, C/W	B	25.0	Baa3	AAA, C/W	19.8
Ba1, C/W	BBB	25.0	Baa3	B	19.8
B2, C/W	AAA	34.4
Ca	B, C/W	19.8
C/W = on Credit Watch with negative implications

As of June 30, 2008, the balance recorded in investments related to these auction rate securities was $46.9 million (face value $132.5 million), resulting in a loss of $85.6 million reflected, in part, in the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008. The impairment represents the company’s estimate of diminution in value as of June 30, 2008 resulting from the current lack of liquidity for these investments and the challenging sub-prime mortgage and housing markets at period-end, which create uncertainty as to the ultimate recoverability. Of the decline in value, $18.8 million related to investments for which the decline was considered temporary and $66.8 million related to investments for which the decline was considered other-than-temporary. We have commenced an arbitration proceeding against the investment firm that purchased the securities for our account without our authorization, and we intend to pursue our claim vigorously.

We are exposed to liquidity and credit risk on investments in auction rate securities due to the current lack of liquidity that has existed since August 2007; therefore the securities are being held in our account for longer than the approximate 28 days that was originally anticipated. We are uncertain as to when the liquidity for such securities will improve. As a result, during the fourth quarter of 2007, we reclassified the investments from short-term to long-term, reflecting that liquidity may not return within 12 months and that, if necessary, we may hold the investments for a longer period of time, as we are able to.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30

			$	%			$	%
Dollars (millions)	2008	2007	Change	Change	2008	2007	Change	Change

Cash provided by operating activities	$894.6	$526.1	$368.5	70	$1,336.9	$845.7	$491.2	58
Cash (used in) investing activities	(322.7)	(114.0)	(208.7)	183	(697.4)	(234.2)	(463.2)	198
Cash (used in) financing activities	(666.6)	(416.9)	(249.7)	60	(1,089.1)	(487.5)	(601.6)	123

The following table presents summarized working capital information as at June 30, 2008 compared to December 31, 2007:

	June 30,	December 31,
Dollars (millions) — except ratio amounts	2008	2007	Change	% Change

Current assets	$2,119.1	$1,811.3	$307.8	17
Current liabilities	$(2,409.1)	$(1,001.9)	$(1,407.2)	140
Working capital	$(290.0)	$809.4	$(1,099.4)	n/m
Current ratio	0.88	1.81	(0.93)	(51)
n/m = not meaningful

Our liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our lines of credit and commercial paper program, long-term debt issued under our US shelf registration statements, and long-term debt drawn down under our syndicated credit facility. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities, and the repurchase of common shares.

Cash provided by operating activities increased $368.5 million quarter over quarter, largely attributable to the $619.4 million increase in net income. Cash flow from working capital changes declined $213.2 million from second-quarter 2007, with the largest reductions coming from the higher balance of accounts receivable this year due to price and timing of the higher sales during the quarter (reducing cash flow from working capital changes compared to last year by $294.6 million) and the higher balance of inventories driven by increased input costs (reducing cash flow from working capital changes by $132.9 million versus last year). The increase in accounts payable and accrued charges contributed $228.1 million during second-quarter 2008 with higher hedging margin deposits and income taxes payable. In comparison, it contributed $2.7 million during the second quarter of 2007 as increased income taxes payable (which increased compared to December 2007, but did not increase as significantly as in the first six months of 2008) and compensation accruals related to our medium-term incentive plan were largely offset by higher amounts in accounts payable pertaining to property, plant and equipment reclassified from operating cash flows to investing activities (as acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow until the liability is paid; in the period the related liability is incurred, the change in operating accounts payable is reduced by such amount; in the period the liability is paid, the amount is reflected as a cash outflow for investing activities) and reclassification of amounts payable in respect of dividends from operating cash flows to financing activities. Year over year, cash provided by operating activities was up $491.2 million. The $987.4 million increase in net income was offset in part by a $433.0 million reduction in cash flow from working capital changes. The higher balance of accounts receivable and inventories at the end of June 2008 compared to December 2007 reduced cash flow from working capital changes by $494.9 million and $229.3 million, respectively. During the same six months in 2007, these balances were largely flat. Partially offsetting these outflows was cash inflow from the change in accounts payable and accrued charges, which increased cash flow from changes in non-cash operating working capital by $291.5 million compared to the first six months of 2007. Accounts payable and accrued charges increased during first-half 2008 with higher hedge margin deposits, income taxes payable, payables for share repurchases and raw material input costs. In the first half of 2007, accounts payable and accrued charges were up less in each of these areas, and no share repurchases were made as repurchases under our normal course issuer bid did not commence until 2008.

Cash used in investing activities increased $208.7 million quarter over quarter and $463.2 million year over year. The most significant cash outlays during the first six months of 2008 and 2007 included:

•	During the first three months of 2008, $173.7 million was paid to settle the company’s forward purchase contract for shares of Sinofert. During the second quarter of 2008, the company purchased an additional 102,128,000 shares in Sinofert for a total cost of $76.4 million. Net of the ownership interest dilution that resulted from the issuance of shares of Sinofert, the acquisitions increased the company’s ownership interest in Sinofert to approximately 21 percent. During the first three months of 2007, $9.7 million was paid to settle outstanding amounts related to the December 2006 purchase of additional shares in SQM.

•	Our spending on property, plant and equipment was $237.9 million in the second quarter of 2008 and $434.4 million in the first six months of 2008, an increase of $110.4 million and $197.9 million compared to the same periods in 2007, respectively. Approximately 76 percent (2007 — 52 percent) of our consolidated capital expenditures for the second quarter related to the potash segment and 69 percent (2007 — 55 percent) related to the potash segment in the first six months of 2008.

Cash used in financing activities rose $249.7 million during the second quarter and $601.6 million during the first half of 2008 compared to the corresponding periods in 2007. During second-quarter and first-half 2008, we paid $1,476.6 million and $1,897.1 million, respectively, to settle repurchases of common shares under our normal course issuer bid. Partially offsetting this outflow were proceeds from short-term debt obligations that were $828.9 million in the second quarter and $842.4 million in the first half, compared to $9.5 million of short-term debt being repaid during the second quarter of 2007 and $71.3 million repaid during the first half from cash provided by operating activities. In the second quarter of 2007, we repaid $400.0 million of 10-year bonds that matured in June.

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

Principal Debt Instruments

	June 30, 2008(1)

	Total	Amount		Amount		Amount
Dollars (millions)	Amount	Outstanding		Committed		Available

Syndicated credit facilities(1)	$1,750.0	$200.0		$733.1	(2)	$816.9
Line of credit	75.0	-		22.7		52.3
Commercial paper	750.0	733.1	(2)	-		16.9
US shelf registrations	4,000.0	1,350.0		-		2,250.0	(3)

(1)	Except for Syndicated credit facilities which are as of July 29, 2008. On July 29, 2008, $250.0 million of capacity was added to the facilities.

(2)	Per the terms of the agreement, the commercial paper outstanding or committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(3)	$400.0 million of senior notes issued under one of the company’s US shelf registration statements were repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and fixed rates on our long-term debt.

We have two syndicated credit facilities that provide for unsecured advances. The first is a $750.0 million facility that was renewed in September 2005 for a five-year term, extended in September 2006 for one additional year, and extended in October 2007 through May 31, 2013. The second is a $750.0 million 364-day facility entered into during May 2008 and amended, as of July 29, 2008, to increase the facility to $1,000.0 million. The amount available to us is the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $75.0 million line of credit was renewed in September 2007 for the period to May 2009; it will be renewable annually beginning in May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. The line of credit and both syndicated credit facilities have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facilities and line of credit require a debt-to-capital ratio of less than or equal to 0.60:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses, and unrealized gains and losses in respect of hedging instruments) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $650.0 million. The syndicated credit facilities and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn$40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the debt owing under the syndicated credit facilities and line of credit, and termination of lenders’ further funding obligations under the syndicated credit facilities and line of credit. We were in compliance with all covenants as at June 30, 2008.

The commercial paper market is a source of same day cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2007 at Baa1 with a stable outlook. Our investment grade rating as measured by Standard & Poor’s senior debt ratings was upgraded in May 2008 from BBB+ with a stable outlook to BBB+ with a positive outlook.

We also have US shelf registration statements under which we may issue up to an additional $2,250.0 million in senior notes or other debt securities.

For the first six months of 2008 our weighted average cost of capital was approximately 12.57 percent (2007 — 10.06 percent), of which 98 percent represented equity (2007 — 94 percent).

Outstanding Share Data

The company had 306,596,987 common shares issued and outstanding at June 30, 2008 compared to 316,411,209 common shares issued and outstanding at December 31, 2007. During the second quarter of 2008, the company issued 445,491 common shares pursuant to the exercise of stock options and our dividend reinvestment plan (1,041,278 common shares during the first six months of 2008) and repurchased 7,456,700 common shares under our normal course issuer bid (10,855,500 common shares during the first six months of 2008). At June 30, 2008, there were 13,445,302 options to purchase common shares outstanding under the company’s six stock option plans, as compared to 14,006,984 at December 31, 2007 under five stock option plans.

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

Guarantee Contracts

Refer to Note 16 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to our guarantees.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) — except	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
per-share amounts	2008	2008	2007	2007	2007	2007	2006	2006
Sales	$2,621.0	$1,890.6	$1,431.4	$1,295.0	$1,353.1	$1,154.7	$1,022.9	$953.5

Gross margin	1,437.3	856.0	535.0	475.1	501.4	369.7	299.3	245.8

Net income	905.1	566.0	376.8	243.1	285.7	198.0	186.0	145.2

Net income per share — basic	2.91	1.79	1.19	0.77	0.91	0.63	0.59	0.47

Net income per share — diluted	2.82	1.74	1.16	0.75	0.88	0.62	0.58	0.46

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2008 were $604.6 million (2007 — $215.5 million). For the first six months of 2008, these sales were $976.3 million (2007 — $359.7 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2007 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2008.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2008, and Notes 1 and 17 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future years.

International Financial Reporting Standards

Of particular note is the area of International Financial Reporting Standards (“IFRSs”). In April 2008, the CICA published the exposure draft “Adopting IFRSs in Canada”. The exposure draft proposes to incorporate the IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises will be required to prepare financial statements in accordance with IFRSs. The exposure draft makes possible the early adoption of IFRSs by Canadian entities.

In June 2008, the Canadian Securities Administrators (“CSA”) published a staff notice that stated it is prepared to recommend exemptive relief on a case by case basis to permit a domestic Canadian issuer to prepare its financial statements in accordance with IFRSs for a financial period beginning before January 1, 2011. The US Securities and Exchange Commission (“SEC”) issued a final rule in January 2008 that would allow some foreign private issuers to use IFRSs, without reconciliation to US GAAP, effective for certain 2007 financial statements; it also issued a concept release in August 2007 on allowing domestic US issuers to prepare its financial statements using IFRSs. Provided it is appropriate to do so, we anticipate adopting IFRSs earlier than the mandatory adoption deadline of January 1, 2011.

The company has commenced the process to transition from current Canadian GAAP to IFRSs. It has established a project team that is led by finance management, and will include representatives from various areas of the organization as necessary to plan for and achieve a smooth transition to IFRSs. Regular progress reporting to the audit committee of the Board of Directors on the status of the IFRSs implementation project has been instituted.

The implementation project consists of three primary phases, which in certain cases will be in process concurrently as IFRSs is applied to specific areas from start to finish:

•	Scoping and diagnostic phase — This phase involves performing a high-level impact assessment to identify key areas that may be impacted by the transition to IFRSs. As a result of these procedures the potentially affected areas are ranked as high, medium or low priority.

•	Impact analysis, evaluation and design phase — In this phase, each area identified from the scoping and diagnostic phase will be addressed in order of descending priority, with project teams established as deemed necessary. This phase involves specification of changes required to existing accounting policies, information systems and business processes, together with an analysis of policy alternatives allowed under IFRSs and development of draft IFRSs financial statement content.

•	Implementation and review phase — This phase includes execution of changes to information systems and business processes, completing formal authorization processes to approve recommended accounting policy changes and training programs across the company’s finance and other staff, as necessary. It will culminate in the collection of financial information necessary to compile IFRSs-compliant financial statements, embedding IFRSs in business processes, elimination of any unnecessary data collection processes and audit committee approval of IFRSs financial statements. Implementation also involves delivery of further training to staff as revised systems begin to take effect.

The company completed the scoping and diagnostic phase in June, 2008, and is now in the impact analysis, evaluation and design phase. The company’s analysis of IFRSs and comparison with currently applied accounting principles has identified a number of differences. Many of the differences identified are not expected to have a material impact on the reported results and financial position. However, there may be significant changes following from the IFRSs accounting principles and provisions for first time adoption of IFRSs on certain areas. The company has not yet determined the full effects of adopting IFRSs.

Most adjustments required on transition to IFRSs will be made, retrospectively, against opening retained earnings as of the date of the first comparative balance sheet presented based on standards applicable at that time. Transitional adjustments relating to those standards where comparative figures are not required to be restated will only be made as of the first day of the year of adoption.

IFRS 1, “First-Time Adoption of International Financial Reporting Standards”, provides entities adopting IFRSs for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRSs. The company is analyzing the various accounting policy choices available and will implement those determined to be most appropriate in the company’s circumstances.

Set out below are the key areas where changes in accounting policies are expected that may impact the company’s consolidated financial statements. The list and comments below should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, analysis of changes is still in process and not all decisions have been made where choices of accounting policies are available. We note that the regulatory bodies that promulgate Canadian GAAP and IFRSs have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described below are those existing based on Canadian GAAP and IFRSs today. At this stage, the company is not able to reliably quantify the impacts expected on its consolidated financial statements for these differences.

Impairment of Assets

Canadian GAAP generally uses a two-step approach to impairment testing: firstly comparing asset carrying values with undiscounted future cash flows to determine whether impairment exists; and then measuring any impairment by comparing asset carrying values with fair values. International Accounting Standard (“IAS”) 36, “Impairment of Assets”, uses a one-step approach for both testing for and measurement of impairment, with asset carrying values compared directly with the higher of fair value less costs to sell and value in use (which uses discounted future cash flows). This may potentially result in more write-downs where carrying values of assets were previously supported under Canadian GAAP on an undiscounted cash flow basis, but could not be supported on a discounted cash flow basis.

However, the extent of any new write downs may be partially offset by the requirement under IAS 36 to reverse any previous impairment losses where circumstances have changed such that the impairments have reduced. Canadian GAAP prohibits reversal of impairment losses.

Employee Benefits

IAS 19, “Employee Benefits”, requires the past service cost element of defined benefit plans to be expensed on an accelerated basis, with vested past service costs expensed immediately and unvested past service costs recognized on a straight line basis until the benefits become vested. Under Canadian GAAP, past service costs are generally amortized on a straight line basis over the average remaining service period of active employees expected under the plan. In addition, actuarial gains and losses are permitted under IAS 19 to be recognized directly in equity rather than through profit or loss. IFRS 1, “First-Time Adoption of International Financial Reporting Standards”, also provides an option to recognize all cumulative actuarial gains and losses existing at the date of transition immediately in retained earnings.

Share-Based Payments

IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair values of the awards. Canadian GAAP on the other hand requires that such payments be measured based on intrinsic values of the awards. This is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans such as its performance unit incentive plan.

Provisions (Including Asset Retirement Obligations)

IAS 37, “Provisions, Contingent Liabilities and Contingent Assets”, requires a provision to be recognized when: there is a present obligation as a result of a past transaction or event; it is probable that an outflow of resources will be required to settle the obligation; and a reliable estimate can be made of the obligation. “Probable” in this context means more likely than not. Under Canadian GAAP, the criteria for recognition in the financial statements is “likely”, which is a higher threshold than “probable”. Therefore, it is possible that there may be some contingent liabilities which would meet the recognition criteria under IFRSs that were not recognized under Canadian GAAP.

Other differences between IFRSs and Canadian GAAP exist in relation to the measurement of provisions, such as the methodology for determining the best estimate where there is a range of equally possible outcomes (IFRSs uses the mid-point of the range, whereas Canadian GAAP uses the low-end of the range), and the requirement under IFRS for provisions to be discounted where material.

Income Taxes

IAS 12, “Income Taxes”, currently requires income tax to be charged (or credited) directly to equity (OCI) if the tax relates to items that are credited (or charged), in the same or a different period, directly to equity. Under Canadian GAAP, only the income tax relating to items credited (or charged) directly to equity in the same period is charged (or credited) directly to equity. This change may result in some income tax effects being recognized directly in equity rather than through net income or loss. This GAAP difference is currently being addressed as part of the International Accounting Standards Board’s project on Income Tax.

RISK MANAGEMENT

Execution of our corporate strategy requires an effective program to manage the associated risks. We have adopted the PotashCorp Risk Management Framework (“the Framework”) to identify and manage such risks. The Framework consists of a comprehensive risk universe, with six corporate risk categories, and corresponding identification of risk events. The major corporate categories of risks are: markets/business, distribution, operational, financial/information technology, regulatory and integrity/empowerment. Together and separately, these potentially threaten our strategies and could affect our ability to deliver long-term shareholder value.

The Framework establishes an entity-wide risk ranking methodology. Risk events are evaluated against the criteria of likelihood or frequency of occurrence and the consequential magnitude or severity of the event. Mitigation activities are identified that will reduce the likelihood and/or severity of the occurrence of a risk event. The residual risk that results from identified mitigation activities is also evaluated using the same criteria. Management identifies the most significant risks to our strategy and reports to the Board on the mitigation plans.

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

The risks of greatest concern to potash reported in the 2007 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers to ensure sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring, ground penetrating radar development and the installation of a mining machine canopy.

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

There have been no significant changes to management’s risk assessments during the first six months of 2008.

OUTLOOK

We believe the recent attention to issues of food production and food security is a necessary and positive development, as those issues are a long-term reality underpinning growth in the fertilizer industry. Global population continues to rise by an estimated 77 million people per year, with the largest portion of that growth occurring in countries with increasing economic strength such as China and India. Improving diets, specifically adding more protein from animal sources, is a priority in these regions and is putting considerable pressure on global grain supply.

The world’s farmers must produce record volumes of grain and oilseeds every year just to meet the growing need for food, animal feed, fiber and fuel. This does not even begin to address the issue of restoring severely depleted global grain inventories, now down to less than two months of supply. That presents farmers with a significant challenge — one that becomes greater as population covers a larger portion of the world’s agricultural spaces, leaving less land for food production.

Producing record crops globally year after year is difficult and unpredictable for many reasons, particularly the weather. Due to cool wet weather, more than half of the US corn crop was seeded after May 10th this year — much later than usual — which could reduce crop production. Flooding in the Midwest further impacted production potential and total harvested acreage. The result is higher corn prices, signaling farmers to plant a very large corn crop in 2009. The potential for higher corn plantings has increased competition for acres from other crops, such as soybeans, and has raised futures prices for those crops.

These conditions, in turn, underpin demand for fertilizers, which are essential to maximize the quality and quantity of crop yields. Research has established that without fertilizer, at least 40 percent of the world’s annual crop production would be lost. If nutrients in the soil are not replaced following harvest, future production suffers. Thus, the world’s ability to produce more grain is tied directly to best farming practices, which include appropriate application of fertilizer, especially in developing regions that continue to under-apply.

The evidence about the financial benefits of proper fertilizer application is powerful. Sensitivity analyses estimate that an average US farmer planting fertilizer-intensive corn — with short ton costs of $1,000 for potash, $1,200 for DAP and $1,000 for urea — and receiving farmgate corn prices of $5.50 per bushel would generate a return of approximately $435 per acre over and above variable costs. This is nearly four times the estimated per-acre returns of US farmers in 2005, the year before crop prices began their strong advance. Of the three nutrients, potash has the smallest per-acre impact on cost, so assuming even higher potash prices in the analysis, the farmer will still generate historically exceptional returns. Although corn futures continue to fluctuate, short-term volatility does not change the long-term equation: proper fertilizer application equals greater return. This holds true for fertilizer investment on other global crops, even at much lower crop prices than are being achieved today. Farmers understand this, which is why higher fertilizer prices have not reduced demand.

Supply and demand will continue to be the drivers of the potash business for the foreseeable future, barring an improbable collapse in crop commodity prices, as an estimated 3-4 million tonnes of annual global potash demand today remains unmet. As a result, delivered offshore spot prices have reached or exceeded $1,000 per tonne. The situation could tighten further, as China’s 2008 potash imports are expected to be less than 70 percent of 2007 levels, which should significantly reduce its inventories by the end of the year. While we expect global supply to grow by about 2.5 million tonnes in 2009, with more than half of that coming from our Lanigan and Patience Lake debottlenecks, an increase in demand from China in a short potash market — even a return to its 2007 level of purchases — would leave the world facing even larger potash shortages. None of the buyers in other major potash-consuming markets — including North America, Brazil, India and Southeast Asia are expected to reduce consumption at a time of tight food supply and high crop prices.

The world’s soils will be increasingly deficient in potassium if the unmet demand continues to grow. This will reduce future yield potential, an untenable situation that makes PotashCorp’s ongoing capacity expansion program essential to filling the large potash supply/demand gap. On July 17, we announced plans to invest a further $1.6 billion to add a combined 2.7 million tonnes of operational capacity at Allan, Cory and Rocanville. This follows previously completed capacity expansion initiatives at Rocanville (2005), Allan and Esterhazy (2007) and Lanigan (2008), as well as in-progress projects scheduled for completion at Patience Lake (2008), Cory (2010), New Brunswick (2011) and Rocanville (2012). In total, we expect to raise our operational capacity by almost 8 million tonnes between now and the end of 2012. Developing potash capacity is a long-term initiative and requires significant foresight, expertise and understanding of global demand patterns. Just as previous projects announced as long ago as 2003 are today providing increased volumes for our customers and record returns for our company, we anticipate that our projects currently underway will be needed to meet growing global demand. When they come online over the next five years, we expect them to continue generating strong returns for PotashCorp. If demand for any reason is less than expected, we plan to match our production to meet market demand to minimize downside risk, as we have done for the past 21 years.

For the remainder of this year, both PotashCorp and Canpotex are in a sold-out volume position and will continue to ship to North American and offshore customers on an allocation basis. We recently announced a $250-per-short-ton price increase in the North American market effective September 1 through November 30, while Canpotex announced that delivered prices to Brazil and Southeast Asia are now $1,000 per tonne for standard product and $1,025 for granular product. We expect to realize these price increases in the fourth quarter. As a result, we are now forecasting 2008 potash gross margin more than 300 percent higher than that achieved in 2007.

In nitrogen and phosphate, a strong fall season in the US appears likely, driven by the prospect of large 2009 corn plantings and farmers’ strong desire to prepare in advance after a difficult wet 2008 spring. High costs for sulfur and phosphate rock are unlikely to abate, and industry consultants expect that contracts for Moroccan rock could reach $450-$500 per tonne in the third quarter. The impact of reduced urea and DAP exports from China is expected to become clearer, with consultants’ reports suggesting the 135 percent tax on phosphate exports could be extended through at least the end of 2008. Under these conditions, delivered solid phosphate fertilizer prices to offshore markets could rise in the fourth quarter beyond the current $1,270 per tonne. Urea could be sustained at current high levels for the remainder of 2008 and ammonia is likely to play catch-up and climb substantially in the third quarter. In liquid phosphate, our North American fertilizer-year-based contracts that begin in July will carry realized prices more than 80 percent higher than those achieved in the second quarter, while industrial prices established under longer-term customer contracts will rise slowly through 2008 and should see substantial catch-up in early 2009. As a result, our nitrogen and phosphate gross margins are now forecast to exceed 2007 levels by more than 85 percent and 200 percent, respectively.

Capital expenditures, excluding capitalized interest, are expected to be approximately $1.4 billion for 2008, of which $270 million will relate to sustaining capital. We estimate our consolidated effective income tax rate to be 29 percent in 2008, but it could fall within a range of 28-30 percent, with a current/future split of 90/10. Due to higher potash prices and margins, provincial mining taxes are forecast to be 16.5 percent of total potash gross margin for the year, but could fall within a range of 15-18 percent depending on price realizations, Canadian/US exchange rate and the timing and amount of capital spending on potash projects in Saskatchewan.

With higher expected overall gross margin, which will be partially offset by increased royalties, provincial mining and corporate income taxes, and assuming parity between the Canadian and US dollar, PotashCorp is raising full-year net income guidance from $9.50 - $10.50 per share to $12.00 - $13.00 per share. We expect third-quarter net income to be in the range of $3.25 - $3.75 per share. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar typically impacts our foreign exchange line by approximately $10.0 million, or $0.02 per share on an after-tax basis, and is primarily a non-cash item.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after June 30, 2008, are forward-looking statements. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns, including the possibility of work stoppages at our Allan, Cory and Patience Lake facilities; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2007 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	ISSUER PURCHASE OF EQUITY SECURITIES

The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2008:

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share(1)	Programs	the Programs

April 1, 2008 — April 30, 2008	1,300,000	$189.8262	4,698,800	11,121,200
May 1, 2008 — May 31, 2008	3,556,700	$193.5636	8,255,500	7,564,500
June 1, 2008 — June 30, 2008	2,600,000	$223.3511	10,855,500	4,964,500

Total	7,456,700	$203.2983	10,855,500	4,964,500

(1)	Average price paid per share includes cash paid for commissions.

(2)	On January 23, 2008, the company announced that its Board of Directors had approved an open market repurchase program of approximately 5 percent of the company’s outstanding common shares, or approximately 15.82 million shares, through a normal course issuer bid. Purchasing under the program commenced on January 31, 2008 and may continue until January 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	on May 8, 2008, the Company held an annual and special meeting (the “Meeting”) of its shareholders.

(b)	At the Meeting, the Company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	AGAINST	WITHHELD*

William J. Doyle	247,434,803	0	643,797
John W. Estey	247,461,133	0	617,467
Wade Fetzer III	247,445,676	0	632,924
Charles S. Hoffman	247,269,159	0	809,441
Dallas J. Howe	247,422,339	0	656,261
Alice D. Laberge	247,491,170	0	587,430
Keith G. Martell	247,465,454	0	613,146
Jeffrey J. McCaig	247,305,523	0	773,077
Mary Mogford	247,481,723	0	596,877
Paul J. Schoenhals	247,404,111	0	674,489
E. Robert Stromberg, Q.C.	244,393,697	0	3,684,903
Elena Viyella de Paliza	244,417,664	0	3,660,936

(c) The Company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company’s auditors, to hold office until the next annual meeting of the Company’s shareholders. The results of the vote were: 247,279,478 shares for, 0 shares against and 606,232 shares withheld*.

(d) The Company’s shareholders also voted on an ordinary resolution (attached as Appendix B to the Company’s Management Proxy Circular dated February 20, 2008) approving the adoption of a new stock option plan. The results of the vote were: 219,040,963 shares for and 14,277,155 shares against.

(e) In addition, at the Meeting, the shareholders voted on a shareholder proposal (attached as Appendix D to the Company’s Management Proxy Circular dated February 20, 2008) regarding executive compensation. The results of the vote were: 17,581,452 shares for and 215,883,534 shares against.

 (*) Number of withheld votes is based upon proxies received prior to the Meeting.

ITEM 6.	EXHIBITS

(a)	EXHIBITS

Incorporated By Reference
Exhibit			Filing Date/
Number	Description of Document	Form	Period End Date

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

4(l)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 29, 2008.	8-K	6/2/2008

4(m)	Revolving Term Credit Facility Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of July 29, 2008.

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

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2007

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2006

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004

10	(y)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008

10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008

10	(gg)	Medium Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 6, 2008

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 6, 2008

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit			Filing Date/
Number	Description of Document	Form	Period End Date

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

4(l)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 29, 2008.	8-K	6/2/2008

4(m)	Revolving Term Credit Facility Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of July 29, 2008.

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

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2007

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2006

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(u)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(v)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(w)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(x)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004

10	(y)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(z)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(aa)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(bb)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008

10	(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

Incorporated By Reference
Filing Date/
Number		Description of Document	Form	Period End Date

10	(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008

10	(gg)	Medium Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.