Form 10-Q
period 2008-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2008-11-05
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As at October 31, 2008, Potash Corporation of Saskatchewan Inc. had 301,730,631 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$499.5	$719.5
Accounts receivable	1,373.0	596.2
Inventories (Note 2)	743.9	428.1
Prepaid expenses and other current assets	68.8	36.7
Current portion of derivative instrument assets	5.0	30.8

	2,690.2	1,811.3
Derivative instrument assets	50.3	104.2
Property, plant and equipment	4,429.8	3,887.4
Investments (Note 3)	3,670.8	3,581.5
Other assets	267.2	210.7
Intangible assets	22.2	24.5
Goodwill	97.0	97.0

	$11,227.5	$9,716.6

Liabilities
Current liabilities
Short-term debt	$1,676.3	$90.0
Accounts payable and accrued charges	1,468.3	911.7
Current portion of long-term debt	0.2	0.2

	3,144.8	1,001.9
Long-term debt	1,339.4	1,339.4
Future income tax liability	1,020.7	988.1
Accrued pension and other post-retirement benefits	255.2	244.8
Accrued environmental costs and asset retirement obligations	124.2	121.0
Other non-current liabilities and deferred credits	26.6	2.7

	5,910.9	3,697.9

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity
Share capital (Note 5)	1,429.0	1,461.3
Unlimited authorization of common shares without par value; issued and outstanding 301,850,331 and 316,411,209 at September 30, 2008 and December 31, 2007, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	122.6	98.9
Accumulated other comprehensive income	1,699.8	2,178.9
Retained earnings	2,065.2	2,279.6

	5,316.6	6,018.7

	$11,227.5	$9,716.6

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Sales (Note 9)	$3,064.3	$1,295.0	$7,575.9	$3,802.8
Less: Freight	81.4	80.6	287.2	254.8
Transportation and distribution	31.6	31.0	97.2	94.6
Cost of goods sold	1,210.3	708.3	3,157.2	2,107.2

Gross Margin	1,741.0	475.1	4,034.3	1,346.2

Selling and administrative	31.7	43.9	158.6	158.0
Provincial mining and other taxes	172.0	28.2	434.4	95.3
Foreign exchange (gain) loss	(37.4)	25.9	(63.2)	67.4
Other income (Note 12)	(140.0)	(29.1)	(255.2)	(111.3)

	26.3	68.9	274.6	209.4

Operating Income	1,714.7	406.2	3,759.7	1,136.8
Interest Expense (Note 13)	15.3	12.7	42.2	59.0

Income Before Income Taxes	1,699.4	393.5	3,717.5	1,077.8
Income Taxes (Note 7)	463.3	150.4	1,010.3	351.0

Net Income	$1,236.1	$243.1	2,707.2	726.8

Retained Earnings, Beginning of Period			2,279.6	1,286.4
Repurchase of Common Shares (Note 5)			(2,829.1)	-
Change in Accounting Policy			-	0.2
Dividends			(92.5)	(79.0)

Retained Earnings, End of Period			$2,065.2	$1,934.4

Net Income Per Share (Note 8)
Basic	$4.07	$0.77	$8.73	$2.30
Diluted	$3.93	$0.75	$8.45	$2.25

Dividends Per Share	$0.10	$0.10	$0.30	$0.25

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Operating Activities
Net income	$1,236.1	$243.1	$2,707.2	$726.8

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	83.3	69.5	247.1	216.3
Stock-based compensation	4.2	4.2	32.1	34.7
(Gain) loss on disposal of property, plant and equipment and long-term investments	(21.5)	0.2	(28.3)	5.6
Provision for auction rate securities	27.5	-	71.3	-
Foreign exchange on future income tax	(14.6)	21.4	(23.9)	47.5
Provision for future income tax	48.7	52.6	75.5	119.8
Undistributed earnings of equity investees	(109.3)	(15.7)	(133.8)	(17.6)
Loss (gain) on derivative instruments	0.6	(13.0)	(18.4)	(18.4)
Other long-term liabilities	(4.3)	(25.6)	2.8	(21.3)

Subtotal of adjustments	14.6	93.6	224.4	366.6

Changes in non-cash operating working capital
Accounts receivable	(281.9)	(100.2)	(776.8)	(139.9)
Inventories	(131.2)	35.5	(360.5)	51.6
Prepaid expenses and other current assets	(10.7)	0.8	(34.1)	1.3
Accounts payable and accrued charges	86.1	38.8	489.7	150.9

Subtotal of changes in non-cash operating working capital	(337.7)	(25.1)	(681.7)	63.9

Cash provided by operating activities	913.0	311.6	2,249.9	1,157.3

Investing Activities
Additions to property, plant and equipment	(336.2)	(145.1)	(770.6)	(381.6)
Purchase of long-term investments	(78.3)	(21.0)	(329.5)	(30.7)
Purchase of auction rate securities	-	(132.5)	-	(132.5)
Proceeds from disposal of property, plant and equipment and long-term investments	31.3	2.9	40.9	4.2
Other assets and intangible assets	(11.7)	(0.9)	(33.1)	9.8

Cash used in investing activities	(394.9)	(296.6)	(1,092.3)	(530.8)

Cash before financing activities	518.1	15.0	1,157.6	626.5

Financing Activities
Repayment and issue costs of long-term debt obligations	-	-	(0.2)	(403.6)
Proceeds from (repayment of) short-term debt obligations	743.9	5.5	1,586.3	(65.8)
Dividends	(29.8)	(31.3)	(92.3)	(62.6)
Repurchase of common shares	(1,005.8)	-	(2,902.9)	-
Issuance of common shares	3.2	3.6	31.5	22.3

Cash used in financing activities	(288.5)	(22.2)	(1,377.6)	(509.7)

Increase (Decrease) in Cash and Cash Equivalents	229.6	(7.2)	(220.0)	116.8
Cash and Cash Equivalents, Beginning of Period	269.9	449.7	719.5	325.7

Cash and Cash Equivalents, End of Period	$499.5	$442.5	$499.5	$442.5

Cash and cash equivalents comprised of:
Cash	$62.5	$11.3	$62.5	$11.3
Short-term investments	437.0	431.2	437.0	431.2

	$499.5	$442.5	$499.5	$442.5

Supplemental cash flow disclosure
Interest paid	$14.3	$15.7	$51.4	$71.5
Income taxes paid	$210.1	$59.1	$595.7	$128.2

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income
(in millions of US dollars)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Before		Net of	Before		Net of
	Income	Income	Income	Income	Income	Income
	Taxes	Taxes	Taxes	Taxes	Taxes	Taxes

Net income	$1,699.4	$463.3	$1,236.1	$3,717.5	$1,010.3	$2,707.2

Other comprehensive income
Net decrease in unrealized gains on available-for-sale securities(1)	(1,501.0)	(129.2)	(1,371.8)	(345.2)	57.0	(402.2)
Net losses on derivatives designated as cash flow hedges(2)	(364.7)	(105.8)	(258.9)	(84.8)	(24.6)	(60.2)
Reclassification to income of net gains on cash flow hedges(2)	(0.3)	(0.1)	(0.2)	(20.3)	(5.9)	(14.4)
Unrealized foreign exchange losses on translation of self-sustaining foreign operations	(7.2)	-	(7.2)	(2.3)	-	(2.3)

Other comprehensive loss	(1,873.2)	(235.1)	(1,638.1)	(452.6)	26.5	(479.1)

Comprehensive (loss) income	$(173.8)	$228.2	$(402.0)	$3,264.9	$1,036.8	$2,228.1

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Before		Net of	Before		Net of
	Income	Income	Income	Income	Income	Income
	Taxes	Taxes	Taxes	Taxes	Taxes	Taxes

Net income	$393.5	$150.4	$243.1	$1,077.8	$351.0	$726.8

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	281.5	23.4	258.1	844.7	57.4	787.3
Net (losses) gains on derivatives designated as cash flow hedges(2)	(17.0)	(4.7)	(12.3)	13.9	4.6	9.3
Reclassification to income of net gains on cash flow hedges(2)	(8.5)	(3.7)	(4.8)	(39.8)	(13.1)	(26.7)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	1.0	-	1.0	5.9	-	5.9

Other comprehensive income	257.0	15.0	242.0	824.7	48.9	775.8

Comprehensive income	$650.5	$165.4	$485.1	$1,902.5	$399.9	$1,502.6

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities.

(2)	Cash flow hedges are comprised of natural gas derivative instruments.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statement of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

		Net unrealized	Unrealized
		gains (losses) on	foreign exchange
	Net unrealized	derivatives	gains (losses) on
	gains (losses) on	designated as	self-sustaining
	available-for-sale	cash flow	foreign
(Net of related income taxes)	securities	hedges	operations	Total

Accumulated other comprehensive income, December 31, 2007	$2,098.7	$73.5	$6.7	$2,178.9
Decrease for the nine months ended September 30, 2008	(402.2)	(74.6)	(2.3)	(479.1)

Accumulated other comprehensive income (loss), September 30, 2008	$1,696.5	$(1.1)	$4.4	1,699.8
Retained Earnings, September 30, 2008				2,065.2

Accumulated other comprehensive income and retained earnings, September 30, 2008				$3,765.0

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008
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

Change in Accounting Policy

Inventories

In June 2007, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3031, “Inventories”, which replaces Section 3030 and harmonizes the Canadian standard related to inventories with International Financial Reporting Standards (“IFRSs”). This standard provides more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; restricts the classification of spare and replacement parts as inventory; requires impairment testing; and expands the disclosure requirements to increase transparency. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. This standard has been applied prospectively; accordingly comparative amounts for prior periods have not been restated. The adoption of this standard resulted in a reclassification of certain spare and replacement parts to property, plant and equipment. The effects of the adjustment were to decrease inventory by $21.5 at January 1, 2008, and to increase property, plant and equipment by the same amount. Since there was no difference in the measurement of the assets, no adjustment to opening retained earnings was necessary.

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

Goodwill and Intangible Assets

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Other Intangible Assets”, and Section 3450, “Research and Development Costs”. The purpose of this section is to provide more specific guidance on the recognition of internally developed intangible assets and requires that research and development expenditures be evaluated against the same criteria as expenditures for intangible assets. The section increases harmonization of Canadian standards with IFRSs and applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.

Also in February 2008, the CICA amended portions of Section 1000, “Financial Statement Concepts”, which the CICA concluded permitted deferral of costs that did not meet the definition of an asset. The amendments apply to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.

Upon the company’s adoption of Section 3064 and the amendments to Section 1000 on January 1, 2009, capitalized amounts that no longer meet the definition of an asset will be expensed retrospectively. The company is currently reviewing the potential impact, if any, on its consolidated statements.

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

2.	Inventories

	September 30,	December 31,
	2008(1)	2007

Finished products	$448.0	$186.6
Intermediate products	107.7	70.7
Raw materials	81.9	68.0
Materials and supplies	106.3	102.8

	$743.9	$428.1

(1)	See change in accounting policy (Note 1).

During the three months ended September 30, 2008, inventories of $1,158.6 (2007 — $681.9) were expensed and write-downs of inventory amounting to $1.0 (2007 — $1.8) were included in cost of goods sold. During the nine months ended September 30, 2008, inventories of $3,057.8 (2007 — $2,056.1) were expensed and write-downs of inventory amounting to $2.6 (2007 — $4.1) were included in cost of goods sold. No reversals of write-downs were recorded during the three and nine months ended September 30, 2008 or 2007.

3.	Investments

In January 2008, the company settled its forward purchase contract, which was denominated in Hong Kong dollars, to acquire an additional 194,290,175 shares of Sinofert Holdings Limited (“Sinofert”) for cash consideration of $173.7. A tax-exempt gain of $25.3 was recognized during 2008 as a result of the change in fair value of the contract from December 31, 2007 to the settlement date. During the nine months ended September 30, 2008, the company purchased an additional 191,620,000 shares of Sinofert for cash consideration of $145.3. Net of the ownership interest dilution that resulted from the issuance of shares of Sinofert, the acquisitions increased the company’s ownership interest in Sinofert to approximately 22 percent.

The company assesses at each balance sheet date whether there is objective evidence that a financial asset or a group of financial assets is impaired. In the case of investments classified as available-for-sale, the company considers the length of time and extent to which fair value has been below cost as well as the financial condition and near-term prospects of the investee as indicators that the securities are impaired. If any such evidence exists for available-for-sale financial assets, the cumulative loss, measured as the difference between the acquisition cost and the current fair value, less any impairment loss on that financial asset previously recognized in the statement of operations, is removed from accumulated other comprehensive income and recognized in the statement of operations.

Investments include auction rate securities that are classified as available-for-sale. The company has determined that the fair value of the auction rate securities was $34.7 at September 30, 2008 (face value $132.5) as compared to $56.0 at December 31, 2007.

The changes in fair value, status of impaired investments and related accounting since December 31, 2007 were as follows:

		# Investments		Impacts of
		Considered	Impacts of	Impairments
		Other-Than-	Impairments	Recorded in
		Temporarily	Recorded in	Retained
	Fair	Impaired (of 6	AOCI and	Earnings and
	Value	Total)	OCI	Net Income

Balance, December 31, 2007	$56.0	2	$50.0	$26.5
Add: Recoveries in value of investments considered temporarily impaired at beginning of period	0.2		(0.2)	-
Less: Reductions in value of investments considered temporarily impaired at beginning of period	(1.5)		1.5	-
Less: Reductions in value of investments considered other-than-temporarily impaired at beginning of period	(11.6)		-	11.6
Transfer of investment impairments at end of period from temporarily impaired to other-than-temporarily impaired	-	2	(31.5)	31.5

Balance, March 31, 2008	43.1	4	19.8	69.6
Add: Recoveries in value of investments considered temporarily impaired	1.0		(1.0)	-
Add: Recoveries in value of investments considered other-than-temporarily impaired	3.5		(3.5)	-
Less: Reductions in value of investments considered other-than-temporarily impaired	(0.7)		-	0.7

Balance, June 30, 2008	46.9	4	15.3	70.3
Less: Reductions in value of investments considered temporarily impaired at beginning of period	(7.1)		7.1	-
Less: Reductions in value of investments considered other-than-temporarily impaired at beginning of period	(5.1)		-	5.1
Transfer of investment impairments at end of period from temporarily impaired to other-than-temporarily impaired	-	2	(22.4)	22.4

Balance, September 30, 2008	$34.7	6	-	$97.8

Interest income of $1.1 and $3.6 relating to auction rate securities was included in interest expense for the three and nine month periods ending September 30, 2008, respectively. The current financial credit market crisis continues to cause the company’s investments in these securities to be illiquid. The company is able to hold these investments until liquidity improves, but does not expect this to occur in the next 12 months.

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

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, accounts receivable, derivative instrument assets and auction rate securities. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

September 30, 2008

Cash and cash equivalents	$499.5
Accounts receivable	1,373.0
Derivative instrument assets	55.3
Available-for-sale investments
Auction rate securities	34.7

The company manages its credit risk on cash and cash equivalents, derivative instrument assets and auction rate securities through policies guiding:

•	Acceptable minimum counterparty credit ratings relating to the natural gas and foreign currency derivative instrument assets, and cash and cash equivalents

•	Daily counterparty settlement on natural gas derivative instruments based on prescribed credit thresholds

•	Exposure thresholds by counterparty on cash and cash equivalents

Derivative instrument assets are comprised of natural gas hedging instruments. At September 30, 2008, the company held no cash margin deposits as collateral relating to these natural gas derivative financial instruments. All of the counterparties to the contracts comprising the derivative financial instruments in an asset position are of investment grade quality.

Accounts receivable is comprised of both trade and non-trade accounts. Trade accounts receivable are recognized initially at fair value and subsequently measured at amortized cost less allowance for doubtful accounts. An allowance for doubtful accounts is established when there is a reasonable expectation that the company will not be able to collect all amounts due according to the original terms of the receivables. The carrying amount of the trade accounts receivable is reduced through the use of the allowance account, and the amount of any increase in the allowance is recognized in the statement of operations. When a trade receivable is uncollectible, it is written off against the allowance account for trade receivables. Subsequent recoveries of amounts previously written off are credited to the statement of operations.

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

The company does not hold any collateral as security. If appropriate, the company may request guarantees or standby letters of credit to mitigate credit risk on trade receivables.

The credit period on sales is generally 15 days for fertilizer customers, 30 days for industrial and feed customers and up to 180 days for selected export sales customers. Interest at 1.5 percent per month is charged on balances remaining unpaid at the end of the sale terms. The company has historically experienced minimal customer defaults and as a result the company considers the credit quality of the trade receivables at September 30, 2008 that were not past due to be high. The company had virtually no impaired accounts receivable. The aging of trade receivables that were past due but not impaired was as follows:

	September 30,	December 31,
	2008	2007

1-15 days	$45.0	$36.7
16-30 days	4.3	4.1
31-60 days	2.4	0.9
Greater than 60 days	-	2.6

	$51.7	$44.3

A reconciliation of the accounts receivable allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2008	2007

Balance — beginning of period	$5.9	$4.7
Provision for receivables impairment	2.7	1.9
Receivables written off during the period as uncollectible	(2.5)	(0.7)

Balance — end of period	$6.1	$5.9

Of total accounts receivable at September 30, 2008, $148.7 related to non-trade accounts and $427.4 represented amounts receivable from Canpotex Limited (“Canpotex”). The company sells potash from its Saskatchewan mines for use outside North America exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no amounts past due or impaired relating to the Canpotex or non-trade accounts receivable.

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

	September 30, 2008
	Total	Amount		Amount		Amount
	Amount	Outstanding		Committed		Available

Syndicated credit facilities	$1,750.0	$1,100.0		$576.5	(1)	$73.5
Line of credit	75.0	-		23.2		51.8
Commercial paper	750.0	576.5	(1)	100.0	(2)	73.5	(2)
US shelf registrations	4,000.0	1,350.0		-		2,250.0	(3)

(1)	Per the terms of the agreements, the commercial paper outstanding or committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	The amount available under the commercial paper program is limited to the availability of backup funds under the syndicated credit facilities. While $73.5 of commercial paper was available under the terms of the commercial paper program, due to market conditions existing at September 30, 2008, the ability to issue commercial paper in the marketplace was limited. As of November 5, 2008, liquidity conditions in the commercial paper market have improved.

(3)	$400.0 of senior notes issued under one of the company’s US shelf registration statements were repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

Although the commercial paper market has had constraints, the company continues to have access to debt financing under existing bank credit facilities. The company has two syndicated credit facilities that provide for unsecured advances. The first is a $750.0 facility that provides for unsecured advances through May 31, 2013. As of September 30, 2008, $100.0 of borrowings were outstanding under this facility. The second is a $1,000.0 364-day facility entered into during May 2008 and amended on July 29, 2008. As of September 30, 2008, $1,000.0 of borrowings were outstanding under the 364-day facility. The amount available to the company under both facilities is the total facilities amount less direct borrowings and amounts committed in respect of commercial paper. The $75.0 line of credit is effective through May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. The company may also issue up to an additional $2,250.0 in unsecured debt securities under the company’s US shelf registration statements. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2007 at Baa1 with a stable outlook. Its investment grade rating as measured by Standard & Poor’s senior debt ratings was upgraded in May 2008, from BBB+ with a stable outlook to BBB+ with a positive outlook, and again in August 2008 to A- with a stable outlook.

As at September 30, 2008, interest rates ranged from 3.3 percent to 3.9 percent on outstanding commercial paper denominated in Canadian dollars and 2.5 percent to 4.4 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 2.9 percent to 5.5 percent.

The table below presents a maturity analysis of the company’s financial liabilities based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	September 30,	Contractual	Within			Over
	2008	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$1,676.3	$1,682.0	$1,682.0	$-	$-	$-
Accounts payable and accrued charges(2)	754.8	754.8	754.8	-	-	-
Long-term debt obligations(1)	1,358.3	2,431.6	96.7	794.9	346.5	1,193.5
Derivative financial instrument liabilities
Foreign currency forward contracts	3.2
Outflow		314.8	314.8	-	-	-
Inflow		(311.6)	(311.6)	-	-	-
Natural gas hedging derivatives	43.1	48.7	20.0	11.7	1.5	15.5

(1)	Contractual cash flows include contractual interest payments related to debt obligations.

(2)	Excludes taxes, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

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

As at September 30, 2008, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $310.0 (2007 — $175.0) at an average exchange rate of 1.0455 (2007 — 1.0690) per US dollar. The company had also entered into other small forward contracts. Maturity dates for all forward contracts are within 2008 and 2009.

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

		Foreign Exchange Risk
	Carrying Amount	5% increase		5% decrease
	of Asset (Liability)	in US$		in US$
	at September 30,
	2008	Income	OCI	Income	OCI

Accounts receivable denominated in Canadian dollars	$18.6	$(0.9)	$-	$0.9	$-
Available-for-sale investments
Israel Chemical Ltd. denominated in New Israeli Shekels	1,936.2	-	(96.8)	-	96.8
Sinofert denominated in Hong Kong dollars	745.4	-	(37.3)	-	37.3
Short-term debt denominated in Canadian dollars	(194.5)	9.7	-	(9.7)	-
Accounts payable denominated in Canadian dollars	(93.5)	4.7	-	(4.7)	-
Derivative instruments
Foreign currency forward contracts	(3.2)	(15.2)	-	15.2	-

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

		Interest Rate Risk
	Carrying Amount	1% decrease in		1% increase in
	of Asset (Liability)	interest rates		interest rates
	at September 30,
	2008	Income	OCI	Income	OCI

Fixed rate instruments
Long-term debt obligations(1)	$(1,352.4)	$-	$-	$-	$-
Variable rate instruments
Cash and cash equivalents	499.5	(5.0)	-	5.0	-
Available-for-sale investments
Auction rate securities	34.7	(1.3)	-	1.3	-
Long-term debt obligations	(5.9)	0.1	-	(0.1)	-
Short-term debt obligations	(1,676.3)	16.8	-	(16.8)	-

(1)	The company does not account for any fixed rate debt through income as the company has not designated fixed rate debt as held for trading. Therefore, changes in interest rates will not affect income or OCI related to this debt.

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

			Price Risk
	Carrying Amount		10% decrease		10% increase
	of Asset		in prices		in prices
	at September 30,
	2008		Income	OCI	Income	OCI

Derivative instruments
Natural gas hedging derivatives(1)	$12.2	(2)	$-	$(102.5)	$8.8	$93.7
Available-for-sale investments Intercorporate investments	2,681.6		-	(268.2)	-	268.2
Auction rate securities(3)	34.7		n/a	n/a	n/a	n/a

(1)	As at September 30, 2008, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 141.1 million MMBtu with maturities in 2008 through 2018.

(2)	Amount is net of $43.1 of derivative instrument liabilities. For financial statement presentation purposes, the current portion of derivative instrument liabilities of $19.7, is included with “Accounts payable and accrued charges”, and the non-current portion of $23.4 is included with “Other non-current liabilities and deferred credits”.

(3)	Due to the current lack of an active market for these securities, price sensitivities are not determinable.

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

On January 23, 2008, the Board of Directors of PCS authorized a share repurchase program of up to 15,820,000 common shares (approximately 5 percent of the company’s issued and outstanding common shares) through a normal course issuer bid. As of September 9, 2008, the company had repurchased the maximum allowable number of shares under the program. On September 11, 2008, the Board of Directors of PCS approved an increase in the share repurchase program to authorize the purchase of up to an additional 15,680,000 common shares (approximately 5 percent of the company’s issued and outstanding common shares). If considered advisable, shares may be repurchased from time to time on the open market through January 30, 2009 at prevailing market prices. The timing and amount of purchases, if any, under the program will be dependent upon the availability and alternative uses of capital, market conditions and other factors.

During the three months ended September 30, 2008, the company repurchased for cancellation 4,964,500 common shares under the program, at a cost of $870.7 and an average price per share of $175.38. The repurchase resulted in a reduction of share capital of $23.3, and the excess of cost over the average book value of the shares of $847.4 has been recorded as a reduction of retained earnings. During the nine months ended September 30, 2008, a total of 15,820,000 shares were repurchased at a cost of $2,902.9 and an average price per share of $183.50, resulting in a reduction of share capital of $73.8 and a reduction in retained earnings of $2,829.1.

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

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	September 30,	December 31,
	2008	2007

Short-term debt	$1,676.3	$90.0
Current portion of long-term debt	0.2	0.2
Long-term debt	1,339.4	1,339.4

Total debt	3,015.9	1,429.6
Less: cash and cash equivalents	499.5	719.5

Net debt	2,516.4	710.1

Shareholders’ equity	5,316.6	6,018.7
Less: accumulated other comprehensive income	1,699.8	2,178.9

Adjusted shareholders’ equity	3,616.8	3,839.8

Adjusted capital(1)	$6,133.2	$4,549.9

(1)	Adjusted capital = (total debt − cash and cash equivalents) + (shareholders’ equity − accumulated other comprehensive income)

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

	As At or For the
	12 Months Ended
	September 30,	December 31,
	2008	2007

Components of ratios Adjusted EBITDA (twelve months ended)	$4,631.3	$1,906.3
Net debt	$2,516.4	$710.1
Adjusted interest expense (twelve months ended)	$91.3	$90.5
Adjusted capital	$6,133.2	$4,549.9

Ratios
Adjusted EBITDA to adjusted interest expense(1)	50.7	21.1
Net debt to adjusted EBITDA(2)	0.5	0.4
Net debt to adjusted capital(3)	41.0%	15.6%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (twelve months ended) / adjusted interest expense (twelve months ended)

(2)	Net debt to adjusted EBITDA = (total debt − cash and cash equivalents) / adjusted EBITDA (twelve months ended)

(3)	Net debt to adjusted capital = (total debt − cash and cash equivalents) / (total debt − cash and cash equivalents + total shareholders’ equity − accumulated other comprehensive income)

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares, or issuance of new debt.

The increase in adjusted EBITDA to adjusted interest expense is a result of operating results. The net debt to adjusted EBITDA ratio remained constant as improved operating results were offset by an increase in net debt. The increase in net debt led to the increase in the net debt to adjusted capital ratio.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	September 30,	September 30,	June 30,	March 31,	December 31,	December 31,
	2008	2008	2008	2008	2007	2007

Net income	$3,084.0	$1,236.1	$905.1	$566.0	$376.8	$1,103.6
Income taxes	1,075.5	463.3	375.2	171.8	65.2	416.2
Interest expense	51.9	15.3	15.7	11.2	9.7	68.7
Depreciation and amortization	322.1	83.3	83.9	79.9	75.0	291.3
Provision for auction rate securities	97.8	27.5	0.7	43.1	26.5	26.5

Adjusted EBITDA	$4,631.3	$1,825.5	$1,380.6	$872.0	$553.2	$1,906.3

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	September 30,	September 30,	June 30,	March 31,	December 31,	December 31,
	2008	2008	2008	2008	2007	2007

Interest expense	$51.9	$15.3	$15.7	$11.2	$9.7	$68.7
Capitalized interest	39.4	13.2	10.5	8.4	7.3	21.8

Adjusted interest expense	$91.3	$28.5	$26.2	$19.6	$17.0	$90.5

7.	Income Taxes

The company’s consolidated reported income tax rate for the three months ended September 30, 2008 was 27 percent (2007 — 38 percent) and for the nine months ended September 30, 2008 was 27 percent (2007 — 33 percent). For the three and nine months ended September 30, 2008, the consolidated effective income tax rate was 29 percent (2007 — 33 percent). Items to note include the following:

•	A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. In addition, there was an increase in permanent deductions in the US.

•	In the third quarter of 2008, a current income tax recovery of $29.1 was recorded that related to an increase in permanent deductions in the US from prior years. This is in addition to the future income tax recovery of $42.0 that was recorded in the first quarter of 2008.

•	Future income tax assets were written down by $11.0 during the second quarter of 2008.

•	The $25.3 gain recognized in first-quarter 2008 as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

8.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2008 of 304,017,000 (2007 — 315,962,000). Basic net income per share for the year to date is calculated based on the weighted average shares issued and outstanding for the nine months ended September 30, 2008 of 310,076,000 (2007 — 315,444,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2008 was 314,132,000 (2007 — 324,741,000) and for the nine months ended September 30, 2008 was 320,484,000 (2007 — 323,580,000).

9.	Segment Information

The company has three reportable business segments: potash, nitrogen and phosphate. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2008

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$1,145.2	$838.9	$1,080.2	$-	$3,064.3
Freight	36.0	18.1	27.3	-	81.4
Transportation and distribution	9.9	12.9	8.8	-	31.6
Net sales — third party	1,099.3	807.9	1,044.1	-
Cost of goods sold	189.6	483.8	536.9	-	1,210.3
Gross margin	909.7	324.1	507.2	-	1,741.0
Depreciation and amortization	18.9	26.2	36.1	2.1	83.3
Inter-segment sales	-	62.8	7.7	-	-

	Three Months Ended September 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$427.4	$436.0	$431.6	$-	$1,295.0
Freight	38.3	15.4	26.9	-	80.6
Transportation and distribution	8.7	12.9	9.4	-	31.0
Net sales — third party	380.4	407.7	395.3	-
Cost of goods sold	159.1	283.8	265.4	-	708.3
Gross margin	221.3	123.9	129.9	-	475.1
Depreciation and amortization	15.5	22.2	29.3	2.5	69.5
Inter-segment sales	-	25.0	-	-	-

	Nine Months Ended September 30, 2008

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$3,135.9	$2,064.6	$2,375.4	$-	$7,575.9
Freight	151.6	46.4	89.2	-	287.2
Transportation and distribution	35.2	36.8	25.2	-	97.2
Net sales — third party	2,949.1	1,981.4	2,261.0	-
Cost of goods sold	638.4	1,261.9	1,256.9	-	3,157.2
Gross margin	2,310.7	719.5	1,004.1	-	4,034.3
Depreciation and amortization	65.7	71.1	104.4	5.9	247.1
Inter-segment sales	-	145.4	22.4	-	-

	Nine Months Ended September 30, 2007

	Potash	Nitrogen	Phosphate	All Others	Consolidated

Sales	$1,318.1	$1,336.8	$1,147.9	$-	$3,802.8
Freight	135.0	40.0	79.8	-	254.8
Transportation and distribution	30.9	39.1	24.6	-	94.6
Net sales — third party	1,152.2	1,257.7	1,043.5	-
Cost of goods sold	496.3	858.3	752.6	-	2,107.2
Gross margin	655.9	399.4	290.9	-	1,346.2
Depreciation and amortization	54.4	65.5	88.6	7.8	216.3
Inter-segment sales	-	84.1	1.9	-	-

10.	Stock-Based Compensation

On May 8, 2008, the company’s shareholders approved the 2008 Performance Option Plan under which the company may, after February 20, 2008 and before January 1, 2009, issue options to acquire up to 1,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2008, options to purchase a total of 486,450 common shares had been granted under the plan. The weighted average fair value of options granted was $74.76 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	34%
Risk-free interest rate	3.30%
Expected life of options	5.8 years

11.	Pension and Other Post-Retirement Expenses

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
Defined Benefit Pension Plans	2008	2007	2008	2007

Service cost	$3.7	$3.9	$11.3	$11.5
Interest cost	10.0	9.1	30.0	27.3
Expected return on plan assets	(12.7)	(10.7)	(38.5)	(32.1)
Net amortization and change in valuation allowance	2.6	3.2	7.6	9.6

Net expense	$3.6	$5.5	$10.4	$16.3

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
Other Post-Retirement Plans	2008	2007	2008	2007

Service cost	$1.5	$1.5	$4.3	$4.4
Interest cost	4.0	3.6	12.0	10.6
Net amortization	0.2	0.1	0.5	0.4

Net expense	$5.7	$5.2	$16.8	$15.4

For the three months ended September 30, 2008, the company contributed $7.7 to its defined benefit pension plans, $3.7 to its defined contribution pension plans and $1.5 to its other post-retirement plans. Contributions for the nine months ended September 30, 2008 were $19.6 to its defined benefit pension plans, $16.0 to its defined contribution pension plans and $5.6 to its other post-retirement plans. Total 2008 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements for the year ended December 31, 2007 in the company’s 2007 financial review annual report.

12.	Other Income

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2008	2007	2008	2007

Share of earnings of equity investees	$109.3	$15.4	$193.0	$58.2
Dividend income	30.3	8.8	64.0	47.5
Gain on forward purchase contract for shares in Sinofert (Note 3)	-	-	25.3	-
Other	27.9	4.9	44.2	5.6
Provision for auction rate securities (Note 3)	(27.5)	-	(71.3)	-

	$140.0	$29.1	$255.2	$111.3

Included in the Other category for the three and nine months ended September 30, 2008, is a gain on sale of the assets of the company’s Brazilian phosphate feed plant and inland potash and feed warehouse in the amount of $21.4. The property, plant and equipment had a carrying value of $9.1. In conjunction with the sale of the assets, all employees were terminated on the closing date and rehired by the buyer. Brazilian law requires payment of severance to any employees involuntarily terminated and as a result severance payments of $0.9 were also recorded in the Other category.

13.	Interest Expense

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2008	2007	2008	2007

Interest expense on
Short-term debt	$10.7	$1.9	$17.0	$7.7
Long-term debt	23.9	24.4	71.2	86.3
Interest capitalized to property, plant and equipment	(13.2)	(5.7)	(32.1)	(14.5)
Interest income	(6.1)	(7.9)	(13.9)	(20.5)

	$15.3	$12.7	$42.2	$59.0

14.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

15.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first nine months of 2008 or 2007.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Investment in Arab Potash Company Ltd. (“APC”)

The company is party to a shareholders’ agreement with Jordan Investment Company (“JIC”) with respect to its investment in APC. The terms of the shareholders’ agreement provide that, from October 17, 2006 to October 16, 2009, JIC may seek to exercise a put option (the “Put”) to require the company to purchase JIC’s remaining common shares in APC. If the Put were exercised, the company’s purchase price would be calculated in accordance with a specified formula based, in part, on earnings of APC. The amount, if any, which the company may have to pay for JIC’s remaining common shares if there were to be a valid exercise of the Put would be determinable at the time JIC provides appropriate notice to the company pursuant to the terms of the agreement.

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

In 1998, the company, along with other parties, was notified by the USEPA of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Soil excavation activities are expected to begin in the first quarter of 2009. In February 2008, the USEPA issued letters to PCS Joint Venture and other alleged potentially responsible parties requiring a good faith offer to perform and/or to pay for the remedy. Negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

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

PCS Phosphate Company, Inc. (“PCS Phosphate”), along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with the USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of certain other costs associated with the Site, including reimbursement of the USEPA’s past costs. The cost of performing the removal at the Site is estimated at $50.0. The removal activities commenced at the Site in August 2007. The company anticipates recovering some portion of its expenditures in this matter from other liable parties. In September 2008, the USEPA issued a final remedy, with an estimated cost of $6.1, for PCB-impacted sediments downstream of the Site (“Operable Unit 1”). In October 2008, the USEPA issued special notice letters to PCS Phosphate and other alleged potentially responsible parties requiring a good faith offer to perform and/or pay for the cleanup of Operable Unit 1, to perform further investigation at the Site and adjacent properties, and to reimburse USEPA for its past costs. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

The USEPA announced an initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar plant is in violation of the requirements. As part of the initiative, in September 2008, the company entered into RCRA 3013 Administrative Orders on Consent to perform certain site assessment activities at its White Springs and Aurora plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

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

Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the U.S. Army Corps of Engineers (the “Corps”) before disturbing the wetlands. The company has a permit from the Corps to mine specified areas. This permit expires in 2017, but the reserves in these areas could be exhausted before then. The company is seeking a new permit from the Corps to mine additional areas. This process includes significant public review and comment that could affect current mitigation and reclamation practices. The company expects to have the necessary approvals for mine continuation during the first quarter of 2009. Failure to secure the required approvals for continuation of the mining operations on acceptable terms would negatively affect the company’s reserves and costs.

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

Between September 11 and October 2, 2008, the company and PCS Sales (USA), Inc., were named as defendants in three very similar antitrust complaints filed in federal courts. Two of the cases were filed in Chicago and one in Minneapolis. Other potash producers are also defendants in these cases. The complaints allege conspiracy to fix potash prices, to divide markets, to restrict supply and fraudulently to conceal the conspiracy, all in violation of Section 1 of the Sherman Act. The complaints were filed by plaintiffs claiming to have purchased potash directly from at least one of the defendants during the period between July 1, 2003, and the present. All three plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. Each of these complaints seeks unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre-and post-judgment interest.

In addition to the three direct purchaser cases, plaintiffs claiming to be indirect purchasers of potash filed three other complaints against the company and PCS Sales (USA), Inc., in federal court in Chicago on September 15, 2008. Many of the allegations of these complaints are comparable to those in the direct purchaser actions and the named defendants are the same in all six cases. Each of the indirect purchaser complaints were filed on behalf of a proposed class of indirect purchasers of potash in various states and the District of Columbia that, according to the complaints, permit indirect purchasers to pursue state antitrust law claims. These complaints seek damages for unjust enrichment, treble damages where allowed, costs, fees and pre-and post-judgment interest. One indirect purchaser complaint includes both state antitrust law claims and deceptive practices claims under state consumer protection statutes, unjust enrichment claims and common law restraint of trade claims.

The company and PCS Sales (USA), Inc. believe each of these six private antitrust law lawsuits is without merit and intend to defend them vigorously.

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2008, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $571.8. As many of these guarantees will not be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2008, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, the company had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt, and the company held no cash margin deposits to maintain derivatives.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. The Minister of Environment for Saskatchewan provisionally approved the plans in July 2000. In July 2001, a Cdn$2.0 irrevocable letter of credit was posted. The company submitted a revised plan when it was due in 2006 and is awaiting a response from the Province. The company is unable to predict, at this time, the outcome of the ongoing review of the plans or the timing of implementation and structure of any financial assurance requirements.

The company has met its financial assurance responsibilities as of September 30, 2008. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying consolidated condensed financial statements to the extent that a legal liability to retire such assets exists.

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

(e) Pre-operating costs: Operating costs incurred during the start-up phase of new projects are deferred under Canadian GAAP until commercial production levels are reached, at which time they are amortized over the estimated life of the project. US GAAP requires that these costs be expensed as incurred. As at September 30, 2008 and 2007, the start-up costs deferred for Canadian GAAP were not material.

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

(i) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. US GAAP requires that these liability awards be measured at fair value at each reporting period. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes. As at September 30, 2008, the difference between Canadian and US GAAP was not significant.

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended September 30, 2008, income taxes paid under US GAAP were $213.7 (2007 — $59.1) and for the nine months ended September 30, 2008, income taxes paid under US GAAP were $600.6 (2007 — $128.2).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets, shareholders’ equity and comprehensive income.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007

Net income as reported — Canadian GAAP	$1,236.1	$243.1	$2,707.2	$726.8
Items increasing (decreasing) reported net income
Depreciation and amortization (c)	2.1	2.1	6.3	6.3
Exploration costs (d)	-	-	(5.9)	-
Stock-based compensation (i)	(0.7)	(1.4)	2.8	(0.4)
Stripping costs (j)	0.4	(0.5)	(3.1)	(8.8)
Share of earnings of equity investees (a)	(0.6)	(0.6)	(0.4)	(1.2)
Pension and other post-retirement benefits (f)	0.1	0.7	0.3	2.1
Deferred income taxes relating to the above adjustments (k)	(0.2)	(0.1)	(0.1)	0.5
Income taxes related to US GAAP effective income tax rate (k, l)	-	13.6	(3.2)	-
Income taxes related to stock-based compensation (l)	(3.9)	(3.4)	(33.0)	(11.4)
Income taxes related to uncertain income tax positions (m)	(21.1)	25.4	(15.0)	23.4

Net income — US GAAP	$1,212.2	$278.9	$2,655.9	$737.3

Basic weighted average shares outstanding — US GAAP	304,017,000	315,962,000	310,076,000	315,444,000

Diluted weighted average shares outstanding — US GAAP	314,081,000	323,349,000	320,480,000	323,563,000

Basic net income per share — US GAAP	$3.99	$0.88	$8.57	$2.34

Diluted net income per share — US GAAP	$3.86	$0.86	$8.29	$2.28

	September 30,	December 31,
	2008	2007

Total assets as reported — Canadian GAAP	$11,227.5	$9,716.6
Items increasing (decreasing) reported total assets
Property, plant and equipment (b)	(94.9)	(101.2)
Exploration costs (d)	(12.3)	(6.4)
Stripping costs (j)	(35.8)	(32.7)
Pension and other post-retirement benefits (f)	(70.0)	(66.7)
Margin deposits associated with derivative instruments (h)	(2.9)	-
Investment in equity investees (a)	1.9	2.3
Income tax asset related to uncertain income tax positions (m)	24.9	18.4
Goodwill (b)	(46.7)	(46.7)

Total assets — US GAAP	$10,991.7	$9,483.6

	September 30,	December 31,
	2008	2007

Total shareholders’ equity as reported — Canadian GAAP	$5,316.6	$6,018.7
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Cumulative-effect adjustment in respect of uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(87.8)	(85.6)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (b)	(218.0)	(218.0)
Depreciation and amortization (c)	76.4	70.1
Exploration costs (d)	(12.3)	(6.4)
Stripping costs (j)	(35.8)	(32.7)
Pension and other post-retirement benefits (f)	16.4	16.1
Share of earnings of equity investees (a)	1.9	2.3
Deferred income taxes relating to the above adjustments (k)	30.3	30.4
Income taxes related to US GAAP effective income tax rate (k, l)	(33.5)	(30.3)
Income taxes related to uncertain income tax positions (m)	(0.5)	14.5
Cumulative-effect adjustment to retained earnings in respect of uncertain income tax positions (m)	85.7	85.7

Shareholders’ equity — US GAAP	$5,138.2	$5,863.6

	Nine Months
	Ended September 30
	2008	2007

Net income — US GAAP	$2,655.9	$737.3

Other comprehensive (loss) income
Net (decrease) increase in unrealized gains on available-for-sale securities	(345.2)	842.6
Net (losses) gains on derivatives designated as cash flow hedges	(84.8)	13.9
Reclassification to income of net gains on cash flow hedges	(20.3)	(39.8)
Unrealized foreign exchange (losses) gains on translation of self-sustaining foreign operations	(2.3)	5.9
Pension and other post-retirement benefits	(4.3)	8.7
Share of OCI of equity investees	-	(1.3)
Deferred income taxes related to other comprehensive income	(24.3)	(51.7)

Other comprehensive (loss) income	(481.2)	778.3

Comprehensive income — US GAAP	$2,174.7	$1,515.6

Supplemental US GAAP Disclosures

Uncertainty in Income Taxes

The reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, for the nine months ended September 30, 2008 is as follows:

Balance at December 31, 2007	$11.6
Additions based on tax positions related to the current year	11.5
Additions for tax positions of prior years	69.4
Reductions for tax positions of prior years	(61.2)
Settlements	(4.5)

Balance at September 30, 2008	$26.8

Recent Accounting Pronouncements

Framework for Fair Value Measurement

The company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008 and all related FASB Staff Positions published to the date of this report. The standard establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The implementation of this standard did not have a material impact on the consolidated financial statements as the company’s current policy on accounting for fair value measurements is consistent with this guidance. The company has, however, provided additional prescribed disclosures not required under Canadian GAAP.

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

The following table presents the company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in	Significant Other	Significant
	of Asset (Liability)	Active Markets for	Observable	Unobservable
	at September	Identical Assets	Inputs	Inputs
Description	30, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets	$55.3	$-	$-	$55.3
Available-for-sale securities	2,716.3	2,681.6	-	34.7
Derivative instrument liabilities (net of cash margin deposits receivable)	(43.4)	2.9	(3.2)	(43.1)

	Derivative
	Instrument	Available-for-Sale
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Assets	Securities

Beginning balance, December 31, 2007	$127.7	$56.0
Total gains (losses) (realized and unrealized) before income taxes
Included in earnings	18.2	(71.3)
Included in other comprehensive income	(103.2)	-
Other(1)	-	50.0
Purchases, sales, issuances and settlements	(30.5)	-
Transfers out of Level 3	-	-

Ending balance, September 30, 2008	$12.2	$34.7

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(9.9)	$(71.3)

Gains (losses) (realized and unrealized) included in earnings for the period are reported in:
Cost of Goods Sold	$18.3	$-
Other income	-	(71.3)

(1)	Represents unrealized losses transferred from other comprehensive income to earnings as a result of the other-than-temporary impairment of the securities.

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

The company adopted the provisions of FSP FIN 39-1 effective January 1, 2008. As a result of the implementation of FSP FIN 39-1 the company changed its accounting policy, on a prospective basis, to offset fair value amounts recognized for derivative instruments under master netting arrangements. This has resulted in a decrease of derivative instrument liabilities of $2.9 due to the netting of margin deposits.

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

18.	Comparative Figures

Certain of the prior periods’ figures have been reclassified to conform with the current periods’ presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of November 5, 2008. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp has built a global business on the natural nutrients potash, nitrogen and phosphate. Our products serve three different markets: fertilizer, industrial and animal feed. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers who buy under contract and on the spot market; spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both northern and southern hemispheres.

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

	Representative	Performance
Goal	2008 Annual Target	to September 30, 2008
Prevent harm to people.	Continue safety initiatives to reduce severity and lost-time injury rates to zero. Reduce recordable injury rates by 15 percent from 2007 level. Reduce lost-time injury rates by 20 percent from 2007 level.
Recordable injury rate was 2.11, representing an increase of 9 percent for the first nine months of 2008 compared to the 2007 annual level. As compared to the nine months ended September 30, 2007, recordable injury rate increased 4 percent.

Lost-time injury rate was 0.37, representing an increase of 86 percent for the first nine months of 2008 compared to the 2007 annual level. As compared to the nine months ended September 30, 2007, lost-time injury rate increased 271 percent.

To have no accidents and no damage to the environment.	Maintain energy usage per tonne of product produced at 2007 levels.	Compared to the 2007 annual average, corporate-wide weighted-average energy usage (including natural gas, electricity and fuel oil) per tonne of product (as measured on a N basis for nitrogen, P2O5 basis for phosphate and KCl basis for potash) was flat in the first nine months of 2008.

	Reduce reportable releases and permit excursions by 15 percent from 2007 levels.	Reportable release rate on an annualized basis declined 11 percent while annualized permit excursions were down 52 percent during the first nine months of 2008 compared to 2007 annual levels. Compared to the first nine months of 2007, reportable releases were down 33 percent and permit excursions were up 33%.

To meet the needs and expectations of our providers of capital.	Exceed total shareholder return for our sector and companies on the DJUSBM for 2008.	PotashCorp’s total shareholder return was -8 percent in the first nine months of 2008, exceeding the DJUSBM return of -25 percent and our sector average return of -20 percent.

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

Earnings Guidance

The company’s guidance for the third quarter of 2008 was earnings per share in the range of $3.25 to $3.75 per share, assuming a period end exchange rate of 1.00 Canadian dollars per US dollar and consolidated effective income tax rate between 28-30 percent. The final result was net income of $1,236.1 million, or $3.93 per share, with a period-end exchange rate of 1.0599 Canadian dollars per US dollar, a consolidated reported income tax rate of 27 percent.

Overview of Actual Results

Operations

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
Dollars (millions) — except per-share amounts	2008	2007	Change	Change	2008	2007	Change	Change

Sales	$3,064.3	$1,295.0	$1,769.3	137	$7,575.9	$3,802.8	$3,773.1	99
Freight	81.4	80.6	0.8	1	287.2	254.8	32.4	13
Transportation and distribution	31.6	31.0	0.6	2	97.2	94.6	2.6	3
Cost of goods sold	1,210.3	708.3	502.0	71	3,157.2	2,107.2	1,050.0	50

Gross margin	$1,741.0	$475.1	$1,265.9	266	$4,034.3	$1,346.2	$2,688.1	200

Operating income	$1,714.7	$406.2	$1,308.5	322	$3,759.7	$1,136.8	$2,622.9	231

Net income	$1,236.1	$243.1	$993.0	408	$2,707.2	$726.8	$1,980.4	272

Net income per share — basic	$4.07	$0.77	$3.30	429	$8.73	$2.30	$6.43	280

Net income per share — diluted	$3.93	$0.75	$3.18	424	$8.45	$2.25	$6.20	276

With higher prices for all potash, nitrogen and phosphate products, third-quarter earnings of $3.93 per share ($1,236.1 million) was a five-fold increase over the $0.75 per share ($243.1 million) earned in the same period last year. This exceeded the $3.40 per share ($1,103.6 million) earned in the full-year 2007. Earnings for the first nine months of 2008 reached $8.45 per share ($2,707.2 million) and gross margin grew to $4,034.3 million, ahead 276 percent and 101 percent of the $2.25 per share ($726.8 million) and $1,346.2 million in gross margin in last year’s first nine months, respectively.

All three nutrients contributed to record-setting quarterly gross margin of $1,741.0 million, up 266 percent from the $475.1 million generated in the third quarter of 2007. Gross margin for the first nine months of 2008 reached $4,034.3 million compared to $1,346.2 million in the first nine months of 2007 and has already exceeded the record full-year total of $1,881.2 million set last year. While grain and oilseed prices remained supportive through the third quarter, they were caught up in a broad decline in commodity prices. The global financial crisis exacerbated these conditions, damaging investor confidence and sparking sales of liquid assets. By the end of the quarter, we believe lower crop prices no longer reflected the strong underlying global grain fundamentals, and fears about access to credit for agricultural buyers had a negative effect on the psychology of the sector as a whole. In potash, producer inventories were at historically low levels entering the quarter. Reduced production due to seasonal maintenance turnarounds for all producers and ongoing strikes at three PotashCorp facilities limited the available supplies. As a result, potash fundamentals remained strong through the entire quarter. The major markets for solid nitrogen and phosphate fertilizers — namely the US, Brazil and India — appeared cautious in light of uncertain global economic conditions. In the US, late spring planting pushed back the fall season and gave distributors time to replenish inventories. In Brazil, weather delays held back planting and enabled fertilizer inventories to reach healthy levels ahead of the spring season. With a late start in other key markets, India’s buyers delayed purchases, opting for low inventories in the hope that weakening global trade and a precipitous drop in sulfur prices would lower fertilizer prices. These trends were offset by the continued restriction of Chinese urea and phosphate trade due to the continuation of prohibitive export taxes on these products.

Potash gross margin as a percentage of net sales rose to 83 percent in the third quarter and 78 percent in the first nine months of 2008, compared to 58 percent and 57 percent in the same periods of 2007, respectively, due to price increases being realized. Driven by higher prices for all our nitrogen products, nitrogen gross margin reached $324.1 million in the quarter and $719.5 million in the first nine months of 2008, up from $123.9 million and $399.4 million in the same periods in 2007, respectively. Price increases pushed phosphate gross margin to $507.2 million in the quarter and $1,004.1 million in the first nine months of 2008, up from $129.9 million in the third quarter of 2007 and $290.9 million in the first nine months.

Selling and administrative expenses were $12.2 million lower than in the same quarter last year though $0.6 million higher than the first nine months. A decline in the price of our common shares reduced the value of deferred share units during the third quarter and first nine months of 2008 causing selling and administrative expenses to decline as compared to the same periods in 2007 when a share price increase had the opposite effect. Provincial mining and other taxes increased more than six times quarter over quarter and more than four times year over year as potash profit per tonne increased substantially compared to the same periods last year. The Canadian dollar weakened during the third quarter and first nine months of 2008, contributing to primarily non-cash foreign exchange gains of $37.4 million and $63.2 million in those periods, respectively. This compares to a strengthening in the third quarter and first nine months of 2007 that contributed to losses of $25.9 million and $67.4 million in the same periods last year, respectively. Other income increased $110.9 million quarter over quarter and $143.9 million year over year as our investments in Arab Potash Company Ltd. (“APC”), Sociedad Quimica y Minera de Chile (“SQM”), and Israel Chemicals Ltd. (“ICL”) contributed an additional $115.4 million during the three-months ended September 30, 2008 compared to the prior year and, along with Sinofert Holdings Limited (“Sinofert”), an additional $151.3 million during the first nine months of the year compared to 2007. A gain of $25.3 million on a forward purchase contract for shares of Sinofert recognized in first-quarter 2008 further increased other income. These increases were partially offset by an additional $71.3 million provision for other-than-temporary impairment of auction rate securities recorded in other income in the first nine months of 2008, of which $27.5 million was recognized in the third quarter.

Our consolidated reported income tax rate for the three months ended September 30, 2008 was 27 percent (2007 — 38 percent) and for the nine months ended September 30, 2008 was 27 percent (2007 — 33 percent). The 2008 third quarter consolidated effective income tax rate remained unchanged from the second quarter at 29 percent (2007 — 33 percent). An income tax recovery of $29.1 million, related to an increase in permanent deductions in the US from prior years, was recorded in the third quarter in addition to the $42.0 million that was recorded in the first quarter of 2008. The $25.3 million first-quarter 2008 gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

Balance Sheet

Total assets were $11,227.5 million at September 30, 2008, an increase of $1,510.9 million or 16 percent over December 31, 2007. Total liabilities increased by $2,213.0 million from December 31, 2007 to $5,910.9 million at September 30, 2008, and total shareholders’ equity decreased by $702.1 million during the same period to $5,316.6 million.

Accounts receivable, inventories and property, plant and equipment were the largest contributors to the increase in assets during the first nine months of 2008. Accounts receivable increased $776.8 million or 130 percent compared to December 31, 2007 as a result of higher product prices that drove sales up 109 percent in the month of September 2008 compared to December 2007. Although the accounts receivable balance increased, our internal collection statistics indicate that customers continue to meet the terms of their purchases. During the first nine months of 2008, phosphate inventories increased by $237.8 million, nitrogen inventories increased by $78.4 million and potash inventories decreased by $0.4 million which resulted in a $743.9 million inventory balance at September 30 as compared to $428.1 million at December 31, 2007. Inventory values for phosphate have grown due to higher input costs for sulfur and ammonia and inventory volumes grew at September 30, 2008 as customers anticipate a reduction in prices, while nitrogen inventory values increased mainly due to higher natural gas costs. Additions to property, plant and equipment of $770.6 million were incurred ($549.9 million, or 71 percent, of which related to the potash segment). These increases in assets were offset by a $220.0 million decline in cash and cash equivalents that was primarily due to common share repurchases of $2,902.9 million.

Auction rate securities that are classified as available-for-sale are included in Investments. The company has determined that the fair value of the auction rate securities was $34.7 million at September 30, 2008 (face value $132.5 million), as compared to $56.0 million as of December 31, 2007, $43.1 million as at March 31, 2008 and $46.9 million as of June 30, 2008.

Market conditions at the end of 2007 that caused the investments to be illiquid had further deteriorated at the end of the third quarter of 2008. The decline in fair value from year-end reflects such illiquid or non-existent markets as well as continued concerns over defaults in the challenging sub-prime mortgage market and the ongoing corrections in the housing market that increase the probability of default in some of the underlying collateral of these investments. The increase in the proportion of the impairment that is considered other-than-temporary reflects the reduced fair values, and the fact that all six of the investments (including the two at December 31, 2007 and March 31, 2008, and the four at June 30, 2008) held in our account are now considered to fall into this category. This increase is as a result of the length of time and amount of impairment loss for such investments combined with collateral underlying the investments that is at a higher risk for default. The company is able to hold the investments in auction rate securities until liquidity improves, but does not expect this to occur in the next 12 months.

Liabilities increased primarily as a result of higher short-term debt and accounts payable and accrued charges. Short-term debt increased $1,586.3 million compared to December 31, 2007 as borrowings, together with cash on hand, were used to fund our common share repurchases during the first nine months of 2008. The $556.6 million increase in accounts payable and accrued charges was primarily attributable to: (1) taxes payable, which were up $354.9 million as a result of higher earnings despite significant payments made during the first nine months of 2008; (2) $29.2 million higher accrued provincial mining taxes; (3) accrued natural gas, sulfur and power costs that were up $99.6 million due to sulfur prices; and (4) payables associated with increased potash expansion project activity.

Contributed surplus increased at September 30, 2008 compared to December 31, 2007, while share capital, accumulated other comprehensive income (“AOCI”) and retained earnings decreased. AOCI decreased $479.1 million as a result of a $402.2 million decrease in net unrealized gains on available-for-sale securities (primarily Sinofert which declined $687.2 million, offset in part by an increase of $249.5 million in unrealized gains on ICL) and a $60.2 million decrease in net unrealized gains on our natural gas derivatives that qualify for hedge accounting. During the first nine months of 2008, we repurchased for cancellation 15,820,000 of our common shares at a cost of $2,902.9 million resulting in a reduction of share capital of $73.8 million. The excess of net cost over the average book value of the shares of $2,829.1 million was recorded as a reduction of retained earnings. Net income of $2,707.2 million for the first nine months of 2008 increased retained earnings while dividends declared of $92.5 million and the impact of the share repurchase program reduced the balance, for a net reduction in retained earnings of $214.4 million at September 30, 2008 compared to December 31, 2007.

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

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$1,145.2	$427.4	168
Freight	36.0	38.3	(6)
Transportation and distribution	9.9	8.7	14

Net sales	$1,099.3	$380.4	189

Manufactured product
Net sales
North American	$299.5	$138.4	116	532	710	(25)	$562.86	$194.82	189
Offshore	796.7	239.7	232	1,325	1,442	(8)	$601.34	$166.20	262

	1,096.2	378.1	190	1,857	2,152	(14)	$590.31	$175.63	236
Cost of goods sold	185.6	157.2	18				$99.95	$72.98	37

Gross margin	910.6	220.9	312				$490.36	$102.65	378

Other miscellaneous and purchased product
Net sales	3.1	2.3	35
Cost of goods sold	4.0	1.9	111

Gross margin	(0.9)	0.4	n/m

Gross Margin	$909.7	$221.3	311				$489.88	$102.83	376

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$3,135.9	$1,318.1	138
Freight	151.6	135.0	12
Transportation and distribution	35.2	30.9	14

Net sales	$2,949.1	$1,152.2	156

Manufactured product
Net sales
North American	$1,028.6	$482.0	113	2,585	2,653	(3)	$397.88	$181.63	119
Offshore	1,909.5	661.8	189	4,527	4,477	1	$421.84	$147.82	185

	2,938.1	1,143.8	157	7,112	7,130	-	$413.13	$160.40	158
Cost of goods sold	629.7	490.3	28				$88.55	$68.75	29

Gross margin	2,308.4	653.5	253				$324.58	$91.65	254

Other miscellaneous and purchased product
Net sales	11.0	8.4	31
Cost of goods sold	8.7	6.0	45

Gross margin	2.3	2.4	(4)

Gross Margin	$2,310.7	$655.9	252				$324.90	$91.99	253

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations. n/m = not meaningful

Highlights

•	Potash generated a record $909.7 million of gross margin in the third quarter of 2008, up from $221.3 million in the same quarter last year. Extremely tight supply/demand fundamentals made fulfilling volume commitments to North American and offshore customers a challenge and led to significantly higher prices and gross margin. For the first nine months of 2008, potash gross margin of $2,310.7 million was 252 percent higher than the $655.9 million generated in the first nine months of 2007.

•	Third-quarter sales volumes of 1.9 million tonnes were 14 percent below the same period last year, as potash availability was limited and our quarter-end inventories were reduced to the lowest in our history. Total sales volumes of 7.1 million tonnes for the first nine months of 2008 were flat compared to the same period last year.

•	Our inventories, of 212,000 tonnes are 49 percent lower than last year’s levels and 33 percent lower than June 30, 2008 levels.

•	We produced 1.7 million tonnes in the third quarter of 2008 compared to 1.8 million tonnes in third-quarter 2007. In the first nine months of 2008 and 2007, we produced 6.6 million tonnes. Per-tonne cost of goods sold increased 37 percent (over $26 per tonne) quarter over quarter and 29 percent (almost $20 per tonne) year over year, due to the impact of a stronger Canadian dollar, higher royalties and additional costs for brine inflow management at New Brunswick.

•	Unionized employees at the company’s Allan Division, Cory Division and Patience Lake Division potash operations commenced strike action on August 7, 2008. The labor dispute at these three facilities led to 16 additional mine shutdown weeks compared to last year’s third quarter.

Potash gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2008 vs. 2007				2008 vs. 2007
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in				Change in
	Sales		Cost of		Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total	Volumes	Net Sales	Goods Sold	Total
Manufactured product
North American	$(24.3)	$191.8	$(7.2)	$160.3	$(9.7)	$557.9	$(37.9)	$510.3
Offshore	(10.8)	572.9	(34.2)	527.9	5.2	1,240.4	(102.5)	1,143.1
Change in market mix	2.4	(0.9)	-	1.5	2.3	(0.8)	-	1.5

Total manufactured product	$(32.7)	$763.8	$(41.4)	689.7	$(2.2)	$1,797.5	$(140.4)	1,654.9
Other miscellaneous and purchased product				(1.3)				(0.1)

Total				$688.4				$1,654.8

Sales and Cost of Goods Sold

The most significant contributors to the $688.4 million increase in total gross margin quarter over quarter were as follows:

•	Previously announced price increases, reflecting increased demand, were realized during the quarter. The average offshore price more than tripled since September 30, 2007 as the benefit of previously announced price increases were realized. Incremental spot market prices to Brazil and Southeast Asia each increased by approximately $700 per tonne since last year’s third quarter, while China paid an additional $400 per tonne and India $355 per tonne on their contracts with Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers. In North America, realized prices of $563 per tonne were 189 percent higher than in the same quarter last year, as we continued to recognize the benefit of approximately $370 per tonne of previously announced price increases since last year’s third quarter. By the end of this year’s third quarter, we began to realize an additional $275 per tonne increase introduced September 1, 2008. Prices in the North American market were $38 per tonne, or 6 percent, lower than offshore prices. This compares to North American prices that were $29 per tonne, or 17 percent, higher than offshore prices in the third quarter of 2007. Historically, higher prices have been realized in the North American market due, in part, to prices in offshore contracts lagging behind prices in the North American spot market. Product mix is also a factor, as North American customers prefer premium priced granular product versus standard product more typically consumed in certain major offshore markets. This traditional relationship became inverted in the third quarter of this year, principally due to the proportion of tonnage destined for spot versus contract markets and the pace and timing of price increases in the offshore markets as compared to those in North America.

•	Sales volumes of 1.9 million tonnes were down 14 percent from last year’s third quarter, as potash availability was limited due to our inventories being at the lowest levels ever and decreased production at three potash mines due to a strike. All shipped volumes remained on an allocation basis. North American potash volumes were down 25 percent due to these tight supplies. Offshore shipments of 1.3 million tonnes were 8 percent lower than the same quarter last year, also because of limited supply. The pattern of this year’s offshore shipments was altered by the late contract settlement between Canpotex and China. Canpotex shipped 585,000 tonnes to China in third quarter 2008 reflecting more traditional levels but still down 5 percent from the same quarter in 2007. India continued to benefit from China’s late entry to the market, receiving 336,000 tonnes from Canpotex in the quarter, an increase of 23 percent from the same period last year. Canpotex’s third-quarter shipments to Brazil (575,000 tonnes) were up 6 percent quarter over quarter. The 448,000 tonnes sent to Southeast Asian countries in third quarter 2008 was 16 percent below last year’s third quarter, as countries in that region bought earlier in the year while China was on the sidelines.

•	Production levels were down 5 percent as shutdown weeks increased from 8 weeks in 2007 to 24 weeks in 2008 as a result of a labor dispute at three mines. Production levels did not fall further compared to last year as the timing of the strike overlapped certain regularly planned maintenance shutdowns during the quarter. The impact of a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by more than $5 per tonne on all tonnes. Higher potash royalties included in cost of goods sold resulting from higher sales prices increased costs by $14.0 million ($8 per tonne) and brine inflow management costs at New Brunswick incrementally increased total cost by $3.8 million ($2 per tonne). The costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, contributing to the negative price component of the cost of goods sold variance being higher for the offshore market than for North America.

Total potash gross margin grew each quarter in 2008 and 2007 as follows:

The $1,654.8 million total gross margin increase year over year was largely attributable to the following changes:

•	Offshore prices almost tripled over last year as per-tonne increases announced by Canpotex in the first and second quarter were realized. In North America, the announced price increases in the first quarter ($55 and $88), second quarter ($165 to $193) and third quarter ($275) took effect. Our North American realized prices were $24 per tonne, or 6 percent, lower than offshore prices. North American prices shifted from being $26 per tonne (9 percent) higher in the first quarter of 2008 to being $14 per tonne (3 percent) lower in the second quarter and $38 per tonne (6 percent) lower in the third. This compares to North American prices that were $34 per tonne, or 23 percent, higher than offshore prices in the first nine months of 2007. The shift began in second quarter 2008 as a greater percentage of spot sales were occurring in offshore markets at the same time as price escalations were moving higher.

•	Total sales volumes in 2008 were flat compared to 2007. Products were being sold on an allocation basis to all customers as high demand, supported by high commodity prices, coupled with reduced production levels as a result of the labor dispute at three facilities kept our inventories at historically low levels and led us to sell all the product we produced. In the first half of 2008, global customers acted to secure supply rather than wait for China to set the bar with its annual price contract. Brazil was Canpotex’s largest customer in 2008 taking 24 percent of Canpotex’s sales volumes or 1.9 million tonnes, while India took 1.0 million tonnes or 14 percent and China took 908,000 tonnes or 12 percent of total sales volumes. In 2007, sales to Brazil, India and China represented 21 percent, 10 percent and 26 percent of Canpotex’s total sales volumes, respectively. Although sales volumes to China were down 50 percent, volumes to India increased by 43 percent, Brazil by 25 percent and Southeast Asia by 25 percent.

•	Production levels were flat in 2008 as a 10 percent increase in the first quarter, resulting from no shutdown weeks incurred compared to two shutdown weeks in the same period in 2007, was offset by a 5 percent reduction in both the second and third quarters. In total, 26 shutdown weeks were incurred during the first nine months of 2008 compared to 18 in the first nine months of 2007. Despite an additional eight weeks of shutdown during 2008, production levels were flat as our Rocanville and Lanigan mines had higher recovery rates which offset lost production from other mines. The impact of a stronger Canadian dollar relative to the US dollar negatively impacted cost of goods sold by over $8 per tonne on all tonnes. Higher potash royalties included in cost of goods sold increased costs by $56.8 million ($8 per tonne). Period costs related to the strike resulted in a $5 per tonne increase. Higher operating costs at Esterhazy increased cost of sales by $3 per tonne and brine inflow management costs at New Brunswick incrementally increased total cost by $30.9 million ($4 per tonne). Since the costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, the negative price component of the cost of goods sold variance was higher for the offshore market than for North America.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	%Change	2008	2007	% Change	2008	2007	% Change

Sales	$838.9	$436.0	92
Freight	18.1	15.4	18
Transportation and distribution	12.9	12.9	-

Net sales	$807.9	$407.7	98

Manufactured product
Net sales
Ammonia	$344.4	$148.3	132	494	526	(6)	$697.82	$282.63	147
Urea	219.7	119.1	84	280	356	(21)	$783.79	$334.39	134
Nitrogen solutions/Nitric acid/ Ammonium nitrate	193.4	105.1	84	613	569	8	$315.46	$184.82	71

	757.5	372.5	103	1,387	1,451	(4)	$546.17	$257.01	113
Cost of goods sold	445.0	253.8	75				$320.86	$175.20	83

Gross margin	312.5	118.7	163				$225.31	$81.81	175

Other miscellaneous and purchased product
Net sales	50.4	35.2	44
Cost of goods sold	38.8	30.0	30

Gross margin	11.6	5.2	123

Gross Margin	$324.1	$123.9	162				$233.67	$85.39	174

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	%Change	2008	2007	% Change	2008	2007	% Change

Sales	$2,064.6	$1,336.8	54
Freight	46.4	40.0	16
Transportation and distribution	36.8	39.1	(6)

Net sales	$1,981.4	$1,257.7	58

Manufactured product
Net sales
Ammonia	$823.0	$504.4	63	1,400	1,622	(14)	$588.04	$311.10	89
Urea	528.5	344.9	53	907	1,008	(10)	$582.79	$342.36	70
Nitrogen solutions/Nitric acid/ Ammonium nitrate	469.7	323.9	45	1,680	1,693	(1)	$279.52	$191.34	46

	1,821.2	1,173.2	55	3,987	4,323	(8)	$456.81	$271.47	68
Cost of goods sold	1,127.0	789.0	43				$282.69	$182.60	55

Gross margin	694.2	384.2	81				$174.12	$88.87	96

Other miscellaneous and purchased product
Net sales	160.2	84.5	90
Cost of goods sold	134.9	69.3	95

Gross margin	25.3	15.2	66

Gross Margin	$719.5	$399.4	80				$180.46	$92.39	95

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Nitrogen operations contributed a record $324.1 million in the third quarter, up 162 percent from the $123.9 million in last year’s third quarter. High global energy prices and very tight world ammonia supplies (due to planned and unplanned turnarounds in various nitrogen-producing countries around the world) mitigated the traditional seasonal weakening of nitrogen markets in the third quarter. This raised segment gross margin for the first nine months of 2008 to $719.5 million, 80 percent ahead of the first nine months of 2007.

•	Average natural gas costs, including hedging gains, increased to $9.36 per MMBtu compared to $3.94 per MMBtu for the same period in 2007, and to $7.95 per MMBtu in the first nine months of 2008 from $4.26 per MMBtu for the same period in 2007. These increases were due to higher US natural gas prices and Tampa ammonia prices to which our Trinidad natural gas is primarily indexed.

•	Trinidad generated a record $175.6 million (54 percent) in third quarter gross margin, while our US operations contributed a record $148.0 million (46 percent) as we capitalized on lower US natural gas costs and optimized our mix of ammonia and downstream nitrogen products to maximize gross margin. For the first nine months of 2008, Trinidad generated $363.5 million (51 percent) of gross margin, while our US operations contributed $335.7 million (47 percent). Hedging gains on our US natural gas added $0.5 million and $20.3 million to gross margin in the third quarter and first nine months, respectively. Compared to the trailing quarter, hedging gains decreased $11.4 million due to the decline in natural gas prices relative to our position.

Nitrogen gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2008 vs. 2007				2008 vs. 2007
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in				Change in
	Sales		Cost of		Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Ammonia	$(3.1)	$203.2	$(95.9)	$104.2	$(41.0)	$387.3	$(181.5)	$164.8
Urea	(18.3)	126.4	(36.8)	71.3	(27.8)	218.0	(78.1)	112.1
Solutions, NA, AN	(2.1)	79.7	(50.0)	27.6	(5.1)	148.2	(90.3)	52.8
Hedge	-	-	(9.5)	(9.5)	-	-	(21.0)	(21.0)
Change in market mix	9.3	(9.1)	-	0.2	14.9	(14.2)	0.6	1.3

Total manufactured product	$(14.2)	$400.2	$(192.2)	193.8	$(59.0)	$739.3	$(370.3)	310.0
Other miscellaneous and purchased product				6.4				10.1

Total				$200.2				$320.1

Sales and Cost of Goods Sold

The total gross margin increase of $200.2 million quarter over quarter was primarily attributable to the following changes:

•	Ammonia prices were up by 147 percent from last year’s third quarter and 27 percent from the trailing quarter mainly because of strong demand and disruptions in the global supply of traded ammonia in major producing regions. China’s efforts to limit fertilizer exports, combined with strong agricultural demand primarily from India, contributed to realized urea prices rising 134 percent from the third quarter of 2007 and 46 percent from second-quarter 2008. The higher value of upgraded ammonia pushed nitrogen solution prices 80 percent higher than those realized in the third quarter last year and 19 percent above the trailing quarter.

•	A scheduled 28-day turnaround at our Trinidad urea plant contributed to a 21 percent reduction in urea sales volumes from last year’s third quarter. Sales volumes on ammonia were down 6 percent quarter over quarter due to reduced availability of product caused by production issues at our Trinidad operations, while nitrogen solutions sales volumes were 36 percent higher on strong demand.

•	Per-tonne cost of goods sold increased by 83 percent due to rising input costs in Trinidad and the US. Our total average natural gas cost for the third quarter, including our hedge, was 138 percent higher than in the same quarter last year. Our Trinidad gas cost is primarily indexed to Tampa ammonia prices, which ranged between $585-$931 per tonne in third quarter 2008 as compared to $295-$303 per tonne in the same quarter of 2007. Spot natural gas costs in the US rose 64 percent while gains from our US natural gas hedging activities declined $9.5 million. The price variance in ammonia was significantly higher than urea and other nitrogen products, due to a higher proportion of the costs coming from Trinidad, which not only experienced the higher cost of an extended maintenance shutdown but also experienced higher gas costs (202 percent increase) due to higher indexed prices.

Total nitrogen gross margin grew each quarter in 2008 and 2007 as follows:

Total gross margin increased $320.1 million year over year primarily as a result of the following changes:

•	Nitrogen solutions prices were 55 percent higher and contributed $88.6 million to the gross margin increase, while nitric acid and ammonium nitrate prills increased 47 percent and 22 percent, respectively, contributing $30.1 million and $22.8 million, respectively, to the gross margin increase. Prices were significantly higher in all three quarters compared to last year due to strong world demand for agricultural and industrial nitrogen, higher global natural gas costs, significant disruptions in traded global ammonia supply and a Chinese export tax.

•	Manufactured sales volumes of ammonia were 14 percent below last year as Trinidad sales were reduced by approximately 261,000 tonnes due to scheduled plant maintenance. Urea sales volumes were down 10 percent due to reduced production caused by the third quarter scheduled turnaround and weaker demand in the third quarter.

•	Manufactured cost of goods sold increased 43 percent mainly due to the 87 percent increase in average natural gas costs. Our natural gas costs in Trinidad increased 117 percent while our US natural gas spot costs increased 42 percent. Gains from our US natural gas hedging activities declined $21.0 million. Ammonia had a greater affect on the increase in cost of goods sold than urea and other nitrogen products as a higher proportion of ammonia sales are attributable to our Trinidad production (75 percent in the first nine months of 2008 and 81 percent in the first three quarters of 2007) compared to urea sales (48 percent in 2008 and 55 percent in 2007). A higher proportion of other nitrogen products sales are attributable to US production.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	%Change	2008	2007	% Change	2008	2007	% Change

Sales	$1,080.2	$431.6	150
Freight	27.3	26.9	1
Transportation and distribution	8.8	9.4	(6)

Net sales	$1,044.1	$395.3	164

Manufactured product
Net sales
Fertilizer — liquids	$335.2	$79.2	323	271	252	8	$1,238.35	$315.35	293
Fertilizer — solids	382.4	167.0	129	352	416	(15)	$1,084.98	$400.77	171
Feed	160.7	65.1	147	155	185	(16)	$1,040.00	$351.39	196
Industrial	157.7	71.4	121	191	183	4	$825.00	$391.79	111

	1,036.0	382.7	171	969	1,036	(6)	$1,069.38	$369.65	189
Cost of goods sold	531.8	255.6	108				$549.05	$246.97	122

Gross margin	504.2	127.1	297				$520.33	$122.68	324

Other miscellaneous and purchased product
Net sales	8.1	12.6	(36)
Cost of goods sold	5.1	9.8	(48)

Gross margin	3.0	2.8	7

Gross Margin	$507.2	$129.9	290				$523.43	$125.39	317

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Sales	$2,375.4	$1,147.9	107
Freight	89.2	79.8	12
Transportation and distribution	25.2	24.6	2

Net sales	$2,261.0	$1,043.5	117

Manufactured product
Net sales
Fertilizer — liquids	$558.9	$189.0	196	720	687	5	$776.74	$275.31	182
Fertilizer — solids	913.7	424.5	115	989	1,193	(17)	$923.62	$355.80	160
Feed	396.1	191.2	107	552	596	(7)	$717.95	$320.48	124
Industrial	354.1	203.3	74	549	541	1	$644.71	$375.99	71

	2,222.8	1,008.0	121	2,810	3,017	(7)	$791.11	$334.12	137
Cost of goods sold	1,228.2	725.3	69				$437.16	$240.42	82

Gross margin	994.6	282.7	252				$353.95	$93.70	278

Other miscellaneous and purchased product
Net sales	38.2	35.5	8
Cost of goods sold	28.7	27.3	5

Gross margin	9.5	8.2	16

Gross Margin	$1,004.1	$290.9	245				$357.33	$96.42	271

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Record third-quarter phosphate gross margin of $507.2 million was almost four times the $129.9 million generated in last year’s third quarter, surpassing the full-year 2007 phosphate gross margin of $432.8 million. Our phosphate gross margin grew to $1,004.1 million in the first nine months of 2008, 245 percent higher than in the first nine months of 2007.

•	Average net sales price per tonne increased 189 percent during the quarter and 137 percent during the first nine months compared to the same periods in 2007, due to strong global agricultural demand and constrained fertilizer shipments from China and rising sulfur and ammonia inputs. With an integrated supply of phosphate rock, our gross margins are less impacted by rising input costs than non-integrated phosphate producers.

•	After several quarters of a lag in pricing compared to solid fertilizers, the increasing value of phosphoric acid was reflected in higher liquid fertilizer and feed phosphate prices. This resulted in liquid fertilizers contributing $198.9 million in gross margin in third quarter 2008, while solid fertilizers contributed $183.7 million. Feed phosphate added $81.5 million and industrial products, which are sold on longer-term contracts and have not yet fully captured the benefit of higher phosphoric acid value, generated $40.2 million.

•	Overall sales volumes decreased 6 percent for the quarter and 7 percent for the first nine months due to decreased demand for solid fertilizer and feed products.

Phosphate gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2008 vs. 2007				2008 vs. 2007
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in				Change in
	Sales		Cost of		Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$3.3	$250.3	$(81.0)	$172.6	$5.5	$360.9	$(147.2)	$219.2
Fertilizer — solids	(16.7)	241.5	(103.2)	121.6	(42.0)	561.5	(191.7)	327.8
Feed	(7.0)	105.7	(31.8)	66.9	(10.2)	219.3	(70.1)	139.0
Industrial	2.5	83.0	(64.4)	21.1	3.8	147.6	(128.2)	23.2
Change in market mix	2.3	(2.3)	(5.1)	(5.1)	5.4	(5.3)	2.6	2.7

Total manufactured product	$(15.6)	$678.2	$(285.5)	377.1	$(37.5)	$1,284.0	$(534.6)	711.9
Other miscellaneous and purchased product				0.2				1.3

Total				$377.3				$713.2

Sales and Cost of Goods Sold

Quarter over quarter total gross margin increased $377.3 million, largely as a result of the following changes:

•	Liquid fertilizer prices increased to $1,238 per tonne in the third quarter or 293 percent above the same quarter last year and 82 percent higher than the trailing quarter due to increased demand and rising input costs, contributing $198.9 million to gross margin. Prices for our other phosphate products also increased significantly due to similar economic fundamentals. Prices for solid fertilizer ($1,085 per tonne) and feed ($1,040 per tonne) rose 171 percent and 196 percent, respectively, contributing $183.7 million and $81.5 million, respectively, to gross margin. Realized industrial prices of $825 per tonne rose 111 percent, trailing the pricing increases for our other products due to several contracts with pricing that will not reset until early 2009.

•	Our North American solid phosphate fertilizer sales volumes declined 38 percent, as the late spring season resulted in higher dealer inventories entering the third quarter and the fall application season was delayed by the late harvest. Accordingly, we directed more phosphoric acid to higher-netback and higher-demand liquid fertilizers in North America, increasing sales volumes for this product 16 percent quarter over quarter. Total feed phosphate sales volumes declined 16 percent as a result of weakening economics for US beef, pork and poultry producers in the US and lower offshore demand. Industrial sales volumes remained strong, up 4 percent over the same quarter last year and 15 percent higher than the trailing quarter.

•	Per-tonne cost of goods sold increased 122 percent mainly due to sulfur costs which increased 577 percent and impacted the change in gross margin by $219.5 million, while a 94 percent increase in ammonia prices further negatively impacted the gross margin change (particularly, solid fertilizers) by $24.5 million. Temporary mill issues at Aurora and continued low mine recovery rates at White Springs caused phosphate rock costs to increase 24 percent. The industrial products proportion of costs of goods sold is higher than its proportion of tonnes sold due to the use of purchased rock used at Geismar which costs more than mined rock used at Aurora. In addition, a planned turnaround at Geismar (where primarily all product is sold for industrial uses) resulted in a higher proportion of fixed costs being allocated to industrial products.

Total phosphate gross margin grew each quarter in 2008 and 2007 as follows:

The year over year total gross margin increase of $713.2 million was primarily attributable to the following changes:

•	All major phosphate product prices increased due to escalated demand, higher input costs and a Chinese export tax throughout the first nine months of 2008.

•	Solid phosphate fertilizer sales volumes were 17 percent below those in last year’s first nine months largely as a result of the delayed spring season and our switch in focus to higher-margin liquid fertilizer. Liquid fertilizer sales volumes increased 5 percent due to increased demand in the US. Feed product sales volumes declined 7 percent due to increased sales prices and weak economics for beef, pork and poultry.

•	The increase in cost of goods sold was impacted by higher input costs. In particular, a 347 percent increase in sulfur cost reduced gross margin by $392.0 million, and ammonia prices that were 59 percent higher reduced gross margin (particularly solid fertilizers) by a further $46.4 million. Temporary mill issues encountered at Aurora and low mine recovery rates at White Springs increased costs further.

Expenses and Other Income

	Three Months Ended September 30				Nine Months Ended September 30

			Dollar	%			Dollar	%
Dollars (millions)	2008	2007	Change	Change	2008	2007	Change	Change

Selling and administrative	$31.7	$43.9	(12.2)	$(28)	$158.6	$158.0	$0.6	-
Provincial mining and other taxes	172.0	28.2	143.8	510	434.4	95.3	339.1	356
Foreign exchange (gain) loss	(37.4)	25.9	(63.3)	n/m	(63.2)	67.4	(130.6)	n/m
Other income	140.0	29.1	110.9	381	255.2	111.3	143.9	129
Interest expense	15.3	12.7	2.6	20	42.2	59.0	(16.8)	(28)
Income taxes	463.3	150.4	312.9	208	1,010.3	351.0	659.3	188

n/m = not meaningful

Selling and administrative expenses decreased quarter over quarter due to the impact of a decline in the price of our common shares on the valuation of deferred share units. Selling and administrative expenses during the first nine months of 2008 were flat year over year as a decrease in the value of deferred share units was offset by higher consulting costs associated with improving the logistics of our transportation and distribution system and increased legal expenses.

Provincial mining and other taxes increased principally due to higher potash prices impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profit tax component was over nine times more in the third quarter of 2008 and six times more in the first nine months of 2008 than the same periods in 2007, largely because Saskatchewan-produced potash gross margin increased 268 percent and 235 percent, respectively. Corporate capital tax expense more than doubled quarter over quarter and year over year with higher potash sales revenues, though the effect was partially offset by changes enacted by the Province of Saskatchewan in 2006 to reduce the capital tax resource surcharge from 3.6 percent to 3 percent over three years, with a 0.3 percentage point reduction effective July 1, 2006, a 0.2 percentage point reduction effective July 1, 2007 and a 0.1 percentage point reduction effective July 1, 2008.

The impact of a weaker Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Consolidated Statement of Financial Position, partially offset by losses realized on treasury activity, contributed to a foreign exchange gain of $37.4 million during the third quarter and $63.2 million during the first nine months of 2008. In comparison, the Canadian dollar strengthened relative to the US dollar in the third quarter and first nine months of 2007.

Other income increased $110.9 million (almost five-fold) quarter over quarter and $143.9 million (more than double) year over year. Our share of earnings from equity investments in APC and SQM increased $93.9 million in the third quarter of 2008 and $134.8 million in the first nine months as a result of the same global conditions that drove our positive performance. This increase was supplemented during the first nine months of 2008 by a $25.3 million gain recognized in the first quarter resulting from the change in fair value of the company’s forward purchase contract to acquire additional shares of Sinofert. However, a $71.3 million provision for other-than-temporary impairment of auction rate securities recorded in other income in the first nine months of 2008 (of which $27.5 million was recognized during the third quarter) partially offset the increases. These provisions were in addition to $26.5 million taken in the fourth quarter of 2007.

The interest expense category increased $2.6 million compared to the third quarter of 2007 and declined $16.8 million compared to the first nine months. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended September 30				Nine Months Ended September 30

				%				%
Dollars (millions) — Except percentage amounts	2008	2007	Change	Change	2008	2007	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$1,358.3	$1,423.8	$(65.5)	(4.6)	$1,358.4	$1,617.3	$(258.9)	(16)
Weighted average interest rate	6.5%	6.5%	-	-	6.5%	6.6%	(0.1)%	(2)
Short-term debt obligations
Weighted average outstanding	$672.4	$87.5	$584.9	668	$389.1	$97.2	$291.9	300
Weighted average interest rate	2.8%	5.5%	(2.7)%	(49)	2.9%	5.5%	(2.6)%	(47)

The lower average balance of long-term debt obligations outstanding in the third quarter and first nine months of 2008 compared to the same periods in 2007 (when the overlap of $500.0 million of notes issued in December 2006, prior to the repayment of $400.0 million of notes in June 2007, increased the average outstanding balance) led interest expense on long-term debt to decline $0.5 million and $15.1 million, respectively. The effect of higher capitalized interest during 2008 reduced the balance by a further $7.5 million in the third quarter and $17.6 million in the first nine months. The company used cash on hand and its short-term debt facilities to repurchase common shares throughout the third quarter and first nine months of 2008 causing cash to decrease and weighted average outstanding short-term debt to increase from December 31, 2007. Consequently, interest expense on short-term debt increased $8.8 million during the quarter and $9.3 million for the nine months ended September 30, 2008 while interest income on invested cash declined $1.8 million and $6.6 million in the same periods, respectively.

The company’s consolidated reported income tax rate for the three months ended September 30, 2008 was 27 percent (2007 — 38 percent) and for the nine months ended September 30, 2008 was 27 percent (2007 — 33 percent). For the three and nine months ended September 30, 2008, the consolidated effective income tax rate was 29 percent (2007 — 33 percent). Items to note include the following:

•	A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. In addition, there was an increase in permanent deductions in the US.

•	In the third quarter of 2008, a current income tax recovery of $29.1 million was recorded that related to an increase in permanent deductions in the US from prior years. This is in addition to the future income tax recovery of $42.0 million that was recorded in the first quarter of 2008.

•	Future income tax assets were written down by $11.0 million during the second quarter of 2008.

•	The $25.3 million gain recognized in first-quarter 2008 as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

For the first nine months of 2008, 90 percent of the effective income tax rate pertained to current income taxes and 10 percent related to future income taxes (exclusive of the income tax recoveries and other discrete items). The increase in the current income tax provision from 65 percent in the same period last year was largely due to the increase in nitrogen and phosphate operating income in the US, a jurisdiction where, as of December 31, 2006, we had federal income tax loss carryforwards of approximately $372.3 million that were available to offset this income; this total was reduced to nil as of December 31, 2007.

Current Market Conditions

The recent global financial crisis has tightened liquidity in the financial markets and has damaged investor confidence in global equity markets, leading to significant declines in global market indices and negatively impacting the value of publicly-traded securities of many companies. The company has evaluated and summarized selected aspects of the company’s business and financial condition that could be affected by these macro-economic conditions as they currently exist.

The company has had record cash flows from operations as a result of strong earnings and expects to be able to complete previously announced expansion plans, manage the share repurchase program and sustain sufficient cash resources for current requirements. Although the commercial paper market has had some constraints, liquidity in the market has improved. The company’s liquidity position remains strong and the short-term need for additional debt financing is expected to be limited given the strength of the company’s financial position and cash flows. The company continues to have access to debt financing under existing bank credit facilities. The current ratings on the company’s long-term debt are Baa1 with a stable outlook from Moody’s and A- with a stable outlook from Standard & Poor’s.

While market values of our intercorporate investments in other publicly traded companies have decreased from previous highs during the year, the market values continue to exceed cost and these investments have continued to generate earnings and/or dividends to the company, as applicable. As discussed above, our investments in auction rate securities continue to remain illiquid.

The decline in plan asset valuations in the company’s defined benefit pension plans may require future increases in additional contributions from the company, if current market conditions persist and there are no offsetting reductions to rates used to discount benefit obligations. Future contribution expectations will be determined when actuarial valuations are complete as at December 31, 2008, however, the company does not expect an adverse effect on future cash flows if contributions in excess of previous estimates are determined to be necessary.

The company evaluates the creditworthiness of its major customers on an ongoing basis and there were no significant changes to such customers’ ability to pay for product orders during the third quarter. The company will continue to manage the credit risk relating to its trade receivables through its credit management program and customers that fail to meet specified benchmark credit standards may be required to transact with the company on a prepayment basis.

The carrying values of our inventories were considered in the context of our accounting policy to record inventories at the lower of average cost and market. No impairments were recorded as of September 30, 2008.

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

Contractual Obligations and Other Commitments

	September 30, 2008
Dollars (millions)	Payments Due By Period

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$1,358.3	$0.2	$602.2	$255.9	$500.0
Estimated interest payments on long-term debt obligations	1,073.2	96.4	192.7	90.6	693.5
Operating leases	696.5	102.5	171.8	146.0	276.2
Purchase obligations(1)	833.8	184.0	244.6	149.1	256.1
Other commitments	68.5	23.0	22.1	6.6	16.8
Other long-term liabilities	1,296.3	113.4	82.6	51.9	1,048.4

Total	$5,326.6	$519.5	$1,316.0	$700.1	$2,791.0

(1)	Sulfur purchase obligations have been priced using expected prices as at November 5, 2008.

Long-term Debt

Long-term debt consists of $1,350.0 million of senior notes issued under US shelf registration statements, a net of $5.9 million under back-to-back loan arrangements (described in Note 13 to the consolidated financial statements in our 2007 financial review annual report) and other commitments of $2.4 million payable over the next 5 years.

The senior notes represent more than 99 percent of our total long-term debt obligations portfolio and are unsecured. Of the $1,350.0 million senior notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. There are no sinking fund requirements. The senior notes are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at September 30, 2008. Under certain conditions related to change in control, the company is required to make an offer to purchase all, or any part, of the senior notes due 2036 at 101 percent of the principal amount of the senior notes repurchased, plus accrued interest.

The estimated interest payments on long-term debt obligations in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at September 30, 2008.

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

Purchase Obligations

We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid. These agreements provide for minimum purchase quantities and certain prices are based on market rates at the time of delivery. The commitments included in the table above are based on current contract prices.

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

Capital Expenditures

During 2008, we expect to incur capital expenditures, including capitalized interest, of approximately $905 million for opportunity capital, approximately $265 million to sustain operations at existing levels and approximately $15 million for site improvements.

The most significant project on which funds will be spent in 2008 relates to a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 2.2 million tonnes from 2006 levels, increasing capacity there to 3.0 million tonnes including 750,000 tonnes of new compaction capacity. The project is comprised of an initial project on which work began in May 2007, plus an increase in the scope announced in July 2008. The initial project, which is a 1.2-million-tonne-per-year debottlenecking and expansion project initiated in 2007, is scheduled for completion by July 2010. The additional project announced in July 2008 will add 1 million tonnes with construction and ramp-up of the project completed by the end of 2012. The initial project is expected to cost approximately Cdn $892 million, plus capitalized interest and the additional work has an estimated cost of Cdn $220 million. We expect to spend Cdn $240 million, plus capitalized interest, on these projects in 2008.

We expect to spend Cdn $152 million, plus capitalized interest, in 2008 on our 2-million-tonne-per-year potash mine and expanded milling operations in New Brunswick. The four-year construction project has an estimated cost of Cdn $1,660 million, plus capitalized interest, which includes Cdn $100 million for additional upgraded granular production capability. Construction of the mill expansion is expected to be complete at the end of the fourth quarter of 2011.

Construction on the project at our Lanigan, Saskatchewan operation which brought back idled potash capacity of 1.5 million tonnes, including the mill refurbishment and expansion of surface, hoisting and underground facilities, was substantially completed at the end of the second quarter of 2008. During 2008, Cdn $103 million, plus capitalized interest, will be spent on this project.

Our project to bring back 360,000 tonnes of previously idled potash capacity at our Patience Lake, Saskatchewan solution mine will complete main construction by the end of 2008, allowing full capacity in 2009. Approximately Cdn $106 million, plus capitalized interest, will be invested in the Patience Lake construction for 22 additional injection wells, an additional recovery well plus the necessary pumping and piping systems along with minor mill modifications. Cdn $63 million of the Cdn $106 million is expected to be spent in 2008 at Patience Lake.

Approximately Cdn $65 million, plus capitalized interest, will be spent on expanding the loadout capacity at our Allan, Saskatchewan site so that delivery efficiency can be increased, of which Cdn $60 million is expected to be spent in 2008.

At our Rocanville, Saskatchewan plant we announced a project in 2007 that will bring over 2.0 million tonnes of additional capacity to the plant. The project, which requires a new mine shaft and extensive expansion to the existing mill site, will take five years to complete. In July 2008, we announced an increase in scope of this project such that an additional 700,000 tonnes of capacity expansion will be incorporated into the 2-million-tonne mine and mill project. With an additional investment of Cdn $1.0 billion, the project now is expected to add a total of 2.7 million tonnes at a cost of Cdn $2.8 billion and raise the facility’s annual capacity to 5.7 million tonnes. Construction is scheduled for completion at the end of 2012 with ramp-up over the following two years. Expected expenditures in 2008 are modest at Cdn $45 million.

In addition to the debottlenecking and expansion projects announced at Cory and Rocanville in July 2008, we also announced a debottlenecking project at our Allan, Saskatchewan operation which will add 1.0 million tonnes of annual production capability and raise its annual capacity to 3.0 million tonnes per year. Construction and ramp-up are scheduled for completion by the end of 2012. This project, which follows a 400,000-tonne expansion completed in 2007, has an estimated cost of Cdn $350 million, plus capitalized interest, of which Cdn $10 million is expected to be spent in 2008.

In the phosphate division, we began construction of a new sulfuric acid plant at our Aurora, North Carolina facility in 2007. The total cost of this project is approximately $260 million, plus capitalized interest, with $24 million of this spent in 2007 and $93 million projected to be spent in 2008. The project is scheduled to be completed in the fourth quarter of 2009.

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

$84.2 million. All investments were rated AAA when acquired. Investments ratings now are, and have been in prior comparative periods, as follows:

November 5, 2008			August 6, 2008		May 9, 2008		February 28, 2008

Face	Credit	Credit	Credit	Credit	Credit	Credit	Credit	Credit
Value	Rating,	Rating,	Rating,	Rating,	Rating,	Rating,	Rating,	Rating,
(Millions)	Agency 1	Agency 2	Agency 1	Agency 2	Agency 1	Agency 2	Agency 1	Agency 2

$ 5.0	Aaa	AAA	Aaa	AAA	Aaa	AAA	Aaa	AAA
20.0	AAA	A	AAA	AAA, C/W	Aaa	AAA	Aaa	AAA
28.3	AAA	BBB	AAA	A	Aaa	AAA	Aaa	AAA
25.0	Caa3, C/W	CC	Ba1, C/W	BBB	A3, C/W	B	Aaa, C/W	AAA, C/W
34.4	B2, C/W	AAA, C/W	B2, C/W	AAA	Aaa, C/W	AAA	Aaa	AAA
19.8	Ca	CC	Ca	B, C/W	Baa3	B	Baa3	AAA, C/W
C/W = on Credit Watch with negative implications

As of September 30, 2008, the balance recorded in investments related to these auction rate securities was $34.7 million (face value $132.5 million), resulting in a loss of $97.8 million reflected, in part, in the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. The impairment represents the company’s estimate of diminution in value as of September 30, 2008 resulting from the current lack of liquidity for these investments and the challenging sub-prime mortgage and housing markets at period-end, which create uncertainty as to the ultimate recoverability. The entire decline in value was considered other-than-temporary. We have commenced an arbitration proceeding against the investment firm that purchased the securities for our account without our authorization, and we intend to pursue our claim vigorously.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30

			$	%			$	%
Dollars (millions)	2008	2007	Change	Change	2008	2007	Change	Change

Cash provided by operating activities	$913.0	$311.6	$601.4	193	$2,249.9	$1,157.3	$1,092.6	94
Cash (used in) investing activities	(394.9)	(296.6)	(98.3)	33	(1,092.3)	(530.8)	(561.5)	106
Cash (used in) financing activities	(288.5)	(22.2)	(266.3)	n/m	(1,377.6)	(509.7)	(867.9)	170
n/m = not meaningful

The following table presents summarized working capital information as at September 30, 2008 compared to December 31, 2007:

	September 30,	December 31,
Dollars (millions) — except ratio amounts	2008	2007	Change	% Change

Current assets	$2,690.2	$1,811.3	$878.9	49
Current liabilities	$(3,144.8)	$(1,001.9)	$(2,142.9)	214
Working capital	$(454.6)	$809.4	$(1,264.0)	n/m
Current ratio	0.86	1.81	(0.95)	(52)
n/m = not meaningful

Working capital is negative primarily due to the use of short-term debt to repurchase common shares under our normal course issuer bid through the first nine months of 2008. Liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our lines of credit, draw-downs under our syndicated credit facilities and long-term debt issued under our US shelf registration statements. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities, and the repurchase of common shares.

Cash provided by operating activities increased $601.4 million quarter over quarter, largely attributable to the $993.0 million increase in net income. Cash flow from working capital changes declined $312.6 million from third-quarter 2007, with the largest reductions coming from the higher balance of accounts receivable this year due to price and timing of the higher sales during the quarter (reducing cash flow from working capital changes compared to last year by $181.7 million) and the higher balance of inventories driven by increased input costs (reducing cash flow from working capital changes by $166.7 million versus last year). Year over year, cash provided by operating activities was up $1,092.6 million. The $1,980.4 million increase in net income was offset in part by a $745.6 million reduction in cash flow from working capital changes. The higher balance of accounts receivable and inventories at the end of September 2008 compared to December 2007 reduced cash flow from working capital changes by $776.8 million and $360.5 million, respectively. During the same nine months in 2007, the increase in accounts receivable used $139.9 million while lower inventories added $51.6 million to operating cash flows. Offsetting these outflows was cash inflow from the change in accounts payable and accrued charges, which increased cash flow from changes in non-cash operating working capital by $338.8 million compared to the first nine months of 2007. Accounts payable and accrued charges increased during the first nine months of 2008 with higher income taxes payable, higher sulfur input costs (offset by lower natural gas costs) and payables associated with the potash expansion project activity that was underway. In the first nine months of 2007, accounts payable and accrued charges were up less in each of these areas.

Cash used in investing activities increased $98.3 million quarter over quarter and $561.5 million year over year. The most significant cash outlays during the first nine months of 2008 and 2007 included:

•	During the first three months of 2008, $173.7 million was paid to settle the company’s forward purchase contract for shares of Sinofert. During the first nine months of 2008, the company purchased an additional 191,620,000 shares in Sinofert for a total cost of $145.3 million. Net of the ownership interest dilution that resulted from the issuance of shares of Sinofert, the acquisitions increased the company’s ownership interest in Sinofert to approximately 22 percent. During the first three months of 2007, $9.7 million was paid to settle outstanding amounts related to the December 2006 purchase of additional shares in SQM. During the third quarter of 2007, the company purchased an additional 1,011,062 shares of SQM for cash consideration of $16.8 million.

•	Our spending on property, plant and equipment was $336.2 million in the third quarter of 2008 and $770.6 million in the first nine months of 2008, an increase of $191.1 million and $389.0 million compared to the same periods in 2007, respectively. Approximately 75 percent (2007 — 64 percent) of our consolidated capital expenditures for the third quarter related to the potash segment and 71 percent (2007 — 59 percent) related to the potash segment in the first nine months of 2008.

Cash used in financing activities rose $266.3 million during the third quarter and $867.9 million during the first nine months of 2008 compared to the corresponding periods in 2007. During the third quarter and the first nine months of 2008, we paid $1,005.8 million and $2,902.9 million, respectively, to settle repurchases of common shares under our normal course issuer bid. Offsetting this outflow were proceeds from short-term debt obligations that were $743.9 million in the third quarter and $1,586.3 million in the first nine months, compared to $5.5 million of short-term debt proceeds received in the third quarter of 2007 and $65.8 million of short-term debt being repaid during the first nine months of 2007. During the first nine months of 2007, we repaid $400.0 million of senior notes that matured in June.

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2008, exclusive of any possible acquisitions, as was the case in 2007. With the exception of current constraints in the commercial paper market at this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Principal Debt Instruments

	September 30, 2008

	Total	Amount		Amount		Amount
Dollars (millions)	Amount	Outstanding		Committed		Available

Syndicated credit facilities	$1,750.0	$1,100.0		$576.5	(1)	$73.5
Line of credit	75.0	-		23.2		51.8
Commercial paper	750.0	576.5	(1)	100.0	(2)	73.5	(2)
US shelf registrations	4,000.0	1,350.0		-		2,250.0	(3)

(1)	Per the terms of the agreement, the commercial paper outstanding or committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	The amount available under the commercial paper program is limited to the availability of backup funds under the syndicated credit facilities. While $73.5 million of commercial paper was available under the terms of the commercial paper program, due to market conditions at September 30, 2008 the ability to issue commercial paper in the marketplace was limited. As of November 5, 2008, liquidity conditions in the commercial paper market have improved.

(3)	$400.0 million of senior notes issued under one of the company’s US shelf registration statements were repaid in full at maturity; no additional amount is available in respect of the principal of these senior notes.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and fixed rates on our long-term debt. As of September 30, 2008, interest rates ranged from 3.3 percent to 3.9 percent on outstanding commercial paper denominated in Canadian dollars and 2.5 percent to 4.4 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 2.9 percent to 5.5 percent.

Although the commercial paper market has had constraints, the company continues to have access to debt financing under existing bank credit facilities. We have two syndicated credit facilities that provide for unsecured advances. The first is a $750.0 million facility that is available through May 31, 2013. The second is a $750.0 million 364-day facility entered into during May 2008 and amended, as of July 29, 2008, to increase the facility to $1,000.0 million. The amount available to us is the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. We also have a $75.0 million line of credit that is effective through May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. The line of credit and both syndicated credit facilities have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facilities and line of credit require a debt-to-capital ratio of less than or equal to 0.60:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses, and unrealized gains and losses in respect of hedging instruments) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $650.0 million. The syndicated credit facilities and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of Cdn $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the debt owing under the syndicated credit facilities and line of credit, and termination of lenders’ further funding obligations under the syndicated credit facilities and line of credit. We were in compliance with all covenants as at September 30, 2008.

Commercial paper is normally a source of same day cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2007 at Baa1 with a stable outlook. Our investment grade rating as measured by Standard & Poor’s senior debt ratings was upgraded in August 2008 from BBB+ with a positive outlook to A- with a stable outlook.

We also have US shelf registration statements under which we may issue up to an additional $2,250.0 million in senior notes or other debt securities.

For the first nine months of 2008 our weighted average cost of capital was approximately 12.46 percent (2007 — 10.08 percent), of which 96 percent represented equity (2007 — 95 percent).

Outstanding Share Data

The company had 301,850,331 common shares issued and outstanding at September 30, 2008 compared to 316,411,209 common shares issued and outstanding at December 31, 2007. During the third quarter of 2008, the company issued 217,844 common shares pursuant to the exercise of stock options and our dividend reinvestment plan (1,259,122 common shares during the first nine months of 2008) and repurchased 4,964,500 common shares under our normal course issuer bid (15,820,000 common shares during the first nine months of 2008). At September 30, 2008, there were 13,231,206 options to purchase common shares outstanding under the company’s six stock option plans, as compared to 14,006,984 at December 31, 2007 under five stock option plans.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) — except	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
per-share amounts	2008	2008	2008	2007	2007	2007	2007	2006
Sales	$3,064.3	$2,621.0	$1,890.6	$1,431.4	$1,295.0	$1,353.1	$1,154.7	$1,022.9

Gross margin	1,741.0	1,437.3	856.0	535.0	475.1	501.4	369.7	299.3

Net income	1,236.1	905.1	566.0	376.8	243.1	285.7	198.0	186.0

Net income per share — basic	4.07	2.91	1.79	1.19	0.77	0.91	0.63	0.59

Net income per share — diluted	3.93	2.82	1.74	1.16	0.75	0.88	0.62	0.58

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2008 were $663.5 million (2007 — $206.0 million). For the first nine months of 2008, these sales were $1,639.8 million (2007 — $565.7 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2007 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2008.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2008, and Notes 1 and 17 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

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

In June 2008, the Canadian Securities Administrators (“CSA”) published a staff notice that stated it is prepared to recommend exemptive relief on a case by case basis to permit a domestic Canadian issuer to prepare its financial statements in accordance with IFRSs for a financial period beginning before January 1, 2011. The US Securities and Exchange Commission (“SEC”) issued a final rule in January 2008 that would allow some foreign private issuers to use IFRSs, without reconciliation to US GAAP, effective for certain 2007 financial statements. In August 2008, the SEC also announced that it would seek public comments on a release that will include both a proposed roadmap for the potential mandatory adoption of IFRS by issuers in the US and a proposed rule that would allow the optional use of IFRS by certain qualifying domestic issuers. Provided it is appropriate to do so, we anticipate adopting IFRSs earlier than the CICA’s mandatory adoption deadline of January 1, 2011.

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

Share-Based Payments

IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair values of the awards. Canadian GAAP on the other hand requires that such payments be measured based on intrinsic values of the awards. This difference is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans such as its performance unit incentive plan.

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

Other differences between IFRSs and Canadian GAAP exist in relation to the measurement of provisions, such as the methodology for determining the best estimate where there is a range of equally possible outcomes (IFRSs uses the mid-point of the range, whereas Canadian GAAP uses the low-end of the range), and the requirement under IFRSs for provisions to be discounted where material.

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

The risks of greatest potential impact to potash reported in the 2007 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers and undertaking sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan this also includes ground penetrating radar development and the installation of a mining machine canopy.

Similar risks of cyclicality and market imbalance exist in nitrogen and phosphate, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, and employing natural gas price risk hedging strategies where appropriate.

The recent global financial crisis has resulted in greater uncertainty regarding the timely ability and cost to borrow money for most companies. It has also led to significant declines in global equity markets, particularly affecting share prices of companies in commodity-related businesses and industries.

The effects of the financial crisis on our business are mitigated by the strength of our debt-to-equity ratio and cash flows. We believe our financial position and cash flows will enable us to fund our continuing operations and pursue long-term opportunities to grow our business despite any current limitations on access to the capital markets. We continue to run our business with a long term view and believe the strong fundamentals of our business provide opportunities to continue to enhance shareholder value.

OUTLOOK

While the rapid decline in investor confidence in global equity, debt and commodity markets has shifted political and public attention to issues of finance, it does not change the sound and solidly entrenched long-term fundamentals that underpin anticipated growth in the fertilizer industry. Although all sectors, including agriculture, have been impacted by the response to the accelerating global financial crisis and increased selling of liquid assets to attain and hold cash, the most basic drivers of our business remain intact. The growing world needs to produce more food and, to do that, it requires more fertilizer.

Global population is approximately 6.7 billion people and grows by an estimated 80 million each year. Research has estimated that approximately 40 percent of the world’s food could not be produced without the use of fertilizer, so the importance and value of our products increase on a continuing basis. Regardless of economic conditions, world grain consumption rarely declines and has, in fact, increased in 40 of the past 48 years. The most significant drop over this time was 3.7 percent during a year that saw a corresponding 4.6 percent drop in global grain production. In the remaining cases, grain consumption declined less than 1 percent and was typically caused by weather-related production issues constraining grain supplies.

With more people to feed and higher demand for protein from meat sources, which requires even more grain, the world’s farmers are challenged to improve crop yields and maximize production. Grain consumption remains at an all-time high and, despite record crops, global grain stocks-to-use levels are near historic lows. Despite these conditions, the impact of traders selling off crop futures contracts and lowering prices for financial rather than fundamental reasons could impact crop production patterns in the short term. If the world’s farmers choose to cut back on acreage or reduce crop inputs due to current economic uncertainty, we expect this would put substantial pressure on the already-tight global grain supplies and ultimately lead to much higher crop prices. Additionally, this year’s record world production drew an unprecedented amount of crop nutrients from the soil, creating an even greater need for fertilizer to protect and restore soil fertility. Our industry has witnessed many periods of temporary cash conservation in the past, where buyers deferred purchasing inputs and worked from inventories or mined residual nutrients in the soil. As this happens, the need to replace crop nutrient inventories grows, leading to tightened supply/demand fundamentals for fertilizers.

In the interim, potash supply is inherently tight, with limited productive capability supplying the needs of farmers in every country of the world. We expect that the industry will be challenged to meet demand in coming years. Potash production faces a number of constraints and even the most optimistic prospect of significant new greenfield production is at least five to seven years away.

Among the major potash markets, US farmers have enjoyed record farm income in four of the past six years and are operating with very strong balance sheets, averaging a debt-to-equity ratio of 11 percent. Their lenders are typically government-sponsored farm credit agencies or regional banks that understand farmers are among the lowest credit risk of any borrowers in the current environment. After receiving potash on an allocation basis for the past 18 months and functioning on available supply while growing record crops, potassium levels in US farmers’ soils have been reduced and must be restored to protect future fertility. This minimizes the downside risk for potash in North America and, given the late fall season and an expected rebound in crop prices, we anticipate that US demand will be strong in the coming spring season.

In China, the late settlement of 2008 potash contracts and increased demand from other major buying regions reduced imports by more than 3 million tonnes from 2007 levels. Seaborne shipments did not arrive until long after the spring application season, constraining field-level supplies and lowering potash consumption. After higher crop production this year removed large amounts of nutrients from soils, China will need to increase potash applications to restore low soil nutrient levels. Canpotex’s sales to China have not been impacted by the current global financial crisis and we expect Chinese buyers to settle 2009 contracts by the first quarter, with a provision for higher volumes than 2008 to ensure the replenishment of potassium for sufficient grain production next year. The financial crisis has reduced concerns about rapid inflation slowing China’s powerful economy. As has been demonstrated over the past two decades and discussed publicly again by its government officials recently, China continues to emphasize strong industrial and agricultural growth, which gives more people the desire and income necessary to purchase more readily available and nutritious food.

In India, soils are short of all nutrients, particularly potassium, and the historical under-application of potash relative to nitrogen and phosphate is severely limiting yield growth for crops in that country. India’s government is focused on improving yields and we expect solid potash demand growth again there in 2009.

Although Brazil has a great need for potassium in its soil, of all major potash markets its economy has experienced the most sensitivity to global credit issues. Now, as Brazil heads into its primary planting season, it will likely be impacted by the unfortunate timing of negative investor response to this crisis and the resulting decline in crop prices. We believe that crop prices are likely to rebound by harvest time, and that the Brazilian farmer will do well. However, in the current environment, caution may be exercised. This could mean a reduction of Brazil’s potash applications this fall and higher carryover of potash inventories into 2009. This could lower Brazil’s potash imports by as much as 300,000-500,000 tonnes next year as compared to 2008. However, in October, the Brazilian government stepped in to provide more than 10 billion reais (approximately US $5 billion) to Brazilian banks to provide credit for farmers to purchase crop inputs. With rising global consumption of soybeans and corn, the world needs Brazil to increase its crop production. Higher long-term crop prices are required to encourage Brazil to expand its acreage and increase fertilizer consumption to meet this demand.

While much of the attention is focused on other countries, Russia’s agricultural industry is also enjoying a quiet yet rapid resurgence that we expect will have far-reaching effects. The Russian government has indicated it will require its domestic fertilizer producers to direct significant volumes of nitrogen, phosphate and potash to its own farmers. This could remove several hundred thousand tonnes of potash from an already tight international market next year.

In the fourth quarter, we expect previously announced potash price increases to take hold and raise our total realized price by approximately $100 per tonne. Looking ahead, limited new potash capacity is scheduled to come on stream in 2009, even as producers are reporting record-low inventories. With global sales growth estimates ranging from a scenario of flat to a 5-percent increase, we expect potash fundamentals to remain tight. In the event of temporary demand weakness in this current economic environment, we will follow our long-held practice of matching our production to meet market demand, reducing volatility in our financial performance. This could also significantly minimize the downside of production lost during ongoing strikes at our Allan, Cory and Patience Lake potash operations. We expect our full-year 2008 potash gross margin to exceed the 2007 level by approximately 250 percent.

Longer-term, over the next five to seven years we expect demand growth to meet or exceed the availability of new supply. We continue to move forward on announced potash debottlenecking and expansion projects that will raise our operating capability from approximately 10 million tonnes to 18 million tonnes over this time frame.

Among the other nutrients, the fundamentals for nitrogen products face the greatest immediate-term challenge from temporary deferrals of purchases. With major buyers waiting on the sidelines due to delayed application seasons in key areas and lack of confidence from the global financial crisis, urea prices have dropped dramatically. Ammonia prices achieved record levels in September/October, but have come under pressure in the fourth quarter. Due to these falling prices, we now expect 2008 nitrogen gross margin to be lower than our previous forecast but still exceed 2007 by approximately 60 percent.

Rapidly falling international sulfur costs, which have dropped from a high of approximately $800 per tonne to well below $200 per tonne, are putting downward pressure on phosphate prices. However, we expect minimal impact on phosphate profitability as raw material costs and ocean freight rates decline. Additionally, announced production cutbacks in the phosphate industry should minimize the effect of the current market situation on phosphate gross margins. As a result, 2008 phosphate segment gross margin is now expected to be higher than previously forecasted, exceeding 2007 by over 250 percent.

Our 2008 capital expenditures, excluding capitalized interest, are expected to be approximately $1.2 billion, of which $260 million will relate to sustaining capital. Our consolidated reported income tax rate for the year is anticipated to be 27 percent. Due to higher expected potash prices and margins, provincial mining taxes are forecast to be 19 percent of total potash gross margin for the year, but could land within a range of 17-19 percent depending on potash price realizations, the Canadian/US exchange rate, and the timing and amount of capital spending on potash projects in Saskatchewan.

In the $12.00-$13.00 per share guidance range we previously provided for 2008, the low end of that range fully considered the risk of a lengthy strike at our three affected potash sites. Now, the global financial crisis is creating short-term uncertainty, while falling fourth-quarter nitrogen prices are expected to be offset somewhat by improving margins in our phosphate segment as raw material costs drop precipitously. Using a locked in Canadian/US dollar exchange rate of $1.10, we expect 2008 net income per share to be at the low end of our previously provided guidance range, with a possible variance of 2 percent in either direction.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after September 30, 2008, are forward-looking statements. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; the current global financial crisis and changes in credit markets; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns, including work stoppages at our Allan, Cory and Patience Lake facilities; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2007 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Antitrust

Between September 11 and October 2, 2008, the Company and PCS Sales (USA) Inc., were named as defendants in three very similar antitrust complaints filed in federal courts. Two of the cases were filed in Chicago and one in Minneapolis. Other potash producers are also defendants in these cases. The complaints allege conspiracy to fix potash prices, to divide markets, to restrict supply and fraudulently to conceal the conspiracy, all in violation of Section 1 of the Sherman Act. The complaints were filed by plaintiffs claiming to have purchased potash directly from at least one of the defendants during the period between July 1, 2003, and the present. All three plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. Each of these complaints seeks unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre-and post-judgment interest.

In addition to the three direct purchaser cases, plaintiffs claiming to be indirect purchasers of potash filed three other complaints against the Company and PCS Sales (USA) Inc., in federal court in Chicago on September 15, 2008. Many of the allegations of these complaints are comparable to those in the direct purchaser actions and the named defendants are the same in all six cases. Each of the indirect purchaser complaints were filed on behalf of a proposed class of indirect purchasers of potash in various states and the District of Columbia that, according to the complaints, permit indirect purchasers to pursue state antitrust law claims. These complaints seek damages for unjust enrichment, treble damages where allowed, costs, fees and pre-and post-judgment interest. One indirect purchaser complaint includes both state antitrust law claims and deceptive practices claims under state consumer protection statutes, unjust enrichment claims and common law restraint of trade claims.

The Company and PCS Sales (USA) believe each of these six private antitrust law lawsuits is without merit and intend to defend them vigorously.

ITEM 2.	ISSUER PURCHASE OF EQUITY SECURITIES

The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2008:

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share(1)	Programs(2,3)	the Programs(3)

July 1, 2008 — July 31, 2008	1,683,100	$201.66	12,538,600	3,281,400
August 1, 2008 — August 31, 2008	2,109,000	$175.00	14,647,600	1,172,400
September 1, 2008 — September 30, 2008	1,172,400	$138.35	15,820,000	15,680,000

Total	4,964,500	$175.3846	15,820,000	15,680,000

(1)	Average price paid per share includes cash paid for commissions.

(2)	On January 23, 2008, the company announced that its Board of Directors had approved an open market repurchase program of approximately 5 percent of the company’s outstanding common shares, or approximately 15.82 million shares, through a normal course issuer bid. Purchasing under the program commenced on January 31, 2008 and may continue until January 30, 2009.

(3)	On September 11, 2008, the company announced that its Board of Directors had approved an increase in the share repurchase program to authorize the purchase of up to an additional 15,680,000 common shares.

ITEM 6.	EXHIBITS

(a)	EXHIBITS

Incorporated By
Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

4	(l)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 29, 2008.	8-K	6/2/2008

4	(m)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of July 29, 2008.	10-Q	6/30/2008

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

November 5, 2008

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

November 5, 2008

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By
Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/21/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/29/2006

4	(l)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 29, 2008.	8-K	6/2/2008

4	(m)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of July 29, 2008.	10-Q	6/30/2008

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