Form 10-K
period 2008-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2009-02-26
CIK 855931

PotashCorp
Helping Nature Provide

POTASH CORPORATION OF SASKATCHEWAN INC.

More per acre...

the long-term food solution

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
               Yes ☐     No ☑

At June 30, 2008, the aggregate market value of the 306,386,166 Common Shares held by non-affiliates of the registrant was approximately $70,030,685,962.62. At February 20, 2009, the registrant had 295,240,247 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Financial Review Annual Report for the fiscal year ended December 31, 2008 (the “2008 Financial Review”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 7, 2009 (the “2009 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

POTASH CORPORATION OF SASKATCHEWAN INC.

Form 10-K
Annual Report
For the Fiscal Year Ended December 31, 2008

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

Forward-looking statements are subject to important risks and uncertainties that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective income tax rates;
•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;
•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;
•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;
•	changes in competitive pressures, including pricing pressures;
•	the current global financial crisis and conditions and changes in credit markets;
•	the results of negotiations with China and India;
•	timing and amount of capital expenditures;
•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;
•	changes in capital markets and corresponding effects on our investments, including our investments in auction rate securities and changes in currency and exchange rates;
•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;
•	unexpected geological conditions, including water inflows;
•	imprecision in reserve estimates;
•	the outcome of legal proceedings;
•	strikes or other forms of work stoppage or slowdown;
•	changes in, and the effects of, government policy and regulations, including environmental regulations and regulations and actions affecting our transportation and sale of natural gas, which could increase our costs of compliance and otherwise affect our business;
•	acquisitions we may undertake in the future; and
•	earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates.

We sell to a diverse group of customers both by geography and by end product. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.

FORM 10-K ï Forward-Looking Statements	Page 1

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

FORM 10-K ï Forward-Looking Statements	Page 2

Part I

 Item 1. Business

General

Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable.

We are the world’s largest integrated fertilizer and related industrial and feed products company. We are the largest producer of potash worldwide by capacity. In 2008, we estimate our potash operations represented 17% of global production and 22% of global potash capacity. We are the third largest producer of phosphates worldwide by capacity. In 2008, we estimate our phosphate operations produced 5% of world phosphoric acid production. We are the third largest nitrogen producer worldwide by ammonia capacity. In 2008, we estimate our nitrogen operations produced 2% of the world’s ammonia production.

Our potash is produced from six mines in Saskatchewan and one mine in New Brunswick. Of these mines, we own and operate five in Saskatchewan and one in New Brunswick.

Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and industrial acid, which is used in food products and industrial processes. We believe that our North Carolina facility is the world’s largest integrated phosphate mine and processing plant. We also have a phosphate mine and two mineral processing plant complexes in northern Florida and six phosphate feed plants in the United States. In 2008, we sold our phosphate feed plant located in Brazil. We can produce a variety of phosphate products at our Geismar, Louisiana facility.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since 1993, we have made the following acquisitions of significance to the development of our Company:

•	the New Brunswick potash mine and port facilities and our Patience Lake solution mine in Saskatchewan in 1993;
•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;
•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;

FORM 10-K ï Part I	Page 3

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;
•	approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In June 2005, we acquired twenty-one million additional shares in ICL, increasing our ownership interest to 10%. In October 2008, we acquired 14.3 million additional shares in ICL, increasing our ownership interest to 11%;
•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;
•	20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired ICL’s entire interest in SQM, resulting in our ownership of approximately 25% of the outstanding equity of SQM. In October and December 2006 and July 2007, we increased our ownership interest to 32%;
•	26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC and in April 2006, we acquired 220,100 additional shares in APC, increasing our ownership interest to 28%; and
•	approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a vertically-integrated fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10% of the shares of Sinofert, increasing our ownership interest to 20%. During July 2007, our ownership interest was diluted to approximately 19% due to the issuance of shares by Sinofert. In 2008, we acquired a total of 385.9 million additional shares of Sinofert, increasing our ownership interest to 22%.

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

Under a mining and processing agreement effective through December 31, 2026 and subject to available reserves, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. We have the option to terminate this agreement every five years. The next opportunity to terminate is December 31, 2011, for which notice must be given no later than June 30, 2011. Mosaic has the option to abandon the mine at any time after December 31, 2011, thus terminating the mining and processing agreement. Following the expansion at Esterhazy, which was completed in 2007, the maximum finished product we are permitted to take each year under the mining and processing agreement is 1,313,000 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2009, we have notified Mosaic that we require 1,125,000 tonnes of finished product. Water inflow at the Esterhazy mine has continued, to a greater or lesser degree, since December 1985. We share, on an annual basis, in such water inflow remediation costs at the Esterhazy mine. See “Production” and “Reserves” tables for additional information.

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

FORM 10-K ï Part I	Page 4

to as Penobsquis), a new area of potash mineralization called the Picadilly deposit. Enough detailed exploration (3D seismic and drilling) took place to delineate a potash resource large enough to warrant mine design and capital cost estimate studies. These studies were completed by mid-2007 and in July 2007, the Company announced plans for a new potash mine and expanded milling facility at the New Brunswick site. Construction of this new mining facility is proceeding.

We control the right to mine 652,508 acres of land in Saskatchewan. Included in these holdings are mineral rights to 546,203 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 34% we own, approximately 51% are under lease from the Province of Saskatchewan and approximately 15% are leased from other parties. Our remaining 106,305 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.

The following map shows the location of our Canadian mining operations and Esterhazy.

Production

We produce potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Eleven grades of potash are produced to suit different preferences of the various markets.

In 2008, our conventional potash operations (excluding Esterhazy) mined 23.119 million tonnes of ore at an average grade of 22.88% potassium oxide (“K2O”). In 2008, our potash production from all our operations (including Esterhazy) consisted of 8.697 million tonnes of potash (“KCl” or “finished product”) with an average grade of 60.99% K2O, representing 47% of North American production.

Our present annual potash capacity is approximately 13.249 million tonnes KCl, which includes maximum annual production under the mining and processing agreement with Mosaic of 1,313,000 tonnes at Esterhazy. In 2008, our capacity represented an estimated 56% of the North American total capacity. We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground

FORM 10-K ï Part I	Page 5

mine, now employs a solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.64 million tonnes of sodium chloride (salt) in 2008. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual
	Capacity	2008 Production			2007 Production			2006 Production
	Finished			Finished			Finished			Finished
	Product	Ore		Product	Ore		Product	Ore		Product
	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)

Lanigan	3.828	7.688	20.16	2.141	7.201	20.07	1.907	5.416	20.16	1.471
Rocanville	3.044	8.086	24.81	2.834	7.657	24.26	2.647	5.675	23.99	1.897
Allan	1.885	3.213	24.63	1.093	4.906	25.66	1.744	2.984	25.14	0.992
Cory	1.361	1.680	22.49	0.420	2.672	24.20	0.768	2.545	25.12	0.772
Patience Lake(1)	1.033	–	–	0.282	–	–	0.257	–	–	0.190
Esterhazy(2)	1.313	–	–	1.125	–	–	1.043	–	–	0.953
New Brunswick	0.785	2.452	23.01	0.802	2.427	22.89	0.793	2.273	23.03	0.743

Totals	13.249	23.119		8.697	24.863		9.159	18.893		7.018

(1)	Solution mine.
(2)	Product tonnes received at Esterhazy are based on a mining and processing agreement with Mosaic.

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

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 38 to 43 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole. The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 25 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.

FORM 10-K ï Part I	Page 6

A historical extraction ratio from the 25 to 43 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2008 for each of our potash mines is as follows:

	Mineral Reserves	Average
	(Millions of tonnes	Grade	Years of Remaining
	recoverable ore)(1)(2)(3)	K2O	Mine Life(4)

Allan	328	25.9%	89
Cory	224	25.1%	97
Lanigan	570	22.0%	84
Rocanville	426	22.5%	60
Patience Lake(5)	–	–	–
Esterhazy(6)	10	24.5%	3
New Brunswick	193	24.6%	81

(1)	Mineral reserves include proven and probable reserves. There has been no third party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.32, Cory 0.26, Lanigan 0.30, Rocanville 0.33 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.90, Cory 3.52, Lanigan 3.68, Rocanville 2.90 and New Brunswick 3.06.
(4)	Estimates are based upon proven and probable reserves and annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 3.70, Cory 2.30, Lanigan 6.77, Rocanville 7.14 and New Brunswick 2.38. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine. Years of remaining mine life, in the case of the Saskatchewan mines, do not include any announced expansions and, in the case of the New Brunswick mines, are based upon applying the current annual mining rate to the expanded reserves.
(5)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the productive capacity of or the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. However, this inability to properly describe details of the mining process precludes reporting of an ore reserve for Patience Lake. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 3.3% of the Company’s potash production in 2008.
(6)	At Esterhazy, mine operator Mosaic mines potash for which the Company holds mineral rights. Production is carried out under a mining and processing agreement with Mosaic. The Esterhazy mineral reserve tonnage presented here is the current estimate of mineable tonnes remaining in the Company’s lands after reconciliation of historic tonnes mined and product received from Mosaic. Since the tonnage of product to be received by the Company is based on an agreement with Mosaic, the entire tonnage available is placed in the “Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the nominated amount for 2009 and the maximum amount of product under the agreement for subsequent years will be received by the Company. However, Mosaic, has expressed a different view with respect to the remaining life under the agreement and Mosaic and the Company are currently in discussions regarding the extent of remaining Company reserves and by extension, the Years of Remaining Life for the Company’s entitlement. The Company intends to continue to assert its position vigorously in such discussions with Mosaic.

Resources

Mineral resources, which are exclusive of the mineral reserves reported above, are contained within the lands for which a mining lease is held at each mine. These resources are reported as mineralization in-place while the reserves are reported as recoverable ore.

FORM 10-K ï Part I	Page 7

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

In New Brunswick, where geology is complex, mineral resource categories are generally characterized by the Company as follows:

•	areas with many drillhole intersections within a seismically defined area and with consistent stratigraphy, mineralogy and potash quality are reported in the measured mineral resource category;
•	areas with few drill intersections within a seismically defined area, or with structurally modified (folded) and less consistent mineralogy, but still exhibiting good quality potash intersections, are reported in the indicated mineral resource category; and
•	areas with little or no drilling, complex geology, partial seismic coverage and/or inconsistent potash quality in drill intersections are reported in the inferred mineral resource category.

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), airborne electromagnetic and regional gravity data.

The Company’s estimated mineral resource tonnage as of December 31, 2008 for each of our mines is as follows:

	Mineral Resource
	Measured Resource	Indicated Resource	Inferred Resource
	(Millions of tonnes	(Millions of tonnes	(Millions of tonnes
	in-place)	in-place)	in-place)

Allan	1,153	–	3,895
Cory	958	266	2,950
Lanigan	1,447	1,849	1,755
Rocanville	–	419	616
Patience Lake(1)	–	–	–
Esterhazy(2)	–	–	–
New Brunswick	–	153	319

(1)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 5 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation at present.
(2)	Since mining at Esterhazy is carried out under an agreement with mine operator Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company holds no mineral resource tonnage over and above the reported reserve at Esterhazy.

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

FORM 10-K ï Part I	Page 8

Data for the mineral reserve and mineral resource estimates for our mining operations reported herein were verified by:

•	reviewing underground potash sample information (boreholes and in-mine ore samples);
•	reviewing surface geophysical exploration results (3D and 2D seismic data);
•	cross-checking mined-tonnages reported by minesite technical staff with tonnages estimated from mine survey information; and
•	cross-checking reserve and resource computations carried out by senior mine technologists.

Phosphate Operations

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements and purified phosphoric acid which is used in food products and industrial processes.

Properties

We conduct our phosphate operations primarily at two facilities, one a 35,000-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes of phosphoric acid (“P2O5”) per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a 6.0 million tonne per-year mining operation, four sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, a superphosphoric acid (“SPA”) plant, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four silicon tetrafluoride (“STF”) plants. The White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States.

The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two DAP/MAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants and a superphosphoric plant located at the Swift Creek complex.

The location of our Aurora and White Springs mining operations are shown on the following map.

FORM 10-K ï Part I	Page 9

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; and Joplin, Missouri;
•	a technical and food grade phosphate plant in Cincinnati, Ohio; and
•	a terminal facility at Morehead City, North Carolina.

Plant Locations	Phosphate Products Produced
Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF
White Springs, Florida(1)	SPA, DAP, MAP, MGA(2), animal feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana(3)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.
(2)	All of the MGA is consumed internally in the production of downstream products.
(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock.” The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2008, the Aurora facility’s total production of phosphate rock was 4.03 million tonnes and the White Springs facility’s total production of phosphate rock was 3.03 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers in 1997. The permit expires in 2017, but the reserves in these areas could be exhausted before then. We are seeking a new permit from the Corps to mine additional areas. The Company expects to have the necessary approvals for mine continuation in April 2009. Failure to secure the required approvals for continuation of the mining operations, on acceptable terms, would negatively affect our reserves and costs.

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

FORM 10-K ï Part I	Page 10

ammonia and much of this ammonia is purchased from third parties. Ammonia to White Springs will be supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora will be supplied through rail deliveries from our Lima, Ohio production facility, Geismar, Louisiana storage facility, and leased storage at Pascagoula, Mississippi.

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

Phosphate Rock
(Millions of tonnes)
	Annual	2008		2007		2006
	Capacity	Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.027	27.35	4.086	27.39	4.577	27.62
White Springs, FL	3.6	3.025	29.88	3.226	29.87	3.114	29.79
Geismar, LA	–	–	–	–	–	–	–

Total	9.6	7.052		7.312		7.691

Phosphoric Acid
(Millions of tonnes P2O5)
	Annual	2008	2007	2006
	Capacity	Production	Production	Production
Aurora, NC	1.202	1.054	1.083	1.080
White Springs, FL	0.966	0.741	0.925	0.881
Geismar, LA	0.202	0.147	0.156	0.147

Total	2.370	1.942	2.164	2.108

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

FORM 10-K ï Part I	Page 11

Since receipt of the reports (1995 for Aurora and 1997 for White Springs), we annually adjusted and updated the ore reserve estimates for both the Aurora and White Springs operations by making adjustments for ore consumed, number of tonnes sterilized (i.e., bypassed), deletions (for property sold, traded or agreed to be set aside for environmental or other purposes), additions (based on land and mineral right acquisitions) and other appropriate adjustments. There has been no third party review of the estimates within the last four years.

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2008 at an average grade of 30.7% P2O5.

	Tonnes of
	Phosphate Rock	Average Grade
	(Millions of tonnes)	% P2O5

Aurora	340	30.7%
White Springs	49	30.7%

Total	389

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 90 years. This mine life is based on an average annual production rate of approximately 3.79 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2008. Prior to our acquisition of Texasgulf in April 1995, Texasgulf transferred approximately 408 million tonnes of phosphate reserves to a newly established company, the common stock of which was transferred to Elf Aquitaine, Inc. and Williams Acquisition Holding Company, Inc. We were granted a 20-year right of first refusal (from April 10, 1995) in the event that the newly established company proposes to sell the reserves.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 16 years. This mine life is based on an average annual production rate of approximately 3.04 million tonnes of 30.7% concentrate over the three-year period ended December 31, 2008.

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

Data for the mineral reserve estimates reported for Aurora were verified by reviewing:

•	existing reserve areas for ownership status and mining parameters;
•	drill hole database;
•	surveyed areas mined, sterilized, acquired or deleted;
•	the calculated area of drill hole influence; and
•	the calculation of the in situ tonnes of P2O5 depleted or added as summarized in monthly and annual reports.

Data for the mineral reserve estimates reported for White Springs were verified by reviewing:

•	existing reserve areas for ownership status and mine geometry parameters;
•	existing and new drill hole data;
•	input and output parameters for analysis in geostatistical three-dimensional modeling software developed by a third-party vendor;
•	mined-tonnage reported by mine operations staff with tonnages forecast by Mine Planning staff; and
•	reserve computations carried out by senior staff geologist.

FORM 10-K ï Part I	Page 12

Nitrogen Operations

Our nitrogen operations include production of nitrogen fertilizers and nitrogen chemicals. These products are used for agricultural, industrial and animal nutrition purposes.

Properties

We have four nitrogen production facilities, of which three are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and production capabilities.

Plant Locations	Nitrogen Products Produced
Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(1)	Nitric acid and nitrogen solutions
Lima, Ohio	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	Since 2003, we have not produced ammonia at Geismar.

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

The following table sets forth, for each of the last three years, the Company’s production of ammonia.

Ammonia(1)
(Millions of tonnes)
	Annual		2008	2007	2006
	Capacity		Production	Production	Production
Trinidad	2.177		1.785	2.077	1.932
Augusta, GA	0.713	(2)	0.674	0.610	0.633
Lima, OH	0.588		0.538	0.531	0.339

Total	3.478		2.997	3.218	2.904

(1)	A substantial portion is upgraded to value added products.

(2)	Ammonia capacity increased by 25,000 tonnes.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the U.S., we employ natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 100% of our needs in 2009 and 2010, 90% in 2011, 83% in 2012, 67% in 2013, 56% in 2014 and 2015, and 51% from 2016 to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately

FORM 10-K ï Part I	Page 13

85% of our domestic consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Marketing

The following table summarizes our sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three fiscal years.

	2008	2007	2006
	(millions of dollars)
Potash
Canada	$150.6	$88.0	$65.7
United States	1,353.1	764.7	557.5
Canpotex(1)	2,257.1	782.7	467.1
Other	307.3	161.8	137.2

Total	$4,068.1	$1,797.2	$1,227.5

Phosphates
Canada	$200.3	$125.7	$78.1
United States	1,640.6	1,076.2	799.9
PhosChem(1)	713.6	264.6	232.2
Other	326.2	170.6	144.9

Total	$2,880.7	$1,637.1	$1,255.1

Nitrogen
Canada	$9.9	$1.3	$13.9
United States	2,251.1	1,651.0	1,185.2
Other	236.7	147.6	85.0

Total	$2,497.7	$1,799.9	$1,284.1

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

For financial information about our business segments and North American and offshore sales, see the information under “Potash – Performance” on pages 18 through 20, “Phosphate – Performance” on pages 24 through 26 and “Nitrogen – Performance” on pages 30 through 32 in our 2008 Financial Review, attached as Exhibit 13, and Note 19, Segment Information, to our 2008 consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of long-lived assets is disclosed in Note 19, Segment Information, to our 2008 consolidated financial statements incorporated by reference under Item 8 in this report.

We have a diversified customer base and, apart from sales to Canpotex, no one customer accounted for more than 10% of our sales in 2008.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. PCS Sales (Canada) Inc. and PCS Sales (USA), Inc. execute offshore marketing and sales for our New Brunswick potash and marketing and sales for our potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for our potash, phosphate and nitrogen products in the United States. PhosChem, an association formed under the U.S. Webb-Pomerene Act, is the principal vehicle through which we execute offshore marketing and sales for our phosphate fertilizers. See “Offshore Marketing” below.

FORM 10-K ï Part I	Page 14

North American Marketing

In 2008, North American sales from potash products represented 37% of our total potash sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

In 2008, North American sales from phosphate products represented 64% of our total phosphate sales, substantially all of which were attributable to phosphate customers in the United States. In 2008, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

In 2008, North American sales from nitrogen products represented 91% of our total nitrogen sales and our total non-fertilizer products accounted for 65% of our total nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second calendar quarter. In 2008, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

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

Offshore Marketing

Potash we produce in Saskatchewan for sale outside Canada and the United States is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company and as a unified sales, marketing and distribution force for all Saskatchewan potash production in the offshore marketplace. Each shareholder of Canpotex has an equal voting interest as a shareholder through its nominees on the board of directors. All the shareholders of Canpotex have agreed that, as long as they are members of Canpotex and with respect to potash produced in Canada, they will not make offshore sales independently. The members of Canpotex have exempted production from our New Brunswick mine from this requirement. Any member may terminate its membership in Canpotex at a specified time of the year on six months’ notice.

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2008, we supplied 54% of Canpotex’s requirements. Canpotex generally sells potash to private firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

FORM 10-K ï Part I	Page 15

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2008	2007	2006
Asia	68%	69%	70%
Latin America	26	26	22
Oceania	5	4	5
Europe	1	1	3

Total	100%	100%	100%

For 2008, sales to Canpotex represented 55% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 8% of our total potash sales in 2008.

Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members have agreed, except for certain sales that are reserved individually to the PhosChem member companies, to export their fertilizer products exclusively through PhosChem. PhosChem negotiates prices and other terms for such export sales of its members’ phosphate fertilizer products that are made through PhosChem. According to the terms of a PhosChem agreement effective January 1, 1995, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers and PCS Sales (USA), Inc., is responsible for the marketing of liquid merchant grade phosphoric acid to export countries. Total sales for 2008 (on a P2O5 basis) were apportioned as follows: 78% to Mosaic Crop Nutrition LLC and 22% to PCS Sales (USA), Inc. The PhosChem agreement is renewed annually.

Revenue from sales to PhosChem accounted for 25% of our total phosphate sales in 2008. Other offshore phosphate sales accounted for 11% of our total phosphate sales in 2008. In 2008, 88% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of DAP sales volumes of PhosChem for the past three calendar years in the various geographical regions.

	2008	2007	2006
Asia	81%	62%	71%
Latin America	15	34	23
Oceania	4	3	4
Other	–	1	2

Total	100%	100%	100%

Ammonia and urea predominate offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2008, our offshore sales of nitrogen products represented 9% of our total nitrogen sales.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates; (ii) changes in currency and exchange controls; (iii) the availability of foreign exchange; (iv) laws, policies and actions affecting foreign trade; and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2008, we owned or leased approximately 172 terminal and warehouse facilities, some of which have multi-product capability for a total of 203 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution

FORM 10-K ï Part I	Page 16

system in Canada and the United States, we also own or lease approximately 9,600 rail cars. In the offshore market, the Company leases one warehouse in China and leases one warehouse in Brazil through a joint venture.

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

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the U.S. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products, produced at the White Springs facility, through the bulk terminal located in Morehead City, North Carolina and through a leased terminal in Tampa, Florida, for offshore sales. We received ammonia for our phosphate operations at White Springs and Aurora primarily through our ammonia terminal in Savannah, Georgia. The ammonia was shipped by rail from Savannah to the White Springs and Aurora facilities. Our operations at the Port of Savannah ceased in December 2008. Ammonia to White Springs will be supplied through an ammonia tank lease in Tampa, Florida commencing in 2009. Ammonia to Aurora will be supplied through rail deliveries from our Lima, Ohio production facility, Geismar, Louisiana storage facility and leased storage at Pascagoula, Mississippi commencing in 2009.

Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Nitrogen Products

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 22 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from the Trinidad plant to markets in Latin America and Europe in addition to the United States. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and

FORM 10-K ï Part I	Page 17

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

Markets for most phosphate products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while most of our North American competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring higher rock processing costs. In addition, due to our location in North Carolina and the relatively high cost of transportation, our U.S. phosphate sales from Aurora have a natural advantage in the Northeast, mid-Atlantic and eastern Midwest regions. Similarly, White Springs and other Florida producers have a natural advantage in the South. Gulf Coast producers have a natural advantage in areas of the Midwest accessible to barge traffic up the Mississippi River.

We compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia and Australia. In addition, increased phosphate fertilizer production in traditionally important U.S. export markets such as China have impacted U.S. export sales to those countries. Our principal competitors in North American markets include The Mosaic Company and CF Industries, Inc.

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

Nitrogen, globally the most widely produced nutrient, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, can be manufactured in any country with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Rising natural gas costs in several markets around the world have led to plant curtailments and/or closures, since natural gas can be up to 90% of the cash cost of producing ammonia.

Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are attached to their suppliers by pipeline.

Our nitrogen production serves both fertilizer and industrial customers. Our U.S. plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. We are not immune when expensive natural gas makes U.S. ammonia plants non-competitive with offshore production, but our lower-cost Trinidad operations help offset this. Within North America, sales are regionalized due to transportation costs. CF Industries, Inc., Koch Industries, Inc., Terra Industries, Inc. and importers are our main competitors. Imports are expected to continue.

Employees

At December 31, 2008, we employed 5,301 persons, of whom 1,779 were salaried and 3,522 were hourly paid. Of these 5,301 employees, our potash operations employed 1,964 people, our phosphate operations

FORM 10-K ï Part I	Page 18

2,131 and our nitrogen operations 801. Our sales and transportation and distribution functions were handled by 104 employees in Northbrook, Illinois and various other locations in the United States and by 18 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 283.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2011. The Lanigan agreement expired on January 31, 2009 and contract negotiations at Lanigan began in early 2009. PCS and the Rocanville Potash Employees Association have an agreement that expires on May 31, 2009. The agreement at PCS Cassidy Lake expires on December 31, 2010. The agreement between Mosaic and the union representing the employees at the Esterhazy mine expires on January 31, 2010. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 7, 2009 and the agreement at the PCS Purified Phosphates facility in Cincinnati expires on November 1, 2010. The agreement with the union representing employees at the Lima plant expires on October 1, 2012. We believe our relations with our employees to be good.

Royalties and Certain Taxes

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax (“Potash Production Tax”). The Potash Production Tax totaled $431.3 million in 2008. As a resource corporation in the Province of Saskatchewan, we are also subject to a capital tax that is the greater of a percentage of our taxable paid up capital or a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In addition, we pay capital tax on our taxable capital as defined in the New Brunswick Income Tax Act. In 2008, we paid total capital tax of $108.3 million.

In addition to the Potash Production Tax and capital tax, royalties, taxes and rental fees are payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others by potash producers in respect of potash sales, production or property in the Provinces of Saskatchewan and New Brunswick. These royalties, taxes and fees, which are included in cost of goods sold, were $110.9 million in 2008.

For 2008, miscellaneous taxes paid (not included above) totaled $3.8 million. We do not make royalty payments in connection with our phosphate and nitrogen operations.

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to U.S. federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

The effective income tax rate for 2008 was 24% compared to 27% in 2007. A scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax became effective at the beginning of 2008. In addition, there was a significant increase in permanent deductions in the U.S. Income tax recoveries of $71.1 million were recorded in 2008 which related to higher permanent deductions in the U.S. from prior years. In 2008, future income tax assets were written down by $11.0 million and the $25.3 million gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

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

FORM 10-K ï Part I	Page 19

Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $123.3 million for the year ended December 31, 2008, as compared to $104.8 million and $92.6 million for the years ending December 31, 2007 and December 31, 2006, respectively. These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products.

We routinely undertake environmental capital projects. In 2008, capital expenditures of $89.6 million (2007 – $44.2 million) were incurred to meet pollution prevention and control objectives and $0.5 million (2007 – $0.5 million) were incurred to meet other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2009 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives and other environmental objectives.

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

Air Emissions. With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent U.S. federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The U.S. Environmental Protection Agency (“USEPA”) has issued a number of regulations establishing requirements to reduce air pollutant emissions. We continue to monitor developments in these various programs and to assess their potential impact on our operations.

In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. The Kyoto Protocol became effective on February 16, 2005. The Canadian government has proposed a regulatory approach for addressing the greenhouse gas reductions and other clean air requirements. It is uncertain when final rules will be issued and if they will have any material impact on us. Under the proposal, Canada would begin to apply intensity-based greenhouse gas and air pollutant emissions targets to major industrial sectors in 2010 and 2012, respectively. The United States is not presently expected to ratify the Kyoto Protocol and has announced plans for voluntary programs and incentives. A variety of laws to regulate greenhouse gas emissions have been introduced in the United States Congress, but the prospects for adoption of particular legislative objectives or requirements are uncertain at this time. Brazil and Trinidad and Tobago have also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as these are developing countries, which do not have any specific emission reduction requirements. We continue to monitor the development of programs to implement the obligations established by the Kyoto Protocol and will continue to assess the range of potential impacts of these programs on our operations. In particular, the United States is participating in global negotiations to develop a system that would become effective in 2012. We have determined that climate change is of sufficient concern to governments, elected officials, non-governmental organizations, community leaders and the general public such that we will pursue a greenhouse gas mitigation strategy. We have assembled a multidisciplinary task force to assess the objectives of such a strategy along with the revenue opportunities and the corporate costs of doing so.

FORM 10-K ï Part I	Page 20

USEPA Phosphate Initiative. The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including our plants in Aurora, North Carolina, Geismar, Louisiana and White Springs, Florida. The USEPA has notified us of various alleged violations of the Resource Conservation and Recovery Act (“RCRA”) at our Aurora and White Springs plants. We and other industry members have met with representatives of the U.S. Department of Justice, the USEPA and various state environmental agencies regarding potential resolution of these matters. During these meetings, we were informed that the USEPA also believes the Geismar plant is in violation of these requirements. As part of the initiative we entered into RCRA 3013 Administrative Orders on Consent to perform certain site assessment activities at our White Springs, Aurora and Geismar plants. We are uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, we are unable to evaluate the extent of any exposure that the Company may have in these matters.

USEPA Clean Air Act Initiative. The USEPA also has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar and Lima plants. The company has met and will continue to meet with representatives of the USEPA and the U.S. Department of Justice regarding potential resolutions of these matters. At this time, we are unable to evaluate the extent of any exposure that the Company may have in these matters.

Aurora Facility Permits. Significant portions of our phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, we must obtain a permit from the U.S. Army Corps of Engineers (the “Corps”) before disturbing the wetlands. We have a permit from the Corps to mine specified areas. This permit expires in 2017, but the reserves in these areas could be exhausted before then. We are seeking a new permit from the Corps to mine additional areas. This process includes significant public review and comment that could affect current mitigation and reclamation practices. The Company expects to have the necessary approvals for mine continuation in April 2009. Failure to secure the required approvals for continuation of the mining operations on acceptable terms would negatively affect our reserves and costs.

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

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2008, we had accrued a total of $127.5 million for asset retirement obligations. The current portion totaled $8.7 million.

FORM 10-K ï Part I	Page 21

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following approval of these plans by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) provisionally approved the plans in July 2000. In July 2001, a Cdn $2.0 million irrevocable Letter of Credit was posted. We submitted a revised plan when it was due in 2006. In early 2009, the MOE advised that our 2006 decommissioning and reclamation plans were approved and advised of its preferred position regarding the financial assurances to be provided by the Company. The financial assurances will be subject to ongoing discussions with the MOE, and the Company has been advised that these financial assurances are to be in place by June 30, 2009. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011. Based on current information, the Company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

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

Lakeland, Florida Location. In 1998, the Company, along with other parties, was notified by the USEPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture, Ltd. (“PCS Joint Venture”) blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5 million. Soil excavation activities are expected to begin in the first quarter of 2009. PCS Joint Venture and additional potentially responsible parties are negotiating with USEPA a Remedial Design/Remedial Action Consent Decree, pursuant to which the parties will perform the ROD remedy. In addition, negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

Planters Property. The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known

FORM 10-K ï Part I	Page 22

as the Planters Property or Columbia Nitrogen Site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 million of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina (the “Court”) seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court entered an order bifurcating the case into two phases. In the third quarter of 2007, the Court issued its decision for the first phase of the case, in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. In the first quarter of 2008, PCS Nitrogen filed a motion with the Court for certification of an interlocutory appeal of the Court’s order and to stay further proceedings pending a decision on the appeal from the Fourth Circuit Appellate Court. In April 2008, the Court denied PCS Nitrogen’s motion for certification. PCS Nitrogen will have to wait until the Court issues a final ruling before it can appeal the Court’s decision. PCS Nitrogen has filed third-party complaints against owners and operators that it believes should be responsible parties with respect to the site. PCS Nitrogen is currently pursuing the complaints that it has filed against the third-party defendants. The Court will enter a final decision regarding the allocation and amount of liability that PCS Nitrogen and the third party defendants may have relating to the Planters Property in the second phase of the case. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

Ward Superfund Site. PCS Phosphate Company, Inc. (“PCS Phosphate”), along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with the USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of certain other costs associated with the Site, including reimbursement of the USEPA’s past costs. The cost of performing the removal at the Site is estimated at $50.0 million. The removal activities commenced at the Site in August 2007. The company anticipates recovering some portion of its expenditures in this matter from other liable parties. In September 2008, the USEPA issued a final remedy, with an estimated cost of $6.1 million, for PCB-impacted sediments downstream of the Site (“Operable Unit 1”). In October 2008, the USEPA issued special notice letters to PCS Phosphate and other alleged potentially responsible parties requiring a good faith offer to perform and/or pay for the cleanup of Operable Unit 1, to perform further investigation at the Site and adjacent properties, and to reimburse USEPA for its past costs. In January 2009, in addition to good faith offers made by other potentially responsible parties, PCS Phosphate, along with some of the Settling Parties, submitted a good faith offer letter to USEPA. USEPA is reviewing the good faith offers. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

Augusta, Georgia Location. Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, LP, f/k/a Arcadian Fertilizer, LP (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of certain real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions and has documented its findings in several successive facility investigation reports submitted to GEPD. Based on these findings and on the requirements of the Order, PCS Nitrogen Fertilizer is implementing a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In the event the technology proves successful and full-scale implementation is warranted, upon GEPD approval, a full-scale bioremediation remedy will be implemented. If the pilot study proves unsuccessful or if GEPD does not approve this remedial strategy, other, more costly remediation alternatives may need to be evaluated and implemented.

FORM 10-K ï Part I	Page 23

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

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 20, 2009 is as follows:

		Served
Name	Age	Since	Position Held
William J. Doyle	58	1987	President and Chief Executive Officer
Wayne R. Brownlee	56	1988	Executive Vice President, Treasurer and Chief Financial Officer
James F. Dietz	62	1997	Executive Vice President and Chief Operating Officer
Barbara Jane Irwin	53	2000	Senior Vice President, Administration
Robert A. Jaspar	50	1997	Senior Vice President, Information Technology
Joseph A. Podwika	46	1997	Senior Vice President, General Counsel and Secretary
G. David Delaney	48	1997	President, PCS Sales
Garth W. Moore	60	1982	President, PCS Potash
Thomas J. Regan, Jr.	64	1995	President, PCS Phosphate and PCS Nitrogen
Stephen F. Dowdle	58	1999	Senior Vice President, Fertilizer Sales, PCS Sales
Daphne J. Arnason	53	1988	Vice President, Internal Audit
Karen G. Chasez	55	2000	Vice President, Procurement
John R. Hunt	50	1997	Vice President, Safety, Health and Environment
Denis A. Sirois	53	1978	Vice President and Corporate Controller

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
Wayne R. Brownlee	July 1999 – December 2005	Senior Vice President, Treasurer and Chief Financial Officer
Joseph A. Podwika	January 2005 – December 2005 March 2002 – December 2004	Vice President, General Counsel and Secretary Senior Counsel, U.S.
Thomas J. Regan, Jr.	August 1999 – January 2007	President, PCS Phosphate
Stephen F. Dowdle	July 2000 – December 2005	Vice President, Fertilizer Sales, PCS Sales
John R. Hunt	November 2003 – January 2005	Senior Director, Operations Development

FORM 10-K ï Part I	Page 24

Presentation of Financial Information

We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 19, Segment Information, to our consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, incorporated by reference under Item 8 of this Form 10-K.

We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 33, Reconciliation of Canadian and United States Generally Accepted Accounting Principles, to our 2008 consolidated financial statements, incorporated by reference under Item 8 of this Form 10-K, for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.

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

 Item 1A. Risk Factors

Our performance and future development are affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated Risk Management Framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Risk Management” on pages 39 and 40 in our 2008 Financial Review, attached as Exhibit 13, incorporated herein by reference. See also note regarding “Forward-Looking Statements,” earlier in this report.

The Company implements strategies to mitigate risks, including the risks identified in this section. A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Financial Review, attached as Exhibit 13, on pages 13 through 18 for potash, 21 through 24 for phosphate and 27 through 30 for nitrogen.

Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:

Global demand for our products that differs from expectations could adversely affect the results of future operations.

The Company has taken major steps to prepare for an anticipated increase in potash demand in future years. The Company is undertaking several key expansion and debottlenecking projects totaling approximately Cdn $7 billion. These projects are expected to come on stream incrementally over the next several years.

FORM 10-K ï Part I	Page 25

We predict the future level of demand for our products and attempt to meet growing demand. Accurate predictions allow us to avoid surplus inventory and missed sales opportunities. However, incorrect predictions can lead to rising costs and decreased profits. If our estimates of future potash demand prove to be overstated, we would experience a lower return on investment due to lower revenues.

New product supply can create a structural market imbalance, which could reduce our profits.

Fertilizer is a bulk commodity that is generally characterized by minimal product differentiation. Consequently, the market for fertilizer is subject to competitive pricing pressures and cyclicality. An increase in the competitive supply of fertilizer that outpaces the growth in world consumption generally reduces prices; whereas, a supply shortage can increase prices as customers compete for available product. Low prices tend to discourage capacity investment, thereby diminishing future supply growth, while high prices typically accelerate new supply projects and increase production.

Commodity price cyclicality varies from industry to industry. The nitrogen industry, for example, is characterized by many producers around the world, lower capital costs of entry and short construction times. Not surprisingly, nitrogen is prone to substantial price volatility. In contrast, good potash deposits are rare; capital costs are very high; and Greenfield projects take 5 to 7 years to develop. As a result, potash prices are less volatile than nitrogen prices.

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

As discussed below, the global financial crisis could affect our ability to access transport services as and when required because of the potential impact on the businesses of these transport service providers.

The Company is subject to risks associated with international operations.

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

FORM 10-K ï Part I	Page 26

inconvertibility of funds, armed conflict, terrorist activity and unexpected changes in regulatory requirements, social, political, labor and economic conditions.

Water inflows in our potash mines, or potash mines in which we have an interest, could result in increased costs and could require us to abandon a mine, either of which could adversely affect the results of our operations.

The presence of water-bearing strata in many underground mines carries the risk of water inflows. It is difficult to predict if water inflow will occur at our mines or mines in which we have an interest. We currently manage water inflows at our New Brunswick mine, while ongoing water inflows are being managed at the Esterhazy mine, in which we have an interest in the mineral rights. Additional water inflows at these or other mines could increase the costs required to operate such mines, injure our employees and/or lead to the abandonment of a mine. The risk of underground water inflows, similar to other underground risks, is not insurable.

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

Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes or slowdowns. These disruptions may decrease our production and sales or impose additional costs to resolve disputes.

Damage to our reputation could negatively affect our performance.

Loss of our reputation can be the consequence of a number of events. Reputation loss extends throughout all risk categories and may result in loss of investor confidence, loss of customer confidence, poor community relations and a decline in employee productivity. Reputation loss could interfere with our ability to execute our strategies. Reputation loss is a negative consequence resulting from these or other risks and can have a detrimental affect on our performance.

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

Other risks may hurt our operating results.

The duration and depth of the global financial crisis are impossible to predict. As a result of this crisis, our relationships with customers and with external partners in the supply chain upon whom we rely may become riskier. Conditions in the credit markets could negatively affect the ability of our customers to pay or reduce their demand for our products. If our customers’ financial condition reduces demand for our products or our suppliers’ financial condition causes disruptions to our supply chain, our operating results may be negatively affected.

FORM 10-K ï Part I	Page 27

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

 Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

Information concerning our properties is set forth under the “Properties” sections in Item 1.

 Item 3. Legal Proceedings

Between September 11 and October 2, 2008, the company and PCS Sales (USA), Inc., were named as defendants in eight very similar antitrust complaints filed in federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints allege conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act.

Five of the eight complaints were brought by plaintiffs who claim to have purchased potash directly from at least one of the defendants during the period between July 1, 2003, and the present (collectively, the “Direct Purchaser Plaintiffs”). All five Direct Purchaser Plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. The Direct Purchaser Plaintiffs, who filed a single, consolidated amended complaint on November 13, 2008, seek unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre- and post-judgment interest.

The other three complaints were brought by Plaintiffs who claim to be indirect purchasers of potash (collectively, the “Indirect Purchaser Plaintiffs”). The Indirect Purchaser Plaintiffs, who purport to sue on behalf of all persons who purchased potash indirectly in the United States, filed a single, consolidated amended complaint on November 13, 2008. In addition to the Sherman Act claim described above, the Indirect Purchaser Plaintiffs also assert claims for violation of various state antitrust laws; violations of various state consumer protection statutes; and for unjust enrichment. The Indirect Purchaser Plaintiffs seek injunctive relief, unspecified damages, treble damages where allowed, costs, fees and pre- and post-judgment interest.

All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL, (No. 1996) for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois.

The company and PCS Sales (USA), Inc. believe each of these eight private antitrust law lawsuits is without merit and intend to defend them vigorously.

FORM 10-K ï Part I	Page 28

General

In the normal course of business, we are subject to legal proceedings being brought against us. While the final outcome of these proceedings is uncertain, we believe that these proceedings, in the aggregate, are not reasonably likely to have a material adverse effect on our financial position or results of operations.

Environmental Proceedings

For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1.

 Item 4. Submission of Matters to a Vote of Security Holders

None.

FORM 10-K ï Part I	Page 29

Part II

 Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Common Share Prices and Volumes”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on page 118 in our 2008 Financial Review, attached as Exhibit 13, is incorporated herein by reference and “11 Year Report” on page 61 in our 2008 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

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

In each of the first and second quarters of 2007, the Company paid a cash dividend of $0.05 per common share, and in each of the third and fourth quarters of 2007, the Company paid a cash dividend of $0.10 per common share, for a total of $0.30 for the year. In each quarter of 2008, the Company paid a cash dividend of $0.10 per common share, for a total of $0.40 for the year.

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

The following table provides information about company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008:

			(c) Total Number of	(d) Maximum
			Shares Purchased	Number of Shares
	(a) Total Number	(b) Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share(1)	Programs(2,3)	the Programs(3)

October 1, 2008 – October 31, 2008	379,200	$69.13	16,199,200	15,300,800
November 1, 2008 – November 30, 2008	3,100,000	$69.48	19,299,200	12,200,800
December 1, 2008 – December 31, 2008	3,550,000	$59.68	22,849,200	8,650,800

Total	7,029,200	$64.51	22,849,200	8,650,800

(1)	Average price paid per share includes cash paid for commissions.
(2)	On January 23, 2008, the Company announced that its Board of Directors had approved an open market repurchase program of approximately 5 percent of the Company’s outstanding common shares, or approximately 15.82 million common shares, through a normal course issuer bid. Purchasing under the program was permitted from January 31, 2008 until January 30, 2009.
(3)	On September 11, 2008, the Company announced that its Board of Directors had approved an increase in the share repurchase program to authorize the purchase of up to an additional 15.68 million common shares, or approximately 5 percent of the Company’s outstanding common shares, raising the ceiling of the share repurchase program to approximately 31.5 million common shares.

FORM 10-K ï Part II	Page 30

 Item 6. Selected Financial Data

The information under “11 Year Report” on page 61 in our 2008 Financial Review, attached as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of Canadian GAAP. These principles differ in certain significant respects from U.S. GAAP. The following supplemental financial data is provided on the basis of reconciliations between Canadian and U.S. GAAP.

	(In millions of US dollars, except per-share amounts)
U.S. GAAP	2008	2007	2006	2005	2004
Net income	3,395.2	1,061.5	625.8	532.7	290.5
Net income per share – basic	11.04	3.36	2.01	1.64	0.90
Total assets	9,889.4	9,483.6	7,038.9	5,841.8	5,202.7
Long-term obligations(1)	1,758.0	1,358.3	1,339.8	1,257.6	1,258.6

(1)	Represents long-term debt obligations and does not include unamortized costs. (See Note 13 to the Company’s consolidated financial statements for a description of such amounts.)

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 4 through 61 and “Appendix” on pages 119 and 120 in our 2008 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Market Risks Associated With Financial Instruments” on page 54 and Note 28 to the Company’s consolidated financial statements on pages 99 through 103 in our 2008 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

 Item 8. Financial Statements and Supplementary Data

The information under “Management’s Responsibility”, “Accountants’ Reports” and “Consolidated Financial Statements” contained on pages 65 through 117 in our 2008 Financial Review, attached as Exhibit 13, are incorporated herein by reference and “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Quarterly Results” on pages 45 and 46 in our 2008 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

FORM 10-K ï Part II	Page 31

 Item 9A. Controls and Procedures

As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 65 and 66 in our 2008 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

 Item 9B. Other Information

Medium-Term Incentive Plan

On February 23, 2009, we adopted a new Medium Term Incentive Plan (the “Plan”) that is effective for the performance period that began January 1, 2009 and ends December 31, 2011. The Plan replaces the Medium-Term Incentive Plan that was effective for the performance period that began January 1, 2006 and ended December 31, 2008.

The Plan is intended to reward senior executives and other key employees for superior performance over a three-year performance period and for continued contributions to our success. The performance objectives under the Plan are designed to further align the interests of senior executives and other key employees with those of shareholders by linking the vesting of awards to the total return to shareholders, or TSR, over the three-year performance period. TSR measures the capital appreciation in shares of our common stock, including dividends paid during the performance period, and thereby simulates the actual investment performance of the shares.

Our named executive officers are eligible to participate in the Plan and, as described in the Plan, were granted a number of units based on the participant’s salary at the beginning of the performance period (multiplied by three), a target award percentage, and the average share price of our common stock over the 30 trading days immediately preceding the performance period. The target award percentages range from 20% to 70%, depending upon the executive’s position and potential for contribution to our success, and are set forth in Section 4.04 of the Plan.

Units granted under the Plan vest over the three-year performance period ending December 31, 2011. One-half of the units vest based on increases in our TSR. The remaining one-half of the units vest based on the extent to which our TSR matches or exceeds the TSR of the common shares of a peer group of companies, which consists of the companies included in the DAXglobal Agribusiness Index. None of the units vest if minimum TSR-based performance objectives are not achieved.

Plan participants generally are required to continue in a qualifying position throughout the performance period as a condition to vesting. However, if a participant’s employment terminates earlier due to the participant’s retirement, disability or death, or we terminate a participant’s employment without just cause,

FORM 10-K ï Part II	Page 32

the participant is entitled to a cash payment in settlement of a pro rata number of units. A participant who resigns or whose employment is terminated for just cause forfeits all rights to any units granted under the Plan.

The foregoing description of the Plan is qualified in its entirety by reference to the Plan, which is attached hereto as Exhibit 10(qq) and incorporated herein by reference.

Supplemental Retirement Plans and Agreements

On February 23, 2009, we entered into amendments (collectively, the “Amendments”), effective with respect to services provided on or after July 1, 2009, to (1) the Company’s Supplemental Executive Retirement Income Plan (the “Canadian Plan”), (2) the Company’s Supplemental Retirement Plan for U.S. Executives (the “U.S. Plan”), and (3) the agreements (the “Individual Agreements”) we had entered into with each of William J. Doyle, President and Chief Executive Officer of the Company, Wayne R. Brownlee, Executive Vice President, Treasurer and Chief Financial Officer of the Company, and Garth W. Moore, President, PCS Potash, concerning supplemental retirement benefits.

For the purpose of calculating a participant’s benefit under the Canadian Plan, the U.S. Plan and the Individual Agreements, the Amendments limit the inclusion of awards paid pursuant to the Company’s Short-Term Incentive Plan to 100% of base salary for the relevant calendar year. In addition, the Amendments modify the calculation of a participant’s benefit under the Canadian Plan and the Individual Agreements to be based on the participant’s three highest consecutive years’ earnings rather than the participant’s three highest years’ earnings.

The foregoing description of the Amendments is qualified in its entirety by reference to the Amendments, which are attached hereto as Exhibits 10(r), 10(v), 10(w), 10(x) and 10(aa) and incorporated herein by reference.

FORM 10-K ï Part II	Page 33

Part III

 Item 10. Directors, Executive Officers and Corporate Governance

The information under “Board of Directors – Nominees for Election to the Board of Directors” and the first eight paragraphs under “Appointment of Auditors and Report of Audit Committee – Report of the Audit Committee” in our 2009 Proxy Circular, attached as Exhibit 99(a), and Appendix F to our 2009 Proxy Circular are incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I of the Form 10-K.

We have adopted the “PotashCorp Core Values and Code of Conduct” that applies to all of our directors, officers and employees. We make this code, as well as our corporate governance principles and the respective Charters of our Corporate Governance and Nominating, Audit and Compensation Committees, available free of charge on our website, http://www.potashcorp.com, or by request. We intend to disclose certain amendments to the “PotashCorp Core Values and Code of Conduct”, or any waivers of the “PotashCorp Core Values and Code of Conduct” granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

 Item 11. Executive Compensation

The information under “Board of Directors – Director Compensation,” “Compensation – Report of the Compensation Committee and Compensation Committee Responsibilities and Procedures,” “Compensation – Compensation Discussion and Analysis” and “Compensation – Executive Compensation” in our 2009 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables titled “Board of Directors – “At-Risk” Investment and Year Over Year Changes” and “Adoption of 2009 Performance Option Plan – Equity Compensation Plan Information” in our 2009 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Board of Directors – Director Independence and Other Relationships” on pages 12 through 14 in our 2009 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

 Item 14. Principal Accounting Fees and Services

The information under “Appointment of Auditors and Report of Audit Committee – Appointment of Auditors” in our 2009 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

FORM 10-K ï Part III	Page 34

Part IV

 Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1.	Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 65 through 117 in our 2008 Financial Review, attached as Exhibit 13, are incorporated under Item 8 by reference.

2.	Schedules

Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon (which reports (1) express an unqualified opinion on the consolidated financial statements and include an explanatory paragraph referring to changes in the Company’s accounting for inventories and (2) express an unqualified opinion on the effectiveness of internal control over financial reporting), dated February 20, 2009; such consolidated financial statements and reports are included in your 2008 Financial Review Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Independent Registered Chartered Accountants
Saskatoon, Canada
February 20, 2009

FORM 10-K ï Part IV	Page 35

Potash Corporation of Saskatchewan Inc.
Schedule II – Valuation and Qualifying Accounts
(in millions of US dollars)
(audited)
		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year
Allowance for doubtful trade accounts receivable
2008	5.9	5.0	3.2	7.7
2007	4.7	1.9	0.7	5.9
2006	5.1	0.7	1.1	4.7

Allowance for inventory valuation
2008	6.3	93.1	2.1	97.3
2007	8.9	4.7	7.3	6.3
2006	12.9	2.4	6.4	8.9

Allowance for deferred income tax assets
2008	10.4	64.5	2.0	72.9
2007	53.1	0.3	43.0	10.4
2006	45.5	11.2	3.6	53.1

3.	Exhibits

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

FORM 10-K ï Part IV	Page 36

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006

4	(l)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.	8-K	1/22/2009

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

FORM 10-K ï Part IV	Page 37

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000

10	(r)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.

10	(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.

FORM 10-K ï Part IV	Page 38

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.

10	(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.

10	(y)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(z)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.

10	(aa)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.

10	(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(ee)	Resolution and Form of Agreement of Indemnification – July 21, 2004.	10-Q	6/30/2004

10	(ff)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(gg)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

10	(hh)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(ii)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008

10	(jj)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.

10	(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

FORM 10-K ï Part IV	Page 39

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008

10	(oo)	Medium-Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

10	(pp)	Amendment, dated December 24, 2008 to the Medium-Term Incentive Plan.

10	(qq)	Medium-Term Incentive Plan of the registrant effective January 2009.

11		Statement re Computation of Per Share Earnings.

12		Computation of Ratio of Earnings to Fixed Charges.

13		2008 Financial Review Annual Report. The 2008 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21		Subsidiaries of the registrant.

23		Consent of Deloitte & Touche LLP.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(a)	2009 Notice of Meeting, Proxy Circular and Form of Proxy. The 2009 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99	(b)	2008 Summary Annual Report. The 2008 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

FORM 10-K ï Part IV	Page 40

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	February 26, 2009

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 26, 2009

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	February 26, 2009

/s/ JOHN W. ESTEY John W. Estey	Director	February 26, 2009

/s/ WADE FETZER III Wade Fetzer III	Director	February 26, 2009

/s/ C. STEVEN HOFFMAN C. Steven Hoffman	Director	February 26, 2009

/s/ ALICE D. LABERGE Alice D. Laberge	Director	February 26, 2009

/s/ KEITH G. MARTELL Keith G. Martell	Director	February 26, 2009

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	February 26, 2009

FORM 10-K ï Signatures	Page 41

Signature	Title	Date

/s/ MARY MOGFORD Mary Mogford	Director	February 26, 2009

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	February 26, 2009

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	February 26, 2009

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	February 26, 2009

FORM 10-K ï Signatures	Page 42

EXHIBIT INDEX

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006

4	(l)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.	8-K	1/22/2009

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000

10	(r)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.

10	(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.

10	(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.

10	(y)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(z)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.

10	(aa)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.

10	(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(ee)	Resolution and Form of Agreement of Indemnification – July 21, 2004.	10-Q	6/30/2004

10	(ff)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(gg)	Second Amended and Restated Membership Agreement dated January 1, 1995, among Phosphate Chemicals Export Association, Inc. and members of such association, including Texasgulf Inc.	10-K	12/31/1995

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(hh)	International Agency Agreement dated effective December 15, 2006, between Phosphate Chemicals Export Association, Inc. and PCS Sales (USA), Inc.	10-K	12/31/2006

10	(ii)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008

10	(jj)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.

10	(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008

10	(oo)	Medium-Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

10	(pp)	Amendment, dated December 24, 2008 to the Medium-Term Incentive Plan.

10	(qq)	Medium-Term Incentive Plan of the registrant effective January 2009.

11		Statement re Computation of Per Share Earnings.

12		Computation of Ratio of Earnings to Fixed Charges.

13		2008 Financial Review Annual Report. The 2008 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21		Subsidiaries of the registrant.

23		Consent of Deloitte & Touche LLP.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(a)	2009 Notice of Meeting, Proxy Circular and Form of Proxy. The 2009 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99	(b)	2008 Summary Annual Report. The 2008 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.