Form 10-Q
period 2009-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2009-05-08
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2009

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10351

POTASH CORPORATION OF SASKATCHEWAN INC.
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 – 1st Avenue South	S7K 7G3
Saskatoon, Saskatchewan, Canada	(Zip Code)
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

YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☐

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

As at April 30, 2009, Potash Corporation of Saskatchewan Inc. had 295,385,597 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$255.1	$276.8
Accounts receivable	1,052.5	1,189.9
Inventories (Note 2)	659.1	714.9
Prepaid expenses and other current assets	131.0	79.2
Current portion of derivative instrument assets	8.6	6.4

	2,106.3	2,267.2
Derivative instrument assets	6.7	11.5
Property, plant and equipment	5,137.5	4,812.2
Investments	2,889.2	2,750.7
Other assets	237.9	288.7
Intangible assets	21.0	21.5
Goodwill	97.0	97.0

	$10,495.6	$10,248.8

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 3)	$539.1	$1,324.1
Accounts payable and accrued charges	906.7	1,183.6
Current portion of derivative instrument liabilities	82.3	108.1

	1,528.1	2,615.8
Long-term debt (Note 4)	2,824.7	1,739.5
Derivative instrument liabilities	139.1	120.4
Future income tax liability	701.9	794.2
Accrued pension and other post-retirement benefits	258.0	253.4
Accrued environmental costs and asset retirement obligations	131.5	133.4
Other non-current liabilities and deferred credits	3.3	3.2

	5,586.6	5,659.9

Contingencies and Guarantees (Notes 14 and 15, respectively)
Shareholders’ Equity
Share capital	1,405.0	1,402.5
Unlimited authorization of common shares without par value; issued and outstanding 295,292,397 and 295,200,987 at March 31, 2009 and December 31, 2008, respectively Unlimited authorization of first preferred shares; none outstanding

Contributed surplus	128.1	126.2
Accumulated other comprehensive income	694.9	657.9
Retained earnings	2,681.0	2,402.3

	4,909.0	4,588.9

	$10,495.6	$10,248.8

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended March 31
	2009	2008

Sales (Note 8)	$922.5	$1,890.6
Less: Freight	37.6	102.4
Transportation and distribution	27.0	32.3
Cost of goods sold	628.3	899.9

Gross Margin	229.6	856.0

Selling and administrative	43.4	47.2
Provincial mining and other taxes	33.0	99.4
Foreign exchange gain	(30.2)	(27.7)
Other income (Note 10)	(35.0)	(11.9)

	11.2	107.0

Operating Income	218.4	749.0
Interest Expense (Note 11)	23.2	11.2

Income Before Income Taxes	195.2	737.8
Income Taxes (Note 6)	(113.1)	171.8

Net Income	308.3	566.0
Retained Earnings, Beginning of Period	2,402.3	2,279.6
Repurchase of Common Shares	-	(500.6)
Dividends	(29.6)	(32.0)

Retained Earnings, End of Period	$2,681.0	$2,313.0

Net Income Per Share (Note 7)
Basic	$1.04	$1.79
Diluted	$1.02	$1.74

Dividends Per Share	$0.10	$0.10

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2009	2008

Operating Activities
Net income	$308.3	$566.0

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	74.0	79.9
Stock-based compensation	2.5	2.8
Loss on disposal of property, plant and equipment	0.5	0.1
Provision for auction rate securities	-	43.1
Foreign exchange on future income tax	(13.8)	(4.7)
Recovery of future income tax	(116.5)	(20.6)
Undistributed earnings of equity investees	(37.9)	(23.4)
Derivatives	(45.3)	(17.1)
Other long-term liabilities	11.1	(0.6)

Subtotal of adjustments	(125.4)	59.5

Changes in non-cash operating working capital
Accounts receivable	137.4	(211.4)
Inventories	60.6	(123.1)
Prepaid expenses and other current assets	(26.8)	(24.2)
Accounts payable and accrued charges	(255.4)	175.5

Subtotal of changes in non-cash operating working capital	(84.2)	(183.2)

Cash provided by operating activities	98.7	442.3

Investing Activities
Additions to property, plant and equipment	(366.1)	(196.5)
Purchase of long-term investments	-	(174.5)
Proceeds from disposal of property, plant and equipment	0.3	0.3
Other assets and intangible assets	(11.2)	(4.0)

Cash used in investing activities	(377.0)	(374.7)

Cash before financing activities	(278.3)	67.6

Financing Activities
Proceeds from long-term debt obligations	760.0	-
Repayment of and finance costs on long-term debt obligations	(690.4)	-
Proceeds from short-term debt obligations	215.1	13.5
Dividends	(29.7)	(31.8)
Repurchase of common shares	-	(420.5)
Issuance of common shares	1.6	16.3

Cash provided by (used in) financing activities	256.6	(422.5)

Decrease in Cash and Cash Equivalents	(21.7)	(354.9)
Cash and Cash Equivalents, Beginning of Period	276.8	719.5

Cash and Cash Equivalents, End of Period	$255.1	$364.6

Cash and cash equivalents comprised of:
Cash	$42.7	$71.5
Short-term investments	212.4	293.1

	$255.1	$364.6

Supplemental cash flow disclosure
Interest paid	$15.5	$14.3
Income taxes paid	$147.2	$158.5

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended March 31
(Net of related income taxes)	2009	2008

Net income	$308.3	$566.0

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	73.7	149.0
Net (losses) gains on derivatives designated as cash flow hedges(2)	(45.2)	44.1
Reclassification to income of net losses (gains) on cash flow hedges(3)	8.6	(5.7)
Unrealized foreign exchange (losses) gains on translation of self-sustaining foreign operations	(0.1)	1.6

Other comprehensive income	37.0	189.0

Comprehensive income	$345.3	$755.0

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities, and are net of income taxes of $26.8 (2008 — $30.4)

(2)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(27.5) (2008 — $18.9)

(3)	Net of income taxes of $(5.3) (2008 — $2.5)

Condensed Consolidated Statements of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

	March 31,	December 31,
(Net of related income taxes)	2009	2008

Net unrealized gains on available-for-sale securities(1)	$835.5	$761.8
Net unrealized losses on derivatives designated as cash flow hedges(2)	(137.2)	(100.6)
Unrealized foreign exchange losses on translation of self-sustaining foreign operations	(3.4)	(3.3)

Accumulated other comprehensive income	694.9	657.9
Retained Earnings	2,681.0	2,402.3

Accumulated Other Comprehensive Income and Retained Earnings	$3,375.9	$3,060.2

(1)	$986.2 before income taxes (2008 — $885.7)

(2)	$(218.9) before income taxes (2008 — $160.2)

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009
(in millions of US dollars except share, per-share, percentage and ratio amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 16. The accounting policies used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2008 annual consolidated financial statements, except as described below.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2008 annual consolidated financial statements. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Change in Accounting Policy

Goodwill and Intangible Assets

In February 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Other Intangible Assets”, and Section 3450, “Research and Development Costs”. The purpose of this section is to provide more specific guidance on the recognition of internally developed intangible assets, and requires that research and development expenditures be evaluated against the same criteria as expenditures for intangible assets. The section substantially harmonizes Canadian standards with International Financial Reporting Standards (“IFRSs”) and applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.

Also in February 2008, the CICA amended portions of Section 1000, “Financial Statement Concepts”, which the CICA concluded permitted deferral of costs that did not meet the definition of an asset. The amendments apply to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.

The implementation of these standards, which the company adopted effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

Recent Accounting Pronouncements

IFRSs

In April 2008 and March 2009, the Accounting Standards Board published exposure drafts on “Adopting IFRSs in Canada”. The exposure drafts propose to incorporate the IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. The exposure drafts make possible the early adoption of IFRSs by Canadian entities. The company is currently reviewing the standards to determine the potential impact on its consolidated financial statements.

Mining Exploration Costs

In March 2009, the Emerging Issues Committee (“EIC”) of the CICA issued EIC-174 “Mining Exploration Costs” to clarify when an enterprise may capitalize mining exploration costs and when and how impairment of exploration costs is determined. EIC-174 is effective for financial statements issued subsequent to its release. The conclusions of the EIC did not have any impact on the company’s consolidated financial statements.

2.	Inventories

	March 31,	December 31,
	2009	2008

Finished products	$351.1	$421.8
Intermediate products	147.8	117.1
Raw materials	50.7	67.8
Materials and supplies	109.5	108.2

	$659.1	$714.9

During the three months ended March 31, 2009, inventories of $517.8 (2008 — $872.8) were expensed through cost of goods sold. Write-downs of finished products of $12.5 were included in cost of goods sold during the three months ended March 31, 2009 (2008 — NIL). For the three months ended March 31, 2009, the company recorded reversals of previous write-downs of finished products in the amount of $5.7. The carrying amount of inventory recorded at net realizable value was $132.3 at March 31, 2009 and $181.3 at December 31, 2008 with the remaining inventory recorded at cost.

3.	Short-Term Debt and Current Portion of Long-Term Debt

	March 31,	December 31,
	2009	2008

Commercial paper	$538.9	$324.8
Credit facility	-	1,000.0

	538.9	1,324.8
Current portion of long-term debt	0.2	0.2
Less net unamortized debt costs	-	(0.9)

	$539.1	$1,324.1

Effective January 21, 2009, the company’s 364-day credit facility was amended to increase available borrowings to $1,500.0 and to extend the maturity date to May 28, 2010. The amount available under the credit facility was again increased on March 5, 2009 to $1,850.0. As the credit facility was extended for a period greater than one year, since January 21, 2009, draws made under it have been classified as long-term debt obligations. Draws of $1,000.0 under the facility were classified as short-term debt obligations at December 31, 2008. Since the facility matures in May 2010, any amounts outstanding at June 30, 2009 will be classified as current.

4.	Long-Term Debt

	March 31,	December 31,
	2009	2008

Senior Notes
7.750% notes due May 31, 2011	$600.0	$600.0
4.875% notes due March 1, 2013	250.0	250.0
5.875% notes due December 1, 2036	500.0	500.0
Credit facilities	1,485.0	400.0
Other	8.2	8.2

	2,843.2	1,758.2
Less net unamortized debt costs	(22.3)	(22.8)
Add unamortized interest rate swap gains	3.6	3.9

	2,824.5	1,739.3
Less current maturities	(0.2)	(0.2)
Add current portion of amortization	0.4	0.4

	$2,824.7	$1,739.5

The company has three long-term revolving credit facilities that provide for unsecured advances. The first is a $750.0 facility that provides for unsecured advances through May 31, 2013. As of March 31, 2009, $750.0 of borrowings were outstanding under this facility. The second facility is a $180.0 facility entered into on December 22, 2008, with a maturity date of December 21, 2010. As at March 31, 2009, $180.0 of borrowings were outstanding under this facility. The third is the company’s $1,850.0 facility that provides for unsecured advances through May 28, 2010 as described in Note 3. As at March 31, 2009, $555.0 of borrowings were outstanding under this facility.

5.	Capital Management

The company’s objectives when managing its capital are to maintain financial flexibility while managing its cost of, and optimizing access to, capital. In order to achieve these objectives, the company’s strategy, which was unchanged from 2008, was to maintain its investment grade credit rating.

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	March 31,	December 31,
	2009	2008

Short-term debt and current portion of long-term debt	$539.1	$1,324.1
Long-term debt	2,824.7	1,739.5

Total debt	3,363.8	3,063.6
Less: cash and cash equivalents	255.1	276.8

Net debt	3,108.7	2,786.8

Shareholders’ equity	4,909.0	4,588.9
Less: accumulated other comprehensive income	694.9	657.9

Adjusted shareholders’ equity	4,214.1	3,931.0

Adjusted capital(1)	$7,322.8	$6,717.8

(1)	Adjusted capital = (total debt − cash and cash equivalents) + (shareholders’ equity − accumulated other comprehensive income)

The company monitors capital on the basis of a number of factors, including the ratios of: adjusted earnings before interest expense, income taxes, depreciation and amortization, provision for auction rate securities and gain on sale of assets (“adjusted EBITDA”) to adjusted interest expense; net debt to adjusted EBITDA and net debt to adjusted capital. Adjusted EBITDA to adjusted interest expense and net debt to adjusted EBITDA are calculated utilizing twelve-month trailing adjusted EBITDA and adjusted interest expense.

	As At or For the
	12 Months Ended
	March 31,	December 31,
	2009	2008

Components of ratios
Adjusted EBITDA (twelve months ended)	$4,450.4	$5,030.0
Net debt	$3,108.7	$2,786.8
Adjusted interest expense (twelve months ended)	$122.1	$105.7
Adjusted capital	$7,322.8	$6,717.8

Ratios
Adjusted EBITDA to adjusted interest expense(1)	36.4	47.6
Net debt to adjusted EBITDA(2)	0.7	0.6
Net debt to adjusted capital(3)	42.5%	41.5%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (twelve months ended) / adjusted interest expense (twelve months ended)

(2)	Net debt to adjusted EBITDA = (total debt − cash and cash equivalents) / adjusted EBITDA (twelve months ended)

(3)	Net debt to adjusted capital = (total debt − cash and cash equivalents) / (total debt − cash and cash equivalents + total shareholders’ equity − accumulated other comprehensive income)

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares or issuance of new debt.

The decrease in adjusted EBITDA to adjusted interest expense is a result of a decrease in adjusted EBITDA and an increase in adjusted interest expense. The net debt to adjusted EBITDA ratio increased as net debt increased and adjusted EBITDA decreased. Net debt to adjusted capital ratio remained constant.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	March 31,	March 31,	December 31,	September 30,	June 30,	December 31,
	2009	2009	2008	2008	2008	2008

Net income	$3,237.5	$308.3	$788.0	$1,236.1	$905.1	$3,495.2
Income taxes	792.2	(113.1)	66.8	463.3	375.2	1,077.1
Interest expense	74.8	23.2	20.6	15.3	15.7	62.8
Depreciation and amortization	321.6	74.0	80.4	83.3	83.9	327.5
Provision for auction rate securities	45.7	-	17.5	27.5	0.7	88.8
Gain on sale of assets	(21.4)	-	-	(21.4)	-	(21.4)

Adjusted EBITDA	$4,450.4	$292.4	$973.3	$1,804.1	$1,380.6	$5,030.0

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	March 31,	March 31,	December 31,	September 30,	June 30,	December 31,
	2009	2009	2008	2008	2008	2008

Interest expense	$74.8	$23.2	$20.6	$15.3	$15.7	$62.8
Interest capitalized to property, plant and equipment	47.3	12.8	10.8	13.2	10.5	42.9

Adjusted interest expense	$122.1	$36.0	$31.4	$28.5	$26.2	$105.7

6.	Income Taxes

The company’s income tax provision was a recovery of $113.1 for the three months ended March 31, 2009 as compared to an expense of $171.8 for the same period last year. The effective tax rate for the three months ended March 31, 2009 was -58 percent compared to 23 percent for the first three months of 2008.

The provision for first-quarter 2009 included:

•	A future income tax recovery of $119.2 for a tax rate reduction resulting from an internal restructuring.

•	A current income tax recovery of $47.6 that related to an increase in permanent deductions in the US from prior years, which will have a positive impact on cash.

The provision for first-quarter 2008 included:

•	The benefit of a scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax.

•	A future income tax recovery of $42.0 that related to an increase in permanent deductions in the US from prior years.

•	No tax expense on the $25.3 gain that resulted from the change in fair value of the forward purchase contract for shares in Sinofert Holdings Limited (“Sinofert”) as the gain was not taxable.

7.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2009 of 295,232,000 (2008 — 315,662,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2009 was 303,324,000 (2008 — 326,081,000).

8.	Segment Information

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$269.2	$329.9	$323.4	$-	$922.5
Freight	6.7	18.2	12.7	-	37.6
Transportation and distribution	3.6	8.4	15.0	-	27.0
Net sales — third party	258.9	303.3	295.7	-
Cost of goods sold	92.3	294.5	241.5	-	628.3
Gross margin	166.6	8.8	54.2	-	229.6
Depreciation and amortization	7.5	39.0	25.3	2.2	74.0
Inter-segment sales	-	-	5.8	-	-

	Three Months Ended March 31, 2008

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$796.2	$513.2	$581.2	$-	$1,890.6
Freight	55.3	32.1	15.0	-	102.4
Transportation and distribution	11.4	8.0	12.9	-	32.3
Net sales — third party	729.5	473.1	553.3	-
Cost of goods sold	214.9	317.1	367.9	-	899.9
Gross margin	514.6	156.0	185.4	-	856.0
Depreciation and amortization	22.8	32.6	22.6	1.9	79.9
Inter-segment sales	-	4.2	42.0	-	-

9.	Pension and Other Post-Retirement Expenses

	Three Months
	Ended March 31
Defined Benefit Pension Plans	2009	2008

Service cost	$4.3	$3.8
Interest cost	11.1	10.0
Expected return on plan assets	(9.6)	(13.0)
Net amortization and change in valuation allowance	7.1	2.1

Net expense	$12.9	$2.9

	Three Months
	Ended March 31
Other Post-Retirement Plans	2009	2008

Service cost	$1.5	$1.4
Interest cost	4.1	4.0
Net amortization	0.1	0.1

Net expense	$5.7	$5.5

For the three months ended March 31, 2009, the company contributed $5.7 to its defined benefit pension plans, $8.4 to its defined contribution pension plans and $2.4 to its other post-retirement plans. Total 2009 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements for the year ended December 31, 2008 in the company’s 2008 financial review annual report.

10.	Other Income

	Three Months
	Ended March 31
	2009	2008

Share of earnings of equity investees	$37.9	$23.4
Gain on forward purchase contract for shares in Sinofert	-	25.3
Other	(2.9)	6.3
Provision for auction rate securities	-	(43.1)

	$35.0	$11.9

11.	Interest Expense

	Three Months
	Ended March 31
	2009	2008

Interest expense on
Short-term debt	$4.3	$1.7
Long-term debt	33.7	23.7
Interest capitalized to property, plant and equipment	(12.8)	(8.4)
Interest income	(2.0)	(5.8)

	$23.2	$11.2

12.	Financial Instruments and Related Risk Management

The company is exposed in varying degrees to a variety of financial risks from its use of financial instruments: credit risk, liquidity risk and market risk. The source of risk exposure and how each is managed is described in Note 28 to the consolidated financial statements for the year ended December 31, 2008 in the company’s 2008 financial review annual report.

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, accounts receivable, derivative instrument assets and auction rate securities. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$255.1	$276.8
Accounts receivable	1,052.5	1,189.9
Derivative instrument assets	15.3	17.9
Available-for-sale securities
Auction rate securities(1)	18.1	17.2

(1)	See Note 17.

The aging of trade receivables that were past due but not impaired was as follows:

	March 31,	December 31,
	2009	2008

1 — 30 days	$48.9	$33.3
31 — 60 days	0.5	8.7
Greater than 60 days	8.0	1.7

	$57.4	$43.7

A reconciliation of the accounts receivable allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008

Balance — beginning of period	$7.7	$5.9
Provision for receivables impairment	0.4	5.0
Receivables written off during the period as uncollectible (primarily related to offshore receivables)	-	(3.2)

Balance — end of period	$8.1	$7.7

Of total accounts receivable at March 31, 2009, $32.6 related to non-trade accounts, $150.9 related to margin deposits on derivative instruments and $533.4 represented amounts receivable from Canpotex Limited

(“Canpotex”). The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no amounts past due or impaired relating to the amounts owing to the company from Canpotex or the non-trade accounts receivable. Certain receivables of Canpotex relating to Brazilian customers totaling $72.0 are overdue and payment schedules have been agreed to.

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

	March 31, 2009
	Total		Amount Outstanding
	Amount		and Committed		Amount Available

Credit facilities	$2,780.0	(1)	$2,028.9	(1)	$751.1	(1)
Line of credit	75.0		26.0	(2)	49.0

(1)	The amount available under the $750.0 commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $543.9 of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

On December 12, 2007, the company filed a US shelf registration statement under which it may issue and sell up to $2,000.0 of additional debt securities subject to market conditions.

The company has an unsecured line of credit available for short-term financing (net of letters of credit of $26.0 and direct borrowings of NIL) in the amount of $49.0 at March 31, 2009 (2008 — $55.0). The line of credit is renewable annually each May beginning in 2009.

As at March 31, 2009, interest rates ranged from 0.85 percent to 2.13 percent on outstanding commercial paper denominated in Canadian dollars and 0.96 percent to 3.20 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 1.01 percent to 3.52 percent.

The table below presents a maturity analysis of the company’s financial liabilities based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	March 31,	Contractual	Within			Over
	2009	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$538.9	$546.2	$546.2	$-	$-	$-
Accounts payable and accrued charges(2)	413.0	413.0	413.0	-	-	-
Long-term debt obligations(1)	2,843.2	3,923.3	127.1	1,528.8	1,089.9	1,177.5
Derivative financial instrument liabilities
Foreign currency forward contracts	1.2
Outflow		238.4	238.4	-	-	-
Inflow		(237.2)	(237.2)	-	-	-
Natural gas hedging derivatives	220.2	230.6	81.4	75.1	24.5	49.6

	$4,016.5	$5,114.3	$1,168.9	$1,603.9	$1,114.4	$1,227.1

(1)	Contractual cash flows include contractual interest payments related to debt obligations. Interest rates on variable rate debt are based on prevailing rates at March 31, 2009.

(2)	Excludes taxes, accrued interest, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

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

	Carrying Amount	Foreign Exchange Risk
	of Asset (Liability)	5% increase		5% decrease
	at March 31,	in US$		in US$
	2009	Income	OCI	Income	OCI

Cash and cash equivalents denominated in Canadian dollars	$(2.4)	$0.1	$-	$(0.1)	$-
Accounts receivable denominated in Canadian dollars	7.4	(0.4)		0.4
Available-for-sale investments
Israel Chemical Ltd. denominated in New Israeli Shekels	1,165.7	-	(58.3)	-	58.3
Sinofert denominated in Hong Kong dollars	678.9	-	(33.9)	-	33.9
Short-term debt denominated in Canadian dollars	(346.2)	17.3	-	(17.3)	-
Accounts payable denominated in Canadian dollars	(95.0)	4.8	-	(4.8)	-
Derivative instruments
Foreign currency forward contracts	7.3	(40.1)	-	40.1	-

As at March 31, 2009, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $555.0 (December 31, 2008 — $873.0) at an average exchange rate of 1.2766 (December 31, 2008 — 1.1522) per US dollar. The company had also entered into other small forward contracts. Maturity dates for all forward contracts are within 2009.

Interest Rate Risk

The following table shows the company’s exposure to interest rate risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant interest rates. This analysis assumes all other variables remain constant.

	Carrying Amount	Interest Rate Risk
	of Asset (Liability)	1% decrease in		1% increase in
	at March 31,	interest rates		interest rates
	2009	Income	OCI	Income	OCI

Fixed rate instruments
Senior notes(1)	$(1,352.3)	$-	$-	$-	$-
Variable rate instruments
Cash and cash equivalents	255.1	(2.6)	-	2.6	-
Available-for-sale investments
Auction rate securities(2)	18.1	(1.3)	-	1.3	-
Credit facilities	(1,490.9)	14.9	-	(14.9)	-
Short-term debt obligations(3)	(538.9)	-	-	-	-

(1)	The company does not measure any fixed rate debt at fair value. Therefore, changes in interest rates will not affect income or OCI as there is no change in the carrying value of fixed-rate debt and interest payments are fixed.

(2)	See Note 17.

(3)	Commercial paper is excluded from interest rate risk on short-term obligations since interest rates are fixed for their stated period. The company is only exposed to interest rate risk on the issuance of new commercial paper. At March 31, 2009, short-term obligations consisted solely of commercial paper; therefore there is no interest rate risk on short-term debt.

Price Risk

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

	Carrying Amount	Price Risk
	of Asset (Liability)	10% decrease		10% increase
	at March 31,	in prices		in prices
	2009	Income	OCI	Income	OCI

Derivative instruments
Natural gas hedging derivatives	$(213.4)	$-	$(80.1)	$-	$81.2
Available-for-sale investments
Intercorporate investments	1,844.6	-	(184.5)	-	184.5
Auction rate securities(1)	18.1	n/a	n/a	n/a	n/a

(1)	Due to the current lack of an active market for these securities, price sensitivities are not determinable. See Note 17.

As at March 31, 2009, the company had derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 139.3 million MMBtu with maturities in 2009 through 2019. At December 31, 2008 the notional amount of swaps was 135.4 million MMBtu with maturities in 2009 through 2018.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	March 31,		December 31,
	2009		2008

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash and cash equivalents	$255.1	$255.1	$276.8	$276.8
Accounts Receivable	1,052.5	1,052.5	1,189.9	1,189.9
Derivative financial instruments	(206.1)	(206.1)	(210.6)	(210.6)
Investments	2,889.2	5,498.8	2,750.7	4,615.2
Short-term debt obligations	(539.1)	(539.1)	(1,323.9)	(1,323.9)
Accounts payable and accrued charges	(906.7)	(906.7)	(1,183.6)	(1,183.6)
Long-term debt	(2,843.2)	(2,788.6)	(1,758.2)	(1,730.3)

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt, and accounts payable and accrued charges is assumed to approximate carrying value. The effective interest rate on the company’s short-term debt at March 31, 2009 was 1.79 percent and 2.33 percent at December 31, 2008. The fair value of its senior notes at March 31, 2009 reflects the current yield valuation based on observed market prices. The current yield on the notes payable ranges from 4.30 percent to 7.29 percent. At December 31, 2008 the yield ranged from 5.05 percent to 6.73 percent. The fair value of the company’s other long-term debt instruments approximated carrying value.

13.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

14.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2009 or 2008.

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

Legal and Other Matters

Significant matters of note include the following:

•	In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Soil excavation activities are expected to begin in the third quarter of 2009. PCS Joint Venture and additional potentially responsible parties are negotiating with the USEPA a Remedial Design/Remedial Action Consent Decree, pursuant to which the parties will perform the ROD remedy. In addition, negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina (the “Court”) seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court entered an order bifurcating the case into two phases. In the third quarter of 2007, the Court issued its decision for the first phase of the case, in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. PCS Nitrogen has filed and is pursuing third-party complaints against owners and operators that it believes should be responsible parties with respect to the site. In the first quarter of 2009, the judge who had been handling the case disqualified himself and the case was transferred to a new judge. PCS Nitrogen has filed a motion to vacate the orders entered by the previous judge, including the order finding that PCS Nitrogen is a successor to a former owner of the site. PCS Nitrogen expects that the Court will issue a ruling on the motion to vacate in the second quarter of 2009. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

•	PCS Phosphate, along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with the USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of certain other costs associated with the Site, including reimbursement of the USEPA’s past costs. The cost of performing the removal at the Site is estimated at $65.0. The removal activities commenced at the Site in August 2007. The company anticipates recovering some portion of its expenditures in this matter from other liable parties. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy, with an estimated cost of $6.1, for Operable Unit 1. In October 2008, the USEPA issued special notice letters to PCS Phosphate and other alleged potentially responsible parties requiring a good-faith offer to perform and/or pay for the clean-up of Operable Unit 1, to perform further investigation at the Site and adjacent properties, and to reimburse USEPA for its past costs. In January 2009, in addition to good-faith offers made by other potentially responsible parties, PCS Phosphate, along with some of the Settling Parties, submitted a good-faith offer to the USEPA. The USEPA is reviewing the good-faith offers. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar plant is in violation of these requirements. As part of the initiative, the company entered into RCRA 3013 Administrative Orders on Consent to perform certain site assessment activities at its White Springs, Aurora and Geismar plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA also has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar and Lima plants. The company has met and will continue to meet with representatives of the USEPA and the US Department of Justice regarding potential resolutions of these matters. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before disturbing the wetlands. The company has a permit from the Corps to mine specified areas. This permit expires in 2017, but the reserves in these areas could be exhausted before then. The company is seeking a new permit from the Corps to mine additional areas. This process includes significant public review and comment that could affect current mitigation and reclamation practices. On March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund, and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings challenging the Certification issued to the Company by the North Carolina Department of Environment and Natural Resources Division of Water Quality pursuant to Section 401 of the Clean Water Act, 33 U.S.C. § 1341 and state rules (“401 Challenge”). The Company has intervened in this proceeding. On April 3, 2009, the USEPA sought review by the Assistant Secretary of the Army (“ASA”) of the District Corps of Engineer’s intent to issue a Section 404 permit (“404 Permit”) to the Company to continue its existing mining operations. On May 6, 2009, the ASA advised USEPA that the ASA supports the District’s intent to issue the 404 Permit. The Company intends to cooperate with the USEPA, the Corps and other federal agencies’ review and assist in the resolution of this matter. Failure to achieve resolution of the 404 Permit review and 401 Challenge would negatively affect our reserves and costs.

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, LP, formerly known as Arcadian Fertilizer, LP (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of certain real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site

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

•	In April 2009, the USEPA proposed rules to require greenhouse gas emission inventory reporting and to find that greenhouse gas emissions from mobile sources endanger public health and welfare. The company is evaluating the effects that these rules could have on our operations if they are finalized.

•	Between September 11 and October 2, 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight very similar antitrust complaints filed in federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. Five of the eight complaints were brought by plaintiffs who claim to have purchased potash directly from at least one of the defendants during the period between July 1, 2003 and the present (collectively, the “Direct Purchaser Plaintiffs”). All five Direct Purchaser Plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. The Direct Purchaser Plaintiffs, who filed a single, consolidated amended complaint on November 13, 2008, seek unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre- and post-judgment interest. The other three complaints were brought by plaintiffs who claim to be indirect purchasers of potash (collectively, the “Indirect Purchaser Plaintiffs”). The Indirect Purchaser Plaintiffs, who purport to sue on behalf of all persons who purchased potash indirectly in the United States, filed a single, consolidated amended complaint on November 13, 2008. In addition to the Sherman Act claim described above, the Indirect Purchaser Plaintiffs also assert claims for violation of various state antitrust laws; violations of various state consumer protection statutes; and for unjust enrichment. The Indirect Purchaser Plaintiffs seek injunctive relief, unspecified damages, treble damages where allowed, costs, fees and pre- and post-judgment interest. All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL (No. 1996), for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois (the “Court”). Two consolidated complaints, one for the Direct Purchaser Plaintiffs and one for the Indirect Purchaser Plaintiffs, have been filed. The Court has stayed all discovery pending disposition of anticipated motions to dismiss. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust law lawsuits is without merit and intend to defend them vigorously.

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

In addition, various other claims and lawsuits are pending against the company in the ordinary course of business. While it is not possible to determine the ultimate outcome of such actions at this time, and there exist inherent uncertainties in predicting such outcomes, it is the company’s belief that the ultimate resolution of such actions is not reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

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

In the normal course of operations, the company provides indemnifications, that are often standard contractual terms, to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying unaudited interim condensed consolidated financial statements with respect to these indemnification guarantees (apart from any appropriate accruals relating to the underlying potential liabilities).

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2009, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $608.9. It is unlikely that these guarantees will be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions. Accordingly, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At March 31, 2009, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) provisionally approved the plans in July 2000. In July 2001, a CDN $2.0 irrevocable Letter of Credit was posted. The company submitted a revised plan when it was due in 2006. In early 2009, the MOE advised that the 2006 decommissioning and reclamation plans were approved and advised of its preferred position regarding the financial assurances to be provided by the company. The financial assurances will be subject to ongoing discussions with the MOE, and the company has been advised that these financial assurances are to be in place by June 30, 2009. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of March 31, 2009. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at March 31, 2009, $26.0 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

16. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

Canadian GAAP varies in certain significant respects from US GAAP. As required by the US Securities and Exchange Commission (“SEC”), the effect of these principal differences on the company’s unaudited interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 33 to the consolidated financial statements for the year ended December 31, 2008 in the company’s 2008 financial review annual report.

(a) Inventory valuation: Under Canadian GAAP, when the circumstances that previously caused inventories to be written down below cost no longer exist or when there is clear evidence of an increase in net realizable value because of changed economic circumstances, the amount of the write-down is reversed. The reversal is limited to the amount of the original write-down. Under US GAAP, the reversal of a write-down is not permitted unless the reversal relates to a write-down recorded in a prior interim period during the same fiscal year.

(b) Long-term investments: Certain of the company’s investments in international entities are accounted for under the equity method. Accounting principles generally accepted in those foreign jurisdictions may vary in certain important respects from Canadian GAAP and in certain other respects from US GAAP. The company’s share of earnings of these equity investees under Canadian GAAP has been adjusted for the significant effects of conforming to US GAAP.

(c) Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP, they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose was determined based on discounted expected future net cash flows.

(d) Depreciation and amortization: Depreciation and amortization under Canadian GAAP is higher than under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment under Canadian and US GAAP.

(e) Exploration costs: Under Canadian GAAP, capitalized exploration costs are classified under property, plant and equipment. For US GAAP, these costs are generally expensed until such time as a final feasibility study has confirmed the existence of a commercially mineable deposit.

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

(h) Offsetting of certain amounts: US GAAP requires an entity to adopt a policy of either offsetting or not offsetting fair value amounts recognized for derivative instruments and for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted a policy to offset such amounts. Under Canadian GAAP offsetting of the margin deposits is not permitted.

(i) Stock-based compensation: Under Canadian GAAP, the company’s stock-based compensation plan awards classified as liabilities are measured at intrinsic value at each reporting period. US GAAP requires that these liability awards be measured at fair value at each reporting period. The company uses a Monte Carlo simulation model to estimate the fair value of its performance unit incentive plan liability for US GAAP purposes. As at March 31, 2009, the difference between Canadian and US GAAP was not significant.

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

(l) Income tax consequences of stock-based employee compensation: Under Canadian GAAP, the income tax benefit attributable to stock-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period (the “excess benefit”) is considered to be a permanent difference. Accordingly, such amount is treated as an item that reconciles the statutory income tax rate to the company’s effective tax rate. Under US GAAP, the excess benefit is recognized as additional paid-in capital.

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three months ended March 31, 2009, income taxes paid under US GAAP were $148.1 (2008 — $159.2).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months
	Ended March 31
	2009	2008

Net income as reported — Canadian GAAP	$308.3	$566.0
Items increasing (decreasing) reported net income
Inventory valuation (a)	(5.7)	-
Depreciation and amortization (d)	2.1	2.1
Exploration costs (e)	-	(5.9)
Stock-based compensation (i)	(0.4)	2.0
Stripping costs (j)	(0.3)	(0.7)
Share of earnings of equity investees (b)	(0.6)	(0.6)
Pension and other post-retirement benefits (f)	0.3	0.1
Deferred income taxes relating to the above adjustments (k)	3.9	0.1
Income taxes related to US GAAP effective tax rate (k, l)	0.6	(3.2)
Income taxes related to stock-based compensation (l)	(0.6)	(17.3)
Income taxes related to uncertain income tax positions (m)	(8.1)	3.7

Net income — US GAAP	$299.5	$546.3

Basic weighted average shares outstanding — US GAAP	295,232,000	315,662,000

Diluted weighted average shares outstanding — US GAAP	303,323,000	326,073,000

Basic net income per share — US GAAP	$1.01	$1.73

Diluted net income per share — US GAAP	$0.99	$1.68

	March 31,	December 31,
	2009	2008

Total assets as reported — Canadian GAAP	$10,495.6	$10,248.8
Items increasing (decreasing) reported total assets
Inventory (a)	(5.7)	-
Property, plant and equipment (c)	(90.7)	(92.8)
Exploration costs (e)	(13.0)	(13.0)
Stripping costs (j)	(37.0)	(36.7)
Pension and other post-retirement benefits (f)	(97.7)	(105.2)
Margin deposits associated with derivative instruments (h)	(150.9)	(91.1)
Investment in equity investees (b)	0.7	1.3
Income tax asset related to uncertain income tax positions (m)	24.1	24.8
Goodwill (c)	(46.7)	(46.7)

Total assets — US GAAP	$10,078.7	$9,889.4

	March 31,	December 31,
	2009	2008

Total shareholders’ equity as reported — Canadian GAAP	$4,909.0	$4,588.9
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Cumulative-effect adjustment in respect of uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(243.6)	(246.6)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (c)	(218.0)	(218.0)
Inventory valuation (a)	(5.7)	-
Depreciation and amortization (d)	80.6	78.5
Exploration costs (e)	(13.0)	(13.0)
Stripping costs (j)	(37.0)	(36.7)
Pension and other post-retirement benefits (f)	16.1	15.8
Share of earnings of equity investees (b)	0.7	1.3
Deferred income taxes relating to the above adjustments (k)	34.0	30.1
Income taxes related to US GAAP effective tax rate (k, l)	(81.7)	(82.3)
Income taxes related to uncertain income tax positions (m)	78.4	86.5

Shareholders’ equity — US GAAP	$4,518.6	$4,203.3

Supplemental US GAAP Disclosures

Fair Value Measurement

The following table presents the company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and 2008.

				Fair Value Measurements Using:
	Carrying			Quoted Prices in
	Amount			Active Markets for	Significant Other	Significant
	of Asset			Identical Assets or	Observable	Unobservable
	(Liability)	Cash Collateral		Liabilities	Inputs	Inputs
Description	at March 31	Netting		(Level 1)	(Level 2)	(Level 3)

March 31, 2009
Derivative instrument assets	$15.3	$-		$-	$8.5	$6.8
Derivative instrument liabilities	(70.5)	150.9	(1)	-	(55.2)	(166.2)
Available-for-sale securities	1,862.7	-		1,844.6	-	18.1
March 31, 2008
Derivative instrument assets	$123.6	$(56.9	)(1)	$-	$-	$180.5
Derivative instrument liabilities	(4.6)	-		-	(4.6)	-
Available-for-sale securities	3,123.2	-		3,080.1	-	43.1

(1)	Amount represents the effect of legally enforceable master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

	Three Months
	Ended March 31
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For Derivative Instruments	2009	2008

Beginning balance, January 1	$(110.8)	$127.7
Total gains (losses) (realized and unrealized) before income taxes
Included in earnings	(8.4)	6.0
Included in other comprehensive income	(52.2)	56.8
Purchases, sales, issuances and settlements	12.0	(10.0)

Ending balance, March 31	$(159.4)	$180.5

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to instruments still held at the reporting date	$(0.4)	$(0.3)

Gains (losses) (realized and unrealized) included in earnings for the period reported in Cost of Goods Sold	$(8.4)	$6.0

	Three Months
	Ended March 31
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For Available-For-Sale Securities	2009	2008

Beginning balance, January 1	$17.2	$56.0
Total gains (losses) (realized and unrealized) before income taxes
Included in earnings	-	(43.1)
Included in other comprehensive income	0.9	30.2

Ending balance, March 31	$18.1	$43.1

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to instruments still held at the reporting date	$-	$(43.1)

Losses (realized and unrealized) included in earnings for the period reported in Other income	$-	$(43.1)

Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. The standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standard increases convergence with IFRSs, as it relates to disclosures of derivative instruments. The applicable disclosures under this standard, which the company adopted effective January 1, 2009, are included below and in Note 12.

Accounting for Derivative Instruments

Derivative financial instruments are used by the company to manage its exposure to exchange rate, interest rate and commodity price fluctuations. The company recognizes its derivative instruments at fair value on the Consolidated Statements of Financial Position where appropriate. Contracts to buy or sell a non-financial item that can be settled net in cash or another financial instrument, or by exchanging financial instruments, as if the contracts were financial instruments (except contracts that were entered into and continue to be held for the purpose of the receipt or delivery of a non-financial item in accordance with expected purchase, sale or usage requirements), are accounted for as derivative financial instruments.

The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For strategies designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in income against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the change in the fair value of the derivative is accumulated in OCI until the variability in cash flows being hedged is recognized in earnings in future accounting periods. Ineffective portions of hedges are recorded in earnings in the current period. The change in fair value of derivative instruments not designated as hedges is recorded in income in the current period.

The company’s policy is not to use derivative financial instruments for trading or speculative purposes, although it may choose not to designate a relationship as an accounting hedge. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking derivatives to specific assets and liabilities or to specific firm commitments or forecast transactions. The company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. Hedge effectiveness related to the company’s natural gas hedges is assessed on a prospective and retrospective basis using regression analyses. A hedging relationship may be terminated because the hedge ceases to be effective; the underlying asset or liability being hedged is derecognized; or the derivative instrument is no longer designated as a hedging instrument. In such instances, the difference between the fair value and the accrued value of the hedging derivatives upon termination is deferred and recognized into earnings on the same basis that gains, losses, revenue and expenses of the previously hedged item are recognized. If a hedging relationship is terminated because it is no longer probable that the anticipated transaction will occur, then the net gain or loss accumulated in OCI is recognized into earnings in the current period.

Cash Flow Hedges

The company is exposed to commodity price risk resulting from its natural gas requirements. Its natural gas strategy is based on diversification for its total gas requirements (which represent the forecast consumption of natural gas volumes by its manufacturing and mining facilities). Its objective is to acquire a reliable supply of natural gas feedstock and fuel on a location-adjusted, cost-competitive basis in a manner that minimizes volatility without undue risk. The company employs derivative commodity instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of managing its exposure to commodity price risk in the purchase of natural gas, not for speculative or trading purposes. The company has an Advisory Committee, comprised of members from senior management, responsible for developing policies and establishing procedural requirements relating to its natural gas activities. Such policies include the establishment of limits for the portion of its natural gas requirements that will be hedged as well as the types of instruments that may be utilized for such hedging activities. Natural gas futures and swap agreements, used to manage the cost of natural gas, are generally designated as cash flow hedges of anticipated transactions.

The portion of gain or loss on derivative instruments designated as cash flow hedges that are deferred in accumulated OCI is reclassified into cost of goods sold when the product containing the hedged item impacts earnings. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. Of the gains and losses at March 31, 2009, approximately $81.8 of losses will be reclassified to cost of goods sold within the next 12 months.

Derivative Instruments Not Designated as Hedging Instruments

The company uses foreign currency forward contracts for the primary purpose of limiting exposure to exchange rate fluctuations relating to expenditures denominated in currencies other than the US dollar. These contracts are not designated as hedging instruments for accounting purposes. Accordingly, they are marked-to-market with changes in fair value recognized through foreign exchange gain or loss in earnings.

Fair Values of Derivative Instruments in the Consolidated Statements of Financial Position

		March 31,	December 31,
Fair value of derivative instrument assets:	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments
Natural gas contracts	Current portion of derivative instrument assets	$0.1	$0.1
Natural gas contracts	Derivative instrument assets	6.7	11.5

Total derivatives designated as hedging instruments		6.8	11.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Current portion of derivative instrument assets	8.5	6.3

Total derivative instrument assets		$15.3	$17.9

		March 31,	December 31,
Fair value of derivative instrument liabilities:	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments
Natural gas contracts	Current portion of derivative instrument liabilities	$81.1	$50.2
Natural gas contracts	Derivative instrument liabilities	139.1	120.4

Total derivatives designated as hedging instruments		220.2	170.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Current portion of derivative instrument liabilities	1.2	57.9

Total derivative instrument liabilities		$221.4	$228.5

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended March 31

Location of (Loss)
						Gain Recognized in	Amount of (Loss) Gain
			Location of (Loss)	Amount of (Loss) Gain		Income (Ineffective	Recognized in Income
	Amounts of (Loss) Gain		Gain Reclassified	Reclassified from		Portion and Amount	(Ineffective Portion and
	Recognized in OCI		from Accumulated	Accumulated OCI into		Excluded from	Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	Income (Effective Portion)		Effectiveness	Effectiveness Testing)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008

Natural gas contracts	$(72.5)	$63.4	Cost of goods sold	$(13.7)	$8.6	Cost of goods sold	$(0.2)	$(0.4)

		Amount of Gain (Loss)
Derivatives Not Designated		Recognized in Income
as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2009	2008

Foreign currency forward contracts	Foreign exchange loss	$(3.6)	$(5.3)

Contingent Features

Certain of the company’s derivative instruments contain provisions that require the company’s debt to maintain specified credit ratings from two of the major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $216.1 for which the Company has posted collateral of $150.9 in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, the Company would have been required to post an additional $63.7 of collateral to its counterparties.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1 which amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This statement shall be applied prospectively. The implementation of SFAS No. 141(R) and FSP FAS 141(R)-1, effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement shall be applied prospectively. The implementation of SFAS No. 160, effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

Framework for Fair Value Measurement

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of FSP FAS 157-2, effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

FASB Accounting Standards Codification

In December 2008, the FASB announced that on July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) is expected to officially become the single source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. Following the FASB Board’s approval of the Codification, expected as of July 1, 2009, the company will be required to reference the Codification when discussing authoritative US GAAP in the company’s consolidated financial statements issued subsequent to this date.

Fair Value Measurement, Impairments and Disclosure

In April 2009, the FASB issued FSP FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” and FSP FAS 115-a, FAS 124-a and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 157-e provides amended and enhanced guidance on fair value measurement in inactive markets. The new guidance specifically addresses determining whether or not a market is not active and whether a transaction in that market is considered to be distressed. FSP FAS 115-a, FAS 124-a and EITF-99-20-b, requires an entity to assess the likelihood of disposing of certain debt securities prior to recovering its cost basis. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize only the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. Both of these FSPs are effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Also, in April 2009, the FASB issued FSP FAS 107-b and APB 28-a, “Interim Disclosure about Fair Value of Financial Instruments”. This statement amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements. The statement is effective for interim and annual periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FASB concluded that early adoption is available only if FSP FAS 157-e, FSP FAS 115-a, FAS 124-a and EITF-99-20-b and FSP FAS 107-b and APB 28-a are adopted simultaneously. The company is currently reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

17.	Subsequent Events

In April 2009, the company settled a claim it filed in an arbitration proceeding against an investment firm that purchased auction rate securities with a par value of $132.5 for the company’s account without the company’s authorization. The investment firm has paid the company the full par value of $132.5 in exchange for the transfer of the auction rate securities to the investment firm. The company will retain all interest paid and accrued on these securities through the date of the transfer of the securities to the investment firm. The company was also reimbursed by the investment firm for $3.0 of the company’s legal costs. Prior to the settlement, the company had recognized in income a loss of $115.3 related to these unauthorized securities placed in its account. In April 2009, the company will recognize a gain in the same amount to account for the settlement of this arbitration.

On May 1, 2009, the company closed the issuance of $500.0 of senior notes bearing interest of 5.25 percent due May 15, 2014 and $500.0 of senior notes bearing interest of 6.50 percent due May 15, 2019. The debt securities were issued under the company’s US shelf registration statement filed on December 12, 2007. The company intends to use the net proceeds to repay outstanding indebtedness under its revolving credit facilities and for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of May 7, 2009. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer enterprise by capacity, producing the three primary plant nutrients: potash, phosphate and nitrogen. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers who buy under contract and on the spot market; spot sales are more prevalent in North America. Fertilizers are sold primarily for spring and fall application in both Northern and Southern Hemispheres.

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

POTASHCORP VISION

Our vision is to play a key role in the global food solution while building long-term value for all our stakeholders. We strive to be the highest quality low-cost producer and sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We strive for increased earnings and to outperform our sector and companies on the DAXglobal Agribusiness Index in total shareholder return, a key measure of any company’s value.

We link our financial performance with areas of extended responsibility that include safety, the environment and all those who have a social or economic interest in our business. We focus on increased transparency to improve our relationships with all our stakeholders, believing this gives us a competitive advantage.

POTASHCORP STRATEGY

To provide our stakeholders with long-term value, our strategy focuses on generating growth while striving to minimize fluctuations in our upward-trending earnings line. This value proposition has given our stakeholders superior value for many years. We apply this strategy by concentrating on our highest margin products. Such analysis dictates our Potash First strategy, focusing our capital — internally and through investments — to build on our world-class potash assets and meet the rising global demand for this vital nutrient. By investing in potash capacity while producing to meet market demand, we create the opportunity for significant growth while limiting downside risk. We complement our potash operations with focused phosphate and nitrogen businesses that emphasize the production of high-margin products with stable and sustainable earnings potential.

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

As we plan our future, we carefully weigh our choices for our cash flow. We base all investment decisions on cash flow return materially exceeding cost of capital, evaluating the best return on any investment that matches our Potash First strategy. Most of our recent capital expenditures have gone to investments in our own potash capacity, and we look to increase our existing offshore potash investments and seek other merger and acquisition opportunities in this nutrient. We also consider share repurchase and increased dividends as ways to maximize shareholder value over the long term.

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

Our long-term goals and 2009 targets are set out on pages 35 to 37 of our 2008 Financial Review Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2009 Annual Target	to March 31, 2009
Achieve no harm to people.	Reduce total site severity injury rate by 25 percent by the end of 2011 from 2008 levels.	Total site severity injury rate was 0.82, representing a reduction of 16 percent for the first three months of 2009 compared to the 2008 annual level. The total site severity injury rate was not tracked in the first quarter of 2008.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 15 percent from 2008 levels.	Reportable release rate on an annualized basis declined 100 percent, annualized permit excursions were flat and annualized spills were flat during the first three months of 2009 compared to 2008 annual levels. Compared to the first three months of 2008, reportable releases were down 100 percent, permit excursions were flat and spills were down 33 percent.

Maximize long-term shareholder value.	Exceed total shareholder return for our sector and companies on the DAXglobal Agribusiness Index for 2009.	PotashCorp’s total shareholder return was 11 percent in the first three months of 2009 compared to the DAXglobal Agribusiness Index weighted average return of 3 percent and our sector weighted average return of 17 percent.

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2008 Financial Review Annual Report.

Earnings Guidance

The company’s guidance for the first quarter of 2009 was earnings per share in the range of $0.70 to $1.00 per share, assuming a period end exchange rate of 1.15 Canadian dollars per US dollar. Included in the annual effective tax rate guidance of 27-29 percent was a tax adjustment expected during the first quarter. The final result was net income of $308.3 million, or $1.02 per share, with a period-end exchange rate of 1.2602 Canadian dollars per US dollar and an effective tax rate of -58 percent for the quarter.

Overview of Actual Results

Operations

	Three Months Ended March 31

			Dollar	%
Dollars (millions) — except per-share amounts	2009	2008	Change	Change

Sales	$922.5	$1,890.6	$(968.1)	(51)
Freight	37.6	102.4	(64.8)	(63)
Transportation and distribution	27.0	32.3	(5.3)	(16)
Cost of goods sold	628.3	899.9	(271.6)	(30)

Gross margin	$229.6	$856.0	$(626.4)	(73)

Operating income	$218.4	$749.0	$(530.6)	(71)

Net income	$308.3	$566.0	$(257.7)	(46)

Net income per share — basic	$1.04	$1.79	$(0.75)	(42)

Net income per share — diluted	$1.02	$1.74	$(0.72)	(41)

Strong potash pricing and income tax recoveries contributed to first-quarter earnings of $1.02 per share, or $308.3 million, our second-highest first quarter ever even as volumes declined for all three nutrients and prices for nitrogen products and solid phosphate fertilizer weakened substantially. This result compares to the $1.74 per share, or $566.0 million, earned in last year’s record first quarter. First-quarter gross margin of $229.6 million compared to $856.0 million in the same period last year, with almost three-quarters of the current total generated by potash.

The global economic uncertainty that began in 2008 continued into 2009 causing most customers of the three primary nutrients to continue to exercise financial caution and draw down inventories while waiting for market stability. Farmers in the Northern Hemisphere are expected to reduce fertilizer application rates during the spring 2009 planting season, replicating what occurred in the Southern Hemisphere in the fourth quarter of 2008. This deferred purchasing took hold despite favorable farm economics associated with strengthening prices for most major crops. Potash movement was extremely slow in the first quarter as all major offshore markets destocked inventories and many buyers waited for the outcomes of contract negotiations with China and India. Industrial nitrogen and phosphate demand continued to be constrained due to poor global economic conditions.

Despite higher realized potash prices in the first three months of 2009 compared to the same period in 2008, significantly lower demand for potash caused segment gross margin as a percentage of net sales to decrease from 71 percent last year to 64 percent this year. Gains in pricing were offset by lower sales volumes caused by demand deferral, poor spring planting weather in the US and high inventory levels resulting in potash gross margin of $166.6 million in the first three months of 2009 compared to $514.6 million in the same period last year, a 68 percent decrease. Weak demand in fertilizer, feed and industrial segments resulted in quarterly phosphate gross margin of $8.8 million compared to $156.0 million for the same period last year. The higher fixed-cost nature of phosphate production resulted in segment gross margin as a percentage of net sales decreasing to 3 percent from 33 percent quarter over quarter. Lower prices for nitrogen products resulted in gross margin decreasing to $54.2 million in the quarter from $185.4 million in the first three months of 2008 and caused segment gross margin as a percentage of net sales to decrease to 18 percent from 34 percent.

Selling and administrative expenses were $3.8 million lower in the first quarter of 2009 compared to the same period of 2008 due to lower accruals for our short-term incentive plan, as a result of our financial performance being below budget and, for our medium-term incentive plan, our common share price rising less compared to the plan’s target. The price of our common shares increased slightly during the first quarter of 2009 increasing the value of deferred share units, though not as significantly as the increase during the first quarter of 2008, causing selling and administrative expenses to further decrease as compared to the same period in 2008. Provincial mining and other taxes declined 67 percent quarter over quarter as a result of lower potash margins and decreased sales tonnes compared to the same period last year. The Canadian dollar weakened during the first quarter of 2009, contributing to primarily non-cash foreign exchange gains of $30.2 million, $2.5 million higher than the first quarter of 2008 that saw gains of $27.7 million. Interest expense of $23.2 million was almost three times higher than the first quarter of 2008 due to higher debt levels. Other income increased $23.1 million quarter over quarter as our investments in Arab Potash Company Ltd. (“APC”) and Sociedad Quimica y Minera de Chile (“SQM”) contributed an additional $14.5 million during the three months ended March 31, 2009. Other income in 2008 included a $43.1 million provision for other-than-temporary impairment of auction rate securities, which was partially offset by a $25.3 million gain on the Sinofert Holdings Limited (“Sinofert”) forward share purchase contract.

Our effective tax rate for the three months ended March 31, 2009 was -58 percent (2008 —23 percent). An income tax recovery of $113.1 million resulted from a current year income tax provision of $53.7 million being offset by two recoveries that resulted from an internal restructuring, which reversed a future income tax liability, and an increase in permanent deductions in the US from prior years.

Other comprehensive income of $37.0 million for the first three months of 2009 fell $152.0 million from the same period last year due to falling natural gas prices creating unrealized losses on our natural gas hedging derivatives of $45.2 million, compared to unrealized gains of $44.1 million in the first quarter of 2008, while our combined investments in Israel Chemicals Ltd (“ICL”) and Sinofert contributed $75.3 million less than last year.

Balance Sheet

Total assets were $10,495.6 million at March 31, 2009, an increase of $246.8 million or 2 percent over December 31, 2008. Total liabilities declined by $73.3 million from December 31, 2008 to $5,586.6 million at March 31, 2009, and total shareholders’ equity increased by $320.1 million during the same period to $4,909.0 million.

Property, plant and equipment and investments were the largest contributors to the increase in assets during the first three months of 2009. Additions to property, plant and equipment were $366.1 million ($251.5 million, or 69 percent, related to the potash segment). Investments increased $138.5 million mainly due to the fair value of our investment in ICL increasing $167.6 million and our share of earnings in SQM and APC increasing $37.9 million, partially offset by a decrease in the fair value of our investment in Sinofert of $67.9 million during the quarter. Accounts receivable decreased $137.4 million or 12 percent compared to December 31, 2008 largely as a result of sales declining 8 percent in the month of March 2009 compared to December 2008. Our credit effectiveness index (the industry measure for assessing collection effectiveness) was 90 percent at March 31, 2009 compared to 95 percent at February 20, 2009, the date our Financial Review Annual Report was filed. During the first three months of 2009, phosphate inventories decreased $84.0 million, nitrogen inventories decreased $21.1 million and potash inventories increased $49.3 million, which resulted in a $659.1 million inventory balance at March 31, 2009 as compared to $714.9 million at December 31, 2008. Inventory quantities for potash and phosphate increased due to production outpacing demand, while nitrogen inventory quantities decreased due to reduced operating rates and reasonably strong demand for solid urea. Inventory values declined due to lower input costs.

At March 31, 2009, investments included auction rate securities carried at a fair value of $18.1 million (face value $132.5 million), as compared to $17.2 million as of December 31, 2008. All six investments continued to be illiquid at the end of the first quarter of 2009 reflecting illiquid or non-existent markets. In April 2009, the company settled an arbitration proceeding instituted against the investment firm that purchased the auction rate securities without our approval. In exchange for transferring the securities to the investment firm, we received $132.5 million in cash plus accrued interest and $3.0 million to cover legal costs.

Liabilities decreased as a result of the $276.9 million decrease in accounts payable and accrued charges, which was primarily attributable to: (1) income taxes payable, which were down $154.3 million as a result of payments made during the first three months of 2009; (2) $82.1 million lower accrued payroll due to 2008 incentives being paid out; and (3) trade payables that were down $49.7 million due to timing of expansion projects and lower volumes and prices for natural gas purchased for use in nitrogen production. Liabilities were further reduced by a $92.3 million reduction in the future income tax liability, most of which was due to a restructuring of one of our investment holdings during the quarter. Short-term debt decreased $785.0 million compared to December 31, 2008. The term of one of our credit facilities was extended beyond one year during the first three months of 2009 and, as a result, $1,000.0 million of draws that were classified as short-term debt at December 31, 2008 were reclassified as long-term debt at March 31, 2009, contributing to the $1,085.2 million increase in long-term debt at March 31, 2009. Partially offsetting the reduction in short-term debt was an additional $214.1 million of commercial paper issued.

Share capital, contributed surplus, accumulated other comprehensive income (“AOCI”) and retained earnings all increased at March 31, 2009 compared to December 31, 2008. AOCI increased $37.0 million as a result of a $73.7 million increase in unrealized gains on available-for-sale securities (primarily the company’s investment in ICL which increased $167.6 million, offset in part by a future income tax liability increase of $26.8 million and a $67.9 million decrease in the company’s investment in Sinofert) and a $36.6 million increase in net unrealized losses on our natural gas derivatives that qualify for hedge accounting. Net income of $308.3 million for the first three months of 2009 increased retained earnings while dividends declared of $29.6 million reduced the balance, for a net increase in retained earnings of $278.7 million at March 31, 2009 compared to December 31, 2008.

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

Potash

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$269.2	$796.2	(66)
Freight	6.7	55.3	(88)
Transportation and distribution	3.6	11.4	(68)

Net sales	$258.9	$729.5	(65)

Manufactured product
Net sales
North American	$85.4	$291.6	(71)	133	967	(86)	$639.91	$301.36	112
Offshore	168.0	432.0	(61)	341	1,569	(78)	$493.03	$275.36	79

	253.4	723.6	(65)	474	2,536	(81)	$534.35	$285.28	87
Cost of goods sold	88.5	211.7	(58)				$186.46	$83.43	123

Gross margin	164.9	511.9	(68)				$347.89	$201.85	72

Other miscellaneous and purchased product
Net sales	5.5	5.9	(7)
Cost of goods sold	3.8	3.2	19

Gross margin	1.7	2.7	(37)

Gross Margin	$166.6	$514.6	(68)				$351.48	$202.92	73

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Gross margin down $348.0 million compared to first quarter 2008.

•	Increased realized sales prices reflect price increases introduced in 2008.

•	Net sales down $470.6 million due to reduced sales volumes. Sales volumes 81 percent below last year due to major markets destocking inventories.

•	Inventories up 737,000 tonnes from first quarter 2008 and 565,000 tonnes from December 31, 2008 due to lower demand (partially offset by production curtailments).

•	Cost of goods sold per-tonne increased $103 per tonne due to production shutdown costs, brine inflow costs being allocated over fewer manufactured tonnes and higher royalties as a result of a higher potash sales price.

Potash gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2009 vs. 2008
		Change in
		Prices/Costs
	Change in
	Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total
Manufactured product
North American	$(207.9)	$45.2	$5.9	$(156.8)
Offshore	(273.3)	74.2	8.9	(190.2)
Change in market mix	1.3	(1.3)	-	-

Total manufactured product	$(479.9)	$118.1	$14.8	(347.0)
Other miscellaneous and purchased product				(1.0)

Total				$(348.0)

Sales and Cost of Goods Sold

The most significant contributors to the $348.0 million decrease in total gross margin quarter over quarter were as follows:

•	Total average realized price decreased from $625 per tonne in the fourth quarter of 2008 as a result of lower priced industrial contracts increasing to 20 percent of sales volumes from 6 percent. Although average realized potash prices in the first quarter of 2009 were down $90 per tonne from the trailing quarter, prices were up $249 per tonne compared to the first quarter in 2008 and up $385 per tonne compared to the first quarter in 2007. Due to price increases implemented throughout 2008 by Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, average realized offshore prices to major markets such as China, Brazil, India and Southeast Asia increased $218 per tonne from first quarter 2008. First-quarter 2009 realized offshore prices were below those of the trailing quarter, as much of the business in the current quarter was weighted toward lower-priced contract volumes to China (fulfilling remaining 2008 contract requirements in January 2009) and India (completing a contract that expired March 31, 2009). Additionally, Canpotex’s fixed transportation and distribution costs were absorbed by fewer sales tonnes. By the end of the first quarter of 2009, Brazil and Southeast Asian customers had worked through significant portions of their inventories and gradually began placing new orders at spot market prices of approximately $750 per tonne, comparable to spot prices before the financial downturn. North American realized prices increased $339 per tonne due to price increases introduced in the second and third quarters of 2008. Higher prices were realized in the North American market due, in part, to prices in offshore contracts lagging behind prices in the North American spot market and product mix (North American customers prefer premium priced granular product versus standard product more typically consumed offshore). Realized North American prices declined $101 per tonne from the trailing quarter as weak fertilizer demand led to price-lagging industrial volumes representing a higher proportion of total shipments.

•	Sales volumes during the quarter related primarily to contracts with offshore contract customers. Offshore sales volumes fell 78 percent. Similar to last year, Canpotex had not settled its annual price contract with China by the end of the first quarter, though unlike last year, other global customers have not yet placed significant orders prior to the China contract settling. Canpotex shipped 148,000 tonnes to China during 2009, down 17 percent from last year. India received 243,000 tonnes from Canpotex in the quarter, a decrease of 37 percent from last year. Canpotex shipments to Brazil were nil compared to 614,000 tonnes during 2008 as that country was directly affected by the timing of the economic crisis that took hold at the height of its soybean planting season in fourth-quarter 2008. The 98,000 tonnes sent to Indonesia, Malaysia and Taiwan in first-quarter 2009 was 82 percent below last year’s first quarter, as customers there worked through inventories. In North America, potash fertilizer sales ground to a virtual halt as farmers seemed to expect a price decline similar to those in nitrogen and phosphate fertilizers, despite very different underlying fundamentals. North American potash shipments for the first nine months of the current fertilizer year (July 2008 to March 2009) continued at a pace well below normal, 44 percent less than the previous five-year average. First-quarter volumes were further impacted by uncertainty about planting decisions, and weather delays. As a result, dealers continued to manage purchases carefully, buying only as much as needed so they could end the spring season with limited inventories.

•	As a result of our long-held strategy of matching production with market demand, production levels were down 59 percent as shutdown weeks increased from nil in 2008 to 39 weeks in 2009. Consequently, variable costs, including labor, natural gas, electricity, supplies and royalties decreased $83.7 million while overhead and maintenance costs decreased $38.7 million. Although cost of goods sold decreased 58 percent, sales volumes decreased 81 percent resulting in a $103 increase in cost of goods sold per tonne. The impact of higher potash royalty rates ($9 per tonne) as a result of higher potash prices negatively impacted the price variance in cost of goods sold by $4.0 million. The price variance in cost of goods sold was favorable due to brine inflow management costs at New Brunswick decreasing $7.7 million as surface drilling equipment was temporarily idled since further grouting from surface is not considered necessary, in the near term, to control the water inflow rate. As well, the weaker Canadian dollar relative to the US dollar positively impacted cost of goods sold by $16.3 million. The costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, contributing to the price component of the cost of goods sold variance being higher for the offshore market than for North America.

Total potash gross margin for the quarter ended March 31, 2009 and 2008 was as follows:

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$329.9	$513.2	(36)
Freight	18.2	32.1	(43)
Transportation and distribution	8.4	8.0	5

Net sales	$303.3	$473.1	(36)

Manufactured product
Net sales
Fertilizer — liquids	$44.1	$94.9	(54)	96	259	(63)	$457.62	$365.97	25
Fertilizer — solids	92.6	176.3	(47)	270	267	1	$342.75	$659.64	(48)
Feed	68.5	95.5	(28)	114	214	(47)	$603.39	$446.90	35
Industrial	94.6	91.2	4	116	192	(40)	$817.50	$474.90	72

	299.8	457.9	(35)	596	932	(36)	$503.25	$491.12	2
Cost of goods sold	292.5	304.6	(4)				$491.00	$326.64	50

Gross margin	7.3	153.3	(95)				$12.25	$164.48	(93)

Other miscellaneous and purchased product
Net sales	3.5	15.2	(77)
Cost of goods sold	2.0	12.5	(84)

Gross margin	1.5	2.7	(44)

Gross Margin	$8.8	$156.0	(94)				$14.77	$167.38	(91)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Gross margin down $147.2 million. Manufactured gross margin comprised of: industrial $35.1 million, liquid fertilizer $3.1 million, feed $(0.4) million and solid fertilizer $(30.5) million.

•	Flat average realized sales price per tonne result of price increases in liquid fertilizer, feed and industrial offset by price weakness in solid fertilizers.

•	Volumes for all manufactured products declined except solid fertilizer which remained flat, as customers exercised caution in the midst of economic uncertainty and drew down their own inventories while waiting for market stability.

•	Manufactured cost of goods sold declined $12.1 million but fixed costs allocated over fewer tonnes resulted in cost per tonne increasing 50 percent.

•	Shuttered production during the quarter not enough to offset 36 percent decrease in sales volumes causing inventory to double from 1.3 million tonnes at March 31, 2008 to 2.6 million tonnes at March 31, 2009, up from 1.9 million tonnes at December 31, 2008.

Phosphate gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2009 vs. 2008
		Change in
		Prices/Costs
	Change in
	Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$(25.0)	$8.8	$(0.7)	$(16.9)
Fertilizer — solids	0.7	(85.6)	(30.9)	(115.8)
Feed	(22.7)	17.8	(27.5)	(32.4)
Industrial	(19.4)	39.6	(0.5)	19.7
Change in market mix	(26.7)	26.6	(0.5)	(0.6)

Total manufactured product	$(93.1)	$7.2	$(60.1)	(146.0)
Other miscellaneous and purchased product				(1.2)

Total				$(147.2)

Sales and Cost of Goods Sold

Quarter over quarter total gross margin declined $147.2 million, largely as a result of the following changes:

•	Realized prices for solid fertilizer products decreased 48 percent, reflecting weaker market conditions and markedly lower prices for raw material inputs. Realized prices for liquid fertilizer and feed were higher due to price increases introduced in the second and third quarters of 2008. Industrial prices rose 72 percent as some of these products are sold to customers pursuant to contracts that contain cost-plus or market index provisions that lag current market conditions.

•	Sales volumes during the quarter were weak, as fertilizer customer sentiment was adversely impacted by uncertainty about planting decisions, weather delays, pricing direction and the economy. North American solid and liquid fertilizer customers carefully managed purchases, buying only as much as needed so they could end the spring season with low stocks. Total feed sales volumes declined 47 percent caused by weakening economics for beef, pork and poultry producers in the US, lower offshore demand and the use of cheaper feed phosphate sources as a substitute. Industrial sales volumes were down 40 percent due to increased competitive import activity and reduced demand in the US associated with the poor economic conditions.

•	Per-tonne cost of goods sold increased 50 percent mainly due to higher-priced inventories of sulfur and ammonia being used in production and fixed costs being allocated over fewer tonnes due to reduced operating rates at White Springs and Aurora. Sulfur costs were up 55 percent and negatively impacted the change in gross margin by $34.2 million while ammonia prices that were up 16 percent negatively impacted the gross margin change (particularly, solid fertilizers) by $4.1 million. Cost of goods sold was reduced by $0.4 million due to a reversal of previously written down finished goods while additional writedowns during the first quarter amounted to $11.8 million at March 31, 2009. Since production volumes of liquid fertilizer decreased the most out of the product lines, more fixed costs were allocated to solid fertilizer and feed resulting in those two product lines having a larger negative price variance impact on cost of goods sold.

Total phosphate gross margin for the quarter ended March 31, 2009 and 2008 was as follows:

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$323.4	$581.2	(44)
Freight	12.7	15.0	(15)
Transportation and distribution	15.0	12.9	16

Net sales	$295.7	$553.3	(47)

Manufactured product
Net sales
Ammonia	$90.9	$240.6	(62)	479	474	1	$189.74	$507.43	(63)
Urea	121.6	131.9	(8)	395	297	33	$308.10	$444.77	(31)
Nitrogen solutions/Nitric acid/Ammonium nitrate	73.0	130.7	(44)	386	555	(30)	$189.29	$235.35	(20)

	285.5	503.2	(43)	1,260	1,326	(5)	$226.69	$379.47	(40)
Cost of goods sold	236.6	326.6	(28)				$187.88	$246.29	(24)

Gross margin	48.9	176.6	(72)				$38.81	$133.18	(71)

Other miscellaneous and purchased product
Net sales	10.2	50.1	(80)
Cost of goods sold	4.9	41.3	(88)

Gross margin	5.3	8.8	(40)

Gross Margin	$54.2	$185.4	(71)				$43.02	$139.82	(69)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Gross margin down $131.2 million.

•	Realized sales prices fell dramatically due to declining raw material input costs and weak demand from both the fertilizer and non-fertilizer sectors.

•	Average natural gas costs, including hedging losses, decreased to $3.68 per MMBtu compared to $6.72 per MMBtu for the same period in 2008 due to lower US natural gas prices and Tampa ammonia prices to which our Trinidad natural gas is primarily indexed.

•	Our Trinidad operation, which benefits from long-term, lower-cost natural gas contracts, generated $22.1 million in first-quarter gross margin. Our US operations profited from lower gas costs in the first quarter and contributed $45.6 million in gross margin. While we benefitted from low-cost US gas in operations, we incurred $13.5 million in partially offsetting hedging losses.

Nitrogen gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2009 vs. 2008
		Change in
		Prices/Costs
	Change in
	Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Ammonia	$2.1	$(152.1)	$73.9	$(76.1)
Urea	23.7	(53.9)	16.5	(13.7)
Solutions, NA, AN	(17.9)	(17.8)	19.6	(16.1)
Hedge	-	-	(21.4)	(21.4)
Change in market mix	(31.6)	31.3	(0.1)	(0.4)

Total manufactured product	$(23.7)	$(192.5)	$88.5	(127.7)
Other miscellaneous and purchased product				(3.5)

Total				$(131.2)

Sales and Cost of Goods Sold

The total gross margin decrease of $131.2 million quarter over quarter was primarily attributable to the following changes:

•	Realized sales prices for nitrogen products dropped sharply against a backdrop of declining natural gas prices, weak downstream industrial demand for resins, nylons, plastics and rubber, soft ammonia demand for direct agricultural application and solid phosphate fertilizers, and high carryover inventories.

•	Although total nitrogen sales volumes were down 5 percent from last year’s first quarter, fertilizer volumes increased 32 percent due, in large part, to incremental export shipments. Industrial and feed volumes were down 23 percent, as our customers for these products continued to produce at operating rates well below normal in response to weak economic conditions. Ammonia sales volumes were flat versus the first quarter last year, with weak North American demand for direct application and solid phosphate fertilizers offset by export opportunities to high gas cost regions that had curtailed production. Urea sales volumes were up 33 percent due to increased offshore volumes. Nitrogen solutions sales volumes were down 29 percent as customers worked through high inventories during cool, wet spring weather conditions. Nitrogen solutions, nitric acid and ammonium nitrate volumes decreased due to decreased industrial demand in the US as certain of our customers’ facilities operated at lower rates due to the economic crisis.

•	Manufactured cost of goods sold decreased 28 percent due to lower volumes, lower natural gas costs and a recovery of previously written down inventory of $5.2 million. The price variance in cost of goods sold was favorable $88.5 million. Lower costs were offset somewhat by higher turnaround costs recognized in 2009 that were not incurred in 2008 and additional costs associated with a fire at one of our plants at Trinidad in March. Total average natural gas cost, including hedge, was 45 percent lower than first quarter 2008. Trinidad gas cost is primarily indexed to Tampa ammonia prices and averaged $2.02 per tonne in first quarter 2009 compared to $6.16 per tonne in first quarter 2008. US spot natural gas costs fell 40 percent while gains from US natural gas hedging activities of $7.9 million in 2008 turned into $13.5 million of losses in the first quarter of 2009. The cost of goods sold price variance was more favorable in ammonia than in other products as natural gas is a larger component of ammonia than downstream products and the cost of natural gas declined 56 percent during the quarter. In addition, a larger portion of previously written down inventories were reversed to ammonia.

Total nitrogen gross margin for the quarter ended March 31, 2009 and 2008 was as follows:

Expenses and Other Income

	Three Months Ended March 31

			Dollar	%
Dollars (millions)	2009	2008	Change	Change

Selling and administrative	$43.4	$47.2	$(3.8)	(8)
Provincial mining and other taxes	33.0	99.4	(66.4)	(67)
Foreign exchange gain	30.2	27.7	2.5	9
Other income	35.0	11.9	23.1	194
Interest expense	23.2	11.2	12.0	107
Income taxes	(113.1)	171.8	(284.9)	n/m

n/m = not meaningful

Selling and administrative expenses decreased quarter over quarter due to lower accruals for our short-term incentive plan, as a result of our financial performance being below budget and the impact of a slight increase in the price of our common shares during the first quarter of 2009 on the valuation of our medium-term incentive program and deferred share units, as compared to significant increases that occurred in the first quarter of 2008. These reductions were partially offset by higher consulting costs associated with improving the logistics of our transportation and distribution system and increased legal expenses.

Provincial mining and other taxes decreased principally due to lower potash revenue and gross margin impacting our Saskatchewan Potash Production Tax and corporate capital tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profit tax component was down $44.1 million or 64 percent in the first quarter of 2009 over the same period in 2008, largely because Saskatchewan-produced potash gross margin decreased 64 percent. Corporate capital tax expense decreased $22.2 million quarter over quarter with lower potash sales revenues.

The impact of a weaker Canadian dollar relative to the US dollar on the period-end translation of Canadian dollar denominated monetary items on the Condensed Consolidated Statement of Financial Position, partially offset by losses recognized on treasury activity, contributed to a foreign exchange gain of $30.2 million during the first quarter of 2009. Similarly, the Canadian dollar weakened relative to the US dollar in the first quarter of 2008 and treasury activity produced losses that were insignificant.

Other income increased $23.1 million, to almost three times the amount in the first quarter of 2008. Our share of earnings from equity investments in APC and SQM increased $14.5 million in the first quarter of 2009 compared to the first quarter of 2008 as a result of strong earnings caused by high potash prices. Other income in the first quarter of 2008 included a $25.3 million gain from the change in fair value of the company’s forward purchase contract to acquire additional shares of Sinofert, more than offset by a $43.1 million provision for other-than-temporary impairment of auction rate securities.

The interest expense category increased $12.0 million compared to the first quarter of 2008. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended March 31

				%
Dollars (millions) - except percentage amounts	2009	2008	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$2,429.7	$1,358.6	$1,071.1	79
Weighted average interest rate	4.5%	6.5%	(2.0)%	(31)
Short-term debt obligations
Weighted average outstanding	$526.8	$92.8	$434.0	468
Weighted average interest rate	2.0%	4.2%	(2.2)%	(52)

The higher average balance of long-term debt obligations outstanding in the first quarter of 2009 compared to the same period in 2008 led interest expense on long-term debt to increase $10.0 million. Average interest rates on long-term debt were 31 percent lower due to lower rates on draws under our credit facilities classified as long-term during the first quarter of 2009 that did not exist in the first quarter of 2008. Capitalized interest during 2009 reduced interest expense by $12.8 million in the first quarter. Interest expense on short-term debt increased $2.6 million quarter over quarter while interest income on invested cash declined $3.8 million from the same period last year.

The company’s income tax provision was a recovery of $113.1 million for the three months ended March 31, 2009 as compared to an expense of $171.8 million for the same period last year. The effective tax rate decreased to −58 percent for the three months ended March 31, 2009 from 23 percent for the three months ended March 31, 2008. First-quarter 2009 included two discrete tax adjustments resulting in a tax benefit of $166.8 million. A tax rate reduction resulting from an internal restructuring provided a non-cash future income tax recovery of $119.2 million. An increase in permanent deductions in the US from prior years resulted in a current income tax recovery of $47.6 million, which will have a positive impact on cash.

The effective tax rate for the three months ended March 31, 2008 was affected by the benefit of scheduled reductions in the Canadian federal income tax rate applicable to resource companies along with the elimination of a surtax. In addition, a future income tax recovery of $42.0 million was recorded that related to an increase in permanent deductions in the US from prior years. Finally, the $25.3 million gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

Excluding discrete items, for the first quarter of 2009, 95 percent of the effective tax rate pertained to current income taxes and 5 percent related to future income taxes. The increase in the current income tax provision from 90 percent in the same period last year was largely due to a decrease in Canadian temporary differences in the first quarter of 2009 compared to the same quarter last year.

Current Market Conditions

The decline in global financial markets and economies that began towards the last half of 2008 continued to affect demand for our products and prices of publicly traded securities. As a result, the following section analyzes selected aspects of our business that are or could be affected.

The company had record cash flows from operations in 2008 as a result of strong earnings. We expect cash flows for the 2009 fiscal year to be sufficient to fund operations while declines in first-quarter sales and possible declines in second-quarter sales due to current economic conditions may necessitate the use of additional debt. On May 1, 2009, the company closed the issuance of $500.0 million of its 5.25% Notes due May 15, 2014 and $500.0 million of its 6.50% Notes due May 15, 2019. Our capital expansion plans remain unchanged and will be funded with cash flows from operations and available borrowings. While the commercial paper market had some constraints, liquidity in the market has recently improved. Although access to the commercial paper market was limited during the second half of 2008 and early in the first quarter of 2009, we were able to finance short-term needs through other borrowings. The company continues to have access to debt financing under existing bank credit facilities. The current ratings on the company’s long-term debt are Baa1 with a stable outlook from Moody’s and A− with a stable outlook from Standard & Poor’s. Both ratings were confirmed in our bond offering subsequent to March 31, 2009.

During the quarter, potash prices remained near record levels while demand was significantly lower. Phosphate prices and volumes were down significantly while in nitrogen, prices were lower while demand declined slightly. The decrease in demand caused a decline in revenue reducing cash flow from operations by 78 percent compared to the first quarter of 2008. To match production to market demand we reduced potash production by 1.5 million tonnes or 59 percent and phosphoric acid production by 294,000 tonnes or 56 percent compared to first quarter 2008 levels. Cash flows from operating and financing activities were used to fund capital expenditures, including our continuing potash mine expansion projects. Certain costs are incurred in Canadian dollars and we will continue to use foreign exchange hedging products to manage the impact of foreign exchange rates on our cash flows.

While market values of our investments in other publicly traded companies have decreased from previous highs reached during 2008, the market values continue to exceed cost. Investments also continue to generate earnings and/or dividends to the company.

The decline in plan asset valuations in the company’s defined benefit pension plans as of December 31, 2008 will require additional future increases in contributions from the company. We estimate $105.8 million will be paid to the defined benefit pension plan throughout 2009 with the majority of contributions to be made in the third and fourth quarters. Recommended contributions as determined by actuarial valuation calculations at December 31, 2008 increased from the prior year but are expected to be funded through operations and other sources, if necessary.

The company evaluates the creditworthiness of its major customers on an ongoing basis and there were no significant changes to such customers’ ability to pay for product orders during the first quarter. For the three months ended March 31, 2009, $0.4 million of provision for doubtful accounts was recorded while actual bad debts experienced was nil. Given the slowdown in demand for all three nutrients, we will continue to carefully manage our credit risk relating to trade receivables through our credit management program, and customers that fail to meet specified benchmark credit standards may be required to transact with us on a prepayment basis or some other form of credit support.

The carrying values of our inventories were considered in the context of our accounting policy to record inventories at the lower of average cost and net realizable value.

Natural gas prices, which are a significant input cost in the production of nitrogen, fell during the quarter. We enter into derivative contracts to manage the cost of natural gas and as a result of natural gas price declines our cash deposits to counterparties as required under these agreements increased by $61.9 million during the quarter. In the event natural gas prices continue to fall, we will be required to increase cash deposits to counterparties as required under our agreements. We continue to consider the impact by which our cash flow may be affected by changes in natural gas prices or our credit rating, and determined that cash flows from operations and financing sources are sufficient to meet potential obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Demand is typically slower during the first quarter but was lower than recent years as a result of uncertainty caused by the global economic crisis. Despite significant declines in sales volumes, potash net sales during the quarter exceeded fixed cost of sales and period costs by $199.7 million. Phosphate and nitrogen net sales exceeded fixed cost of sales and period costs by $180.3 million and $201.0 million, respectively. As we expect demand to pick up in the second half of 2009, we do not anticipate cash flow constraints related to production.

The following aggregated information about our contractual obligations and other commitments aims to provide insight into our short- and long-term liquidity and capital resource requirements. The information presented in the table below does not include obligations that have original maturities of less than one year or planned capital expenditures.

Contractual Obligations and Other Commitments

	March 31, 2009
Dollars (millions)	Payments Due By Period

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$2,843.2	$0.2	$1,342.2	$1,000.8	$500.0
Estimated interest payments on long-term debt obligations	1,080.1	126.9	186.6	89.1	677.5
Operating leases	675.6	101.5	169.5	144.5	260.1
Purchase obligations	767.7	163.5	244.3	130.3	229.6
Other commitments	78.0	29.6	25.4	10.2	12.8
Other long-term liabilities	984.8	132.4	124.1	92.6	635.7

Total	$6,429.4	$554.1	$2,092.1	$1,467.5	$2,315.7

Long-term Debt

Long-term debt consists of $1,350.0 million of senior notes issued under US shelf registration statements, $1,485.0 million of long-term debt outstanding under credit facilities, a net of $5.9 million under back-to-back loan arrangements (described in Note 13 to the consolidated financial statements in our 2008 financial review annual report) and other commitments of $2.3 million payable over the next 3 years.

The senior notes represent 47 percent of our total long-term debt obligations portfolio and are unsecured. Of the senior notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. On May 1, 2009, we closed the issuance of an additional $1,000.0 million aggregate principal amount of senior notes. $500.0 million of the newly issued notes bear interest at 5.25 percent and mature on May 15, 2014, and $500.0 million bear interest at 6.5 percent and mature on May 15, 2019.

Three long-term revolving credit facilities represent 52 percent of our total long-term debt obligations at March 31, 2009 and provide for unsecured advances of $750.0 million (available until May 31, 2013), $180.0 million (available until December 21, 2010) and $1,850.0 million (available until May 28, 2010). The first two facilities were fully drawn at the end of the quarter while $555.0 million of borrowings was outstanding under the latter facility.

There are no sinking fund requirements. The senior notes are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of other debt in excess of $50.0 million. The other long-term debt instruments are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, for other long-term debt, an event of default for non-payment of other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at March 31, 2009. Under certain conditions related to change in control, the company is required to make an offer to purchase all, or any part, of the senior notes due 2036 at 101 percent of the principal amount of the senior notes repurchased, plus accrued interest. Principal covenants and events of default under the credit facilities are the same as those under the line of credit.

The estimated interest payments on long-term debt obligations in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at March 31, 2009.

Operating Leases

We have long-term operating lease agreements for land, buildings, port facilities, equipment, ocean-going transportation vessels and railcars, the latest of which expires in 2038. The most significant operating leases consist of two items. The first is our lease of railcars, which extends to approximately 2025. The second is our lease of four vessels for transporting ammonia from Trinidad. One vessel agreement runs through 2018; the others terminate in 2016.

Purchase Obligations

We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid, which provide for minimum purchase quantities and, in some cases, prices that are based on market rates at the time of delivery. The purchase obligations and other commitments included in the table above are based on current contract prices.

We have entered into long-term natural gas contracts with the National Gas Company of Trinidad and Tobago Limited, the latest of which expires in 2018. The contracts provide for prices that vary primarily with ammonia market prices, escalating floor prices and minimum purchase quantities. The commitments included in the table above are based on the floor prices and minimum purchase quantities.

We also have long-term agreements for the purchase of phosphate rock used at our Geismar facility. The commitments included in the table above are based on the expected purchase quantity and current net base prices.

Other Commitments

Other operating commitments consist principally of a port facility throughput contract, which expires in 2018, various rail and vessel freight contracts, the latest of which expires in 2012, and mineral lease commitments, the latest of which expires in 2029.

Other Long-term Liabilities

Other long-term liabilities consist primarily of accrued pension and other post-retirement benefits, future income taxes, environmental costs and asset retirement obligations.

Future income tax liabilities may vary according to changes in tax laws, tax rates and the operating results of the company. Since it is generally impractical to determine whether there will be a cash impact in any particular year, all long-term future income tax liabilities have been reflected in the “over 5 years” category in the table above.

Capital Expenditures

During 2009, we expect to incur capital expenditures, including capitalized interest, of approximately $1,335 million for opportunity capital, approximately $300 million to sustain operations at existing levels and approximately $35 million for site improvements.

The most significant project on which funds will be spent in 2009 relates to a major debottlenecking and expansion project that will increase potash production at our Cory, Saskatchewan operation by 2.6 million tonnes from 2008 levels to 3.0 million tonnes, including 750,000 tonnes of new compaction capacity. The project is comprised of an initial project on which work began in May 2007, plus an increase in scope announced in July 2008. The initial project, which is a new 1.2-million-tonne-per-year red potash product mill is scheduled for completion by July 2010. The additional project announced in July 2008 will add 1.0 million tonnes of the same red potash product capacity with construction and ramp-up of the project to be completed by the end of 2012. The initial project is expected to cost approximately CDN $892 million, plus capitalized interest, and the additional project has an estimated cost of CDN $220 million bringing the total Cory expansion costs to CDN $1.1 billion. We expect to spend CDN $420 million, plus capitalized interest, on the Cory expansion projects in 2009.

We expect to spend CDN $415 million, plus capitalized interest, in 2009 on our 2-million-tonne-per-year potash mine and expanded milling operations in New Brunswick. The four-year construction project has an estimated cost of CDN $1.7 billion, plus capitalized interest, which includes CDN $100 million for additional upgraded granular production capability. Construction of the mill expansion is expected to be complete at the end of the fourth quarter of 2011.

At our Rocanville, Saskatchewan plant, we announced a project in 2007 that will bring over 2.0 million tonnes of additional capacity to the plant. The project requires a new mine shaft, extensive expansion to the existing mill site and expansion of the leased mining areas and will take five years to complete. In July 2008, we announced an increase in scope of this project such that an additional 700,000 tonnes of capacity expansion will be incorporated into the 2-million-tonne mine and mill project. With an additional investment of CDN $1.0 billion, the project now is expected to add a total of 2.7 million tonnes at a cost of CDN $2.8 billion and raise the facility’s annual capacity to 5.7 million tonnes. Construction of the mill is scheduled for completion at the end of 2012 with ramp-up over the following two years. Expected expenditures in 2009 are CDN $300 million, plus capitalized interest.

In the phosphate division, we began construction of a new sulfuric acid plant at our Aurora, North Carolina facility in 2007. The total cost of this project is approximately $260 million, plus capitalized interest, with $138 million projected to be spent in 2009. The project is scheduled to be completed in the fourth quarter of 2009.

In July 2008, we announced a debottlenecking project at our Allan, Saskatchewan operation which will add 1.0 million tonnes of annual production capability and raise its annual capacity to 3.0 million tonnes per year. Construction and ramp-up are scheduled for completion by the end of 2012. This project has an estimated cost of CDN $550 million, plus capitalized interest, of which CDN $48 million is expected to be spent in 2009.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Investment Risk — Liquidity

Investments in Auction Rate Securities

Investments at March 31, 2009 include auction rate securities with maturities extending through 2046. The securities include credit linked notes with a face value of $48.3 million and collateralized debt obligations with a face value of $84.2 million. All investments were rated AAA when acquired.

As of March 31, 2009, the balance recorded in investments related to these auction rate securities was $18.1 million (face value $132.5 million). The impairment represented the company’s estimate of diminution in value as of March 31, 2009 resulting from the current lack of liquidity for these investments and the challenging sub-prime mortgage and housing markets at period-end, which created uncertainty as to the ultimate recoverability. As of March 31, 2009, $115.3 million of the decline in value was considered other-than-temporary while a $0.9 million recovery was recorded through other comprehensive income. In April 2009, the securities were transferred to the investment firm that originally purchased the auction rate securities without our authorization, in exchange for cash of $135.5 million, which represents the full face value of the securities and legal costs. We also retained all interest earned on the securities.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended March 31

			$	%
Dollars (millions)	2009	2008	Change	Change

Cash provided by operating activities	$98.7	$442.3	$(343.6)	(78)
Cash (used in) investing activities	(377.0)	(374.7)	(2.3)	1
Cash provided by (used in) financing activities	256.6	(422.5)	679.1	n/m

n/m = not meaningful

The following table presents summarized working capital information as at March 31, 2009 compared to December 31, 2008:

	March 31,	December 31,		%
Dollars (millions) — except ratio amounts	2009	2008	Change	Change

Current assets	$2,106.3	$2,267.2	$(160.9)	(7)
Current liabilities	$(1,528.1)	$(2,615.8)	$1,087.7	(42)
Working capital	$578.2	$(348.6)	$926.8	n/m
Current ratio	1.38	0.87	0.51	59

n/m = not meaningful

Working capital was positive at the end of the quarter as compared to negative at December 31, 2008. At December 31, 2008, draws of $1,000.0 million under one of our credit facilities were classified as short-term; at March 31, 2009, draws made under this facility were considered long-term as the facility was extended in January 2009 to May 2010. Liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings against our lines of credit, commercial paper, draw-downs under our credit facilities and long-term debt issued under our US shelf registration statement. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities.

Cash provided by operating activities declined $343.6 million quarter over quarter, largely attributable to the $257.7 million decrease in net income and increase in non-cash items, including a $95.9 million increase in the recovery of future income tax largely resulting from an internal restructuring. Cash flows from working capital changes were $99.0 million higher than the first quarter of 2008 due to cash inflows from accounts receivable increasing $348.8 million (due to falling sales volumes during the quarter compared to rising sales volumes and prices in the prior year) and inventories decreasing $183.7 million (due to shuttered production and lower input costs in 2009 compared to maximum production and higher inputs in 2008). These outpaced cash outflows that reduced accounts payable and accrued charges by $430.9 million compared to first-quarter 2008 as: (i) income and potash production taxes payable fell during the quarter due to payments made on taxes accrued for a very profitable 2008; (ii) compensation incentive accruals payable declined in the first quarter of 2009 as vested awards under the 2006-2008 medium-term incentive plan were paid; (iii) the first quarter of 2008 included payables for shares repurchased that did not settle until the following month, whereas no such payables existed in 2009; (iv) natural gas and sulfur accruals were lower in 2009 as input costs had declined; and (v) natural gas prices declined in the first quarter of 2009 causing cash margin deposits to be paid, as opposed to margin deposits being held during the first quarter of 2008.

Cash used in investing activities increased $2.3 million quarter over quarter. The most significant cash outlays during the first three months of 2009 and 2008 included:

•	Our spending on property, plant and equipment was $366.1 million in the first quarter of 2009, an increase of $169.6 million compared to the same period in 2008. Approximately 69 percent (2008 — 61 percent) of our consolidated capital expenditures for the first quarter related to the potash segment.

•	During the first three months of 2008, $173.7 million was paid to settle the company’s forward purchase contract for shares of Sinofert.

Cash provided by financing activities was $256.6 million during the first quarter of 2009 as a result of issuing commercial paper and drawing $85.0 million on our credit facilities versus the corresponding period in 2008 when cash of $420.5 million was used primarily to repurchase our common shares. Proceeds from long-term debt obligations totaled $760.0 million in the first quarter of 2009 compared to nil in the first quarter of 2008, while $690.4 million of long-term debt obligations and financing costs were paid during the first three months of 2009 compared to nil for the same period in the prior year.

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources, if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements in 2009, exclusive of any possible acquisitions, as was the case in 2008. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Principal Debt Instruments

			March 31, 2009

	Total		Amount Outstanding
Dollars (millions)	Amount		and Committed		Amount Available

Credit facilities	$2,780.0	(1)	$2,028.9	(1)	$751.1	(1)
Line of credit	75.0		26.0	(2)	49.0

(1)	The amount available under the $750.0 million commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $543.9 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facilities and fixed rates on our senior notes. As of March 31, 2009, interest rates ranged from 0.85 percent to 2.13 percent on outstanding commercial paper denominated in Canadian dollars and 0.96 percent to 3.20 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 1.01 percent to 3.52 percent.

The commercial paper market was constrained during the second half of 2008 and became available to us towards the end of the first quarter of 2009. Our three long-term revolving credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. We also have a $75.0 million line of credit that is effective through May 2009. Outstanding letters of credit and direct borrowings reduce the amount available. The line of credit and credit facilities have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facilities and line of credit require a debt-to-capital ratio of less than or equal to 0.60:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses, and unrealized gains and losses in respect of hedging instruments) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $650.0 million. The credit facilities and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of CDN $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the debt owing under the credit facilities and line of credit, and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as at March 31, 2009.

Commercial paper is normally a source of same day cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade. The company’s investment grade rating as measured by Moody’s senior debt ratings remained unchanged from December 31, 2008 at Baa1 with a stable outlook. Our investment grade rating as measured by Standard & Poor’s senior debt ratings remained unchanged from December 31, 2008 at A- with a stable outlook.

Our $1,350.0 million of senior notes were issued under US shelf registration statements under which no additional amounts are available for issuance. On December 12, 2007, we filed a US shelf registration statement under which we could issue and sell up to $2,000.0 million of additional debt securities, subject to market conditions. On May 1, 2009, we closed the issuance of $1,000.0 million aggregate principal amount of senior notes under this US shelf registration statement.

For the first three months of 2009, our weighted average cost of capital was approximately 9.61 percent (2008 — 12.46 percent), of which 89 percent represented equity (2008 — 98 percent).

Outstanding Share Data

The company had 295,292,397 common shares issued and outstanding at March 31, 2009 compared to 295,200,987 common shares issued and outstanding at December 31, 2008. During the first quarter of 2009, the company issued 91,410 common shares pursuant to the exercise of stock options and our dividend reinvestment plan. At March 31, 2009, there were 12,770,180 options to purchase common shares outstanding under the company’s six stock option plans, as compared to 13,448,664 at December 31, 2008 under six stock option plans.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our Consolidated Statements of Financial Position or are recorded on our Consolidated Statements of Financial Position in amounts that differ from the full contract amounts. Principal off-

balance sheet activities we undertake include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. These types of arrangements are discussed below.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) — except	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
per-share amounts	2009	2008	2008	2008	2008	2007	2007	2007
Sales	$922.5	$1,870.6	$3,064.3	$2,621.0	$1,890.6	$1,431.4	$1,295.0	$1,353.1

Gross margin	229.6	873.1	1,741.0	1,437.3	856.0	535.0	475.1	501.4

Net income	308.3	788.0	1,236.1	905.1	566.0	376.8	243.1	285.7

Net income per share — basic	1.04	2.63	4.07	2.91	1.79	1.19	0.77	0.91

Net income per share — diluted	1.02	2.56	3.93	2.82	1.74	1.16	0.75	0.88

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2009 were $159.3 million (2008 — $371.7 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2008 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first three months of 2009.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2009, and Notes 1 and 16 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

International Financial Reporting Standards

Of particular note is the area of International Financial Reporting Standards (“IFRSs”). In April 2008 and March 2009, the Accounting Standards Board (“AcSB”) published exposure drafts on “Adopting IFRSs in Canada”. The exposure drafts propose to incorporate the IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. The exposure drafts make possible the early adoption of IFRSs by Canadian entities.

In June 2008, the Canadian Securities Administrators (“CSA”) published a staff notice which stated that it is prepared to recommend exemptive relief on a case-by-case basis to permit a domestic Canadian issuer to prepare its financial statements in accordance with IFRSs for a financial period beginning before January 1, 2011. The US Securities and Exchange Commission (“SEC”) issued a final rule in January 2008 that would allow some foreign private issuers to use IFRSs, without reconciliation to US GAAP, effective for certain 2007 financial statements. In November 2008, the SEC issued a proposed roadmap for the potential mandatory adoption of IFRSs by issuers in the US and a proposed rule that would allow the optional use of IFRSs by certain qualifying domestic issuers. Provided it is appropriate to do so, we anticipate adopting IFRSs earlier than the AcSB’s mandatory adoption deadline of January 1, 2011.

The company has commenced the process to transition from current Canadian GAAP to IFRSs. We have established a project team that is led by finance management, and will include representatives from various areas of the organization as necessary to plan for and achieve a smooth transition to IFRSs. Regular progress reporting to the audit committee of the Board of Directors on the status of the IFRSs implementation project has been instituted.

The implementation project consists of three primary phases, which in certain cases will be in process concurrently as IFRSs are applied to specific areas from start to finish:

•	Scoping and diagnostic phase — This phase involves performing a high-level impact assessment to identify key areas that may be impacted by the transition to IFRSs. As a result of these procedures, the potentially affected areas are ranked as high, medium or low priority.

•	Impact analysis, evaluation and design phase — In this phase, each area identified from the scoping and diagnostic phase will be addressed in order of descending priority, with project teams established as deemed necessary. This phase involves specification of changes required to existing accounting policies, information systems and business processes, together with an analysis of policy alternatives allowed under IFRSs and development of draft IFRSs financial statement content. Broader implication on our business activities will be assessed including whether there are implications for debt covenants, compensation arrangements, hedging activities, budgeting and management reporting. Also in this phase, internal controls over financial reporting and disclosure controls and procedures will be evaluated to ensure that they remain effective both during and after the transition to IFRSs.

•	Implementation and review phase — This phase includes execution of changes to information systems, business processes and internal controls, completing formal authorization processes to approve recommended accounting policy changes and conducting training programs across the company’s finance and other staff, as necessary. It will culminate in the collection of financial information necessary to compile IFRSs-compliant financial statements, embedding IFRSs in business processes, elimination of any unnecessary data collection processes and audit committee approval of IFRSs financial statements. Implementation also involves delivery of further training to staff as revised systems begin to take effect.

The company completed the scoping and diagnostic phase in June 2008, and is now in the impact analysis, evaluation and design phase. Our analysis of IFRSs and comparison with currently applied accounting principles have identified a number of differences. Many of the differences identified are not expected to have a material impact on the reported results and financial position. However, there may be significant changes following from the IFRSs accounting principles and provisions for first time adoption of IFRSs on certain areas. The company has not yet determined the full accounting effects of adopting IFRSs. However, we do not expect the adoption of IFRSs to materially impact the underlying cash flows, profitability trends of our operating performance, debt covenants or compensation arrangements.

Most adjustments required on transition to IFRSs will be made, retrospectively, against opening retained earnings as of the date of the first comparative balance sheet presented based on standards applicable at that time. Transitional adjustments relating to those standards where comparative figures are not required to be restated will only be made as of the first day of the year of adoption.

IFRS 1, “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”), provides entities adopting IFRSs for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRSs. The company is analyzing the various accounting policy choices available and will implement those determined to be most appropriate in our circumstances.

Set out below are the key areas where changes in accounting policies are expected that may impact the company’s consolidated financial statements. The list and comments below should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, analysis of changes is still in process and not all decisions have been made where choices of accounting policies are available. We note that the standard-setting bodies that promulgate Canadian GAAP and IFRSs have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. In particular, we expect that there may be new or revised IFRSs issued during 2009 in relation to consolidation, liabilities, discontinued operations, related party disclosures, joint ventures, share-based payments and first-time adoption. We have processes in place to ensure that such potential changes are closely monitored and evaluated. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described below are those existing based on Canadian GAAP and IFRSs today. At this stage, the company is not able to reliably quantify the impacts expected on our consolidated financial statements for these differences.

Impairment of Assets

Canadian GAAP generally uses a two-step approach to impairment testing: first comparing asset carrying values with undiscounted future cash flows to determine whether impairment exists; and then measuring any impairment by comparing asset carrying values with fair values. International Accounting Standard (“IAS”) 36, “Impairment of Assets”, uses a one-step approach for both testing for and measurement of impairment, with asset carrying values compared directly with the higher of fair value less costs to sell and value in use (which uses discounted future cash flows). This may potentially result in more writedowns where carrying values of assets were previously supported under Canadian GAAP on an undiscounted cash flow basis, but could not be supported on a discounted cash flow basis. However, the extent of any new writedowns may be partially offset by the requirement under IAS 36 to reverse any previous impairment losses where circumstances have changed such that the impairments have been reduced. Canadian GAAP prohibits reversal of impairment losses.

Employee Benefits

IAS 19, “Employee Benefits”, requires the past service cost element of defined benefit plans to be expensed on an accelerated basis, with vested past service costs expensed immediately and unvested past service costs recognized on a straight-line basis until the benefits become vested. Under Canadian GAAP, past service costs are generally amortized on a straight-line basis over the average remaining service period of active employees expected under the plan. In addition, actuarial gains and losses are permitted under IAS 19 to be recognized in other comprehensive income rather than through profit or loss. IFRS 1 also provides an option to recognize all cumulative actuarial gains and losses existing at the date of transition immediately in retained earnings.

Share-Based Payments

IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair values of the awards. Canadian GAAP on the other hand requires that such payments be measured based on intrinsic values of the awards. This difference is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans such as our performance unit incentive plan.

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

The company’s Risk Management Process of identification, management, and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported quarterly to the audit committee. Detailed discussion of the PotashCorp Risk Management Process can be found on pages 39 and 40 of our 2008 Financial Review Annual Report as well as in our 2008 Annual Report on Form 10-K. Risk management discussions specific to potash, phosphate and nitrogen operations can be found on pages 18, 24 and 30, respectively, of the 2008 Financial Review Annual Report.

The company recognizes damage to reputation as its most severe risk, which is mitigated by ongoing and transparent communication with stakeholders, commitment to sustainability, and leading-edge corporate governance practices. Moreover, significant investments and operations in a number of countries subject the company to business risks which could be exaggerated by differences in domestic culture, political and economic conditions, policies, laws and regulations. The company may also be adversely affected by changing anti-trust laws in operating jurisdictions worldwide.

The risks of greatest potential impact to potash reported in the 2008 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers and undertaking sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan mitigation includes ground penetrating radar development and the installation of protective canopies on mining machines.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, and employing natural gas price risk hedging strategies where appropriate.

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

OUTLOOK

The weakening of nutrient markets around the world reflects a response to the global economic downturn and is not founded in fertilizer industry fundamentals or crop economics. This situation cannot continue indefinitely without potential consequences to the world’s food supply. Crop nutrition is a matter of science, and with world population rising by more than 75 million each year, logic dictates that more people will require increased food production. Moreover, people in developing nations with expanding economies want to improve the quality of their lives, beginning with their diet. This expectation cannot be met without increasing crop production to feed more people and animals. Soil is the primary asset of every farm — and protecting soil fertility by replenishing nutrients is essential for sustainability and improved yields. To ignore proper fertilization — even for a season — creates the potential for significant food production shortages and higher crop prices. This impact can be seen in the Southern Hemisphere, where farmers materially reduced fertilizer applications and, with less-than-ideal weather conditions in the most recent planting season, are now experiencing substantial declines in yield.

Governments around the world recognize the economic and social importance of this issue and, even in the midst of the current global economic crisis, are allocating significant resources to stimulate and support agricultural development. China’s State Council, for example, approved a program in early April to increase its domestic grain production capacity by 50 million tonnes by 2020, demonstrating its understanding of the importance and necessity of long-term growth in food production. The factors leading to what was described in early 2008 as a global food crisis have not gone away, they have only been overshadowed by the attention paid to current economic issues.

Fertilizer inventories exist at several key points in the supply chain, beginning with nutrients resident in the soil that feed the plants being grown. Those nutrients are harvested with every crop and consumed by animals or people. If they are not replaced in the soil, future crop production and the nutritional value of plants grown are compromised. After two consecutive record global harvests, nutrient removal from the world’s soils has been significant, creating a need to rebuild soil fertility, particularly with potash. Fertilizer inventories also exist in dealer warehouses or farm storage bins. In response to the economic conditions over the past nine months, many dealers and farmers continue destocking their inventories and deferring new purchases. As a result, potash inventories in the supply chain, beginning with the soil, are depleting and must be rebuilt. Slow demand is resulting in a rapidly growing gap between the higher levels of inventory held by potash producers and what the supply chain and soils require.

In North America and around the world, farmers and dealers appear to be waiting for potash prices to follow a downward trend similar to phosphate and nitrogen. We believe these expectations are misguided, as the fundamentals of potash globally are very different from the other nutrients. As demonstrated in 2007 and most of 2008, world potash demand has been exceeding supply. Despite the recent lull in demand, we believe the potash industry has changed from one that for decades had excess capacity to one that is expected to continue facing intermediate and long-term supply challenges. Potash supply is fundamentally tight and a surge in demand will necessitate increased capacity, which takes significant time and money to build. Although some customers perceive that a short-term price collapse may be beneficial, it could create significant future supply problems. If potash prices do not remain at levels supportive of capacity reinvestment, the necessary production may not be available when the world needs it, leading to the possibility of future prices considerably higher than those seen recently.

Beginning in 2005, and continuing today, PotashCorp has committed to addressing this long-term issue by investing CDN $7.0 billion to raise our productive capability to 18 million tonnes per year once fully ramped up by 2014. We expect to fill a significant amount of the world’s demand growth over this period.

With customers nearing the completion of massive destocking efforts in all major markets, we expect a more normal second half of 2009 followed by a rush to refill the pipeline and feed necessary consumption growth in 2010. For now, most buyers appear to be waiting for the settlement of China’s 2009 contract before engaging fully. Brazil, a major spot market, is beginning to rebuild potash supply before the important soybean planting season that begins in October. We expect shipments to Southeast Asia will ramp up in the second half of 2009 as prices for palm oil, a key and very profitable commodity produced in this region, have improved significantly. Contract agreements with China and India expired December 31, 2008 and March 31, 2009, respectively. We expect both countries to reach new agreements in the second quarter. We believe any prolonged delay in the final settlement of these contracts will only accelerate the restocking efforts required to rebuild inventories and soil nutrient levels in 2010.

In North America, where farmers’ financial position is strong, they are still weighing the risk of lower yields from reduced fertilizer application — especially of phosphate and potash — on profitability at a time of strong crop commodity prices. This situation has the potential to reduce nutrient applications for the 2008/09 fertilizer year by significantly more than the record 15 percent reduction in 1982/83, when plantings declined by 40 million acres. To put this reduction into context, it is now expected that US farmers will apply approximately the same amount of nutrients this fertilizer year as they did in 1983. However, the current plantings include 37 million more acres of corn and soybeans. This scenario is unprecedented in magnitude and unpredictable in consequences.

Given the lower sales volumes we anticipate through at least the first half of 2009, which led our company to announce potash production curtailments to date in 2009 of 3.5 million tonnes, we now estimate our full-year potash gross margin to be in the range of $2.5 billion-$3.0 billion and total shipments to be around 6 million tonnes. We will continue to follow our more than two-decades-old strategy of matching supply to market demand and adjust our production rates as required.

With slower demand in phosphate, our production at White Springs will continue to be curtailed at least through the first half of 2009. Although global phosphate rock prices appear to have stabilized at a level at least triple what they were just over two years ago, we believe profitability in our solid fertilizer business will be challenged in the near term by pressure from the restarting of previously curtailed production around the world. We expect to once again benefit from our flexible production capabilities at Aurora by focusing on higher-margin, nonfertilizer markets.

In nitrogen, we expect that global demand could weaken after the spring planting season in the Northern Hemisphere. Industrial demand is likely to stay depressed through the remainder of 2009. However, we expect that lower US natural gas prices relative to other major producing regions will limit imports from some offshore competitors, keeping the US market relatively balanced.

Capital expenditures, excluding capitalized interest, are forecast to approximate $1.8 billion in 2009, of which $250 million will relate to sustaining capital, with the majority of the spending directed to our previously announced potash capacity projects.

We now anticipate our 2009 annual effective tax rate to be in the range of 20-22 percent, with the remaining quarters at approximately 26-28 percent. The current/future split is expected to remain at 95/5 (excluding discrete items). Other income for the year is now forecast to exceed 2008 levels by approximately $110 million. This includes the effect of a $135.5 million negotiated cash settlement of our arbitration claim related to the recovery of unauthorized investments made in certain auction rate securities on our behalf, which will be recorded in the second quarter. Prior to the settlement, we had recognized in income a writedown of $115.3 million related to these securities.

Based on a $1.18 Canadian dollar, PotashCorp is expecting second-quarter net income per share to be in the range of $1.10-$1.50. For the full year, we now anticipate earnings to be in the range of $7.00-$8.00 per share based on a $1.10 Canadian dollar. In the current trading range of the Canadian dollar relative to the US dollar, each one-cent change in the Canadian dollar typically impacts our foreign exchange line by approximately $7 million, or $0.02 per share on an after-tax basis, which is primarily non-cash.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after March 31, 2009, are forward-looking statements. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the current global financial crisis and conditions and changes in credit markets; the results of negotiations with China and India; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2008 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2008 financial review annual report, pages 39 to 40, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 18, 24, and 30, respectively, of such report. A discussion of commodity risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk, including risk sensitivities, can be found in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Five of the eight complaints were brought by plaintiffs who claim to have purchased potash directly from at least one of the defendants during the period between July 1, 2003, and the present (collectively, the “Direct Purchaser Plaintiffs”). All five Direct Purchaser Plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. The Direct Purchaser Plaintiffs, who filed a single, consolidated amended complaint on November 13, 2008, seek unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre-and post-judgment interest.

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

All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL, (No. 1996) for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois. Two consolidated complaints, one for the Direct Purchaser Plaintiffs and one for the Indirect Purchaser Plaintiffs, have been filed. The Court has stayed all discovery pending disposition of anticipated motions to dismiss.

The company and PCS Sales (USA), Inc. believe each of these private antitrust lawsuits is without merit and intend to defend them vigorously.

ITEM 5.	OTHER INFORMATION

The company’s 2009 Performance Option Plan (the “2009 Plan”) was adopted by the company’s Board of Directors on February 20, 2009 and approved by shareholders of the company on May 7, 2009. The 2009 Plan permits the grant to eligible employees of options to purchase common shares of the company at an exercise price based on the market value of the shares on the date of grant. The options become vested and exercisable, if at all, based upon the extent that the applicable performance objectives are achieved over the three-year performance period ending December 31, 2011. A maximum aggregate of 1,000,000 common shares may be issued pursuant to stock options granted under the 2008 Plan. A copy of the 2009 Plan is attached as Exhibit 10(mm) to this Quarterly Report on Form 10-Q.

On May 7, 2009, the company’s Board of Directors approved the form of option agreement to be used in connection with grants of options under the 2009 Plan. Also on May 7, 2009, a total number of 641,400 options to purchase common shares of the company were granted under the 2009 Plan, at an exercise price per share of Cdn$111.95 for those options denominated in Canadian dollars and an exercise price per share of US$96.04 for those options denominated in US dollars. A copy of the form of option agreement is attached hereto as Exhibit 10(mm).

ITEM 6.	EXHIBITS

(a) EXHIBITS

Incorporated By
Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006

4	(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009

4	(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009

Incorporated By
Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

4	(n)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.	8-K	1/22/2009

4	(o)	First Amending Agreement to the Amended and Restated Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated March 5, 2009.	8-K	3/6/2009

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2008

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000

10	(r)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(y)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(z)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(aa)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10	(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(ee)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004

10	(ff)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(gg)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008

10	(hh)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008

10	(ii)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(jj)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(kk)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(ll)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008

10	(mm)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.

10	(nn)	Medium-Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

10	(oo)	Amendment, dated December 24, 2008 to the Medium-Term Incentive Plan.	10-K	12/31/2008

10	(pp)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008

11		Statement re Computation of Per Share Earnings.

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

May 8, 2009

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

May 8, 2009

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By
Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006

4	(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009

4	(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009

4	(n)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.	8-K	1/22/2009

4	(o)	First Amending Agreement to the Amended and Restated Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated March 5, 2009.	8-K	3/6/2009

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

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2008

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000

10	(r)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002

10	(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(y)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002

10	(z)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(aa)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

Incorporated By Reference
Exhibit				Filing Date/
Number		Description of Document	Form	Period End Date

10	(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10	(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000

10	(ee)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004

10	(ff)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004

10	(gg)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008

10	(hh)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008

10	(ii)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(jj)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006

10	(kk)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007

10	(ll)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008

10	(mm)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.

10	(nn)	Medium-Term Incentive Plan of the registrant effective January 2006.	10-K	12/31/2005

10	(oo)	Amendment, dated December 24, 2008 to the Medium-Term Incentive Plan.	10-K	12/31/2008

10	(pp)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.