Form 10-Q
period 2009-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2009-08-06
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As at July 31, 2009, Potash Corporation of Saskatchewan Inc. had 295,730,685 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$371.3	$276.8
Accounts receivable	998.9	1,189.9
Inventories (Note 2)	658.4	714.9
Prepaid expenses and other current assets	191.9	79.2
Current portion of derivative instrument assets	0.4	6.4

	2,220.9	2,267.2
Derivative instrument assets	9.9	11.5
Property, plant and equipment	5,492.7	4,812.2
Investments	3,173.1	2,750.7
Other assets	250.4	288.7
Intangible assets	20.5	21.5
Goodwill	97.0	97.0

	$11,264.5	$10,248.8

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 3)	$735.7	$1,324.1
Accounts payable and accrued charges	590.7	1,183.6
Current portion of derivative instrument liabilities	84.7	108.1

	1,411.1	2,615.8
Long-term debt (Note 4)	3,082.1	1,739.5
Derivative instrument liabilities	100.3	120.4
Future income tax liability	769.8	794.2
Accrued pension and other post-retirement benefits	266.0	253.4
Accrued environmental costs and asset retirement obligations	133.6	133.4
Other non-current liabilities and deferred credits	2.7	3.2

	5,765.6	5,659.9

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity
Share capital	1,415.2	1,402.5
Unlimited authorization of common shares without par value; issued and outstanding 295,552,385 and 295,200,987 at June 30, 2009 and December 31, 2008, respectively
Unlimited authorization of first preferred shares; none outstanding

Contributed surplus	145.8	126.2
Accumulated other comprehensive income	1,099.4	657.9
Retained earnings	2,838.5	2,402.3

	5,498.9	4,588.9

	$11,264.5	$10,248.8

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Sales (Note 8)	$856.0	$2,621.0	$1,778.5	$4,511.6
Less: Freight	38.9	103.4	76.5	205.8
Transportation and distribution	37.7	33.3	64.7	65.6
Cost of goods sold	608.8	1,047.0	1,237.1	1,946.9

Gross Margin	170.6	1,437.3	400.2	2,293.3

Selling and administrative	53.4	79.7	96.8	126.9
Provincial mining and other taxes	(18.1)	163.0	14.9	262.4
Foreign exchange loss (gain)	37.9	1.9	7.7	(25.8)
Other income (Note 11)	(188.4)	(103.3)	(223.4)	(115.2)

	(115.2)	141.3	(104.0)	248.3

Operating Income	285.8	1,296.0	504.2	2,045.0
Interest Expense (Note 12)	26.5	15.7	49.7	26.9

Income Before Income Taxes	259.3	1,280.3	454.5	2,018.1
Income Taxes (Note 6)	72.2	375.2	(40.9)	547.0

Net Income	$187.1	$905.1	495.4	1,471.1

Retained Earnings, Beginning of Period			2,402.3	2,279.6
Repurchase of Common Shares			-	(1,981.7)
Dividends			(59.2)	(62.8)

Retained Earnings, End of Period			$2,838.5	$1,706.2

Net Income Per Share (Note 7)
Basic	$0.63	$2.91	$1.68	$4.70
Diluted	$0.62	$2.82	$1.63	$4.54

Dividends Per Share	$0.10	$0.10	$0.20	$0.20

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Operating Activities
Net income	$187.1	$905.1	$495.4	$1,471.1

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	70.1	83.9	144.1	163.8
Stock-based compensation	20.1	25.1	22.6	27.9
Loss (gain) on disposal of property, plant and equipment	0.9	(6.9)	1.4	(6.8)
Gain on disposal of auction rate securities	(115.3)	-	(115.3)	-
Provision for auction rate securities	-	0.7	-	43.8
Foreign exchange on future income tax	11.7	(4.6)	(2.1)	(9.3)
Provision for (recovery of) of future income tax	41.4	47.4	(75.1)	26.8
Undistributed earnings of equity investees	69.1	(1.1)	31.2	(24.5)
Derivative instruments	3.5	(1.9)	(41.8)	(19.0)
Other long-term liabilities	16.1	7.7	27.2	7.1

Subtotal of adjustments	117.6	150.3	(7.8)	209.8

Changes in non-cash operating working capital
Accounts receivable	54.5	(283.5)	191.9	(494.9)
Inventories	0.5	(106.2)	61.1	(229.3)
Prepaid expenses and other current assets	(26.8)	0.8	(53.6)	(23.4)
Accounts payable and accrued charges	(396.6)	228.1	(652.0)	403.6

Subtotal of changes in non-cash operating working capital	(368.4)	(160.8)	(452.6)	(344.0)

Cash (used in) provided by operating activities	(63.7)	894.6	35.0	1,336.9

Investing Activities
Additions to property, plant and equipment	(399.6)	(237.9)	(765.7)	(434.4)
Purchase of long-term investments	-	(76.7)	-	(251.2)
Proceeds from disposal of property, plant and equipment	15.5	9.3	15.8	9.6
Proceeds from disposal of auction rate securities	132.5	-	132.5	-
Other assets and intangible assets	0.7	(17.4)	(10.5)	(21.4)

Cash used in investing activities	(250.9)	(322.7)	(627.9)	(697.4)

Cash before financing activities	(314.6)	571.9	(592.9)	639.5

Financing Activities
Proceeds from long-term debt obligations	1,795.0	-	2,555.0	-
Repayment of and finance costs on long-term debt obligations	(1,538.8)	(0.2)	(2,229.2)	(0.2)
Proceeds from short-term debt obligations	196.4	828.9	411.5	842.4
Dividends	(29.0)	(30.7)	(58.7)	(62.5)
Repurchase of common shares	-	(1,476.6)	-	(1,897.1)
Issuance of common shares	7.2	12.0	8.8	28.3

Cash provided by (used in) financing activities	430.8	(666.6)	687.4	(1,089.1)

Increase (Decrease) in Cash and Cash Equivalents	116.2	(94.7)	94.5	(449.6)
Cash and Cash Equivalents, Beginning of Period	255.1	364.6	276.8	719.5

Cash and Cash Equivalents, End of Period	$371.3	$269.9	$371.3	$269.9

Cash and cash equivalents comprised of:
Cash	$56.1	$42.5	$56.1	$42.5
Short-term investments	315.2	227.4	315.2	227.4

	$371.3	$269.9	$371.3	$269.9

Supplemental cash flow disclosure
Interest paid	$30.5	$22.8	$46.0	$37.1
Income taxes paid	$589.0	$227.1	$736.2	$385.6

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Net of related income taxes)	2009	2008	2009	2008

Net income	$187.1	$905.1	$495.4	$1,471.1

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(1)	363.9	820.6	437.6	969.6
Net gains (losses) on derivatives designated as cash flow hedges(2)	16.4	154.6	(28.8)	198.7
Reclassification to income of net losses (gains) on cash flow hedges(3)	16.8	(8.5)	25.4	(14.2)
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	7.4	3.3	7.3	4.9

Other comprehensive income	404.5	970.0	441.5	1,159.0

Comprehensive income	$591.6	$1,875.1	$936.9	$2,630.1

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities. The amounts are net of income taxes of $(0.3) (2008 — $155.8) for the three months ended June 30, 2009 and $26.5 (2008 — $186.2) for the six months ended June 30, 2009.

(2)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $10.0 (2008 — $62.3) for the three months ended June 30, 2009 and $(17.5) (2008 — $81.2) for the six months ended June 30, 2009.

(3)	Net of income taxes of $10.1 (2008 — $(3.3)) for the three months ended June 30, 2009 and $15.4 (2008 — $(5.8)) for the six months ended June 30, 2009.

Condensed Consolidated Statements of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

	June 30,	December 31,
(Net of related income taxes)	2009	2008

Net unrealized gains on available-for-sale securities(1)	$1,199.4	$761.8
Net unrealized losses on derivatives designated as cash flow hedges(2)	(104.0)	(100.6)
Unrealized foreign exchange gains (losses) on translation of self-sustaining foreign operations	4.0	(3.3)

Accumulated other comprehensive income	1,099.4	657.9
Retained Earnings	2,838.5	2,402.3

Accumulated Other Comprehensive Income and Retained Earnings	$3,937.9	$3,060.2

(1)	$1,349.8 before income taxes (2008 — $885.7)

(2)	$(165.8) before income taxes (2008 — $160.2)

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009
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

Change in Accounting Policy

Goodwill and Intangible Assets

In February 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued amended accounting standards on goodwill and intangible assets, and research and development expenditures. The amended standards provide more specific guidance on the recognition of internally developed intangible assets, and require that research and development expenditures be evaluated against the same criteria as expenditures for intangible assets. The standards substantially harmonize Canadian standards with International Financial Reporting Standards (“IFRSs”) and apply retrospectively to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.

Also in February 2008, the CICA withdrew and amended certain standards which the CICA concluded permitted deferral of costs that did not meet the definition of an asset. The amendments apply retrospectively to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.

The implementation of these standards, which the company adopted effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

Recent Accounting Pronouncements

IFRSs

In April 2008 and March 2009, the CICA’s Accounting Standards Board (“AcSB”) published exposure drafts on “Adopting IFRSs in Canada”. The exposure drafts propose to incorporate the IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. The exposure drafts make possible the early adoption of IFRSs by Canadian entities. The company is currently reviewing the standards to determine the potential impact on its consolidated financial statements.

Credit Risk and the Fair Value of Financial Assets and Financial Liabilities

In January 2009, the Emerging Issues Committee of the CICA (“EIC”) issued guidance on the implications of credit risk in determining fair value of an entity’s financial assets and financial liabilities. The guidance clarifies that an entity’s own credit risk and the credit risk of the counterparty should be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments, for presentation and disclosure purposes. The conclusions of the EIC were effective from the date of issuance of the abstract and did not have any impact on the company’s consolidated financial statements.

Business Combinations

In January 2009, the AcSB issued revised accounting standards in regards to business combinations with the intent of harmonizing those standards with IFRSs. The revised standards require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establish the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These standards apply prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning on or after January 1, 2011. The company is currently reviewing the standards to determine the impact, if any, on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In January 2009, the AcSB issued accounting standards to require all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. The standards eliminate the disparate treatment that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. These standards apply retrospectively effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The company is currently reviewing the standards to determine the impact, if any, on its consolidated financial statements.

Mining Exploration Costs

In March 2009, the EIC issued guidance to clarify when an enterprise may capitalize mining exploration costs and when and how impairment of exploration costs is determined. The guidance is effective for financial statements issued subsequent to its release. The conclusions of the EIC did not have any impact on the company’s consolidated financial statements.

Financial Instrument Disclosure

In June 2009, the AcSB amended certain requirements related to financial instrument disclosure in response to amendments issued by the International Accounting Standards Board. The AcSB’s amendments are consistent with its strategy to adopt IFRSs and to ensure the existing disclosure requirements for financial instruments are converged to IFRSs to the extent possible. The new disclosure standards require disclosure of fair values based on a fair value hierarchy as well as enhanced discussion and quantitative disclosure related to liquidity risk. The amended disclosure requirements are effective for annual financial statements relating to fiscal years ending after September 30, 2009 and as such the company will include the required disclosure in its annual financial statements for the year ending December 31, 2009.

2.	Inventories

	June 30,	December 31,
	2009	2008

Finished products	$336.2	$421.8
Intermediate products	163.0	117.1
Raw materials	45.7	67.8
Materials and supplies	113.5	108.2

	$658.4	$714.9

During the three and six months ended June 30, 2009, inventories of $484.0 (2008 — $1,026.5) and $1,001.8 (2008 — $1,899.2), respectively, were expensed through cost of goods sold. Write-downs of finished products of $27.7 were included in cost of goods sold during the three months ended June 30, 2009 (2008 — $NIL). During the six months ended June 30, 2009, write-downs of finished products of $40.2 were included in cost of goods sold (2008 — $NIL). For the three and six months ended June 30, 2009, the company recorded reversals of previous write-downs of finished products in the amount of $NIL and $5.7, respectively (2008 — $NIL). The carrying amount of inventory recorded at net realizable value was $110.4 at June 30, 2009 and $181.3 at December 31, 2008 with the remaining inventory recorded at cost.

3.	Short-Term Debt and Current Portion of Long-Term Debt

	June 30,	December 31,
	2009	2008

Commercial paper	$735.4	$324.8
Credit facility	-	1,000.0

	735.4	1,324.8
Current portion of long-term debt	0.3	0.2
Less net unamortized debt costs	-	(0.9)

	$735.7	$1,324.1

As of December 31, 2008, the company had a $1,000.0 364-day credit facility that was due on May 28, 2009, under which draws of $1,000.0 were classified as short-term debt. Effective January 21, 2009, the facility was amended to increase available borrowings to $1,500.0 and to extend the maturity date to May 28, 2010. The amount available under the credit facility was again increased on March 5, 2009 to $1,850.0. No amounts were outstanding on this credit facility at June 30, 2009.

4.	Long-Term Debt

	June 30,	December 31,
	2009	2008

Senior Notes
7.750% notes due May 31, 2011	$600.0	$600.0
4.875% notes due March 1, 2013	250.0	250.0
5.250% notes due May 15, 2014	500.0	-
6.500% notes due May 15, 2019	500.0	-
5.875% notes due December 1, 2036	500.0	500.0
Credit facilities	750.0	400.0
Other	8.0	8.2

	3,108.0	1,758.2
Less net unamortized debt costs	(30.3)	(22.8)
Add unamortized interest rate swap gains	3.2	3.9

	3,080.9	1,739.3
Less current maturities	(0.3)	(0.2)
Add current portion of amortization	1.5	0.4

	$3,082.1	$1,739.5

On May 1, 2009, the company closed the issuance of $500.0 of senior notes bearing interest of 5.25 percent due May 15, 2014 and $500.0 of senior notes bearing interest of 6.50 percent due May 15, 2019. The securities were issued under the company’s US shelf registration statement filed on December 12, 2007. The company used the net proceeds to repay outstanding indebtedness under its revolving credit facilities and for general corporate purposes.

During the three months ended June 30, 2009, the company received proceeds from its long-term credit facilities of $795.0, and made repayments of $1,530.0 under these facilities. During the six months ended June 30, 2009, the company received proceeds of $1,555.0 and made repayments of $2,205.0 under these facilities.

The company also has three long-term revolving credit facilities that provide for unsecured advances. The first is a $750.0 facility that provides for unsecured advances through May 31, 2013. As of June 30, 2009, $750.0 (December 31, 2008 — $220.0) of borrowings were outstanding under this facility. The second facility is a $180.0 facility entered into on December 22, 2008, with a maturity date of December 21, 2010. As at June 30, 2009, there were no borrowings outstanding (December 31, 2008 — $180.0) under this facility. The third is the company’s $1,850.0 facility as discussed in Note 3.

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

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	June 30,	December 31,
	2009	2008

Short-term debt and current portion of long-term debt	$735.7	$1,324.1
Long-term debt	3,082.1	1,739.5

Total debt	3,817.8	3,063.6
Less: cash and cash equivalents	371.3	276.8

Net debt	3,446.5	2,786.8

Shareholders’ equity	5,498.9	4,588.9
Less: accumulated other comprehensive income	1,099.4	657.9

Adjusted shareholders’ equity	4,399.5	3,931.0

Adjusted capital(1)	$7,846.0	$6,717.8

(1)	Adjusted capital = (total debt — cash and cash equivalents) + (shareholders’ equity — accumulated other comprehensive income)

The company monitors capital on the basis of a number of factors, including the ratios of: adjusted earnings before interest expense, income taxes, depreciation and amortization, provision for auction rate securities, gain on disposal of auction rate securities and gain on sale of assets (“adjusted EBITDA”) to adjusted interest expense; net debt to adjusted EBITDA and net debt to adjusted capital. Adjusted EBITDA to adjusted interest expense and net debt to adjusted EBITDA are calculated utilizing twelve-month trailing adjusted EBITDA and adjusted interest expense.

	As At or For the
	12 Months Ended
	June 30,	December 31,
	2009	2008

Components of ratios
Adjusted EBITDA (twelve months ended)	$3,310.4	$5,030.0
Net debt	$3,446.5	$2,786.8
Adjusted interest expense (twelve months ended)	$139.6	$105.7
Adjusted capital	$7,846.0	$6,717.8

Ratios
Adjusted EBITDA to adjusted interest expense(1)	23.7	47.6
Net debt to adjusted EBITDA(2)	1.0	0.6
Net debt to adjusted capital(3)	43.9%	41.5%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (twelve months ended) / adjusted interest expense (twelve months ended)

(2)	Net debt to adjusted EBITDA = (total debt — cash and cash equivalents) / adjusted EBITDA (twelve months ended)

(3)	Net debt to adjusted capital = (total debt — cash and cash equivalents) / (total debt — cash and cash equivalents + total shareholders’ equity — accumulated other comprehensive income)

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares or issuance of new debt.

The decrease in adjusted EBITDA to adjusted interest expense is a result of a decrease in adjusted EBITDA and an increase in adjusted interest expense due to increased long-term debt during the twelve months ending June 30, 2009. The net debt to adjusted EBITDA ratio increased as net debt increased due to the issuance of long-term debt and adjusted EBITDA decreased. Net debt to adjusted capital ratio increased due to the company issuing more long-term debt.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	June 30,	June 30,	March 31,	December 31,	September 30,	December 31,
	2009	2009	2009	2008	2008	2008

Net income	$2,519.5	$187.1	$308.3	$788.0	$1,236.1	$3,495.2
Income taxes	489.2	72.2	(113.1)	66.8	463.3	1,077.1
Interest expense	85.6	26.5	23.2	20.6	15.3	62.8
Depreciation and amortization	307.8	70.1	74.0	80.4	83.3	327.5
Provision for auction rate securities	45.0	-	-	17.5	27.5	88.8
Gain on disposal of auction rate securities	(115.3)	(115.3)	-	-	-	-
Gain on sale of assets	(21.4)	-	-	-	(21.4)	(21.4)

Adjusted EBITDA	$3,310.4	$240.6	$292.4	$973.3	$1,804.1	$5,030.0

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	June 30,	June 30,	March 31,	December 31,	September 30,	December 31,
	2009	2009	2009	2008	2008	2008

Interest expense	$85.6	$26.5	$23.2	$20.6	$15.3	$62.8
Interest capitalized to property, plant and equipment	54.0	17.2	12.8	10.8	13.2	42.9

Adjusted interest expense	$139.6	$43.7	$36.0	$31.4	$28.5	$105.7

6.	Income Taxes

The company’s income tax provision was $72.2 for the three months ended June 30, 2009 as compared to $375.2 for the same period last year. For the six months ended June 30, 2009, the company’s income tax provision was a recovery of $40.9 (2008 — an expense of $547.0). The effective tax rate for the three and six months ended June 30, 2009 was 28 percent and negative 9 percent, respectively compared to 29 percent and 27 percent for the three and six months ended June 30, 2008.

The provision for the six months ended June 30, 2009 included:

•	A future income tax recovery of $119.2 for a tax rate reduction resulting from an internal restructuring during the first quarter.

•	A current income tax recovery of $47.6 recorded in the first quarter that related to an increase in permanent deductions in the US from prior years. The recovery will have a positive impact on cash.

•	A future income tax provision of $24.4 related to a second-quarter functional currency election by the parent company for Canadian income tax purposes.

•	The benefit of a lower proportion of consolidated income earned in the higher-tax jurisdictions.

The provision for the six months ended June 30, 2008 included:

•	The benefit of a scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax that became effective at the beginning of the year.

•	A future income tax recovery of $42.0 recorded during the first quarter that related to an increase in permanent deductions in the US from prior years.

•	No tax expense on the $25.3 gain recognized in the first quarter that resulted from the change in fair value of the forward purchase contract for shares in Sinofert Holdings Limited (“Sinofert”) as the gain was not taxable.

7.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2009 of 295,443,000 (2008 — 310,615,000). Basic net income per share for the six months ended June 30, 2009 is calculated based on the weighted average shares issued and outstanding for the period of 295,338,000 (2008 — 313,138,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options for which performance conditions have been met and with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2009 was 304,066,000 (2008 — 321,089,000) and for the six months ended June 30, 2009 was 303,736,000 (2008 — 323,716,000).

8.	Segment Information

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$210.7	$324.7	$320.6	$-	$856.0
Freight	10.6	15.8	12.5	-	38.9
Transportation and distribution	11.6	12.5	13.6	-	37.7
Net sales — third party	188.5	296.4	294.5	-
Cost of goods sold	82.3	275.9	250.6	-	608.8
Gross margin	106.2	20.5	43.9	-	170.6
Depreciation and amortization	5.9	37.9	23.9	2.4	70.1
Inter-segment sales	-	-	15.0	-	-

	Three Months Ended June 30, 2008

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$1,194.5	$782.0	$644.5	$-	$2,621.0
Freight	60.3	29.8	13.3	-	103.4
Transportation and distribution	13.9	8.4	11.0	-	33.3
Net sales — third party	1,120.3	743.8	620.2	-
Cost of goods sold	233.9	402.9	410.2	-	1,047.0
Gross margin	886.4	340.9	210.0	-	1,437.3
Depreciation and amortization	24.0	35.7	22.3	1.9	83.9
Inter-segment sales	-	10.5	40.6	-	-

	Six Months Ended June 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$479.9	$654.6	$644.0	$-	$1,778.5
Freight	17.3	34.0	25.2	-	76.5
Transportation and distribution	15.2	20.9	28.6	-	64.7
Net sales — third party	447.4	599.7	590.2	-
Cost of goods sold	174.6	570.4	492.1	-	1,237.1
Gross margin	272.8	29.3	98.1	-	400.2
Depreciation and amortization	13.4	76.9	49.2	4.6	144.1
Inter-segment sales	-	-	20.8	-	-

	Six Months Ended June 30, 2008

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$1,990.7	$1,295.2	$1,225.7	$-	$4,511.6
Freight	115.6	61.9	28.3	-	205.8
Transportation and distribution	25.3	16.4	23.9	-	65.6
Net sales — third party	1,849.8	1,216.9	1,173.5	-
Cost of goods sold	448.8	720.0	778.1	-	1,946.9
Gross margin	1,401.0	496.9	395.4	-	2,293.3
Depreciation and amortization	46.8	68.3	44.9	3.8	163.8
Inter-segment sales	-	14.7	82.6	-	-

Assets

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Assets at June 30, 2009	$3,912.6	$2,273.3	$1,582.8	$3,495.8	$11,264.5
Assets at December 31, 2008	3,350.0	2,283.0	1,593.6	3,022.2	10,248.8
Change in assets	562.6	(9.7)	(10.8)	473.6	1,015.7
Additions to property, plant and equipment	536.8	173.3	44.5	11.1	765.7

9.	Stock-Based Compensation

On May 7, 2009, the company’s shareholders approved the 2009 Performance Option Plan under which the company may, after February 20, 2009 and before January 1, 2010, issue options to acquire up to 1,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2009, options to purchase a total of 641,400 common shares have been granted under the plan. The weighted average fair value of options granted was $42.42 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	48%
Risk-free interest rate	2.53%
Expected life of options	5.9 years

10.	Pension and Other Post-Retirement Expenses

Defined Benefit Pension Plans

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Service cost	$4.3	$3.8	$8.6	$7.6
Interest cost	11.1	10.0	22.2	20.0
Expected return on plan assets	(9.6)	(12.8)	(19.2)	(25.8)
Net amortization and change in valuation allowance	7.3	2.9	14.4	5.0

Net expense	$13.1	$3.9	$26.0	$6.8

Other Post-Retirement Plans

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Service cost	$1.6	$1.4	$3.1	$2.8
Interest cost	4.2	4.0	8.3	8.0
Net amortization	0.2	0.2	0.3	0.3

Net expense	$6.0	$5.6	$11.7	$11.1

For the three months ended June 30, 2009, the company contributed $8.5 to its defined benefit pension plans, $3.8 to its defined contribution pension plans and $2.3 to its other post-retirement plans. Contributions for the six months ended June 30, 2009 were $14.2 to its defined benefit pension plans, $12.2 to its defined contribution pension plans and $4.7 to its other post-retirement plans. Total 2009 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements for the year ended December 31, 2008 in the company’s 2008 financial review annual report.

11.	Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Share of earnings of equity investees	$29.8	$60.3	$67.7	$83.7
Dividend income	40.4	33.7	40.4	33.7
Gain on disposal of auction rate securities	115.3	-	115.3	-
Other	2.9	10.0	-	16.3
Gain on forward purchase contract for shares in Sinofert	-	-	-	25.3
Provision for auction rate securities	-	(0.7)	-	(43.8)

	$188.4	$103.3	$223.4	$115.2

In April 2009, the company recognized a gain on the disposal of auction rate securities of $115.3 due to the settlement of a claim the company filed in an arbitration proceeding against an investment firm that purchased auction rate securities for the company’s account without the company’s authorization. The investment firm paid the company the full par value of $132.5 in exchange for the transfer of the auction rate securities to the investment firm. The company retained all interest paid and accrued on these securities through the date of the transfer of the securities to the investment firm. The company was also reimbursed by the investment firm for $3.0 of the company’s legal costs. Prior to the settlement, the company had recognized in net income a loss of $115.3 related to these unauthorized securities placed in its account.

12.	Interest Expense

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Interest expense on
Short-term debt	$9.4	$4.6	$13.7	$6.3
Long-term debt	40.1	23.6	73.8	47.3
Interest capitalized to property, plant and equipment	(17.2)	(10.5)	(30.0)	(18.9)
Interest income	(5.8)	(2.0)	(7.8)	(7.8)

	$26.5	$15.7	$49.7	$26.9

13.	Financial Instruments and Related Risk Management

The company is exposed in varying degrees to a variety of financial risks from its use of financial instruments: credit risk, liquidity risk and market risk. The source of risk exposure and how each is managed is described in Note 28 to the consolidated financial statements for the year ended December 31, 2008 in the company’s 2008 financial review annual report.

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, accounts receivable and derivative instrument assets. The company was also exposed to credit risk on auction rate securities prior to the disposal of such securities in connection with the April 2009 settlement of the company’s arbitration claim. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$371.3	$276.8
Accounts receivable	998.9	1,189.9
Derivative instrument assets	10.3	17.9
Auction rate securities	-	17.2

The aging of trade receivables that were past due but not impaired was as follows:

	June 30,	December 31,
	2009	2008

1 — 30 days	$11.5	$33.3
31 — 60 days	0.6	8.7
Greater than 60 days	3.4	1.7

	$15.5	$43.7

A reconciliation of the accounts receivable allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008

Balance — beginning of period	$7.7	$5.9
Provision for receivables impairment	0.7	5.0
Receivables written off during the period as uncollectible (primarily related to offshore receivables)	-	(3.2)

Balance — end of period	$8.4	$7.7

Of total accounts receivable at June 30, 2009, $482.6 related to non-trade accounts, $90.0 related to margin deposits on derivative instruments and $234.6 represented amounts receivable from Canpotex Limited (“Canpotex”). The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no amounts past due or impaired relating to the amounts owing to the company from Canpotex or the non-trade accounts receivable. Certain receivables of Canpotex relating to Brazilian customers totaling $40.5 were overdue at June 30, 2009 and payment schedules have been agreed to for payment.

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

	June 30, 2009
	Total	Amount Outstanding
	Amount	and Committed		Amount Available

Credit facilities	$2,780.0 (1)	$1,487.9	(1)	$1,292.1	(1)
Line of credit	75.0	30.5	(2)	44.5

(1)	The amount available under the $750.0 commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $737.9 of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

On December 12, 2007, the company filed a US shelf registration statement under which it may issue and sell up to $1,000.0 of additional debt securities subject to market conditions.

The company has an unsecured line of credit available for short-term financing (net of letters of credit of $30.5 and direct borrowings of NIL) in the amount of $44.5 at June 30, 2009 (December 31, 2008 — $55.0). The line of credit is renewable in June 2010.

As at June 30, 2009, interest rates ranged from 0.24 percent to 1.86 percent on outstanding commercial paper denominated in Canadian dollars and 0.45 percent to 1.63 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 0.76 percent to 0.83 percent on LIBOR rate loans with one base rate loan at 3.75 percent.

The table below presents a maturity analysis of the company’s financial liabilities based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	June 30,	Contractual	Within			Over
	2009	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$735.4	$739.8	$739.8	$-	$-	$-
Accounts payable and accrued charges(2)	483.3	483.3	483.3	-	-	-
Long-term debt obligations(1)	3,108.0	4,557.9	157.8	875.1	1,699.5	1,825.5
Derivative financial instrument liabilities
Foreign currency forward contracts	13.7
Outflow		443.5	443.5	-	-	-
Inflow		(429.8)	(429.8)	-	-	-
Natural gas hedging derivatives	171.3	179.0	70.6	58.5	16.3	33.6

	$4,511.7	$5,973.7	$1,465.2	$933.6	$1,715.8	$1,859.1

(1)	Contractual cash flows include contractual interest payments related to debt obligations. Interest rates on variable rate debt are based on prevailing rates at June 30, 2009.

(2)	Excludes taxes, accrued interest, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

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

	Carrying Amount	Foreign Exchange Risk
	of Asset (Liability)	5% increase in		5% decrease in
	at June 30,	US$		US$
	2009	Income	OCI	Income	OCI

Cash and cash equivalents denominated in Canadian dollars	$15.3	$(0.8)	$-	$0.8	$-
Accounts receivable denominated in Canadian dollars	9.5	(0.5)	-	0.5	-
Available-for-sale investments
Israel Chemical Ltd. denominated in New Israeli Shekels	1,426.3	-	(71.3)	-	71.3
Sinofert denominated in Hong Kong dollars	782.7	-	(39.1)	-	39.1
Short-term debt denominated in Canadian dollars	(511.4)	25.6	-	(25.6)	-
Accounts payable denominated in Canadian dollars	(137.1)	6.9	-	(6.9)	-
Derivative instruments
Foreign currency forward contracts	(13.6)	(21.5)	-	21.5	-

As at June 30, 2009, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $440.0 (December 31, 2008 — $873.0) at an average exchange rate of 1.1260 (December 31, 2008 — 1.1522) per US dollar. The company had also entered into other small forward contracts. Maturity dates for all forward contracts are within 2009.

Interest Rate Risk

The following table shows the company’s exposure to interest rate risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant interest rates. This analysis assumes all other variables remain constant.

	Carrying Amount	Interest Rate Risk
	of Asset (Liability)	1% decrease in		1% increase in
	at June 30,	interest rates		interest rates
	2009	Income	OCI	Income	OCI

Fixed rate instruments
Long-term debt obligations(1)	$(2,352.1)	$-	$-	$-	$-
Variable rate instruments
Cash and cash equivalents	371.3	(3.7)	-	3.7	-
Long-term debt obligations	(755.9)	7.6	-	(7.6)	-
Short-term debt obligations(2)	(735.4)	-	-	-	-

(1)	The company does not measure any fixed rate debt at fair value. Therefore, changes in interest rates will not affect income or OCI as there is no change in the carrying value of fixed-rate debt and interest payments are fixed.

(2)	Commercial paper is excluded from interest rate risk on short-term obligations since interest rates are fixed for their stated period. The company is only exposed to interest rate risk on the issuance of new commercial paper.

Price Risk

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

	Carrying Amount	Price Risk
	of Asset (Liability)	10% decrease in		10% increase in
	at June 30,	prices		prices
	2009	Income	OCI	Income	OCI

Derivative instruments
Natural gas hedging derivatives	$(161.0)	$-	$(79.8)	$-	$80.4
Available-for-sale investments
Intercorporate investments	2,209.0	-	(220.9)	-	220.9

As at June 30, 2009, the company had derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 131.3 million MMBtu with maturities in 2009 through 2019. At December 31, 2008 the notional amount of swaps was 135.4 million MMBtu with maturities in 2009 through 2018.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	June 30,		December 31,
	2009		2008

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash and cash equivalents	$371.3	$371.3	$276.8	$276.8
Accounts receivable	998.9	998.9	1,189.9	1,189.9
Derivative financial instruments	(174.7)	(174.7)	(210.6)	(210.6)
Investments	3,173.1	6,674.9	2,750.7	4,615.2
Short-term debt obligations	(735.4)	(735.4)	(1,323.9)	(1,323.9)
Accounts payable and accrued charges	(483.3)	(483.3)	(565.3)	(565.3)
Long-term debt	(3,108.0)	(3,197.7)	(1,758.2)	(1,730.3)

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt, and accounts payable and accrued charges is assumed to approximate carrying value. The effective interest rate on the company’s short-term debt at June 30, 2009 was 1.09 percent and 2.33 percent at December 31, 2008. The fair value of its senior notes at June 30, 2009 reflects the current yield valuation based on observed market prices. The current yield on the notes payable ranges from 2.71 percent to 6.39 percent. At December 31, 2008 the yield ranged from 5.05 percent to 6.73 percent. The fair value of the company’s other long-term debt instruments approximated carrying value.

14.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

15.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first six months of 2009 or 2008.

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

Legal and Other Matters

Significant matters of note include the following:

•	In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party are sharing the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Soil excavation activities are expected to begin in the fourth quarter of 2009. PCS Joint Venture and additional potentially responsible parties have negotiated with the USEPA a Remedial Design/Remedial Action Consent Decree, pursuant to which the parties will perform the ROD remedy. In addition, negotiations are underway regarding the appropriate share of the cost of the remedy that should be borne by each party. Although PCS Joint Venture sold the Lakeland property in July 2006, it has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina (the “Court”) seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court entered an order bifurcating the case into two phases. In the third quarter of 2007, the Court issued its decision for the first phase of the case, in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. PCS Nitrogen has filed and is pursuing third-party complaints against owners and operators that it believes should be responsible parties with respect to the site. In the first quarter of 2009, the judge who had been handling the case disqualified himself and the case was transferred to a new judge. PCS Nitrogen has filed a motion to vacate the orders entered by the previous judge, including the order finding that PCS Nitrogen is a successor to a former owner of the site. The Court entered an order in June 2009 denying PCS Nitrogen’s motion to vacate. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

•	PCS Phosphate Company, Inc. (“PCS Phosphate”), along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with the USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of certain other costs associated with the Site, including reimbursement of the USEPA’s past costs. The cost of performing the removal action at the Site is estimated at $65.0. The removal activities commenced at the Site in August 2007. In July 2009, the Settling Parties served the company, and more than 100 other entities, with complaints seeking contribution for and recovery of response costs incurred in performing the removal action. The company anticipates recovering some portion of its expenditures for the removal action from other liable parties through settlement or litigation. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy, with an estimated cost of $6.1, for Operable Unit 1. In October 2008, the USEPA issued special notice letters to PCS Phosphate and other alleged potentially responsible parties requiring a good-faith offer to perform and/or pay for the clean-up of Operable Unit 1, to perform further investigation at the Site and adjacent properties, and to reimburse USEPA for its past costs. In January 2009, in addition to good-faith offers made by other potentially responsible parties, PCS Phosphate, along with some of the Settling Parties, submitted a good-faith offer to the USEPA. The USEPA is reviewing the good-faith offers. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar plant is in violation of these requirements. As part of the initiative, the company entered into RCRA 3013 Administrative Orders on Consent to perform certain site assessment activities at its White Springs, Aurora and Geismar plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA also has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar and Lima plants. The company has met and will continue to meet with representatives of the USEPA and the US Department of Justice regarding potential resolutions of these matters. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before disturbing the wetlands. On June 10, 2009, the Corps issued the company a permit to mine reserves in excess of thirty years. On June 17, 2009, USEPA advised the Corps that USEPA would not seek additional review of the permit or invoke its veto authority. In a related approval for mining, on March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund, and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings challenging the Certification issued to the Company by the North Carolina Department of Environment and Natural Resources Division of Water Quality pursuant to Section 401 of the Clean Water Act, 33 U.S.C. § 1341 and state rules. The company has intervened in this proceeding and, at this time, is unable to evaluate the extent of any exposure that it may have in this matter.

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions, has documented its findings in several successive facility investigation reports submitted to GEPD, and has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. Based on these findings, the requirements of the Order and the pilot study, in May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. In the event GEPD approves the CAP, a full-scale bioremediation remedy will be implemented.

•	In April 2009, the USEPA proposed rules to require greenhouse gas emission inventory reporting and to find that greenhouse gas emissions from mobile sources endanger public health and welfare. In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. It is anticipated that target numbers for emissions reductions will not be published until December 2009 at the earliest. The company is monitoring these policy changes and any effect they may have on our operations when they become final.

•	At the direction of the USEPA, the Florida Department of Environmental Protection (“FDEP”) has announced a rulemaking to restrict nutrient concentrations in surface waters to levels below those currently permitted at the company’s White Springs, Florida plant. The company is working with FDEP on the rulemaking to pursue an acceptable resolution. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a statement of claim in the Saskatchewan Court of Queen’s Bench against Mosaic on May 27, 2009. Under the statement of claim the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic in its statement of defence dated June 16, 2009, asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement will terminate by August 30, 2010. Also, on June 16, 2009 Mosaic commenced a counterclaim against the company asserting that the company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure. The company will continue to assert its position in these proceedings vigorously and it denies liability to Mosaic in connection with its counterclaim.

•	Between September 11 and October 2, 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight very similar antitrust complaints filed in federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. Five of the eight complaints were brought by plaintiffs who claim to have purchased potash directly from at least one of the defendants during the period between July 1, 2003 and the present (collectively, the “Direct Purchaser Plaintiffs”). All five Direct Purchaser Plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. The Direct Purchaser Plaintiffs, who filed a single, consolidated amended complaint on November 13, 2008, seek unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre- and post-judgment interest. The other three complaints were brought by plaintiffs who claim to be indirect purchasers of potash (collectively, the “Indirect Purchaser Plaintiffs”). The Indirect Purchaser Plaintiffs, who purport to sue on behalf of all persons who purchased potash indirectly in the United States, filed a single, consolidated amended complaint on November 13, 2008. In addition to the Sherman Act claim described above, the Indirect Purchaser Plaintiffs also assert claims for violation of various state antitrust laws; violations of various state consumer protection statutes; and for unjust enrichment. The Indirect Purchaser Plaintiffs seek injunctive relief, unspecified damages, treble damages where allowed, costs, fees and pre- and post-judgment interest. All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL (No. 1996), for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois (the “Court”). Two consolidated complaints, one for the Direct Purchaser Plaintiffs and one for the Indirect Purchaser Plaintiffs, have been filed. In June 2009, the company and PCS Sales (USA), Inc., along with the other defendants filed motions to dismiss the amended consolidated complaints filed by the Direct Purchaser Plaintiffs and the Indirect Purchaser Plaintiffs. The Court has stayed all discovery pending a resolution of the defendants’ motions to dismiss. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust law lawsuits is without merit and intend to defend them vigorously.

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2009, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $582.2. It is unlikely that these guarantees will be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions. Accordingly, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2009, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The USEPA has announced that it plans to adopt rules requiring financial assurance from a variety of mining operations, including phosphate rock mining. It is too early in the rulemaking process to determine what the impact, if any, on our facilities will be when these rules are issued.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) provisionally approved the plans in July 2000. In July 2001, a CDN $2.0 irrevocable Letter of Credit was posted. The company submitted a revised plan when it was due in 2006. In early 2009, the MOE advised that the 2006 decommissioning and reclamation plans were approved and advised of its preferred position regarding the financial assurances to be provided by the company. The company anticipates that all matters regarding these financial assurances will be finalized in the third quarter of 2009. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of June 30, 2009. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at June 30, 2009, $30.5 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

17.	Related Party Commitment

In June 2009, the company committed to purchase minimum amounts of potash from Sociedad Quimica y Minera de Chile S.A., a significantly influenced equity investee. Future commitments, based on market rates for such potash as at August 6, 2009 are $70.0 within one year and $110.0 between one and three years.

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

(b) Long-term investments: Certain of the company’s investments in international entities are accounted for under the equity method. Accounting principles generally accepted in those foreign jurisdictions may vary in certain important respects from Canadian GAAP and in certain other respects from US GAAP. The company’s share of earnings and other comprehensive income of these equity investees under Canadian GAAP have been adjusted for the significant effects of conforming to US GAAP.

In addition, the company’s interest in a foreign joint venture is accounted for using proportionate consolidation under Canadian GAAP. US GAAP requires joint ventures to be accounted for using the equity accounting method. As a result, an adjustment is recorded to reflect the company’s interest in the joint venture under the equity method of accounting.

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

Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP, stock options are recognized over the requisite service period which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder. For options granted under the PotashCorp 2007 Performance Option Plan, the service period commenced January 1, 2007 under Canadian GAAP and May 3, 2007 under US GAAP. For options granted under the PotashCorp 2008 Performance Option Plan, the service period commenced January 1, 2008 under Canadian GAAP and May 8, 2008 under US GAAP. For options granted under the PotashCorp 2009 Performance Option Plan, the service period commenced January 1, 2009 under Canadian GAAP and May 7, 2009 under US GAAP. This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended June 30, 2009, income taxes paid under US GAAP were $588.7 (2008 — $227.6) and for the six months ended June 30, 2009, income taxes paid under US GAAP were $736.8 (2008 — $386.9).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Net income as reported — Canadian GAAP	$187.1	$905.1	$495.4	$1,471.1
Items increasing (decreasing) reported net income
Inventory valuation (a)	5.4	-	(0.3)	-
Depreciation and amortization (d)	2.1	2.1	4.2	4.2
Exploration costs (e)	-	-	-	(5.9)
Stock-based compensation (i)	4.5	1.5	4.1	3.5
Stripping costs (j)	(2.5)	(2.8)	(2.8)	(3.5)
Share of earnings of equity investees (b)	0.6	0.8	-	0.2
Pension and other post-retirement benefits (f)	0.3	0.1	0.6	0.2
Deferred income taxes relating to the above adjustments (k)	(2.5)	-	1.4	0.1
Income taxes related to US GAAP effective tax rate (k)	(0.6)	-	-	(3.2)
Income taxes related to stock-based compensation (l)	(3.8)	(11.8)	(4.4)	(29.1)
Income taxes related to uncertain income tax positions (m)	4.2	2.4	(3.9)	6.1

Net income — US GAAP	$194.8	$897.4	$494.3	$1,443.7

Basic weighted average shares outstanding — US GAAP	295,443,000	310,615,000	295,338,000	313,138,000

Diluted weighted average shares outstanding — US GAAP	304,066,000	321,082,000	303,736,000	323,710,000

Basic net income per share — US GAAP	$0.66	$2.89	$1.67	$4.61

Diluted net income per share — US GAAP	$0.64	$2.79	$1.63	$4.46

	June 30,	December 31,
	2009	2008

Total assets as reported — Canadian GAAP	$11,264.5	$10,248.8
Items increasing (decreasing) reported total assets
Inventory (a)	(0.3)	-
Property, plant and equipment (c)	(88.6)	(92.8)
Exploration costs (e)	(13.0)	(13.0)
Stripping costs (j)	(39.5)	(36.7)
Pension and other post-retirement benefits (f)	(90.2)	(105.2)
Margin deposits associated with derivative instruments (h)	(90.0)	(91.1)
Investment in equity investees (b)	(1.0)	1.3
Income tax asset related to uncertain income tax positions (m)	29.6	24.8
Goodwill (c)	(46.7)	(46.7)

Total assets — US GAAP	$10,924.8	$9,889.4

	June 30,	December 31,
	2009	2008

Total shareholders’ equity as reported — Canadian GAAP	$5,498.9	$4,588.9
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Income taxes related to uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(238.2)	(246.6)
Share of accumulated other comprehensive income of equity investees (b)	(1.2)	-
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (c)	(218.0)	(218.0)
Inventory valuation (a)	(0.3)	-
Depreciation and amortization (d)	82.7	78.5
Exploration costs (e)	(13.0)	(13.0)
Stripping costs (j)	(39.5)	(36.7)
Pension and other post-retirement benefits (f)	16.4	15.8
Stock-based compensation (i)	3.5	-
Share of earnings of equity investees (b)	1.3	1.3
Deferred income taxes relating to the above adjustments (k)	31.5	30.1
Income taxes related to US GAAP effective tax rate (k, l)	(82.3)	(82.3)
Income taxes related to uncertain income tax positions(m)	82.6	86.5

Shareholders’ equity — US GAAP	$5,123.2	$4,203.3

Supplemental US GAAP Disclosures

Fair Value Measurement

The following table presents the company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

				Fair Value Measurements Using:
	Carrying			Quoted Prices in
	Amount of			Active Markets for	Significant Other	Significant
	Asset (Liability)			Identical Assets or	Observable	Unobservable
	at June 30,	Cash Collateral		Liabilities	Inputs	Inputs
Description	2009	Netting		(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets	$10.3	$-		$-	$0.4	$9.9
Derivative instrument liabilities	(95.0)	90.0	(1)	-	(58.4)	(126.6)
Available-for-sale securities	2,209.0	-		2,209.0	-	-

(1)	Amount represents the effect of legally enforceable master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

	Three Months		Six Months
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Ended June 30		Ended June 30
For Derivative Instruments	2009	2008	2009	2008

Beginning balance	$(159.4)	$180.5	$(110.8)	$127.7
Total gains (losses) (realized and unrealized) before income taxes
Included in earnings	(14.8)	11.9	(23.2)	17.9
Included in other comprehensive income	38.9	205.1	(13.3)	261.9
Purchases, sales, issuances and settlements	18.6	(15.6)	30.6	(25.6)

Ending balance, June 30	$(116.7)	$381.9	$(116.7)	$381.9

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to instruments still held at the reporting date	$-	$(3.1)	$(0.4)	$(3.4)

Gains (losses) (realized and unrealized) included in earnings for the period reported in Cost of goods sold	$(14.8)	$11.9	$(23.2)	$17.9

	Three Months		Six Months
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Ended June 30		Ended June 30
For Available-For-Sale Securities	2009	2008	2009	2008

Beginning balance	$18.1	$43.1	$17.2	$56.0
Total gains (losses) (realized and unrealized) before income taxes
Included in earnings	115.3	(0.7)	115.3	(43.8)
Included in other comprehensive income	(0.9)	4.5	-	34.7
Purchases, sales, issuances and settlements	(132.5)	-	(132.5)	-

Ending balance, June 30	$-	$46.9	$-	$46.9

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to instruments still held at the reporting date	$-	$(0.7)	$-	$(43.8)

Gains (losses) (realized and unrealized) included in earnings for the period reported in Other income	$115.3	$(0.7)	$115.3	$(43.8)

Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued accounting standards that require enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standards increase convergence with IFRSs, as it relates to disclosures of derivative instruments. The applicable disclosures under these standards, which the company adopted effective January 1, 2009, are included below.

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

The portion of gain or loss on derivative instruments designated as cash flow hedges that are deferred in accumulated OCI is reclassified into cost of goods sold when the product containing the hedged item impacts earnings. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. Of the gains and losses at June 30, 2009, approximately $70.7 of losses will be reclassified to cost of goods sold within the next 12 months.

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

Fair Values of Derivative Instruments in the Consolidated Statements of Financial Position

		June 30,	December 31,
Fair value of derivative instrument assets:(1) Balance Sheet Location		2009	2008

Derivatives designated as hedging instruments
Natural gas contracts	Current portion of derivative instrument assets	$0.3	$0.1
Natural gas contracts	Derivative instrument assets	9.9	11.5

Total derivatives designated as hedging instruments		10.2	11.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Current portion of derivative instrument assets	0.1	6.3

Total derivative instrument assets		$10.3	$17.9

		June 30,	December 31,
Fair value of derivative instrument liabilities:(1) Balance Sheet Location		2009	2008

Derivatives designated as hedging instruments
Natural gas contracts	Current portion of derivative instrument liabilities	$71.0	$50.2
Natural gas contracts	Derivative instrument liabilities	100.3	120.4

Total derivatives designated as hedging instruments		171.3	170.6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Current portion of derivative instrument liabilities	13.7	57.9

Total derivative instrument liabilities		$185.0	$228.5

(1)	All fair value amounts are gross and exclude netted cash collateral balances.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended June 30

Amount of
						Location of (Loss)	(Loss) Gain
				Amount of (Loss) Gain		Gain Recognized in	Recognized in
	Amount of		Location of (Loss)	Reclassified from		Income (Ineffective	Income (Ineffective
	(Loss) Gain		Gain Reclassified	Accumulated OCI into		Portion and Amount	Portion and Amount
	Recognized in OCI		from Accumulated	Income (Effective		Excluded from	Excluded from
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Effectiveness Testing)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008

Natural gas contracts	$26.4	$220.1	Cost of goods sold	$(26.9)	$15.0	Cost of goods sold	$-	$(3.2)

		Amount of (Loss) Gain
Derivatives Not Designated		Recognized in Income
as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2009	2008

Foreign currency forward contracts	Foreign exchange (loss) gain	$(18.9)	$7.8

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Six Months Ended June 30

Amount of
						Location of (Loss)	(Loss) Gain
				Amount of (Loss) Gain		Gain Recognized in	Recognized in
	Amount of		Location of (Loss)	Reclassified from		Income (Ineffective	Income (Ineffective
	(Loss) Gain		Gain Reclassified	Accumulated OCI into		Portion and Amount	Portion and Amount
	Recognized in OCI		from Accumulated	Income (Effective		Excluded from	Excluded from
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Effectiveness Testing)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008

Natural gas contracts	$(46.1)	$283.5	Cost of goods sold	$(40.6)	$23.6	Cost of goods sold	$(0.2)	$(3.6)

		Amount of (Loss) Gain
Derivatives Not Designated		Recognized in Income
as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2009	2008

Foreign currency forward contracts	Foreign exchange (loss) gain	$(22.5)	$2.5

Methods and Assumptions

Estimated fair values for financial instruments are designed to approximate amounts at which the instruments could be exchanged in a current transaction between willing parties. The fair value of derivative instruments traded in active markets (such as natural gas futures and exchange-traded options) is based on quoted market prices at the date of the statement of financial position.

The fair value of derivative instruments that are not traded in an active market (such as natural gas swaps, over-the-counter option contracts and foreign currency forward contracts) is determined by using valuation techniques. The company uses a variety of methods and makes assumptions that are based on market conditions existing at the date of the statement of financial position. Natural gas swap valuations are based on a discounted cash flows model. The inputs used in the model include contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity and credit risk. Certain of the futures contract prices are supported by prices quoted in an active market and others are not based on observable market data. The fair value of swap contracts is especially sensitive to changes in futures contract prices. The interest rates used to discount estimated cash flows were between 0.31 percent and 4.82 percent (2008 — between 0.44 and 4.45) depending on the settlement date. Over-the-counter option contracts are valued based on quoted market prices for similar instruments where available or an option valuation model. The fair value of foreign currency forward contracts is determined using quoted forward exchange rates at the balance sheet date.

Contingent Features

Certain of the company’s derivative instruments contain provisions that require the company’s debt to maintain specified credit ratings from two of the major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, is $168.3 for which the company has posted collateral of $90.0 in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, the company would have been required to post an additional $76.0 of collateral to its counterparties.

Business Combinations

In December 2007, the FASB issued accounting standards which require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establish the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In April 2009, the FASB issued guidance to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. These standards applied prospectively. The implementation of these standards, effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued accounting standards to require all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. The standards eliminate the disparate treatment that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. These standards were applied prospectively. The implementation of these standards, effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

Framework for Fair Value Measurement

In February 2008, the FASB issued guidance related to the application of the framework for fair value measurement to non-financial assets and non-financial liabilities. The FASB decided to delay the effective date of applying the framework for fair value measurement to non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of this guidance, effective January 1, 2009, did not have a material impact on the company’s consolidated financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the FASB issued the FASB Accounting Standards Codificationtm (the “Codification”) as the single source of authoritative US GAAP (other than guidance issued by the US Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification is effective for interim and annual periods ending after September 15, 2009. At this time, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification did not have an impact on the company’s consolidated financial statements.

Fair Value Measurement in Inactive Markets and Distressed Transactions

In April 2009, the FASB issued guidance for estimating fair value in accordance with the framework for fair value measurement, when the volume and level of activity for the asset or liability have significantly decreased. At the same time the FASB issued guidance on identifying circumstances that indicate a transaction is not orderly. The guidance, which was applied prospectively, was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the company’s consolidated financial statements.

Other Than Temporary Impairment on Debt Securities

In April 2009, the FASB issued guidance to change the recognition threshold of an other than temporary impairment for debt securities. When an entity does not intend to sell the debt security and it is more likely than not that the entity will not have to sell the debt security before recovery of its cost basis, it will recognize only the credit loss component of an other than temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The guidance was effective for interim and fiscal periods ending after June 15, 2009 and did not have a material impact on the company’s consolidated financial statements.

Fair Value Disclosure

In April 2009, the FASB issued guidance to require disclosure of fair value information of financial instruments at each interim reporting period. The disclosures shall include the relevant carrying value as well as the methods and significant assumptions used to estimate the fair value. The guidance is effective for interim and annual periods beginning after June 15, 2009. The company has included the relevant disclosures in the above disclosures related to financial instruments.

Subsequent Events

In May 2009, the FASB issued standards addressing subsequent events. The standards address the recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. The FASB issued the standards in order to incorporate, within the accounting standards, principles that had originated in auditing standards. The standards also require an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The standards do not differ significantly from previously applied standards on disclosure of subsequent events. The company adopted these standards prospectively, effective for reporting periods ending after June 15, 2009. The standards did not have a material impact on the company’s consolidated financial statements. The company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued, and noted no subsequent events that required disclosure.

Variable Interest Entities

In June 2009, the FASB issued revised accounting standards to improve financial reporting by enterprises involved with variable interest entities. The standards replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. The standards are effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and shall be applied prospectively. The company is currently reviewing the impact, if any, on the company’s consolidated financial statements.

19.	Comparative Figures

Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of August 6, 2009. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews, and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

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

POTASHCORP VISION

Our vision is to play a key role in the global food solution while building long-term value for all our stakeholders. We strive to be the highest quality low-cost producer and sustainable gross margin leader in the products we sell and the markets we serve. Through our strategy, we attempt to minimize the natural volatility of our business. We strive for increased earnings and to outperform our sector and companies on the DAXglobal Agribusiness Index in total shareholder return.

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

	Representative	Performance
Goal	2009 Annual Target	to June 30, 2009
Achieve no harm to people.	Reduce total site severity injury rate by 25 percent by the end of 2011 from 2008 levels.	Total site severity injury rate was 0.88 for the first six months of 2009, representing a reduction of 10 percent compared to the 2008 annual level. The total site severity injury rate was not tracked in the first half of 2008.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 15 percent from 2008 levels.	Reportable release rate on an annualized basis declined 71 percent, annualized permit excursions were down 50 percent and annualized spills were down 25 percent during the first six months of 2009 compared to 2008 annual levels. Compared to the first six months of 2008, reportable releases were down 50 percent, permit excursions were down 50 percent and spills were down 40 percent.

Maximize long-term shareholder value.	Exceed total shareholder return for our sector and companies on the DAXglobal Agribusiness Index for 2009.	PotashCorp’s total shareholder return was 27 percent in the first six months of 2009 compared to the DAXglobal Agribusiness Index weighted average return of 25 percent and our sector weighted average return of 34 percent.

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

Earnings Guidance

The company’s initial guidance for the second quarter of 2009 was earnings per share in the range of $1.10 to $1.50 per share, assuming a period end exchange rate of 1.18 Canadian dollars per US dollar and an effective tax rate of 26-28 percent. The final result was net income of $187.1 million, or $0.62 per share, with a period-end exchange rate of 1.1625 Canadian dollars per US dollar and an effective tax rate of 28 percent for the quarter.

Overview of Actual Results

Operations

	Three Months Ended June 30				Six Months Ended June 30

Dollars (millions) — except			Dollar	%			Dollar	%
per-share amounts	2009	2008	Change	Change	2009	2008	Change	Change

Sales	$856.0	$2,621.0	$(1,765.0)	(67)	$1,778.5	$4,511.6	$(2,733.1)	(61)
Freight	38.9	103.4	(64.5)	(62)	76.5	205.8	(129.3)	(63)
Transportation and distribution	37.7	33.3	4.4	13	64.7	65.6	(0.9)	(1)
Cost of goods sold	608.8	1,047.0	(438.2)	(42)	1,237.1	1,946.9	(709.8)	(36)

Gross margin	$170.6	$1,437.3	$(1,266.7)	(88)	$400.2	$2,293.3	$(1,893.1)	(83)

Operating income	$285.8	$1,296.0	$(1,010.2)	(78)	$504.2	$2,045.0	$(1,540.8)	(75)

Net income	$187.1	$905.1	$(718.0)	(79)	$495.4	$1,471.1	$(975.7)	(66)

Net income per share — basic	$0.63	$2.91	$(2.28)	(78)	$1.68	$4.70	$(3.02)	(64)

Net income per share — diluted	$0.62	$2.82	$(2.20)	(78)	$1.63	$4.54	$(2.91)	(64)

Second-quarter earnings of $187.1 million were 79 percent lower than the same quarter in 2008 as fertilizer and industrial demand for potash and phosphate products were weak and pricing for phosphate and nitrogen products were significantly lower. Earnings per share of $0.62 in the second quarter reflected strong potash pricing and a gain on disposal of auction rate securities. Earnings for the first six months of 2009 were $495.4 million ($1.63 per share), 66 percent lower than the record $1,471.1 million ($4.54 per share) earned in the first half of last year. Second-quarter gross margin was $170.6 million compared to $1,437.3 million in the same period last year, with 62 percent of the current total generated by potash. For the six months ended June 30, 2009, gross margin of $400.2 million fell 83 percent compared to $2,293.3 million in the first six months of 2008, with potash comprising 68 percent of the current total.

Fertilizer buyers continued to be extremely cautious in the wake of the global economic downturn, creating an unprecedented decline in potash and phosphate sales volumes and phosphate and nitrogen prices. Potash buyers continued to operate conservatively during the second quarter, carefully managing cash in a tough economy and waiting for price definition. With dealers and farmers globally continuing to work through inventories and reducing applications during the quarter, potash prices moved lower but avoided the significant declines seen in phosphate and nitrogen. While contract negotiations were not settled with India and China by June 30, 2009, customers in Brazil began purchasing towards the end of the quarter to replenish largely depleted inventories in advance of their key planting season. In North America, estimated potash applications for the fertilizer year (July 2008 to June 2009) declined by the largest amount on record, down approximately 40 percent on a year-over-year basis. Shipments from North American producers fell 73 percent compared to the same quarter last year and 53 percent for the fertilizer year, leaving US dealer inventories at very low levels heading into the fall application season. In phosphate, US producer solid fertilizer sales to US customers declined 27 percent compared to the second quarter of 2008. For the fertilizer year, sales declined 38 percent and application rates were down approximately 30 percent. With strong demand from India and renewed interest in Brazil near the end of the quarter, offshore sales from US producers rose 30 percent compared to the same quarter last year. In nitrogen, US sales volume and prices declined as a result of weak industrial demand and liquidation of inventories by customers.

Selling and administrative expenses were $26.3 million lower than in the same quarter last year and $30.1 million lower than the first half of 2008 due to: (1) lower accruals for our short-term incentive plan, as a result of our financial performance being below budget; (2) lower stock option expense; and (3) the price of our common shares not increasing as much during the second quarter and first half of 2009 compared to 2008, causing the expense associated with our deferred share units to decrease. Provincial mining and other taxes declined $181.1 million quarter over quarter and $247.5 million year over year as a result of anticipated lower potash margins and decreased sales tonnes compared to the same period last year. Foreign exchange losses increased quarter over quarter from $1.9 million to $37.9 million and changed from a gain of $25.8 million in the six months ended June 30, 2008 to a loss of $7.7 million in the same period for 2009 due to treasury losses and a stronger Canadian dollar, both of which were slightly offset by a recovery in foreign exchange related to a functional currency tax election during the second quarter of 2009. Interest expense of $26.5 million in the second quarter and $49.7 million for the first half of 2009 was almost two times higher than the same periods in 2008 due to higher debt levels. Other income increased $85.1 million quarter over quarter and $108.2 million year over year due to a $115.3 million gain on disposal of previously written down auction rate securities. This increase was partially offset by a decrease in equity earnings from investments in Arab Potash Company Ltd. (“APC”) and Sociedad Quimica y Minera de Chile (“SQM”) of $30.5 million for the quarter and $16.0 million for the first half, respectively, compared to 2008. Dividends from Sinofert Holdings Limited (“Sinofert”) and Israel Chemicals Limited (“ICL”) contributed $40.4 million, in total, to other income for the three and six months ended June 30, 2009 compared to $33.7 million for the same periods in 2008. Other income for the first half of 2008 included a $43.8 million provision for other-than-temporary impairment of auction rate securities, which was partially offset by a $25.3 million gain on the Sinofert forward share purchase contract.

Our effective tax rate for the three months and six months ended June 30, 2009 was 28 percent (2008 — 29 percent) and negative 9 percent (2008 — 27 percent), respectively. Compared to the same periods in 2008, the income tax provision for the second quarter was down $303.0 million and $587.9 million for the first six months as a result of significantly lower earnings compared to record earnings in 2008, a reduction in our effective tax rate applicable to ordinary earnings due to a lower proportion of earnings from the higher-tax jurisdictions and discrete items recognized. In 2009, a future income tax recovery of $119.2 million resulted from an internal restructuring in the first quarter while a functional currency election made during the second quarter increased the future income tax provision by $24.4 million. In 2008, an income tax recovery of $42.0 million, related to an increase in permanent deductions in the US, and a non-taxable $25.3 million gain on the fair value of the forward purchase contract for shares in Sinofert both occurred in the first quarter.

Other comprehensive income of $404.5 million for the second quarter of 2009 fell $565.5 million from the same period last year due to our combined investments in ICL and Sinofert contributing $456.7 million less than last year and $138.2 million lower natural gas hedging gains as a result of declining natural gas prices. Other comprehensive income fell $717.5 million year over year due to ICL and Sinofert contributing $532.0 million less and a $227.5 million negative change in the value of our natural gas derivatives.

Balance Sheet

Total assets were $11,264.5 million at June 30, 2009, an increase of $1,015.7 million or 10 percent over December 31, 2008. Total liabilities increased $105.7 million from December 31, 2008 to $5,765.6 million at June 30, 2009, and total shareholders’ equity increased by $910.0 million during the same period to $5,498.9 million.

Property, plant and equipment and investments were the largest contributors to the increase in assets during the first six months of 2009. Additions to property, plant and equipment were $765.7 million ($536.8 million, or 70 percent, related to the potash segment). Investments increased $422.4 million mainly due to the fair value of our investments in ICL and Sinofert increasing $428.2 million and $35.9 million, respectively, while our investments in SQM and APC declined $24.4 million as dividends received exceeded our share of earnings during the first six months of 2009. Investments in auction rate securities declined $17.2 million as the company settled an arbitration proceeding instituted against an investment firm that purchased the auction rate securities without our approval. In exchange for transferring the securities to the investment firm, we received $132.5 million in cash plus $3.0 million to cover legal costs. We also retained all interest paid and accrued on those securities through the date of the transfer of the securities to the investment firm.

Accounts receivable decreased $191.0 million or 16 percent compared to December 31, 2008, largely as a result of sales declining 47 percent in the month of June 2009 compared to December 2008. Our collection effectiveness index (the industry measure for assessing collection effectiveness) ranged between 90 percent and 99 percent per month in the first half of 2009. The reduction in trade accounts receivable was partially offset by income taxes receivable which resulted from an over-instalment position due to our downward revised expectations for annual earnings. During the first six months of 2009 potash inventories increased $94.1 million while phosphate inventories decreased $111.5 million and nitrogen inventories decreased $39.1 million, resulting in a $658.4 million inventory balance at June 30, 2009 as compared to $714.9 million at December 31, 2008. Inventory quantities for potash increased due to production outpacing demand, while phosphate and nitrogen inventory quantities decreased due to demand for product outpacing reduced operating rates. Inventory values also declined due to lower input costs.

Liabilities increased as a result of the settlement of the issuance of $1,000.0 million in new senior notes in May, offset by a net reduction in outstanding commercial paper and credit facilities borrowings of $245.8 million as proceeds from the senior notes issuance were used to repay these borrowings and for general corporate purposes, and a $592.9 million decrease in accounts payable and accrued charges. The primary reasons accounts payable and accrued charges declined were: (1) income taxes payable decreased $468.7 million as a result of payments made during the first six months of 2009 and significantly lower earnings compared to 2008; (2) $77.4 million lower accrued payroll due to lower incentives and stock-based compensation accruals; and (3) accrued provincial mining taxes declined $43.5 million due to significantly reduced demand and forecasted lower potash margins. Liabilities were further reduced by a $24.4 million reduction in the future income tax liability compared to December 31, 2008, which was primarily due to a restructuring of one of our investment holdings during the first quarter of 2009 offset, in part, by a functional currency tax election made during the second quarter of 2009 and future taxes applicable to earnings in the current year.

Share capital, contributed surplus, accumulated other comprehensive income (“AOCI”) and retained earnings all increased at June 30, 2009 compared to December 31, 2008. AOCI increased $441.5 million as a result of a $437.6 million increase in unrealized gains on available-for-sale securities (primarily the company’s investment in ICL which increased $428.2 million and Sinofert which increased $35.9 million, offset in part by a future income tax liability increase of $26.5 million). Net income of $495.4 million for the first six months of 2009 increased retained earnings while dividends declared of $59.2 million reduced the balance, for a net increase in retained earnings of $436.2 million at June 30, 2009 compared to December 31, 2008.

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

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results.

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$210.7	$1,194.5	(82)
Freight	10.6	60.3	(82)
Transportation and distribution	11.6	13.9	(17)

Net sales	$188.5	$1,120.3	(83)

Manufactured product
Net sales
North American	$115.1	$437.5	(74)	200	1,086	(82)	$576.29	$403.03	43
Offshore	71.2	680.8	(90)	194	1,633	(88)	$366.70	$416.93	(12)

	186.3	1,118.3	(83)	394	2,719	(86)	$473.05	$411.38	15
Cost of goods sold	78.7	232.4	(66)				$199.95	$85.56	134

Gross margin	107.6	885.9	(88)				$273.10	$325.82	(16)

Other miscellaneous and purchased product
Net sales	2.2	2.0	10
Cost of goods sold	3.6	1.5	140

Gross margin	(1.4)	0.5	n/m

Gross Margin	$106.2	$886.4	(88)				$269.54	$326.00	(17)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$479.9	$1,990.7	(76)
Freight	17.3	115.6	(85)
Transportation and distribution	15.2	25.3	(40)

Net sales	$447.4	$1,849.8	(76)

Manufactured product
Net sales
North American	$200.5	$729.1	(73)	333	2,053	(84)	$601.75	$355.12	69
Offshore	239.2	1,112.8	(79)	535	3,202	(83)	$447.19	$347.56	29

	439.7	1,841.9	(76)	868	5,255	(83)	$506.54	$350.51	45
Cost of goods sold	167.2	444.1	(62)				$192.60	$84.52	128

Gross margin	272.5	1,397.8	(81)				$313.94	$265.99	18

Other miscellaneous and purchased product
Net sales	7.7	7.9	(3)
Cost of goods sold	7.4	4.7	57

Gross margin	0.3	3.2	(91)

Gross Margin	$272.8	$1,401.0	(81)				$314.29	$266.60	18

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

Highlights

•	Gross margin down $780.2 million for the quarter and $1,128.2 million for the first half of 2009 compared to same periods in 2008.

•	Increased North American realized sales prices year over year reflect price increases introduced in 2008. Lower realized offshore prices quarter over quarter were indicative of levels recently established in the export market.

•	Net sales down $931.8 million for the quarter, $1,402.4 million for the first half of 2009, compared to same periods in 2008, due to reduced sales volumes. Sales volumes down 86 percent for the quarter, 83 percent for the first half, due to major markets destocking inventories.

•	Inventories up 1,375,000 tonnes from second-quarter 2008, 281,000 tonnes from March 31, 2009, due to lower demand (partially offset by production curtailments).

•	Cost of goods sold per-tonne increased $114 per tonne quarter over quarter, $108 per tonne year over year, due to production shutdown costs and brine inflow costs being allocated over fewer tonnes and higher royalties as a result of a higher potash sales price. The impact of a weaker Canadian dollar relative to the US dollar positively impacted cost of goods sold for both the second quarter and first half of 2009 compared to the same periods in 2008.

Manufactured potash gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2009 vs. 2008				2009 vs. 2008
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in		Cost of Goods		Change in		Cost of Goods
	Sales Volumes	Net Sales	Sold	Total	Sales Volumes	Net Sales	Sold	Total
Manufactured product
North American	$(313.5)	$37.0	$(2.3)	$(278.8)	$(521.4)	$82.2	$3.6	$(435.6)
Offshore	(505.7)	(20.9)	27.2	(499.4)	(779.0)	53.3	36.1	(689.6)
Change in market mix	(1.4)	1.3	-	(0.1)	(0.1)	-	-	(0.1)

Total manufactured product	$(820.6)	$17.4	$24.9	$(778.3)	$(1,300.5)	$135.5	$39.7	$(1,125.3)
Other miscellaneous and purchased product				(1.9)				(2.9)

Total				$(780.2)				$(1,128.2)

Sales and Cost of Goods Sold

The most significant contributors to the $780.2 million decrease in total gross margin quarter over quarter were as follows:

•	Despite limited product movement, our average realized potash price was 15 percent higher than second-quarter 2008 levels; however, such prices dropped 11 percent from the previous quarter principally due to activity in the export markets. Offshore realized prices were below those of the trailing quarter as market pricing recalibrated to lower levels. Prices for most product shipped by PotashCorp to Canpotex Limited (“Canpotex”, the offshore marketing company for Saskatchewan potash producers) in the latter half of the quarter were adjusted to levels commensurate with those recently established in the offshore market. Offshore realized prices for the quarter were also affected by the allocation of transportation and distribution fixed costs over fewer sales tonnes. North American realized prices increased $173 per tonne due to price increases introduced in the second and third quarters of 2008. Realized North American prices declined $64 per tonne from the trailing quarter due to weaker demand.

•	Sales volumes were down 86 percent as buyers continued to operate with caution, carefully managing cash in a difficult economy and waiting to regain confidence in pricing levels. Offshore sales volumes fell

88 percent as customers worldwide destocked inventories. Canpotex did not settle its annual price contracts with China and India by the end of the second quarter, whereas last year both contracts were settled by the second quarter. Canpotex only shipped 21,000 tonnes to China during the second quarter of 2009, down 86 percent from the same period last year. India received 20,000 tonnes from Canpotex in the quarter, a decrease of 94 percent. Canpotex shipments to Brazil were 86,000 tonnes, down 87 percent as that country cautiously began purchasing to replenish largely depleted inventories in advance of their key planting season. The 223,000 tonnes sent to Indonesia, Malaysia, Taiwan and Thailand in 2009 was 73 percent below last year, as customers there worked through inventories. In North America, sales to our customers declined 82 percent as the decision by a large proportion of farmers to defer application resulted in an approximately 40 percent reduction in potash applications for the current crop year. Volumes were further impacted by uncertainty about planting decisions and weather delays. As a result, dealers continued to manage purchases carefully, buying only as much as needed so they could end the spring season with limited inventories.

•	As a result of our long-held strategy of matching production with market demand, production levels were down 74 percent as shutdown weeks increased from 2 in 2008 to 50 weeks in 2009. Cost of goods sold per tonne increased $114 per tonne as fixed costs were allocated over fewer tonnes sold. The impact of higher potash royalty rates ($8 per tonne) as a result of higher potash prices negatively impacted the price variance in cost of goods sold by $3.1 million. The weaker Canadian dollar relative to the US dollar positively impacted cost of goods sold by $13.1 million. The price variance in offshore cost of goods sold was more favorable than North America due to brine inflow management costs at New Brunswick decreasing $15.6 million as surface drilling equipment was temporarily idled since further grouting from surface is not considered necessary, in the near term, to control the water inflow rate. The price variance for North America cost of goods sold was negative due to industrial products, which cost more to produce, comprising a larger proportion of sales.

Quarterly potash gross margin for the first half of 2009 and 2008 was as follows:

The most significant contributors to the $1,128.2 million decrease in total gross margin year over year were as follows:

•	Offshore prices rose 29 percent due to announced price increases in Brazil, India, China and Southeast Asia in 2008 being realized for a portion of 2009. With dealers and farmers globally continuing to work through inventories or reduce applications, potash prices moved lower during the second quarter of 2009, but avoided the significant decline seen in phosphate and nitrogen. In North America, realized prices climbed $247 per tonne as price increases implemented in 2008 largely carried over to 2009. Prices in the North American market were affected by the higher than historic, and higher than offshore, proportion of industrial volumes relative to fertilizer.

•	Sales were limited in the first half of 2009 as agreements for 2009 shipments to India and China were not reached by June 30, 2009. Sales volumes in both North American and offshore markets remained weak due to market uncertainty over potash pricing. India, Canpotex’s largest customer to date, took 263,000 tonnes in 2009 compared to nearly 700,000 tonnes in the first six months of 2008. Canpotex’s shipments to China were 169,000 tonnes in 2009 compared to 324,000 tonnes in the first six months of 2008. Brazil took 86,000 tonnes compared to 1,284,000 tonnes in the first six months of 2008 when that country was Canpotex’s largest customer.

•	Production levels were down 66 percent as a result of 89 shutdown weeks compared to 2 shutdown weeks last year. All per tonne costs were amplified by the fact that there were fewer production tonnes over which to allocate the costs. The impact of a weaker Canadian dollar relative to the US dollar positively impacted cost of goods sold by $29.2 million. Potash royalties increased cost of goods sold by $7.0 million as potash prices increased. Brine inflow management costs at New Brunswick decreased $23.3 million as a result of stable brine inflow rates. Since the costs of brine inflow were attributed to production of potash that was mainly sold in the offshore market, the positive price component of the cost of goods sold variance was higher for the offshore market than for North America.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$324.7	$782.0	(58)
Freight	15.8	29.8	(47)
Transportation and distribution	12.5	8.4	49

Net sales	$296.4	$743.8	(60)

Manufactured product
Net sales
Fertilizer — liquids	$43.6	$128.8	(66)	177	190	(7)	$246.54	$679.76	(64)
Fertilizer — solids	80.3	355.0	(77)	273	370	(26)	$294.11	$960.63	(69)
Feed	72.2	139.9	(48)	139	183	(24)	$517.47	$762.31	(32)
Industrial	96.2	105.2	(9)	134	166	(19)	$717.46	$633.50	13

	292.3	728.9	(60)	723	909	(20)	$403.96	$802.20	(50)
Cost of goods sold	274.7	391.8	(30)				$379.62	$431.35	(12)

Gross margin	17.6	337.1	(95)				$24.34	$370.85	(93)

Other miscellaneous and purchased product
Net sales	4.1	14.9	(72)
Cost of goods sold	1.2	11.1	(89)

Gross margin	2.9	3.8	(24)

Gross Margin	$20.5	$340.9	(94)				$28.35	$375.03	(92)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$654.6	$1,295.2	(49)
Freight	34.0	61.9	(45)
Transportation and distribution	20.9	16.4	27

Net sales	$599.7	$1,216.9	(51)

Manufactured product
Net sales
Fertilizer — liquids	$87.7	$223.7	(61)	273	449	(39)	$320.94	$498.44	(36)
Fertilizer — solids	172.9	531.3	(67)	543	637	(15)	$318.29	$834.31	(62)
Feed	140.7	235.4	(40)	253	397	(36)	$556.03	$592.62	(6)
Industrial	190.8	196.4	(3)	250	358	(30)	$763.81	$548.48	39

	592.1	1,186.8	(50)	1,319	1,841	(28)	$448.79	$644.67	(30)
Cost of goods sold	567.2	696.4	(19)				$429.91	$378.29	14

Gross margin	24.9	490.4	(95)				$18.88	$266.38	(93)

Other miscellaneous and purchased product
Net sales	7.6	30.1	(75)
Cost of goods sold	3.2	23.6	(86)

Gross margin	4.4	6.5	(32)

Gross Margin	$29.3	$496.9	(94)				$22.21	$269.91	(92)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Highlights

•	Gross margin down $320.4 million quarter over quarter, $467.6 million year over year. Manufactured gross margin for second-quarter 2009 comprised of: industrial $40.9 million, liquid fertilizer $2.5 million, feed $(0.6) million and solid fertilizer $(25.2) million. Manufactured gross margin for first six months of 2009 comprised of: industrial $76.1 million, liquid fertilizer $5.5 million, feed $(1.0) million and solid fertilizer $(55.7) million.

•	Average realized sales price fell 50 percent quarter over quarter, 30 percent year over year, as a result of price weakness in all product usages except industrial.

•	Volumes for all manufactured products declined, as customers exercised caution in the midst of economic uncertainty and drew down their own inventories while seeking market stability.

•	Manufactured cost of goods sold declined $117.1 million from last year’s second quarter, $129.2 million from first half of 2008, as a result of curtailed production and lower sulfur costs. Manufactured cost of goods sold per tonne decreased quarter over quarter as a result of lower sulfur and ammonia input costs and increased year over year due to fixed costs being allocated over fewer tonnes.

•	Curtailed production offset a decline in sales volumes and resulted in finished product inventories increasing slightly from 204,000 tonnes at June 30, 2008 to 206,000 tonnes at June 30, 2009. Inventories at the end of the second quarter increased from 186,000 tonnes at March 31, 2009 due to sales volumes falling further than second quarter production curtailments.

Manufactured phosphate gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2009 vs. 2008				2009 vs. 2008
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in		Cost of Goods		Change in		Cost of Goods
	Sales Volumes	Net Sales	Sold	Total	Sales Volumes	Net Sales	Sold	Total
Manufactured product
Fertilizer — liquids	$(22.2)	$(57.3)	$27.0	$(52.5)	$(47.2)	$(48.5)	$26.3	$(69.4)
Fertilizer — solids	(57.3)	(194.7)	36.9	(215.1)	(56.6)	(280.3)	6.0	(330.9)
Feed	(19.8)	(27.1)	(23.5)	(70.4)	(42.5)	(9.3)	(51.0)	(102.8)
Industrial	(12.6)	14.2	19.9	21.5	(32.0)	53.8	19.4	41.2
Change in product mix	0.9	(0.7)	(3.2)	(3.0)	(25.8)	25.9	(3.7)	(3.6)

Total manufactured product	$(111.0)	$(265.6)	$57.1	$(319.5)	$(204.1)	$(258.4)	$(3.0)	$(465.5)
Other miscellaneous and purchased product				(0.9)				(2.1)

Total				$(320.4)				$(467.6)

Sales and Cost of Goods Sold

Quarter over quarter total gross margin declined $320.4 million, largely as a result of the following:

•	Realized prices for solid fertilizer, liquid fertilizer and feed products decreased, reflecting weaker market conditions and markedly lower prices for raw material inputs. Industrial prices rose 13 percent as some of these products are sold to customers pursuant to contracts that contain cost-plus or market index provisions that lag current market conditions.

•	Fertilizer sales volumes fell due to customer uncertainty about planting decisions, weather delays, lack of pricing direction and the economy. North American solid and liquid fertilizer dealers carefully managed purchases, buying only as much as needed so they could end the spring season with low stocks. Total feed sales volumes declined 24 percent caused by weakening economics for beef, pork and poultry producers in the US, lower offshore demand and the use of cheaper feed phosphate sources as a substitute. Industrial sales volumes were down 19 percent due to reduced demand in the US associated with the poor economic conditions.

•	Manufactured cost of goods sold per-tonne decreased 12 percent mainly due to lower costs of sulfur and ammonia. Sulfur costs were down 55 percent and positively impacted the change in gross margin by $71.2 million while ammonia prices that were down 18 percent positively impacted the gross margin change (particularly, solid fertilizers) by $6.3 million. All product lines benefited from lower sulfur costs but feed had a negative price variance due to the absorption of a higher portion of fixed costs at our facility in White Springs, Florida and write-downs of finished product due to cost exceeding net realizable value.

Quarterly phosphate gross margin for the first half of 2009 and 2008 was as follows:

The most significant contributors to the $467.6 million decrease in total gross margin year over year were as follows:

•	All major phosphate product prices, except industrial, decreased due to lower demand and input costs throughout 2009. Industrial prices increased as a result of certain contracts based on prior year input costs which were significantly higher in 2008.

•	Solid fertilizer sales volumes fell 15 percent due to demand deferral caused by pricing uncertainty and the decision by customers to work through existing inventory levels. Liquid fertilizer sales volumes decreased 39 percent due to decreased demand in the US. Demand for feed product declined 36 percent due to weak economics for beef, pork and poultry and increased use of substitutes. Industrial sales volume fell 30 percent due to a slow down in demand for purified phosphoric acid used for food (e.g., soft drinks, vegetable oils, salad dressings, etc.) and other commercial purposes (e.g., fire retardants, metal finishing, aluminum brightening, etc.).

•	The increase in cost of goods sold per tonne was the result of fixed costs being allocated over fewer tonnes due to reduced operating rates at both our White Springs, Florida and Aurora, North Carolina operations. The price variance in cost of goods sold was flat despite lower sulfur costs ($37.0 million) and lower ammonia costs ($2.2 million), due to write-downs of finished product to net realizable value. All product lines benefited from lower sulfur costs but feed had a negative price variance due to a higher allocation of fixed costs (as a result of liquid fertilizer production volumes falling significantly and feed being the highest volume product at our White Springs, Florida plant which was shuttered for a significant portion of 2009 through June 30, 2009) and write-downs of finished product to net realizable value.

•	Significant sales volume declines in industrial and feed (for which prices are higher than fertilizers) coupled with significant price increases in industrial and only slightly lower feed prices, caused the change in market mix to produce an unfavorable variance of $25.8 million related to sales volumes and a favorable variance of $25.9 million in sales price.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$320.6	$644.5	(50)
Freight	12.5	13.3	(6)
Transportation and distribution	13.6	11.0	24

Net sales	$294.5	$620.2	(53)

Manufactured product
Net sales
Ammonia	$123.9	$238.0	(48)	450	432	4	$275.07	$551.09	(50)
Urea	92.9	177.0	(48)	330	330	-	$281.30	$536.09	(48)
Nitrogen solutions/Nitric acid/Ammonium nitrate	69.2	145.6	(52)	418	512	(18)	$165.64	$284.38	(42)

	286.0	560.6	(49)	1,198	1,274	(6)	$238.67	$440.04	(46)
Cost of goods sold	242.0	355.4	(32)				$201.94	$278.97	(28)

Gross margin	44.0	205.2	(79)				$36.73	$161.07	(77)

Other miscellaneous and purchased product
Net sales	8.5	59.6	(86)
Cost of goods sold	8.6	54.8	(84)

Gross margin	(0.1)	4.8	n/m

Gross Margin	$43.9	$210.0	(79)				$36.64	$164.84	(78)

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average Price per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$644.0	$1,225.7	(47)
Freight	25.2	28.3	(11)
Transportation and distribution	28.6	23.9	20

Net sales	$590.2	$1,173.5	(50)

Manufactured product
Net sales
Ammonia	$214.8	$478.6	(55)	929	906	3	$231.10	$528.24	(56)
Urea	214.5	308.9	(31)	725	627	16	$295.89	$492.88	(40)
Nitrogen solutions/Nitric acid/Ammonium nitrate	142.2	276.3	(49)	804	1,067	(25)	$177.01	$258.87	(32)

	571.5	1,063.8	(46)	2,458	2,600	(5)	$232.53	$409.15	(43)
Cost of goods sold	478.6	682.0	(30)				$194.74	$262.30	(26)

Gross margin	92.9	381.8	(76)				$37.79	$146.85	(74)

Other miscellaneous and purchased product
Net sales	18.7	109.7	(83)
Cost of goods sold	13.5	96.1	(86)

Gross margin	5.2	13.6	(62)

Gross Margin	$98.1	$395.4	(75)				$39.91	$152.08	(74)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

Highlights

•	Gross margin down $166.1 million quarter over quarter, $297.3 million year over year.

•	Realized sales prices fell dramatically due to declining raw material input costs and weak demand from both the fertilizer and non-fertilizer sectors.

•	Average natural gas costs in production, including hedging losses, decreased to $3.77 per MMBtu compared to $7.74 per MMBtu for second-quarter in 2008 due to lower US natural gas prices and Tampa ammonia prices to which our Trinidad natural gas is primarily indexed. Average natural gas costs in production, including hedging losses, decreased to $3.70 per MMBtu for the first six months of 2009 from $7.23 per MMBtu in the first six months of 2008.

•	Our Trinidad operation, which benefits from long-term, lower-cost natural gas contracts, generated $22.9 million in second-quarter gross margin, $45.0 million in the first half of 2009. Our US operations which profited from lower spot gas costs in the second quarter, contributed $46.9 million in second-quarter 2009 gross margin, $92.5 million in first half of 2009. Our US operations experienced natural gas hedging losses of $25.9 million for the quarter and $39.4 million for the first six months of 2009.

Manufactured nitrogen gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2009 vs. 2008				2009 vs. 2008
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in		Cost of Goods		Change in		Cost of Goods
	Sales Volumes	Net Sales	Sold	Total	Sales Volumes	Net Sales	Sold	Total
Manufactured product
Ammonia	$5.8	$(124.0)	$75.0	$(43.2)	$7.9	$(276.1)	$148.9	$(119.3)
Urea	1.1	(88.9)	45.7	(42.1)	24.8	(142.8)	62.2	(55.8)
Solutions, NA, AN	(13.1)	(48.0)	24.2	(36.9)	(31.0)	(65.8)	43.8	(53.0)
Hedge	-	-	(37.8)	(37.8)	-	-	(59.2)	(59.2)
Change in product mix	(18.9)	19.2	(1.5)	(1.2)	(50.5)	50.5	(1.6)	(1.6)

Total manufactured product	$(25.1)	$(241.7)	$105.6	$(161.2)	$(48.8)	$(434.2)	$194.1	$(288.9)
Other miscellaneous and purchased product				(4.9)				(8.4)

Total				$(166.1)				$(297.3)

Sales and Cost of Goods Sold

The total gross margin decrease of $166.1 million quarter over quarter was primarily attributable to the following changes:

•	Realized sales prices for nitrogen products dropped sharply against a backdrop of declining natural gas prices, weak downstream industrial demand for resins, nylons, plastics and rubber, and soft ammonia demand for solid phosphate fertilizers.

•	Fertilizer sales volumes decreased 5 percent due, in part, to delayed spring plantings in North America due to suboptimal weather conditions, and light demand for nitrogen solutions due to high system-wide inventories. Non-fertilizer sales volumes were down 7 percent, largely as a result of demand contraction for customers associated with downstream housing, automotive, coal and metal mining markets, which have weakened considerably with the economic downturn. Ammonia sales were slightly higher as Trinidad production displaced sales of purchased product due to tempered industrial demand. Urea sales were flat, as a marked drop in industrial shipments was offset by an increase in offshore business.

•	Manufactured cost of goods sold decreased 32 percent due to lower volumes and lower cost natural gas. The price variance in cost of goods sold was favorable $105.6 million. Total average natural gas cost in production, including hedge, was 51 percent lower than second-quarter 2008. Trinidad natural gas cost is primarily indexed to Tampa ammonia prices and was 60 percent lower in second-quarter 2009 compared to second-quarter 2008. US spot natural gas costs fell 67 percent, though the impact on cost of goods sold was partially offset by losses from US natural gas hedging activities of $25.9 million this year, compared to gains of $11.9 million in 2008. The cost of goods sold price variance was more favorable in ammonia than in other products as natural gas is a larger component of ammonia than downstream products.

•	The change in market mix caused an unfavorable variance of $18.9 million in sale volumes and a favorable variance of $19.2 million in sales price, due to a reduction in sales volumes for lower-priced nitrogen solutions, nitric acid and ammonium nitrate being more than offset by flat and slightly higher sales volumes for higher-priced urea and ammonia, respectively.

Quarterly nitrogen gross margin for the first half of 2009 and 2008 was as follows:

The total gross margin decrease of $297.3 million year over year was primarily attributable to the following changes:

•	Realized sales prices fell as a result of lower natural gas prices and weak industrial demand associated with the economic downturn.

•	Sales volumes for urea were up 16 percent due to higher shipments to offshore markets. Ammonia sales volumes were up three percent, with soft North American demand for direct application of solid phosphate fertilizers offset by export opportunities to high gas cost regions that had curtailed production. Nitrogen solutions sales volumes were down 23 percent as customers worked through high inventories during cool, wet spring weather conditions. Nitric acid and ammonium nitrate sales volumes decreased 26 percent due to reduced industrial demand in the US as certain of our customers’ facilities operated at substantially lower rates due to the effects of the weak economy on consumer goods and durables and commercial explosives businesses.

•	Cost of goods sold decreased 30 percent mainly due to the 49 percent decrease in average natural gas costs included in production. Our natural gas costs in Trinidad production decreased 64 percent while our US natural gas spot costs in production decreased 56 percent. Losses from our US natural gas hedging activities were $39.4 million compared to gains of $19.8 million in 2008. Lower natural gas costs were offset somewhat by higher turnaround costs recognized in 2009 that were not incurred in 2008 and additional costs associated with a fire at one of our plants at Trinidad in March. Ammonia had a greater effect on the decrease in cost of goods sold than urea and other nitrogen products as a higher proportion of natural gas is used.

•	Market mix caused a variance of $50.5 million in both sales price (favorable) and sales volumes (unfavorable), due to lower sales volumes in lower-priced nitrogen solutions, nitric acid and ammonium nitrate being offset by increased sales volumes for higher-price ammonia and urea.

Expenses and Other Income

	Three Months Ended June 30				Six Months Ended June 30

Dollars (millions)	2009	2008	Dollar Change	% Change	2009	2008	Dollar Change	% Change

Selling and administrative	$53.4	$79.7	$(26.3)	(33)	$96.8	$126.9	$(30.1)	(24)
Provincial mining and other taxes	(18.1)	163.0	(181.1)	n/m	14.9	262.4	(247.5)	(94)
Foreign exchange loss (gain)	37.9	1.9	36.0	n/m	7.7	(25.8)	33.5	n/m
Other income	188.4	103.3	85.1	82	223.4	115.2	108.2	94
Interest expense	26.5	15.7	10.8	69	49.7	26.9	22.8	85
Income taxes	72.2	375.2	(303.0)	(81)	(40.9)	547.0	(587.9)	n/m

n/m = not meaningful

Selling and administrative expenses decreased quarter over quarter and year over year due to lower costs for our short-term incentive plan (as a result of our financial performance being below budget), stock option plan (due to a change in the compensation formula used in determining the number of options to grant causing the number of options to be reduced compared to what would have resulted from the previous formula) and deferred share units (the price of our common shares did not increase as much during the second quarter and first half of 2009 compared to the same periods in 2008).

Provincial mining and other taxes were negative during the second quarter as a result of annual estimates made in the first quarter of 2009 which were revised lower during the second quarter to reflect weaker than anticipated demand for potash. Provincial mining and other taxes decreased in both the first and second quarter of 2009 principally due to lower potash revenue and gross margin impacting our Saskatchewan Potash Production Tax and resource surcharge. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits. The profit tax component was down $147.9 million in the second quarter and down $192.0 million in the first half of 2009 over the same period in 2008, largely because Saskatchewan-produced potash gross margin decreased 86 percent quarter over quarter and decreased 83 percent year over year. The resource surcharge decreased $33.2 million quarter over quarter and $55.5 million year over year as a result of lower potash sales revenues.

Losses on treasury activity and the period-end translation of Canadian dollar denominated monetary items on the Condensed Consolidated Statement of Financial Position, as a result of a strengthening Canadian dollar, contributed to second quarter foreign exchange losses of $37.9 million, which, combined with first quarter gains, resulted in a $7.7 million foreign exchange loss for the first six months of 2009. Included in the currency translation during the second quarter was a gain resulting from the reversal of foreign exchange losses recognized on income taxes payable and future income tax balances in the first quarter, related to a functional currency election made for Canadian income tax purposes during the second quarter of 2009. The Canadian dollar strengthened relative to the US dollar in the second quarter of 2008, and treasury activity produced small losses. In the first half of 2008, the Canadian dollar weakened resulting in a gain of $25.8 million.

Other income increased $85.1 million quarter over quarter and $108.2 million year over year. A $115.3 million gain on disposal of auction rate securities was recognized during the quarter when we received $132.5 million and $3.0 million to cover legal costs, from an investment firm that purchased the securities without our approval. Our share of earnings from equity investments in APC and SQM decreased $30.5 million in the second quarter of 2009 and $16.0 million in the first half compared to the same periods in 2008 as a result of decreased earnings caused by lower potash sales. Other income in the first half of 2008 included a $25.3 million gain from the change in fair value of the company’s forward purchase contract to acquire additional shares of Sinofert, more than offset by a $43.8 million provision for other-than-temporary impairment of auction rate securities.

The interest expense category increased $10.8 million compared to the second quarter of 2008 and $22.8 million compared to the first half. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended June 30				Six Months Ended June 30

				%				%
Dollars (millions) — except percentage amounts	2009	2008	Change	Change	2009	2008	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$3,032.3	$1,358.4	$1,673.9	123	$2,694.5	$1,358.5	$1,336.0	98
Weighted average interest rate	4.8%	6.5%	(1.7)%	(26)	4.6%	6.5%	(1.9)%	(29)
Short-term debt obligations
Weighted average outstanding	$638.6	$399.2	$239.4	60	$583.0	$246.0	$337.0	137
Weighted average interest rate	1.5%	2.8%	(1.3)%	(46)	1.7%	3.1%	(1.4)%	(45)

The higher average balance of long-term debt obligations outstanding in the second quarter and first half of 2009 compared to the same periods in 2008 caused interest expense on long-term debt to increase $16.5 million and $26.5 million, respectively. Average interest rates on long-term debt were reduced 1.7 percentage points quarter over quarter and 1.9 percentage points year over year due to lower rates on draws under our credit facilities classified as long-term during 2009 that did not exist in the first half of 2008. Capitalized interest reduced interest expense by $17.2 million in the second quarter and $30.0 million in the first six months of 2009 while in 2008 it was reduced by $10.5 million in the quarter and $18.9 million in the first half of the year. Interest expense on short-term debt increased $4.8 million quarter over quarter and $7.4 million year over year due to higher average balances outstanding, despite lower applicable rates.

The company’s income tax provision was $72.2 million for the second quarter of 2009 compared to $375.2 million in 2008. The company recorded a recovery of $40.9 million during the six months ended June 30, 2009 as compared to an expense of $547.0 million last year. The effective tax rate decreased to 28 percent from 29 percent, quarter over quarter, and decreased to negative 9 percent from 27 percent, year over year. The effective rate decreased due to lower forecast earnings and less income expected to be earned in higher-tax jurisdictions. The second-quarter 2009 provision included a discrete tax adjustment resulting in a future tax expense of $24.4 million related to a functional currency tax election of the parent company for Canadian income tax purposes. The benefit of a lower percentage of consolidated income earned in higher-tax jurisdictions positively impacted the second-quarter income tax provision. In the first quarter of 2009 a tax rate reduction resulting from an internal restructuring provided a non-cash future income tax recovery of $119.2 million. An increase in permanent deductions in the US from prior years was also recorded in the first quarter of 2009 and resulted in a current income tax recovery of $47.6 million, which will have a positive impact on cash. In the first quarter of 2008, the income tax provision was affected by the benefit of scheduled reductions in the Canadian federal income tax rate applicable to resource companies along with the elimination of a surtax. In addition, a future income tax recovery of $42.0 million was recorded in the first quarter of 2008 that related to an increase in permanent deductions in the US from prior years. Finally, the $25.3 million gain recognized as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable in the first quarter of 2008.

Excluding discrete items, for the first half of 2009, 75 percent of the effective tax rate pertained to current income taxes and 25 percent related to future income taxes. The decrease in the current income tax provision from 90 percent in the same period last year was largely due to the shifting of income between our various tax jurisdictions.

Current Market Conditions

Demand for our products, especially potash and phosphate, was significantly limited during the first half of the year. In addition, prices for phosphate and nitrogen products were substantially lower than 2008 levels. Subsequent to June 30, 2009, Canpotex settled potash contracts with selected customers in India for a delivered price of $460 per tonne. This price is significantly lower than last year’s contract settlements; however, depending on freight rates, we expect the new contract to result in realized prices nearly triple those of three years ago. Also subsequent to June 30, 2009, we reduced our US published list prices by approximately 35 percent (as compared to our preceeding price list published in third-quarter 2008) to reflect current market conditions. The following section analyzes selected aspects of our business that are or could be affected.

Cash flow from operating activities was positive in the first half of 2009 and we expect it to remain positive in the second half of the current year, although continued demand weakness may necessitate the incurrence of additional debt. We currently finance short-term liquidity needs through commercial paper borrowings and availability under our short-term line of credit and long-term revolving credit facilities. In May, the company settled the issuance of $1,000.0 million aggregate principal amount of senior notes. The current ratings on the company’s long-term debt are Baa1 with a stable outlook from Moody’s and A- with a stable outlook from Standard & Poor’s. Both ratings were confirmed in connection with our senior notes offering in the second quarter of 2009.

During the first six months of 2009, average realized potash prices remained above 2008 levels while demand was significantly lower. Phosphate prices and volumes were down significantly while in nitrogen, prices were lower and demand declined slightly. These factors caused a decline in net sales and caused cash flow provided by operations to be $35.0 million for the first six months of 2009 compared to $1,336.9 million in the same period a year ago. To match production to market demand, we reduced potash production by 3.2 million tonnes or 66 percent and phosphoric acid production by 424,000 tonnes or 41 percent year over year. Cash flows from operating and financing activities were used to fund capital expenditures, including our continuing potash mine expansion projects. Certain costs are incurred in Canadian dollars and we will continue to use foreign exchange derivative products to manage the impact of foreign exchange rates on our cash flows. As a result of our functional currency election for Canadian income tax purposes, our foreign exchange monetary exposure is significantly reduced.

Our capital expansion plans currently remain unchanged and will be funded with cash flows from operations and proceeds from borrowings, as necessary. We believe we have adequate access to capital. At June 30, 2009, we had working capital of $809.8 million and available borrowings under various debt facilities of $1,336.6 million, which we expect will be sufficient to cover our expected investments of $1,120.0 million in property, plant and equipment (inclusive of capitalized interest) and operating requirements for the remainder of 2009.

While market values of our investments in other publicly traded companies have decreased from previous highs reached during 2008, the market values continue to exceed cost. Investments also continue to generate earnings and/or dividends for the company.

The decline in plan asset valuations in the company’s defined benefit pension plans as of December 31, 2008 will require additional future increases in contributions from the company. We estimate $105.8 million will be paid to the defined benefit pension plans throughout 2009 with the majority of contributions to be made in the third quarter. Recommended contributions for 2009 as determined by actuarial valuation calculations at December 31, 2008 increased from those recommended for 2008, but are expected to be funded through operations and other available sources, if necessary.

The company evaluates the creditworthiness of its major customers on an ongoing basis and there were no significant changes to such customers’ ability to pay for product orders during the second quarter. For the first six months of 2009, $0.7 million of provision for doubtful accounts was recorded while receivables written off were $NIL. Given the slowdown in demand for all three nutrients we produce, we will continue to carefully manage our credit risk relating to trade receivables through our credit management program, and customers that fail to meet specified benchmark credit standards may be required to transact with us on a prepayment basis or some other form of credit support.

The carrying values of our inventories were considered in the context of our accounting policy to record inventories at the lower of average cost and net realizable value.

Natural gas prices, which are a significant input cost in the production of nitrogen, decreased in the first quarter of 2009 and increased during the second quarter of 2009. We enter into derivative contracts to manage the cost of natural gas and as a result of natural gas price increases from recent lows, our cash deposits to counterparties as required under these agreements fell by $1.1 million compared to December 31, 2008. In the event natural gas prices fall, we will be required to increase cash deposits to counterparties as required under our agreements. We continue to consider the impact by which our cash flow may be affected by changes in natural gas prices or our credit rating, and believe that cash flows from operations and financing sources are sufficient to meet potential obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Demand is typically higher during the second quarter but was lower than recent years as a result of uncertainty caused by the global economic downturn. Despite significant declines in sales volumes, potash net sales exceeded fixed cost of sales and period costs by $129.8 million for the quarter and $329.7 million for the first six months of the year. Phosphate and nitrogen net sales exceeded fixed cost of sales and period costs by $157.1 million and $199.6 million, respectively, for the quarter and by $337.4 million and $400.6 million, respectively, for the first six months of the year. As we expect demand to pick up in the second half of 2009, we do not anticipate cash flow constraints related to production.

The following aggregated information about our contractual obligations and other commitments aims to provide insight into our short- and long-term liquidity and capital resource requirements. The information presented in the table below does not include obligations that have original maturities of less than one year or planned capital expenditures.

Contractual Obligations and Other Commitments

	June 30, 2009
Dollars (millions)	Payments Due By Period

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$3,108.0	$0.3	$606.9	$1,500.8	$1,000.0
Estimated interest payments on long-term debt obligations	1,449.9	157.5	268.2	198.7	825.5
Operating leases	660.2	100.2	167.8	142.8	249.4
Purchase obligations(1)	909.9	223.3	345.6	124.7	216.3
Other commitments	73.8	30.5	19.9	10.6	12.8
Other long-term liabilities	1,192.1	139.3	121.3	79.5	852.0

Total	$7,393.9	$651.1	$1,529.7	$2,057.1	$3,156.0

(1)	Potash purchase obligations have been priced using expected prices as at August 6, 2009

Long-Term Debt

Long-term debt consists of $2,350.0 million of senior notes issued under US shelf registration statements, $750.0 million of long-term debt outstanding under credit facilities, a net of $5.9 million under back-to-back loan arrangements (described in Note 13 to the consolidated financial statements in our 2008 financial review annual report) and other commitments of $2.1 million payable over the next 3 years.

The senior notes represent 76 percent of our total long-term debt obligations portfolio and are unsecured. Of the senior notes outstanding, $600.0 million bear interest at 7.750 percent and mature in 2011, $250.0 million bear interest at 4.875 percent and mature in 2013 and $500.0 million bear interest at 5.875 percent and mature in 2036. In addition, on May 1, 2009, we closed the issuance of $1,000.0 million aggregate principal amount of senior notes, $500.0 million of which bear interest at 5.250 percent and mature in 2014 and $500.0 million of which bear interest at 6.500 percent and mature in 2019.

One long-term revolving credit facility represents 24 percent of our total long-term debt obligations and provides for unsecured advances of $750.0 million (available until May 31, 2013) and was fully drawn at June 30, 2009. The company also has available two other long-term revolving credit facilities. One facility of $180.0 million is available until December 21, 2010, and the other facility of $1,850.0 is available until May 28, 2010. No borrowings were outstanding at June 30, 2009 under these two facilities.

There are no sinking fund requirements related to any of our long-term debt obligations. The senior notes are not subject to any financial test covenants but are subject to certain customary covenants (including limitations on liens and sale and leaseback transactions) and events of default, including an event of default for acceleration of certain other debt in excess of $50.0 million. The back-to-back loan arrangements are not subject to any financial test covenants but are subject to certain customary covenants and events of default, including, an event of default for non-payment of certain other debt in excess of $25.0 million. Non-compliance with such covenants could result in accelerated payment of the related debt. The company was in compliance with all covenants as at June 30, 2009. Under certain conditions related to a change in control, the company is required to make an offer to purchase all, or any part, of the senior notes due 2014, the senior notes due 2019 and the senior notes due 2036 at 101 percent of the principal amount of the senior notes repurchased, plus accrued interest. Principal covenants and events of default under the credit facilities are described under “Liquidity and Capital Resources — Principal Debt Instruments”.

The estimated interest payments on long-term debt obligations in the table above include our cumulative scheduled interest payments on fixed and variable rate long-term debt. Interest on variable rate debt is based on interest rates prevailing at June 30, 2009.

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

Purchase Obligations

We have long-term agreements for the purchase of sulfur for use in the production of phosphoric acid, which provide for minimum purchase quantities and, in most cases, prices that are based on market rates at the time of delivery. The purchase obligations and other commitments included in the table above are based on current contract prices.

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

In June 2009, the company committed to purchase minimum amounts of potash from SQM for resale to specific countries based on market prices in effect at the time of those sales, plus a nominal per-tonne fee. The commitments included in the table above are based on committed volumes at June 30, 2009 and expected prices as of August 6, 2009.

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

Capital Expenditures

During 2009, we expect to incur capital expenditures, including capitalized interest, of approximately $1,465 million for opportunity capital, approximately $300 million to sustain operations at existing levels and approximately $120 million for site improvements.

The most significant project on which funds will be spent in 2009 relates to a major debottlenecking and expansion project that is expected to increase annual capacity at our Cory, Saskatchewan operation to 3.0 million tonnes, including 750,000 tonnes of new compaction capacity. The project is comprised of an initial project on which work began in May 2007, plus an increase in scope announced in July 2008. The initial project, which is a new red potash product mill, is scheduled for completion by September 2010 and is expected to increase its annual capacity to 2.0 million tonnes. The additional project announced in July 2008 is expected to add an additional 1.0 million tonnes of the same red potash product capacity with construction and ramp-up of the project to be completed by the end of 2012. The initial project is expected to cost approximately CDN $892 million, plus capitalized interest, and the additional project has an estimated cost of CDN $220 million bringing the total Cory expansion costs to CDN $1.1 billion. We currently expect to spend CDN $490 million, plus capitalized interest, on the Cory expansion projects in 2009.

We expect to spend CDN $423 million, plus capitalized interest, in 2009 on our new 2-million-tonne-per-year potash mine and expanded milling operations in New Brunswick (a net increase of 1.2 million tonnes per year). The four-year construction project has an estimated cost of CDN $1.6 billion, plus capitalized interest, which includes CDN $100 million for additional upgraded granular production capability. Construction of the mill expansion is expected to be complete at the end of the fourth quarter of 2011 with the new Picadilly mine development expected to be complete by the end of 2012 and ramp-up of the project expected to be completed by the end of 2014.

At our Rocanville, Saskatchewan plant, we announced a project in 2007 that is expected to bring over 2.0 million tonnes of additional capacity to the plant. The project requires a new mine shaft, extensive expansion to the existing mill site and expansion of the leased mining areas and will take five years to complete. In July 2008, we announced an increase in scope of this project such that an additional 700,000 tonnes of capacity expansion will be incorporated into the 2.0 million-tonne mine and mill project. With an additional investment of CDN $1.0 billion, the project now is expected to add a total of 2.7 million tonnes at a cost of CDN $2.8 billion and raise the facility’s annual capacity to 5.7 million tonnes. Construction of the mill is scheduled for completion at the end of 2012 with ramp-up over the following two years. Expected expenditures in 2009 are CDN $331 million, plus capitalized interest.

In July 2008, we announced a debottlenecking project at our Allan, Saskatchewan operation which is expected to add 1.0 million tonnes of annual production capability. This project, together with the 400,000 tonne expansion/debottlenecking project completed in 2007 is expected to raise its annual capacity to 3.0 million tonnes per year. Construction and ramp-up are scheduled for completion by the end of 2012. This project has an estimated cost of CDN $550 million, plus capitalized interest, of which CDN $76 million is expected to be spent in 2009.

In the phosphate division, we began construction of a new sulfuric acid plant at our Aurora, North Carolina facility in 2007. The total cost of this project is approximately $260 million, plus capitalized interest, with $131 million projected to be spent in 2009. The project is scheduled to be completed in the fourth quarter of 2009.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30

			$	%			$	%
Dollars (millions)	2009	2008	Change	Change	2009	2008	Change	Change

Cash (used in) provided by operating activities	$(63.7)	$894.6	$(958.3)	n/m	$35.0	$1,336.9	$(1,301.9)	(97)
Cash (used in) investing activities	(250.9)	(322.7)	71.8	(22)	(627.9)	(697.4)	69.5	(10)
Cash provided by (used in) financing activities	430.8	(666.6)	1,097.4	n/m	687.4	(1,089.1)	1,776.5	n/m

n/m = not meaningful

The following table presents summarized working capital information as at June 30, 2009 compared to December 31, 2008:

	June 30,	December 31,		%
Dollars (millions) — except ratio amounts	2009	2008	Change	Change

Current assets	$2,220.9	$2,267.2	$(46.3)	(2)
Current liabilities	$(1,411.1)	$(2,615.8)	$1,204.7	(46)
Working capital	$809.8	$(348.6)	$1,158.4	n/m
Current ratio	1.57	0.87	0.70	80

n/m = not meaningful

Liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings under our line of credit, commercial paper borrowings, draw-downs under our long-term revolving credit facilities and long-term debt issued under US shelf registration statements. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities.

Cash provided by operating activities declined $958.3 million quarter over quarter, largely attributable to the $718.0 million decrease in net income and $207.6 million decrease from non-cash operating working capital changes. During the second quarter, cash inflows from accounts receivable increased $338.0 million (due to declining receivables in 2009 resulting from reduced sales, particularly as compared to record sales in 2008 and offset by increases in income and provincial mining taxes receivable) and inventories increased $106.7 million (due to production curtailments and lower input costs in 2009 compared to maximum production and higher inputs in 2008). Cash flows on accounts payable and accrued charges increased $624.7 million compared to second-quarter 2008 as: (1) income and provincial mining taxes payable fell during the quarter (in some cases to receivable positions) due to lower sales; (2) trade payables declined in the second quarter of 2009 as purchasing activity declined in conjunction with decreased sales activity; (3) stock-based compensation accruals declined year over year as a result of a significant decrease in our share price; and (4) natural gas and sulfur accruals were lower in 2009 as input costs declined. Year over year, cash provided by operating activities was down $1,301.9 million due to the $975.7 million decrease in net income (the $115.3 million gain on disposal of auction rate securities further negatively impacts operating cash flows), a 2008 provision for future income taxes of $26.8 million as compared to a 2009 recovery of $75.1 million, and a $108.6 million reduction in cash flow from non-cash operating working capital changes. Repayments of accounts payable and accrued charges resulted in a $1,055.6 million decline in non-cash operating working capital changes as expenditures were down significantly as a result of slower demand, taxes were recoverable in 2009 compared to payable in 2008 and payments were made to settle awards under our 2006-2008 medium-term incentive plan. Accounts receivable and inventories contributed $686.8 million and $290.4 million, respectively, to changes in non-cash operating working capital as a result of declining receivables due to fewer sales (partially offset by increased taxes receivable) and declining phosphate and nitrogen inventory volumes and costs in 2009 compared to 2008 whereas the value of sales and inventories were much higher in 2008 than in 2007.

Cash used in investing activities decreased $71.8 million quarter over quarter and $69.5 million year over year. The most significant items impacting cash during the first six months of 2009 and 2008 included:

•	Our spending on property, plant and equipment was $399.6 million in the second quarter of 2009 and $765.7 million for the first half of the year, an increase of $161.7 million and $331.3 million, respectively, compared to the same periods in 2008. Approximately 71 percent (2008 — 76 percent) of our consolidated capital expenditures for the second quarter related to the potash segment and 70 percent (2008 — 69 percent) related to the potash segment in the first six months of 2009.

•	During the second quarter of 2009, $132.5 million was received from the disposal of the auction rate securities.

•	During the first three months of 2008, $173.7 million was paid to settle the company’s forward purchase contract for shares of Sinofert. During the second quarter of 2008, the company purchased additional shares in Sinofert for a total cost of $76.4 million. No such transactions took place during 2009.

Cash provided by financing activities was $430.8 million during the second quarter of 2009 ($687.4 million during the first half of the year) as a result of the issuance of $1,000.0 million aggregate principal amount of senior notes during the second quarter. Proceeds from long-term credit facilities for the second quarter of 2009 were $795.0 million ($1,555.0 million during the first half of the year), proceeds from short-term credit facilities and commercial paper were $196.4 million ($411.5 million in the first half of the year) and repayment of and finance costs on long-term debt obligations were $1,538.8 million ($2,229.2 million during the first half of the year). In the second quarter and first half of 2008, $1,476.6 million and $1,897.1 million, respectively, was paid to repurchase our common shares. Also in 2008, proceeds from short-term debt obligations were $828.9 million in the second quarter and $842.4 million in the first half.

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

Principal Debt Instruments

	June 30, 2009

	Total	Amount Outstanding		Amount
Dollars (millions)	Amount	and Committed		Available

Credit facilities	$2,780.0 (1)	$1,487.9	(1)	$1,292.1 (1)
Line of credit	75.0	30.5	(2)	44.5

(1)	The amount available under the $750.0 million commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $737.9 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facilities and fixed rates on our senior notes. As of June 30, 2009, interest rates ranged from 0.24 percent to 1.86 percent on outstanding commercial paper denominated in Canadian dollars and 0.45 percent to 1.63 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 0.76 percent to 0.83 percent on LIBOR rate loans with one base rate loan at 3.75 percent.

Our three long-term revolving credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. We also have a $75.0 million short-term line of credit that is available through June 2010. Outstanding letters of credit and direct borrowings reduce the amount available. The line of credit and credit facilities have financial tests and other covenants with which we must comply at each quarter-end. Principal covenants under the credit facilities and line of credit require a debt-to-capital ratio of less than or equal to 0.60:1, a long-term debt-to-EBITDA (defined in the respective agreements as earnings before interest, income taxes, provincial mining and other taxes, depreciation, amortization and other non-cash expenses, and unrealized gains and losses in respect of hedging instruments) ratio of less than or equal to 3.5:1, tangible net worth greater than or equal to $1,250.0 million and debt of subsidiaries not to exceed $650.0 million. The credit facilities and line of credit are also subject to other customary covenants and events of default, including an event of default for non-payment of other debt in excess of CDN $40.0 million. Non-compliance with any of the above covenants could result in accelerated payment of the debt owing under the credit facilities and line of credit, and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as at June 30, 2009.

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

Our $2,350.0 million of senior notes were issued under US shelf registration statements. Under our currently effective US shelf registration statement, we can issue and sell additional debt securities, subject to market conditions.

For the first six months of 2009, our weighted average cost of capital was 9.91 percent (2008 — 12.57 percent), of which 89 percent represented equity (2008 — 98 percent).

Outstanding Share Data

The company had 295,552,385 common shares issued and outstanding at June 30, 2009 compared to 295,200,987 common shares issued and outstanding at December 31, 2008. During the second quarter of 2009, the company issued 259,988 common shares (351,398 common shares during the first six months of 2009) pursuant to the exercise of stock options and our dividend reinvestment plan. At June 30, 2009, there were 13,169,564 options to purchase common shares outstanding under the company’s seven stock option plans, as compared to 12,849,356 at December 31, 2008 under six stock option plans.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) — except	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
per-share amounts	2009	2009	2008	2008	2008	2008	2007	2007

Sales	$856.0	$922.5	$1,870.6	$3,064.3	$2,621.0	$1,890.6	$1,431.4	$1,295.0

Gross margin	170.6	229.6	873.1	1,741.0	1,437.3	856.0	535.0	475.1

Net income	187.1	308.3	788.0	1,236.1	905.1	566.0	376.8	243.1

Net income per share — basic	0.63	1.04	2.63	4.07	2.91	1.79	1.19	0.77

Net income per share — diluted	0.62	1.02	2.56	3.93	2.82	1.74	1.16	0.75

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2009 were $58.2 million (2008 — $604.6 million). For the first six months of 2009, these sales were $217.5 million (2008 — $976.3 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

In June 2009 the company purchased $26.9 million of potash from SQM, a significantly influenced equity investee. The transaction has been measured based on the exchange amount at the date of the transaction. As required by the supply agreement, subsequent adjustments may be made to the exchange amount based on future changes in market prices up to the point the company sells the potash to a third party. At June 30, 2009 the company had $32.0 million (including $5.1 million Value Added Tax) outstanding in amounts payable to the related party as a result of this transaction. The company has guaranteed the amounts outstanding and all amounts are due October 30, 2009.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2008 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2009.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2009, and Notes 1 and 18 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

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

In June 2008, the Canadian Securities Administrators (“CSA”) published a staff notice which stated that it is prepared to recommend exemptive relief on a case-by-case basis to permit a domestic Canadian issuer to prepare its financial statements in accordance with IFRSs for a financial period beginning before January 1, 2011. The US Securities and Exchange Commission (“SEC”) issued a final rule in January 2008 that would allow some foreign private issuers to use IFRSs, without reconciliation to US GAAP, effective for certain 2007 financial statements. In

November 2008, the SEC issued a proposed roadmap for the potential mandatory adoption of IFRSs by issuers in the US and a proposed rule that would allow the optional use of IFRSs by certain qualifying domestic issuers. Provided it is appropriate to do so, we may adopt IFRSs earlier than the AcSB’s mandatory adoption deadline of January 1, 2011.

The company has established a project team that is led by finance management, and includes representatives from various areas of the organization to plan for and achieve a smooth transition to IFRSs. The audit committee of the Board of Directors regularly receives progress reporting on the status of the IFRSs implementation project.

The implementation project consists of three primary phases, which are sometimes occurring concurrently, as analysis in certain areas is further advanced than in other areas:

•	Scoping and diagnostic phase — This phase involves performing a high-level impact assessment to identify key areas that may be impacted by the transition to IFRSs. Potentially affected areas are ranked as high, medium or low priority.

•	Impact analysis, evaluation and design phase — In this phase, each area identified from the scoping and diagnostic phase is addressed in order of descending priority, with project teams established as deemed necessary. This phase involves specifying changes required to existing accounting policies, information systems and business processes, analyzing policy alternatives allowed under IFRSs and developing draft IFRSs financial statement content. Broader implications on our business activities are being assessed particularly in relation to our debt covenants, compensation arrangements, hedging activities, budgeting and management reporting. Also in this phase, internal controls over financial reporting and disclosure controls and procedures are evaluated to ensure that they remain effective both during and after the transition to IFRSs.

•	Implementation and review phase — This phase includes executing changes to information systems, business processes and internal controls, completing formal authorization processes to approve recommended accounting policy changes and conducting training programs across the company’s finance and other staff, as necessary. This stage culminates in collecting financial information necessary to compile IFRSs-compliant financial statements, embedding IFRSs in business processes, eliminating any unnecessary data collection processes and audit committee approval of IFRSs financial statements. Implementation also involves delivering further training to staff as revised systems begin to take effect.

The company completed the scoping and diagnostic phase in June 2008, and is now in the impact analysis, evaluation and design phase. Many of the differences identified between IFRSs and Canadian GAAP are not expected to have a material impact on our reported results and financial position. However, there may be significant changes as a result of IFRSs’ accounting principles and provisions for first time adoption. The company has not yet determined the full accounting effects of adopting IFRSs. However, we do not expect the adoption of IFRSs to materially impact the underlying cash flows, profitability trends of our operating performance, debt covenants or compensation arrangements.

Most adjustments required on transition to IFRSs will be made, retrospectively, against opening retained earnings as of the date of the first comparative balance sheet presented based on standards applicable at that time. Transitional adjustments relating to those standards where comparative figures are not required to be restated will only be made as of the first day of the year of adoption.

First-Time Adoption of IFRSs

IFRS 1, “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”), provides entities adopting IFRSs for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRSs. The company is analyzing the various accounting policy choices available and will implement those determined to be most appropriate in our circumstances. We expect to finalize our choice of certain IFRS 1 optional exemptions during the third quarter of 2009, the most significant of which are summarized below:

Business Combinations

An exemption is available which allows the company, on transition to IFRSs, to either restate all past business combinations or to apply a more limited restatement approach. If the limited restatement approach is chosen, specific requirements must be met, such as: maintaining the classification of the acquirer and the acquiree, recognizing or derecognizing certain acquired assets or liabilities as required under IFRSs and remeasuring certain assets and liabilities at fair value.

Property, Plant and Equipment

An exemption is available which would allow the company to report items of property, plant and equipment, in its opening balance sheet on the transition date, at a deemed cost instead of the actual cost that would be determined under IFRSs. The deemed cost of an item may be either its fair value at the date of transition to IFRSs or an amount determined by a previous revaluation under Canadian GAAP (as long as that amount was close to either its fair value, cost or adjusted cost). The exemption can be applied on an asset-by-asset basis.

Share-Based Payments

An exemption is available which would allow the company to elect not to apply IFRS 2, “Share-Based Payments” to equity instruments granted on or before November 7, 2002 or which vested before the company’s date of transition to IFRSs.

Employee Benefits

An exemption exists for the company to recognize all cumulative actuarial gains and losses at the date of transition to IFRSs. Actuarial gains and losses would have to be recalculated under IFRSs from the inception of each of our defined benefit plans if the exemption is not taken. The company’s choice must be applied to all defined benefit plans consistently.

Cumulative Translation Differences

On transition, cumulative translation gains or losses in accumulated other comprehensive income can be reclassified to retained earnings at the company’s election. If not elected, all cumulative translation differences must be recalculated under IFRSs from inception.

Decommissioning Liabilities

In accounting for changes in obligations to dismantle, remove and restore items of property, plant and equipment, the guidance in IFRSs requires changes in such obligations to be added to or deducted from the cost of the asset to which it relates. The adjusted depreciable amount of the asset is then depreciated prospectively over its remaining useful life. Rather than recalculating the effect of all such changes throughout the life of the obligation, an exemption is available which would allow the company to measure the liability and the related depreciation effects at the date of transition to IFRSs.

Expected Areas of Significance

Set out below are the key areas where changes in accounting policies are expected that may impact the company’s consolidated financial statements. The list and comments below should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, analysis of changes is still in process and not all decisions have been made where choices of accounting policies are available. We note that the standard-setting bodies that promulgate Canadian GAAP and IFRSs have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. In particular, we expect that there may be additional new or revised IFRSs issued in relation to consolidation, income taxes, liabilities, discontinued operations, related party disclosures and joint ventures. We have processes in place to ensure that such potential changes are closely monitored and evaluated. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described below are those existing based on Canadian GAAP and IFRSs today. Until our adoption date is finalized, the company is not able to reliably quantify the impacts expected on our consolidated financial statements for these differences. If we decide to early adopt IFRSs, significant accounting policy choices will be finalized in our 2009 third quarter. If IFRSs are adopted on January 1, 2011, we expect to disclose our significant accounting policy choices in our 2009 annual report.

Asset Impairment

Canadian GAAP generally uses a two-step approach to impairment testing: first comparing asset carrying values with undiscounted future cash flows to determine whether impairment exists; and then measuring any impairment by comparing asset carrying values with fair values. International Accounting Standard (“IAS”) 36, “Impairment of Assets”, uses a one-step approach for both testing for and measuring impairment, with asset carrying values compared directly with the higher of fair value less costs to sell and value in use (which uses discounted future cash flows). This may potentially result in more writedowns where carrying values of assets were previously supported under Canadian GAAP on an undiscounted cash flow basis, but could not be supported on a discounted cash flow basis. However, the extent of any new writedowns may be partially offset by the requirement under IAS 36 to reverse any previous impairment losses where circumstances have changed such that the impairments have been reduced. Canadian GAAP prohibits reversal of impairment losses.

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

Share-Based Payments

IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair values of the awards. Canadian GAAP on the other hand requires that such payments be measured based on intrinsic values of the awards. This difference is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans such as our medium term incentive plan.

Provisions (Including Asset Retirement Obligations)

Under IAS 37, “Provisions, Contingent Liabilities and Contingent Assets”, a provision may arise from both legal and constructive obligations. Under Canadian GAAP, asset retirement obligations are only recognized where they arise from a legal obligation. Therefore, it is possible that there may be some provisions which would meet the recognition criteria under IFRSs that were not recognized under Canadian GAAP.

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

The company recognizes damage to reputation as its most severe risk consequence, which is mitigated by ongoing and transparent communication with stakeholders, commitment to sustainability, and best practices in corporate governance. Moreover, significant investments and operations in a number of countries subject the company to business risks which could be exaggerated by differences in domestic culture, political and economic conditions, policies, laws and regulations. The company may also be adversely affected by changing anti-trust laws in operating jurisdictions worldwide.

The risks of greatest potential impact to potash reported in the 2008 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers and undertaking sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan, Saskatchewan, mitigation includes ground penetrating radar development and the installation of protective canopies on mining machines.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, and employing natural gas price risk hedging strategies where appropriate.

OUTLOOK

Given the essential role fertilizer plays in food production, demand for fertilizer cannot be deferred indefinitely, as removing essential crop nutrients from the soil today means more must be applied tomorrow. With rising populations, fundamental shifts in dietary practices to more meat protein and fruits and vegetables, along with increasingly limited land and water availability, we anticipate long-term pressure on the global food system. We believe that economic uncertainty has resulted in inadequate nutrient replacement to soils in all major agricultural regions, creating a void that must be filled. In some regions, nutrients resident in the soil and exceptional growing conditions can temporarily distract attention from this underlying issue, but unsustainable fertilizer practices cannot continue if the world’s need for food is to be met.

The imminent need for improved soil fertility around the world is beginning to bring much-needed clarity to nutrient markets. Recently announced contracts between major potash suppliers and India’s fertilizer buyers demonstrate customer understanding of the premium value and very different long-term supply/demand fundamentals for potash. In contrast to phosphate and nitrogen realized prices, which have reverted to near 2006 levels, India’s recent potash settlements equate to a level nearly triple our realized offshore prices of three years ago. While these prices are 26 percent below the record contract prices of last year, historical and relative context is important: this is one of the worst economic downturns we have ever seen, and we have just exited a fertilizer year in which global potash shipments were more than 30 percent lower than the previous year.

We believe a return to normal potash demand — and demand growth — will be driven not only by the need to replenish soil nutrients but also by renewed customer confidence in pricing. Fertilizer dealers make money by buying when they believe they can capture a positive margin, and many were shaken by the economic downturn and the rapid decline in phosphate and nitrogen pricing. We have seen India resume potash purchasing, which we expect will be followed by significant interest from the large Brazilian market, and we anticipate that customers worldwide will commit with confidence to new orders and initiate the lengthy process of refilling the potash pipeline.

We believe this situation could be similar to 2006, when extended contract negotiations pushed significant potash sales back to the latter half of the year and, more importantly, were the precursor to the strong demand rebound in 2007 and 2008. The current circumstances are even more dramatic because of the extent and duration of destocking that has occurred. With more than 14 million tonnes of global potash production curtailed so far this year, we expect a strong rebound in 2010 potash sales volumes to tighten supply/demand fundamentals.

We anticipate global potash demand in 2010 to be in the range of 55-60 million tonnes, depending on the pace of improvement in the world economy and related crop commodity prices. If economic recovery lags and consumers, including those buying grain and oilseeds, remain cautious, the need to replenish soil fertility could drive a rebound to the lower end of the range. If customer confidence and normal buying patterns return, grain markets could reflect both rising demand and global production shortfalls due to poor fertility practices during this recession. Higher crop prices could once again motivate farmers to maximize production and could drive potash sales volumes to the high end of that range next year. At this level we believe global producers would be near operational capacity.

We expect that the potash inventories built by producers during the downturn will supply immediate needs, but with low inventories in the broader supply chain, warehouses are expected to empty quickly as demand returns. We believe meeting longer-term demand growth will present a greater challenge. Building potash capacity requires considerable cost and a long time to execute, so sufficiently high potash margins are necessary to justify the investment. In our view, margins have not reached a level that justifies the cost of a greenfield mine. Recently settled contract prices have made this investment even more challenging.

We believe these issues further enhance the window of opportunity for our expansion projects in Saskatchewan and New Brunswick, which will be completed in a shorter time frame and at a significant discount to the estimated cost of a greenfield mine. These projects are expected to be completed on schedule, increasing our constructed capacity1 to 18 million tonnes by the end of 2012 with a steady ramp-up between now and the end of 2014.

We now expect 2009 potash sales volumes to be in the range of 4.5-5.0 million tonnes. As we have for the past two decades, we will match our production to demand as it returns market-by-market through the second half of the year. With our current operational capacity of approximately 11.5 million tonnes, further production curtailments above the 4.7 million tonnes already announced this year will be required. We now anticipate potash gross margin for 2009 to be in the range of $1.2-$1.5 billion.

With lower forecast potash volumes, we now anticipate our 2009 annual effective tax rate will be in the range of 14-16 percent, with the remaining quarters at approximately 23-25 percent. Provincial mining and other taxes are now forecast within a range of 4-5 percent of total potash gross margin as a result of lower volumes increasing the impact that our deductible potash capital expenditures are expected to have on the profit tax component of these taxes. We now anticipate other income to be slightly above 2008 levels.

1 Constructed capacity: Equipment in a state of readiness to produce. While constructed capacity is increased at mechanical completion of a project, a period of ramp-up may be required to achieve full operating levels.

PotashCorp is expecting third-quarter net income per share to be in the range of $0.80-1.20. For the full year, we anticipate earnings to be in the range of $4.00-5.00 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after June 30, 2009, are forward-looking statements. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the current global financial crisis and conditions and changes in credit markets; the results of negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2008 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2008 financial review annual report, pages 39 to 40, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 18, 24, and 30, respectively, of such report. A discussion of commodity risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk, including risk sensitivities, can be found in Note 13 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain legal and environmental proceedings, see Note 15 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 7, 2009, the Company held an annual and special meeting (the “Meeting”) of its shareholders.

(b) At the Meeting, the Company’s shareholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	AGAINST	WITHHELD*

Christopher M. Burley	224,562,550	1030	893,953
William J. Doyle	224,658,162	6630	797,781
John W. Estey	216,399,288	1030	9,057,215
C. Steven. Hoffman	224,649,728	1030	806,775
Dallas J. Howe	224,567,968	4930	888,145
Alice D. Laberge	224,585,833	1030	870,670
Keith G. Martell	216,391,587	1030	9,064,916
Jeffrey J. McCaig	216,264,540	1030	9,191,963
Mary Mogford	224,639,332	1030	817,171
Paul J. Schoenhals	216,431,467	6630	9,024,476
E. Robert Stromberg, Q.C.	214,187,279	6630	11,268,664
Elena Viyella de Paliza	214,306,269	6630	11,149,674

(c) The Company’s shareholders also voted upon the appointment of the firm of Deloitte & Touche, LLP, the present auditors, as the Company’s auditors, to hold office until the next annual meeting of the Company’s shareholders. The results of the vote were: 224,412,660 shares for, 112 shares against and 1,040,771 shares withheld*.

(d) The Company’s shareholders also voted on an ordinary resolution (attached as Appendix B to the Company’s Management Proxy Circular dated February 20, 2009) approving the adoption of a new stock option plan. The results of the vote were: 187,936,123 shares for and 15,650,214 shares against.

(*)	Number of withheld votes is based upon proxies received prior to the Meeting.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.

4(o)	First Amending Agreement to the Amended and Restated Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated March 5, 2009.	8-K	3/6/2009	4(a)

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

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2008

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10	(r)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006	10(s)

10	(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(y)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10	(z)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(aa)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10	(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

10	(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10	(ee)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)

10	(ff)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

10	(gg)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10	(hh)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(ii)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10	(jj)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10	(kk)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10	(ll)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10	(mm)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009

10	(nn)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 6, 2009

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

August 6, 2009

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.

4(o)	First Amending Agreement to the Amended and Restated Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated March 5, 2009.	8-K	3/6/2009	4(a)

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

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10	(f)	Canpotex Producer Agreement amending agreement dated as of January 1, 1999.	10-K	12/31/2000

10	(g)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(h)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10	(i)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10	(j)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10	(k)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006

10	(m)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006

10	(n)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-K	12/31/2008

10	(o)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995

10	(p)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10	(q)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10	(r)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006	10(s)

10	(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008

10	(y)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10	(z)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(aa)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008

10	(bb)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10	(cc)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

10	(dd)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10	(ee)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)

10	(ff)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

10	(gg)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10	(hh)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

Incorporated By
Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(ii)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10	(jj)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10	(kk)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10	(ll)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10	(mm)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009

10	(nn)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11		Statement re Computation of Per Share Earnings.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.