Form 10-Q
period 2009-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2009-11-05
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As at October 31, 2009, Potash Corporation of Saskatchewan Inc. had 295,881,482 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	September 30,	December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$391.2	$276.8
Accounts receivable (Note 2)	1,138.5	1,189.9
Inventories (Note 3)	639.9	714.9
Prepaid expenses and other current assets	161.4	85.6

	2,331.0	2,267.2
Property, plant and equipment	5,890.7	4,812.2
Investments	3,322.5	2,750.7
Other assets	342.4	300.2
Intangible assets	20.0	21.5
Goodwill	97.0	97.0

	$12,003.6	$10,248.8

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$489.5	$1,324.1
Accounts payable and accrued charges	704.0	1,183.6
Current portion of derivative instrument liabilities	58.7	108.1

	1,252.2	2,615.8
Long-term debt (Note 5)	3,499.0	1,739.5
Derivative instrument liabilities	104.2	120.4
Future income tax liability	881.1	794.2
Accrued pension and other post-retirement benefits	274.5	253.4
Accrued environmental costs and asset retirement obligations	135.0	133.4
Other non-current liabilities and deferred credits	3.6	3.2

	6,149.6	5,659.9

Contingencies and Guarantees (Notes 16 and 17, respectively)
Shareholders’ Equity
Share capital	1,425.9	1,402.5
Unlimited authorization of common shares without par value; issued and outstanding 295,832,782 and 295,200,987 at September 30, 2009 and December 31, 2008, respectively
Unlimited authorization of first preferred shares; none outstanding

Contributed surplus	147.0	126.2
Accumulated other comprehensive income	1,223.3	657.9
Retained earnings	3,057.8	2,402.3

	5,854.0	4,588.9

	$12,003.6	$10,248.8

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Sales (Note 7)	$1,099.1	$3,064.3	$2,877.6	$7,575.9
Less: Freight	53.7	81.4	130.2	287.2
Transportation and distribution	36.3	31.6	101.0	97.2
Cost of goods sold	662.9	1,210.3	1,900.0	3,157.2

Gross Margin	346.2	1,741.0	746.4	4,034.3

Selling and administrative	35.9	31.7	132.7	158.6
Provincial mining and other taxes	2.1	172.0	17.0	434.4
Foreign exchange gain	(9.0)	(37.4)	(1.3)	(63.2)
Other income (Note 10)	(41.2)	(140.0)	(264.6)	(255.2)

	(12.2)	26.3	(116.2)	274.6

Operating Income	358.4	1,714.7	862.6	3,759.7
Interest Expense (Note 11)	31.1	15.3	80.8	42.2

Income Before Income Taxes	327.3	1,699.4	781.8	3,717.5
Income Taxes (Note 12)	78.5	463.3	37.6	1,010.3

Net Income	$248.8	$1,236.1	744.2	2,707.2

Retained Earnings, Beginning of Period			2,402.3	2,279.6
Repurchase of Common Shares			-	(2,829.1)
Dividends			(88.7)	(92.5)

Retained Earnings, End of Period			$3,057.8	$2,065.2

Net Income Per Share (Note 13)
Basic	$0.84	$4.07	$2.52	$8.73
Diluted	$0.82	$3.93	$2.45	$8.45

Dividends Per Share	$0.10	$0.10	$0.30	$0.30

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Operating Activities
Net income	$248.8	$1,236.1	$744.2	$2,707.2

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	83.4	83.3	227.5	247.1
Stock-based compensation	3.6	4.2	26.2	32.1
Loss (gain) on disposal of property, plant and equipment	7.0	(21.5)	8.4	(28.3)
Provision for (gain on disposal of) auction rate securities	-	27.5	(115.3)	71.3
Foreign exchange on future income tax	1.1	(14.6)	(1.0)	(23.9)
Provision for future income tax	140.9	48.7	65.8	75.5
Undistributed earnings of equity investees	(32.5)	(109.3)	(1.3)	(133.8)
Derivative instruments	(28.2)	0.6	(70.0)	(18.4)
Other long-term liabilities	(64.3)	(4.3)	(37.1)	2.8

Subtotal of adjustments	111.0	14.6	103.2	224.4

Changes in non-cash operating working capital
Accounts receivable	(139.0)	(281.9)	52.9	(776.8)
Inventories	9.4	(131.2)	70.5	(360.5)
Prepaid expenses and other current assets	44.4	(10.7)	(9.2)	(34.1)
Accounts payable and accrued charges	46.2	86.1	(605.8)	489.7

Subtotal of changes in non-cash operating working capital	(39.0)	(337.7)	(491.6)	(681.7)

Cash provided by operating activities	320.8	913.0	355.8	2,249.9

Investing Activities
Additions to property, plant and equipment	(424.5)	(336.2)	(1,190.2)	(770.6)
Purchase of long-term investments	-	(78.3)	-	(329.5)
Proceeds from disposal of property, plant and equipment	0.1	31.3	15.9	40.9
Proceeds from disposal of auction rate securities	-	-	132.5	-
Other assets and intangible assets	(25.6)	(11.7)	(36.1)	(33.1)

Cash used in investing activities	(450.0)	(394.9)	(1,077.9)	(1,092.3)

Cash before financing activities	(129.2)	518.1	(722.1)	1,157.6

Financing Activities
Proceeds from long-term debt obligations	1,478.7	-	4,033.7	-
Repayments of and finance costs on long-term debt obligations	(1,062.2)	-	(3,291.4)	(0.2)
(Repayments of) proceeds from short-term debt obligations	(246.2)	743.9	165.3	1,586.3
Dividends	(29.2)	(29.8)	(87.9)	(92.3)
Repurchase of common shares	-	(1,005.8)	-	(2,902.9)
Issuance of common shares	8.0	3.2	16.8	31.5

Cash provided by (used in) financing activities	149.1	(288.5)	836.5	(1,377.6)

Increase (Decrease) in Cash and Cash Equivalents	19.9	229.6	114.4	(220.0)
Cash and Cash Equivalents, Beginning of Period	371.3	269.9	276.8	719.5

Cash and Cash Equivalents, End of Period	$391.2	$499.5	$391.2	$499.5

Cash and cash equivalents comprised of:
Cash	$98.5	$62.5	$98.5	$62.5
Short-term investments	292.7	437.0	292.7	437.0

	$391.2	$499.5	$391.2	$499.5

Supplemental cash flow disclosure
Interest paid	$10.1	$14.3	$56.1	$51.4
Income taxes paid	$3.0	$210.1	$739.2	$595.7

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Net of related income taxes)	2009	2008	2009	2008

Net income	$248.8	$1,236.1	$744.2	$2,707.2

Other comprehensive income
Net increase (decrease) in unrealized gains on available-for-sale securities(1)	115.8	(1,371.8)	553.4	(402.2)
Net losses on derivatives designated as cash flow hedges(2)	(11.1)	(258.9)	(39.9)	(60.2)
Reclassification to income of net losses (gains) on cash flow hedges(3)	14.5	(0.2)	39.9	(14.4)
Unrealized foreign exchange gains (losses) on translation of self-sustaining foreign operations	4.7	(7.2)	12.0	(2.3)

Other comprehensive income (loss)	123.9	(1,638.1)	565.4	(479.1)

Comprehensive income (loss)	$372.7	$(402.0)	$1,309.6	$2,228.1

(1)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities. The amounts are net of income taxes of $NIL (2008 — $(129.2)) for the three months ended September 30, 2009 and $26.5 (2008 — $57.0) for the nine months ended September 30, 2009.

(2)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(6.8) (2008 — $(105.8)) for the three months ended September 30, 2009 and $(24.3) (2008 — $(24.6)) for the nine months ended September 30, 2009.

(3)	Net of income taxes of $8.9 (2008 — $(0.1)) for the three months ended September 30, 2009 and $24.3 (2008 — $(5.9)) for the nine months ended September 30, 2009.

Condensed Consolidated Statements of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

	September 30,	December 31,
(Net of related income taxes)	2009	2008

Net unrealized gains on available-for-sale securities(1)	$1,315.2	$761.8
Net unrealized losses on derivatives designated as cash flow hedges(2)	(100.6)	(100.6)
Unrealized foreign exchange gains (losses) on translation of self-sustaining foreign operations	8.7	(3.3)

Accumulated other comprehensive income	1,223.3	657.9
Retained earnings	3,057.8	2,402.3

Accumulated Other Comprehensive Income and Retained Earnings	$4,281.1	$3,060.2

(1)	$1,465.5 before income taxes (2008 — $885.7)

(2)	$(160.2) before income taxes (2008 — $(160.2))

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2009
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

Change in Accounting Policy

Goodwill and Intangible Assets

In February 2008, the Canadian Institute of Chartered Accountants (“CICA”) issued amended accounting standards on goodwill and intangible assets, and research and development expenditures. The amended standards provide more specific guidance on the recognition of internally developed intangible assets, and require that research and development expenditures be evaluated against the same criteria as expenditures for intangible assets. The standards substantially harmonize Canadian standards with International Financial Reporting Standards (“IFRSs”) and were retrospectively applied on January 1, 2009.

Also in February 2008, the CICA withdrew and amended certain standards which the CICA concluded permitted deferral of costs that did not meet the definition of an asset. The amendments were retrospectively applied on January 1, 2009.

The implementation of these standards did not have a material impact on the company’s consolidated financial statements.

Recent Accounting Pronouncements

IFRSs

In April 2008, March 2009 and October 2009, the CICA’s Accounting Standards Board (“AcSB”) published exposure drafts on “Adopting IFRSs in Canada”. The exposure drafts propose to incorporate the IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. The exposure drafts make possible the early adoption of IFRSs by Canadian entities. Also, in October 2009, the AcSB issued the exposure draft “Improvements to IFRSs” to incorporate into Canadian GAAP the amendments to IFRSs that result from an exposure draft issued by the International Accounting Standards Board (“IASB”). The IASB’s exposure draft deals with minor amendments and focuses on areas of inconsistency in standards or where clarification of wording is required. It is expected that the amendments will be effective January 1, 2011. The company is currently reviewing the standards to determine the potential impact on its consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements

In January 2009, the AcSB issued accounting standards to require all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. The standards eliminate the disparate treatment that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. These standards will be retrospectively applied on January 1, 2011. The company is currently reviewing the standards to determine the impact, if any, on its consolidated financial statements.

Mining Exploration Costs

In March 2009, the EIC issued guidance to clarify when an enterprise may capitalize mining exploration costs and when and how impairment of exploration costs is determined. The guidance is effective for financial statements issued subsequent to its release. The conclusions of the EIC did not have any impact on the company’s consolidated financial statements.

Financial Instrument Disclosure

In June 2009, the AcSB amended certain requirements related to financial instrument disclosure in response to amendments issued by the IASB. The AcSB’s amendments are consistent with its strategy to adopt IFRSs and to ensure the existing disclosure requirements for financial instruments are converged to IFRSs to the extent possible. The new disclosure standards require disclosure of fair values based on a fair value hierarchy as well as enhanced discussion and quantitative disclosure related to liquidity risk. The amended disclosure requirements will be applied to our December 31, 2009 annual financial statements.

2.	Accounts Receivable

	September 30,	December 31,
	2009	2008

Trade accounts	$476.7	$1,033.9
Less allowance for doubtful accounts	(8.5)	(7.7)

	468.2	1,026.2
Taxes receivable	511.1	-
Margin deposit on derivative instruments	89.9	91.1
Other non-trade accounts	69.3	72.6

	$1,138.5	$1,189.9

3.	Inventories

	September 30,	December 31,
	2009	2008

Finished products	$320.7	$421.8
Intermediate products	163.1	117.1
Raw materials	45.8	67.8
Materials and supplies	110.3	108.2

	$639.9	$714.9

During the three and nine months ended September 30, 2009, inventories of $579.5 (2008 — $1,158.6) and $1,581.3 (2008 — $3,057.8), respectively, were expensed through cost of goods sold. Writedowns of finished products, intermediate products and raw materials of $5.0, $4.7 and $1.4, respectively, were included in cost of goods sold during the three months ended September 30, 2009 (2008 — $NIL). During the nine months ended September 30, 2009, writedowns of finished products, intermediate products and raw materials of $45.2, $4.7 and $1.4, respectively, were included in cost of goods sold (2008 — $NIL). For the three and nine months ended September 30, 2009, the company recorded reversals of previous writedowns of finished products in the amount of $1.7 and $7.3, respectively (2008 — $NIL). The carrying amount of inventory recorded at net realizable value was $59.8 at September 30, 2009 and $181.3 at December 31, 2008 with the remaining inventory recorded at cost.

4.	Short-Term Debt and Current Portion of Long-Term Debt

	September 30,	December 31,
	2009	2008

Commercial paper	$489.2	$324.8
Credit facility	-	1,000.0

	489.2	1,324.8
Current portion of long-term debt	0.3	0.2
Less net unamortized debt costs	-	(0.9)

	$489.5	$1,324.1

As of December 31, 2008, the company had a $1,000.0 364-day credit facility that was due on May 28, 2009, under which draws of $1,000.0 were classified as short-term debt. Effective January 21, 2009, the facility was amended to increase available borrowings to $1,500.0 and to extend the maturity date to May 28, 2010. The amount available under the credit facility was again increased on March 5, 2009 to $1,850.0. No amounts were outstanding under this credit facility at September 30, 2009.

5.	Long-Term Debt

	September 30,	December 31,
	2009	2008

Senior notes
7.750% notes due May 31, 2011	$600.0	$600.0
4.875% notes due March 1, 2013	250.0	250.0
5.250% notes due May 15, 2014	500.0	-
3.750% notes due September 30, 2015	500.0	-
6.500% notes due May 15, 2019	500.0	-
4.875% notes due March 30, 2020	500.0	-
5.875% notes due December 1, 2036	500.0	500.0
Credit facilities	180.0	400.0
Other	8.0	8.2

	3,538.0	1,758.2
Less net unamortized debt costs	(42.9)	(22.8)
Add unamortized interest rate swap gains	2.7	3.9

	3,497.8	1,739.3
Less current maturities	(0.3)	(0.2)
Add current portion of amortization	1.5	0.4

	$3,499.0	$1,739.5

On May 1, 2009, the company closed the issuance of $500.0 of 5.250 percent senior notes due May 15, 2014 and $500.0 of 6.500 percent senior notes due May 15, 2019. In addition, on September 28, 2009 the company closed the issuance of $500.0 of 3.750 percent senior notes due September 30, 2015 and $500.0 of 4.875 percent senior notes due March 30, 2020. The securities were issued under the company’s US shelf registration statement filed on December 12, 2007.

The company also has three long-term revolving credit facilities that provide for unsecured advances. The first is a $750.0 facility that provides for unsecured advances through May 31, 2013. As of September 30, 2009, $100.0 (December 31, 2008 — $220.0) of borrowings were outstanding under this facility. The second facility is a $180.0 facility entered into on December 22, 2008, with a maturity date of December 21, 2010. As at September 30, 2009, $80.0 (December 31, 2008 — $180.0) of borrowings were outstanding under this facility. The third facility is the company’s $1,850.0 facility, which is discussed in Note 4.

During the three months ended September 30, 2009, the company received proceeds from its long-term credit facilities of $500.0, and made repayments of $1,070.0 under these facilities. During the nine months ended September 30, 2009, the company received proceeds of $2,055.0 and made repayments of $3,275.0 under these facilities.

6.	Capital Management

The company’s objectives when managing its capital are to maintain financial flexibility while managing its cost of, and optimizing access to, capital. In order to achieve these objectives, the company’s strategy, which is unchanged from 2008, is to maintain its investment grade credit rating.

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	September 30,	December 31,
	2009	2008

Short-term debt and current portion of long-term debt	$489.5	$1,324.1
Long-term debt	3,499.0	1,739.5

Total debt	3,988.5	3,063.6
Less: cash and cash equivalents	391.2	276.8

Net debt	3,597.3	2,786.8

Shareholders’ equity	5,854.0	4,588.9
Less: accumulated other comprehensive income	1,223.3	657.9

Adjusted shareholders’ equity	4,630.7	3,931.0

Adjusted capital(1)	$8,228.0	$6,717.8

(1)	Adjusted capital = (total debt – cash and cash equivalents) + (shareholders’ equity – accumulated other comprehensive income)

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

	As At or For the
	12 Months Ended
	September 30,	December 31,
	2009	2008

Components of ratios
Adjusted EBITDA (twelve months ended)	$1,948.1	$5,030.0
Net debt	$3,597.3	$2,786.8
Adjusted interest expense (twelve months ended)	$159.0	$105.7
Adjusted capital	$8,228.0	$6,717.8

Ratios
Adjusted EBITDA to adjusted interest expense(1)	12.3	47.6
Net debt to adjusted EBITDA(2)	1.9	0.6
Net debt to adjusted capital(3)	43.7%	41.5%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (twelve months ended) / adjusted interest expense (twelve months ended)

(2)	Net debt to adjusted EBITDA = (total debt – cash and cash equivalents) / adjusted EBITDA (twelve months ended)

(3)	Net debt to adjusted capital = (total debt – cash and cash equivalents) / (total debt – cash and cash equivalents + total shareholders’ equity – accumulated other comprehensive income)

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, the repurchase of shares, the issuance of new shares or the issuance of new debt.

The decrease in the ratio of adjusted EBITDA to adjusted interest expense is a result of a decrease in adjusted EBITDA and an increase in adjusted interest expense due to decreased net income and increased long-term debt during the twelve months ending September 30, 2009. The net debt to adjusted EBITDA ratio increased as net debt increased due to the issuance of long-term debt and adjusted EBITDA decreased. Net debt to adjusted capital ratio increased due to the company issuing more long-term debt.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	September 30,	September 30,	June 30,	March 31,	December 31,	December 31,
	2009	2009	2009	2009	2008	2008

Net income	$1,532.2	$248.8	$187.1	$308.3	$788.0	$3,495.2
Income taxes	104.4	78.5	72.2	(113.1)	66.8	1,077.1
Interest expense	101.4	31.1	26.5	23.2	20.6	62.8
Depreciation and amortization	307.9	83.4	70.1	74.0	80.4	327.5
Provision for auction rate securities	17.5	-	-	-	17.5	88.8
Gain on disposal of auction rate securities	(115.3)	-	(115.3)	-	-	-
Gain on sale of assets	-	-	-	-	-	(21.4)

Adjusted EBITDA	$1,948.1	$441.8	$240.6	$292.4	$973.3	$5,030.0

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	September 30,	September 30,	June 30,	March 31,	December 31,	December 31,
	2009	2009	2009	2009	2008	2008

Interest expense	$101.4	$31.1	$26.5	$23.2	$20.6	$62.8
Interest capitalized to property, plant and equipment	57.6	16.8	17.2	12.8	10.8	42.9

Adjusted interest expense	$159.0	$47.9	$43.7	$36.0	$31.4	$105.7

7.	Segment Information

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each segment produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$423.4	$357.4	$318.3	$-	$1,099.1
Freight	16.8	24.3	12.6	-	53.7
Transportation and distribution	9.2	13.9	13.2	-	36.3
Net sales — third party	397.4	319.2	292.5	-
Cost of goods sold	146.0	275.0	241.9	-	662.9
Gross margin	251.4	44.2	50.6	-	346.2
Depreciation and amortization	13.2	43.1	25.1	2.0	83.4
Inter-segment sales	-	-	23.3	-	-

	Three Months Ended September 30, 2008

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$1,145.2	$1,080.2	$838.9	$-	$3,064.3
Freight	36.0	27.3	18.1	-	81.4
Transportation and distribution	9.9	8.8	12.9	-	31.6
Net sales — third party	1,099.3	1,044.1	807.9	-
Cost of goods sold	189.6	536.9	483.8	-	1,210.3
Gross margin	909.7	507.2	324.1	-	1,741.0
Depreciation and amortization	18.9	36.1	26.2	2.1	83.3
Inter-segment sales	-	7.7	62.8	-	-

	Nine Months Ended September 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$903.3	$1,012.0	$962.3	$-	$2,877.6
Freight	34.1	58.3	37.8	-	130.2
Transportation and distribution	24.4	34.8	41.8	-	101.0
Net sales — third party	844.8	918.9	882.7	-
Cost of goods sold	320.6	845.4	734.0	-	1,900.0
Gross margin	524.2	73.5	148.7	-	746.4
Depreciation and amortization	26.6	120.0	74.3	6.6	227.5
Inter-segment sales	-	-	44.1	-	-

	Nine Months Ended September 30, 2008

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$3,135.9	$2,375.4	$2,064.6	$-	$7,575.9
Freight	151.6	89.2	46.4	-	287.2
Transportation and distribution	35.2	25.2	36.8	-	97.2
Net sales — third party	2,949.1	2,261.0	1,981.4	-
Cost of goods sold	638.4	1,256.9	1,261.9	-	3,157.2
Gross margin	2,310.7	1,004.1	719.5	-	4,034.3
Depreciation and amortization	65.7	104.4	71.1	5.9	247.1
Inter-segment sales	-	22.4	145.4	-	-

Assets

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Assets at September 30, 2009	$4,396.8	$2,321.5	$1,590.9	$3,694.4	$12,003.6
Assets at December 31, 2008	3,350.0	2,283.0	1,593.6	3,022.2	10,248.8
Change in assets	1,046.8	38.5	(2.7)	672.2	1,754.8
Additions to property, plant and equipment	864.9	243.2	77.0	5.1	1,190.2

8.	Stock-Based Compensation

On May 7, 2009, the company’s shareholders approved the 2009 Performance Option Plan under which the company may, after February 20, 2009 and before January 1, 2010, issue options to acquire up to 1,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of grant and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2009, options to purchase a total of 641,400 common shares have been granted under the plan. The weighted average fair value of options granted was $42.42 per option, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	48%
Risk-free interest rate	2.53%
Expected life of options	5.9 years

9.	Pension and Other Post-Retirement Expenses

Defined Benefit Pension Plans

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Service cost	$4.3	$3.7	$12.9	$11.3
Interest cost	11.1	10.0	33.3	30.0
Expected return on plan assets	(9.6)	(12.7)	(28.8)	(38.5)
Net amortization and change in valuation allowance	7.2	2.6	21.6	7.6

Net expense	$13.0	$3.6	$39.0	$10.4

Other Post-Retirement Plans

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Service cost	$1.5	$1.5	$4.6	$4.3
Interest cost	4.1	4.0	12.4	12.0
Net amortization	0.2	0.2	0.5	0.5

Net expense	$5.8	$5.7	$17.5	$16.8

For the three months ended September 30, 2009, the company contributed $90.2 to its defined benefit pension plans, $4.3 to its defined contribution pension plans and $2.5 to its other post-retirement plans. Contributions for the nine months ended September 30, 2009 were $104.4 to its defined benefit pension plans, $16.5 to its defined contribution pension plans and $7.2 to its other post-retirement plans. Total 2009 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements for the year ended December 31, 2008 in the company’s 2008 financial review annual report.

10.	Other Income

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Share of earnings of equity investees	$32.5	$109.3	$100.2	$193.0
Dividend income	11.4	30.3	51.8	64.0
(Provision for) gain on disposal of auction rate securities	-	(27.5)	115.3	(71.3)
Other	(2.7)	27.9	(2.7)	44.2
Gain on forward purchase contract for shares in Sinofert	-	-	-	25.3

	$41.2	$140.0	$264.6	$255.2

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

11.	Interest Expense

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Interest expense on
Short-term debt	$3.6	$10.7	$17.3	$17.0
Long-term debt	46.0	23.9	119.8	71.2
Interest capitalized to property, plant and equipment	(16.8)	(13.2)	(46.8)	(32.1)
Interest income	(1.7)	(6.1)	(9.5)	(13.9)

	$31.1	$15.3	$80.8	$42.2

12.	Income Taxes

The company’s income tax provision was $78.5 for the three months ended September 30, 2009 as compared to $463.3 for the same period last year. For the nine months ended September 30, 2009, the company’s income tax provision was $37.6 (2008 — $1,010.3). The effective tax rate for the three and nine months ended September 30, 2009 was 24 percent and 5 percent, respectively, compared to 27 percent for the three and nine months ended September 30, 2008.

The provision for the nine months ended September 30, 2009 included:

•	A future income tax recovery of $119.2 for a tax rate reduction resulting from an internal restructuring during the first quarter.

•	A current income tax recovery of $47.6 recorded in the first quarter that related to an increase in permanent deductions in the US from prior years. The recovery will have a positive impact on cash.

•	A future income tax provision of $24.4 related to a second-quarter functional currency election by the parent company for Canadian income tax purposes.

•	The benefit of a lower proportion of consolidated income earned in higher-tax jurisdictions.

The provision for the nine months ended September 30, 2008 included:

•	The benefit of a scheduled one and a half percentage point reduction in the Canadian federal income tax rate applicable to resource companies along with the elimination of the one percent surtax that became effective at the beginning of the year.

•	In the third quarter of 2008, a current income tax recovery of $29.1 was recorded that related to an increase in permanent deductions in the US from prior years. This is in addition to the future income tax recovery of $42.0 recorded during the first quarter of 2008 that related to an increase in permanent deductions in the US from prior years.

•	No tax expense on the $25.3 gain recognized in the first quarter that resulted from the change in fair value of the forward purchase contract for shares in Sinofert Holdings Limited (“Sinofert”) as the gain was not taxable.

13.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended September 30, 2009 of 295,721,000 (2008 — 304,017,000). Basic net income per share for the nine months ended September 30, 2009 is calculated based on the weighted average shares issued and outstanding for the period of 295,467,000 (2008 — 310,076,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options for which performance conditions have been met and with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2009 was 303,927,000 (2008 — 314,132,000) and for the nine months ended September 30, 2009 was 303,802,000 (2008 — 320,484,000).

14.	Financial Instruments and Related Risk Management

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

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$391.2	$276.8
Accounts receivable(1)	627.4	1,189.9
Derivative instrument assets	22.1	17.9
Auction rate securities	-	17.2

(1)	Excludes taxes receivable of $511.1

The aging of trade receivables that were past due but not impaired was as follows:

	September 30,	December 31,
	2009	2008

1 — 30 days	$14.1	$33.3
31 — 60 days	0.4	8.7
Greater than 60 days	1.8	1.7

	$16.3	$43.7

A reconciliation of the accounts receivable allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008

Balance — beginning of period	$7.7	$5.9
Provision for receivables impairment	0.8	5.0
Receivables written off during the period as uncollectible (primarily related to offshore receivables)	-	(3.2)

Balance — end of period	$8.5	$7.7

Of total accounts receivable at September 30, 2009, $89.9 related to margin deposits on derivative instruments and $193.2 represented amounts receivable from Canpotex Limited (“Canpotex”). The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no significant amounts past due or impaired relating to the amounts owing to the company from Canpotex or the non-trade accounts receivable.

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

	September 30, 2009
	Total	Amount Outstanding
	Amount	and Committed	Amount Available

Credit facilities	$2,780.0 (1)	$659.2(1)	$2,120.8	(1)
Line of credit	75.0	32.3(2)	42.7

(1)	The amount available under the $750.0 commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $479.2 of commercial paper (per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance).

(2)	Letters of credit committed.

The company has an unsecured line of credit available for short-term financing (net of letters of credit of $32.3 and direct borrowings of $NIL) in the amount of $42.7 at September 30, 2009 (December 31, 2008 — $55.0). The line of credit is renewable in June 2010.

The table below presents a maturity analysis of the company’s financial liabilities based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	September 30,	Contractual	Within			Over
	2009	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$489.2	$480.0	$480.0	$-	$-	$-
Accounts payable and accrued charges(2)	579.9	579.9	579.9	-	-	-
Long-term debt obligations(1)	3,538.0	5,330.2	198.0	1,031.6	1,122.7	2,977.9
Derivative financial instrument liabilities
Natural gas hedging derivatives	162.9	171.6	58.1	51.9	20.5	41.1

	$4,770.0	$6,561.7	$1,316.0	$1,083.5	$1,143.2	$3,019.0

(1)	Contractual cash flows include contractual interest payments related to debt obligations. Interest rates on variable rate debt are based on prevailing rates at September 30, 2009.

(2)	Excludes taxes, accrued interest, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

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

	Carrying Amount	Foreign Exchange Risk
	of Asset (Liability)	5% increase in		5% decrease in
	at September	US$		US$
	30, 2009	Income	OCI	Income	OCI

Available-for-sale investments
Israel Chemical Ltd. denominated in New Israeli Shekels	$1,641.8	$-	$(82.1)	$-	$82.1
Sinofert denominated in Hong Kong dollars	682.9	-	(34.1)	-	34.1
Short-term debt denominated in Canadian dollars	(319.8)	16.0	-	(16.0)	-
Accounts payable denominated in Canadian dollars	(161.5)	8.1	-	(8.1)	-
Derivative instruments
Foreign currency forward contracts	13.7	(28.3)	-	28.3	-

As at September 30, 2009, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $552.4 (December 31, 2008 — $873.0) at an average exchange rate of 1.0988 (December 31, 2008 — 1.1522) per US dollar. The company had also entered into other small forward contracts. Maturity dates for all forward contracts are within 2009.

As at September 30, 2009, the company had no significant foreign currency exposure related to cash and cash equivalents and accounts receivable.

Interest Rate Risk

The following table shows the company’s exposure to interest rate risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant interest rates. This analysis assumes all other variables remain constant.

	Carrying Amount	Interest Rate Risk
	of Asset (Liability)	1% decrease in		1% increase in
	at September 30,	interest rates		interest rates
	2009	Income	OCI	Income	OCI

Fixed rate instruments
Long-term debt obligations(1)	$(3,352.1)	$-	$-	$-	$-
Variable rate instruments
Cash and cash equivalents	391.2	(3.9)	-	3.9	-
Long-term debt obligations	(185.9)	1.9	-	(1.9)	-
Short-term debt obligations(2)	(489.2)	-	-	-	-

(1)	The company does not measure any fixed rate debt at fair value. Therefore, changes in interest rates will not affect income or OCI as there is no change in the carrying value of fixed-rate debt and interest payments are fixed.

(2)	Commercial paper is excluded from interest rate risk on short-term obligations since interest rates are fixed for their stated period. The company is only exposed to interest rate risk on the issuance of new commercial paper.

Price Risk

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

	Carrying Amount
	of Asset (Liability)	Price Risk
	at September 30,	10% decrease in prices		10% increase in prices
	2009	Income	OCI	Income	OCI

Derivative instruments
Natural gas hedging derivatives	$(154.5)	$-	$(74.0)	$-	$74.4
Available-for-sale investments
Intercorporate investments	2,324.7	-	(232.5)	-	232.5

As at September 30, 2009, the company had derivatives qualifying for hedge accounting in the form of swaps which represented a notional amount of 120.0 million MMBtu with maturities in 2009 through 2019. At December 31, 2008 the notional amount of swaps was 135.4 million MMBtu with maturities in 2009 through 2018.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	September 30,		December 31,
	2009		2008

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Cash and cash equivalents	$391.2	$391.2	$276.8	$276.8
Accounts receivable(1)	627.4	627.4	1,189.9	1,189.9
Derivative financial instruments	(140.8)	(140.8)	(210.6)	(210.6)
Investments	3,322.5	6,331.1	2,750.7	4,615.2
Short-term debt obligations	(489.2)	(489.2)	(1,323.9)	(1,323.9)
Accounts payable and accrued charges	(579.9)	(579.9)	(565.3)	(565.3)
Long-term debt	(3,538.0)	(3,705.5)	(1,758.2)	(1,730.3)

(1)	Excludes taxes receivable of $511.1.

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, short-term debt, and accounts payable and accrued charges is assumed to approximate carrying value. The effective interest rate on the company’s short-term debt at September 30, 2009 was 0.72 percent and 2.33 percent at December 31, 2008. The fair value of its senior notes at September 30, 2009 reflects the current yield valuation based on observed market prices. The current yield on the notes payable ranges from 2.15 percent to 5.8 percent. At December 31, 2008 the yield ranged from 5.05 percent to 6.73 percent. The fair value of the company’s other long-term debt instruments approximated carrying value.

15.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

16.	Contingencies

Canpotex

PotashCorp is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first nine months of 2009 or 2008.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters

Significant matters of note include the following:

•	In 1998, the company, along with other parties, was notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. In 1999, PCS Joint Venture signed an Administrative Order and Consent with the USEPA pursuant to which PCS Joint Venture agreed to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) of these conditions. PCS Joint Venture and another party have shared the costs of the RI/FS, which is now complete. A Record of Decision (“ROD”) based upon the RI/FS was issued on September 27, 2007. The ROD provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. On August 31, 2009, the U.S. District Court for the Middle District of Florida approved the Remedial Design/Remedial Action Consent Decree, pursuant to which PCS Joint Venture and additional potentially responsible parties will perform the ROD remedy. Implementation of the ROD remedy could begin in the first quarter of 2010. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina (the “Court”) seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. The Court entered an order bifurcating the case into two phases. In the third quarter of 2007, the Court issued its decision for the first phase of the case, in which it determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. PCS Nitrogen has filed and is pursuing third-party complaints against owners and operators that it believes should be responsible parties with respect to the site. In the first quarter of 2009, the judge who had been handling the case disqualified himself and the case was transferred to a new judge. The Court entered an order in June 2009 denying PCS Nitrogen’s motion to vacate the orders entered by the previous judge. PCS Nitrogen filed a motion seeking leave to appeal the Court’s order denying PCS Nitrogen’s motion to vacate and a separate motion to reconsider the order entered by the previous judge denying PCS Nitrogen’s motion for leave to appeal the order finding that PCS Nitrogen is a successor to a former owner of the site. In October 2009, the Court denied these motions. The second phase of the trial to allocate damages commenced on October 26, 2009.

PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions.

•	PCS Phosphate Company, Inc. (“PCS Phosphate”), along with several other entities, has received notice from parties to an Administrative Settlement Agreement (“Settling Parties”) with the USEPA of alleged contribution liability under CERCLA for costs incurred and to be incurred addressing PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”). PCS Phosphate has agreed to participate, on a non-joint and several basis, with the Settling Parties in the performance of the removal action and the payment of certain other costs associated with the Site, including reimbursement of the USEPA’s past costs. The cost of performing the removal action at the Site is estimated at $70.0. The removal activities commenced at the Site in August 2007. In July 2009, the Settling Parties served the company, and more than 100 other entities, with complaints seeking contribution for and recovery of response costs incurred in performing the removal action. The company anticipates recovering some portion of its expenditures for the removal action from other liable parties through settlement or litigation. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy, with an estimated cost of $6.1, for Operable Unit 1. In October 2008, the USEPA issued special notice letters to PCS Phosphate and other alleged potentially responsible parties requiring a good-faith offer to perform and/or pay for the clean-up of Operable Unit 1, to perform further investigation at the Site and adjacent properties, and to reimburse USEPA for its past costs. In January 2009, in addition to good-faith offers made by other potentially responsible parties, PCS Phosphate, along with some of the Settling Parties, submitted a good-faith offer to the USEPA. The USEPA is reviewing the good-faith offers. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its Aurora and White Springs plants. The company and other industry members have met with representatives of the US Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar plant is in violation of these requirements. As part of the initiative, the company entered into RCRA 3013 Administrative Orders on Consent to perform certain site assessment activities at its White Springs, Aurora and Geismar plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA also has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar and Lima plants. The company has met and will continue to meet with representatives of the USEPA and the US Department of Justice regarding potential resolutions of these matters. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before disturbing the wetlands. On June 10, 2009, the Corps issued the company a permit to mine reserves in excess of thirty years. On June 17, 2009, USEPA advised the Corps that USEPA would not seek additional review of the permit or invoke its veto authority. In a related approval for mining, on March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina

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

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions, has documented its findings in several successive facility investigation reports submitted to GEPD, and has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. Based on these findings, the requirements of the Order and the pilot study, in May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. In the event GEPD approves the CAP, a full-scale bioremediation remedy will be implemented.

•	In April 2009, the USEPA proposed rules to require greenhouse gas emission inventory reporting and proposed to find that greenhouse gas emissions from mobile sources endanger public health and welfare. In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. It is anticipated that target numbers for emissions reductions will not be published until December 2009 at the earliest. The company is monitoring these policy changes and any effect they may have on our operations when they become final. In September 2009, the USEPA promulgated rules requiring the reporting of greenhouse gas emissions for all sources emitting more than 25,000 tons of carbon dioxide equivalents. The company does not believe that compliance with this regulation will have a material adverse effect on its consolidated financial position or results of operations.

•	At the direction of the USEPA, the Florida Department of Environmental Protection (“FDEP”) has announced a rulemaking to restrict nutrient concentrations in surface waters to levels below those currently permitted at the company’s White Springs, Florida plant. The company is working with FDEP on the rulemaking to pursue an acceptable resolution. In addition, the company along with other phosphate producers, through a trade association, has moved to intervene to challenge a consent decree filed in the U.S. District Court for the Northern District of Florida which would require the USEPA to develop numeric nutrient standards for Florida lakes and flowing waters by October 2010. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a statement of claim in the Saskatchewan Court of Queen’s Bench against Mosaic on May 27, 2009. Under the statement of claim the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic in its statement of defense dated June 16, 2009, asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement will terminate by August 30, 2010. Also, on June 16, 2009 Mosaic commenced a counterclaim against the company asserting that the company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure. The company will continue to assert its position in these proceedings vigorously and it denies liability to Mosaic in connection with its counterclaim.

•	Between September 11 and October 2, 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight very similar antitrust complaints filed in federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. Five of the eight complaints were brought by plaintiffs who claim to have purchased potash directly from at least one of the defendants during the period between July 1, 2003 and the present (collectively, the “Direct Purchaser Plaintiffs”). All five Direct Purchaser Plaintiffs purport to sue on behalf of a class of persons who purchased potash in the United States directly from a defendant. The Direct Purchaser Plaintiffs, who filed a single, consolidated amended complaint on November 13, 2008, seek unspecified treble damages, injunctive relief, attorneys’ fees, costs and pre- and post-judgment interest. The other three complaints were brought by plaintiffs who claim to be indirect purchasers of potash (collectively, the “Indirect Purchaser Plaintiffs”). The Indirect Purchaser Plaintiffs, who purport to sue on behalf of all persons who purchased potash indirectly in the United States, filed a single, consolidated amended complaint on November 13, 2008. In addition to the Sherman Act claim described above, the Indirect Purchaser Plaintiffs also assert claims for violation of various state antitrust laws; violations of various state consumer protection statutes; and for unjust enrichment. The Indirect Purchaser Plaintiffs seek injunctive relief, unspecified damages, treble damages where allowed, costs, fees and pre- and post-judgment interest. All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL (No. 1996), for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois (the “Court”). Two consolidated complaints, one for the Direct Purchaser Plaintiffs and one for the Indirect Purchaser Plaintiffs, have been filed. In June 2009, the company and PCS Sales (USA), Inc., along with the other defendants filed motions to dismiss the amended consolidated complaints filed by the Direct Purchaser Plaintiffs and the Indirect Purchaser Plaintiffs. On November 3, 2009 the court denied the defendants’ motion to dismiss the Direct Purchaser Plaintiffs’ complaints. The Court has granted in part and denied in part the defendants’ motion to dismiss the Indirect Purchaser Plaintiffs’ various causes of action. Specifically, the court has denied the defendants’ motions to dismiss the Indirect Purchaser Plaintiffs’ causes of action asserting state law antitrust claims under Michigan and Kansas law and an unjust enrichment claim under Iowa law. The Court also stated that it will structure discovery proceedings to concentrate on the alleged coordinated supply restrictions, which must be completed by April 30, 2010, following which the defendants may file expedited summary judgment motions. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust law lawsuits is without merit and intend to defend them vigorously.

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

In addition, various other claims and lawsuits are pending against the company in the ordinary course of business. While it is not possible to determine the ultimate outcome of such actions at this time, and there exists inherent uncertainties in predicting such outcomes, it is the company’s belief that the ultimate resolution of such actions is not reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

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

17.	Guarantees

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2009, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $579.1. It is unlikely that these guarantees will be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions. Accordingly, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2009, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9, which are reflected in other long-term debt.

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

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) provisionally approved the plans in July 2000. In July 2001, a CDN $2.0 irrevocable Letter of Credit was posted. The company submitted a revised plan when it was due in 2006. In early 2009, the MOE advised that the 2006 decommissioning and reclamation plans were approved and advised of its preferred position regarding the financial assurances to be provided by the company. The company anticipates that all matters regarding these financial assurances will be finalized in the fourth quarter of 2009. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of September 30, 2009. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at September 30, 2009, $32.3 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

18.	Related Party Commitment

In May 2009, the company committed to purchase minimum amounts of potash each quarter from Sociedad Quimica y Minera de Chile S.A., an investee accounted for by the equity method. There were no similar agreements in 2008. Future commitments, based on market rates for such potash as at November 5, 2009, are $59.1 within one year and $86.3 between one and three years.

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

(a) Inventory valuation: Under Canadian GAAP, when the circumstances that previously caused inventories to be written down below cost no longer exist or when there is clear evidence of an increase in net realizable value because of changed economic circumstances, the amount of the writedown is reversed. The reversal is limited to the amount of the original writedown. Under US GAAP, the reversal of a writedown is not permitted unless the reversal relates to a writedown recorded in a prior interim period during the same fiscal year.

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the year. For the three months ended September 30, 2009, income taxes paid under US GAAP were $3.6 (2008 — $213.7) and for the nine months ended September 30, 2009, income taxes paid under US GAAP were $740.4 (2008 — $600.6).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, assets and shareholders’ equity.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Net income as reported — Canadian GAAP	$248.8	$1,236.1	$744.2	$2,707.2
Items increasing (decreasing) reported net income
Inventory valuation (a)	(1.4)	-	(1.7)	-
Depreciation and amortization (d)	2.1	2.1	6.3	6.3
Exploration costs (e)	(0.3)	-	(0.3)	(5.9)
Stock-based compensation (i)	(3.6)	(0.7)	0.5	2.8
Stripping costs (j)	(3.0)	0.4	(5.8)	(3.1)
Share of earnings of equity investees (b)	(0.6)	(0.6)	(0.6)	(0.4)
Pension and other post-retirement benefits (f)	0.3	0.1	0.9	0.3
Income taxes relating to the above adjustments and US GAAP effective tax rate (k, m)	14.3	(0.2)	15.7	(3.3)
Income taxes related to stock-based compensation (l)	(1.2)	(3.9)	(5.6)	(33.0)
Income taxes related to uncertain income tax positions (m)	(4.5)	(21.1)	(8.4)	(15.0)

Net income — US GAAP	$250.9	$1,212.2	$745.2	$2,655.9

Basic weighted average shares outstanding — US GAAP	295,721,000	304,017,000	295,467,000	310,076,000

Diluted weighted average shares outstanding — US GAAP	303,927,000	314,081,000	303,801,000	320,480,000

Basic net income per share — US GAAP	$0.85	$3.99	$2.52	$8.57

Diluted net income per share — US GAAP	$0.83	$3.86	$2.45	$8.29

	September 30,	December 31,
	2009	2008

Assets as reported — Canadian GAAP	$12,003.6	$10,248.8
Items increasing (decreasing) reported assets
Inventory (a)	(1.7)	-
Property, plant and equipment (c)	(86.5)	(92.8)
Exploration costs (e)	(13.3)	(13.0)
Stripping costs (j)	(42.5)	(36.7)
Pension and other post-retirement benefits (f)	(82.7)	(105.2)
Margin deposits associated with derivative instruments (h)	(89.9)	(91.1)
Investment in equity investees (b)	(3.3)	1.3
Income tax asset related to uncertain income tax positions (m)	23.8	24.8
Goodwill (c)	(46.7)	(46.7)

Assets — US GAAP	$11,660.8	$9,889.4

	September 30,	December 31,
	2009	2008

Shareholders’ equity as reported — Canadian GAAP	$5,854.0	$4,588.9
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income, net of related income taxes, consisting of:
Income taxes related to uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(232.6)	(246.6)
Share of accumulated other comprehensive income of equity investees (b)	(1.8)	-
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (c)	(218.0)	(218.0)
Inventory valuation (a)	(1.7)	-
Depreciation and amortization (d)	84.8	78.5
Exploration costs (e)	(13.3)	(13.0)
Stripping costs (j)	(42.5)	(36.7)
Pension and other post-retirement benefits (f)	16.7	15.8
Stock-based compensation (i)	0.4	-
Share of earnings of equity investees (b)	0.7	1.3
Income taxes relating to the above adjustments and US GAAP effective tax rate (k, m)	(36.5)	(52.2)
Income taxes related to uncertain income tax positions (m)	78.1	86.5

Shareholders’ equity — US GAAP	$5,487.1	$4,203.3

Supplemental US GAAP Disclosures

Fair Value Measurement

The following table presents the company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

				Fair Value Measurements Using:
	Carrying			Quoted Prices in
	Amount of			Active Markets for	Significant Other	Significant
	Asset (Liability)			Identical Assets or	Observable	Unobservable
	at September 30,	Cash Collateral		Liabilities	Inputs	Inputs
Description	2009	Netting		(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets	$22.1	$-		$-	$13.8	$8.3
Derivative instrument liabilities	(73.0)	89.9	(1)	-	(39.0)	(123.9)
Available-for-sale securities	2,324.7	-		2,324.7	-	-

(1)	Amount represents the effect of legally enforceable master netting arrangements between the company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

	Three Months		Nine Months
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Ended September 30		Ended September 30
For Derivative Instruments	2009	2008	2009	2008

Beginning balance	$(116.7)	$381.9	$(110.8)	$127.7
Total gains (losses) (realized and unrealized) before income taxes
Included in earnings	(14.2)	0.3	(37.4)	18.2
Included in other comprehensive income	(4.2)	(365.1)	(17.5)	(103.2)
Purchases, sales, issuances and settlements	19.5	(4.9)	50.1	(30.5)

Ending balance, September 30	$(115.6)	$12.2	$(115.6)	$12.2

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to instruments still held at the reporting date	$-	$(6.5)	$(0.4)	$(9.9)

(Losses) gains (realized and unrealized) included in earnings for the period reported in Cost of goods sold	$(14.2)	$0.3	$(37.4)	$18.2

	Three Months		Nine Months
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Ended September 30		Ended September 30
For Available-For-Sale Securities	2009	2008	2009	2008

Beginning balance	$-	$46.9	$17.2	$56.0
Total gains (losses) (realized and unrealized) before income taxes Included in earnings	-	(27.5)	115.3	(71.3)
Included in other comprehensive income	-	15.3	-	50.0
Purchases, sales, issuances and settlements	-	-	(132.5)	-

Ending balance, September 30	$-	$34.7	$-	$34.7

Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to instruments still held at the reporting date	$-	$(27.5)	$-	$(71.3)

Gains (losses) (realized and unrealized) included in earnings for the period reported in Other income	$-	$(27.5)	$115.3	$(71.3)

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

The portion of gain or loss on derivative instruments designated as cash flow hedges that are deferred in accumulated OCI is reclassified into cost of goods sold when the product containing the hedged item impacts earnings. Any hedge ineffectiveness is recorded in cost of goods sold in the current period. Of the gains and losses at September 30, 2009, approximately $60.0 of losses will be reclassified to cost of goods sold within the next 12 months.

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

Fair Values of Derivative Instruments in the Consolidated Statements of Financial Position

		September 30,	December 31,
Derivative instrument assets (liabilities):(1) Balance Sheet Location		2009	2008

Derivatives designated as hedging instruments
Natural gas contracts	Prepaid expenses and other current assets	$-	$0.1
Natural gas contracts	Other assets	8.2	11.5
Natural gas contracts	Current portion of derivative instrument liabilities	(58.5)	(50.2)
Natural gas contracts	Derivative instrument liabilities	(104.2)	(120.4)

Total derivatives designated as hedging instruments		$(154.5)	$(159.0)

Derivatives not designated as hedging instruments
Natural gas contracts	Prepaid expenses and other current assets	$0.2	$-
Natural gas contracts	Current portion of derivative instrument liabilities	(0.2)	-
Foreign currency forward contracts	Prepaid expenses and other current assets	13.7	6.3
Foreign currency forward contracts	Current portion of derivative instrument liabilities	-	(57.9)

Total derivatives not designated as hedging instruments		$13.7	$(51.6)

(1)	All fair value amounts are gross and exclude netted cash collateral balances

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended September 30

						Location of Loss	Amount of Loss
				Amount of Loss		Recognized in	Recognized in
	Amount of Loss		Location of Loss	Reclassified from		Income (Ineffective	Income (Ineffective
	Recognized		Reclassified	Accumulated OCI		Portion and Amount	Portion and Amount
	in OCI		from Accumulated	into Income		Excluded from	Excluded from
Derivatives in Cash	(Effective Portion)		OCI into Income	(Effective Portion)		Effectiveness	Effectiveness Testing)
Flow Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008

Natural gas contracts	$(17.9)	$(358.3)	Cost of goods sold	$(23.4)	$(6.7)	Cost of goods sold	$-	$(6.3)

Derivatives Not Designated		Amount of Gain (Loss) Recognized in Income
as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2009	2008

Foreign currency forward contracts	Foreign exchange gain	$18.2	$(7.6)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Nine Months Ended September 30

Amount of Gain
						Location of Loss	(Loss) Recognized
				Amount of Loss		Recognized in	in Income
	Amount of Loss		Location of Loss	Reclassified from		Income (Ineffective	(Ineffective Portion
	Recognized		Reclassified	Accumulated OCI		Portion and Amount	and Amount
	in OCI		from Accumulated	into Income		Excluded from	Excluded from
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	(Effective Portion)		Effectiveness	Effectiveness Testing)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008

Natural gas contracts	$(64.0)	$(74.8)	Cost of goods sold	$(64.0)	$(30.3)	Cost of goods sold	$0.2	$(9.9)

Derivatives Not Designated		Amount of Loss Recognized in Income
as Hedging Instruments	Location of Loss Recognized in Income	2009	2008

Foreign currency forward contracts	Foreign exchange gain	$(4.3)	$(5.1)

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

The fair value of derivative instruments that are not traded in an active market (such as natural gas swaps, over-the-counter option contracts and foreign currency forward contracts) is determined by using valuation techniques. The company uses a variety of methods and makes assumptions that are based on market conditions existing at the date of the statement of financial position. Natural gas swap valuations are based on a discounted cash flows model. The inputs used in the model include contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity and credit risk. Certain of the futures contract prices are supported by prices quoted in an active market and others are not based on observable market data. The fair value of swap contracts is especially sensitive to changes in futures contract prices. The interest rates used to discount estimated cash flows were between 0.25 percent and 4.37 percent (2008 — between 0.44 and 4.45) depending on the settlement date. Over-the-counter option contracts are valued based on quoted market prices for similar instruments where available or an option valuation model. The fair value of foreign currency forward contracts is determined using quoted forward exchange rates at the balance sheet date.

Contingent Features

Certain of the company’s derivative instruments contain provisions that require the company’s debt to maintain specified credit ratings from two of the major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, is $161.7 for which the company has posted collateral of $89.9 in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, the company would have been required to post an additional $69.8 of collateral to its counterparties.

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

Pension Plan Asset Disclosure

In December 2008, the FASB issued guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosure about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The amendments are effective for fiscal years ending after December 15, 2009. The company is currently reviewing the impact, if any, on the company’s consolidated financial statements.

Fair Value Measurement in Inactive Markets and Distressed Transactions

In April 2009, the FASB issued guidance for estimating fair value in accordance with the framework for fair value measurement, when the volume and level of activity for the asset or liability have significantly decreased. At the same time the FASB issued guidance on identifying circumstances that indicate a transaction is not orderly. The guidance, which was applied prospectively, was applied on June 30, 2009 and did not have a material impact on the company’s consolidated financial statements.

Other Than Temporary Impairment on Debt Securities

In April 2009, the FASB issued guidance to change the recognition threshold of an other than temporary impairment for debt securities. When an entity does not intend to sell the debt security and it is more likely than not that the entity will not have to sell the debt security before recovery of its cost basis, it will recognize only the credit loss component of an other than temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The guidance was applied on June 30, 2009 and did not have a material impact on the company’s consolidated financial statements.

Fair Value Disclosure

In April 2009, the FASB issued guidance to require disclosure of fair value information of financial instruments at each interim reporting period. The disclosures shall include the relevant carrying value as well as the methods and significant assumptions used to estimate the fair value. The guidance was applied on June 30, 2009. The company has included the relevant disclosures in the above disclosures related to financial instruments.

Subsequent Events

In May 2009, the FASB issued standards addressing subsequent events. The standards address the recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. The FASB issued the standards in order to incorporate, within the accounting standards, principles that had originated in auditing standards. The standards also require an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The standards do not differ significantly from previously applied standards on disclosure of subsequent events. The company adopted these standards prospectively on

June 30, 2009. The standards did not have a material impact on the company’s consolidated financial statements. The company has evaluated subsequent events through November 5, 2009, the date the financial statements were issued, and noted no subsequent events that required disclosure.

Variable Interest Entities

In June 2009, the FASB issued revised accounting standards to improve financial reporting by enterprises involved with variable interest entities. The standards replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. The standards will be applied prospectively on January 1, 2010. The company is currently reviewing the impact, if any, on the company’s consolidated financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the FASB issued the FASB Accounting Standards Codificationtm (the “Codification”) as the single source of authoritative US GAAP (other than guidance issued by the US Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification was applied on September 30, 2009. Now, only one level of authoritative US GAAP exists. All other literature is considered non-authoritative. The Codification does not change US GAAP; instead, it introduced a new structure that is organized in an online research system. The Codification did not have an impact on the company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of November 5, 2009. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews, and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer enterprise by capacity, producing the three primary plant nutrients: potash, phosphate and nitrogen. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers who buy under contract and on the spot market; spot sales are more prevalent in North America, South America and Southeast Asia. Fertilizers are sold primarily for spring and fall application in both Northern and Southern Hemispheres.

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

POTASHCORP STRATEGY

To provide our stakeholders with long-term value, our strategy focuses on generating growth while striving to minimize fluctuations in an upward-trending earnings line. This value proposition has given our stakeholders superior value for many years. We apply this strategy by concentrating on our highest margin products. Such analysis dictates our Potash First strategy, focusing our capital — internally and through investments — to build on our world-class potash assets and meet the rising global demand for this vital nutrient. By investing in potash capacity while producing to meet market demand, we create the opportunity for significant growth while limiting downside risk. We complement our potash operations with focused phosphate and nitrogen businesses that emphasize the production of higher-margin products with stable and sustainable earnings potential.

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

	Representative	Performance
Goal	2009 Annual Target	to September 30, 2009
Achieve no harm to people.	Reduce total site severity injury rate by 25 percent by the end of 2011 from 2008 levels.	Total site severity injury rate was 22 percent below the 2008 annual level for the first nine months of 2009. The total site severity injury rate was not tracked in the first nine months of 2008.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 15 percent from 2008 levels.	Reportable release rate on an annualized basis declined 24 percent, annualized permit excursions were up 33 percent and annualized spills were up 17 percent during the first nine months of 2009 compared to 2008 annual levels. Compared to the first nine months of 2008, reportable releases and permit excursions were flat while spills were up 17 percent.

Maximize long-term shareholder value.	Exceed total shareholder return for our sector and companies on the DAXglobal Agribusiness Index for 2009.	PotashCorp’s total shareholder return was 24 percent in the first nine months of 2009 compared to our sector weighted average return of 49 percent and the DAXglobal Agribusiness Index weighted average return of 41 percent.

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

Earnings Guidance — Third Quarter 2009

	Initial Company Guidance	Actual Results

Earnings per share	$0.80 - $1.20	$0.82
Effective tax rate	23% - 25%	24%

Overview of Actual Results

Operations

	Three Months Ended September 30				Nine Months Ended September 30

Dollars (millions) — except			Dollar	%			Dollar	%
per-share amounts	2009	2008	Change	Change	2009	2008	Change	Change

Sales	$1,099.1	$3,064.3	$(1,965.2)	(64)	$2,877.6	$7,575.9	$(4,698.3)	(62)
Freight	53.7	81.4	(27.7)	(34)	130.2	287.2	(157.0)	(55)
Transportation and distribution	36.3	31.6	4.7	15	101.0	97.2	3.8	4
Cost of goods sold	662.9	1,210.3	(547.4)	(45)	1,900.0	3,157.2	(1,257.2)	(40)

Gross Margin	$346.2	$1,741.0	$(1,394.8)	(80)	$746.4	$4,034.3	$(3,287.9)	(81)

Operating Income	$358.4	$1,714.7	$(1,356.3)	(79)	$862.6	$3,759.7	$(2,897.1)	(77)

Net Income	$248.8	$1,236.1	$(987.3)	(80)	$744.2	$2,707.2	$(1,963.0)	(73)

Net Income Per Share — Basic	$0.84	$4.07	$(3.23)	(79)	$2.52	$8.73	$(6.21)	(71)

Net Income Per Share — Diluted	$0.82	$3.93	$(3.11)	(79)	$2.45	$8.45	$(6.00)	(71)

Other Comprehensive Income (Loss)	$123.9	$(1,638.1)	$1,762.0	n/m	$565.4	$(479.1)	$1,044.5	n/m

n/m — not meaningful

Earnings in the third quarter and first nine months of 2009 were lower than the record levels in the same periods of 2008 due to lower prices and volumes for all nutrients except North American potash prices (higher year over year), industrial phosphate prices (higher year over year) and urea volumes (higher quarter over quarter and year over year). Potash represented 73 percent of third quarter gross margin and 70 percent of first nine months gross margin in 2009.

Fertilizer buyers remained cautious in the wake of economic uncertainty. North American potash producer shipments improved from the previous quarter, but third-quarter volumes were still more than 50 percent below the same quarter in 2008 and totals for the first nine months of 2009 were nearly 70 percent lower than in the first nine months of last year. In July, India signed new contracts with global potash producers, which we believed would inspire buyer confidence in other markets. This failed to materialize, as potash buyers appeared to respond instead to their perception of market conditions and risks, including healthy producer inventories, lack of engagement by Chinese buyers and a late US harvest. Moreover, the large inventory writedowns in nitrogen and phosphate taken by dealers over the past year limited the appetite for additional inventory risk. As a result, dealers and farmers continued to buy potash only on an as-needed basis, putting pressure on spot market pricing. In phosphate, US producer solid fertilizer domestic sales volumes moved closer to historical levels, while offshore volumes rose slightly as India continued to import significant quantities and shipments to Brazil increased in advance of its key planting season. In nitrogen, lower domestic natural gas costs allowed North American producers to be more competitive, contributing to a 24 percent decline in ammonia imports to the US compared to last year’s third quarter. Lower winter wheat plantings and continued deferral by fertilizer buyers reduced urea demand and prices in the quarter.

Other significant factors that also affected earnings in the third quarter and first nine months of 2009 compared to the same periods in 2008 were: (1) provincial mining and other taxes which declined as a result of anticipated lower potash margins, decreased sales tonnes and credits for expenditures incurred on our potash expansion projects; (2) other income which declined due to a decrease in our share of earnings from Sociedad Quimica y Minera de Chile (“SQM”) and Arab Potash Company Ltd. (“APC”) and a drop in dividends, partially due to timing differences, from Israel Chemicals Limited (“ICL”), offset in part for the first nine months of 2009 by a $115.3 million gain on disposal of auction rate securities in the second quarter; and (3) income taxes which decreased due to significantly lower earnings, a lower proportion of earnings from higher-tax jurisdictions and discrete items recognized. Other comprehensive income increased during the same periods due to the fair value of our investments in ICL increasing, and Sinofert Holdings Limited (“Sinofert”) not falling as much, compared to when values were falling last year, and the fair value of natural gas derivatives qualifying for hedge accounting increasing slightly as compared to decreasing in 2008 when natural gas prices were rapidly declining.

Balance Sheet

Change in Balances — December 31, 2008 to September 30, 2009 (in $ millions)

Additions to property, plant and equipment related primarily to our potash capacity expansions (73 percent). Investments increased mainly due to the fair value of our investment in ICL increasing, although the fair value of our investment in Sinofert decreased. The decrease in trade receivables (consistent with the decrease in sales) was partially offset by taxes receivable which were generated by an overpayment of taxes earlier in the year (instalments originally based on anticipated higher earnings). Phosphate finished goods inventory values decreased due to lower inventory levels and lower-cost sulfur and ammonia (more expensive in 2008 due to tight supply-demand fundamentals) being used in phosphate production. The decrease in phosphate inventories was partially offset by a significant increase in potash inventory tonnes (mine strikes limited production towards the end of 2008 and customers were on allocation for most of 2008 before the global economic downturn cut demand). Additional increases in assets pertained to higher cash and prepaid expenses and other current assets.

Long-term debt increased as a result of the settlement of the issuance of $1,000.0 million in senior notes in May and $1,000.0 million in senior notes in September, the net proceeds of which were used to repay outstanding credit facilities borrowings and for general corporate purposes. Accounts payable and accrued charges declined as a result of: (1) lower income taxes payable due to payments made during the first half of 2009 and significantly lower earnings compared to 2008; (2) lower accrued potash production taxes due to significantly reduced demand, forecasted lower potash margins and high deductions for potash capital expansion projects; and (3) lower accrued payroll due to lower incentives and stock-based compensation accruals; these declines were partially offset by higher accruals for capital expenditures in potash and higher interest accruals.

Significant changes in equity were primarily the result of net income and other comprehensive income earned during the first nine months of 2009, which is described above.

Business Segment Review

Note 7 to the unaudited interim condensed consolidated financial statements provides information pertaining to our business segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to Canadian GAAP, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results. Certain of the prior periods’ figures have been reclassified to conform to the current period’s presentation.

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$423.4	$1,145.2	(63)
Freight	16.8	36.0	(53)
Transportation and distribution	9.2	9.9	(7)

Net sales	$397.4	$1,099.3	(64)

Manufactured product
Net sales
North American	$111.0	$298.0	(63)	266	530	(50)	$417.38	$561.70	(26)
Offshore	283.7	796.7	(64)	748	1,325	(44)	$379.24	$601.34	(37)

	394.7	1,094.7	(64)	1,014	1,855	(45)	$389.24	$590.01	(34)
Cost of goods sold	139.1	185.6	(25)				$137.17	$99.93	37

Gross margin	255.6	909.1	(72)				$252.07	$490.08	(49)

Other miscellaneous and purchased product
Net sales	2.7	4.6	(41)
Cost of goods sold	6.9	4.0	73

Gross margin	(4.2)	0.6	n/m

Gross Margin	$251.4	$909.7	(72)				$247.93	$490.40	(49)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$903.3	$3,135.9	(71)
Freight	34.1	151.6	(78)
Transportation and distribution	24.4	35.2	(31)

Net sales	$844.8	$2,949.1	(71)

Manufactured product
Net sales
North American	$311.5	$1,027.1	(70)	599	2,583	(77)	$519.95	$397.54	31
Offshore	522.9	1,909.5	(73)	1,283	4,527	(72)	$407.57	$421.84	(3)

	834.4	2,936.6	(72)	1,882	7,110	(74)	$443.34	$413.01	7
Cost of goods sold	306.3	629.7	(51)				$162.73	$88.55	84

Gross margin	528.1	2,306.9	(77)				$280.61	$324.46	(14)

Other miscellaneous and purchased product
Net sales	10.4	12.5	(17)
Cost of goods sold	14.3	8.7	64

Gross margin	(3.9)	3.8	n/m

Gross Margin	$524.2	$2,310.7	(77)				$278.53	$324.99	(14)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

Potash gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2009 vs. 2008				2009 vs. 2008
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in		Cost of Goods		Change in		Cost of Goods
	Sales Volumes	Net Sales	Sold	Total	Sales Volumes	Net Sales	Sold	Total
Manufactured product
North American	$(162.8)	$(8.9)	$(4.9)	$(176.6)	$(684.2)	$73.3	$(1.3)	$(612.2)
Offshore	(402.6)	(71.5)	(2.6)	(476.7)	(1,181.6)	(18.2)	33.5	(1,166.3)
Change in market mix	(4.2)	2.0	2.0	(0.2)	(4.3)	2.0	2.0	(0.3)

Total manufactured product	$(569.6)	$(78.4)	$(5.5)	$(653.5)	$(1,870.1)	$57.1	$34.2	$(1,778.8)
Other miscellaneous and purchased product				(4.8)				(7.7)

Total				$(658.3)				$(1,786.5)

The most significant contributors to the change in total gross margin quarter over quarter were as follows1:

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Average realized offshore price dropped 37 percent as pricing in major markets supplied by Canpotex Limited[2] declined following the contract settlement with India at prices lower than last year’s prices
á Offshore realized prices increased from the trailing quarter due to transportation and distribution costs being allocated over fewer sales tonnes in the previous quarter
â US published list prices declined 35-40 percent during the quarter

â Buyers continued to manage cash flow in a difficult economy. Dealers and farmers remained on the sidelines, buying just-in-time due to their perception of market conditions and risks, including higher producer inventories, lack of engagement by the Chinese market and a late US harvest
â Offshore volumes fell as customers worldwide, except India, destocked inventories
á India began to restock depleted inventories (caused, in part, by the absence of a contract with Canpotex in the first half of 2009) resulting in a 28 percent increase in shipped tonnes.
â China did not sign a contract with Canpotex (settled by second quarter in 2008) resulting in a 97 percent drop in volumes in that market. Shipments to Brazil were down 73 percent while Southeast Asia (except China) took 38 percent less tonnes from Canpotex. Brazil had more inventory to work through than Southeast Asia
â Sales to our North American customers declined due to very late spring plantings consequentially compressing the fall harvest (and subsequent application season), poor weather conditions in certain parts of Canada and the US hampering harvest progress, and perceived potash price risk

â The price variance was negative due to increased maintenance costs this year (partially deferred in 2008), high royalties (did not decline at the same rate as potash prices) and increased labor costs (due to new union contracts) partially offset by lower brine inflow management costs
â Per tonne costs increased as fixed costs were allocated over fewer tonnes sold
á The Canadian dollar weakened relative to the US dollar

1 Direction of arrows refer to impact on gross margin
2 Canpotex Limited (“Canpotex”) is the offshore marketing company for Saskatchewan potash producers

Quarterly potash gross margin for the first nine months of 2009, 2008 and 2007 was as follows:

The most significant contributors to the change in total gross margin year over year were as follows1:

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Price increases in Brazil, China and Southeast Asia carried over from 2008 to the first two quarters of 2009 were more than offset by price declines in many markets subsequent to the contract settlement with India in the third quarter of 2009
á North America realized prices up 31 percent as 2008 price increases largely carried over into the first two quarters of 2009 and US list price reductions were only introduced in the third quarter of 2009
â Weak demand in an environment of low volumes pressured pricing
â North American prices affected by the high proportion of industrial volumes relative to fertilizer

á India began restocking large volumes of inventory resulting in that country taking more tonnes than any other region
â Agreement not reached with China by September 30, 2009
â Worldwide volumes were weak. Customers continued to be cautious in the wake of the global economic downturn, resulting in an unprecedented decline in potash sales volumes. Potash buyers operated with caution, working through inventories and reducing fertilizer applications

á Offshore price variance was positive due to reduced brine inflow management costs (brine inflow rate was stable) at New Brunswick (production mainly sold in the offshore market)
â Labor costs higher due to three Saskatchewan mines being on strike in 2008 and increased staffing levels and wages that resulted from new union contracts signed at the end of 2008
â All per tonne costs amplified by fewer production tonnes over which to allocate costs
á Royalty costs lower due to lower production tonnes
á The Canadian dollar weakened relative to the US dollar

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$357.4	$1,080.2	(67)
Freight	24.3	27.3	(11)
Transportation and distribution	13.9	8.8	58

Net sales	$319.2	$1,044.1	(69)

Manufactured product
Net sales
Fertilizer — liquids	$68.1	$335.2	(80)	255	271	(6)	$267.58	$1,238.35	(78)
Fertilizer — solids	89.6	382.4	(77)	334	352	(5)	$267.71	$1,084.98	(75)
Feed	60.5	160.7	(62)	143	155	(8)	$424.69	$1,040.00	(59)
Industrial	95.7	157.7	(39)	150	191	(21)	$640.06	$825.00	(22)

	313.9	1,036.0	(70)	882	969	(9)	$356.24	$1,069.38	(67)
Cost of goods sold	273.9	531.8	(48)				$310.89	$549.05	(43)

Gross margin	40.0	504.2	(92)				$45.35	$520.33	(91)

Other miscellaneous and purchased product
Net sales	5.3	8.1	(35)
Cost of goods sold	1.1	5.1	(78)

Gross margin	4.2	3.0	40

Gross Margin	$44.2	$507.2	(91)				$50.11	$523.43	(90)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$1,012.0	$2,375.4	(57)
Freight	58.3	89.2	(35)
Transportation and distribution	34.8	25.2	38

Net sales	$918.9	$2,261.0	(59)

Manufactured product
Net sales
Fertilizer — liquids	$155.8	$558.9	(72)	528	720	(27)	$295.20	$776.74	(62)
Fertilizer — solids	262.5	913.7	(71)	877	989	(11)	$299.01	$923.62	(68)
Feed	201.2	396.1	(49)	396	552	(28)	$508.70	$717.95	(29)
Industrial	286.5	354.1	(19)	400	549	(27)	$717.47	$644.71	11

	906.0	2,222.8	(59)	2,201	2,810	(22)	$411.72	$791.11	(48)
Cost of goods sold	841.1	1,228.2	(32)				$382.23	$437.16	(13)

Gross margin	64.9	994.6	(93)				$29.49	$353.95	(92)

Other miscellaneous and purchased product
Net sales	12.9	38.2	(66)
Cost of goods sold	4.3	28.7	(85)

Gross margin	8.6	9.5	(9)

Gross Margin	$73.5	$1,004.1	(93)				$33.39	$357.33	(91)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Phosphate gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2009 vs. 2008				2009 vs. 2008
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in		Cost of Goods		Change in		Cost of Goods
	Sales Volumes	Net Sales	Sold	Total	Sales Volumes	Net Sales	Sold	Total
Manufactured product
Fertilizer — liquids	$(45.7)	$(205.7)	$44.9	$(206.5)	$(92.9)	$(254.2)	$71.2	$(275.9)
Fertilizer — solids	(15.3)	(264.5)	88.1	(191.7)	(71.9)	(544.8)	94.1	(522.6)
Feed	(4.5)	(76.1)	10.6	(70.0)	(47.0)	(85.4)	(40.4)	(172.8)
Industrial	(17.9)	(24.7)	42.5	(0.1)	(49.9)	29.1	61.9	41.1
Change in market mix	5.7	(5.4)	3.8	4.1	(19.9)	20.4	-	0.5

Total manufactured product	$(77.7)	$(576.4)	$189.9	$(464.2)	$(281.6)	$(834.9)	$186.8	$(929.7)
Other miscellaneous and purchased product				1.2				(0.9)

Total				$(463.0)				$(930.6)

Quarter over quarter total gross margin changed largely as a result of the following1:

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Decrease in liquid fertilizer, solid fertilizer and feed products prices reflect weaker market conditions and markedly lower prices for raw material inputs compared to record highs in 2008
â Industrial product prices did not fall as significantly as certain industrial products are sold based on contracts that contain cost-plus or market index provisions that lag current market conditions

â Fertilizer sales volumes declined due to the delayed harvest, and certain offshore markets working through existing inventory levels
â Industrial sales volumes down due to low cost offshore imports and tempered US demand associated with the poor economic conditions
â Lower feed sales volumes associated with curbed demand in offshore markets

á Decrease mainly due to lower costs of sulfur (80 percent) and ammonia (29 percent)
â The price variance for feed was less favorable than other product lines due to higher costs associated with White Springs, Florida

Year over year total gross margin changed largely as a result of the following1:

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â All major phosphate product prices, except industrial, decreased due to lower demand and input costs throughout 2009
á Industrial prices increased as a result of certain contracts based on prior year input costs which were significantly higher in 2008

â Fertilizer sales volumes fell due to customer uncertainty about prices, planting decisions, weather delays, and a late fall harvest. North American solid and liquid fertilizer dealers managed purchases and worked through inventory levels, buying only as much as needed in an effort to minimize risk
â Demand for feed products declined due to weak economics for the beef, pork and poultry industry and increased use of substitutes
â Industrial fell due to a slowdown in demand for purified phosphoric acid used for food (e.g., soft drinks, vegetable oils, salad dressings, etc.) and other commercial purposes (e.g., fire retardants, metal finishing, aluminum brightening, etc.)

á Decrease due to lower sulfur costs (50 percent) and lower ammonia costs (14 percent)
â Lower input costs were partially offset by fixed costs being allocated over fewer tonnes (due to reduced operating rates at both our White Springs, Florida and Aurora, North Carolina operations)
á All product lines benefited from lower sulfur costs but feed had a negative price variance due to a higher allocation of fixed costs (as a result of liquid fertilizer production volumes falling significantly and feed being the highest volume product at our White Springs, Florida plant which was shuttered for a significant portion of 2009 through September 30) and partially offset by a reversal of previously written down finished product

Significant sales volume declines in industrial and feed (for which prices are higher than fertilizers) coupled with price changes in industrial (which increased while fertilizer prices decreased) and feed prices (which didn’t fall as much as fertilizer prices), caused the change in market mix to produce an unfavorable variance of $19.9 million related to sales volumes and a favorable variance of $20.4 million in sales price.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$318.3	$838.9	(62)
Freight	12.6	18.1	(30)
Transportation and distribution	13.2	12.9	2

Net sales	$292.5	$807.9	(64)

Manufactured product
Net sales
Ammonia	$104.2	$344.4	(70)	457	494	(7)	$228.26	$697.82	(67)
Urea	100.7	219.7	(54)	367	280	31	$274.14	$783.79	(65)
Nitrogen solutions/Nitric acid/Ammonium nitrate	75.7	193.4	(61)	553	613	(10)	$136.78	$315.46	(57)

	280.6	757.5	(63)	1,377	1,387	(1)	$203.73	$546.17	(63)
Cost of goods sold	234.3	445.0	(47)				$170.11	$320.86	(47)

Gross margin	46.3	312.5	(85)				$33.62	$225.31	(85)

Other miscellaneous and purchased product
Net sales	11.9	50.4	(76)
Cost of goods sold	7.6	38.8	(80)

Gross margin	4.3	11.6	(63)

Gross Margin	$50.6	$324.1	(84)				$36.75	$233.67	(84)

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Sales	$962.3	$2,064.6	(53)
Freight	37.8	46.4	(19)
Transportation and distribution	41.8	36.8	14

Net sales	$882.7	$1,981.4	(55)

Manufactured product
Net sales
Ammonia	$319.0	$823.0	(61)	1,386	1,400	(1)	$230.17	$588.04	(61)
Urea	315.2	528.5	(40)	1,092	907	20	$288.58	$582.79	(50)
Nitrogen solutions/Nitric acid/Ammonium nitrate	217.9	469.7	(54)	1,357	1,680	(19)	$160.60	$279.52	(43)

	852.1	1,821.2	(53)	3,835	3,987	(4)	$222.19	$456.81	(51)
Cost of goods sold	712.9	1,127.0	(37)				$185.89	$282.69	(34)

Gross margin	139.2	694.2	(80)				$36.30	$174.12	(79)

Other miscellaneous and purchased product
Net sales	30.6	160.2	(81)
Cost of goods sold	21.1	134.9	(84)

Gross margin	9.5	25.3	(62)

Gross Margin	$148.7	$719.5	(79)				$38.77	$180.46	(79)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Nitrogen gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2009 vs. 2008				2009 vs. 2008
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in		Cost of Goods		Change in		Cost of Goods
	Sales Volumes	Net Sales	Sold	Total	Sales Volumes	Net Sales	Sold	Total
Manufactured product
Ammonia	$(9.6)	$(219.8)	$114.5	$(114.9)	$(1.7)	$(495.9)	$263.4	$(234.2)
Urea	40.7	(178.6)	55.5	(82.4)	65.5	(321.4)	117.7	(138.2)
Solutions, NA, AN	(16.6)	(95.6)	65.8	(46.4)	(47.6)	(161.4)	109.6	(99.4)
Hedge	-	-	(24.2)	(24.2)	-	-	(83.4)	(83.4)
Change in market mix	(28.4)	28.3	1.8	1.7	(78.9)	78.9	0.2	0.2

Total manufactured product	$(13.9)	$(465.7)	$213.4	$(266.2)	$(62.7)	$(899.8)	$407.5	$(555.0)
Other miscellaneous and purchased product				(7.3)				(15.8)

Total				$(273.5)				$(570.8)

The total gross margin change quarter over quarter was primarily attributable to the following changes1:

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Sharp drop consistent with declining natural gas prices, comparatively weak downstream industrial demand for resins, nylons, plastics and rubber, and soft ammonia demand for downstream solid phosphate fertilizer production

á Fertilizer sales tonnes increased 16 percent due to additional production capacity this year compared to last year when a turnaround and production issues at Trinidad limited production
â Non-fertilizer sales tonnes decreased 10 percent, largely a result of demand contraction for customers associated with downstream housing, automotive, coal and metal mining markets, which have weakened considerably with the economic downturn
â Ammonia sales were slightly lower due to soft industrial demand and the redirection of Trinidad production to higher-margin urea
á Urea sales were higher due to additional production capacity that was not available in 2008

á Decreased due to lower cost natural gas
á Total average natural gas cost in production, including hedge, was 60 percent lower
á Trinidad natural gas production cost is primarily indexed to Tampa ammonia prices and was 72 percent lower
á US spot natural gas production costs fell 65 percent, though the impact on cost of goods sold was partially offset by losses from US natural gas hedging activities this year, compared to gains in 2008
á Price variance more favorable in ammonia than in other products as natural gas is a larger component of ammonia than downstream products

The change in market mix caused an unfavorable variance of $28.4 million in sales volumes and a favorable variance of $28.3 million in sales prices, due to a reduction in sales volumes for lower-priced nitrogen solutions, nitric acid and ammonium nitrate being offset by higher sales volumes for higher-priced urea.

The total gross margin change year over year was primarily attributable to the following changes1:

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Decrease consistent with lower natural gas prices and weak industrial and agricultural demand associated with the economic downturn
á Fertilizer sales tonnes increased 14 percent due to additional production capacity this year
â Non-fertilizer sales tonnes decreased 14 percent, largely a result of weakened demand caused by the global economic downturn
á Urea up due to higher shipments to offshore markets
â Ammonia flat as increased exports to high gas cost regions (that had curtailed production) were offset by decreased demand from North America for direct application and solid phosphate fertilizers
â Nitrogen solutions sales volumes down 16 percent due to weak customer demand caused by late spring and compressed fall application seasons. We also curtailed production due to poor market conditions
â Nitric acid and ammonium nitrate sales volumes decreased 31 percent and 7 percent, respectively, due to reduced industrial demand in the US as certain of our customers’ facilities operated at substantially lower rates due to the effects of the weak economy on consumer goods and durables and commercial explosives businesses

á Lower mainly due to the 53 percent decrease in average natural gas costs in production, including hedge
á Our natural gas costs in Trinidad production decreased 67 percent while our US natural gas spot costs in production decreased 59 percent
â Losses from our US natural gas hedging activities compared to gains in 2008
á Lower natural gas costs were offset somewhat by higher turnaround costs recognized in 2009 that were not incurred in 2008, and additional costs associated with a fire at one of our plants at Trinidad in March
á Ammonia had a greater effect on the decrease in cost of goods sold than urea and other nitrogen products as a higher proportion of natural gas is used in its production

Market mix caused a variance of $78.9 million in both sales price (favorable) and sales volumes (unfavorable), due to lower sales volumes in lower-priced nitrogen solutions, nitric acid and ammonium nitrate being offset by increased sales volumes for higher-priced urea.

Expenses and Other Income

	Three Months Ended September 30				Nine Months Ended September 30

Dollars (millions)	2009	2008	Dollar Change	% Change	2009	2008	Dollar Change	% Change

Selling and administrative	$35.9	$31.7	$4.2	13	$132.7	$158.6	$(25.9)	(16)
Provincial mining and other taxes	2.1	172.0	(169.9)	(99)	17.0	434.4	(417.4)	(96)
Foreign exchange gain	9.0	37.4	(28.4)	(76)	1.3	63.2	(61.9)	(98)
Other income	41.2	140.0	(98.8)	(71)	264.6	255.2	9.4	4
Interest expense	31.1	15.3	15.8	103	80.8	42.2	38.6	91
Income taxes	78.5	463.3	(384.8)	(83)	37.6	1,010.3	(972.7)	(96)

Selling and administrative expenses decreased year over year as accruals for our short-term incentive plan are much lower as a result of our financial performance being below budget. Decreases in the value of our stock option grants (due to a change in the assumptions entered in the compensation formula used to determine the number of options to grant, causing the number of options to be reduced compared to what would have resulted last year) were offset by increases in the value of deferred share units (the price of our common shares increased during the first nine months of 2009 compared to decreasing during the same period in 2008).

Provincial mining and other taxes fell significantly quarter over quarter and year over year due to reduced potash profits and increased expenditures made on potash expansion projects that can be deducted against our Saskatchewan Potash Production Tax. Saskatchewan’s Potash Production Tax is comprised of a base tax per tonne of product sold and an additional tax based on mine profits, which is significantly lower than last year.

Foreign exchange gains in the third quarter of 2009 resulted from gains on treasury activity exceeding losses on trade payables (the Canadian dollar strengthened during the quarter). In 2008, third quarter gains were due to a weakening Canadian dollar causing certain monetary assets and liabilities to be revalued lower in US dollars. Year over year, foreign exchange gains fell because the Canadian dollar’s value appreciated in 2009 (depreciated in 2008) and a functional currency tax election substantially reduced our net monetary liability exposure.

Other income decreased quarter over quarter due to our share of earnings in APC and SQM and dividends from ICL being lower than last year due to decreased earnings in these companies as a result of lower potash sales, and timing of dividend payments. Our share of earnings and dividends from our investments are down year over year but were more than offset by a $115.3 million gain on disposal of auction rate securities that was recognized during the second quarter when, in a settlement, we received $132.5 million from an investment firm that purchased the securities without our approval.

Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended September 30				Nine Months Ended September 30

				%				%
Dollars (millions) — except percentage amounts	2009	2008	Change	Change	2009	2008	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$3,266.6	$1,358.3	$1,908.3	140	$2,884.6	$1,358.4	$1,526.2	112
Weighted average interest rate	4.8%	6.5%	(1.7)%	(26)	4.7%	6.5%	(1.8)%	(28)
Short-term debt obligations
Weighted average outstanding	$694.1	$672.4	$21.7	3	$591.2	$389.1	$202.1	52
Weighted average interest rate	0.9%	2.8%	(1.9)%	(68)	1.3%	2.9%	(1.6)%	(55)

Average interest rates on long-term debt were reduced quarter over quarter and year over year due to lower rates on draws under our credit facilities classified as long-term during 2009 that did not exist in the first nine months of 2008, and average rates on our senior notes were lower.

The company’s income tax expense decreased quarter over quarter and year over year. The effective tax rate decreased to 24 percent from 27 percent, quarter over quarter, and decreased to 5 percent from 27 percent, year over year. The effective rate decreased due to lower forecast earnings and less income expected to be earned in higher-tax jurisdictions. The income tax provision for the first nine months of 2009 was impacted by an internal restructuring (tax rate reduction provided a non-cash future income tax recovery), an increase in permanent deductions in the US from prior years (current income tax recovery) and a functional currency tax election (increased future tax expense). In 2008, the income tax provision was affected by a reduction in the Canadian federal income tax rate and the elimination of a surtax. In addition, a future income tax recovery was recorded in the first nine months of 2008 that related to an increase in permanent deductions in the US from prior years. Excluding discrete items, for the first nine months of 2009, 50 percent of the effective tax rate pertained to current income taxes and 50 percent related to future income taxes. The decrease in the current income tax provision from 90 percent in the same period last year was largely due to the shifting of income between our various tax jurisdictions and accelerated deductions for certain capital expenditures.

Current Market Conditions

Demand for our products, especially potash and phosphate, was weak during the first nine months of the year due to the global economic downturn. During the third quarter, Canpotex settled potash contracts with selected customers in India for a delivered price significantly lower than last year’s contract settlements. Also in the third quarter we reduced our US published list prices for potash to reflect current market conditions. Prices for phosphate and nitrogen products remain substantially lower than 2008 levels. The following section analyzes selected aspects of our business that are or could be affected.

To match production to market demand, we reduced potash production by 4.3 million tonnes (65 percent) and phosphoric acid production by 500,000 tonnes (31 percent) year over year. Further curtailments will be made should demand remain weak.

Similar to the first nine months of 2009, we expect cash flow from operating activities to remain positive in the fourth quarter of 2009. Short-term liquidity needs can be met through commercial paper borrowings, draws under our short-term line of credit and draws on long-term revolving credit facilities. Additional cash was received upon the settlement of the issuance of $1,000.0 million of senior notes in each of May and September. Moody’s rated our total long-term debt Baa1 with a stable outlook (rating unchanged during the quarter) and Standard & Poor’s rated our long-term debt A- with a negative outlook (outlook changed from stable during the third quarter).

Cash flows from operating and financing activities were used to fund capital expenditures, including our continuing potash mine expansion projects, in the first nine months of 2009. Our capital expansion plans currently remain unchanged and will be funded with cash flows from operations and proceeds from borrowings, as necessary. We believe we have adequate access to capital. At September 30, 2009, we had working capital of $1,078.8 million and available borrowings under various debt facilities of $2,163.5 million, which we expect will be sufficient to cover our expected investments of $745.0 million in property, plant and equipment (inclusive of capitalized interest) and operating requirements for the remainder of 2009.

While market values of our investments in other publicly traded companies have decreased from previous highs reached during 2008, the market values continue to exceed cost. The investments also continued to generate earnings and/or dividends for the company.

To offset declines in plan asset values in the company’s defined benefit pension plans as of December 30, 2008, the company made contributions of $104.4 million in the first nine months of 2009. Contributions for the remainder of 2009 are expected to be insignificant.

Our major customers continue to have the ability to pay for product orders as evidenced by the provision for doubtful trade accounts being less than $1.0 million and write-offs of $NIL. Our collection effectiveness index (the industry measure for assessing collection effectiveness) ranged between 90 percent and 99 percent per month in the first nine months of 2009. Given the current market conditions, we will continue to carefully manage our credit risk relating to trade receivables through our credit management program, and customers that fail to meet specified benchmark credit standards may be required to transact with us on a prepayment basis or some other form of credit support.

We enter into derivative contracts to manage the cost of natural gas used in nitrogen production. Should market prices for natural gas fall below current levels we would be required to increase cash deposits to counterparties. We believe that cash flows from operations and financing sources are sufficient to meet potential obligations should natural gas prices fall below current levels in the last quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Demand for our products is lower in 2009 compared to recent years as a result of the global economic downturn. Potash net sales exceeded fixed cost of sales and period costs by $328.8 million for the quarter and $668.8 million for the first nine months of 2009. Phosphate and nitrogen net sales exceeded fixed cost of sales and period costs by $187.4 million and $205.4 million, respectively, for the quarter and by $524.8 million and

$606.0 million, respectively, for the first nine months of the year. We do not anticipate cash flow constraints related to production.

Our contractual obligations and other commitments detailed on page 49 of our 2008 financial review annual report aims to provide insight into our short- and long-term liquidity and capital resource requirements but excludes obligations with original maturities of less than one year and planned capital expenditures. Significant changes from December 31, 2008 include settlement of the issuances of senior notes and a new purchase commitment, which would have the following effect:

Contractual Obligations and Other Commitments

	September 30, 2009
Dollars (millions)	Changes to Payments Due By Period

	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt obligations	$2,000.0	$-	$-	$500.0	$1,500.0
Estimated interest payments on long-term debt obligations	824.7	101.9	203.8	203.8	315.2
Purchase obligations	145.4	59.1	86.3	-	-

Total	$2,970.1	$161.0	$290.1	$703.8	$1,815.2

On May 1, 2009, the company closed the issuance of $500.0 million of 5.250 percent senior notes due May 15, 2014 and $500.0 million of 6.500 percent senior notes due May 15, 2019. In addition, on September 28, 2009 the company closed the issuance of $500.0 million of 3.750 percent senior notes due September 30, 2015 and $500.0 million of 4.875 percent senior notes due March 30, 2020. The senior notes were issued under the company’s US shelf registration statement filed on December 12, 2007. The company used the net proceeds to repay outstanding indebtedness under its revolving credit facilities and for general corporate purposes.

Our operating leases, purchase obligations, other commitments or other long-term liabilities are detailed on page 50 of our 2008 financial review annual report. In addition, in May 2009 the company committed to purchase minimum amounts of potash from SQM for resale to specific countries based on market prices in effect at the time of those sales, less a nominal per-tonne fee. The commitments included in the table above are based on committed volumes at September 30, 2009 and market prices for such potash at November 5, 2009.

Capital Expenditures

During 2009, we expect to incur capital expenditures, including capitalized interest, of approximately $1,495 million for opportunity capital, approximately $415 million to sustain operations at existing levels and approximately $25 million for site improvements.

The most significant potash projects on which funds are expected to be spent in 2009, excluding capitalized interest, are outlined in the table below:

					Forecasted
					Remaining Spending
	2009 Forecast CDN	Total Forecast CDN		Expected Completion	CDN Dollars
Potash Mine	Dollars (millions)	Dollars (millions)	Started	(Description)	(millions)

Cory, Saskatchewan	$515	$892	2007	2010 (red potash mill)	$245
		$220	2008	2012 (general expansion)

New Brunswick	$438	$1,600	2008	2011 (mill) 2012 (mine) 2014 (ramp up)	$1,045

Rocanville, Saskatchewan	$331	$2,800	2007	2013 (shaft and mill) 2014 (ramp up)	$2,390

Allan, Saskatchewan	$60	$550	2008	2012 (general expansion)	$490

Upon completion (and ramp up as required), the above projects are expected to increase annual capacity at: Cory to 3.0 million tonnes, New Brunswick to 2.0 million tonnes (net annual increase of 1.2 million tonnes), Rocanville to 5.7 million tonnes (net annual increase of 2.7 million tonnes) and Allan to 3.0 million tonnes.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30

			$	%			$	%
Dollars (millions)	2009	2008	Change	Change	2009	2008	Change	Change

Cash provided by operating activities	$320.8	$913.0	$(592.2)	(65)	$355.8	$2,249.9	$(1,894.1)	(84)
Cash used in investing activities	(450.0)	(394.9)	(55.1)	14	(1,077.9)	(1,092.3)	14.4	(1)
Cash provided by (used in) financing activities	149.1	(288.5)	437.6	n/m	836.5	(1,377.6)	2,214.1	n/m

n/m = not meaningful

The following table presents summarized working capital information as at September 30, 2009 compared to December 31, 2008:

	September 30,	December 31,		%
Dollars (millions) — except ratio amounts	2009	2008	Change	Change

Current assets	$2,331.0	$2,267.2	$63.8	3
Current liabilities	$(1,252.2)	$(2,615.8)	$1,363.6	(52)
Working capital	$1,078.8	$(348.6)	$1,427.4	n/m
Current ratio	1.86	0.87	0.99	114

n/m = not meaningful

Liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings under our line of credit, commercial paper borrowings and draw-downs under our long-term revolving credit facilities. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities.

Cash provided by operating activities declined quarter over quarter due to a decrease in net income and offset, in part, by an increase in non-cash operating working capital changes. Changes in non-cash operating working capital took less from cash than last year as a result of a smaller increase in accounts receivable (compared to 2008) and inventory values decreasing in 2009 instead of increasing in 2008. Year over year, cash provided by operating activities declined as a result of lower earnings and increased accounts payables and accrued charges (compared to a decrease in 2008), partially offset by decreasing accounts receivable and inventories (both increased in 2008).

Cash used on additions to property, plant and equipment was higher than last year while we spent additional funds in 2008 (none in 2009) to increase the level of our investment in Sinofert. Approximately 77 percent (2008 — 75 percent) of our consolidated capital expenditures for the third quarter related to the potash segment and 73 percent (2008 — 71 percent) related to the potash segment in the first nine months of 2009. In the second quarter of 2009 we received proceeds from the disposal of auction rate securities.

We did not repurchase any common shares during the first nine months of 2009 like we did in 2008 under our normal course issuer bid. We issued $1,000.0 million of senior notes during the second quarter of 2009 and $1,000.0 million of senior notes in the third quarter of 2009, the net proceeds of which were used to repay other debt obligations and for general corporate purposes. In 2008, we relied on draws on short-term debt obligations.

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

Principal Debt Instruments

	September 30, 2009

	Total	Amount Outstanding
Dollars (millions)	Amount	and Committed		Amount Available

Credit facilities	$2,780.0 (1)	$659.2	(1)	$2,120.8	(1)
Line of credit	75.0	32.3	(2)	42.7

(1)	The amount available under the $750.0 million commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $479.2 million of commercial paper (per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance).

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facilities and fixed rates on our senior notes. As of September 30, 2009, interest rates ranged from 0.39 percent to 0.84 percent on outstanding commercial paper. Interest rates on borrowings under the credit facilities ranged from 0.76 percent to 3.26 percent on LIBOR rate loans.

Our three long-term revolving credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. We also have a $75.0 million short-term line of credit that is available through September 2010. Outstanding letters of credit and direct borrowings reduce the amount available. The line of credit and credit facilities have financial tests and other covenants (described on page 52 of our 2008 financial review annual report) that if not complied with could result in accelerated repayments and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as at September 30, 2009.

Commercial paper is normally a source of same day cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade.

Our $3,350.0 million of senior notes were issued under US shelf registration statements.

For the first nine months of 2009, our weighted average cost of capital was 9.90 percent (2008 — 12.46 percent), of which 88 percent represented equity (2008 — 96 percent).

Outstanding Share Data

The company had 295,832,782 common shares issued and outstanding at September 30, 2009 compared to 295,200,987 common shares issued and outstanding at December 31, 2008. During the third quarter of 2009, the company issued 280,397 common shares (631,795 common shares during the first nine months of 2009) pursuant to the exercise of stock options and our dividend reinvestment plan. At September 30, 2009, there were 12,897,264 options to purchase common shares outstanding under the company’s seven stock option plans, as compared to 12,849,356 at December 31, 2008 under six stock option plans.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our Consolidated Statements of Financial Position or are recorded on our Consolidated Statements of Financial Position in amounts that differ from the full contract amounts. Principal off-balance sheet activities we undertake include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 17 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to our guarantees. Refer to page 53 of our 2008 financial review annual report for information on our derivative instruments. See “Cash Requirements” above and our 2008 financial review annual report for obligations related to certain of our long-term raw materials agreements which contain fixed price components.

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) —	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
except per-share amounts	2009	2009	2009	2008	2008	2008	2008	2007

Sales	$1,099.1	$856.0	$922.5	$1,870.6	$3,064.3	$2,621.0	$1,890.6	$1,431.4

Gross margin	346.2	170.6	229.6	873.1	1,741.0	1,437.3	856.0	535.0

Net income	248.8	187.1	308.3	788.0	1,236.1	905.1	566.0	376.8

Net income per share — basic	0.84	0.63	1.04	2.63	4.07	2.91	1.79	1.19

Net income per share — diluted	0.82	0.62	1.02	2.56	3.93	2.82	1.74	1.16

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2009 were $231.6 million (2008 — $663.5 million). For the first nine months of 2009, these sales were $449.1 million (2008 —$1,639.8 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

In September 2009, the company purchased $18.3 million of potash from SQM, an investee accounted for by the equity method. No amounts were purchased in 2008. Transactions were initially measured based on the exchange amount at the date of the transactions. As required by only the first supply agreement, subsequent adjustments may be made to the exchange amount based on future changes in market prices up to the point the company sells the potash to a third party. An adjustment was recorded for the initial purchase made in June 2009 and as a result the $26.9 million purchased in the second quarter was reduced to $18.2 million during the third quarter, due to reduced potash prices. The company has guaranteed unpaid amounts outstanding of $43.4 million at September 30, 2009.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2008 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2009.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2009, and Notes 1 and 19 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

International Financial Reporting Standards

Of particular note is the area of International Financial Reporting Standards (“IFRSs”). In April 2008, March 2009 and October 2009, the Accounting Standards Board (“AcSB”) published exposure drafts on “Adopting IFRSs in Canada”. The exposure drafts propose to incorporate the IFRSs into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. The exposure drafts make possible the early adoption of IFRSs by Canadian entities.

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

The company has established a project team that is led by finance management, and includes representatives from various areas of the organization to plan for and achieve a smooth transition to IFRSs. An external resource has also been engaged to assist, under the direction of company management, with certain aspects of the project. The audit committee of the Board of Directors regularly receives progress reporting on the status of the IFRSs implementation project.

The implementation project consists of three primary phases: the scoping and diagnostic phase; the impact analysis, evaluation and design phase; and the implementation and review phase. These phases are described in more detail on pages 58 and 59 of our 2008 financial review annual report. The company completed the scoping and diagnostic phase in June 2008, and is now in the impact analysis, evaluation and design phase.

The following table summarizes the key elements of the company’s plan for transitioning to IFRSs and the progress made against each activity:

Key Activities	Milestones	Status
Accounting policies and procedures:
• Identify differences between IFRSs and the company’s existing policies and procedures
• Analyze and select ongoing policies where alternatives are permitted
• Analyze and determine which IFRS 1 exemptions will be taken on transition to IFRSs
• Implement revisions to accounting and procedures manuals
• Senior management approval and audit committee review of policy decisions by Q1 2010 • Revised accounting policy and procedures manuals in place by changeover date
• Accounting policy alternatives are being analyzed and recommendations made as each work stream progresses. Key accounting policy decisions are expected to be approved by senior management and reviewed by the audit committee of the Board of Directors in Q1 2010
• Revisions to accounting and procedures manuals are being drafted as each work stream progresses

Financial statement preparation:
• Prepare financial statements and note disclosures in compliance with IFRSs
• Quantify the effects of converting to IFRSs
• Prepare first-time adoption reconciliations required under IFRS 1
	• Senior management approval and audit committee review of pro forma financial statements and disclosures by Q1 2010	• Development of financial statement format is in progress • Preparation of draft note disclosures is in progress • The effects of the conversion are being quantified as each work stream progresses

Training and communication:
• Provide topic specific training to key employees involved with implementation
• Develop awareness of the likely impacts of the transition throughout the company
• Provide company specific training on revised policies and procedures to affected personnel
• Provide timely communication of the impacts of converting to IFRSs to our external stakeholders

• Topic specific training for IFRSs work stream members provided as work on each IFRSs topic commences
• Company specific detailed training implemented prior to changeover date
• Impacts of converting to IFRSs communicated prior to changeover

• Key employees involved with implementation have completed topic specific training
• Regular awareness presentations are provided at various forums to prepare personnel for the changeover
• Detailed training requirements are being determined as each work stream progresses. Communication to external stakeholders has been ongoing through our MD&A disclosures. These disclosures will provide further detail on the impacts of the transition once key accounting policy and implementation decisions have been made

Business impacts: • Identify impacts of conversion on contracts including financial covenants and compensation arrangements • Identify impacts of conversion on taxation	• Impacts on contracts identified by Q4 2009 • Taxation impacts identified by Q1 2010
• Identification of impacts on contracts is largely complete. Adoption of IFRSs is not expected to have any material impact on the company’s contracts
• A specific company resource with experience in taxation and IFRSs has been dedicated to the taxation work stream. The work stream is still in progress

IT systems:
• Identify changes required to IT systems and implement solutions
• Determine and implement solution for capturing financial information under Canadian GAAP, US GAAP and IFRSs during the year of transition to IFRSs (for comparative information)
• Necessary changes to IT systems implemented by changeover date • Solution for capturing financial information under multiple sets of GAAP implemented by 2009
• Required changes to IT systems and data collection mechanisms are being identified as each work stream progresses
• IFRSs record keeping has been implemented within the company’s financial information system to enable the capturing of financial information under multiple sets of GAAP

Control environment:
• For all changes to policies and procedures identified, assess effectiveness of internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DC&P”) and implement any necessary changes
• Design and implement internal controls over the IFRSs changeover process
	• Sign-off by internal controls group on effectiveness of internal controls by Q1 2010 • Internal controls over IFRSs changeover process in place by 2009	• Relevant internal controls are being assessed and signed off as each work stream progresses • Specific controls have been established and documented in relation to the IFRSs changeover process

Many of the differences identified between IFRSs and Canadian GAAP are not expected to have a material impact on our reported results and financial position. However, there may be significant changes as a result of IFRSs’ accounting principles and provisions for first time adoption. The company has not yet determined the full accounting effects of adopting IFRSs, since some key accounting policy alternatives and implementation decisions are still being evaluated. However, we do not expect the adoption of IFRSs to materially impact the underlying cash flows, profitability trends of our operating performance, debt covenants or compensation arrangements.

Most adjustments required on transition to IFRSs will be made, retrospectively, against opening retained earnings as of the date of the first comparative balance sheet presented based on standards applicable at that time. Transitional adjustments relating to those standards where comparative figures are not required to be restated will only be made as of the first day of the year of adoption.

First-Time Adoption of IFRSs

IFRS 1, “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”), provides entities adopting IFRSs for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRSs. The company is analyzing the various accounting policy choices available and will implement those determined to be most appropriate in our circumstances. We expect that key IFRS 1 exemption decisions will be approved by senior management and reviewed by the audit committee of the Board of Directors during 2010. The most significant IFRS 1 exemptions for the company are summarized in the following table:

Area of IFRS	Summary of Exemption Available
Business combinations	The company may elect, on transition to IFRSs, to either restate all past business combinations or to apply a more limited restatement approach. If the limited restatement approach is chosen, specific requirements must be met, such as: maintaining the classification of the acquirer and the acquiree, recognizing or derecognizing certain acquired assets or liabilities as required under IFRSs and remeasuring certain assets and liabilities at fair value

Property, Plant and Equipment	The company may elect to report items of property, plant and equipment, in its opening balance sheet on the transition date, at a deemed cost instead of the actual cost that would be determined under IFRSs. The deemed cost of an item may be either its fair value at the date of transition to IFRSs or an amount determined by a previous revaluation under Canadian GAAP (as long as that amount was close to either its fair value, cost or adjusted cost). The exemption can be applied on an asset-by-asset basis

Share-Based Payments	The company may elect not to apply IFRS 2, “Share-Based Payments” to equity instruments granted on or before November 7, 2002 or which vested before the company’s date of transition to IFRSs

Employee Benefits	The company may elect to recognize all cumulative actuarial gains and losses at the date of transition to IFRSs. Actuarial gains and losses would have to be recalculated under IFRSs from the inception of each of our defined benefit plans if the exemption is not taken. The company’s choice must be applied to all defined benefit plans consistently

Area of IFRS	Summary of Exemption Available
Foreign Exchange	On transition, cumulative translation gains or losses in accumulated other comprehensive income can be reclassified to retained earnings at the company’s election. If not elected, all cumulative translation differences must be recalculated under IFRSs from inception

Decommissioning Liabilities	In accounting for changes in obligations to dismantle, remove and restore items of property, plant and equipment, the guidance in IFRSs requires changes in such obligations to be added to or deducted from the cost of the asset to which it relates. The adjusted depreciable amount of the asset is then depreciated prospectively over its remaining useful life. Rather than recalculating the effect of all such changes throughout the life of the obligation, the company may elect to measure the liability and the related depreciation effects at the date of transition to IFRSs

Expected Areas of Significance

The key areas where changes in accounting policies are expected that may impact the company’s consolidated financial statements are set out on pages 59 and 60 of our 2008 financial review annual report. The list and related comments should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, our analysis of possible changes is still in process and not all decisions have been made where choices of accounting policies are available. We note that the standard-setting bodies that promulgate Canadian GAAP and IFRSs have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. In particular, we expect that there may be additional new or revised IFRSs in relation to consolidation, income taxes, liabilities, discontinued operations, related party disclosures, financial instruments, employee benefits and joint ventures. We have processes in place to ensure that such potential changes are monitored and evaluated. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described are those existing based on Canadian GAAP and IFRSs today. Until our adoption date is finalized, the company is not able to reliably quantify the impacts expected on our consolidated financial statements for these differences. We expect to disclose our significant accounting policy choices in our 2009 annual report.

RISK MANAGEMENT

Execution of our corporate strategy requires an effective program to manage the associated risks. The PotashCorp Risk Management Framework (“the Framework”) is applied to identify and manage such risks. The Framework consists of a comprehensive risk universe, with six corporate risk categories, and corresponding identification of risk events. The major corporate categories of risks are: markets/business, distribution, operational, financial/information technology, regulatory and integrity/empowerment. Separately and in combination, these risks potentially threaten our strategies and could affect our ability to deliver long-term shareholder value.

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

OUTLOOK

While the global recession has severely impacted the fertilizer industry over the past year, the science of food production has not changed. The significant volumes of potash and phosphate that have been mined from the soil for crop production must be replaced. Historically, potash has been under-applied in nearly every major offshore market and a proper nutrient balance in soils has never been attained. In more mature markets like the US and Western Europe, farmers have generated large harvests in recent years that have removed more nutrients from the soil than fertilizer applications have replaced. While the negative impacts of these practices can be masked in the short term by excellent growing conditions — near-perfect weather and lower insect or disease pressure — crop science has proven that continuing a pattern of under-application ultimately lowers yields.

PotashCorp has consistently focused on the world’s long-term needs and followed strategies designed to protect and enhance the value of our assets, particularly potash, over time. Convinced that this is the right approach, we will not chase short-term solutions in response to the unprecedented temporary decline in fertilizer demand. Even as we curtailed our 2009 production rather than force product into the current market, we continued to work on our capacity expansions in Saskatchewan and New Brunswick, building not for the months ahead but for decades to come. The impact of events like the economic crisis and resulting caution among fertilizer buyers continues to be difficult to accurately predict, but we believe the long-term opportunity is clear.

The rationale behind our approach is supported by decades of rising food consumption. According to the Food and Agriculture Organization of the United Nations, global population is forecast to grow from its current 6.8 billion to more than 9 billion by 2050, which will necessitate a 70 percent increase in world food production, including doubling of production in developing countries. Cereal crop production will need to grow from approximately 2 billion tonnes per year today to 3 billion tonnes in 2050, while meat production needs to rise from less than 270 million tonnes to 470 million tonnes annually over the same time period. An estimated 90 percent of the increase in food production will need to be achieved by increasing yields on existing arable land — a considerable challenge given that the average annual rate of yield growth declined from 2.3 percent in the 1960s to 1.3 percent this decade. It is estimated that more than 40 percent of the world’s current food production can be attributed to adequate fertilization, so the importance — and future value — of our products is clear.

Advancing agricultural production and fertilization practices, however, is a process of continuous improvement, not one that is addressed in a single growing season or financial quarter. Similarly, growth in demand for food — or fertilizer — is best measured over time. For example, global consumption of cereal grains and oilseeds over the past decade has risen by 320 million tonnes (equivalent to the size of the current US corn crop) and 112 million tonnes (1.3 times the size of the current US soybean crop), respectively. We believe this pattern of growth is unlikely to change. Even as the world works through the economic crisis, the International Monetary Fund is projecting 2010 economic growth of 5.1 percent in emerging countries, led by China (9.0 percent) and India (6.4 percent). We expect this growth will continue to drive demand for more high-quality food in many countries.

As this global story evolves, we believe fertilizer distributors and farmers around the world are closely watching current crop yields and prices, assessing potash producer inventories and waiting for a clearer signal of demand and price levels — including new contracts between China and producers — before committing to their own purchases. While this situation has led to significant declines in potash inventories throughout the distribution chain and in the world’s soils, those declines must inevitably reverse.

We expect that one of the catalysts of increased fertilizer demand will be supportive crop prices coming into the spring season. With lower yields in many parts of the world putting pressure on global grain supplies, and frost and poor weather negatively impacting the US harvest, we believe that crop prices are likely to remain well above historical levels through the fall and winter. The return of other major markets in advance of their spring planting seasons and settlement of a potash contract in China should also give buyers the motivation to begin rebuilding potash inventories. We are not far removed from the potash shortages that had customers on allocation through much of 2007 and 2008. As a result, we may see buyers move quickly when the process of restocking begins.

We anticipate global potash demand in 2010 will approximate 50 million tonnes. Continued strong crop economics and significant engagement of all key markets by early next year could raise demand above our forecast. Weaker crop prices and slower buyer engagement could keep it below this level. However, we view the return of markets as only a timing issue and will continue to adjust our operating rate to any demand scenario that unfolds. This strategy necessitates that we balance production curtailments with labor contract commitments which can result in small short-term potash inventory builds, as we anticipate in fourth-quarter 2009. This global forecast reflects the expectation of a sizable rebound in demand next year, but with our expected annual operating capacity in 2010 of about 12 million tonnes, continued curtailments are anticipated.

We now expect our 2009 potash gross margin to fall within the range of $0.7-$0.9 billion and total shipments to be 3.0-3.2 million tonnes.

With lower forecast potash volumes, we now anticipate our 2009 annual effective tax rate will be in the range of 10-12 percent, with the fourth quarter at approximately 26-27 percent. Provincial mining and other taxes are forecast within a range of 3-4 percent of total potash gross margin in the year as a result of lower volumes and pricing.

PotashCorp expects fourth-quarter net income per share to be in the range of $0.65-0.85, bringing our net income per share for the full year at the low end of the annual guidance range we previously provided.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after September 30, 2009, are forward-looking statements. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the current global financial crisis and conditions and changes in credit markets; the results of negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2008 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2008 financial review annual report, pages 39 to 40, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 18, 24, and 30, respectively, of such report. A discussion of commodity risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk, including risk sensitivities, can be found in Note 14 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain legal and environmental proceedings, see Note 16 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(p)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.	10-Q	6/30/2009	4(n)

4(q)	First Amending Agreement to the Amended and Restated Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated March 5, 2009.	8-K	3/6/2009	4(a)

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

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)

10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)

10(m)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.

10(n)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(p)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008	10(r)

10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10(t)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(u)

10(u)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(v)

10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(w)

10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(x)

10(x)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10(y)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

10(z)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

10(aa)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10(bb)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(cc)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(dd)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)

10(ee)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

10(ff)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10(gg)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

10(hh)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10(ii)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10(jj)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(kk)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(ll)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(mm)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

November 5, 2009

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

November 5, 2009

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility, Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(p)	Amended and Restated Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of January 21, 2009.	10-Q	6/30/2009	4(n)

4(q)	First Amending Agreement to the Amended and Restated Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated March 5, 2009.	8-K	3/6/2009	4(a)

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

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

EXHIBIT INDEX

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)

10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)

10(m)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.

10(n)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(p)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008	10(r)

10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10(t)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(u)

10(u)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(v)

10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(w)

10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(x)

10(x)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10(y)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

10(z)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

10(aa)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10(bb)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(cc)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(dd)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)

10(ee)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

10(ff)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10(gg)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

10(hh)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10(ii)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10(jj)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(kk)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(ll)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(mm)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.