Form 10-K
period 2009-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2010-02-26
CIK 855931

Potash Corporation of Saskatchewan Inc. Annual Report on Form 10-K for the Year ended December 31, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
               Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
               Yes ☐     No ☑

At June 30, 2009, the aggregate market value of the 294,502,775 Common Shares held by non-affiliates of the registrant was approximately $27,403,483,251.62. At February 19, 2010, the registrant had 296,099,375 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Financial Review Annual Report for the fiscal year ended December 31, 2009 (the “2009 Financial Review”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 6, 2010 (the “2010 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

POTASH CORPORATION OF SASKATCHEWAN INC.

Form 10-K
Annual Report
For the Fiscal Year Ended December 31, 2009

(i)

Forward-Looking Statements

This document, including the documents incorporated by reference, contains “forward-looking statements” (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. Statements containing words such as “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates. We consider these factors and assumptions to be reasonable based on information currently available.

Forward-looking statements are subject to important risks and uncertainties that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from current expectations include the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective income tax rates;
•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;
•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;
•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;
•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;
•	changes in competitive pressures, including pricing pressures;
•	the results of sales contract negotiations with China and India;
•	timing and amount of capital expenditures;
•	changes in capital markets and corresponding effects on our investments, and changes in currency and exchange rates;
•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;
•	unexpected geological conditions, including water inflows;
•	imprecision in reserve estimates;
•	the outcome of legal proceedings;
•	strikes or other forms of work stoppage or slowdown;
•	changes in, and the effects of, government policy and regulations, including environmental regulations and regulations and actions affecting our transportation and sale of natural gas, which could increase our costs of compliance and otherwise affect our business;
•	acquisitions we may undertake in the future; and
•	earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates.

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

We are the world’s largest integrated fertilizer and related industrial and feed products company. We are the largest producer of potash worldwide by capacity. In 2009, we estimate our potash operations represented 11% of global production and 20% of global potash capacity1. We are the third largest producer of phosphates worldwide by capacity. In 2009, we estimate our phosphate operations produced 4% of world phosphoric acid production. We are the third largest nitrogen producer worldwide by ammonia capacity. In 2009, we estimate our nitrogen operations produced 2% of the world’s ammonia production.

We own and operate five potash mines in Saskatchewan and one in New Brunswick. We also hold mineral rights at the Esterhazy mine and potash is produced under a mining and processing agreement with a third party.

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

History

PCS is a corporation continued under the Canada Business Corporations Act and is the successor to a corporation without share capital established by the Province of Saskatchewan in 1975. Between 1976 and 1989 substantial interests in the Saskatchewan potash industry were acquired. These acquisitions included the purchase of the Cory mine in 1976 and the Rocanville and Lanigan mines in 1977.

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since the privatization of PCS, we have made the following acquisitions of significance to the development of our Company:

•	the Allan mine in 1990 through the acquisition of all of the outstanding shares of Saskterra Fertilizers Ltd.;

[1]	Based on our nameplate capacity, see table under “Potash Operations – Production” for further information.

FORM 10-K ï Part I	Page 3

•	the New Brunswick potash mine and port facilities and our Patience Lake solution mine in Saskatchewan in 1993;
•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;
•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;
•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;
•	approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In transactions in June 2005 and October 2008, we acquired 35.3 million additional shares in ICL, increasing our ownership interest to 11%. In January and February of 2010, we acquired 32.4 million additional shares in ICL, increasing our ownership interest to approximately 14%;
•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;
•	20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired ICL’s entire interest in SQM, resulting in our ownership of approximately 25% of the outstanding equity of SQM. In October and December 2006 and July 2007, we increased our ownership interest to 32%;
•	26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC and in April 2006, we acquired 220,100 additional shares in APC, increasing our ownership interest to 28%; and
•	approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a vertically-integrated fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10% of the shares of Sinofert, increasing our ownership interest to 20%. During July 2007, our ownership interest was diluted to approximately 19% due to the issuance of shares by Sinofert. In 2008, we acquired a total of 385.9 million additional shares of Sinofert, increasing our ownership interest to 22%.

Potash Operations

Our potash operations include the mining and production of potash, which is predominantly used as fertilizer.

Properties

All potash produced by the Company in Saskatchewan is in the southern half of the Province, where extensive potash deposits are found. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporite, which lies about 1,000 metres below the surface. The evaporite deposits, which are bounded by limestone formations, contain the potash beds of approximately 2.4 to 5.1 metres of thickness. Three potash deposits of economic importance occur in the Province, the Esterhazy, Belle Plaine and Patience Lake Members. The Patience Lake Member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy Member is mined at the Rocanville and Esterhazy mines.

Under a mining and processing agreement effective through December 31, 2026 and subject to available reserves, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. We have the option to terminate this agreement every five years. The next opportunity to terminate the mining and processing agreement is December 31, 2011, for which notice must be given no later than June 30, 2011. Mosaic has the option to abandon the mine at any time after December 31, 2011, which would result in the termination of the mining and processing agreement. Following the expansion at Esterhazy, which was completed in 2007, the maximum finished product we are permitted to take each year under the mining and processing agreement is 1,313,000 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2010, we have notified Mosaic that, subject to any force majeure conditions, we require 943,000 tonnes of finished product. Water inflows at the Esterhazy mine have continued, to a greater or lesser degree, since December 1985. We share, on an annual basis, in the water

FORM 10-K ï Part I	Page 4

inflow remediation costs at the Esterhazy mine. See “Production” and “Reserves” tables for additional information.

We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., have supplied the New Brunswick facility with natural gas to meet its fuel needs since 2003. During exploration for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of existing mine operations (referred to as Penobsquis), a new area of potash mineralization called the Picadilly deposit. Enough detailed exploration (3D seismic and drilling) took place to delineate a potash resource large enough to warrant mine design and capital cost estimate studies. These studies were completed by mid-2007 and in July 2007, the Company announced plans for a new potash mine and an expanded milling facility at the New Brunswick site. Construction of this new mining facility is ongoing.

We control the right to mine 773,474 acres of land in Saskatchewan. Included in these holdings are mineral rights to 665,468 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 28% we own, approximately 55% are under lease from the Province of Saskatchewan and approximately 17% are leased from other parties. Our remaining 108,006 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.

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

In 2009, our conventional potash operations (excluding Esterhazy) mined 10.213 million tonnes of ore at an average grade of 22.8% potassium oxide (“K2O”). In 2009, our potash production from all our operations

FORM 10-K ï Part I	Page 5

(including Esterhazy) consisted of 3.405 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.20% K2O, representing 42% of North American production.

In 2009, our capacity represented an estimated 52% of the North American total capacity.2 We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.628 million tonnes of sodium chloride (salt) in 2009. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual	Annual
	Nameplate	Operational
	Capacity	Capability
	2009(1)	2009(2)		2009 Production			2008 Production			2007 Production
	Finished	Finished				Finished			Finished			Finished
	Product	Product		Ore		Product	Ore		Product	Ore		Product
	(Millions	(Millions		(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	of tonnes)	of tonnes)		of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)

Lanigan	3.828	3.000		2.662	20.34	0.702	7.688	20.16	2.141	7.201	20.07	1.907
Rocanville	3.044	2.800		2.912	23.29	0.949	8.086	24.81	2.834	7.657	24.26	2.647
Allan	1.885	1.800		2.060	25.08	0.686	3.213	24.63	1.093	4.906	25.66	1.744
Cory	1.361	0.800		1.707	23.03	0.416	1.680	22.49	0.420	2.672	24.20	0.768
Patience Lake(3)	1.033	0.450		–	–	0.101	–	–	0.282	–	–	0.257
Esterhazy(4)	1.313	1.125	(5)	–	–	0.276	–	–	1.125	–	–	1.043
New Brunswick	0.800	0.800		0.872	23.34	0.275	2.452	23.01	0.802	2.427	22.89	0.793

Totals	13.264	10.775		10.213		3.405	23.119		8.697	24.863		9.159

(1)	Includes, where applicable, previously idled capacity that could be brought into operation with capital investment (debottlenecking projects).
(2)	Estimated annual achievable production level.
(3)	Solution mine.
(4)	Product tonnes received at Esterhazy are based on a mining and processing agreement with Mosaic.
(5)	Amount nominated by Company, but reduced amount of product taken due to force majeure conditions.

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

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 39 to 44 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole. The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 26 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.

[2]	Based on our nameplate capacity, see table below for further information.

FORM 10-K ï Part I	Page 6

A historical extraction ratio from the 26 to 44 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2009 for each of our potash mines is as follows:

	Proven	Probable	Total
	Mineral Reserves	Mineral Reserves	Mineral Reserves	Average
	(Millions of tonnes	(Millions of tonnes	(Millions of tonnes	Grade	Years of Remaining
	recoverable ore)	recoverable ore)	recoverable ore)(1)(2)(3)	K2O Eq(4)(5)	Mine Life(6)
Allan(7)	85	209	294	25.8%	87
Cory(7)	47	170	217	24.7%	107
Lanigan(7)	101	411	512	21.5%	88
Rocanville	129	278	407	23.5%	65
Patience Lake(8)	–	–	–	–	–
Esterhazy(9)	–	–	9	24.5%	3
New Brunswick	193	–	193	24.6%	81

(1)	Mineral reserves include proven and probable reserves. There has been no third party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.32 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.89, Cory 3.78, Lanigan 3.70, Rocanville 2.90 and New Brunswick 3.08.
(4)	From in-mine samples.
(5)	While the term “potash” refers to a wide variety of potassium-bearing minerals, at our deposits the predominant potash mineralization is sylvinite, which is comprised mainly of the minerals sylvite (KCl/potassium salt) and halite (NaCl/rock salt) with minor amounts of carnallite (KCl MgCl2 6 H20) and water insolubles. Potash fertilizer is concentrated, nearly pure KCl (i.e. with a purity greater than 95%), but ore-grade is traditionally reported on a K20 basis. The “K20 equivalent” gives a standard measurement of the nutrient value of different potassium-bearing rocks and minerals. To convert from K20 equivalent tonnes to actual KCl tonnes, multiply by 1.63.
(6)	Estimates are based upon proven and probable reserves and annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 3.39, Cory 2.02, Lanigan 5.85, Rocanville 6.22 and New Brunswick 1.92. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine. Years of remaining mine life, in the case of the Saskatchewan mines, do not include any announced expansions and, in the case of the New Brunswick mines, are based upon applying the current annual mining rate to the expanded reserves.
(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at each of Allan, Cory and Lanigan we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone, and at Lanigan the mineral reserves are in B Zone.
(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 3.0% of the Company’s potash production in 2009.
(9)	At Esterhazy, mine operator Mosaic mines potash for which the Company holds mineral rights. Production is carried out under a mining and processing agreement with Mosaic. The Esterhazy mineral reserve tonnage presented here is the current estimate of mineable tonnes remaining in the Company’s lands after reconciliation of historic tonnes mined and product received from Mosaic. Since the tonnage of product to be received by the Company is based on an agreement with Mosaic, the entire tonnage available is placed in the “Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the Company will receive approximately 850,000 tonnes for 2010 and the maximum amount of product under the agreement for subsequent years, and is subject to adjustment based on the outcome of the legal proceedings subsequently described. Mosaic and the Company are currently in litigation concerning the remaining amount of potash that the Company is entitled to receive from Mosaic pursuant to the mining and processing agreement. See “Legal Proceedings” for additional information.

FORM 10-K ï Part I	Page 7

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

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), and airborne electromagnetic and regional gravity data.

The Company’s estimated mineral resource tonnage as of December 31, 2009 for each of our mines is as follows:

	Mineral Resource
	Measured Resource	Indicated Resource	Inferred Resource
	(Millions of tonnes	(Millions of tonnes	(Millions of tonnes	Grade % K20
	in-place)	in-place)	in-place)	Eq(1)

Allan(2) (A Zone)	212	245	1,455	25.8
(B Zone)	1,176	246	1,462	21.5
Cory(2) (A Zone)	218	197	1,255	24.7
(B Zone)	1,113	198	1,261	21.5
Lanigan(2) (A Zone)	1,884	405	1,761	25.2
(B Zone)	417	542	2,360	21.5
Rocanville	355	383	776	23.5
Patience Lake(3)	–	–	–	–
Esterhazy(4)	–	–	–	–
New Brunswick	–	153	319	24.6

(1)	See footnote 5 to table under “Potash Operations – Reserves”.
(2)	See footnote 7 to table under “Potash Operations – Reserves”.
(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation at present.
(4)	Since mining at Esterhazy is carried out under an agreement with mine operator Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company reports no mineral resource tonnage over and above the reported reserve at Esterhazy.

FORM 10-K ï Part I	Page 8

The scientific and technical information included in the Potash Operations section has been prepared by or under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101. For Saskatchewan and New Brunswick operations, Garth Moore, P. Eng. (President, PCS Potash) is the qualified person who supervised the preparation of the information and who verified the data disclosed herein.

Data for the mineral reserve and mineral resource estimates for our Saskatchewan mines reported herein were verified by PotashCorp staff as follows:

•	annual review of underground potash sample information (boreholes and in-mine ore samples);
•	annual review of surface geophysical exploration results (3D and 2D seismic data);
•	annual cross-checking of mined tonnages reported by minesite technical staff with tonnages estimated from mine survey information; and
•	annual cross-checking of reserve and resource computations carried out by senior mine technologists.

This approach to data verification of potash mineral grade and surface seismic information is in accordance with generally accepted industry practice for areas adjacent and contiguous to an existing operating potash mine.

Phosphate Operations

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements, purified phosphoric acid which is used in food products and industrial processes, hydrofluosilicic acid (“HFSA”) and silicon tetrafluoride (“STF”).

Properties

We conduct our phosphate operations primarily at two facilities, one a 74,787-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes P205 of phosphoric acid per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a 6.0 million tonne per-year mining operation, five sulfuric acid plants3, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, a superphosphoric acid (“SPA”) plant, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

The White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two MAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants and a superphosphoric plant located at the Swift Creek complex.

[3]	By the end of July 2010, the Aurora facility will include only three sulfuric acid plants.

FORM 10-K ï Part I	Page 9

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; and Joplin, Missouri;
•	a technical and food grade phosphate plant in Cincinnati, Ohio; and
•	a terminal facility at Morehead City, North Carolina.

Plant Locations	Primary Products Produced
Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA
White Springs, Florida(1)	SPA, MAP, MGA(2), animal feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana(3)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.
(2)	All of the MGA is consumed internally in the production of downstream products.
(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2009, the Aurora facility’s total production of phosphate rock was

FORM 10-K ï Part I	Page 10

4.2 million tonnes and the White Springs facility’s total production of phosphate rock was 2.5 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the U.S. Army Corps of Engineers (the “Corps”) in June 2009. The permit authorizes mining in excess of 30 years.

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

Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia and much of this ammonia is purchased from third parties. Ammonia to White Springs is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is supplied through rail deliveries from our Lima, Ohio production facility, Geismar, Louisiana storage facility, and leased storage at Pascagoula, Mississippi.

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

Phosphate Rock
(Millions of tonnes)
	Annual	2009		2008		2007
	Capacity	Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.198	27.36	4.027	27.35	4.086	27.39
White Springs, FL	3.6	2.499	30.35	3.025	29.88	3.226	29.87

Total	9.6	6.697		7.052		7.312

Phosphoric Acid
(Millions of tonnes P2O5)
	Annual	2009	2008	2007
	Capacity	Production	Production	Production

Aurora, NC	1.202	0.932	1.054	1.083
White Springs, FL	0.966	0.433	0.741	0.925
Geismar, LA	0.202	0.140	0.147	0.156

Total	2.370	1.505	1.942	2.164

FORM 10-K ï Part I	Page 11

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

In connection with the new permit at Aurora and the reporting requirements under Canadian National Instrument 43-101, the Company engaged Marston & Marston, Inc. and Marston, North Carolina, P.C. (hereinafter collectively referred to as “Marston”) in late 2009 to update the estimated phosphate ore reserves at both Aurora and White Springs. Marston developed geologic and cost models, mine plans, production schedules and a cash flow estimate for each operation based on (i) a review of Company records and information regarding land areas controlled by the Company, (ii) drilling and sampling databases provided by the Company, (iii) visits to each site’s mining operations and discussions with Company personnel familiar both with the geology of the phosphate ore deposits and (iv) a phosphate market study. From these, Marston developed both reserve and resource estimates for Aurora and White Springs.

In contrast to previous reports on phosphate ore reserves prepared for the Company, Marston confined its analysis to lands owned or controlled by the Company within a cutoff mining ratio boundary or meeting minimal recovery criteria, and excluded buffer areas, utility corridors, dikes, settling ponds, backfill support plugs and reserves sterilized or to be sterilized in connection with mine permitting and distinguished between mineral deposits qualifying as reserves and as resources.

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2009 at a stated average grade of 30.66% P2O5.

	Tonnes of
	Phosphate Rock
	(Millions of tonnes)
	Stated Average Grade 30.66% P205
	Proven Reserves	Probable Reserves	Total Reserves

Aurora
Permitted	64.9	1.0	65.9
To Be Permitted	53.8	6.8	60.6

White Springs
Permitted	39.1	–	39.1
To Be Permitted	3.6	–	3.6

Total	161.4	7.8	169.2

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 34 years. This mine life is based on an average annual production rate of approximately 3.66 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2009. If mineral deposits covered by the new permit at Aurora and now reclassified as resources are included, the mine life at Aurora would be about 54 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

FORM 10-K ï Part I	Page 12

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 15 years. This mine life is based on an average annual production rate of approximately 2.85 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2009.

Resources

Mineral resources, which are exclusive of the mineral reserves reported above, are contained within the lands owned or controlled by the Company at each mine. Resources are reported as mineralization in-place with no historical recovery factors applied to quantify the total tonnes, while reserves are reported as recoverable ore, having applied the appropriate historical recovery factors.

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource – areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;
•	indicated mineral resource – areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model;
•	inferred mineral resource – areas with mineral deposit continuity based on 150% range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2009 for each of our mines is as follows:

	Mineral Resource (30.66% P205)(1)
	Measured Resource	Indicated Resource	Inferred Resource
	(Millions of tonnes in-place)	(Millions of tonnes in-place)	(Millions of tonnes in-place)

Aurora	172.3	4.6	–
White Springs	76.3	–	–

(1)	Resources are different from Reserves and are not additive. Resources are defined as tonnes in situ before recovery factors have been applied.

The scientific and technical information included in the Phosphate Operations section has been prepared by “qualified persons” under Canadian National Instrument 43-101. For the Aurora and White Springs operations, Terry Kremmel, P.E., professional mining engineer at Marston, is the qualified person who prepared and verified the information and data disclosed here. This same information and data was also verified by Company qualified persons at each site, including I.K. Gilmore CPG, PG (PCS Phosphate – Aurora, Superintendent Mine Planning & Chief Geologist) at Aurora and Cameron Lynch, P.E. (PCS Phosphate – White Springs, Superintendent Mine Planning/Mine Services) at White Springs.

Data for the mineral reserve and mineral resource estimates reported for our phosphate mining operations reported herein were verified by reviewing:

•	existing reserve areas for ownership status and mining parameters;
•	drill hole database;
•	excluded reserve areas;
•	the calculated area of drill hole influence; and
•	input and output parameters for analysis in geostatistical three-dimensional modeling software developed by a third-party vendor.

FORM 10-K ï Part I	Page 13

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

Production

Unlike potash and phosphate, nitrogen is not mined. It is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, nitrogen solutions, ammonium nitrate and nitric acid. Ammonia, urea and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications. Nitric acid and ammonium nitrate are sold to industrial customers for various applications. Urea is also sold for animal feed applications.

The following table sets forth, for each of the last three years, the Company’s production of ammonia.

Ammonia(1)
(Millions of tonnes)
	Annual	2009	2008	2007
	Capacity	Production	Production	Production
Trinidad	2.177	1.858	1.785	2.077
Augusta, GA	0.713	0.690	0.674	0.610
Lima, OH	0.588	0.555	0.538	0.531

Total	3.478	3.103	2.997	3.218

(1)	A substantial portion is upgraded to value added products.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the U.S., we employ natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 100% of our needs in 2010, 90% in 2011, 83% in 2012, 67% in 2013, 56% in 2014 and 2015, and 51% from 2016 to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 89% of our U.S. consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

FORM 10-K ï Part I	Page 14

Marketing

The following table summarizes our sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three fiscal years.

	2009	2008	2007
	(millions of dollars)
Potash
Canada	$64.0	$150.6	$88.0
United States	538.3	1,353.1	764.7
Canpotex(1)	613.7	2,257.1	782.7
Other	99.8	307.3	161.8

Total	$1,315.8	$4,068.1	$1,797.2

Phosphates
Canada	$114.8	$200.3	$125.7
United States	860.3	1,640.6	1,076.2
PhosChem(1)	242.0	713.6	264.6
Other	157.3	326.2	170.6

Total	$1,374.4	$2,880.7	$1,637.1

Nitrogen
Canada	$5.3	$9.9	$1.3
United States	1,126.2	2,251.1	1,651.0
Other	155.0	236.7	147.6

Total	$1,286.5	$2,497.7	$1,799.9

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

For financial information about our business segments and North American and offshore sales, see the information under “Potash – Potash Results” and “Potash – Potash Performance” on pages 22 through 24, “Phosphate – Phosphate Results” and “Phosphate – Phosphate Performance” on pages 28 through 30 and “Nitrogen – Nitrogen Results” and “Nitrogen – Nitrogen Performance” on pages 34 through 36 in our 2009 Financial Review, attached as Exhibit 13, and Note 19, Segment Information, to our 2009 consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of long-lived assets is disclosed in Note 19, Segment Information, to our 2009 consolidated financial statements incorporated by reference under Item 8 in this report.

We have a diversified customer base and, apart from sales to Canpotex, no one customer accounted for more than 10% of our total sales in 2009.

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

North American Marketing

In 2009, North American sales of potash products represented 46% of our total potash sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the

FORM 10-K ï Part I	Page 15

balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

In 2009, North American sales of phosphate products represented 71% of our total phosphate sales, substantially all of which were attributable to phosphate customers in the United States. In 2009, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

In 2009, North American sales of nitrogen products represented 88% of our total nitrogen sales and our total non-fertilizer products accounted for 58% of our total nitrogen revenue. Typically, North American nitrogen fertilizer sales are greatest in the second quarter. In 2009, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

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

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2009, we supplied 54% of Canpotex’s requirements. Canpotex generally sells potash to private firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2009	2008	2007
China	6%	13%	26%
India	32	16	10
Other Asian countries	43	39	33
Latin America	13	25	26
Other countries	6	7	5

Total	100%	100%	100%

FORM 10-K ï Part I	Page 16

For 2009, sales to Canpotex represented 47% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 7% of our total potash sales in 2009.

Since 1975, PhosChem has been the largest exporter of U.S. phosphate fertilizers. Currently, the members of PhosChem are PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members have agreed, except for certain sales that are reserved individually to the PhosChem member companies, to export their fertilizer products exclusively through PhosChem. PhosChem negotiates prices and other terms for such export sales of its members’ phosphate fertilizer products that are made through PhosChem. Since 1995, pursuant to the terms of the PhosChem membership agreement, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers and PCS Sales (USA), Inc., is responsible for the marketing of liquid merchant grade phosphoric acid in export trade. Total sales for 2009 (on a P2O5 basis) were apportioned as follows: 78% to Mosaic Crop Nutrition LLC and 22% to PCS Sales (USA), Inc. The PhosChem agreement is renewed annually.

Revenue from sales to PhosChem accounted for 18% of our total phosphate sales in 2009. Other offshore phosphate sales accounted for 11% of our total phosphate sales in 2009. In 2009, 88% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for the past three calendar years in the various geographical regions.

	2009	2008	2007
India	61%	57%	39%
China	1	–	5
Other Asian countries	9	11	8
Latin America	19	21	36
Other countries	10	11	12

Total	100%	100%	100%

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2009, our offshore sales of nitrogen products represented 12% of our total nitrogen sales.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates; (ii) changes in currency and exchange controls; (iii) the availability of foreign exchange; (iv) laws, policies and actions affecting foreign trade; and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2009, we leased or owned approximately 194 terminal and warehouse facilities, some of which have multi-product capability for a total of 251 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also lease or own approximately 9,200 rail cars. In the offshore market, the Company leases one warehouse in China and leases one warehouse in Brazil through a joint venture.

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

FORM 10-K ï Part I	Page 17

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

In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities exist for storage pending shipment overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also transport potash to and have an interest in a port facility located in Portland, Oregon.

Phosphate Products

With respect to phosphates, we have long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which we receive and store Aurora facility raw materials and finished product. We use barges and tugboats to transport solid products, phosphoric acid and sulfur between the Aurora facility and shipping terminals. Raw materials and products, including sulfur, are also transported to and from the Aurora facility by rail.

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the U.S. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products produced at the White Springs facility through Tampa, Florida for offshore sales. Ammonia to White Springs and Aurora is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is also supplied through rail deliveries from our Lima, Ohio production facility, Geismar, Louisiana storage facility and leased storage at Pascagoula, Mississippi.

Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Nitrogen Products

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 24 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from the Trinidad plant primarily to markets in the United States and also to Latin America and Europe. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.

Competition

Potash is a commodity and consequently producers compete based on price, quality and service (e.g., delivery time and ability to supply high quality material). We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. Our competition includes three North American producers and offshore producers located in the former Soviet Union, the Middle East, Europe, and to a lesser extent Asia and Latin America.

FORM 10-K ï Part I	Page 18

Markets for phosphate fertilizer products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while most of our North American competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring higher rock processing costs.

We compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia, Mexico, Senegal and Australia. In addition, increased phosphate fertilizer production in traditionally important U.S. export markets such as China have impacted U.S. export sales to those countries. Our principal competitors in North American markets include The Mosaic Company and CF Industries, Inc.

Within the animal feed supplement business in the phosphate segment, opportunities exist to differentiate products based on nutritional content, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market segments.

Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. We market industrial phosphate products principally in the U.S. and we compete against domestic suppliers and imports.

Nitrogen, globally the most widely produced nutrient, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, may be manufactured in countries with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Rising natural gas costs in several markets around the world have led to plant curtailments and/or closures, since natural gas can be up to 90% of the cash cost of producing ammonia.

Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are connected to their suppliers by pipeline.

Our nitrogen production serves both fertilizer and industrial customers. Our U.S. plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. When the cost of natural gas rises in the U.S., U.S. ammonia plants, including our U.S. nitrogen facilities, may struggle to compete with offshore production. However, our lower-cost Trinidad operations help offset the impact of rising natural gas costs in the U.S. on our nitrogen operations. Within North America, sales are regionalized due to transportation costs. CF Industries, Inc., Koch Industries, Inc., Terra Industries, Inc. and importers are our main competitors. Imports are expected to continue.

Employees

At December 31, 2009, we employed 5,136 persons, of whom 1,786 were salaried and 3,350 were hourly paid. Of these 5,136 employees, our potash operations employed 2,020 people, our phosphate operations 1,909 and our nitrogen operations 808. Our sales and transportation and distribution functions were handled by 96 employees in Northbrook, Illinois and various other locations in the United States and by 16 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 284.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The collective bargaining agreements at the Allan, Cory and Patience Lake divisions expire on April 30, 2011. The Lanigan agreement expires on January 31, 2012 and the agreement with Rocanville Potash Employees Association expires on May 31, 2012. The agreement at PCS Cassidy Lake expires on December 31, 2010. The agreement between Mosaic and the union representing the employees at the Esterhazy mine expired on January 31, 2010 and contract negotiations began in early 2010. The collective bargaining agreement with the union representing employees at the White Springs plant expires on December 3, 2013 and the agreement at the PCS Purified Phosphates facility in Cincinnati expires on

FORM 10-K ï Part I	Page 19

November 1, 2010. The agreement with the union representing employees at the Lima plant expires on October 1, 2012. We believe our relations with our employees to be good.

Royalties and Certain Taxes

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax (“Potash Production Tax”). The Potash Production Tax resulted in a recovery of $8.7 million in 2009. As a resource corporation in the Province of Saskatchewan, we are also subject to a resource surcharge that is a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In 2009, the total resource surcharge paid was $34.0 million.

In addition to the Potash Production Tax and resource surcharge, royalties, taxes and rental fees are payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others by potash producers in respect of potash sales, production or property in the Provinces of Saskatchewan and New Brunswick. These royalties, taxes and fees, which are included in cost of goods sold, were $46.9 million in 2009.

For 2009, miscellaneous taxes paid (not included above) totaled $4.2 million. We do not make royalty payments in connection with our phosphate and nitrogen operations.

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to U.S. federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

The effective income tax rate for 2009 was 8% compared to 24% in 2008. The rate decreased due to a higher percentage of Canadian earnings being subject to a lower future tax rate, permanent deductions shielding a higher percentage of earnings and less income being earned in higher tax jurisdictions. In addition, the following discrete tax adjustments impacted the rates:

•	In 2009, a future income tax recovery of $119.2 million for a tax rate reduction resulting from an internal restructuring was recorded;
•	A current income tax recovery of $47.6 million was recorded in 2009 that related to an increase in permanent deductions in the U.S. from prior years;
•	In 2009, a future income tax expense of $24.4 million related to a functional currency election by the parent company for Canadian income tax purposes was recorded;
•	A current income tax expense of $8.6 million related to currency fluctuations on the repayment of intercompany debt was recorded in 2009;
•	In 2008, income tax recoveries of $71.1 million (of which $29.1 million was current and $42.0 million was future) were recorded that related to an increase in permanent deductions in the U.S. from prior years;
•	Future income tax assets were written down by $11.0 million during 2008; and
•	The $25.3 million gain that was recognized in 2008 as a result of the change in fair value of the forward purchase contract for shares in Sinofert was not taxable.

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

Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $129.6 million for the year ended December 31, 2009, as compared to $123.3 million and $104.8 million for

FORM 10-K ï Part I	Page 20

the years ending December 31, 2008 and December 31, 2007, respectively. These amounts include environmental operating expenses related primarily to the production of phosphoric acid, fertilizer, feed and other products.

We routinely undertake environmental capital projects. In 2009, capital expenditures of $108.8 million (2008 – $89.6 million) were incurred to meet pollution prevention and control objectives and $1.3 million (2008 – $0.5 million) were incurred to meet other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2010 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives and other environmental objectives.

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

Climate Change. We have determined that climate change is of sufficient concern to governments, elected officials, non-governmental organizations, community leaders and the general public such that we will pursue a greenhouse gas mitigation strategy. We have assembled a multidisciplinary task force to assess the objectives of such a strategy along with the revenue opportunities and the corporate costs of doing so.

In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. The Kyoto Protocol became effective on February 16, 2005. It is uncertain if the Canadian government will issue final rules to implement the Kyoto Protocol. Trinidad and Tobago has also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as this is a developing country, which does not have any specific emission reduction requirements. The United States has not ratified the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States and Canada each submitted a greenhouse gas emission reduction target of 17% compared to 2005 levels. We continue to monitor the international efforts to address climate change. Their effect on our operations cannot be determined with any certainty at this time.

The countries where we operate are considering, and in some cases have adopted, their own measures to address climate change independent of the Kyoto Protocol and other international efforts. A variety of laws to regulate greenhouse gas emissions have been introduced in the United States Congress, but the prospects for adoption of particular legislative objectives or requirements are uncertain at this time. In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the U.S. In July 2009, the Canadian government adopted rules requiring the reporting of specified greenhouse gas emissions from sources that emit more

FORM 10-K ï Part I	Page 21

than 50,000 tons of carbon dioxide equivalents. In September 2009, the USEPA promulgated rules requiring the reporting of greenhouse gas emissions for all fuel combustion sources emitting more than 25,000 tons of carbon dioxide equivalents and certain other listed sources. The Company does not believe that compliance with these emission reporting regulations will have a material adverse effect on its consolidated financial position. In December 2009, the USEPA issued a finding that greenhouse gas emissions from mobile sources endanger public health and welfare. The Company is monitoring these developments, and, except as indicated above, their effect on our operations cannot be determined with any certainty at this time.

USEPA Phosphate Initiative. The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted hazardous waste compliance evaluation inspections at numerous phosphate operations, including the company’s plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the U.S. Resource Conservation and Recovery Act (“RCRA”) at its Aurora and White Springs plants. The company and other industry members have met with representatives of the U.S. Department of Justice, the USEPA and various state environmental agencies regarding potential resolutions of these matters. During these meetings, the company was informed that the USEPA also believes the Geismar plant is in violation of these requirements. As part of the initiative the company entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at its White Springs, Aurora and Geismar plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

USEPA Clean Air Act Initiative. The USEPA also has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar and Lima plants. The company has met with representatives of the USEPA and the U.S. Department of Justice regarding potential resolutions of these matters. With respect to the Geismar matter, the government has demanded process changes and penalties that would cost a total of approximately $20 million, but the company denies that it has any liability for the Geismar matter. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

Aurora Facility Permits. Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the Corps before mining in the wetlands. On January 15, 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act, 33 U.S.C. § 1341, that mining of phosphate in excess of thirty years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, on June 10, 2009, the Corps issued the company a permit that will allow the company to mine the phosphate deposits identified in the 401 certification. The USEPA decided not to seek additional review of the permit. On March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund, and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings challenging the 401 certification. The company has intervened in this proceeding and, at this time, is unable to evaluate the extent of any exposure that it may have in this matter.

Florida Nutrient Rules for Water Quality. At the direction of the USEPA, the Florida Department of Environmental Protection (“FDEP”) has announced a rulemaking to restrict nutrient concentrations in surface waters to levels below those currently permitted at the company’s White Springs, Florida plant. The company is working with FDEP on the rulemaking to pursue an acceptable resolution. In addition, the company along with other phosphate producers, through a trade association, has moved to intervene to challenge a consent decree filed in the U.S. District Court for the Northern District of Florida which would require the USEPA to develop numeric nutrient standards for Florida lakes and flowing waters by October 2010. The company will

FORM 10-K ï Part I	Page 22

also participate in the upcoming USEPA rulemaking process on the development of nutrient standards for Florida surface waters. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

Asset Retirement Obligations

We have recorded in the accompanying consolidated financial statements an asset retirement obligation for the costs associated with the retirement of our long-lived assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction or normal operation of these assets. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 16 of the Company’s consolidated financial statements in the 2009 Financial Review for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2009, we had accrued a total of $126.7 million for asset retirement obligations. The current portion totaled $4.9 million.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans. The company had previously provided a CDN$2.0 million irrevocable Letter of Credit and anticipates that all matters regarding the financial assurances will be finalized in the first quarter of 2010. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

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

FORM 10-K ï Part I	Page 23

We have accrued $30.7 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the company or its predecessors’ businesses. The current portion of these costs totaled $17.7 million. The accrued amounts include the company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters, including matters described below to the extent the incurrence of the costs is reasonably probable and reasonably estimable.

Lakeland, Florida Location. The Company, along with other parties, has been notified by USEPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining property. A Record of Decision (“ROD”) was issued on September 27, 2007 and provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5 million. On August 31, 2009, the U.S. District Court for the Middle District of Florida approved the Remedial Design/Remedial Action Consent Decree, pursuant to which PCS Joint Venture and additional potentially responsible parties will perform the ROD remedy. Implementation of the ROD remedy has begun with the planning for field sampling for the Remedial Design Workplan during the first quarter of 2010. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

Planters Property. The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 million of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. PCS Nitrogen denies that it is a potentially responsible party and is vigorously defending its interests in these actions. After a trial in the first phase of the case, the district court determined that PCS Nitrogen is the successor to a former owner of the site and may be liable to Ashley II of Charleston, L.L.C. for its environmental response costs at the site. PCS Nitrogen has filed and is pursuing third-party complaints against owners and operators that it believes should be responsible parties with respect to the site. A trial in the second phase of the case on these liability and allocation matters commenced on October 26, 2009 and has been continued to the first quarter of 2010. Until the district court proceedings and any subsequent appeals are concluded, PCS Nitrogen is unable to evaluate with reasonable certainty the extent of any liability that it may have in this matter.

Ward Superfund Site. PCS Phosphate Company, Inc. (“PCS Phosphate”) has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $70.0 million. The Settling Parties have initiated CERCLA cost recovery litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. PCS Phosphate anticipates recovering some portion of its expenditures for the removal action from other liable parties through settlement or as a result of the pending litigation. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6.1 million. In response to a special notice letter from EPA to PCS Phosphate and other alleged potentially responsible parties regarding the remedy for Operable Unit 1, two different groups of potentially responsible parties, one of which included PCS Phosphate, made good-faith offers to perform and/or pay for the actions described in the special notice letter.

FORM 10-K ï Part I	Page 24

The USEPA is reviewing the good-faith offers. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

Augusta, Georgia Location. Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. In accordance with the Order, PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions and has documented its findings in several successive facility investigation reports submitted to GEPD, and has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. Based on these findings, the requirements of the Order and the pilot study, in May 2009, PCS Nitrogen submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. In the event GEPD approves the CAP, a full-scale bioremediation remedy will be implemented.

White Springs Sinkhole. In December 2009, a routine inspection of a gypsum stack at the White Springs, Florida facility discovered a sinkhole that resulted in the loss of approximately 84 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. FDEP issued a notice to the company stating that the release may constitute an unauthorized discharge. The company is working closely with FDEP in an effort to address the situation. The company is unable at this time to estimate with certainty the total costs that may be incurred to address this matter.

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

Facility and Product Security

Through our Safety, Health and Environment department, we regularly evaluate and address actual and potential security issues and requirements associated with our operations in the United States and elsewhere using approved security vulnerability methodologies. Additional actions and expenditures may be required in the future. In the United States, chemical facilities are regulated under the Maritime Transportation Security Act and the Chemical Facility Anti-Terrorism Standards. It is anticipated that Congress will continue to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements, and we also have adopted security measures and enhancements beyond those presently required. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

FORM 10-K ï Part I	Page 25

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 19, 2010 is as follows:

		Served
Name	Age	Since	Position Held
William J. Doyle	59	1987	President and Chief Executive Officer
Wayne R. Brownlee	57	1988	Executive Vice President, Treasurer and Chief Financial Officer
James F. Dietz	63	1997	Executive Vice President and Chief Operating Officer
Barbara Jane Irwin	54	2000	Senior Vice President, Administration
Robert A. Jaspar	51	1997	Senior Vice President, Information Technology
Joseph A. Podwika	47	1997	Senior Vice President, General Counsel and Secretary
G. David Delaney	49	1997	President, PCS Sales
Garth W. Moore	61	1982	President, PCS Potash
Thomas J. Regan, Jr.	65	1995	President, PCS Phosphate and PCS Nitrogen
Stephen F. Dowdle	59	1999	Senior Vice President, Fertilizer Sales, PCS Sales
Daphne J. Arnason	54	1988	Vice President, Internal Audit
Karen G. Chasez	56	2000	Vice President, Procurement
John R. Hunt	51	1997	Vice President, Safety, Health and Environment
Denis A. Sirois	54	1978	Vice President and Corporate Controller

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
Wayne R. Brownlee	July 1999 – December 2005	Senior Vice President, Treasurer and Chief Financial Officer
Joseph A. Podwika	January 2005 – December 2005	Vice President, General Counsel and Secretary
Thomas J. Regan, Jr.	August 1999 – January 2007	President, PCS Phosphate
Stephen F. Dowdle	July 2000 – December 2005	Vice President, Fertilizer Sales, PCS Sales

Presentation of Financial Information

We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 19, Segment Information, to our consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, incorporated by reference under Item 8 of this Form 10-K.

We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 31, Reconciliation of Canadian and United States Generally Accepted Accounting Principles, to our 2009 consolidated financial statements, incorporated by reference under Item 8 of this Form 10-K, for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or U.S. GAAP, as they relate to us.

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

FORM 10-K ï Part I	Page 26

filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Commission. We also make available, free of charge, through our website, our filings with Canadian securities regulatory authorities as soon as reasonably practicable after such material is electronically filed with the Canadian securities regulatory authorities. The Canadian securities regulatory authorities maintain a website (www.sedar.com) that contains our filings with the Canadian securities regulatory authorities. The information on our website is not incorporated by reference into this annual report on Form 10-K.

 Item 1A. Risk Factors

Our performance and future operations are affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated Risk Management Framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Risk Management” on pages 45 and 46 in our 2009 Financial Review, attached as Exhibit 13, incorporated herein by reference. See “Forward-Looking Statements” earlier in this report.

The Company implements strategies to mitigate risks, including the risks identified in this section. A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Financial Review, attached as Exhibit 13, on pages 15 through 21 for potash, 25 through 27 for phosphate and 31 through 33 for nitrogen.

Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:

Global demand for our products that differs from expectations could adversely affect the results of future operations.

The Company has taken major steps to prepare for an anticipated increase in potash demand in future years. The Company is undertaking several key expansion and debottlenecking projects at significant capital cost to substantially increase its potash production capability. These projects are expected to come on stream incrementally over the next several years.

We predict the future level of demand for our products and attempt to meet growing demand. Accurate predictions allow us to avoid surplus inventory and missed sales opportunities. However, incorrect predictions can lead to rising costs and decreased profits. If our estimates of future potash demand prove to be overstated, we could experience a lower return on investment due to lower profits.

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

Commodity price cyclicality varies from industry to industry. The nitrogen industry, for example, is characterized by many producers around the world, lower capital costs of entry and short construction times. Not surprisingly, nitrogen is prone to substantial price volatility. In contrast, good potash deposits are rare; capital costs are very high; and we believe that Greenfield projects take at least 7 years to develop. As a result, potash prices are less volatile than nitrogen prices.

FORM 10-K ï Part I	Page 27

We rely heavily upon railcars, ocean freightliners, warehouse and port storage facilities to transport and distribute product to our customers.

Transportation is a significant part of the cost of our products to customers and some of our customers require just-in-time delivery. Finding affordable and dependable transportation is important in allowing us to supply customers close to our operating facilities and customers around the world. Labor disputes, derailments, adverse weather or other environmental events, short term swings in demand for potash and changes to rail or ocean freight systems could interrupt or limit available transport services, which could result in customer dissatisfaction, loss of sales potential and could negatively affect our financial performance.

Strong shipping demand for grain and other products affects railcar availability. A shortage of railcars for carrying product and increased transit time in North America may result in inability to deliver on a timely basis, customer dissatisfaction, loss of sales and higher transportation costs. Delays and missed shipments relying on ocean freight could result in customer dissatisfaction and loss of potential sales and could negatively affect our financial performance.

As discussed below, the recent global financial crisis could affect our ability to access transport services as and when required because of the potential impact on the businesses of these transport service providers.

The Company is subject to risks associated with international operations.

The Company has operations and investments in countries outside of Canada and the United States. Historically, these countries have had less stable political environments. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in entities located in Chile, Jordan, China and Israel. Additionally, potash from our Saskatchewan operations for sale outside Canada and the United States is sold exclusively to Canpotex, which acts as an export marketing and sales company. A significant portion of Canpotex sales are to China, Brazil, India, Indonesia, Malaysia and Japan.

Global expansion opportunities with the lowest cost and the highest synergies are sometimes located in politically sensitive regions. Risks inherent in doing business within Canada and the United States also exist in foreign countries and may be exaggerated by differences in culture, laws and regulations. Political and economic conditions, foreign trade policies, fiscal policies, laws, regulations and other activities of foreign governments may affect performance and development of our operations and investments. Our operations and investments may be affected by abrupt political change, forced divestiture, selective discrimination, inconvertibility of funds, armed conflict, terrorist activity and unexpected changes in regulatory requirements, social, political, labor and economic conditions.

Water inflows in our potash mines, or potash mines in which we have an interest, could result in increased costs and could require us to abandon a mine, either of which could adversely affect the results of our operations.

The presence of water-bearing strata in many underground mines carries the risk of water inflows. It is sometimes difficult to predict if or when water inflow will occur at our mines or mines in which we have an interest. We currently manage water inflows at our New Brunswick mine, while ongoing water inflows are being managed at the Esterhazy mine, in which we have an interest in the mineral rights. Additional water inflows at these or other mines could increase the costs required to operate such mines, injure our employees and/or lead to the abandonment of a mine. The risk of underground water inflows, similar to other underground risks, is not insurable.

The Company may be adversely affected by changing anti-trust laws to which it is subject.

We are subject to anti-trust laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in anti-trust laws

FORM 10-K ï Part I	Page 28

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

Reputation loss is a negative consequence resulting from events and can have a detrimental effect on our performance. Reputation loss extends throughout all risk categories and may result in loss of investor confidence, loss of customer confidence, poor community relations and a decline in employee productivity. Reputation loss could also interfere with our ability to execute our strategies.

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

Other events may hurt our operating results.

The effects of the recent global financial crisis are difficult to accurately predict. As a result of this crisis, our relationships with customers and with external partners in the supply chain upon whom we rely may become riskier. Conditions in the credit markets could negatively affect the ability of our customers to pay or reduce their demand for our products. If our customers’ financial condition reduces demand for our products or our suppliers’ financial condition causes disruptions to our supply chain, our operating results may be negatively affected.

In addition to the above, other events may affect our performance including unexpected or adverse weather conditions; price risks associated with feedstocks, including natural gas and sulfur; other hedging activities; changes in capital markets and corresponding effects on our investments; changes in currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in, and the effects of, government policy and regulation, including environmental regulations and greenhouse gas regulations and regulations and actions affecting our transportation and sale of natural gas; inherent risks in industrial operations, including inability to obtain insurance for underground operations; inappropriate handling and transportation of some of our products by customers or carriers; and future acquisitions by the Company.

 Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

Information concerning our properties is set forth under the “Properties” sections in Item 1.

FORM 10-K ï Part I	Page 29

 Item 3. Legal Proceedings

Antitrust Litigation

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

All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL (No. 1996), for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois. On June 15, 2009, PCS, along with other defendants, filed a motion to dismiss the Indirect Purchaser Plaintiffs’ amended consolidated complaint and a motion to dismiss the Direct Purchaser Plaintiffs amended consolidated complaint. On November 3, 2009, the Court granted in part and denied in part the defendants’ motion to dismiss the Indirect Purchasers’ amended consolidated complaint. Specifically, the Court dismissed the Indirect Purchasers Plaintiffs’ federal claim and all state law claims except those arising out of the state antitrust laws of Michigan and Kansas and the plaintiffs’ Iowa unjust enrichment claim. On that same day, the court denied, in its entirety, the defendants’ motion to dismiss the Direct Purchaser Plaintiffs’ amended consolidated complaint. The Court, however, has certified for the interlocutory appeal its order denying the defendants’ motion to dismiss the Direct Purchasers Plaintiffs’ amended consolidated complaint. The trial court has also ordered the parties to proceed with limited discovery regarding the plaintiffs’ claims.

The company and PCS Sales (USA), Inc. believe each of these eight private antitrust law lawsuits is without merit and intend to defend them vigorously.

Mosaic Litigation

The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a Statement of Claim in the Saskatchewan Court of Queen’s Bench against Mosaic on May 27, 2009. Under the Statement of Claim the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic, in its Statement of Defence dated June 16, 2009, asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement will terminate by August 30, 2010. Also, on June 16, 2009

FORM 10-K ï Part I	Page 30

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

Environmental Proceedings

For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1.

 Item 4. Submission of Matters to a Vote of Security Holders

None.

FORM 10-K ï Part I	Page 31

Part II

 Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Common Share Prices and Volumes”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on page 134 in our 2009 Financial Review, attached as Exhibit 13, is incorporated herein by reference and “11 Year Report” on page 75 in our 2009 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

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

In each quarter of 2008 and 2009, the Company paid a cash dividend of $0.10 per common share, for a total of $0.40 for each year.

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

 Item 6. Selected Financial Data

The information under “11 Year Report” on page 75 in our 2009 Financial Review, attached as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of Canadian GAAP. These principles differ in certain significant respects from U.S. GAAP. The following supplemental financial data is provided on the basis of reconciliations between Canadian and U.S. GAAP.

	(In millions of US dollars, except per-share amounts)
U.S. GAAP	2009		2008	2007	2006	2005
Net income	996.1		3,395.2	1,061.5	625.8	532.7
Net income per share – basic	3.37		11.04	3.36	2.01	1.64
Total assets	12,468.8		9,889.4	9,483.6	7,038.9	5,841.8
Long-term obligations(1)	3,356.2	(1)	1,758.0	1,358.3	1,339.8	1,257.6

(1)	Represents long-term debt obligations and does not include unamortized costs. (See Note 13 to the Company’s consolidated financial statements for a description of such amounts.)

FORM 10-K ï Part II	Page 32

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 6 through 75 and “Appendix” on pages 135 and 136 in our 2009 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Market Risks Associated With Financial Instruments” on page 60 and Note 26 to the Company’s consolidated financial statements on pages 111 through 117 in our 2009 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

 Item 8. Financial Statements and Supplementary Data

The information under “Management’s Responsibility”, “Accountants’ Reports” and “Consolidated Financial Statements” contained on pages 79 through 133 in our 2009 Financial Review, attached as Exhibit 13, are incorporated herein by reference and “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Quarterly Results” on pages 52 and 53 in our 2009 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

 Item 9A. Controls and Procedures

As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 79 and 80 in our 2009 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

FORM 10-K ï Part II	Page 33

 Item 9B. Other Information

None.

FORM 10-K ï Part II	Page 34

Part III

 Item 10. Directors, Executive Officers and Corporate Governance

The information under “Board of Directors – Nominees for Election to the Board of Directors” and the first eight paragraphs under “Appointment of Auditors and Report of Audit Committee – Report of the Audit Committee” in our 2010 Proxy Circular, attached as Exhibit 99(a), and Appendix F to our 2010 Proxy Circular are incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

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

 Item 11. Executive Compensation

The information under “Board of Directors – Director Compensation,” “Compensation – Report of the Compensation Committee and Compensation Committee Responsibilities and Procedures,” “Compensation – Compensation Discussion and Analysis” and “Compensation – Executive Compensation” in our 2010 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables titled “Board of Directors – “At-Risk” Investment and Year Over Year Changes” and “Adoption of 2010 Performance Option Plan – Equity Compensation Plan Information” in our 2010 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Board of Directors – Director Independence and Other Relationships” on pages 10 through 12 in our 2010 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

 Item 14. Principal Accounting Fees and Services

The information under “Appointment of Auditors and Report of Audit Committee – Appointment of Auditors” in our 2010 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

FORM 10-K ï Part III	Page 35

Part IV

 Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1.	Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 79 through 133 in our 2009 Financial Review, attached as Exhibit 13, are incorporated under Item 8 by reference.

2.	Schedules

Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon, dated February 19, 2010; such consolidated financial statements and reports are included in your 2009 Financial Review Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Independent Registered Chartered Accountants
Saskatoon, Canada
February 19, 2010

FORM 10-K ï Part IV	Page 36

Potash Corporation of Saskatchewan Inc.
Schedule II – Valuation and Qualifying Accounts
(in millions of US dollars)
(audited)
		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Allowance for doubtful trade accounts receivable
2009	7.7	1.3	0.6	8.4
2008	5.9	5.0	3.2	7.7
2007	4.7	1.9	0.7	5.9

Allowance for inventory valuation
2009	97.3	4.9	85.3	16.9
2008	6.3	93.1	2.1	97.3
2007	8.9	4.7	7.3	6.3

Allowance for deferred income tax assets
2009	72.9	–	35.4	37.5
2008	10.4	64.5	2.0	72.9
2007	53.1	0.3	43.0	10.4

3.	Exhibits

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

FORM 10-K ï Part IV	Page 37

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

4	(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4	(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4	(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4	(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4	(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4	(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

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

FORM 10-K ï Part IV	Page 38

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10	(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)

10	(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10	(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10	(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10	(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10	(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.	10-K	12/31/2006	10(l)

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.	10-K	12/31/2006	10(m)

FORM 10-K ï Part IV	Page 39

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(m)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-Q	9/30/2009

10	(n)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10	(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10	(p)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10	(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008	10(r)

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(u)

10	(u)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(v)

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(w)

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(x)

10	(x)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10	(y)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

10	(z)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

10	(aa)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10	(bb)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

FORM 10-K ï Part IV	Page 40

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(cc)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10	(dd)	Resolution and Form of Agreement of Indemnification – July 21, 2004.	10-Q	6/30/2004	10(ii)

10	(ee)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

10	(ff)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10	(gg)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

10	(hh)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10	(ii)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10	(jj)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10	(kk)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10	(ll)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10	(mm)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11		Statement re Computation of Per Share Earnings.

12		Computation of Ratio of Earnings to Fixed Charges.

13		2009 Financial Review Annual Report. The 2009 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21		Subsidiaries of the registrant.

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Marston & Marston, Inc. and Marston, North Carolina, P.C.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORM 10-K ï Part IV	Page 41

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

99	(a)	2010 Notice of Meeting, Proxy Circular and Form of Proxy. The 2010 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99	(b)	2009 Summary Accountability Report. The 2009 Summary Accountability Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

FORM 10-K ï Part IV	Page 42

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE Dallas J. Howe	Chair of the Board	February 26, 2010

/s/ WAYNE R. BROWNLEE Wayne R. Brownlee	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 26, 2010

/s/ WILLIAM J. DOYLE William J. Doyle	President and Chief Executive Officer	February 26, 2010

/s/ CHRISTOPHER M. BURLEY Christopher M. Burley	Director	February 26, 2010

/s/ JOHN W. ESTEY John W. Estey	Director	February 26, 2010

/s/ C. STEVEN HOFFMAN C. Steven Hoffman	Director	February 26, 2010

/s/ ALICE D. LABERGE Alice D. Laberge	Director	February 26, 2010

/s/ KEITH G. MARTELL Keith G. Martell	Director	February 26, 2010

/s/ JEFFREY J. MCCAIG Jeffrey J. McCaig	Director	February 26, 2010

FORM 10-K ï Signatures	Page 43

Signature	Title	Date

/s/ MARY MOGFORD Mary Mogford	Director	February 26, 2010

/s/ PAUL J. SCHOENHALS Paul J. Schoenhals	Director	February 26, 2010

/s/ E. ROBERT STROMBERG, Q.C. E. Robert Stromberg, Q.C.	Director	February 26, 2010

/s/ ELENA VIYELLA DE PALIZA Elena Viyella de Paliza	Director	February 26, 2010

FORM 10-K ï Signatures	Page 44

EXHIBIT INDEX

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

3	(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3	(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4	(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001

4	(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003

4	(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004

4	(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4	(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4	(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4	(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4	(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4	(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4	(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

4	(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4	(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4	(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

4	(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4	(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4	(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

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

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10	(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

10	(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10	(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

10	(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10	(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)

10	(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10	(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10	(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10	(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Directors, as amended.	10-K	12/31/2006	10(l)

10	(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan – Officers and Employees, as amended.	10-K	12/31/2006	10(m)

10	(m)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-Q	9/30/2009

10	(n)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10	(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10	(p)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10	(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008	10(r)

10	(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10	(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10	(t)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(u)

10	(u)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(v)

10	(v)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(w)

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

10	(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(x)

10	(x)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10	(y)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

10	(z)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

10	(aa)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10	(bb)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

10	(cc)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10	(dd)	Resolution and Form of Agreement of Indemnification – July 21, 2004.	10-Q	6/30/2004	10(ii)

10	(ee)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

10	(ff)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10	(gg)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

10	(hh)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10	(ii)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10	(jj)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10	(kk)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10	(ll)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10	(mm)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11		Statement re Computation of Per Share Earnings.

12		Computation of Ratio of Earnings to Fixed Charges.

13		2009 Financial Review Annual Report. The 2009 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

21		Subsidiaries of the registrant.

23.1		Consent of Deloitte & Touche LLP.

Incorporated By Reference
Exhibit				Filing Date/	Exhibit Number
Number		Description of Document	Form	Period End Date	(if different)

23.2		Consent of Marston & Marston, Inc. and Marston, North Carolina, P.C.

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(a)	2010 Notice of Meeting, Proxy Circular and Form of Proxy. The 2010 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

99	(b)	2009 Summary Accountability Report. The 2009 Summary Accountability Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.