Form 10-Q
period 2010-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2010-05-07
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As at April 30, 2010, Potash Corporation of Saskatchewan Inc. had 296,290,250 Common Shares outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009(1)

Assets
Current assets
Cash and cash equivalents	$298.8	$385.4
Receivables (Note 2)	1,053.0	1,137.9
Inventories (Note 3)	576.5	623.5
Prepaid expenses and other current assets	134.2	124.9

	2,062.5	2,271.7
Property, plant and equipment	6,729.2	6,413.3
Investments	4,332.6	3,760.3
Other assets	362.9	359.9
Intangible assets	19.8	20.0
Goodwill	97.0	97.0

	$13,604.0	$12,922.2

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$764.0	$728.8
Payables and accrued charges	823.8	796.8
Current portion of derivative instrument liabilities	86.6	51.8

	1,674.4	1,577.4
Long-term debt (Note 4)	3,320.1	3,319.3
Derivative instrument liabilities	159.7	123.2
Future income tax liability	988.5	962.4
Accrued pension and other post-retirement benefits	287.1	280.8
Accrued environmental costs and asset retirement obligations	215.9	215.1
Other non-current liabilities and deferred credits	6.0	4.2

	6,651.7	6,482.4

Contingencies and Guarantees (Notes 14 and 15, respectively)
Shareholders’ Equity
Share capital	1,443.5	1,430.3
Unlimited authorization of common shares without par value; issued and outstanding 296,287,750 and 295,975,550 at March 31, 2010 and December 31, 2009, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	148.6	149.5
Accumulated other comprehensive income	1,729.5	1,648.8
Retained earnings	3,630.7	3,211.2

	6,952.3	6,439.8

	$13,604.0	$12,922.2

(1)	Corrected as described in Note 17

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2010	2009(1)

Sales (Note 6)	$1,713.6	$922.5
Less: Freight	105.2	37.6
Transportation and distribution	49.9	27.0
Cost of goods sold	843.4	629.8

Gross Margin	715.1	228.1

Selling and administrative	49.5	43.4
Provincial mining and other taxes	22.5	33.0
Foreign exchange loss (gain)	9.2	(30.2)
Other income (Note 8)	(28.2)	(35.0)

	53.0	11.2

Operating Income	662.1	216.9
Interest Expense (Note 9)	30.5	23.2

Income Before Income Taxes	631.6	193.7
Income Taxes (Note 10)	182.4	(113.7)

Net Income	449.2	307.4
Retained Earnings, Beginning of Period	3,211.2	2,348.5
Dividends	(29.7)	(29.6)

Retained Earnings, End of Period	$3,630.7	$2,626.3

Net Income Per Share (Note 11)
Basic	$1.52	$1.04
Diluted	$1.47	$1.01

Dividends Per Share	$0.10	$0.10

(1)	Corrected as described in Note 17

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2010	2009(1)

Operating Activities
Net income	$449.2	$307.4

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	101.1	74.0
Stock-based compensation	2.3	2.5
Loss on disposal of property, plant and equipment	-	0.5
Foreign exchange on future income tax	2.1	(13.8)
Provision for (recovery of) future income tax	37.1	(117.1)
Undistributed earnings of equity investees	(26.2)	(37.9)
Derivative instruments	3.3	(45.3)
Other long-term liabilities	19.0	12.6

Subtotal of adjustments	138.7	(124.5)

Changes in non-cash operating working capital
Receivables	84.9	137.4
Inventories	42.3	60.6
Prepaid expenses and other current assets	(9.2)	(26.8)
Payables and accrued charges	82.6	(255.4)

Subtotal of changes in non-cash operating working capital	200.6	(84.2)

Cash provided by operating activities	788.5	98.7

Investing Activities
Additions to property, plant and equipment	(453.0)	(366.1)
Purchase of long-term investments	(422.3)	-
Proceeds from disposal of property, plant and equipment	0.1	0.3
Other assets and intangible assets	(15.4)	(11.2)

Cash used in investing activities	(890.6)	(377.0)

Cash before financing activities	(102.1)	(278.3)

Financing Activities
Proceeds from long-term debt obligations	400.0	760.0
Repayment of and finance costs on long-term debt obligations	(150.0)	(690.4)
(Repayments of) proceeds from short-term debt obligations	(214.8)	215.1
Dividends	(29.7)	(29.7)
Issuance of common shares	10.0	1.6

Cash provided by financing activities	15.5	256.6

Decrease in Cash and Cash Equivalents	(86.6)	(21.7)
Cash and Cash Equivalents, Beginning of Period	385.4	276.8

Cash and Cash Equivalents, End of Period	$298.8	$255.1

Cash and cash equivalents comprised of:
Cash	$51.0	$42.7
Short-term investments	247.8	212.4

	$298.8	$255.1

Supplemental cash flow disclosure
Interest paid	$17.9	$15.5
Income taxes paid	$21.5	$147.2

(1)	Corrected as described in Note 17

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
(Net of related income taxes)	2010	2009(1)

Net Income	$449.2	$307.4

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(2)	126.1	73.7
Net losses on derivatives designated as cash flow hedges(3)	(53.2)	(45.2)
Reclassification to income of net losses on cash flow hedges(4)	9.0	8.6
Unrealized foreign exchange losses on translation of self-sustaining foreign operations	(1.2)	(0.1)

Other Comprehensive Income	80.7	37.0

Comprehensive Income	$529.9	$344.4

(1)	Corrected as described in Note 17

(2)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities, and are net of income taxes of $NIL (2009 — $26.8)

(3)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(32.2) (2009 — $(27.5))

(4)	Net of income taxes of $5.5 (2009 — $5.3)

Condensed Consolidated Statements of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

	March 31,	December 31,
(Net of related income taxes)	2010	2009(1)

Unrealized gains on available-for-sale securities(2)	$1,876.5	$1,750.4
Net unrealized losses on derivatives designated as cash flow hedges(3)	(155.6)	(111.4)
Unrealized foreign exchange gains on self-sustaining foreign operations(4)	8.6	9.8

Accumulated other comprehensive income	1,729.5	1,648.8
Retained earnings	3,630.7	3,211.2

Accumulated Other Comprehensive Income and Retained Earnings	$5,360.2	$4,860.0

(1)	Corrected as described in Note 17

(2)	$2,026.8 before income taxes (2009 — $1,900.8)

(3)	$(248.5) before income taxes (2009 — $(177.6))

(4)	$8.6 before income taxes (2009 — $9.8)

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(in millions of US dollars except share, per-share, percentage and ratio amounts)
(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. The company’s accounting policies are in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects except as outlined in Note 16. The accounting policies used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2009 annual consolidated financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2009 annual consolidated financial statements. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

Recent Accounting Pronouncements

IFRSs

In April 2008, March 2009 and October 2009, the Canadian Accounting Standards Board (“AcSB”) published exposure drafts on “Adopting IFRSs in Canada”. IFRSs have now been incorporated into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. Incorporation of IFRSs into the CICA Accounting Handbook makes possible the early adoption of IFRSs by Canadian entities. Also, in October 2009, the AcSB issued the exposure draft “Improvements to IFRSs” to incorporate into Canadian GAAP the amendments to IFRSs that result from an exposure draft issued by the International Accounting Standards Board (“IASB”). The IASB’s exposure draft deals with minor amendments and focuses on areas of inconsistency in standards or where clarification of wording is required. It is expected that the amendments will be effective January 1, 2011. The company is currently reviewing the standards to determine the potential impact on its consolidated financial statements.

Business Combinations

In January 2009, the AcSB issued revised accounting standards in regards to business combinations with the intent of harmonizing those standards with IFRSs. The revised standards require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The company is unable to determine the impact of these new standards, since they apply prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning on or after January 1, 2011.

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

2.	Receivables

	March 31,	December 31,
	2010	2009

Trade accounts — Canpotex Limited (“Canpotex”)	$245.1	$164.3
— Other	399.8	264.4
Less allowance for doubtful accounts	(8.4)	(8.4)

	636.5	420.3
Income taxes receivable	190.2	287.4
Margin deposits on derivative instruments	169.8	108.9
Provincial mining and other taxes receivable	-	234.6
Other non-trade accounts	56.5	86.7

	$1,053.0	$1,137.9

3.	Inventories

	March 31,	December 31,
	2010	2009

Finished products	$260.9	$303.1
Intermediate products	156.4	158.9
Raw materials	46.3	50.6
Materials and supplies	112.9	110.9

	$576.5	$623.5

	Three Months Ended
	March 31
Items affecting cost of goods sold	2010	2009

Expensed inventories	$807.8	$517.8
Writedowns of finished products	2.3	12.5
Writedowns of intermediate products	-	-
Writedowns of raw materials	-	-
Reserves for obsolete materials and supplies	0.5	0.6
Reversals of writedowns	(1.7)	(5.7)

	$808.9	$525.2

The carrying amount of inventory recorded at net realizable value was $6.6 at March 31, 2010 and $33.5 at December 31, 2009 with the remaining inventory recorded at cost.

4.	Long-Term Debt

During the three months ended March 31, 2010, the company received proceeds from its long-term credit facilities of $400.0, and made repayments of $150.0 under these facilities. At March 31, 2010, amounts outstanding under the credit facilities were $250.0 which were classified as current.

5.	Capital Management

The company’s objectives when managing its capital are to maintain financial flexibility while managing its cost of, and optimizing access to, capital. In order to achieve these objectives, its strategy, which was unchanged from 2009, was to maintain its investment grade credit rating.

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	March 31,	December 31,
	2010	2009

Short-term debt and current portion of long-term debt	$764.0	$728.8
Long-term debt	3,320.1	3,319.3

Total debt	4,084.1	4,048.1
Less: cash and cash equivalents	298.8	385.4

Net debt	3,785.3	3,662.7

Shareholders’ equity	6,952.3	6,439.8
Less: accumulated other comprehensive income	1,729.5	1,648.8

Adjusted shareholders’ equity	5,222.8	4,791.0

Adjusted capital(1)	$9,008.1	$8,453.7

(1)	Adjusted capital = (total debt − cash and cash equivalents) + (shareholders’ equity − accumulated other comprehensive income)

The company monitors capital on the basis of a number of factors, including the ratios of: adjusted earnings before interest expense, income taxes, depreciation and amortization, and gain on disposal of auction rate securities (“adjusted EBITDA”) to adjusted interest expense; net debt to adjusted EBITDA and net debt to adjusted capital. Adjusted EBITDA to adjusted interest expense and net debt to adjusted EBITDA are calculated utilizing 12-month trailing adjusted EBITDA and adjusted interest expense.

	As At or For the
	12 Months Ended
	March 31,	December 31,
	2010	2009

Components of ratios
Adjusted EBITDA (12 months ended)	$1,849.9	$1,377.6
Net debt	$3,785.3	$3,662.7
Adjusted interest expense (12 months ended)	$204.3	$189.1
Adjusted capital	$9,008.1	$8,453.7

Ratios
Adjusted EBITDA to adjusted interest expense(1)	9.1	7.3
Net debt to adjusted EBITDA(2)	2.0	2.7
Net debt to adjusted capital(3)	42.0%	43.3%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (12 months ended) / adjusted interest expense (12 months ended)

(2)	Net debt to adjusted EBITDA = (total debt − cash and cash equivalents) / adjusted EBITDA (12 months ended)

(3)	Net debt to adjusted capital = (total debt − cash and cash equivalents) / (total debt − cash and cash equivalents + total shareholders’ equity − accumulated other comprehensive income)

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares or issuance of new debt.

The increase in adjusted EBITDA to adjusted interest expense is a result of adjusted EBITDA increasing more than the increase in adjusted interest expense. The net-debt-to-adjusted-EBITDA ratio decreased as net debt did not increase as much as adjusted EBITDA increased. Net debt to adjusted capital ratio decreased as adjusted capital increased more than the increase in net debt.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	March 31,	March 31,	December 31,	September 30,	June 30,	December 31,
	2010	2010	2009	2009	2009	2009

Net income	$1,122.5	$449.2	$239.2	$247.9	$186.2	$980.7
Income taxes	375.3	182.4	43.4	77.9	71.6	79.2
Interest expense	128.2	30.5	40.1	31.1	26.5	120.9
Depreciation and amortization	339.2	101.1	84.6	83.4	70.1	312.1
Gain on disposal of auction rate securities	(115.3)	-	-	-	(115.3)	(115.3)

Adjusted EBITDA	$1,849.9	$763.2	$407.3	$440.3	$239.1	$1,377.6

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	March 31,	March 31,	December 31,	September 30,	June 30,	December 31,
	2010	2010	2009	2009	2009	2009

Interest expense	$128.2	$30.5	$40.1	$31.1	$26.5	$120.9
Interest capitalized to property, plant and equipment	76.1	20.7	21.4	16.8	17.2	68.2

Adjusted interest expense	$204.3	$51.2	$61.5	$47.9	$43.7	$189.1

6.	Segment Information

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2010

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$892.2	$401.3	$420.1	$-	$1,713.6
Freight	67.3	25.6	12.3	-	105.2
Transportation and distribution	28.6	9.8	11.5	-	49.9
Net sales — third party	796.3	365.9	396.3	-
Cost of goods sold	279.9	299.8	263.7	-	843.4
Gross margin	516.4	66.1	132.6	-	715.1
Depreciation and amortization	29.5	44.9	24.7	2.0	101.1
Inter-segment sales	-	-	25.8	-	-

	Three Months Ended March 31, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$269.2	$329.9	$323.4	$-	$922.5
Freight	6.7	18.2	12.7	-	37.6
Transportation and distribution	3.6	8.4	15.0	-	27.0
Net sales — third party	258.9	303.3	295.7	-
Cost of goods sold	92.3	296.0	241.5	-	629.8
Gross margin	166.6	7.3	54.2	-	228.1
Depreciation and amortization	7.5	39.0	25.3	2.2	74.0
Inter-segment sales	-	-	5.8	-	-

Assets	Potash	Phosphate	Nitrogen	All Others	Consolidated

Assets at March 31, 2010	$4,766.9	$2,375.3	$1,767.0	$4,694.8	$13,604.0
Assets at December 31, 2009	4,708.3	2,356.8	1,688.6	4,168.5	12,922.2
Change in assets	58.6	18.5	78.4	526.3	681.8
Additions to property, plant and equipment	375.7	56.2	19.8	1.3	453.0

In January and February 2010, the company purchased additional shares in Israel Chemicals Ltd. (“ICL”) for cash consideration of $420.1, increasing its ownership percentage to 14 percent. In conjunction with this purchase, the company incurred a loss of $2.2 on a foreign exchange contract.

7.	Pension and Other Post-Retirement Expenses

	Three Months
	Ended March 31
Defined Benefit Pension Plans	2010	2009

Service cost	$5.0	$4.3
Interest cost	11.7	11.1
Expected return on plan assets	(11.6)	(9.6)
Net amortization and change in valuation allowance	6.6	7.1

Net expense	$11.7	$12.9

	Three Months
	Ended March 31
Other Post-Retirement Plans	2010	2009

Service cost	$1.7	$1.5
Interest cost	4.0	4.1
Net amortization	(0.5)	0.1

Net expense	$5.2	$5.7

For the three months ended March 31, 2010, the company contributed $2.3 to its defined benefit pension plans, $7.3 to its defined contribution pension plans and $1.8 to its other post-retirement plans. Total 2010 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements in the company’s 2009 financial review annual report.

8.	Other Income

	Three Months
	Ended March 31
	2010	2009

Share of earnings of equity investees	$26.2	$37.9
Other	2.0	(2.9)

	$28.2	$35.0

9.	Interest Expense

	Three Months
	Ended March 31
	2010	2009

Interest expense on
Short-term debt	$2.1	$4.3
Long-term debt	53.6	33.7
Interest capitalized to property, plant and equipment	(20.7)	(12.8)
Interest income	(4.5)	(2.0)

	$30.5	$23.2

10.	Income Taxes

For the three months ended March 31, 2010, the company’s income tax expense was $182.4. This compared to a recovery of $113.7 for the same period last year. The actual effective tax rate including discrete items for the three months ended March 31, 2010 was 29 percent compared to negative 59 percent for the first three months of 2009.

The income tax expense for the three months ended March 31, 2010 included the following discrete items:

•	A current income tax expense of $18.2 to adjust a 2009 income tax provision to the income tax return filed this quarter.

•	A future income tax expense of $6.3 as a result of US legislative changes to Medicare Part D adopted during the quarter.

The income tax recovery for the three months ended March 31, 2009 included the following discrete items:

•	A future income tax recovery of $119.2 for a tax rate reduction resulting from an internal restructuring.

•	A current income tax recovery of $47.6 that related to an increase in permanent deductions in the US from prior years, which had a positive impact on cash.

11.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2010 of 296,119,000 (2009 — 295,232,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares that would be issuable based on period-to-date (rather than anticipated) performance, if the effect is dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2010 was 304,704,000 (2009 — 303,324,000).

12.	Financial Instruments and Related Risk Management

Financial Risks

The company is exposed in varying degrees to a variety of financial risks from its use of financial instruments: credit risk, liquidity risk and market risk. The source of risk exposure and how each is managed is described in Note 26 to the consolidated financial statements in the company’s 2009 financial review annual report.

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, receivables, and derivative instrument assets. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$298.8	$385.4
Receivables	862.8	615.9
Derivative instrument assets	5.9	9.0

The aging of trade receivables that were past due but not impaired was as follows:

	March 31,	December 31,
	2010	2009

1 — 30 days	$32.1	$20.1
31 — 60 days	0.7	0.7
Greater than 60 days	-	0.7

	$32.8	$21.5

A reconciliation of the receivables allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
	2010	2009

Balance, beginning of period	$8.4	$7.7
Provision for receivables impairment	-	1.3
Receivables written off during the period as uncollectible	-	(0.6)

Balance, end of period	$8.4	$8.4

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no amounts past due or impaired relating to amounts owing to the company from Canpotex or the non-trade receivables.

Liquidity Risk

Liquidity risk arises from the company’s general funding needs and in the management of its assets, liabilities and optimal capital structure. It manages its liquidity risk to maintain sufficient liquid financial resources to fund its operations and meet its commitments and obligations in a cost-effective manner. In managing its liquidity risk, the company has access to a range of funding options. The table below outlines the company’s available debt facilities:

	March 31, 2010

	Total	Amount Outstanding
	Amount	and Committed		Amount Available

Credit facilities(1)	$3,250.0	$757.7		$2,492.3
Line of credit	75.0	32.1	(2)	42.9

(1)	The company has $750.0 available under a commercial paper program which is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $507.7 of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

Certain of the company’s derivative instruments contain provisions that require its debt to maintain specified credit ratings from two of the major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on March 31, 2010 was $243.2, for which the company has posted collateral of $169.8 in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2010, the company would have been required to post an additional $73.9 of collateral to its counterparties.

The table below presents a maturity analysis of the company’s financial liabilities and gross settled derivative contracts based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	March 31,	Contractual	Within			Over
	2010	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$512.2	$512.4	$512.4	$-	$-	$-
Payables and accrued charges(2)	627.0	627.0	627.0	-	-	-
Long-term debt obligations(1)	3,608.0	5,267.4	446.2	1,174.4	751.5	2,895.3
Foreign currency derivatives	(2.8)
Outflow		726.0	726.0	-	-	-
Inflow		(728.8)	(728.8)	-	-	-
Natural gas hedging derivative liabilities(3)	243.3	254.8	83.4	83.0	40.9	47.5

	$4,987.7	$6,658.8	$1,666.2	$1,257.4	$792.4	$2,942.8

(1)	Contractual cash flows include contractual interest payments related to debt obligations. Interest rates on variable rate debt are based on prevailing rates at March 31, 2010.

(2)	Excludes taxes, accrued interest, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

(3)	Natural gas derivatives are subject to master netting agreements. Each counterparty has margin requirements that may require the company to post collateral against liability balances.

Market Risk

Market risk is the risk that financial instrument fair values will fluctuate due to changes in market prices. The significant market risks to which the company is exposed are foreign exchange risk, interest rate risk and price risk (related to commodity and equity securities).

Foreign Exchange Risk

The following table shows the company’s significant exposure to exchange risk and the pre-tax effects on income and OCI of reasonably possible changes in the relevant foreign currency. The company has no significant foreign currency exposure related to cash and cash equivalents and receivables. This analysis assumes all other variables remain constant.

		Foreign Exchange Risk
		5% increase in		5% decrease in
	Carrying Amount	US$		US$
	of Asset (Liability)	Income	OCI	Income	OCI

March 31, 2010
Available-for-sale investments
Israel Chemicals Ltd. (New Israeli Shekels)	$2,383.3	$-	$(119.2)	$-	$119.2
Sinofert Holdings Limited (Hong Kong dollars)	922.8	-	(46.1)	-	46.1
Short-term debt (CDN)	(242.9)	12.1	-	(12.1)	-
Payables (CDN)	(130.2)	6.5	-	(6.5)	-
Foreign currency derivatives	2.8	(37.4)	-	35.9	-

December 31, 2009
Available-for-sale investments
Israel Chemicals Ltd. (New Israeli Shekels)	1,895.7	-	(94.8)	-	94.8
Sinofert Holdings Limited (Hong Kong dollars)	864.2	-	(43.2)	-	43.2
Short-term debt (CDN)	(262.5)	13.1	-	(13.1)	-
Payables (CDN)	(167.2)	8.4	-	(8.4)	-
Foreign currency derivatives	5.0	(20.4)	-	20.4	-

At March 31, 2010, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $170.0 (December 31, 2009 — $140.0) at an average exchange rate of 1.0240 (December 31, 2009 — 1.0681) per US dollar. The company had also entered into foreign currency forward contracts to sell Canadian dollars and receive US dollars in the notional amount of CDN $317.9 (December 31, 2009 — $NIL) at an average exchange rate of 0.9752 per CDN dollar. Maturity dates for all forward contracts are within 2010.

At March 31, 2010, the company had foreign currency swaps to sell US dollars and receive Canadian dollars in the notional amount of $243.0 (December 31, 2009 — $262.5) at an average exchange rate of 1.0341 (December 31, 2009 — 1.0551) per US dollar. Maturity dates for all swaps are within 2010.

Interest Rate Risk

The following table shows the company’s exposure to interest rate risk and the pre-tax effects on net income and other comprehensive income of reasonably possible changes in the relevant interest rates. This analysis assumes all other variables remain constant. The company does not measure any fixed-rate debt at fair value. Therefore, changes in interest rates will not affect income or OCI as there is no change in the carrying value of fixed-rate debt and interest payments are fixed.

			Interest Rate Risk
	Carrying Amount		Effect of 1% decrease in		Effect of 1% increase in
	of Asset (Liability)		interest rates on income		interest rates on income
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009

Variable rate instruments
Cash and cash equivalents	$298.8	$385.4	$(3.0)	$(3.9)	$3.0	$3.9
Long-term debt obligations	(255.9)	(5.9)	0.1	0.1	(0.1)	(0.1)

Price Risk

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and OCI of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

			Price Risk
	Carrying Amount		Effect of 10% decrease in		Effect of 10% increase in
	of Asset (Liability)		prices on OCI		prices on OCI
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009

Derivative instruments
Natural gas hedging derivatives	$(243.2)	$(171.0)	$(69.2)	$(72.6)	$69.5	$72.8
Available-for-sale investments	3,306.1	2,759.9	(330.6)	(276.0)	330.6	276.0

At March 31, 2010, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps for which it has price risk exposure; which derivatives represented a notional amount of 129.5 million MMBtu with maturities in 2010 through 2019. At December 31, 2009, the notional amount of swaps was 123.0 million MMBtu with maturities in 2010 through 2019.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Derivative instrument assets
Natural gas hedging derivatives	$0.1	$0.1	$3.7	$3.7
Foreign currency derivatives	5.8	5.8	5.3	5.3
Available-for-sale investments	3,306.1	3,306.1	2,759.9	2,759.9
Derivative instrument liabilities
Natural gas hedging derivatives	(243.3)	(243.3)	(174.7)	(174.7)
Foreign currency derivatives	(3.0)	(3.0)	(0.3)	(0.3)
Long-term debt
Senior notes	(3,350.0)	(3,755.5)	(3,350.0)	(3,505.6)
Credit facilities and other	(258.0)	(258.0)	(8.0)	(8.0)

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges is assumed to approximate carrying value. The fair value of the company’s senior notes at March 31, 2010 reflected the yield valuation based on observed market prices. The yield on the senior notes ranged from 1.37 percent to 6.04 percent (December 31, 2009 — 1.73 percent to 5.83 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

The interest rates used to discount estimated cash flows related to derivative instruments that were not traded in an active market at March 31, 2010 were between 0.49 percent and 4.78 percent (December 31, 2009 — between 0.23 and 4.67) depending on the settlement date.

The following table presents the company’s fair value hierarchy for those financial assets and financial liabilities carried at fair value at March 31, 2010. During the quarter, there were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

	Carrying	Fair Value Measurements at Reporting Date Using:
	Amount of	Quoted Prices in	Significant Other	Significant
	Asset (Liability)	Active Markets for	Observable	Unobservable
	at March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets
Natural gas hedging derivatives	$0.1	$-	$0.1	$-
Foreign currency derivatives	5.8	-	5.8	-
Available-for-sale investments	3,306.1	3,306.1	-	-
Derivative instrument liabilities
Natural gas hedging derivatives	(243.3)	-	(64.2)	(179.1)
Foreign currency derivatives	(3.0)	-	(3.0)	-

	Carrying	Fair Value Measurements at Reporting Date Using:
	Amount of	Quoted Prices in	Significant Other	Significant
	Asset (Liability)	Active Markets for	Observable	Unobservable
	at December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets
Natural gas hedging derivatives	$3.7	$-	$1.2	$2.5
Foreign currency derivatives	5.3	-	5.3	-
Available-for-sale investments	2,759.9	2,759.9	-	-
Derivative instrument liabilities Natural gas hedging derivatives	(174.7)	-	(53.2)	(121.5)
Foreign currency derivatives	(0.3)	-	(0.3)	-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Natural Gas Hedging Derivatives
	March 31,	December 31,
	2010	2009

Balance, beginning of period	$(119.0)	$(110.8)
Total gains or (losses) (realized and unrealized) before income taxes
Included in earnings	(4.2)	(48.6)
Included in other comprehensive income	(63.1)	(49.4)
Other	-	-
Purchases	-	-
Sales	-	-
Issues	-	-
Settlements	7.2	66.0
Transfer out of Level 3	-	23.8

Balance, end of period	$(179.1)	$(119.0)

	Three	Twelve
	Months	Months
	Ended	Ended
	March 31,	December 31,
	2010	2009

Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at the reporting date	$-	$(0.4)

Losses, realized and unrealized, included in earnings for the period, reported in cost of goods sold	$(4.2)	$(48.6)

For the year ended December 31, 2009, auction rate securities considered to be a Level 3 measurement had a beginning balance of $17.2; a gain of $115.3 was included in earnings for the period reported in other income related to the disposal of such securities for the full face amount of $132.5, resulting in an end of year balance of $NIL.

13.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

14.	Contingencies

Canpotex

PCS is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2010 or 2009.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters

Significant environmental site assessment and/or remediation matters of note include the following:

•	The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and certain adjoining former property. A Record of Decision (“ROD”) was issued on September 27, 2007 and provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Implementation of the ROD remedy began on March 22, 2010 with field sampling pursuant to the Remedial Design Workplan.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. Until the district court proceedings and any subsequent appeals are concluded, PCS Nitrogen is unable to evaluate with reasonable certainty the extent of any liability it may have in this matter.

•	PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $70.0. The Settling Parties have initiated CERCLA cost recovery litigation against PCS

Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6.1. In response to a special notice letter from the USEPA to PCS Phosphate and other alleged potentially responsible parties regarding the remedy for Operable Unit 1, two different groups of potentially responsible parties, one of which included PCS Phosphate, made good-faith offers to perform and/or pay for the actions described in the special notice letter. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions, has documented its findings in several successive facility investigation reports submitted to GEPD and has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. In the event GEPD approves the CAP, a full-scale bioremediation remedy will be implemented.

•	In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility a sinkhole was discovered that resulted in the loss of approximately 84 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The company incurred costs of $1.0 to address the sinkhole between the time of discovery and the end of the first quarter of 2010. The Florida Department of Environmental Protection (“FDEP”) issued a notice to the company stating that the release may constitute an unauthorized discharge. The company is working closely with the FDEP in an effort to address the situation. The company also has negotiated the terms of an order on consent with the USEPA that requires the company to complete a study of available feasible measures to reduce the possibility and impacts of any future sinkholes. Depending on the outcome of this study, the order could require the implementation of certain mitigation measures, although the scope and timing for the implementation of any such measures cannot be ascertained at the current time. The company is unable at this time to estimate with certainty the total costs that may be incurred to address this matter.

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other significant matters of note include the following:

•	The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its Aurora, North Carolina, White Springs, Florida and Geismar, Louisiana plants. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at its White Springs, Aurora and Geismar plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA has notified the company of various alleged violations of the Clean Air Act at its Lima, Ohio and Geismar, Louisiana plants. With respect to the Lima matter, the company met with representatives of the USEPA and received, and responded to, a subsequent information request from the USEPA. With respect to the Geismar matter, the government has demanded process changes and penalties that would cost a total of approximately $27.0, but the company denies that it has any liability for the Geismar matter.

Although the company is proceeding with planning and permitting for the process changes demanded by the government, the company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. On January 15, 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act, that mining of phosphate in excess of thirty years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, on June 10, 2009, the Corps issued the company a permit that will allow the company to mine the phosphate deposits identified in the 401 certification. USEPA decided not to seek additional review of the permit. On March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings challenging the 401 certification. The company has intervened in this proceeding. Petitioners filed a motion for partial summary judgment on February 5, 2010 and the company filed a response and cross-motion for summary judgment on March 18, 2010. The Division of Water Quality also filed a response to Petitioner’s motion for partial summary judgment on March 18, 2010. At this time, the company is unable to evaluate the extent of any exposure that it may have in this matter.

•	In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. In July 2009, the Canadian government adopted rules requiring the reporting of specified greenhouse gas emissions from sources that emit more than 50,000 tons of carbon dioxide equivalents. In September 2009, the USEPA promulgated rules requiring the reporting of greenhouse gas emissions for all fuel combustion sources emitting more than 25,000 tons of carbon dioxide equivalents and certain other listed sources. The company does not believe that compliance with these emission reporting regulations will have a material adverse effect on its consolidated financial position. In December 2009, the USEPA issued a finding that greenhouse gas emissions from mobile sources endanger public health and welfare. In 2010, the USEPA issued rules regulating greenhouse gas emissions from model year 2012 vehicles sold after January 2, 2011. On that date, the USEPA also will begin to require permits for greenhouse gas emissions from certain stationary sources such as manufacturing plants, although USEPA has not yet announced the emission thresholds that will be used to determine which sources will be required to obtain permits. The company is monitoring these developments and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

•	On January 26, 2010, the USEPA proposed nutrient criteria for Florida lakes and flowing waters. These criteria are currently scheduled to be promulgated in October 2010. The criteria will become part of Florida’s water quality standards sixty days after the final criteria are issued. The company, along with other phosphate companies, is participating in the USEPA rulemaking process. If the USEPA rule is adopted as proposed, projected capital costs resulting from the rule could be in excess of $100.0 for the company’s White Springs plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the proposed rule under all flow conditions. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a Statement of Claim in the Saskatchewan Court of Queen’s Bench against Mosaic on May 27, 2009. In the Statement of Claim, the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic in its Statement of Defence dated June 16, 2009 asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement will terminate by August 30, 2010. Also, on June 16, 2009, Mosaic commenced a counterclaim against the company asserting that the company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure. The company will continue to assert its position in these proceedings vigorously and it denies liability to Mosaic in connection with its counterclaim.

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

The company owns facilities which have been either permanently or indefinitely shut down. It expects to incur nominal annual expenditures for site security and other maintenance costs at certain of these facilities. Should the facilities be dismantled, certain other shutdown-related costs may be incurred. Such costs are not expected to have a material adverse effect on the company’s consolidated financial position or results of operations and would be recognized and recorded in the period in which they are incurred.

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2010, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $648.4. It is unlikely that these guarantees will be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions; this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At

March 31, 2010, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. The USEPA has announced that it plans to adopt rules requiring financial assurance from a variety of mining operations, including phosphate rock mining. It is too early in the rulemaking process to determine what the impact, if any, on the company’s facilities will be when these rules are issued.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans. The company had previously provided a CDN $2.0 irrevocable letter of credit and in the first quarter of 2010 finalized all matters regarding the financial assurances for the 2006 review, including the payment of CDN $2.8 into the agreed upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011 and discussions regarding these financial assurances have commenced. The MOE has indicated it is seeking an increase of the amount paid into the trust fund by the company. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of March 31, 2010. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at March 31, 2010, $33.5 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

16.	Reconciliation of Canadian and United States Generally Accepted Accounting Principles

Canadian GAAP varies in certain significant respects from US GAAP. As required by the United States Securities and Exchange Commission, the effect of these principal differences on the company’s unaudited interim condensed consolidated financial statements is described and quantified below. For a complete discussion of US and Canadian GAAP differences, see Note 31 to the consolidated financial statements in the company’s 2009 financial review annual report.

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

(c) Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP, they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose is determined based on discounted expected future net cash flows.

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

(f) Pension and other post-retirement benefits: Under US GAAP, the company is required to recognize the difference between the benefit obligation and the fair value of plan assets in the Consolidated Statements of Financial Position with the offset to OCI. No similar requirement currently exists under Canadian GAAP.

In addition, under Canadian GAAP when a defined benefit plan gives rise to an accrued benefit asset, a company must recognize a valuation allowance for the excess of the adjusted benefit asset over the expected future benefit to be realized from the plan asset. Changes in the pension valuation allowance are recognized in income. US GAAP does not specifically address pension valuation allowances, and the US regulators have interpreted this to be a difference between Canadian and US GAAP. In light of this, a difference between Canadian and US GAAP has been recorded for the effects of recognizing a pension valuation allowance and the changes therein under Canadian GAAP.

(g) Foreign currency translation adjustment: The company adopted the US dollar as its functional and reporting currency on January 1, 1995. At that time, the consolidated financial statements were translated into US dollars at the December 31, 1994 year-end exchange rate using the translation of convenience method under Canadian GAAP. This translation method was not permitted under US GAAP. US GAAP required the comparative Consolidated Statements of Operations and Consolidated Statements of Cash Flow to be translated at applicable weighted-average exchange rates whereas, the Consolidated Statements of Financial Position were permitted to be translated at the December 31, 1994 year-end exchange rate. The use of disparate exchange rates under US GAAP gave rise to a foreign currency translation adjustment. Under US GAAP, this adjustment is reported as a component of accumulated OCI.

(h) Offsetting of certain amounts: US GAAP requires an entity to adopt a policy of either offsetting or not offsetting fair value amounts recognized for derivative instruments and for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted a policy to offset such amounts. Under Canadian GAAP, offsetting of the margin deposits is not permitted.

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

Under Canadian GAAP, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Effective January 1, 2006, under US GAAP, stock options are recognized over the requisite service period, which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder.

Service Period Commenced
Performance Option Plan Year	Canadian GAAP	US GAAP

2007	January 1, 2007	May 3, 2007
2008	January 1, 2008	May 8, 2008
2009	January 1, 2009	May 7, 2009

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three months ended March 31, 2010, income taxes paid under US GAAP were $21.5 (2009 — $148.1).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months
	Ended March 31
	2010	2009(1)

Net income as reported — Canadian GAAP	$449.2	$307.4
Items increasing (decreasing) reported net income
Inventory valuation (a)	-	(5.7)
Depreciation and amortization (d)	2.1	2.1
Stock-based compensation (i)	(2.2)	(0.4)
Stripping costs (j)	(8.9)	(0.3)
Exploration costs (e)	(0.3)	-
Share of earnings of equity investees (b)	(0.6)	(0.6)
Pension and other post-retirement benefits (f)	-	0.3
Deferred income taxes relating to the above adjustments (k)	2.8	3.9
Income taxes related to US GAAP effective income tax rate (k, m)	(3.9)	0.6
Income taxes related to stock-based compensation (l)	(7.2)	(0.6)
Income taxes related to uncertain income tax positions (m)	27.0	(8.1)

Net income — US GAAP	$458.0	$298.6

Basic weighted average shares outstanding — US GAAP	296,119,000	295,232,000

Diluted weighted average shares outstanding — US GAAP (i)	304,704,000	303,323,000

Basic net income per share — US GAAP	$1.55	$1.01

Diluted net income per share — US GAAP	$1.50	$0.98

(1)	Corrected as described in Note 17

	March 31,	December 31,
	2010	2009

Total assets as reported — Canadian GAAP	$13,604.0	$12,922.2
Items increasing (decreasing) reported total assets
Inventory (a)	(1.7)	(1.7)
Property, plant and equipment (c)	(82.3)	(84.4)
Exploration costs (e)	(13.7)	(13.4)
Stripping costs (j)	(56.0)	(47.1)
Pension and other post-retirement benefits (f)	(175.6)	(180.9)
Margin deposits associated with derivative instruments (h)	(169.8)	(108.9)
Investment in equity investees (b)	(4.6)	(4.0)
Income tax asset related to uncertain income tax positions (m)	62.2	33.7
Goodwill (c)	(46.7)	(46.7)

Total assets — US GAAP	$13,115.8	$12,468.8

	March 31,	December 31,
	2010	2009(1)

Total shareholders’ equity as reported — Canadian GAAP	$6,952.3	$6,439.8
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income
Income taxes related to uncertain income tax positions (m)	(1.2)	(1.2)
Pension and other post-retirement benefits (f)	(225.8)	(229.7)
Share of accumulated other comprehensive income of equity investees (b)	(1.6)	(1.9)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Foreign currency translation adjustment (g)	20.9	20.9
Provision for asset impairment (c)	(218.0)	(218.0)
Inventory valuation (a)	(1.7)	(1.7)
Depreciation and amortization (d)	89.0	86.9
Exploration costs (e)	(13.7)	(13.4)
Stripping costs (j)	(56.0)	(47.1)
Stock-based compensation (i)	0.5	2.4
Share of other comprehensive income of equity investees (b)	(0.5)	0.1
Deferred income taxes relating to the above adjustments (k)	42.0	39.2
Income taxes related to US GAAP effective income tax rate (k, m)	(64.1)	(60.2)
Income taxes related to uncertain income tax positions (m)	116.8	89.8

Shareholders’ equity — US GAAP	$6,618.0	$6,085.0

(1)	Corrected as described in Note 17

Supplemental US GAAP Disclosures

Disclosures About Derivative Instruments and Hedging Activities

Fair Values of Derivative Instruments in the Consolidated Statements of Financial Position

		March 31,	December 31,
Derivative instrument assets (liabilities)(1)	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments
Natural gas hedging derivatives	Prepaid expenses and other current assets	$0.1	$0.5
Natural gas hedging derivatives	Other assets	-	3.2
Natural gas hedging derivatives	Current portion of derivative instrument liabilities	(83.6)	(51.5)
Natural gas hedging derivatives	Derivative instrument liabilities	(159.7)	(123.2)

Total derivatives designated as hedging instruments		(243.2)	(171.0)

Derivatives not designated as hedging instruments
Foreign currency derivatives	Prepaid expenses and other current assets	5.8	5.3
Foreign currency derivatives	Current portion of derivative instrument liabilities	(3.0)	(0.3)

Total derivatives not designated as hedging instruments		$2.8	$5.0

(1)	All fair value amounts are gross and exclude netted cash collateral balances

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended March 31

Amount of Loss
Recognized in
				Amount of Loss			Income
				Reclassified from		Location of Loss	(Ineffective
				Accumulated		Recognized in	Portion and
	Amount of Loss		Location of Loss	OCI		Income (Ineffective	Amount
	Recognized		Reclassified	into Income		Portion and Amount	Excluded from
	in OCI		from Accumulated	(Effective		Excluded from	Effectiveness
Derivatives in Cash	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Testing)
Flow Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

Natural gas hedging derivatives	$(85.4)	$(72.5)	Cost of goods sold	$(14.5)	$(13.7)	Cost of goods sold	$-	$(0.2)

		Amount of (Loss)
		Gain Recognized
Derivatives Not Designated		in Income
as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2010	2009

Foreign currency derivatives	Foreign exchange loss	$(1.5)	$(3.6)
Natural gas derivatives	Cost of goods sold	(0.1)	0.5

Uncertainty in Income Taxes

Unrecognized tax benefits decreased $20.7 million during the first three months of 2010. It is reasonably possible that a reduction in a range of $5.0 million to $6.0 million of unrecognized income tax benefits may occur within 12 months as a result of projected resolutions of worldwide income tax disputes.

Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued a revised accounting standard to improve financial reporting by enterprises involved with variable interest entities. The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (i) the obligation to absorb losses of the entity; or (ii) the right to receive benefits from the entity. The implementation of this guidance prospectively effective January 1, 2010 did not have a material impact on the company’s consolidated financial statements.

Fair Value Disclosures

In January 2010, the FASB issued a new accounting standard aimed at improving disclosures about fair value measurements. As of January 1, 2010, the company will be required to disclose information on significant transfers in and out of Levels 1 and 2 and the reasons for those transfers. The implementation of this guidance did not have a material impact on the company’s consolidated financial statements. Additional disclosures related to details of activity in Level 3 will be required effective January 1, 2011. The company is currently reviewing the impact, if any, on its consolidated financial statements.

17.	Comparative Figures

During the quarter, prior period non-cash errors were identified pertaining to the computation of asset retirement obligations for the phosphate segment, specifically relating to mine reclamation capping costs. The impact of the errors on annual financial statement components, as originally stated and as corrected, is as follows:

	2006			2007			2008			2009
	As			As			As			As
	Previously		As	Previously		As	Previously		As	Previously		As
	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected

Consolidated Statements of Financial Position and Accumulated Other Comprehensive Income and Retained Earnings (as applicable)
At December 31:
Payables and accrued charges	545.2	-	545.2	911.7	-	911.7	1,183.6	7.6	1,191.4	779.3	17.5	796.8
Accrued environmental costs and asset retirement obligations	110.3	40.7	151.0	121.0	39.8	160.8	133.4	78.8	212.0	134.8	80.3	215.1
Future income tax liability	632.1	(15.8)	616.3	988.1	(15.3)	972.8	794.2	(32.6)	761.6	999.3	(36.9)	962.4
Retained earnings	1,286.4	(24.9)	1,261.5	2,279.6	(24.5)	2,255.1	2,402.3	(53.8)	2,348.5	3,272.1	(60.9)	3,211.2
Accumulated other comprehensive income and retained earnings	n/a	n/a	n/a	4,458.5	(24.5)	4,434.0	3,060.2	(53.8)	3,006.4	4,920.9	(60.9)	4,860.0
Consolidated Statements of Operations and Retained Earnings and Comprehensive Income (as applicable)
For the Year Ended December 31:
Cost of goods sold	2,374.8	40.7	2,415.5	2,882.8	(0.9)	2,881.9	4,081.8	46.6	4,128.4	2,631.6	11.4	2,643.0
Income taxes	158.1	(15.8)	142.3	416.2	0.5	416.7	1,077.1	(17.3)	1,059.8	83.5	(4.3)	79.2
Net income	631.8	(24.9)	606.9	1,103.6	0.4	1,104.0	3,495.2	(29.3)	3,465.9	987.8	(7.1)	980.7
Net income per share — basic	2.03	(0.08)	1.95	3.50	-	3.50	11.37	(0.10)	11.27	3.34	(0.02)	3.32
Net income per share — diluted	1.98	(0.08)	1.90	3.40	-	3.40	11.01	(0.09)	10.92	3.25	(0.02)	3.23
Comprehensive income	n/a	n/a	n/a	2,413.5	0.4	2,413.9	1,974.2	(29.3)	1,944.9	1,978.7	(7.1)	1,971.6
Consolidated Statements of Cash Flow
For the Year Ended December 31:
Net income	631.8	(24.9)	606.9	1,103.6	0.4	1,104.0	3,495.2	(29.3)	3,465.9	987.8	(7.1)	980.7
Provision for future income tax	50.0	(15.8)	34.2	119.6	0.5	120.1	82.2	(17.3)	64.9	203.2	(4.3)	198.9
Other long-term liabilities	13.4	40.7	54.1	(57.9)	(0.9)	(58.8)	2.3	46.6	48.9	(8.0)	11.4	3.4
Cash provided by operating activities	696.8	-	696.8	1,688.9	-	1,688.9	3,013.2	-	3,013.2	923.9	-	923.9

n/a = not applicable since the company did not begin to report accumulated other comprehensive income and comprehensive income for Canadian GAAP purposes until 2007

The adjustments are not material to the periods to which they relate. However, as correcting the errors in the current quarter would have materially distorted net income for the quarter, the company has corrected them by revising the impacted balances in the relevant periods, with an adjustment to the opening balance recorded to opening retained earnings in the first period presented. The impact on the comparative figures presented in the condensed consolidated statements of financial position at December 31, 2009 was as described above. The impact on the comparative figures presented in the company’s condensed consolidated statements for the three months ended March 31, 2009 was as follows:

•	statements of operations and retained earnings: increase cost of goods sold by $1.5, reduce income tax expense by $0.6, reduce opening retained earnings by $53.8; there was no impact on basic earnings per share while diluted earnings per share was reduced $0.01

•	statements of cash flow: reduce net income by $0.9, increase adjustments to reconcile net income to cash provided by operating activities through reduction in recovery of future income tax of $0.6 and increase in other long-term liabilities of $1.5; there was no net impact on cash flow for the period

•	statements of comprehensive income: reduce net income and comprehensive income by $0.9.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of May 7, 2010. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews, and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

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

As we plan our future, we carefully weigh our choices for our cash flow. We base all investment decisions on cash flow return materially exceeding cost of capital, evaluating the best return on any investment that matches our Potash First strategy. Most of our recent capital expenditures have gone to investments in our own potash capacity, and we look to increase our existing offshore potash investments and seek other merger and acquisition opportunities in this nutrient. We also consider share repurchases and increased dividends as ways to maximize shareholder value over the long term.

KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO GOALS

Each year we set targets to advance our long-term goals and drive results. Our long-term goals and 2010 targets are set out on pages 39 to 43 of our 2009 financial review annual report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2010 Annual Target	to March 31, 2010
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.	Total site severity injury rate was 53 percent below the 2008 annual level for the first three months of 2010. The total site severity injury rate was 16 percent below the 2008 annual level for the first three months of 2009 and 25 percent below the 2008 annual level by the end of 2009.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 30 percent from 2009 levels.	Reportable release rate on an annualized basis declined 33 percent, annualized permit excursions were up 14 percent and annualized spills were up 33 percent during the first three months of 2010 compared to 2009 annual levels. Compared to the first three months of 2009, permit excursions were up 100 percent and spills were up 50 percent. We had one reportable release in 2010 and none in 2009.

Maximize long-term shareholder value.	Exceed total shareholder return for our sector and companies on the DAXglobal Agribusiness Index for 2010.	PotashCorp’s total shareholder return was 10 percent in the first three months of 2010 compared to our sector weighted average return (based on market capitalization) of 4 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 3 percent.

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully together with our 2009 financial review annual report.

Earnings Guidance — First Quarter 2010

	Initial Company Guidance	Actual Results

Earnings per share	$0.70 - $1.00	$1.47
Effective tax rate, including discrete items	24% - 26%	29%

Overview of Actual Results

Operations

	Three Months Ended March 31

				%
Dollars (millions) — except per-share amounts	2010	2009	Change	Change

Sales	$1,713.6	$922.5	$791.1	86
Gross Margin	715.1	228.1	487.0	214
Operating Income	662.1	216.9	445.2	205
Net Income	449.2	307.4	141.8	46
Net Income Per Share — Diluted	1.47	1.01	0.46	46
Other Comprehensive Income	80.7	37.0	43.7	118

Earnings in the first quarter of 2010 were higher than the same period of 2009. Following an unprecedented decline in fertilizer demand in 2009, buyers returned to the market and purchased more of all three nutrients in the quarter, most notably potash. As a result, potash generated 72 percent of total first-quarter gross margin of $715.1 million, which was more than triple the $228.1 million in last year’s first quarter. Significantly improved demand resulted in record first-quarter potash gross margin of $516.4 million, more than triple the $166.6 million generated in the same period last year, when the economic downturn slowed potash movement around the world. First-quarter phosphate gross margin of $66.1 million far surpassed the $7.3 million generated in the first quarter of 2009, reflecting improved demand. Improved sales volumes and higher prices drove nitrogen gross margin to $132.6 million in first-quarter 2010, 145 percent higher than the $54.2 million earned in the same quarter last year.

Significant commitments by buyers in all major markets appeared to underpin customer confidence that potash prices had stabilized; the lack of such confidence being a major hurdle to purchases in 2009. After a late harvest and weather-constrained fall season, North American potash producers shipped record volumes to domestic customers during the first quarter of 2010, more than quadruple the total shipped in the same period last year and 34 percent above the five-year average (2004-2008) prior to the global economic downturn. Offshore shipments from North American producers improved significantly as buyers purchased nearly triple the total of last year’s first quarter. India settled quarterly and annual contracts with most major producers during the quarter. With supportive palm oil economics, Southeast Asia substantially increased purchasing activity. Volumes on annual contracts settled between China and other global producers began to move, while Canpotex Limited (“Canpotex”), the offshore marketing company for Saskatchewan potash producers, entered into a short-term contract for tonnes to China in the quarter. In Latin America, potash buyers displayed a stronger appetite in advance of its usual heavy buying season. By the end of first-quarter 2010, recovering demand drove potash inventories for North American producers almost 40 percent below 2009 year-end levels and more than 20 percent lower than the previous five-year average. However, given that world potash markets are in the early stages of recovery, North American price increases announced for March were just beginning to be realized by the end of the quarter, while increases announced for Latin America, which typically buys more heavily in the second half of the calendar year, had not yet been realized. In phosphate, strong North American demand, the escalation of prices for sulfur and ammonia and low producer inventories led to price increases, primarily for solid fertilizers. In nitrogen, the expectation of strong direct ammonia applications this spring and improved industrial demand moved shipments and prices higher as the quarter progressed. US producers benefited from a natural gas cost advantage over higher-cost export regions.

Other significant factors that also affected earnings in the first quarter of 2010 compared to the first quarter of 2009 were: (1) higher income taxes as a result of increased earnings and an income tax recovery in 2009 (internal restructuring and increase in permanent deductions) which did not recur in 2010, despite a lower tax rate on ordinary earnings; (2) foreign exchange losses in 2010 compared to gains in 2009 due primarily to a strengthening Canadian dollar in 2010 versus a weakening dollar in 2009; and (3) lower provincial mining and other taxes as a result of increased deductions for expenditures on our potash expansion projects applied to lower expected annual potash earnings (as compared to that expected at the end of the first quarter of 2009). Other comprehensive income increased mainly due to the fair value of our investment in Sinofert Holdings Limited (“Sinofert”) increasing in 2010 compared to decreasing in 2009 and the fair value of our investment in Israel Chemicals Ltd. (“ICL”) increasing in 2010 although not as much as in 2009.

Balance Sheet

Changes in Balances — December 31, 2009 to March 31, 2010 (in $ millions)

Investments increased mainly due to the purchase of additional shares in ICL and the fair value of our investments in both ICL and Sinofert increasing. Additions to property, plant and equipment related primarily (83 percent) to our previously announced potash capacity expansions and other potash projects. The decrease in receivables was due to the collection of provincial mining and other taxes receivable that were outstanding at December 31, 2009, more than offsetting increased trade receivables resulting from higher sales. Potash finished goods inventory decreased due to sales exceeding production. The decrease in potash inventories was partially offset by an increase in phosphate inventory (due to higher input costs) and nitrogen inventory (due to higher production volumes). Cash used to purchase property, plant and equipment and shares in ICL exceeded cash provided by operating and financing activities, while our cash provided by financing activities was relatively flat, resulting in a decrease in cash and cash equivalents.

Current portion of long-term debt increased as a result of draws on our credit facilities during the first quarter of 2010 (which were classified as current due to the company’s intention to repay in the next 12 months), the proceeds of which were used to repay commercial paper and for general corporate purposes. Payables and accrued charges increased as a result of increases in: accrued charges for power, gas and sulfur (corresponding to higher production rates), interest payable (timing of interest payments), accrued potash resource surcharge (higher potash revenues) and taxes payable (higher annual earnings anticipated); partially offset by decreased trade payables (timing of payments). Other liabilities increased mainly as a result of the value of our natural gas derivatives decreasing due to falling natural gas prices. In March 2010, the US government enacted new health care reforms that reduced our future income tax assets (resulting in a net increase to the future income tax liability) by $6.3 million.

Significant changes in equity were primarily the result of net income and other comprehensive income earned during the first three months of 2010, which is described above.

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

Potash

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$892.2	$269.2	231
Freight	67.3	6.7	904
Transportation and distribution	28.6	3.6	694

Net sales	$796.3	$258.9	208

Manufactured product
Net sales
North American	$449.8	$85.4	427	1,266	133	852	$355.19	$639.91	(44)
Offshore	341.9	168.0	104	1,198	341	251	$285.48	$493.03	(42)

	791.7	253.4	212	2,464	474	420	$321.31	$534.35	(40)
Cost of goods sold	273.4	88.5	209				$110.96	$186.46	(40)

Gross margin	518.3	164.9	214				$210.35	$347.89	(40)

Other miscellaneous and purchased product
Net sales	4.6	5.5	(16)
Cost of goods sold	6.5	3.8	71

Gross margin	(1.9)	1.7	n/m

Gross Margin	$516.4	$166.6	210				$209.58	$351.48	(40)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

Potash gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2010 vs. 2009
		Change in
		Prices/Costs
	Change in		Cost of
	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
North American	$602.1	$(360.5)	$25.2	$266.8
Offshore	352.7	(248.6)	(17.5)	86.6
Change in market mix	(69.6)	84.2	(14.6)	-

Total manufactured product	$885.2	$(524.9)	$(6.9)	$353.4
Other miscellaneous and purchased product				(3.6)

Total				$349.8

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â The lower average realized price for the quarter reflected new pricing levels established in major markets following the unprecedented decline in potash demand in 2009.
 • Canpotex reached an agreement with major customers in China, in respect of Q1 shipments, and India, in respect of Q2 shipments for short-term contracts priced on a spot basis.
á North American customers prefer premium priced granular product over standard product more typically consumed offshore.

á Supportive crop margins — the result of improving commodity prices and lower input costs — appeared to refocus farmers and fertilizer dealers on the need to address potash nutrient shortfalls in the soils and the distribution chain created by approximately 18 months of limited fertilizer purchasing. This was most apparent in North America, with record volumes shipped to customers. Buyers continued to purchase just-in-time, indicating that shipments were intended for consumption rather than inventory restocking.
á Offshore sales rebounded strongly, primarily on the strength of demand in Asia (excluding China and India). Canpotex shipments to these regions climbed, owing to strong commodity prices and higher demand for both potash and blended fertilizers. Latin American imports improved due to low customer potash inventory positions, stronger grain prices, and renewed farmer/dealer confidence. While shipments to China rose, fertilizer consumption there has been tempered by delays to the spring planting season due to cold weather in the North and severe drought in the South.

â Personnel costs higher due to higher staff levels (anticipating the ramp up to expansion levels) and higher wages (wages were lower in 2009 as new contracts at Lanigan and Rocanville were not ratified until second quarter and third quarter 2009, respectively).
â Increased maintenance costs with higher production levels.
á Lower brine inflow management costs due to stable brine inflow rate and operational pipeline at New Brunswick (last year brine inflow was transported solely by trucks).
á Royalty costs lower due to lower average North American list prices per tonne.
â The Canadian dollar strengthened relative to the US dollar.
 •  North American cost of goods sold variance was positive as our lowest cost mine, Rocanville, comprised a larger proportion of production while offshore cost of goods sold variance was negative due to more of that product coming from our other mines.

The change in market mix produced an unfavorable variance of $69.6 million related to sales volumes and a favorable variance of $84.2 million in sales prices due to the majority of this quarter’s sales being higher-priced

 (1) Direction of arrows refer to impact on gross margin while the • symbol signifies a neutral impact granular product being sold in North America whereas last year more lower-priced standard product was sold offshore.

Canpotex sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended March 31

				%
	2010	2009	Change	Change

Asia (excluding China and India)	51	39	12	31
Latin America	19	-	19	n/m
China	16	20	(4)	(20)
India	7	33	(26)	(79)
Oceania, Europe and other	7	8	(1)	(13)

	100	100

n/m — not meaningful

Phosphate

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$401.3	$329.9	22
Freight	25.6	18.2	41
Transportation and distribution	9.8	8.4	17

Net sales	$365.9	$303.3	21

Manufactured product
Net sales
Fertilizer — liquids	$81.3	$44.1	84	248	96	158	$327.87	$457.62	(28)
Fertilizer — solids	125.4	92.6	35	293	270	9	$428.30	$342.75	25
Feed	71.2	68.5	4	167	114	46	$426.22	$603.39	(29)
Industrial	82.0	94.6	(13)	152	116	31	$540.11	$817.50	(34)

	359.9	299.8	20	860	596	44	$418.67	$503.25	(17)
Cost of goods sold	297.5	294.0	1				$346.11	$493.52	(30)

Gross margin	62.4	5.8	976				$72.56	$9.73	646

Other miscellaneous and purchased product
Net sales	6.0	3.5	71
Cost of goods sold	2.3	2.0	15

Gross margin	3.7	1.5	147

Gross Margin	$66.1	$7.3	805				$76.86	$12.25	528

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Phosphate gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2010 vs. 2009
		Change in
		Prices/Costs
	Change in Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$22.5	$(32.2)	$17.9	$8.2
Fertilizer — solids	(10.1)	25.1	41.3	56.3
Feed	16.7	(29.6)	28.6	15.7
Industrial	20.5	(42.1)	(1.7)	(23.3)
Change in market mix	(6.4)	6.1	-	(0.3)

Total manufactured product	$43.2	$(72.7)	$86.1	$56.6
Other miscellaneous and purchased product				2.2

Total				$58.8

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Prices for liquid fertilizers and feed phosphate products, which are typically set on a short-term contract basis and therefore temporarily lag current market prices, were down. Similarly, certain industrial products are priced on a cost plus or market-index scale and trail market conditions, which resulted in a decline from last year’s first quarter. Prices remained stable throughout first-quarter 2010.
á Solid fertilizer prices were up, a reflection of tightening supply / demand fundamentals (resulting from nutrient application rates returning to levels approximating historical averages) and the escalation of costs for sulfur and ammonia inputs.

á Sales increased due to favorable commodity prices, low inventories throughout the supply chain, improved buyer sentiment and limited perceived pricing risk.
á North American liquid fertilizer volumes increased substantially in anticipation of potential record combined US corn and soybean planting. Offshore liquid fertilizer shipments rose significantly in response to improved demand from India.
á Demand for feed products improved due to better economics in the beef, pork and poultry industries.
á Industrial sales volumes increased due to an improvement in demand for purified phosphoric acid used in downstream food and other commercial markets.
â Although sales volumes increased, solid fertilizers had a negative volume variance due to higher cost inventory being sold.

á Significantly lower sulfur costs (69 percent) and lower ammonia costs (6 percent) were offset in part by increased costs of mining phosphate rock (due to drag-line moves and distance from the mills).
â Industrial price variance negative due to higher rock costs at Geismar (demurrage charges incurred due to weather delays at rock shipping points which also resulted in production delays).

 (1) Direction of arrows refer to impact on gross margin

Nitrogen

	Three Months Ended March 31

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$420.1	$323.4	30
Freight	12.3	12.7	(3)
Transportation and distribution	11.5	15.0	(23)

Net sales	$396.3	$295.7	34

Manufactured product
Net sales
Ammonia	$147.4	$90.9	62	430	479	(10)	$343.30	$189.74	81
Urea	120.8	121.6	(1)	344	395	(13)	$351.28	$308.10	14
Nitrogen solutions/Nitric acid/Ammonium nitrate	98.6	73.0	35	548	386	42	$179.90	$189.29	(5)

	366.8	285.5	28	1,322	1,260	5	$277.60	$226.69	22
Cost of goods sold	241.2	236.6	2				$182.59	$187.88	(3)

Gross margin	125.6	48.9	157				$95.01	$38.81	145

Other miscellaneous and purchased product
Net sales	29.5	10.2	189
Cost of goods sold	22.5	4.9	359

Gross margin	7.0	5.3	32

Gross Margin	$132.6	$54.2	145				$100.30	$43.02	133

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Nitrogen gross margin variance attributable to:

	Three Months Ended March 31
Dollars (millions)	2010 vs. 2009
		Change in
		Prices/Costs
	Change in Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Ammonia	$(2.9)	$66.0	$(16.8)	$46.3
Urea	(7.5)	14.8	7.0	14.3
Solutions, NA, AN	11.9	(5.1)	10.5	17.3
Hedge	-	-	(1.2)	(1.2)
Change in market mix	8.4	(8.4)	-	-

Total manufactured product	$9.9	$67.3	$(0.5)	$76.7
Other miscellaneous and purchased product				1.7

Total				$78.4

	Three Months Ended March 31

	Sales Tonnes (thousands)		Price per Tonne

	2010	2009	2010	2009

Fertilizer	498	580	$259.39	$248.72
Feed	8	9	$418.70	$425.21
Industrial	816	671	$287.36	$205.04

	1,322	1,260	$277.60	$226.69

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Recovering demand for industrial products and strong fertilizer movement in advance of the US spring planting season resulted in average ammonia prices up from the first quarter of 2009. Prices for urea similarly rose against a backdrop of higher natural gas prices and increased downstream industrial demand for resins, adhesives, etc.
â Nitrogen solutions contracted slightly due to the rescheduling of certain 2009 priced shipping commitments to 2010.

â Ammonia volumes declined due to higher internal consumption which resulted in fewer tonnes being available for external sales.
â Urea volumes dropped due to fewer shipments to offshore markets.
á Nitrogen solutions volumes increased due to strong customer demand caused by comparatively-favorable spring planting conditions.
á Nitric acid volumes increased substantially, largely as a result of strengthened industrial demand associated with a recovering economy.
â Ammonium nitrate sales volumes declined due to weak commercial explosives demand in the coal and metal mining markets.

â Average natural gas costs in production, including hedge, increased 34 percent. Natural gas costs in Trinidad production increased 87 percent (contract price indexed, in part, to ammonia prices) while our US spot costs for natural gas in production increased 15 percent.
â Reversals of writedowns were minimal in 2010 compared to the prior year which were due to significant writedowns in 2008 being recovered in 2009.
á Reliability of all nitrogen plants improved in 2010 while turnaround costs were significantly higher in 2009 and a fire occurred at one of our Trinidad ammonia plants last year, impacting the cost variance in ammonia which was unfavorable compared to favorable for the other products.

Expenses and Other Income

	Three Months Ended March 31

Dollars (millions)	2010	2009	Change	% Change

Selling and administrative	$49.5	$43.4	$6.1	14
Provincial mining and other taxes	22.5	33.0	(10.5)	(32)
Foreign exchange loss (gain)	9.2	(30.2)	39.4	n/m
Other income	28.2	35.0	(6.8)	(19)
Interest expense	30.5	23.2	7.3	31
Income taxes	182.4	(113.7)	296.1	n/m

n/m = not meaningful

Selling and administrative expenses increased as accruals for our short-term incentive plan were higher compared to the first quarter of 2009 as a result of our financial performance being above budget.

Provincial mining and other taxes decreased due to a decline in our Saskatchewan Potash Production Tax, which is comprised of a base tax per tonne of product sold and an additional tax based on mine profits (which are reduced by potash capital expenditures). As a result of lower potash prices, significant potash capital expenditures in Saskatchewan (approximately $1.2 billion) and a large loss carryforward from 2009, profit tax is expected to be minimal for 2010. In the first quarter of 2009, we were still anticipating an amount to be owing for the 2009 year. Our resource surcharge increased as a result of an increase in potash revenue.

 (1) Direction of arrows refer to impact on gross margin

Foreign exchange losses in the first quarter of 2010 resulted from a strengthening Canadian dollar. In 2009, first quarter gains were due to a weakening Canadian dollar causing certain net monetary liabilities to be revalued lower in US dollars.

Other income decreased due to our share of earnings in APC and SQM being lower than last year due to decreased earnings in these companies primarily as a result of lower potash prices.

The interest expense category increased as a result of increased debt obligations (to help fund our potash expansion projects and for general corporate purposes) and higher average interest rates. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended March 31

				%
Dollars (millions) — except percentage amounts	2010	2009	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$3,523.9	$2,429.7	$1,094.2	45
Weighted average interest rate	5.4%	4.5%	0.9%	20
Short-term debt obligations
Weighted average outstanding	$613.9	$526.8	$87.1	17
Weighted average interest rate	0.5%	2.0%	(1.5)%	(75)

The interest rates on certain senior notes, which did not exist in the first quarter of 2009, were higher than the rates on borrowings under our credit facilities, which comprised a larger proportion of long-term debt obligations in 2009. Capitalized interest increased due to increased additions to property, plant and equipment. Rates on short-term debt obligations were higher in 2009 as a result of the global economic crisis, which reduced market liquidity and increased the cost of borrowings.

Income taxes changed from recovery to expense due to increased income before taxes. The effective tax rate including discrete items increased to 29 percent from negative 59 percent. The income tax expense for the first three months of 2010 was impacted by a current income tax expense to adjust a 2009 income tax provision to the income tax return filed this quarter ($18.2 million) and a future income tax expense as a result of US legislative changes to Medicare Part D adopted during the quarter ($6.3 million). In 2009, an internal restructuring (tax rate reduction provided a non-cash future income tax recovery of $119.2 million) and an increase in permanent deductions in the US from prior years ($47.6 million current income tax recovery) resulted in the negative effective tax rate. Excluding discrete items, for the first three months of 2010, 85 percent of the effective tax rate pertained to current income taxes and 15 percent related to future income taxes. In 2009, the current income tax expense was 95 percent largely due to higher anticipated earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our contractual obligations and other commitments detailed on pages 56 and 57 of our 2009 financial review annual report summarizes our short- and long-term liquidity and capital resource requirements but excludes obligations with original maturities of less than one year and planned capital expenditures. Significant changes from December 31, 2009 include:

Contractual Obligations and Other Commitments

Our operating leases, purchase commitments, other commitments and other long-term liabilities are summarized on page 56 of our 2009 financial review annual report. Significant changes from December 31, 2009 include draws on our credit facilities and commitments related primarily to our potash capital expansion projects, which would have the following effect:

	March 31, 2010
		Changes to Payments Due By Period

Dollars (millions)	Total	Within 1 Year		1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt obligations	$250.0	$250.0	(1)	$-	$-	$-
Capital commitments	474.6	201.5		249.2	23.9	-

Total	$724.6	$451.5		$249.2	$23.9	$-

(1)	Amounts outstanding under the long-term credit facilities were classified as current.

Capital Expenditures

Page 20 of our 2009 financial review annual report outlines key construction projects and their expected cost and capacity expansion/debottlenecking. During 2010, we expect to incur capital expenditures, including capitalized interest, of approximately $1,660 million for opportunity capital, approximately $310 million to sustain operations at existing levels and approximately $40 million for site improvements.

The most significant potash projects on which funds are expected to be spent in 2010, excluding capitalized interest, are outlined in the table below:

				Expected Completion(1)	Forecasted
CDN Dollars (millions)	2010 Forecast	Total Forecast	Started	(Description)	Remaining Spending

Allan, Saskatchewan	$191	$550	2008	2012 (general expansion)	$450
Cory I, Saskatchewan	$462	$1,435	2007	2010 (red potash mill)	$430
Cory II, Saskatchewan(2)			2008	2012 (general expansion)
Picadilly, New Brunswick	$500	$1,660	2007	2012 (mine shaft and mill)	$960
Rocanville, Saskatchewan	$390	$2,800	2008	2013 (mine shaft and mill)	$2,310

(1)	Excludes ramp up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

(2)	2010 forecast, total forecast and forecasted remaining spending included in Cory I

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended March 31

				%
Dollars (millions)	2010	2009	Change	Change

Cash provided by operating activities	$788.5	$98.7	$689.8	699
Cash used in investing activities	(890.6)	(377.0)	(513.6)	136
Cash provided by financing activities	15.5	256.6	(241.1)	(94)

The following table presents summarized working capital information as at March 31, 2010 compared to December 31, 2009:

				%
Dollars (millions) — except ratio amounts	March 31, 2010	December 31, 2009	Change	Change

Current assets	$2,062.5	$2,271.7	$(209.2)	(9)
Current liabilities	$(1,674.4)	$(1,577.4)	$97.0	6
Working capital	$388.1	$694.3	$(306.2)	(44)
Current ratio	1.23	1.44	(0.21)	(15)

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

Cash provided by operating activities increased quarter over quarter due to an increase in net income, an increase in the non-cash provision for future income tax (recovery in 2009) and an increase in non-cash operating working capital changes. Increases in non-cash operating working capital were primarily the result of increased payables (decreased in first-quarter 2009) offset, in part, by receivables decreasing less in 2010 than in 2009.

Cash used in investing activities increased due to the purchase of additional shares in ICL (none in 2009) and additions to property, plant and equipment. Approximately 83 percent (2009 — 69 percent) of our expenditures on property, plant and equipment for the first quarter related to the potash segment.

Cash provided by financing activities was the result of borrowings under our credit facilities exceeding repayments on those facilities (borrowings under long-term credit facilities were used to repay short-term credit facilities in 2009) and repayments of commercial paper (proceeds were taken during the global economic crisis in 2009).

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources, if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Principal Debt Instruments

	March 31, 2010

	Total	Amount Outstanding
Dollars (millions)	Amount	and Committed	Amount Available

Credit facilities(1)	$3,250.0	$757.7	$2,492.3
Line of credit	75.0	32.1 (2)	42.9

(1)	The amount available under the $750.0 million commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $507.7 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We pay floating rates of interest on our short-term debt and credit facilities and fixed rates on our senior notes. As of March 31, 2010, interest rates ranged from 0.35 percent to 0.44 percent on outstanding commercial paper denominated in Canadian dollars and 0.33 percent to 0.42 percent on outstanding commercial paper denominated in US dollars. Interest rates on borrowings under the credit facilities ranged from 0.60 percent to 3.75 percent on LIBOR rate loans.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $2,500.0 million and $750.0 million credit facilities mature December 11, 2012 and May 31, 2013, respectively. We also have a $75.0 million short-term line of credit that is available through June 2010. Outstanding letters of credit and direct borrowings reduce the amount available. The line of credit and credit facilities have financial tests and other covenants (described in note 11 to our 2009 annual consolidated financial statements) that if not complied with could result in accelerated repayments and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all such covenants as at March 31, 2010.

Commercial paper is normally a source of same day cash for the company. Access to this source of short-term financing depends primarily on maintaining our R1 low credit rating by DBRS and conditions in the money markets. The interest rates at which we issue long-term debt are partly based on the quality of our credit ratings, which are all investment grade.

Our $3,350.0 million of senior notes were issued under US shelf registration statements. Moody’s rated our total long-term debt Baa1 with a stable outlook while Standard & Poor’s rated our long-term debt A- with a negative outlook. Both ratings were unchanged during the quarter.

For the first three months of 2010, our weighted average cost of capital was 10.6 percent (2009 — 9.6 percent), of which 90 percent represented equity (2009 — 89 percent).

Outstanding Share Data

We had 296,287,750 common shares issued and outstanding at March 31, 2010 compared to 295,975,550 common shares issued and outstanding at December 31, 2009. During the first quarter of 2010, the company issued 312,200 common shares pursuant to the exercise of stock options and our dividend reinvestment plan. At March 31, 2010, there were 12,409,632 options to purchase common shares outstanding under the company’s seven stock option plans, as compared to 12,709,425 at December 31, 2009.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under Canadian GAAP, are either not recorded on our Consolidated Statements of Financial Position or are recorded on our Consolidated Statements of Financial Position in amounts that differ from the full contract amounts. Principal off-balance sheet activities include issuance of guarantee contracts, certain derivative instruments and long-term fixed price contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 15 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to our guarantees. Refer to page 60 of our 2009 financial review annual report for information on our derivative instruments. See “Cash Requirements” above and our 2009 financial review annual report for obligations related to certain of our long-term raw materials agreements which contain fixed price components.

QUARTERLY FINANCIAL HIGHLIGHTS

Note 17 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q outlines prior period non-cash errors discovered in our calculation of phosphate asset retirement obligations, specifically relating to mine reclamation capping costs. Although immaterial to the periods to which they relate, correcting the errors in the current quarter would have materially distorted net income for the first three months of 2010 and as a result the company has corrected them by revising the impacted balances in the relevant periods, with the opening adjustments recorded to opening retained earnings in the first period affected.

Dollars (millions) —	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
except per-share amounts	2010	2009	2009	2009	2009	2008	2008	2008

Sales	$1,713.6	$1,099.1	$1,099.1	$856.0	$922.5	$1,870.6	$3,064.3	$2,621.0

Gross margin	715.1	272.7	344.7	169.1	228.1	828.1	1,740.4	1,436.7

Net income	449.2	239.2	247.9	186.2	307.4	759.8	1,235.7	904.7

Net income per share — basic	1.52	0.81	0.84	0.63	1.04	2.53	4.06	2.91

Net income per share — diluted	1.47	0.79	0.82	0.61	1.01	2.47	3.93	2.82

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2010 were $268.2 million (2009 — $159.3 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2009 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first three months of 2010.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and our audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2010, and Notes 1 and 16 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

International Financial Reporting Standards

Of particular note is the area of International Financial Reporting Standards (“IFRSs”). Publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs for fiscal years beginning on or after January 1, 2011. In June 2008, the Canadian Securities Administrators (“CSA”) published a staff notice which stated that it is prepared to recommend exemptive relief on a case-by-case basis to permit a domestic Canadian issuer to prepare its financial statements in accordance with IFRSs for a financial period beginning before January 1, 2011. The US Securities and Exchange Commission (“SEC”) also allows foreign private issuers to use IFRSs, without reconciliation to US GAAP, provided that their foreign private issuer status in the US is maintained. Subject to the company maintaining its foreign private issuer status for the purposes of filing financial statements with the SEC, we may seek to adopt IFRSs in late 2010.

The company has established a project team that is led by finance management and includes representatives from various areas of the organization to plan for and achieve a smooth transition to IFRSs. An external resource has also been engaged to assist, under the direction of company management, with certain aspects of the project. The audit committee of the Board of Directors regularly receives progress reporting on the status of the IFRSs implementation project.

The implementation project consists of three primary phases: the scoping and diagnostic phase (high-level impact assessment to identify key areas); the impact analysis, evaluation and design phase (project teams to develop policy alternatives, draft financial statement content and determine changes to existing accounting policies, information systems and business processes); and the implementation and review phase (implement and approve changes to accounting policies, information systems, business processes, training programs, develop

IFRSs-compliant financial statements and obtain audit committee approval). The company completed the scoping and diagnostic phase in June 2008, and is now in either the impact analysis, evaluation and design phase or the implementation and review phase, depending on the area of IFRSs.

The following table summarizes the key elements of the company’s plan for transitioning to IFRSs and the progress made against each activity. There have been no significant changes to the status of these key elements from that disclosed in the company’s 2009 financial review annual report.

Key Activities	Milestones	Status
Accounting policies and procedures:
• Identify differences between IFRSs and the company’s existing policies and procedures
• Analyze and select ongoing policies where alternatives are permitted
• Analyze and determine which IFRS 1 exemptions will be taken on transition to IFRSs
• Revise accounting policy and procedures manuals
• Senior management approval and audit committee review of policy decisions by Q1 2010 • Revised accounting policy and procedures manuals in place by changeover date
• Certain major accounting policy decisions were preliminarily approved by senior management and reviewed by the audit committee of the Board of Directors in Q1 2010. Some accounting policy choices are still being analyzed and not all decisions have been made where accounting policy choices are available
• Revisions to accounting and procedures manuals are being drafted as work on each area of IFRSs progresses

Financial statement preparation:
• Prepare financial statements and note disclosures in compliance with IFRSs • Quantify the effects of converting to IFRSs • Prepare first-time adoption reconciliations required under IFRS 1
• Senior management approval and audit committee review of preliminary pro forma financial statements and disclosures by Q1 2010
• Senior management approval and audit committee review of full proforma financial statements prior to changeover

• Preliminary pro forma financial statements were reviewed by the audit committee in Q1 2010. Development of financial statement format is in progress
• Draft note disclosures have been prepared for most areas of IFRSs
• Effects of the conversion are being quantified as work on each area of IFRSs progresses — see summaries of estimated adjustments at the end of this section

Training and communication:
• Provide topic-specific training to key employees involved with implementation
• Develop awareness of the likely impacts of the transition throughout the company
• Provide company-specific training on revised policies and procedures to affected personnel
• Provide timely communication of the impacts of converting to IFRSs to our external stakeholders

• Training for IFRSs work stream members provided as work on each IFRSs topic commences
• Company-specific detailed training implemented prior to changeover date
• Impacts of converting to IFRSs communicated prior to changeover

• Key employees involved with implementation have completed or are in the process of completing topic-specific training
• Regular awareness presentations are provided at various forums to prepare personnel for the changeover
• A detailed training plan has been developed and approved. Training will be conducted using a three-tiered approach with more detailed training provided for practitioners and higher-level training provided for other personnel. Detailed training is planned to be completed by the end of Q3 2010
• Communication to external stakeholders has been ongoing through our MD&A disclosures. Further refinement of expected impacts of the IFRSs conversion will occur in each period up to adoption of IFRSs

Key Activities	Milestones	Status
Business impacts:
• Identify impacts of conversion on contracts including financial covenants and compensation arrangements • Identify impacts of conversion on taxation	• Impacts on contracts identified by Q4 2009 • Taxation impacts identified by Q1 2010
• Identification of impacts on contracts is complete. Adoption of IFRSs is not expected to have any material impact on the company’s contracts
• Income tax accounting impacts have been identified, however quantification of all differences has not yet been finalized. Impacts of the IFRSs conversion on the company’s tax compliance processes are still being assessed

IT systems:
• Identify changes required to IT systems and implement solutions
• Determine and implement solution for capturing financial information under Canadian GAAP, US GAAP and IFRSs during the year of transition to IFRSs (for comparative information)
• Necessary changes to IT systems implemented by changeover date • Solution for capturing financial information under multiple sets of GAAP implemented by 2009
• Required changes to IT systems have been identified and are being addressed in conjunction with an upgrade to the company’s financial information system
• IFRSs record-keeping has been implemented within the company’s financial information system to enable the capturing of financial information under multiple sets of accounting principles

Control environment:
• For all changes to policies and procedures identified, assess effectiveness of internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DC&P”) and implement any necessary changes
• Design and implement internal controls over the IFRSs changeover process
• Sign-off by internal controls group on effectiveness of internal controls prior to changeover • Internal controls over IFRSs changeover process in place by 2009
• Assessments and sign-offs have been provided for completed work streams and will continue as the remaining work streams progress
• Specific controls have been established and documented in relation to the IFRSs changeover process

First-Time Adoption of IFRSs

Most adjustments required on transition to IFRSs will be made retrospectively against opening retained earnings as of the date of the first comparative balance sheet presented based on standards applicable at that time. “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”), provides entities adopting IFRSs for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRSs. The most significant IFRS 1 exemptions that are expected to apply to the company upon adoption are summarized on pages 67 and 68 of our 2009 financial review annual report.

Expected Areas of Significance

Many of the differences identified between IFRSs and Canadian GAAP have now been quantified. We have not yet prepared a full set of annual financial statements under IFRSs; therefore, amounts are unaudited. In some areas, the company is still quantifying the impacts of identified differences. In particular, quantification of IFRSs conversion implications is still underway in relation to income taxes, provisions and property, plant and equipment. These areas could result in material differences from Canadian GAAP. However, we do not expect the adoption of IFRSs to materially impact the underlying cash flows, profitability trends of our operating performance, debt covenants or compensation arrangements.

The key areas where we expect that accounting policies may differ and where accounting policy decisions are necessary that may impact the company’s consolidated financial statements were set out on pages 69 to 72 of our

2009 financial review annual report. In addition to those previously listed key differences, the following additional impacts have been identified in relation to income taxes and share-based payments.

Accounting Policy Area	Impact of Policy Adoption
Income Taxes	Difference from existing Canadian GAAP: IFRSs prohibit recognition of a deferred tax liability if it arises from the initial recognition of specified assets or liabilities in a transaction that is not a business combination and that does not affect either accounting or taxable income at the time. Certain deferred tax liabilities recorded under Canadian GAAP in relation to one of the company’s equity investments will need to be reversed. In addition, deferred tax assets relating to losses in one of the company’s foreign subsidiaries were recognized under Canadian GAAP as a reduction in the cost of the aforementioned equity investment. Under IFRSs, this amount is recognized in net income
Expected transition impact: 2009 net income will increase by $1 million. Shareholders’ equity will increase by $16 million in 2009 ($15 million in 2008)
Expected future impact: Adjustments relating to changes in the deferred tax liability which would have been recognized under Canadian GAAP will no longer be recognized under IFRSs

Share-Based Payments	Differences from existing Canadian GAAP: IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair values of the awards. Canadian GAAP requires that such payments be measured based on intrinsic values of the awards. This difference is expected to impact the accounting measurement of some of our cash-settled employee incentive plans, such as our performance unit incentive plan
Expected transition impact: 2009 net income will increase by $2 million. Shareholders’ equity will increase by $2 million in 2009 (2008 — $Nil)
Expected future impact: Any future significant difference between the fair value and intrinsic value of outstanding units under the company’s performance unit incentive plan will result in different measurements under IFRSs and Canadian GAAP in any particular year, however this will be a timing difference only. The total future compensation expense relating to these awards will be the same under IFRSs and Canadian GAAP over the duration of each incentive plan cycle

The summary of expected areas of significance on pages 69 to 72 of our financial review annual report (as updated above) should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, our assessment of the impacts of certain differences is still in process and not all decisions have been made where choices of accounting policies are available. Moreover, until our adoption date is finalized and we have prepared a full set of annual financial statements under IFRSs, we will not be able to determine or precisely quantify all of the impacts that will result from converting to IFRSs. The standard-setting bodies that promulgate Canadian GAAP and IFRSs have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. In particular, we expect that there may be additional new or revised IFRSs in relation to consolidation, liabilities, discontinued operations, financial instruments, employee benefits and joint ventures. We have processes in place to ensure that such potential changes are monitored and evaluated. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described are those existing based on Canadian GAAP and IFRSs as of May 7, 2010.

The following unaudited tables show the impacts of the differences between IFRSs and Canadian GAAP which have been identified to date, assuming IFRSs were adopted with a transition date (date of opening IFRSs balance sheet) of January 1, 2009 and the mandatory and optional exemptions and policy choices described on pages 67 to 72 of our 2009 financial review annual report were applied.

Estimated Adjustments to Net Income on Adoption of IFRSs

(Unaudited)
In millions of US dollars

For the Year Ended December 31	2009

Net Income Under Canadian GAAP	$987.8
IFRSs adjustments to net income (based on differences identified to date):
Policy choices
Employee benefits — Actuarial gains and losses	28.6
Provisions — Changes in decommissioning liabilities	TBD
Other
Employee benefits — Past service costs	17.3
Employee benefits — Canadian GAAP transition amounts	0.2
Borrowing costs	(8.4)
Hedge accounting	(1.5)
Impairment of assets	(1.0)
Share-based payments	2.4
Income taxes — Tax effect of above differences	(14.4)
Income tax related GAAP differences — Quantified differences	(125.1)
— Not yet quantified	TBD

Revised net income under IFRSs is not presented since assessment of differences has not been completed for all areas. The above adjustments assume a date of transition to IFRSs (date of opening statement of financial position) of January 1, 2009. If the company’s actual date of transition to IFRSs were to differ from this assumption, certain transitional adjustments would be re-measured.

TBD = To be determined.

Estimated Adjustments to Shareholders’ Equity on Adoption of IFRSs

	(Unaudited)
	In millions of US dollars

As at December 31	2009	2008

Shareholders’ Equity Under Canadian GAAP	$6,500.7	$4,588.9
IFRSs adjustments to shareholders’ equity (based on differences identified to date):
Policy choices
Employee benefits — Actuarial gains and losses	(364.7)	(369.3)
Provisions — Changes in decommissioning liabilities	TBD	TBD
Other
Employee benefits — Past service costs	14.2	(3.1)
Employee benefits — Canadian GAAP transition amounts	(2.6)	(2.8)
Borrowing costs	(14.8)	(6.4)
Hedge accounting	2.4	3.9
Impairment of assets	9.4	10.4
Share-based payments	2.4	-
Income taxes — Tax effect of above differences	130.2	136.3
Income tax related GAAP differences — Quantified differences	16.6	15.4
— Not yet quantified	TBD	TBD

Revised shareholders’ equity under IFRSs is not presented since assessment of differences has not been completed for all areas. The above adjustments assume a date of transition to IFRSs (date of opening statement of financial position) of January 1, 2009. If the company’s actual date of transition to IFRSs were to differ from this assumption, certain transitional adjustments would be re-measured.

TBD = To be determined.

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

The company’s Risk Management Process of identification, management, and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported quarterly to the audit committee. Detailed discussion of the PotashCorp Risk Management Process can be found on pages 45 and 46 of our 2009 financial review annual report as well as in our 2009 Annual Report on Form 10-K. Risk management discussions specific to potash, phosphate and nitrogen operations can be found on pages 21, 27 and 33, respectively, of the 2009 financial review annual report.

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

The risks of greatest potential impact to potash reported in the 2009 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers and undertaking sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan, Saskatchewan mitigation includes ground penetrating radar development and the installation of protective canopies on mining machines.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

OUTLOOK

We believe 2010 represents the transition to a new and necessary period of growth, and encouraging signs reinforce our view of strong fertilizer demand in the coming years. After an unprecedented decline in fertilizer applications in 2009, replenishment of soil nutrient levels — essential to protect global food production — is reemerging as a priority. Large, high-yield crops remove significant amounts of nutrients from the soil, which must be replaced in order to maintain production on existing land and achieve yield potential.

While bountiful harvests have increased global grain stocks-to-use ratios from record-low levels in 2007, meeting the world’s rising food requirements is expected to be an ongoing challenge and cannot be addressed in a single growing season. Food inflation concerns in developing countries are issues of national security, and governments are focusing their efforts on productivity, recognizing that balanced crop nutrition is an essential component in feeding their growing populations. India recently implemented a Nutrient Based Subsidy program to encourage farmers to improve fertility practices. In China, where crop prices are higher than in other parts of the world, the government is increasing its support for agronomy programs, including the increased use of soil testing, to improve farming practices and food production. The long-term trends of growth in global food consumption remain intact and are expected to support crop prices at levels well above historical norms, allowing farmers to generate solid economic returns. Rising livestock prices reflect early indications of a recovery in this sector, which will put additional pressure on grain supplies. These positive factors will help lay the groundwork for improved fertilization and increased food production.

We believe rising demand will require more of all three nutrients, and that potash holds the greatest potential in the years to come. Before the economic downturn, farmers in many countries were working to correct nutrient imbalances created by decades of under-application of potash. Over the past 18 months that imbalance became more pronounced as potash inventories — in the supply chain and in soils — were drawn down. With fertilizer buyers exhibiting greater confidence, stronger demand is taking hold. Producer inventories built during 2009 are being drawn down, and demand is absorbing more capacity. In this improving environment, we anticipate potash supply/demand fundamentals will continue to tighten, providing the potential for improved margins.

As demand growth returns to the historical trend line, we believe additional capacity will be necessary. PotashCorp’s current expansion projects represent the largest percentage of brownfield expansions underway around the world, giving us the potential to capture a larger percentage of this new demand.

While potash markets are working through this transition, we anticipate global shipments in 2010 will approximate 50 million tonnes. This is still below historical trend levels and is expected to only meet immediate consumption requirements. It does not address the eventual need to restock inventory levels as fertilizer distributors remain cautious about purchasing beyond their immediate needs.

In North America, good spring weather to date is enabling farmers to move rapidly forward with fertilizer applications and planting. We expect this, combined with the desire among most fertilizer distributors to end the spring season with empty bins, to result in second-quarter shipments above last year but below historical levels. However, expectations could be exceeded if farmers become more aggressive in their planting and fertilizer decisions or distributors begin to restock product. With limited inventory expected in the supply chain, we anticipate strong shipments in the second half will be required to meet typical fall application demands, pushing North American potash volumes for the calendar year to 8.5-9.5 million tonnes.

In Latin America, distributors ended 2009 with historically low fertilizer inventories, especially in potash. Given supportive crop economics and improved credit availability, we forecast demand to begin accelerating towards the end of the second quarter. We anticipate a rebound in demand for potash will push Latin American import volumes in 2010 to the range of 7.0-8.0 million tonnes.

India could reach near-record potash import levels (5.5-6.0 million tonnes) for the 2010 calendar year. While producers that settled annual contracts have committed to a significant portion of these tonnes, we anticipate India will require additional potash in the second half to meet its requirements. Canpotex will continue to ship product through the first half to fulfill its quarterly purchase agreement. China has been slower to respond, impacted by weak farmer engagement as a result of poor weather conditions in key growing regions. The majority of Canpotex’s first-quarter commitment to China has been shipped, but we anticipate additional tonnage will be required in the second half of the year. We expect China to consume 8.5-9.0 million tonnes of potash (KCl), bringing its imports to 4.5-5.0 million tonnes in 2010. In Asia (excluding China and India), strong demand is expected to bring 2010 imports to 5.5-6.0 million tonnes.

Based on these conditions, we estimate our 2010 potash segment gross margin will be within the range of $1.5-$1.8 billion and total sales between 7.4 million and 8.0 million tonnes. With operational capability of approximately 11.2 million tonnes in 2010, we will continue to follow our strategy of matching supply to market demand, and expect to implement production curtailments for inventory control purposes over the course of the year.

In phosphate, lower producer inventories and strong agricultural demand in North America, India and Latin America are expected to maintain a healthy market for the remainder of 2010. In feed, we announced a 10-percent price increase that we anticipate will be predominantly reflected in second-quarter realized prices. Improving demand for industrial nitrogen and strong spring ammonia applications are expected to support nitrogen prices.

In phosphate and nitrogen, we now expect to generate combined gross margin of approximately $500-$700 million in 2010.

Our 2010 annual effective tax rate including discrete items is now forecast between 25 percent and 27 percent.

Given these factors, PotashCorp now expects 2010 net income per share in the range of $4.50-$5.25 per diluted share, including $1.00-$1.30 in the second quarter.

Evaluations are ongoing as to the impact of new US health care legislation on the company, including any impact of potential additional taxes on our plans and changes to the plans that may result.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after March 31, 2010, are forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the recent global financial crisis and conditions and changes in credit markets; the results of sales contract negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2009 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2009 financial review annual report, pages 45 to 46, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 21, 27, and 33, respectively, of such report. A discussion of commodity risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk, including risk sensitivities, can be found in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of certain legal and environmental proceedings, see Note 14 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	6/30/2009

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	6/30/2009

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	6/30/2009

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

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

May 7, 2010

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

May 7, 2010

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	6/30/2009

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	6/30/2009

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	6/30/2009

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

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