Form 10-Q
period 2010-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2010-08-06
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As at July 31, 2010, Potash Corporation of Saskatchewan Inc. had 296,596,176 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009(1)

Assets
Current assets
Cash and cash equivalents	$366.7	$385.4
Receivables (Note 2)	787.4	1,137.9
Inventories (Note 3)	661.9	623.5
Prepaid expenses and other current assets	151.2	124.9

	1,967.2	2,271.7
Property, plant and equipment	7,139.8	6,413.3
Investments	3,481.3	3,760.3
Other assets	359.2	359.9
Intangible assets	19.3	20.0
Goodwill	97.0	97.0

	$13,063.8	$12,922.2

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$996.3	$728.8
Payables and accrued charges	959.4	796.8
Current portion of derivative instrument liabilities	79.4	51.8

	2,035.1	1,577.4
Long-term debt (Note 4)	2,720.6	3,319.3
Derivative instrument liabilities	165.2	123.2
Future income tax liability	1,009.1	962.4
Accrued pension and other post-retirement benefits	289.5	280.8
Accrued environmental costs and asset retirement obligations	269.9	215.1
Other non-current liabilities and deferred credits	5.1	4.2

	6,494.5	6,482.4

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity
Share capital	1,449.4	1,430.3
Unlimited authorization of common shares without par value; issued and outstanding 296,581,476 and 295,975,550 at June 30, 2010 and December 31, 2009, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	164.1	149.5
Accumulated other comprehensive income	882.7	1,648.8
Retained earnings	4,073.1	3,211.2

	6,569.3	6,439.8

	$13,063.8	$12,922.2

(1)	Corrected as described in Note 18.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009(1)	2010	2009(1)

Sales (Note 6)	$1,437.8	$856.0	$3,151.4	$1,778.5
Less: Freight	64.1	38.9	169.3	76.5
Transportation and distribution	35.0	37.7	84.9	64.7
Cost of goods sold	755.1	610.3	1,598.5	1,240.1

Gross Margin	583.6	169.1	1,298.7	397.2

Selling and administrative	45.0	53.4	94.5	96.8
Provincial mining and other taxes	17.2	(18.1)	39.7	14.9
Foreign exchange (gain) loss	(0.3)	37.9	8.9	7.7
Other income (Note 9)	(147.3)	(188.4)	(175.5)	(223.4)

	(85.4)	(115.2)	(32.4)	(104.0)

Operating Income	669.0	284.3	1,331.1	501.2
Interest Expense (Note 10)	22.7	26.5	53.2	49.7

Income Before Income Taxes	646.3	257.8	1,277.9	451.5
Income Taxes (Note 11)	174.3	71.6	356.7	(42.1)

Net Income	$472.0	$186.2	921.2	493.6

Retained Earnings, Beginning of Period			3,211.2	2,348.5
Dividends			(59.3)	(59.2)

Retained Earnings, End of Period			$4,073.1	$2,782.9

Net Income Per Share (Note 12)
Basic	$1.59	$0.63	$3.11	$1.67
Diluted	$1.55	$0.61	$3.02	$1.63

Dividends Per Share	$0.10	$0.10	$0.20	$0.20

(1)	Corrected as described in Note 18.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009(1)	2010	2009(1)

Operating Activities
Net income	$472.0	$186.2	$921.2	$493.6

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	99.9	70.1	201.0	144.1
Stock-based compensation	16.3	20.1	18.6	22.6
Loss (gain) on disposal of property, plant and equipment
and long-term investments	3.3	(114.4)	3.3	(113.9)
Foreign exchange on future income tax and miscellaneous items	-	11.7	2.1	(2.1)
Provision for (recovery of) future income tax	23.7	40.8	60.8	(76.3)
Undistributed earnings of equity investees	(1.3)	69.1	(27.5)	31.2
Derivative instruments	10.2	3.5	13.5	(41.8)
Other long-term liabilities	18.2	17.6	37.2	30.2

Subtotal of adjustments	170.3	118.5	309.0	(6.0)

Changes in non-cash operating working capital
Receivables	264.5	54.5	349.4	191.9
Inventories	(72.0)	0.5	(29.7)	61.1
Prepaid expenses and other current assets	(22.7)	(26.8)	(31.9)	(53.6)
Payables and accrued charges	94.7	(396.6)	177.3	(652.0)

Subtotal of changes in non-cash operating working capital	264.5	(368.4)	465.1	(452.6)

Cash provided by (used in) operating activities	906.8	(63.7)	1,695.3	35.0

Investing Activities
Additions to property, plant and equipment	(436.5)	(399.6)	(889.5)	(765.7)
Purchase of long-term investments	-	-	(422.3)	-
Proceeds from disposal of property, plant and equipment	0.2	15.5	0.3	15.8
Proceeds from disposal of auction rate securities	-	132.5	-	132.5
Other assets and intangible assets	(10.1)	0.7	(25.5)	(10.5)

Cash used in investing activities	(446.4)	(250.9)	(1,337.0)	(627.9)

Cash before financing activities	460.4	(314.6)	358.3	(592.9)

Financing Activities
Proceeds from long-term debt obligations	-	1,795.0	400.0	2,555.0
Repayment of and finance costs on long-term debt obligations	(250.4)	(1,538.8)	(400.4)	(2,229.2)
(Repayment of) proceeds from short-term debt obligations	(117.6)	196.4	(332.4)	411.5
Dividends	(29.5)	(29.0)	(59.2)	(58.7)
Issuance of common shares	5.0	7.2	15.0	8.8

Cash (used in) provided by financing activities	(392.5)	430.8	(377.0)	687.4

Increase (Decrease) in Cash and Cash Equivalents	67.9	116.2	(18.7)	94.5
Cash and Cash Equivalents, Beginning of Period	298.8	255.1	385.4	276.8

Cash and Cash Equivalents, End of Period	$366.7	$371.3	$366.7	$371.3

Cash and cash equivalents comprised of:
Cash	$55.1	$56.1	$55.1	$56.1
Short-term investments	311.6	315.2	311.6	315.2

	$366.7	$371.3	$366.7	$371.3

Supplemental cash flow disclosure
Interest paid	$35.8	$30.5	$53.7	$46.0
Income taxes (recovered) paid	$(161.8)	$589.0	$(140.3)	$736.2

(1)	Corrected as described in Note 18.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Net of related income taxes)	2010	2009(1)	2010	2009(1)

Net Income	$472.0	$186.2	$921.2	$493.6

Other comprehensive (loss) income
Net (decrease) increase in unrealized gains on available-for-sale securities(2)	(848.1)	363.9	(722.0)	437.6
Net (losses) gains on derivatives designated as cash flow hedges(3)	(10.7)	16.4	(63.9)	(28.8)
Reclassification to income of net losses on cash flow hedges(4)	14.6	16.8	23.6	25.4
Unrealized foreign exchange (losses) gains on translation of
self-sustaining foreign operations	(0.2)	7.4	(1.4)	7.3
Share of other comprehensive loss of equity investees	(2.4)	-	(2.4)	-

Other Comprehensive (Loss) Income	(846.8)	404.5	(766.1)	441.5

Comprehensive (Loss) Income	$(374.8)	$590.7	$155.1	$935.1

(1)	Corrected as described in Note 18.

(2)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities. The amounts are net of income taxes of $NIL (2009 — $(0.3)) for the three months ended June 30, 2010 and $NIL (2009 — $26.5) for the six months ended June 30, 2010.

(3)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(6.5) (2009 — $10.0) for the three months ended June 30, 2010 and $(38.7) (2009 — $(17.5)) for the six months ended June 30, 2010.

(4)	Net of income taxes of $8.8 (2009 — $10.1) for the three months ended June 30, 2010 and $14.3 (2009 — $15.4) for the six months ended June 30, 2010.

Condensed Consolidated Statements of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

	June 30,	December 31,
(Net of related income taxes)	2010	2009(1)

Unrealized gains on available-for-sale securities(2)	$1,028.4	$1,750.4
Net unrealized losses on derivatives designated as cash flow hedges(3)	(151.7)	(111.4)
Unrealized foreign exchange gains on self-sustaining foreign operations(4)	8.4	9.8
Share of other comprehensive loss of equity investees(5)	(2.4)	-

Accumulated other comprehensive income	882.7	1,648.8
Retained earnings	4,073.1	3,211.2

Accumulated Other Comprehensive Income and Retained Earnings	$4,955.8	$4,860.0

(1)	Corrected as described in Note 18.

(2)	$1,178.8 before income taxes (2009 — $1,900.8).

(3)	$(242.3) before income taxes (2009 — $(177.6)).

(4)	$8.4 before income taxes (2009 — $9.8).

(5)	$(2.4) before income taxes (2009 — $NIL).

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2010
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

2.	Receivables

	June 30,	December 31,
	2010	2009

Trade accounts — Canpotex Limited (“Canpotex”)	$212.3	$164.3
— Other	362.4	264.4
Less allowance for doubtful accounts	(8.3)	(8.4)

	566.4	420.3
Margin deposits on derivative instruments	155.0	108.9
Income taxes receivable	17.8	287.4
Provincial mining and other taxes receivable	-	234.6
Other non-trade accounts	48.2	86.7

	$787.4	$1,137.9

3.	Inventories

	June 30,	December 31,
	2010	2009

Finished products	$318.5	$303.1
Intermediate products	162.7	158.9
Raw materials	62.2	50.6
Materials and supplies	118.5	110.9

	$661.9	$623.5

	Three Months Ended		Six Months Ended
	June 30		June 30
Items affecting cost of goods sold	2010	2009	2010	2009

Expensed inventories	$678.6	$484.0	$1,486.4	$1,001.8
Writedowns of finished products	2.2	27.7	4.5	40.2
Writedowns of intermediate products	0.3	-	0.3	-
Writedowns of raw materials	-	-	-	-
Reserves for obsolete materials and supplies	0.5	0.7	1.0	1.3
Reversals of writedowns	-	-	(1.7)	(5.7)

	$681.6	$512.4	$1,490.5	$1,037.6

The carrying amount of inventory recorded at net realizable value was $35.5 at June 30, 2010 and $33.5 at December 31, 2009 with the remaining inventory recorded at cost.

4.	Long-Term Debt

During the three months ended June 30, 2010, the company made repayments of $250.0 under its long-term credit facilities. During the six months ended June 30, 2010, the company received proceeds from its long-term credit facilities of $400.0, and made repayments of $400.0 under these facilities.

At June 30, 2010, the company classified the $600.0 aggregate principal amount of 7.750 percent senior notes due May 31, 2011 as current.

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

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	June 30,	December 31,
	2010	2009

Short-term debt and current portion of long-term debt	$996.3	$728.8
Long-term debt	2,720.6	3,319.3

Total debt	3,716.9	4,048.1
Less: cash and cash equivalents	366.7	385.4

Net debt	3,350.2	3,662.7

Shareholders’ equity	6,569.3	6,439.8
Less: accumulated other comprehensive income	882.7	1,648.8

Adjusted shareholders’ equity	5,686.6	4,791.0

Adjusted capital(1)	$9,036.8	$8,453.7

(1)	Adjusted capital = (total debt – cash and cash equivalents) + (shareholders’ equity – accumulated other comprehensive income).

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

	As At or For the
	12 Months Ended
	June 30,	December 31,
	2010	2009

Components of ratios
Adjusted EBITDA (12 months ended)	$2,379.7	$1,377.6
Net debt	$3,350.2	$3,662.7
Adjusted interest expense (12 months ended)	$213.6	$189.1
Adjusted capital	$9,036.8	$8,453.7

Ratios
Adjusted EBITDA to adjusted interest expense(1)	11.1	7.3
Net debt to adjusted EBITDA(2)	1.4	2.7
Net debt to adjusted capital(3)	37.1%	43.3%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (12 months ended) / adjusted interest expense (12 months ended).

(2)	Net debt to adjusted EBITDA = (total debt – cash and cash equivalents) / adjusted EBITDA (12 months ended).

(3)	Net debt to adjusted capital = (total debt – cash and cash equivalents) / (total debt – cash and cash equivalents + shareholders’ equity – accumulated other comprehensive income).

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares or issuance of new debt.

The increase in adjusted EBITDA to adjusted interest expense is a result of adjusted EBITDA increasing more than the increase in adjusted interest expense. The net-debt-to-adjusted-EBITDA ratio decreased as net debt decreased and adjusted EBITDA increased. Net debt to adjusted capital ratio decreased as net debt decreased and adjusted capital increased.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	June 30,	June 30,	March 31,	December 31,	September 30,	December 31,
	2010	2010	2010	2009	2009	2009

Net income	$1,408.3	$472.0	$449.2	$239.2	$247.9	$980.7
Income taxes	478.0	174.3	182.4	43.4	77.9	79.2
Interest expense	124.4	22.7	30.5	40.1	31.1	120.9
Depreciation and amortization	369.0	99.9	101.1	84.6	83.4	312.1
Gain on disposal of auction rate securities	-	-	-	-	-	(115.3)

Adjusted EBITDA	$2,379.7	$768.9	$763.2	$407.3	$440.3	$1,377.6

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	June 30,	June 30,	March 31,	December 31,	September 30,	December 31,
	2010	2010	2010	2009	2009	2009

Interest expense	$124.4	$22.7	$30.5	$40.1	$31.1	$120.9
Interest capitalized to property, plant and equipment	89.2	30.3	20.7	21.4	16.8	68.2

Adjusted interest expense	$213.6	$53.0	$51.2	$61.5	$47.9	$189.1

6.	Segment Information

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2010

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$641.0	$363.5	$433.3	$-	$1,437.8
Freight	35.5	19.0	9.6	-	64.1
Transportation and distribution	15.9	8.0	11.1	-	35.0
Net sales — third party	589.6	336.5	412.6	-
Cost of goods sold	193.0	274.5	287.6	-	755.1
Gross margin	396.6	62.0	125.0	-	583.6
Depreciation and amortization	28.1	45.5	24.3	2.0	99.9
Inter-segment sales	-	-	27.7	-	-

	Three Months Ended June 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$210.7	$324.7	$320.6	$-	$856.0
Freight	10.6	15.8	12.5	-	38.9
Transportation and distribution	11.6	12.5	13.6	-	37.7
Net sales — third party	188.5	296.4	294.5	-
Cost of goods sold	82.3	277.4	250.6	-	610.3
Gross margin	106.2	19.0	43.9	-	169.1
Depreciation and amortization	5.9	37.9	23.9	2.4	70.1
Inter-segment sales	-	-	15.0	-	-

	Six Months Ended June 30, 2010

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$1,533.2	$764.8	$853.4	$-	$3,151.4
Freight	102.8	44.6	21.9	-	169.3
Transportation and distribution	44.5	17.8	22.6	-	84.9
Net sales — third party	1,385.9	702.4	808.9	-
Cost of goods sold	472.9	574.3	551.3	-	1,598.5
Gross margin	913.0	128.1	257.6	-	1,298.7
Depreciation and amortization	57.6	90.4	49.0	4.0	201.0
Inter-segment sales	-	-	53.5	-	-

	Six Months Ended June 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$479.9	$654.6	$644.0	$-	$1,778.5
Freight	17.3	34.0	25.2	-	76.5
Transportation and distribution	15.2	20.9	28.6	-	64.7
Net sales — third party	447.4	599.7	590.2	-
Cost of goods sold	174.6	573.4	492.1	-	1,240.1
Gross margin	272.8	26.3	98.1	-	397.2
Depreciation and amortization	13.4	76.9	49.2	4.6	144.1
Inter-segment sales	-	-	20.8	-	-

Assets	Potash	Phosphate	Nitrogen	All Others	Consolidated

Assets at June 30, 2010	$5,005.0	$2,489.8	$1,706.3	$3,862.7	$13,063.8
Assets at December 31, 2009	4,708.3	2,356.8	1,688.6	4,168.5	12,922.2
Change in assets	296.7	133.0	17.7	(305.8)	141.6
Additions to property, plant and equipment	742.5	108.1	37.2	1.7	889.5

In January and February 2010, the company purchased additional shares in Israel Chemicals Ltd. (“ICL”) for cash consideration of $420.1, increasing its ownership percentage to 14 percent. In conjunction with this purchase, the company incurred a loss of $2.2 on a foreign exchange contract.

7.	Stock-Based Compensation

On May 6, 2010, the company’s shareholders approved the 2010 Performance Option Plan under which the company may, after February 19, 2010 and before January 1, 2011, issue options to acquire up to 1,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2010, options to purchase a total of 444,700 common shares have been granted under the plan. The weighted average fair value of options granted was $47.88 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	50%
Risk-free interest rate	2.61%
Expected life of options	5.9 years

8.	Pension and Other Post-Retirement Expenses

	Three Months		Six Months
	Ended June 30		Ended June 30
Defined Benefit Pension Plans	2010	2009	2010	2009

Service cost	$5.0	$4.3	$10.0	$8.6
Interest cost	11.7	11.1	23.4	22.2
Expected return on plan assets	(11.6)	(9.6)	(23.2)	(19.2)
Net amortization and change in valuation allowance	5.8	7.3	12.4	14.4

Net expense	$10.9	$13.1	$22.6	$26.0

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Post-Retirement Plans	2010	2009	2010	2009

Service cost	$1.8	$1.6	$3.5	$3.1
Interest cost	4.0	4.2	8.0	8.3
Net amortization	(0.5)	0.2	(1.0)	0.3

Net expense	$5.3	$6.0	$10.5	$11.7

For the three months ended June 30, 2010, the company contributed $1.9 to its defined benefit pension plans, $4.8 to its defined contribution pension plans and $1.8 to its other post-retirement plans. Contributions for the six months ended June 30, 2010 were $4.2 to its defined benefit pension plans, $12.1 to its defined contribution pension plans and $3.6 to its other post-retirement plans. Total 2010 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements in the company’s 2009 financial review annual report.

9.	Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

Share of earnings of equity investees	$44.4	$29.8	$70.6	$67.7
Dividend income	114.4	40.4	114.4	40.4
Gain on disposal of auction rate securities	-	115.3	-	115.3
Other	(11.5)	2.9	(9.5)	-

	$147.3	$188.4	$175.5	$223.4

10.	Interest Expense

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

Interest expense on
Short-term debt	$1.8	$9.4	$3.9	$13.7
Long-term debt	52.0	40.1	105.6	73.8
Interest capitalized to property, plant and equipment	(30.3)	(17.2)	(51.0)	(30.0)
Interest income	(0.8)	(5.8)	(5.3)	(7.8)

	$22.7	$26.5	$53.2	$49.7

11.	Income Taxes

For the three months ended June 30, 2010, the company’s income tax expense was $174.3. This compared to an expense of $71.6 for the same period last year. For the six months ended June 30, 2010, the company’s income tax expense was $356.7 (2009 — recovery of $42.1). The actual effective tax rate, including discrete items, for the three and six months ended June 30, 2010 was 27 percent and 28 percent, respectively, compared to 28 percent and negative 9 percent for the three and six months ended June 30, 2009.

The income tax expense for the six months ended June 30, 2010 included the following discrete items:

•	To adjust the 2009 income tax provision to the income tax returns filed, a current income tax expense of $18.2 was recorded during the first quarter along with a current income tax expense of $19.7 and a future income tax recovery of $11.2 during the second quarter.

•	A future income tax expense of $6.3 as a result of US legislative changes to Medicare Part D adopted during the first quarter.

•	A current income tax expense of $8.2 for international tax issues pertaining to transfer pricing during the second quarter.

•	A future income tax recovery of $4.1 related to a second-quarter functional currency tax election by a subsidiary company for Canadian income tax purposes.

The income tax recovery for the six months ended June 30, 2009 included the following discrete items:

•	A future income tax recovery of $119.2 for a tax rate reduction resulting from an internal restructuring during the first quarter.

•	A current income tax recovery of $47.6 recorded in the first quarter that related to an increase in permanent deductions in the US from prior years, which had a positive impact on cash.

•	A future income tax expense of $24.4 related to a second-quarter functional currency tax election by the parent company for Canadian income tax purposes.

•	The benefit of a lower proportion of consolidated income earned in the higher-tax jurisdictions.

12.	Net Income Per Share

Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended June 30, 2010 of 296,376,000 (2009 — 295,443,000). Basic net income per share for the six months ended June 30, 2010 is calculated based on the weighted average shares issued and outstanding for the period of 296,248,000 (2009 — 295,338,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares that would be issuable based on period-to-date (rather than anticipated) performance, if the effect is dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2010 was 304,462,000 (2009 — 304,066,000) and for the six months ended June 30, 2010 was 304,595,000 (2009 — 303,736,000).

13.	Financial Instruments and Related Risk Management

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

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, receivables, and derivative instrument assets. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$366.7	$385.4
Receivables	769.6	615.9
Derivative instrument assets	0.3	9.0

The aging of trade receivables that were past due but not impaired was as follows:

	June 30,	December 31,
	2010	2009

1 — 30 days	$9.8	$20.1
31 — 60 days	0.2	0.7
Greater than 60 days	0.3	0.7

	$10.3	$21.5

A reconciliation of the receivables allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009

Balance, beginning of period	$8.4	$7.7
Provision for receivables impairment	-	1.3
Receivables written off during the period as uncollectible	(0.1)	(0.6)

Balance, end of period	$8.3	$8.4

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

	June 30, 2010
	Total	Amount Outstanding		Amount
	Amount	and Committed		Available

Credit facilities(1)	$3,250.0	$394.6		$2,855.4
Line of credit	75.0	38.6	(2)	36.4

(1)	The company increased the amount available under its commercial paper program from $750.0 to $1,500.0 in the second quarter. The amount available under the commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $394.6 of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

During the second quarter, the company entered into an uncommitted $30.0 letter of credit facility. No letters of credit were outstanding under this facility as at June 30, 2010.

Certain of the company’s derivative instruments contain provisions that require its debt to maintain specified credit ratings from two of the major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on June 30, 2010 was $239.4, for which the company has posted collateral of $155.0 in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on June 30, 2010, the company would have been required to post an additional $82.6 of collateral to its counterparties.

The table below presents a maturity analysis of the company’s financial liabilities and gross settled derivative contracts based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount of
	Liability at
	June 30,	Contractual	Within			Over
	2010	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$394.5	$394.9	$394.9	$-	$-	$-
Payables and accrued charges(2)	641.7	641.7	641.7	-	-	-
Long-term debt obligations(1)	3,357.7	4,978.3	796.2	550.8	737.5	2,893.8
Foreign currency derivatives	5.1
Outflow		325.0	325.0	-	-	-
Inflow		(319.9)	(319.9)	-	-	-
Natural gas derivative liabilities(3)	239.4	249.3	74.1	75.7	47.3	52.2

	$4,638.4	$6,269.3	$1,912.0	$626.5	$784.8	$2,946.0

(1)	Contractual cash flows include contractual interest payments related to debt obligations. Interest rates on variable rate debt are based on prevailing rates at June 30, 2010.

(2)	Excludes taxes, accrued interest, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

(3)	Natural gas derivatives are subject to master netting agreements. Each counterparty has margin requirements that may require the company to post collateral against liability balances.

Market Risk

Market risk is the risk that financial instrument fair values will fluctuate due to changes in market prices. The market risks to which the company is exposed are foreign exchange risk, interest rate risk and price risk (related to commodity and equity securities).

Foreign Exchange Risk

The following table shows the company’s significant exposure to exchange risk and the pre-tax effects on income and OCI of reasonably possible changes in the relevant foreign currency. The company has no significant foreign currency exposure related to cash and cash equivalents and receivables. This analysis assumes all other variables remain constant.

		Foreign Exchange Risk
		5% increase in		5% decrease in
	Carrying Amount	US$		US$
	of Asset (Liability)	Income	OCI	Income	OCI

June 30, 2010
Available-for-sale investments
Israel Chemicals Ltd. (New Israeli Shekels)	$1,845.9	$-	$(92.3)	$-	$92.3
Sinofert Holdings Limited (Hong Kong dollars)	612.1	-	(30.6)	-	30.6
Short-term debt (CDN)	(44.9)	2.2	-	(2.2)	-
Payables (CDN)	(140.7)	7.0	-	(7.0)	-
Foreign currency derivatives	(5.1)	(16.0)	-	16.0	-

December 31, 2009
Available-for-sale investments
Israel Chemicals Ltd. (New Israeli Shekels)	1,895.7	-	(94.8)	-	94.8
Sinofert Holdings Limited (Hong Kong dollars)	864.2	-	(43.2)	-	43.2
Short-term debt (CDN)	(262.5)	13.1	-	(13.1)	-
Payables (CDN)	(167.2)	8.4	-	(8.4)	-
Foreign currency derivatives	5.0	(20.4)	-	20.4	-

At June 30, 2010, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $280.0 (December 31, 2009 — $140.0) at an average exchange rate of 1.0419 (December 31, 2009 — 1.0681) per US dollar. Maturity dates for all forward contracts are within 2010.

At June 30, 2010, the company had foreign currency swaps to sell US dollars and receive Canadian dollars in the notional amount of $45.0 (December 31, 2009 — $262.5) at an average exchange rate of 1.0582 (December 31, 2009 — 1.0551) per US dollar. Maturity dates for all swaps are within 2010.

Interest Rate Risk

The company does not have significant exposure to interest rate risk at June 30, 2010 and December 31, 2009. The only financial assets bearing any variable interest rate exposure are cash and cash equivalents. As for financial liabilities, the company only has an insignificant exposure related to a long-term loan that is subject to variable rates. Short-term debt, related to commercial paper, is excluded from interest rate risk as the interest rates are fixed for the stated period of the debt. The company would only be exposed to variable interest rate risk on the issuance of new commercial paper. The company does not measure any fixed-rate debt at fair value. Therefore, changes in interest rates will not affect income or OCI as there is no change in the carrying value of fixed-rate debt and interest payments are fixed. This analysis assumes all other variables remain constant.

Price Risk

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and OCI of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

			Price Risk
	Carrying Amount		Effect of 10% decrease		Effect of 10% increase
	of Asset (Liability)		in prices on OCI		in prices on OCI
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009

Derivative instruments
Natural gas derivatives	$(239.2)	$(171.0)	$(67.6)	$(72.6)	$67.9	$72.8
Available-for-sale investments	2,458.0	2,759.9	(245.8)	(276.0)	245.8	276.0

At June 30, 2010, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps for which it has price risk exposure; which derivatives represented a notional amount of 124.7 million MMBtu with maturities in 2010 through 2019. At December 31, 2009, the notional amount of swaps was 123.0 million MMBtu with maturities in 2010 through 2019.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Derivative instrument assets
Natural gas derivatives	$0.2	$0.2	$3.7	$3.7
Foreign currency derivatives	0.1	0.1	5.3	5.3
Available-for-sale investments	2,458.0	2,458.0	2,759.9	2,759.9
Derivative instrument liabilities
Natural gas derivatives	(239.4)	(239.4)	(174.7)	(174.7)
Foreign currency derivatives	(5.2)	(5.2)	(0.3)	(0.3)
Long-term debt
Senior notes	(3,350.0)	(3,628.7)	(3,350.0)	(3,505.6)
Other	(7.6)	(7.6)	(8.0)	(8.0)

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges is assumed to approximate carrying value. The fair value of the company’s senior notes at June 30, 2010 reflected the yield valuation based on observed market prices. The yield on the senior notes ranged from 1.34 percent to 5.39 percent (December 31, 2009 — 1.73 percent to 5.83 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

The interest rates used to discount estimated cash flows related to derivative instruments that were not traded in an active market at June 30, 2010 were between 0.62 percent and 3.94 percent (December 31, 2009 — between 0.23 percent and 4.67 percent) depending on the settlement date.

The following table presents the company’s fair value hierarchy for those financial assets and financial liabilities carried at fair value at June 30, 2010. During the quarter ended June 30, 2010, there were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

	Carrying	Fair Value Measurements at Reporting Date Using:
	Amount of	Quoted Prices in	Significant Other	Significant
	Asset (Liability)	Active Markets for	Observable	Unobservable
	at June 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets
Natural gas derivatives	$0.2	$-	$-	$0.2
Foreign currency derivatives	0.1	-	0.1	-
Available-for-sale investments	2,458.0	2,458.0	-	-
Derivative instrument liabilities
Natural gas derivatives	(239.4)	-	(54.0)	(185.4)
Foreign currency derivatives	(5.2)	-	(5.2)	-

	Carrying	Fair Value Measurements at Reporting Date Using:
	Amount of	Quoted Prices in	Significant Other	Significant
	Asset (Liability)	Active Markets for	Observable	Unobservable
	at December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets
Natural gas derivatives	$3.7	$-	$1.2	$2.5
Foreign currency derivatives	5.3	-	5.3	-
Available-for-sale investments	2,759.9	2,759.9	-	-
Derivative instrument liabilities
Natural gas derivatives	(174.7)	-	(53.2)	(121.5)
Foreign currency derivatives	(0.3)	-	(0.3)	-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Natural Gas Derivatives
	June 30,	December 31,
	2010	2009

Balance, beginning of period	$(119.0)	$(110.8)
Total losses (realized and unrealized) before income taxes
Included in earnings	(14.9)	(48.6)
Included in other comprehensive income	(71.3)	(49.4)
Other	-	-
Purchases	-	-
Sales	-	-
Issues	-	-
Settlements	20.0	66.0
Transfer out of Level 3	-	23.8

Balance, end of period	$(185.2)	$(119.0)

	Six	Twelve
	Months	Months
	Ended	Ended
	June 30,	December 31,
	2010	2009

Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at the reporting date	$-	$(0.4)

Losses, realized and unrealized, included in earnings for the period, reported in cost of goods sold	$(14.9)	$(48.6)

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

Canpotex

PCS is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. Through June 30, 2010, there were no such operating losses or other liabilities.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters

Significant environmental site assessment and/or remediation matters of note include the following:

•	The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and a certain adjoining former property. A Record of Decision (“ROD”) was issued on September 27, 2007 and provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. Implementation of the ROD remedy has begun as the performing parties submitted a Remedial Design Report to address the soil contamination to the USEPA in July 2010.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. Until the district court proceedings and any subsequent appeals are concluded, PCS Nitrogen is unable to evaluate with reasonable certainty the extent of any liability it may have in this matter.

•	PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $70.0. The Settling Parties have initiated CERCLA cost recovery litigation against PCS

Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6.1. In response to a special notice letter from the USEPA, PCS Phosphate and the Settling Parties made a good-faith offer to perform and/or pay for certain actions described in the special notice letter. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions, has documented its findings in several successive facility investigation reports submitted to GEPD and has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. In the event GEPD approves the CAP, a full-scale bioremediation remedy will be implemented.

•	In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility a sinkhole was discovered that resulted in the loss of approximately 84 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The company incurred costs of $2.4 to address the sinkhole between the time of discovery and the end of the second quarter of 2010. The Florida Department of Environmental Protection (“FDEP”) issued a notice to the company stating that the release may constitute an unauthorized discharge. The company is negotiating an order with the FDEP in an effort to address the situation. The company entered into an order on consent with the USEPA that requires the company to complete a study of available feasible measures to reduce the possibility and impacts of any future sinkholes. Depending on the outcome of this study, the order will require the implementation of certain mitigation measures, although the scope and timing for the implementation of any such measures cannot be ascertained at the current time. The company is unable at this time to estimate with certainty the total costs that may be incurred to address this matter.

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

litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the USEPA requested that the company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs’ sulfuric acid plants. The company intends to participate in such meeting but, at this time, is unable to evaluate if it has any exposure.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. On January 15, 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act, that mining of phosphate in excess of thirty years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, on June 10, 2009, the Corps issued the company a permit that will allow the company to mine the phosphate deposits identified in the 401 certification. USEPA decided not to seek additional review of the permit. On March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings challenging the 401 certification. The company has intervened in this proceeding. Petitioners filed a motion for partial summary judgment on February 5, 2010 and the company filed a response and cross-motion for summary judgment on March 18, 2010. The Division of Water Quality also filed a response to Petitioner’s motion for partial summary judgment on March 18, 2010. At this time, the company is unable to evaluate the extent of any exposure that it may have in this matter.

•	In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. In July 2009, the Canadian government adopted rules requiring the reporting of specified greenhouse gas emissions from sources that emit more than 50,000 tons of carbon dioxide equivalents. In September 2009, the USEPA promulgated rules requiring the reporting of greenhouse gas emissions for all fuel combustion sources emitting more than 25,000 tons of carbon dioxide equivalents and certain other listed sources. The company does not believe that compliance with these emission reporting regulations will have a material adverse effect on its consolidated financial position. In December 2009, the USEPA issued a finding that greenhouse gas emissions from mobile sources endanger public health and welfare. In 2010, the USEPA issued rules regulating greenhouse gas emissions from model year 2012 vehicles sold after January 2, 2011. On that date, the USEPA also will begin phasing in requirements for all new “stationary sources,” such as power plants, that emit 100,000 tons of greenhouse gases per year or modified sources that increase emissions by 75,000 tons per year to obtain permits incorporating the “best available control technology” for such emissions. The company is not currently aware of any projects at its facilities that would be subject to these requirements when they become effective. The company is monitoring these developments and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

•	On January 26, 2010, the USEPA proposed nutrient criteria for Florida lakes and flowing waters. These criteria are currently scheduled to be promulgated in October 2010. The criteria will become part of Florida’s water quality standards sixty days after the final criteria are issued. The company, along with other phosphate companies, is participating in the USEPA rulemaking process. If the USEPA rule is adopted as proposed, projected capital costs resulting from the rule could be in excess of $100.0 for the company’s White Springs plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the proposed rule under all flow conditions. This assumes that the rule is adopted as proposed and that none of the site specific criteria mechanisms are available to the White Springs plant. There has been significant comment on the proposed rule by government and industry groups. The prospects for a rule to be adopted and become enforceable without significant change from the proposal are uncertain. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2010, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $560.4. It is unlikely that these guarantees will be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions; this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2010, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. In addition, the company has guaranteed the performance of certain remediation obligations of PCS Joint Venture and PCS Nitrogen at the Lakeland, Florida and Augusta, Georgia sites respectively. The USEPA has announced that it plans to adopt rules requiring financial assurance from a variety of mining operations, including phosphate rock mining. It is too early in the rulemaking process to determine what the impact, if any, on the company’s facilities will be when these rules are issued.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans. The company had previously provided a CDN $2.0 irrevocable letter of credit and in the second quarter of 2010 finalized all matters regarding the financial assurances for the 2006 review, including the payment of CDN $2.8 into the agreed upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011 and discussions regarding these financial assurances have commenced. The MOE has indicated it is seeking an increase of the amount paid into the trust fund by the company. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of June 30, 2010. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at June 30, 2010, $38.6 of letters of credit were outstanding.

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

(c) Property, plant and equipment and goodwill: The net book value of property, plant and equipment and goodwill under Canadian GAAP is higher than under US GAAP, as past provisions for asset impairment under Canadian GAAP were measured based on the undiscounted cash flow from use together with the residual value of the assets. Under US GAAP, they were measured based on fair value, which was lower than the undiscounted cash flow from use together with the residual value of the assets. Fair value for this purpose is determined based on discounted expected future net cash flows. In certain cases, US GAAP requires that writedowns be based on discounted cash flows, a prescribed discount rate and the un-weighted average first-day-of-the-month resource prices for the prior twelve months; whereas Canadian GAAP requires undiscounted cash flows using estimated future resource prices based on the best information available to the company.

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

(g) Foreign currency translation adjustment: The company adopted the US dollar as its functional and reporting currency on January 1, 1995. At that time, the consolidated financial statements were translated into US dollars at the December 31, 1994 year-end exchange rate using the translation of convenience method under Canadian GAAP. This translation method was not permitted under US GAAP. US GAAP required the comparative Consolidated Statements of Operations and Consolidated Statements of Cash Flow to be translated at applicable weighted-average exchange rates, whereas the Consolidated Statements of Financial Position were permitted to be translated at the December 31, 1994 year-end exchange rate. The use of disparate exchange rates under US GAAP gave rise to a foreign currency translation adjustment. Under US GAAP, this adjustment is reported as a component of accumulated OCI.

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

Service Period Commenced
Performance Option Plan Year	Canadian GAAP	US GAAP

2007	January 1, 2007	May 3, 2007
2008	January 1, 2008	May 8, 2008
2009	January 1, 2009	May 7, 2009
2010	January 1, 2010	May 6, 2010

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three months ended June 30, 2010, income taxes paid under US GAAP were $49.3 (2009 — $588.7) and for the six months ended June 30, 2010, income taxes paid under US GAAP were $70.8 (2009 — $736.8).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009(1)	2010	2009(1)

Net income as reported — Canadian GAAP	$472.0	$186.2	$921.2	$493.6
Items increasing (decreasing) reported net income
Inventory valuation (a)	1.2	5.4	1.2	(0.3)
Share of earnings of equity investees (b)	0.9	0.6	0.3	-
Asset write-down (c)	(32.8)	-	(32.8)	-
Depreciation and amortization (d)	2.1	2.1	4.2	4.2
Exploration costs (e)	(0.3)	-	(0.6)	-
Pension and other post-retirement benefits (f)	-	0.3	-	0.6
Stock-based compensation (i)	1.5	4.5	(0.7)	4.1
Stripping costs (j)	(6.0)	(2.5)	(14.9)	(2.8)
Deferred income taxes relating to the above adjustments (k)	8.3	(2.5)	11.1	1.4
Income taxes related to US GAAP effective income tax rate (k, m)	5.8	(0.6)	1.9	-
Income taxes related to stock-based compensation (l)	(0.8)	(3.8)	(8.0)	(4.4)
Income taxes related to uncertain income tax positions (m)	(10.8)	4.2	16.2	(3.9)

Net income — US GAAP	$441.1	$193.9	$899.1	$492.5

Basic weighted average shares outstanding — US GAAP	296,376,000	295,443,000	296,248,000	295,338,000

Diluted weighted average shares outstanding — US GAAP (i)	304,459,000	304,066,000	304,589,000	303,736,000

Basic net income per share — US GAAP	$1.49	$0.66	$3.03	$1.67

Diluted net income per share — US GAAP	$1.45	$0.64	$2.95	$1.62

(1)	Corrected as described in Note 18.

	June 30,	December 31,
	2010	2009

Total assets as reported — Canadian GAAP	$13,063.8	$12,922.2
Items increasing (decreasing) reported total assets
Inventory (a)	(0.5)	(1.7)
Investment in equity investees (b)	(4.7)	(4.0)
Property, plant and equipment (c)	(113.0)	(84.4)
Goodwill (c)	(46.7)	(46.7)
Exploration costs (e)	(14.0)	(13.4)
Pension and other post-retirement benefits (f)	(170.3)	(180.9)
Margin deposits associated with derivative instruments (h)	(155.0)	(108.9)
Stripping costs (j)	(62.0)	(47.1)
Income tax asset related to uncertain income tax positions (m)	52.5	33.7

Total assets — US GAAP	$12,550.1	$12,468.8

	June 30,	December 31,
	2010	2009(1)

Total shareholders’ equity as reported — Canadian GAAP	$6,569.3	$6,439.8
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income
Share of accumulated other comprehensive income of equity investees (b)	(1.8)	(1.9)
Pension and other post-retirement benefits (f)	(221.8)	(229.7)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Income taxes related to uncertain income tax positions (m)	(1.2)	(1.2)
Inventory valuation (a)	(0.5)	(1.7)
Share of other comprehensive income of equity investees (b)	0.4	0.1
Asset write-down (c)	(32.8)	-
Provision for asset impairment (c)	(218.0)	(218.0)
Depreciation and amortization (d)	91.1	86.9
Exploration costs (e)	(14.0)	(13.4)
Foreign currency translation adjustment (g)	20.9	20.9
Stock-based compensation (i)	1.2	2.4
Stripping costs (j)	(62.0)	(47.1)
Deferred income taxes relating to the above adjustments (k)	50.3	39.2
Income taxes related to US GAAP effective income tax rate (k, m)	(58.3)	(60.2)
Income taxes related to uncertain income tax positions (m)	106.0	89.8

Shareholders’ equity — US GAAP	$6,207.9	$6,085.0

(1)	Corrected as described in Note 18.

Supplemental US GAAP Disclosures

Disclosures About Derivative Instruments and Activities

Fair Values of Derivative Instruments in the Consolidated Statements of Financial Position

		June 30,	December 31,
Derivative instrument assets (liabilities)(1)	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments
Natural gas derivatives	Prepaid expenses and other current assets	$-	$0.5
Natural gas derivatives	Other assets	0.1	3.2
Natural gas derivatives	Current portion of derivative instrument liabilities	(74.2)	(51.5)
Natural gas derivatives	Derivative instrument liabilities	(165.2)	(123.2)

Total derivatives designated as hedging instruments		(239.3)	(171.0)

Derivatives not designated as hedging instruments
Natural gas derivatives	Prepaid expenses and other current assets	0.1	-
Foreign currency derivatives	Prepaid expenses and other current assets	0.1	5.3
Foreign currency derivatives	Current portion of derivative instrument liabilities	(5.2)	(0.3)

Total derivatives not designated as hedging instruments		$(5.0)	$5.0

(1)	All fair value amounts are gross and exclude netted cash collateral balances.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended June 30

Amount of Loss
Recognized in
				Amount of Loss			Income
				Reclassified from		Location of Loss	(Ineffective
				Accumulated		Recognized in	Portion and
	Amount of (Loss)		Location of Loss	OCI		Income (Ineffective	Amount
	Gain Recognized		Reclassified	into Income		Portion and Amount	Excluded from
	in OCI		from Accumulated	(Effective		Excluded from	Effectiveness
Derivatives in Cash	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Testing)
Flow Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

Natural gas derivatives	$(17.2)	$26.4	Cost of goods sold	$(23.4)	$(26.9)	Cost of goods sold	$-	$-

		Amount of (Loss)
		Gain Recognized
Derivatives Not Designated		in Income
as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2010	2009

Foreign currency derivatives	Foreign exchange loss	$(7.2)	$(18.9)
Natural gas derivatives	Cost of goods sold	(0.1)	0.6

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Six Months Ended June 30

Amount of Loss
Recognized in
				Amount of Loss			Income
				Reclassified from		Location of Loss	(Ineffective
				Accumulated		Recognized in	Portion and
	Amount of Loss		Location of Loss	OCI		Income (Ineffective	Amount
	Recognized		Reclassified	into Income		Portion and Amount	Excluded from
	in OCI		from Accumulated	(Effective		Excluded from	Effectiveness
Derivatives in Cash	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Testing)
Flow Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

Natural gas derivatives	$(102.6)	$(46.1)	Cost of goods sold	$(37.9)	$(40.6)	Cost of goods sold	$-	$(0.2)

		Amount of (Loss)
		Gain Recognized
Derivatives Not Designated		in Income
as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2010	2009

Foreign currency derivatives	Foreign exchange loss	$(8.7)	$(22.5)
Natural gas derivatives	Cost of goods sold	(0.2)	1.1

Uncertainty in Income Taxes

During the three and six months ended June 30, 2010, unrecognized tax benefits decreased $0.7 and $21.4, respectively. It is reasonably possible that a reduction in a range of $19.0 million to $21.0 million of unrecognized income tax benefits may occur within 12 months as a result of projected resolutions of worldwide income tax disputes.

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

Fair Value Disclosures

In January 2010, the FASB issued a new accounting standard aimed at improving disclosures about fair value measurements. As of January 1, 2010, the company is required to disclose information on significant transfers in and out of Levels 1 and 2 and the reasons for those transfers. The implementation of this guidance did not have a material impact on the company’s consolidated financial statements. Additional disclosures related to details of activity in Level 3 will be required effective January 1, 2011. The company is currently reviewing the impact, if any, on its consolidated financial statements.

18.	Comparative Figures

During the quarter ended March 31, 2010, prior period non-cash errors were identified pertaining to the computation of asset retirement obligations for the phosphate segment, specifically relating to mine reclamation capping costs. The impact of the errors on annual financial statement components, as originally stated and as corrected, is as follows:

	2006			2007			2008			2009
	As			As			As			As
	Previously		As	Previously		As	Previously		As	Previously		As
	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected	Reported	Adjustment	Corrected

Consolidated Statements of Financial Position and Accumulated Other Comprehensive Income and Retained Earnings (as applicable)
At December 31:
Payables and accrued charges	545.2	-	545.2	911.7	-	911.7	1,183.6	7.6	1,191.2	779.3	17.5	796.8
Accrued environmental costs and
asset retirement obligations	110.3	40.7	151.0	121.0	39.8	160.8	133.4	78.8	212.2	134.8	80.3	215.1
Future income tax liability	632.1	(15.8)	616.3	988.1	(15.3)	972.8	794.2	(32.6)	761.6	999.3	(36.9)	962.4
Retained earnings	1,286.4	(24.9)	1,261.5	2,279.6	(24.5)	2,255.1	2,402.3	(53.8)	2,348.5	3,272.1	(60.9)	3,211.2
Accumulated other comprehensive income and retained earnings	n/a	n/a	n/a	4,458.5	(24.5)	4,434.0	3,060.2	(53.8)	3,006.4	4,920.9	(60.9)	4,860.0

Consolidated Statements of Operations and Retained Earnings and Comprehensive Income (as applicable)
For the Year Ended December 31:
Cost of goods sold	2,374.8	40.7	2,415.5	2,882.8	(0.9)	2,881.9	4,081.8	46.6	4,128.4	2,631.6	11.4	2,643.0
Income taxes	158.1	(15.8)	142.3	416.2	0.5	416.7	1,077.1	(17.3)	1,059.8	83.5	(4.3)	79.2
Net income	631.8	(24.9)	606.9	1,103.6	0.4	1,104.0	3,495.2	(29.3)	3,465.9	987.8	(7.1)	980.7
Net income per share — basic	2.03	(0.08)	1.95	3.50	-	3.50	11.37	(0.10)	11.27	3.34	(0.02)	3.32
Net income per share — diluted	1.98	(0.08)	1.90	3.40	-	3.40	11.01	(0.09)	10.92	3.25	(0.02)	3.23
Comprehensive income	n/a	n/a	n/a	2,413.5	0.4	2,413.9	1,974.2	(29.3)	1,944.9	1,978.7	(7.1)	1,971.6

Consolidated Statements of Cash Flow
For the Year Ended December 31:
Net income	631.8	(24.9)	606.9	1,103.6	0.4	1,104.0	3,495.2	(29.3)	3,465.9	987.8	(7.1)	980.7
Provision for future income tax	50.0	(15.8)	34.2	119.6	0.5	120.1	82.2	(17.3)	64.9	203.2	(4.3)	198.9
Other long-term liabilities	13.4	40.7	54.1	(57.9)	(0.9)	(58.8)	2.3	46.6	48.9	(8.0)	11.4	3.4
Cash provided by operating activities	696.8	-	696.8	1,688.9	-	1,688.9	3,013.2	-	3,013.2	923.9	-	923.9

n/a = not applicable since the company did not begin to report accumulated other comprehensive income and comprehensive income for Canadian GAAP purposes until 2007

The adjustments are not material to the periods to which they relate. However, as correcting the errors in the first quarter would have materially distorted net income for the first quarter, the company has corrected them by revising the impacted balances in the relevant periods, with an adjustment to the opening balance recorded to retained earnings in the first period presented. The impact on the comparative figures presented in the condensed consolidated statements of financial position at December 31, 2009 was as described above.

The impact on the comparative figures presented in the company’s condensed consolidated statements for the three months ended June 30, 2009 was as follows:

•	statements of operations and retained earnings: increase cost of goods sold by $1.5, reduce income tax expense by $0.6; there was no impact on basic earnings per share while diluted earnings per share was reduced $0.01

•	statements of cash flow: reduce net income by $0.9, increase adjustments to reconcile net income to cash provided by operating activities through reduction in provision for future income tax of $0.6 and increase in other long-term liabilities of $1.5; there was no net impact on cash flow for the period

•	statements of comprehensive (loss) income: reduce net income and comprehensive (loss) income by $0.9.

The impact on the comparative figures presented in the company’s condensed consolidated statements for the six months ended June 30, 2009 was as follows:

•	statements of operations and retained earnings: increase cost of goods sold by $3.0, increase income tax recovery by $1.2, reduce opening retained earnings by $53.8; there was no impact on diluted earnings per share while basic earnings per share was reduced $0.01

•	statements of cash flow: reduce net income by $1.8, increase adjustments to reconcile net income to cash provided by operating activities through increase in recovery of future income tax of $1.2 and increase in other long-term liabilities of $3.0; there was no net impact on cash flow for the period

•	statements of comprehensive (loss) income: reduce net income and comprehensive (loss) income by $1.8.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of August 6, 2010. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews, and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

POTASHCORP AND OUR BUSINESS ENVIRONMENT

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer enterprise by capacity, producing the three primary plant nutrients: potash, phosphate and nitrogen. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Offshore customers supplied by PotashCorp or Canpotex Limited (“Canpotex”, the offshore marketing company for Saskatchewan potash producers) are government agencies and private importers who buy under contract and on the spot market; spot sales are more prevalent in North America, South America and Southeast Asia. Fertilizers are sold primarily for spring and fall application in both Northern and Southern Hemispheres.

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

	Representative	Performance
Goal	2010 Annual Target	to June 30, 2010
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.	Total site severity injury rate was 58 percent below the 2008 annual level for the first six months of 2010. The total site severity injury rate was 10 percent below the 2008 annual level for the first six months of 2009 and 25 percent below the 2008 annual level by the end of 2009.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 30 percent from 2009 levels.	Reportable release rate on an annualized basis increased 33 percent, annualized permit excursions were down 14 percent and annualized spills were up 11 percent during the first six months of 2010 compared to 2009 annual levels. There were five spills, three permit excursions and four reportable releases in the first six months of 2010 compared to three spills, one permit excursion and one reportable release for the same period in 2009.

Maximize long-term shareholder value.	Exceed total shareholder return for our sector and companies on the DAXglobal Agribusiness Index for 2010.	PotashCorp’s total shareholder return was -20 percent in the first six months of 2010 compared to our sector weighted average return (based on market capitalization) of -23 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of -17 percent.

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

Earnings Guidance — Second Quarter 2010

	Company Guidance	Actual Results

Earnings per share	$1.00 - $1.30	$1.55
Effective tax rate, including discrete items	25% - 27%	27%

Overview of Actual Results

Operations

	Three Months Ended June 30				Six Months Ended June 30

				%			Dollar	%
Dollars (millions) — except per-share amounts	2010	2009	Change	Change	2010	2009	Change	Change

Sales	$1,437.8	$856.0	$581.8	68	$3,151.4	$1,778.5	$1,372.9	77
Gross Margin	583.6	169.1	414.5	245	1,298.7	397.2	901.5	227
Operating Income	669.0	284.3	384.7	135	1,331.1	501.2	829.9	166
Net Income	472.0	186.2	285.8	153	921.2	493.6	427.6	87
Net Income Per Share — Diluted	1.55	0.61	0.94	154	3.02	1.63	1.39	85
Other Comprehensive (Loss) Income	(846.8)	404.5	(1,251.3)	n/m	(766.1)	441.5	(1,207.6)	n/m

n/m = not meaningful.

Earnings in the second quarter and first half of 2010 were higher than the same periods of 2009. Following an unprecedented decline in fertilizer demand in 2009, buyers returned to the market and purchased more of all three nutrients in the second quarter and first six months of 2010, most notably potash. As a result, potash generated 68 percent ($396.6 million) of total second-quarter gross margin, which was almost four times last year’s second quarter when the economic downturn slowed potash sales around the world. For the first six months of 2010, potash gross margin of $913.0 million comprised 70 percent of total gross margin compared to 69 percent ($272.8 million) for the same period in 2009.

While concerns about the debt levels of certain European nations and the pace of global economic recovery weighed heavily on financial markets during most of the second quarter of 2010, the fundamentals for fertilizer were strengthening. Demand for food continued to rise and grain inventories were expected to tighten, creating an environment that supported the ongoing rebound in fertilizer demand and operating rates. In North America, domestic potash producers shipped 1.5 million tonnes in the second quarter, more than double the same period last year but below historical average levels as buyers worked through record first-quarter shipments to ensure inventory levels were largely depleted when the spring planting season ended. First-half domestic shipments of 4.5 million tonnes approached the five-year average (first half, 2004-2008) of 4.9 million tonnes, reflecting the return to more normal fertilizer applications. Offshore buyers bought 2.3 million tonnes from North American producers in the second quarter, more than five times the 0.4 million tonnes shipped in the same period last year and near the five-year average (second quarter, 2004-2008) of 2.5 million tonnes. China continued to take shipments under quarterly and annual contracts but at reduced levels, primarily because of severe weather issues that impeded planting and fertilizer applications in certain growing regions. Purchases in India and other Asian countries (excluding India and China) remained strong while Latin American demand accelerated late in the quarter in advance of its typically strong third quarter. Despite the improvement in demand, without the global restocking that has been seen in certain mineral and metal commodities the pattern of just-in-time purchasing did not provide consistent engagement supportive of upward pricing momentum. Domestic shipments of solid phosphate fertilizer from US producers totaled 1.2 million tonnes, up slightly from last year’s second quarter. Although US producers have committed large volumes to offshore markets, primarily India, this was only partially reflected in second-quarter shipments, leaving offshore volumes 23 percent below the same period last year. Still, robust demand and tight inventories helped support pricing through most of the quarter and limited the seasonal weakness that historically follows North American spring planting. In nitrogen, second-quarter ammonia and urea domestic shipments increased 13 percent and 30 percent, respectively, reflecting improved industrial demand and strong spring applications driven by excellent early-season US planting conditions and the need to address nutrient requirements after a shortened fall application window in 2009. Nitrogen prices remained strong for most of the second quarter before typical seasonal softening towards the end of June.

Other significant factors that also affected earnings in the second quarter and first six months of 2010 compared to the same periods in 2009 were: (1) higher income taxes as a result of increased earnings, a higher estimated annual effective tax rate on ordinary earnings in 2010 and an income tax recovery in the first half of 2009 (internal restructuring and increase in permanent deductions offset by functional currency election) which did not recur in 2010; (2) a special dividend from ICL during the second quarter of 2010 (in addition to the regular dividend in the second quarter), partially offset by the absence of a dividend from Sinofert Holdings Limited (“Sinofert”) in 2010 (a dividend was received in the second quarter of 2009); (3) higher provincial mining and other taxes as a result of increased sales (negative in the second quarter of 2009 as a result of annual estimates made in the first quarter of 2009 which were revised lower during the second quarter to reflect weaker than anticipated demand for potash, increasing the change quarter over quarter); (4) foreign exchange gains in the second quarter of 2010 compared to losses in the same period of 2009 due primarily to the Canadian dollar weakening in the second quarter of 2010 versus strengthening during the same period in 2009; and (5) foreign exchange losses for the first six months of 2010 were primarily the result of unrealized losses related to forward exchange contracts and a weaker Canadian dollar (losses in 2009 were primarily the result of unrealized losses related to forward exchange contracts). Other comprehensive loss was mainly the result of a decrease in the fair value of our investments in ICL and Sinofert whereas in 2009 the fair value of these investments increased.

Balance Sheet

Changes in Balances — December 31, 2009 to June 30, 2010 (in $ millions)

The increase in property, plant and equipment related primarily (84 percent) to our previously announced potash capacity expansions and other potash projects. The decrease in receivables was due to the refund of income taxes receivable and provincial mining and other taxes receivable exceeding increased trade receivables (a result of higher sales). Investments decreased mainly due to the fair value of our investments in both ICL and Sinofert decreasing.

The increase in short-term debt and current portion of long-term debt was the result of reclassifying our senior notes due May 31, 2011 as current, which exceeded repayments on our commercial paper made during the first half of 2010. Payables and accrued charges increased as a result of increased income taxes payable due to higher anticipated earnings and lower income tax instalments. Other liabilities increased mainly as a result of increases to asset retirement obligations while the value of our natural gas derivatives declined due to falling natural gas prices.

Significant changes in equity were primarily the result of net income earned, offset in part by other comprehensive loss incurred, during the first six months of 2010, which is described above.

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

Potash

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$641.0	$210.7	204
Freight	35.5	10.6	235
Transportation and distribution	15.9	11.6	37

Net sales	$589.6	$188.5	213

Manufactured product
Net sales
North American	$212.5	$115.1	85	575	200	188	$369.82	$576.29	(36)
Offshore	375.3	71.2	427	1,329	194	585	$282.20	$366.70	(23)

	587.8	186.3	216	1,904	394	383	$308.64	$473.05	(35)
Cost of goods sold	199.3	78.7	153				$104.60	$199.95	(48)

Gross margin	388.5	107.6	261				$204.04	$273.10	(25)

Other miscellaneous and purchased product
Net sales	1.8	2.2	(18)
Cost of goods sold	(6.3)	3.6	n/m

Gross margin	8.1	(1.4)	n/m

Gross Margin	$396.6	$106.2	273				$208.30	$269.54	(23)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful.

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$1,533.2	$479.9	219
Freight	102.8	17.3	494
Transportation and distribution	44.5	15.2	193

Net sales	$1,385.9	$447.4	210

Manufactured product
Net sales
North American	$662.3	$200.5	230	1,841	333	453	$359.76	$601.75	(40)
Offshore	717.2	239.2	200	2,527	535	372	$283.75	$447.19	(37)

	1,379.5	439.7	214	4,368	868	403	$315.80	$506.54	(38)
Cost of goods sold	472.7	167.2	183				$108.20	$192.60	(44)

Gross margin	906.8	272.5	233				$207.60	$313.94	(34)

Other miscellaneous and purchased product
Net sales	6.4	7.7	(17)
Cost of goods sold	0.2	7.4	(97)

Gross margin	6.2	0.3	n/m

Gross Margin	$913.0	$272.8	235				$209.02	$314.29	(33)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m	= not meaningful.

Potash gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2010 vs. 2009				2010 vs. 2009
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in Sales		Cost of		Change in		Cost of
	Volumes	Net Sales	Goods Sold	Total	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
North American	$156.0	$(85.0)	$9.4	$80.4	$758.2	$(445.5)	$34.6	$347.3
Offshore	389.5	(164.5)	(24.6)	200.4	742.2	(413.1)	(42.1)	287.0
Change in market mix	54.6	(58.8)	4.3	0.1	(15.1)	25.4	(10.3)	-

Total manufactured product	$600.1	$(308.3)	$(10.9)	$280.9	$1,485.3	$(833.2)	$(17.8)	$634.3
Other miscellaneous and purchased product				9.5				5.9

Total				$290.4				$640.2

Canpotex sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended June 30				Six Months Ended June 30

				%				%
	2010	2009	Change	Change	2010	2009	Change	Change

China	8	5	3	60	12	14	(2)	(14)
India	20	5	15	300	14	23	(9)	(39)
Asia (excluding China and India)	47	67	(20)	(30)	49	49	-	-
Latin America	18	21	(3)	(14)	18	8	10	125
Oceania, Europe and Other	7	2	5	250	7	6	1	17

	100	100			100	100

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â The lower average realized price for the quarter reflected new pricing levels established in major markets following the unprecedented decline in potash demand in 2009.
á North American customers prefer premium priced granular product over standard product more typically consumed offshore.

á Farmers increased applications and fertilizer dealers increased purchases due to supportive crop prices and the need to address potash nutrient shortfalls (soil and distribution chain inventories fell significantly during 2009 and have not been replenished in 2010).
á Canpotex shipments to offshore markets increased due to supportive crop prices, higher demand for potash and blended fertilizers, low customer potash inventory positions, and renewed farmer/dealer confidence.
á Canpotex signed a spot contract with India for the quarter whereas in 2009 it had not yet settled a contract, resulting in that country’s proportion of total offshore sales increasing the most.

â Personnel costs higher due to higher staff levels (anticipating the ramp up to expansion levels) and higher wages (lower in 2009 as new contracts at Lanigan and Rocanville were not ratified until second quarter and third quarter 2009, respectively).
á Fewer shutdown costs incurred (5 weeks in 2010 compared to 50 in 2009).
á Royalty costs lower due to lower average North American listed sales prices per tonne.
â The Canadian dollar strengthened relative to the US dollar.
 •  Offshore cost of goods sold variance was negative due to less product from Rocanville (lower cost mine) being sold to offshore markets. North American cost of goods sold variance was positive as more agricultural product than industrial (more costly to produce) was sold year over year.

The change in market mix produced a favorable variance of $54.6 million related to sales volumes and an unfavorable variance of $58.8 million in sales prices due to more volumes being sold at a lower price year over year.

 (1) Direction of arrows refer to impact on gross margin while the • symbol signifies a neutral impact.

The most significant contributors to the change in total gross margin year over year were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â  Substantial decline in consumption throughout 2009 pressured pricing into the first quarter of 2010.
á  North American prices increased compared to the trailing quarter due to previously announced price increases being realized.

á In the first quarter of 2010, North American markets increased more than offshore markets while the opposite was true in the second quarter due to North American dealers working through record purchases made in the first quarter of 2010 with the desire to finish the planting season without inventory.
á Volumes were up significantly due to positive farm economics and the need to address potash-depleted soil.
 •  Buyers continued to purchase just-in-time, indicating that shipments were intended for consumption rather than inventory restocking.
á Canpotex reached quarterly agreements with major customers in China and India in the first half of 2010 (no agreements with either country in the same period last year) but increases in volumes to those countries were not as high (on a percentage basis) as the increases to other regions around the world.
á Latin America’s proportion of total volumes increased more than any other market due to low opening inventories and more product being purchased in the first quarter of 2010 than India (which did not have a contract at the time and purchased proportionally more than Latin America in 2009).

â Personnel costs higher due to higher wages.
â The Canadian dollar strengthened relative to the US dollar.
â Increased maintenance costs with higher production levels.
á Royalty costs lower due to lower average North American listed sales prices per tonne.
 •  North American cost of goods sold variance was positive as our lowest cost mine, Rocanville, comprised a larger proportion of production while offshore cost of goods sold variance was negative due to more of that product coming from our other mines.

 (1) Direction of arrows refer to impact on gross margin while the • symbol signifies a neutral impact.

Phosphate

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$363.5	$324.7	12
Freight	19.0	15.8	20
Transportation and distribution	8.0	12.5	(36)

Net sales	$336.5	$296.4	14

Manufactured product
Net sales
Fertilizer — liquids	$81.6	$43.6	87	219	177	24	$371.82	$246.54	51
Fertilizer — solids	98.0	80.3	22	215	273	(21)	$456.16	$294.11	55
Feed	67.9	72.2	(6)	146	139	5	$464.21	$517.47	(10)
Industrial	82.1	96.2	(15)	139	134	4	$591.29	$717.46	(18)

	329.6	292.3	13	719	723	(1)	$458.15	$403.96	13
Cost of goods sold	271.9	276.2	(2)				$377.90	$381.69	(1)

Gross margin	57.7	16.1	258				$80.25	$22.27	260

Other miscellaneous and purchased product
Net sales	6.9	4.1	68
Cost of goods sold	2.6	1.2	117

Gross margin	4.3	2.9	48

Gross Margin	$62.0	$19.0	226				$86.23	$26.28	228

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$764.8	$654.6	17
Freight	44.6	34.0	31
Transportation and distribution	17.8	20.9	(15)

Net sales	$702.4	$599.7	17

Manufactured product
Net sales
Fertilizer — liquids	$162.9	$87.7	86	467	273	71	$348.50	$320.94	9
Fertilizer — solids	223.4	172.9	29	508	543	(6)	$440.09	$318.29	38
Feed	139.1	140.7	(1)	313	253	24	$443.96	$556.03	(20)
Industrial	164.1	190.8	(14)	291	250	16	$564.54	$763.81	(26)

	689.5	592.1	16	1,579	1,319	20	$436.65	$448.79	(3)
Cost of goods sold	569.4	570.2	-				$360.59	$432.19	(17)

Gross margin	120.1	21.9	448				$76.06	$16.60	358

Other miscellaneous and purchased product
Net sales	12.9	7.6	70
Cost of goods sold	4.9	3.2	53

Gross margin	8.0	4.4	82

Gross Margin	$128.1	$26.3	387				$81.13	$19.94	307

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Phosphate gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2010 vs. 2009				2010 vs. 2009
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in Sales		Cost of		Change in Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$(16.8)	$45.1	$(12.8)	$15.5	$5.6	$12.9	$5.1	$23.6
Fertilizer — solids	(11.5)	36.7	6.1	31.3	(21.6)	61.8	47.4	87.6
Feed	3.5	(5.5)	22.0	20.0	20.2	(35.1)	50.6	35.7
Industrial	1.5	(15.8)	(11.0)	(25.3)	22.0	(57.9)	(12.7)	(48.6)
Change in market mix	7.0	(6.9)	-	0.1	0.7	(0.8)	-	(0.1)

Total manufactured product	$(16.3)	$53.6	$4.3	$41.6	$26.9	$(19.1)	$90.4	$98.2
Other miscellaneous and purchased product				1.4				3.6

Total				$43.0				$101.8

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Liquid and solid fertilizer prices increased, reflecting stronger market conditions as compared to 2009 when prices deteriorated due to the global economic downturn.
â Feed prices are typically set on a short-term contract basis and therefore lag current market conditions.
â Certain industrial products are priced on a cost plus or market-index scale and trail market conditions, which resulted in a decline from last year’s second quarter.

â Solid fertilizers were affected by offshore vessel delays at the end of the quarter. Liquid fertilizers increased as farmers returned to more traditional application rates due to favorable crop economics.
á Feed volumes increased due to better economics.
á Industrial sales volumes increased due to an improvement in demand for purified phosphoric acid used in downstream food and other commercial markets.

á Lower sulfur costs (down 10 percent as a result of higher cost inventory sold in 2009) were almost offset by: higher ammonia costs (21 percent), increased asset retirement obligations and higher costs of mining phosphate rock (due to distance from the mills and a transition in the mining approach at Aurora).
â A revision to estimates of asset retirement obligations increased cost of goods sold at White Springs.
â Liquid fertilizer variance was negative due to higher freight on ammonia and increased rock costs at Aurora and White Springs.
â Industrial variance was negative due to higher rock costs at Geismar (demurrage charges incurred due to weather delays at rock shipping points which also resulted in production delays) and a turnaround.

 (1) Direction of arrows refer to impact on gross margin.

The most significant contributors to the change in total gross margin year over year were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Liquid and solid fertilizer and feed prices increased from the trailing quarter (reflecting tightening supply) and dramatically fell in 2009 compared to 2008 (reflecting low demand).
â Industrial prices decreased as a result of certain contracts being based on prior year input costs which were significantly lower in 2009 as compared to being higher in 2008.

á Volumes for all major product categories, except solid fertilizer, increased due to favorable commodity prices, low inventories throughout the supply chain, improved buyer sentiment and limited perceived pricing risk.
â Solid fertilizer sales were mainly impacted by vessel delays.
á North American liquid fertilizer volumes increased substantially due to expected record combined US corn and soybean planting. Offshore liquid fertilizer shipments rose significantly in response to improved demand from India.
á Demand for feed products improved due to better economics in the beef, pork and poultry industries.
á Industrial sales volumes increased due to an improvement in demand as a result of a recovering US economy.

á Significantly lower sulfur costs (49 percent) were offset in part by higher ammonia costs (6 percent) and increased costs of mining phosphate rock (drag-line moves, change in mining practice and distance from the mills).
â Industrial variance negative due to higher rock costs at Geismar (demurrage charges) and was higher than the trailing quarter due to more higher-cost rock being consumed in the second quarter.

 (1) Direction of arrows refer to impact on gross margin.

Nitrogen

	Three Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$433.3	$320.6	35
Freight	9.6	12.5	(23)
Transportation and distribution	11.1	13.6	(18)

Net sales	$412.6	$294.5	40

Manufactured product
Net sales
Ammonia	$177.0	$123.9	43	461	450	2	$383.47	$275.07	39
Urea	100.6	92.9	8	324	330	(2)	$310.37	$281.30	10
Nitrogen solutions/Nitric acid/Ammonium nitrate	100.9	69.2	46	532	418	27	$189.60	$165.64	14

	378.5	286.0	32	1,317	1,198	10	$287.22	$238.67	20
Cost of goods sold	258.4	242.0	7				$196.03	$201.94	(3)

Gross margin	120.1	44.0	173				$91.19	$36.73	148

Other miscellaneous and purchased product
Net sales	34.1	8.5	301
Cost of goods sold	29.2	8.6	240

Gross margin	4.9	(0.1)	n/m

Gross Margin	$125.0	$43.9	185				$94.91	$36.64	159

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m	= not meaningful.

	Six Months Ended June 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$853.4	$644.0	33
Freight	21.9	25.2	(13)
Transportation and distribution	22.6	28.6	(21)

Net sales	$808.9	$590.2	37

Manufactured product
Net sales
Ammonia	$324.4	$214.8	51	891	929	(4)	$364.11	$231.10	58
Urea	221.4	214.5	3	668	725	(8)	$331.43	$295.89	12
Nitrogen solutions/Nitric acid/Ammonium nitrate	199.5	142.2	40	1,080	804	34	$184.68	$177.01	4

	745.3	571.5	30	2,639	2,458	7	$282.40	$232.53	21
Cost of goods sold	499.6	478.6	4				$189.30	$194.74	(3)

Gross margin	245.7	92.9	164				$93.10	$37.79	146

Other miscellaneous and purchased product
Net sales	63.6	18.7	240
Cost of goods sold	51.7	13.5	283

Gross margin	11.9	5.2	129

Gross Margin	$257.6	$98.1	163				$97.61	$39.91	145

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Nitrogen gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2010 vs. 2009				2010 vs. 2009
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in Sales		Cost of		Change in		Cost of
	Volumes	Net Sales	Goods Sold	Total	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
Ammonia	$(0.7)	$52.5	$(10.2)	$41.6	$(3.7)	$118.5	$(27.0)	$87.8
Urea	(0.1)	8.9	(5.0)	3.8	(7.6)	23.7	2.0	18.1
Solutions, NA, AN	9.9	13.4	5.0	28.3	21.8	8.3	15.5	45.6
Hedge	-	-	2.4	2.4	-	-	1.3	1.3
Change in market mix	10.5	(10.5)	-	-	18.9	(18.9)	-	-

Total manufactured product	$19.6	$64.3	$(7.8)	$76.1	$29.4	$131.6	$(8.2)	$152.8
Other miscellaneous and purchased product				5.0				6.7

Total				$81.1				$159.5

	Three Months Ended June 30				Six Months Ended June 30

	Sales Tonnes				Sales Tonnes
	(Thousands)		Price per Tonne		(Thousands)		Price per Tonne

	2010	2009	2010	2009	2010	2009	2010	2009

Fertilizer	527	474	$282.50	$257.40	1,025	1,054	$271.28	$252.62
Feed	6	6	$380.38	$389.24	14	14	$402.17	$411.38
Industrial	784	718	$289.68	$225.15	1,600	1,390	$288.50	$215.44

	1,317	1,198	$287.22	$238.67	2,639	2,458	$282.40	$232.53

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Ammonia increase was the result of recovering demand for both industrial and fertilizer products. Prices for urea similarly rose against a backdrop of higher natural gas prices and increased downstream industrial demand for resins, adhesives, etc.
á Nitrogen solutions, nitric acid and ammonium nitrate all increased due to tighter supply.

 •  Ammonia and urea volumes were flat as increased demand in the US was tempered by higher prices.
á Nitrogen solutions volumes increased due to strong customer demand caused by comparatively-favorable spring planting conditions.
á Nitric acid volumes increased substantially, largely as a result of strengthened industrial demand associated with a recovering economy.

â Average natural gas costs in production, including hedge, increased 27 percent. Natural gas costs in Trinidad production increased 58 percent (contract prices primarily indexed to ammonia prices) while our US spot costs for natural gas in production increased 21 percent.
á Plants were more efficient as fewer shutdowns occurred.
 •  Ammonia and urea cost of goods sold variances were negative due to higher natural gas prices used in production while the other product lines were positive due to relatively lower-cost ammonia (which is purchased or transferred and not produced) being used at Geismar.

(1) Direction of arrows refer to impact on gross margin while the • symbol signifies a neutral impact.

The most significant contributors to the change in total gross margin year over year were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Realized prices increased as a result of higher natural gas prices and stronger industrial demand in 2010 compared to lower natural gas prices and weaker industrial demand in 2009.
â Ammonia volumes declined due to higher internal consumption which resulted in fewer tonnes being available for external sales.
â US produced urea volumes decreased due to less supply being available for sale (lost production from an interruption at Augusta, reduced production at Lima in 2010 and lower inventories) and offshore urea sales declining in favor of other nitrogen products.
á Nitrogen solutions volumes increased as a result of better planting conditions.
á Nitric acid volumes increased as a result of a stronger US economy and improved industrial demand for downstream products.

â Average natural gas costs in production, including hedge, increased 31 percent. Natural gas costs in Trinidad production increased 71 percent while our US spot costs for natural gas in production increased 19 percent.
á Reliability of all nitrogen plants improved in 2010 while turnaround costs were significantly higher in 2009 and a fire occurred at one of our Trinidad ammonia plants last year, impacting the cost variance in ammonia which was unfavorable compared to favorable for the other products.

 (1) Direction of arrows refer to impact on gross margin.

Expenses and Other Income

	Three Months Ended June 30				Six Months Ended June 30

				%				%
Dollars (millions)	2010	2009	Change	Change	2010	2009	Change	Change

Selling and administrative	$45.0	$53.4	$(8.4)	(16)	$94.5	$96.8	$(2.3)	(2)
Provincial mining and other taxes	17.2	(18.1)	35.3	n/m	39.7	14.9	24.8	166
Foreign exchange (gain) loss	(0.3)	37.9	(38.2)	n/m	8.9	7.7	1.2	16
Other income	147.3	188.4	(41.1)	(22)	175.5	223.4	(47.9)	(21)
Interest expense	22.7	26.5	(3.8)	(14)	53.2	49.7	3.5	7
Income taxes	174.3	71.6	102.7	143	356.7	(42.1)	398.8	n/m

n/m = not meaningful.

Selling and administrative expenses decreased due to lower accruals for deferred share units and our medium-term incentive plan (the price of our common shares fell during the three and six months ended June 30, 2010), which were offset, in part, by higher accruals for our short-term incentive plan (as a result of our financial performance being above budget compared to being below budget in the second quarter and first half of 2009).

Provincial mining and other taxes increased as a result of higher potash sales in the second quarter and first half of 2010. Saskatchewan Potash Production Taxes (which is comprised of a base tax per tonne of product sold, an additional tax based on mine profits and reduced by potash capital expenditures) were negative during the second quarter of 2009 as a result of annual estimates made in the first quarter of 2009 which were revised lower during the second quarter to reflect weaker than anticipated demand for potash in 2009.

Foreign exchange gains in the second quarter of 2010 resulted from a weakening Canadian dollar causing certain net monetary liabilities to be revalued lower in US dollars. In 2009, second quarter losses were due to a strengthening Canadian dollar. For the first six months of 2010 gains from a weaker Canadian dollar were offset by unrealized losses related to forward exchange contracts and losses on settlement of non-USD payables.

Other income decreased quarter over quarter and year over year due to a 2009 gain on disposal of auction rate securities and a dividend from Sinofert (both did not repeat in 2010), exceeding the increase in our share of earnings in SQM and a special dividend received from ICL in 2010 (not received last year).

The interest expense category decreased quarter over quarter as higher capitalized interest (due to the increased investments in property, plant and equipment) exceeded the increase in long term interest expense (due to higher interest rates, two bond issuances in the second quarter of 2009 and offset by lower average outstanding draws on our credit facilities). Year over year, the increase in long term interest expense (due to higher interest rates and increased debt outstanding) exceeded the increase in capitalized interest. Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended June 30				Six Months Ended June 30

Dollars (millions) —				%				%
except percentage amounts	2010	2009	Change	Change	2010	2009	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$3,430.1	$3,032.3	$397.8	13	$3,465.0	$2,694.5	$770.5	29
Weighted average interest rate	5.6%	4.8%	0.8%	17	5.5%	4.6%	0.9%	20
Short-term debt obligations
Weighted average outstanding	$451.2	$638.6	$(187.4)	(29)	$532.1	$583.0	$(50.9)	(9)
Weighted average interest rate	0.5%	1.5%	(1.0)%	(67)	0.5%	1.7%	(1.2)%	(71)

The weighted average interest rate on long-term debt obligations increased as there were more borrowings outstanding under our long-term credit facilities (with lower rates) in 2009 relative to the higher proportion of long-term bonds at higher interest rates in 2010. Rates on short-term debt obligations were higher in 2009 as a result of the global economic crisis, which reduced market liquidity and increased the cost of short-term borrowings.

Income taxes increased due to higher income before taxes. The effective tax rate including discrete items decreased to 27 percent from 28 percent quarter over quarter and increased to 28 percent from negative 9 percent year over year. The income tax expense in the second quarter of 2010 was impacted by a current income tax expense ($19.7 million) and a future income tax recovery ($11.2 million) to adjust the 2009 income tax provision to income tax returns filed in the second quarter of 2010, a current tax expense for international tax issues pertaining to transfer pricing ($8.2 million), and a future income tax recovery ($4.1 million) relating to a functional currency tax election by a subsidiary company for Canadian income tax purposes. Also occurring in the first half of 2010 was a current income tax expense ($18.2 million) to adjust the 2009 income tax provision to the income tax return filed in the first quarter of 2010 and a future income tax expense ($6.3 million) as a result of US legislative changes to Medicare Part D adopted during the first quarter of 2010. The second-quarter 2009 provision included a discrete tax adjustment resulting in a future income tax expense of $24.4 million related to a functional currency tax election of the parent company for Canadian income tax purposes. In 2009, an internal restructuring (tax rate reduction provided a non-cash future income tax recovery of $119.2 million) and an increase in permanent deductions in the US from prior years ($47.6 million current income tax recovery) resulted in the negative effective tax rate. Excluding discrete items, for the first six months of 2010, 80 percent of the effective tax rate pertained to current income taxes and 20 percent related to future income taxes. In 2009, the current income tax expense was 75 percent largely due to lower anticipated earnings.

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

Contractual Obligations and Other Commitments

Our operating leases, purchase commitments, other commitments and other long-term liabilities are summarized on page 56 of our 2009 financial review annual report. Significant changes from December 31, 2009, which include the reclassification of one of our long-term debt obligations to being due within one year, a decrease in the value of purchase commitments due to lower commodity prices and quantities taken under the contracts and an increase in commitments related primarily to our potash capital expansion projects, would have the following effect:

	June 30, 2010
		Changes To Payments Due By Period

Dollars (millions)	Total	Within 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt obligations	$(0.3)	$600.0	$(350.3)	$(250.0)	$-
Purchase commitments	(198.7)	(89.1)	(73.2)	(9.2)	(27.2)
Capital commitments	321.1	196.3	122.4	2.4	-
Other long-term liabilities(1)	106.0	17.3	(8.8)	(18.4)	115.9

Total	$228.1	$724.5	$(309.9)	$(275.2)	$88.7

(1)	Commitments originally reported on page 56 of our 2009 financial review annual report were corrected for the adjustments outlined in Note 18 to the unaudited interim condensed consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures

Page 20 of our 2009 financial review annual report outlines key construction projects and their expected cost and capacity expansion/debottlenecking. During 2010, we expect to incur capital expenditures, including capitalized interest, of approximately $1,685 million for opportunity capital, approximately $380 million to sustain operations at existing levels and approximately $40 million for site improvements.

The most significant potash projects on which funds are expected to be spent in 2010, excluding capitalized interest, are outlined in the table below:

				Expected Completion(1)	Forecasted
CDN Dollars (millions)	2010 Forecast	Total Forecast	Started	(Description)	Remaining Spending

Allan, Saskatchewan	$190	$550	2008	2012 (general expansion)	$420
Cory I, Saskatchewan	$470	$1,435	2007	2010 (red potash mill)	$290
Cory II, Saskatchewan(2)			2008	2012 (general expansion)
Picadilly, New Brunswick	$490	$1,660	2007	2012 (mine shaft and mill)	$850
Rocanville, Saskatchewan	$420	$2,800	2008	2014 (mine shaft and mill)	$2,200

(1)	Excludes ramp up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

(2)	2010 forecast, total forecast and forecasted remaining spending included in Cory I.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30

				%				%
Dollars (millions)	2010	2009	Change	Change	2010	2009	Change	Change

Cash provided by (used in) operating activities	$906.8	$(63.7)	$970.5	n/m	$1,695.3	$35.0	$1,660.3	n/m
Cash used in investing activities	(446.4)	(250.9)	(195.5)	78	(1,337.0)	(627.9)	(709.1)	113
Cash (used in) provided by financing activities	(392.5)	430.8	(823.3)	n/m	(377.0)	687.4	(1,064.4)	n/m

n/m = not meaningful.

The following table presents summarized working capital information as at June 30, 2010 compared to December 31, 2009:

				%
Dollars (millions) — except ratio amounts	June 30, 2010	December 31, 2009	Change	Change

Current assets	$1,967.2	$2,271.7	$(304.5)	(13)
Current liabilities	$(2,035.1)	$(1,577.4)	$(457.7)	29
Working capital	$(67.9)	$694.3	$(762.2)	n/m
Current ratio	0.97	1.44	(0.47)	(33)

n/m = not meaningful.

Liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings under our line of credit, commercial paper borrowings and draw-downs under our long-term revolving credit facilities. Our primary uses of funds are operational expenses, taxes, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities. Our working capital turned negative primarily due to our senior notes due May 31, 2011 being reclassified as current in the second quarter of 2010.

Cash provided by operating activities increased quarter over quarter and year over year due to an increase in net income, the elimination of the adjustment for the gain on disposal of auction rate securities experienced in 2009 and an increase in non-cash operating working capital changes. Increases in non-cash operating working capital were primarily the result of increased payables (the result of higher income taxes payable), decreased receivables (income taxes were receivable in 2009) and offset, in part, by inventories increasing in 2010 and decreasing in 2009

(fewer shutdowns year over year). In addition, increases in depreciation and amortization, provision for future income tax (recovery in 2009) and derivative instruments added to the increase year over year.

Cash used in investing activities increased quarter over quarter due to additions to property, plant and equipment. Approximately 84 percent (2009 — 71 percent) of our expenditures on property, plant and equipment related to the potash segment in the second quarter. Year over year, cash used in investing activities increased due to expenditures related to the potash segment (84 percent in 2010 and 70 percent in 2009) and the purchase of additional shares in ICL in the first quarter of 2010.

Cash was used in financing activities in the second quarter and first half of 2010 to repay long-term and short-term debt obligations (draws on credit facilities in the first quarter of 2010 were repaid during the second quarter of 2010) while in 2009 cash was provided by financing activities as senior notes issuances and draws on our commercial paper exceeded repayments of our credit facilities.

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

Principal Debt Instruments

	June 30, 2010

	Total	Amount Outstanding		Amount
Dollars (millions)	Amount	and Committed		Available

Credit facilities(1)	$3,250.0	$394.6		$2,855.4
Line of credit	75.0	38.6	(2)	36.4

(1)	The company increased the amount available under its commercial paper program from $750.0 million to $1,500.0 million in the second quarter. The amount available under the commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $394.6 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We pay floating rates of interest on our short-term debt and credit facilities and fixed rates on our senior notes. As of June 30, 2010, interest rates ranged from 0.69 percent to 0.85 percent on outstanding commercial paper denominated in Canadian dollars and 0.43 percent to 0.64 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $2,500.0 million and $750.0 million credit facilities mature December 11, 2012 and May 31, 2013, respectively. We also have a $75.0 million short-term line of credit that is available through June 2011 and an uncommitted $30.0 million letter of credit facility that is due on demand. Direct borrowings and outstanding letters of credit reduce the amount available. These facilities have financial tests and other covenants (described in note 11 to our 2009 annual consolidated financial statements) that if not complied with could result in accelerated repayments and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all such covenants as of June 30, 2010.

Our $3,350.0 million of senior notes were issued under US shelf registration statements.

For the first six months of 2010, our weighted average cost of capital was 10.1 percent (2009 — 9.9 percent), of which 89 percent represented equity (2009 — 89 percent).

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. In this regard, our credit ratings affect the interest rates at which we issue such debt. We continue to maintain investment grade credit ratings for our long-term debt. Specifically, Moody’s currently rates our total long-

term debt Baa1 with a stable outlook (no change from prior quarter) while Standard & Poor’s currently rates our long-term debt A- with a stable outlook (changed from negative outlook last quarter).

A downgrade of the credit rating of our long-term debt by Standard & Poor’s would increase the interest rates applicable to borrowings under our syndicated credit facilities, our line of credit and our letter of credit facility. In addition, our access to the Canadian commercial paper market, which is normally a source of same day cash for the company, depends primarily on maintaining our R1(Low) commercial paper credit rating by DBRS and our A-1(Low) commercial paper credit rating by Standard & Poor’s, as well as general conditions in the money markets.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Outstanding Share Data

We had 296,581,476 common shares issued and outstanding at June 30, 2010 compared to 295,975,550 common shares issued and outstanding at December 31, 2009. During the second quarter of 2010, the company issued 605,926 common shares pursuant to the exercise of stock options and our dividend reinvestment plan. At June 30, 2010, there were 12,564,243 options to purchase common shares outstanding under the company’s eight stock option plans, as compared to 12,709,425 under seven stock option plans at December 31, 2009.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) —	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share amounts	2010	2010	2009	2009	2009	2009	2008	2008

Sales	$1,437.8	$1,713.6	$1,099.1	$1,099.1	$856.0	$922.5	$1,870.6	$3,064.3

Gross margin	583.6	715.1	272.7	344.7	169.1	228.1	828.1	1,740.4

Net income	472.0	449.2	239.2	247.9	186.2	307.4	759.8	1,235.7

Net income per share — basic	1.59	1.52	0.81	0.84	0.63	1.04	2.53	4.06

Net income per share — diluted	1.55	1.47	0.79	0.82	0.61	1.01	2.47	3.93

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers, including us, in the Province of Saskatchewan. Sales to Canpotex for the quarter ended June 30, 2010 were

$323.0 million (2009 — $58.2 million). For the first six months of 2010, these sales were $591.2 million (2009 — $217.5 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2009 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2010.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and the audit committee has reviewed the disclosures described in this section.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2010, and Notes 1 and 17 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

International Financial Reporting Standards

Of particular note is the area of International Financial Reporting Standards (“IFRSs”). Publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs for fiscal years beginning on or after January 1, 2011. The Canadian securities regulatory authorities have granted the company exemptive relief permitting the company to prepare financial statements in accordance with IFRSs for financial periods beginning before January 1, 2011. The US Securities and Exchange Commission (“SEC”) also allows foreign private issuers to use IFRSs, without reconciliation to US GAAP, provided that their foreign private issuer status in the US is maintained. The company may seek to adopt IFRSs in late 2010.

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

The following table summarizes the key elements of the company’s plan for transitioning to IFRSs and the progress made against each activity. The main changes to the status of these key elements from that disclosed in the company’s quarterly report on 10-Q for the three months ended March 31, 2010 relate to: the preliminary drafting of restated financial statements and management’s discussion and analysis under IFRSs for the first quarter of 2010; and progress on the company’s IFRSs training program.

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

• Preliminary pro forma 2009 financial statements were reviewed by the audit committee in Q1 2010. To prepare for the possible early adoption of IFRSs in 2010, rather than at January 1, 2011, restated MD&A, financial statements and note disclosures for Q1 2010 are being drafted and reviewed internally
• Draft note disclosures have been prepared for most areas of IFRSs
• Effects of the conversion are being quantified as work on each area of IFRSs progresses — see summaries of estimated adjustments at the end of this section

Training and communication:
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

• Key employees involved with implementation have completed or are in the process of completing topic-specific training
• Regular awareness presentations are provided at various forums to prepare personnel for the changeover
• Training is being conducted using a three-tiered approach with more detailed training provided for practitioners and higher-level training provided for other personnel. Detailed training is approximately one-third complete with the remainder planned to be completed by the end of Q3 2010. Development of group training is in progress and is planned to be delivered between September and November 2010
• Communication to external stakeholders has been ongoing through our MD&A disclosures. Further refinement of expected impacts of the IFRSs conversion will occur in each period up to adoption of IFRSs

Key Activities	Milestones	Status
Business impacts:
• Identify impacts of conversion on contracts including financial covenants and compensation arrangements • Identify impacts of conversion on taxation	• Impacts on contracts identified by Q4 2009 • Taxation impacts identified prior to changeover
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
• For all changes to policies and procedures identified, assess effectiveness of internal controls over financial reporting and disclosure controls and procedures and implement any necessary changes
• Design and implement internal controls over the IFRSs changeover process
• Sign-off by internal controls group on effectiveness of internal controls prior to changeover • Internal controls over IFRSs changeover process in place by 2009
• Assessments and sign-offs have been provided for completed work streams and will continue as the remaining work streams progress
• Specific controls have been established and documented in relation to the IFRSs changeover process

First-Time Adoption of IFRSs

Most adjustments required on transition to IFRSs will be made retrospectively against opening retained earnings as of the date of the first comparative balance sheet presented based on standards applicable at that time. “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”) provides entities adopting IFRSs for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRSs. The most significant IFRS 1 exemptions that are expected to apply to the company upon adoption are summarized on pages 67 and 68 of our 2009 financial review annual report.

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

The key areas where we expect that accounting policies may differ and where accounting policy decisions are necessary that may impact the company’s consolidated financial statements were set out on pages 69 to 72 of our 2009 financial review annual report and updated on page 48 of our quarterly report on Form 10-Q for the three months ended March 31, 2010. In addition to those previously listed key differences, the following additional impacts have been identified in relation to share-based payments and hedge accounting.

Accounting Policy Area	Impact of Policy Adoption
Share-Based Payments	Differences from existing Canadian GAAP: IFRS 2, “Share-Based Payments”, requires an estimate of compensation cost to be recognized in relation to performance options for which service has commenced but which have not yet been granted. The compensation cost recognized would then be trued up once options have been granted. Under Canadian GAAP, compensation cost is first recognized when the options are granted. This will create a timing difference between IFRSs and Canadian GAAP, in terms of when compensation cost relating to employee service provided in the first quarter of the year is recognized
Expected transition impact: In 2010, net income will decrease in Q1 and increase in Q2 by $13 million (2009 — decrease in Q1 and increase in Q2 by $16 million). Net income for annual periods will not be affected
Expected future impact: In each future year, compensation expense relating to performance options for which service has commenced but which have not yet been granted will be recognized commencing in Q1. Net income for annual periods will not be affected

Accounting Policy Area	Impact of Policy Adoption
Hedge Accounting (Updated from 2009 financial review annual report)	Differences from existing Canadian GAAP: Under Canadian GAAP, a short-cut method for assessing hedge effectiveness is permitted if the critical terms of the hedged item and hedging instrument match. This method is not permitted under IFRSs. The company has certain deferred amounts relating to the previous use of this method under Canadian GAAP. However, because the previously designated hedging relationship was of a type that would have qualified for hedge accounting under IFRSs, the provisions of IFRS 1, “First-Time Adoption of International Financial Reporting Standards”, allow the company to discontinue hedge accounting prospectively. Because hedge accounting had already been discontinued prospectively under Canadian GAAP, no adjustment will be necessary as a result of adopting IFRSs
Expected transition impact: None
Expected future impact: None

The summary of expected areas of significance on pages 69 to 72 of our financial review annual report (as updated above) should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, our assessment of the impacts of certain differences is still in process and not all decisions have been made where choices of accounting policies are available. Moreover, until our adoption date is finalized and we have prepared a full set of annual financial statements under IFRSs, we will not be able to determine or precisely quantify all of the impacts that will result from converting to IFRSs. The standard-setting bodies that promulgate Canadian GAAP and IFRSs have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. In particular, we expect that there may be additional new or revised IFRSs in relation to consolidation, financial instruments, employee benefits, joint ventures and financial statement presentation. We have processes in place to ensure that such potential changes are monitored and evaluated. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described are those existing based on Canadian GAAP and IFRSs as of August 6, 2010.

The following unaudited tables show the impacts of the differences between IFRSs and Canadian GAAP which have been identified to date, assuming IFRSs were adopted with a transition date (date of opening IFRSs balance sheet) of January 1, 2009 and the mandatory and optional exemptions and policy choices described on pages 67 to 72 of our 2009 financial review annual report were applied.

Estimated Adjustments to Net Income on Adoption of IFRSs

(Unaudited)
In millions of US dollars

For the Year Ended December 31	2009

Net Income Under Canadian GAAP	$987.8
IFRSs adjustments to net income (based on differences identified to date):
Policy choices
Employee benefits — Actuarial gains and losses	28.6
Provisions — Changes in decommissioning liabilities	TBD
Other
Employee benefits — Past service costs	17.3
Employee benefits — Canadian GAAP transition amounts	0.2
Borrowing costs	(8.4)
Impairment of assets	(1.0)
Share-based payments	2.4
Income taxes — Tax effect of above differences	(14.8)
Income tax related GAAP differences — Quantified differences	(125.1)
— Not yet quantified	TBD

Revised net income under IFRSs is not presented since assessment of differences has not been completed for all areas. The above adjustments assume a date of transition to IFRSs (date of opening statement of financial position) of January 1, 2009. If the company’s actual date of transition to IFRSs were to differ from this assumption, certain transitional adjustments would be re-measured.

TBD = To be determined.

Estimated Adjustments to Shareholders’ Equity on Adoption of IFRSs

	(Unaudited)
	In millions of US dollars

As at December 31	2009	2008

Shareholders’ Equity Under Canadian GAAP	$6,500.7	$4,588.9
IFRSs adjustments to shareholders’ equity (based on differences identified to date):
Policy choices
Employee benefits — Actuarial gains and losses	(364.7)	(369.3)
Provisions — Changes in decommissioning liabilities	TBD	TBD
Other
Employee benefits — Past service costs	14.2	(3.1)
Employee benefits — Canadian GAAP transition amounts	(2.6)	(2.8)
Borrowing costs	(14.8)	(6.4)
Impairment of assets	9.4	10.4
Share-based payments	2.4	-
Income taxes — Tax effect of above differences	130.9	137.4
Income tax related GAAP differences — Quantified differences	16.6	15.4
— Not yet quantified	TBD	TBD

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

The risks of greatest potential impact to potash reported in the 2009 financial review annual report include market supply imbalances which may result from fluctuations in global demand for product or from additional competitor supply, inadequacy of the transportation and distribution infrastructure to timely accommodate the volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers and undertaking sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan, Saskatchewan mitigation includes ground penetrating radar development and the installation of protective canopies on mining machines.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

OUTLOOK

While the powerful long-term drivers of the fertilizer business — population growth and economic expansion in developing nations that are creating demand for more and better food — changed little as a result of the global downturn, the catalysts expected to fuel near-term demand appear to be accelerating. Strong grain consumption continues to tighten global supplies, despite consecutive record harvests in many key growing regions in recent years that have drawn down soil nutrient levels. With weather-related crop production concerns in many growing regions, including Canada, Europe and the former Soviet Union, the world is starting to focus once again on agriculture. As a result, prices for crop commodities are strengthening — returns for key crops such as corn are projected to be the second highest on record — providing farmers with greater motivation to maximize yields. This is creating a platform for growth for the fertilizer sector — and particularly potash, where nutrient imbalances are most pronounced.

With first-half potash demand estimated between 25 and 27 million tonnes, the recovery in demand continues to be aligned with our expectation that global shipments in 2010 will be approximately 50 million tonnes. Fertilizer buyers have re-engaged and consumption in most major potash markets — the primary exception being China — is forecast to return to levels near those prior to the global economic downturn. India is expected to approach record demand in 2010 as a result of forecast normal monsoon rains and the need to increase yields to stem rising food price inflation. We expect demand from other Asian countries to also remain strong for the remainder of the year due to supportive grower economics and the need to satisfy potassium-intensive crops such as oil palm. Higher soybean prices have improved farmer returns in Latin America and, with significant fertilizer requirements to feed their nutrient-deficient soils, we expect demand to increase in the third quarter, their key purchasing season. In North America, we believe a number of factors will encourage strong second-half demand, including supportive crop commodity prices, an anticipated early harvest providing an extended window for fall fertilizer applications and limited distributor inventories. With scheduled summer maintenance shutdowns expected to result in lower operating rates, we anticipate that potash supply — and producer inventories — will tighten in the third quarter.

The return to a 50-million-tonne global potash market reflects more normal consumption patterns in most major markets — and is being achieved despite limited shipments to China and without a demonstrated commitment to restocking the global supply chain.

While China has been the slowest market to return, several factors give us confidence in the future growth of demand in that country. Increasing pressure on its grain and oilseed inventories is leading to rising soybean imports and the first meaningful corn imports since 1996. Corn reserves — already under pressure from a production shortfall in 2009 — are reportedly under additional stress this growing season because of adverse weather conditions and nutrient deficiencies. This is leading to higher domestic commodity prices that are well above global averages and, we believe, will provide incentive for farmers to improve production. At the same time, the Chinese government is investing significantly in agricultural support and education. We expect China may need to supplement its potash supply with additional imports in 2010 and, more significantly, that 2011 consumption will rebound to pre-downturn levels.

With the expectation of full engagement from all key markets, we anticipate that demand will be approximately 55 million tonnes in 2011, closer to the historical trend-line level. While this would be a significant rebound, it would not address the need to restock the global distribution chain. In an industry that we believe will have an estimated operational capability of approximately 60 million tonnes in 2011, this is expected to result in significantly tighter supply/demand fundamentals (operating rates above 90 percent of capability) and the potential for margin improvement.

We estimate our 2010 potash segment gross margin will be $1.4-$1.7 billion and total shipments within the range of 7.5-7.8 million tonnes. In phosphate, limited producer inventories, strong demand and the expectation of lower input costs for sulfur are anticipated to create strong margins for the balance of the year, while nitrogen gross margin is expected to be supported by strong demand, higher natural gas costs in key exporting regions and tight inventories. We anticipate phosphate and nitrogen to generate combined total gross margin of $600-$800 million for the full year. Other income for 2010 is now forecast to be $250-$300 million and our effective tax rate for the second half to approximate 25 percent.

Given these factors, PotashCorp forecasts 2010 net income per share to be in the range of $5.00-$5.50, including third-quarter earnings of $0.80-$1.20 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after June 30, 2010, are forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the recent global financial crisis and conditions and changes in credit markets; the results of sales contract negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2009 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)

10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)

10(m)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-Q	9/30/2009

10(n)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(p)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008	10(r)

10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10(t)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(u)

10(u)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(v)

10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(w)

10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(x)

10(x)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10(y)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

10(z)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

10(aa)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10(bb)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

10(cc)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(dd)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)

10(ee)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(ff)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10(gg)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

10(hh)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10(ii)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10(jj)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(kk)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(ll)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(mm)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(nn)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF
SASKATCHEWAN INC.

August 6, 2010

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

August 6, 2010

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

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)

10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)

10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)

10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)

10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)

10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)

10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)

10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)

10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)

10(m)	Short-Term Incentive Plan of the registrant effective January 2000, as amended.	10-Q	9/30/2009

10(n)	Resolution and Forms of Agreement for Supplemental Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(p)	Amended and restated Supplemental Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Retirement Income Plan.	10-K	12/31/2008	10(r)

10(r)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(s)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2006

10(t)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(u)

10(u)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(v)

10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 2006, between the registrant and Wayne R. Brownlee concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(w)

10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Retirement Income Plan.	10-K	12/31/2008	10(x)

10(x)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

10(y)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

10(z)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

10(aa)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)

10(bb)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)

10(cc)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(dd)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)

10(ee)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2004	10(jj)

Incorporated By
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

10(ff)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)

10(gg)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

10(hh)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

10(ii)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

10(jj)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(kk)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(ll)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(mm)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(nn)	Medium-Term Incentive Plan of the registrant effective January 2009.	10-K	12/31/2008	10(qq)

11	Statement re Computation of Per Share Earnings.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.