Form 10-Q
period 2010-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2010-11-05
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As at October 31, 2010, Potash Corporation of Saskatchewan Inc. had 297,686,739 Common Shares outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars except share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009(1)

Assets
Current assets
Cash and cash equivalents	$359.8	$385.4
Receivables (Note 2)	975.1	1,137.9
Inventories (Note 3)	507.8	623.5
Prepaid expenses and other current assets	132.3	124.9

	1,975.0	2,271.7
Property, plant and equipment	7,579.7	6,413.3
Investments	4,459.5	3,760.3
Other assets	402.3	359.9
Intangible assets	18.5	20.0
Goodwill	97.0	97.0

	$14,532.0	$12,922.2

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$993.4	$728.8
Payables and accrued charges	1,114.7	796.8
Current portion of derivative instrument liabilities	92.1	51.8

	2,200.2	1,577.4
Long-term debt (Note 4)	2,721.6	3,319.3
Derivative instrument liabilities	223.6	123.2
Future income tax liability	967.7	962.4
Accrued pension and other post-retirement benefits	295.0	280.8
Accrued environmental costs and asset retirement obligations	267.8	215.1
Other non-current liabilities and deferred credits	5.6	4.2

	6,681.5	6,482.4

Contingencies and Guarantees (Notes 15 and 16, respectively)
Shareholders’ Equity (Note 7)
Share capital	1,481.6	1,430.3
Unlimited authorization of common shares without par value; issued and outstanding 297,559,913 and 295,975,550 at September 30, 2010 and December 31, 2009, respectively
Unlimited authorization of first preferred shares; none outstanding
Contributed surplus	160.1	149.5
Accumulated other comprehensive income	1,762.9	1,648.8
Retained earnings	4,445.9	3,211.2

	7,850.5	6,439.8

	$14,532.0	$12,922.2

(1)	Corrected as described in Note 18.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Operations and Retained Earnings
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009(1)	2010	2009(1)

Sales (Note 6)	$1,575.0	$1,099.1	$4,726.4	$2,877.6
Less: Freight	81.1	53.7	250.4	130.2
Transportation and distribution	37.9	36.3	122.8	101.0
Cost of goods sold	892.7	664.4	2,491.2	1,904.5

Gross Margin	563.3	344.7	1,862.0	741.9

Selling and administrative	75.2	35.9	169.7	132.7
Provincial mining and other taxes	16.2	2.1	55.9	17.0
Foreign exchange (gain) loss	(1.7)	(9.0)	7.2	(1.3)
Other income (Note 9)	(65.6)	(41.2)	(241.1)	(264.6)

	24.1	(12.2)	(8.3)	(116.2)

Operating Income	539.2	356.9	1,870.3	858.1
Interest Expense (Note 10)	16.5	31.1	69.7	80.8

Income Before Income Taxes	522.7	325.8	1,800.6	777.3
Income Taxes (Note 11)	120.0	77.9	476.7	35.8

Net Income	$402.7	$247.9	1,323.9	741.5

Retained Earnings, Beginning of Period			3,211.2	2,348.5
Dividends			(89.2)	(88.7)

Retained Earnings, End of Period			$4,445.9	$3,001.3

Net Income Per Share (Note 12)
Basic	$1.36	$0.84	$4.47	$2.51
Diluted	$1.32	$0.82	$4.34	$2.44

Dividends Per Share	$0.10	$0.10	$0.30	$0.30

(1)	Corrected as described in Note 18.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009(1)	2010	2009(1)

Operating Activities
Net income	$402.7	$247.9	$1,323.9	$741.5

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	96.4	83.4	297.4	227.5
Stock-based compensation	3.0	3.6	21.6	26.2
Loss (gain) on disposal of property, plant and equipment
and long-term investments	0.2	7.0	3.5	(106.9)
Foreign exchange on future income tax and miscellaneous items	(0.4)	1.1	1.7	(1.0)
(Recovery of) provision for future income tax	(10.8)	140.3	50.0	64.0
Undistributed earnings of equity investees	(51.0)	(32.5)	(78.5)	(1.3)
Derivative instruments	(9.3)	(28.2)	4.2	(70.0)
Other long-term liabilities	(31.2)	(62.8)	6.0	(32.6)

Subtotal of adjustments	(3.1)	111.9	305.9	105.9

Changes in non-cash operating working capital
Receivables	(174.8)	(139.0)	174.6	52.9
Inventories	146.8	9.4	117.1	70.5
Prepaid expenses and other current assets	(12.8)	44.4	(44.7)	(9.2)
Payables and accrued charges	145.0	46.2	322.3	(605.8)

Subtotal of changes in non-cash operating working capital	104.2	(39.0)	569.3	(491.6)

Cash provided by operating activities	503.8	320.8	2,199.1	355.8

Investing Activities
Additions to property, plant and equipment	(504.6)	(424.5)	(1,394.1)	(1,190.2)
Purchase of long-term investments	-	-	(422.3)	-
Proceeds from disposal of property, plant and equipment and long-term investments	0.2	0.1	0.5	148.4
Other assets and intangible assets	(2.2)	(25.6)	(27.7)	(36.1)

Cash used in investing activities	(506.6)	(450.0)	(1,843.6)	(1,077.9)

Cash before financing activities	(2.8)	(129.2)	355.5	(722.1)

Financing Activities
Proceeds from long-term debt obligations	-	1,478.7	400.0	4,033.7
Repayment of and finance costs on long-term debt obligations	-	(1,062.2)	(400.4)	(3,291.4)
Proceeds from (repayment of) short-term debt obligations	0.4	(246.2)	(332.0)	165.3
Dividends	(29.8)	(29.2)	(89.0)	(87.9)
Issuance of common shares	25.3	8.0	40.3	16.8

Cash (used in) provided by financing activities	(4.1)	149.1	(381.1)	836.5

(Decrease) Increase in Cash and Cash Equivalents	(6.9)	19.9	(25.6)	114.4
Cash and Cash Equivalents, Beginning of Period	366.7	371.3	385.4	276.8

Cash and Cash Equivalents, End of Period	$359.8	$391.2	$359.8	$391.2

Cash and cash equivalents comprised of:
Cash	$91.1	$98.5	$91.1	$98.5
Short-term investments	268.7	292.7	268.7	292.7

	$359.8	$391.2	$359.8	$391.2

Supplemental cash flow disclosure
Interest paid	$1.2	$10.1	$54.9	$56.1
Income taxes paid (recovered)	$64.3	$3.0	$(76.0)	$739.2

(1)	Corrected as described in Note 18.

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Net of related income taxes)	2010	2009(1)	2010	2009(1)

Net Income	$402.7	$247.9	$1,323.9	$741.5

Other comprehensive income
Net increase in unrealized gains on available-for-sale securities(2)	924.1	115.8	202.1	553.4
Net losses on derivatives designated as cash flow hedges(3)	(60.9)	(11.1)	(124.8)	(39.9)
Reclassification to income of net losses on cash flow hedges(4)	12.5	14.5	36.1	39.9
Unrealized foreign exchange gains on translation of self-sustaining foreign operations	1.5	4.7	0.1	12.0
Share of other comprehensive income of equity investees	3.0	-	0.6	-

Other Comprehensive Income	880.2	123.9	114.1	565.4

Comprehensive Income	$1,282.9	$371.8	$1,438.0	$1,306.9

(1)	Corrected as described in Note 18.

(2)	Available-for-sale securities are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited and investments in auction rate securities. The amounts are net of income taxes of $NIL (2009 — $NIL) for the three months ended September 30, 2010 and $NIL (2009 — $26.5) for the nine months ended September 30, 2010.

(3)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(36.8) (2009 — $(6.8)) for the three months ended September 30, 2010 and $(75.5) (2009 — $(24.3)) for the nine months ended September 30, 2010.

(4)	Net of income taxes of $7.5 (2009 — $8.9) for the three months ended September 30, 2010 and $21.8 (2009 — $24.3) for the nine months ended September 30, 2010.

Condensed Consolidated Statements of Accumulated Other Comprehensive Income
(in millions of US dollars)
(unaudited)

	September 30,	December 31,
(Net of related income taxes)	2010	2009(1)

Unrealized gains on available-for-sale securities(2)	$1,952.5	$1,750.4
Net unrealized losses on derivatives designated as cash flow hedges(3)	(200.1)	(111.4)
Unrealized foreign exchange gains on self-sustaining foreign operations(4)	9.9	9.8
Share of other comprehensive income of equity investees(5)	0.6	-

Accumulated other comprehensive income	1,762.9	1,648.8
Retained earnings	4,445.9	3,211.2

Accumulated Other Comprehensive Income and Retained Earnings	$6,208.8	$4,860.0

(1)	Corrected as described in Note 18.

(2)	$2,102.9 before income taxes (2009 — $1,900.8).

(3)	$(320.0) before income taxes (2009 — $(177.6)).

(4)	$9.9 before income taxes (2009 — $9.8).

(5)	$0.6 before income taxes (2009 — $NIL).

(See Notes to the Condensed Consolidated Financial Statements)

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2010
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

Recent Accounting Pronouncements

IFRSs

International Financial Reporting Standards (“IFRSs”) have been incorporated into the CICA Accounting Handbook effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. At this date, publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs. Incorporation of IFRSs into the CICA Accounting Handbook makes possible the early adoption of IFRSs by Canadian entities. The company is currently reviewing the standards to determine the potential impact on its consolidated financial statements.

2.	Receivables

	September 30,	December 31,
	2010	2009

Trade accounts — Canpotex Limited (“Canpotex”)	$183.1	$164.3
— Other	502.0	264.4
Less allowance for doubtful accounts	(8.4)	(8.4)

	676.7	420.3
Margin deposits on derivative instruments	224.1	108.9
Income taxes receivable	27.2	287.4
Provincial mining and other taxes receivable	-	234.6
Other non-trade accounts	47.1	86.7

	$975.1	$1,137.9

3.	Inventories

	September 30,	December 31,
	2010	2009

Finished products	$184.6	$303.1
Intermediate products	141.9	158.9
Raw materials	58.4	50.6
Materials and supplies	122.9	110.9

	$507.8	$623.5

	Three Months Ended		Nine Months Ended
	September 30		September 30
Items affecting cost of goods sold	2010	2009	2010	2009

Expensed inventories	$826.9	$579.5	$2,313.3	$1,581.3
Writedowns of finished products	-	5.0	4.5	45.2
Writedowns of intermediate products	-	4.7	0.3	4.7
Writedowns of raw materials	-	1.4	-	1.4
Reserves for obsolete materials and supplies	0.5	0.5	1.5	1.8
Reversals of writedowns	(0.4)	(1.7)	(2.1)	(7.3)

	$827.0	$589.4	$2,317.5	$1,627.1

The carrying amount of inventory recorded at net realizable value was $0.6 at September 30, 2010 and $33.5 at December 31, 2009 with the remaining inventory recorded at cost.

4.	Long-Term Debt

During the three months ended September 30, 2010, the company did not receive any proceeds nor make any repayments under its long-term credit facilities. During the nine months ended September 30, 2010, the company received proceeds from its long-term credit facilities of $400.0, and made repayments of $400.0 under these facilities.

During the second quarter of 2010, the company classified the $600.0 aggregate principal amount of 7.750 percent senior notes due May 31, 2011 as current.

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

The company includes net debt and adjusted shareholders’ equity as components of its capital structure. The calculation of net debt, adjusted shareholders’ equity and adjusted capital are set out in the following table:

	September 30,	December 31,
	2010	2009

Short-term debt and current portion of long-term debt	$993.4	$728.8
Long-term debt	2,721.6	3,319.3

Total debt	3,715.0	4,048.1
Less: cash and cash equivalents	359.8	385.4

Net debt	3,355.2	3,662.7

Shareholders’ equity	7,850.5	6,439.8
Less: accumulated other comprehensive income	1,762.9	1,648.8

Adjusted shareholders’ equity	6,087.6	4,791.0

Adjusted capital(1)	$9,442.8	$8,453.7

(1)	Adjusted capital = (total debt – cash and cash equivalents) + (shareholders’ equity – accumulated other comprehensive income).

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

	As At or For the
	12 Months Ended
	September 30,	December 31,
	2010	2009

Components of ratios
Adjusted EBITDA (12 months ended)	$2,575.0	$1,377.6
Net debt	$3,355.2	$3,662.7
Adjusted interest expense (12 months ended)	$219.2	$189.1
Adjusted capital	$9,442.8	$8,453.7
Ratios
Adjusted EBITDA to adjusted interest expense(1)	11.7	7.3
Net debt to adjusted EBITDA(2)	1.3	2.7
Net debt to adjusted capital(3)	35.5%	43.3%

(1)	Adjusted EBITDA to adjusted interest expense = adjusted EBITDA (12 months ended) / adjusted interest expense (12 months ended).

(2)	Net debt to adjusted EBITDA = (total debt – cash and cash equivalents) / adjusted EBITDA (12 months ended).

(3)	Net debt to adjusted capital = (total debt – cash and cash equivalents) / (total debt – cash and cash equivalents + shareholders’ equity – accumulated other comprehensive income).

The company monitors its capital structure and, based on changes in economic conditions, may adjust the structure through adjustments to the amount of dividends paid to shareholders, repurchase of shares, issuance of new shares or issuance of new debt.

The increase in adjusted EBITDA to adjusted interest expense is a result of adjusted EBITDA increasing more than the increase in adjusted interest expense. The net-debt-to-adjusted-EBITDA ratio decreased as net debt decreased and adjusted EBITDA increased. Net-debt-to-adjusted-capital ratio decreased as net debt decreased and adjusted capital increased.

The calculations of the twelve-month trailing net income, adjusted EBITDA, interest expense and adjusted interest expense are set out in the following tables:

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	September 30,	September 30,	June 30,	March 31,	December 31,	December 31,
	2010	2010	2010	2010	2009	2009

Net income	$1,563.1	$402.7	$472.0	$449.2	$239.2	$980.7
Income taxes	520.1	120.0	174.3	182.4	43.4	79.2
Interest expense	109.8	16.5	22.7	30.5	40.1	120.9
Depreciation and amortization	382.0	96.4	99.9	101.1	84.6	312.1
Gain on disposal of auction rate securities	-	-	-	-	-	(115.3)

Adjusted EBITDA	$2,575.0	$635.6	$768.9	$763.2	$407.3	$1,377.6

	Twelve					Twelve
	Months Ended	Three Months Ended				Months Ended
	September 30,	September 30,	June 30,	March 31,	December 31,	December 31,
	2010	2010	2010	2010	2009	2009

Interest expense	$109.8	$16.5	$22.7	$30.5	$40.1	$120.9
Interest capitalized to property, plant and equipment	109.4	37.0	30.3	20.7	21.4	68.2

Adjusted interest expense	$219.2	$53.5	$53.0	$51.2	$61.5	$189.1

6.	Segment Information

The company has three reportable business segments: potash, phosphate and nitrogen. These business segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2010

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$637.2	$536.0	$401.8	$-	$1,575.0
Freight	40.1	30.6	10.4	-	81.1
Transportation and distribution	15.0	13.5	9.4	-	37.9
Net sales — third party	582.1	491.9	382.0	-
Cost of goods sold	218.6	392.4	281.7	-	892.7
Gross margin	363.5	99.5	100.3	-	563.3
Depreciation and amortization	26.8	46.1	21.1	2.4	96.4
Inter-segment sales	-	-	27.6	-	-

	Three Months Ended September 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$423.4	$357.4	$318.3	$-	$1,099.1
Freight	16.8	24.3	12.6	-	53.7
Transportation and distribution	9.2	13.9	13.2	-	36.3
Net sales — third party	397.4	319.2	292.5	-
Cost of goods sold	146.0	276.5	241.9	-	664.4
Gross margin	251.4	42.7	50.6	-	344.7
Depreciation and amortization	13.2	43.1	25.1	2.0	83.4
Inter-segment sales	-	-	23.3	-	-

	Nine Months Ended September 30, 2010

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$2,170.4	$1,300.8	$1,255.2	$-	$4,726.4
Freight	142.9	75.2	32.3	-	250.4
Transportation and distribution	59.5	31.3	32.0	-	122.8
Net sales — third party	1,968.0	1,194.3	1,190.9	-
Cost of goods sold	691.5	966.7	833.0	-	2,491.2
Gross margin	1,276.5	227.6	357.9	-	1,862.0
Depreciation and amortization	84.4	136.5	70.1	6.4	297.4
Inter-segment sales	-	-	81.1	-	-

	Nine Months Ended September 30, 2009

	Potash	Phosphate	Nitrogen	All Others	Consolidated

Sales	$903.3	$1,012.0	$962.3	$-	$2,877.6
Freight	34.1	58.3	37.8	-	130.2
Transportation and distribution	24.4	34.8	41.8	-	101.0
Net sales — third party	844.8	918.9	882.7	-
Cost of goods sold	320.6	849.9	734.0	-	1,904.5
Gross margin	524.2	69.0	148.7	-	741.9
Depreciation and amortization	26.6	120.0	74.3	6.6	227.5
Inter-segment sales	-	-	44.1	-	-

Assets	Potash	Phosphate	Nitrogen	All Others	Consolidated

Assets at September 30, 2010	$5,346.9	$2,479.0	$1,834.6	$4,871.5	$14,532.0
Assets at December 31, 2009	4,708.3	2,356.8	1,688.6	4,168.5	12,922.2
Change in assets	638.6	122.2	146.0	703.0	1,609.8
Additions to property, plant and equipment	1,167.8	138.2	65.7	22.4	1,394.1

In January and February 2010, the company purchased additional shares in Israel Chemicals Ltd. (“ICL”) for cash consideration of $420.1, increasing its ownership percentage to 14 percent. In conjunction with this purchase, the company incurred a loss of $2.2 on a foreign exchange contract.

7.	Shareholders’ Equity

Shareholder Rights Plan

During the third quarter of 2010, the Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). In connection with the adoption of the Rights Plan, the Board of Directors authorized the issuance of one share purchase right in respect of each common share of PotashCorp outstanding as of the close of business on August 16, 2010 (and each share issued thereafter, subject to the limitations set out in the Rights Plan). Under the terms of the Rights Plan, the rights will become exercisable if a person, together with its affiliates, associates and joint actors, acquires or announces an intention to acquire beneficial ownership of shares which, when aggregated with its current holdings, total 20 percent or more of PotashCorp’s outstanding common shares, subject to the ability of the Board of Directors to defer the time at which the rights become exercisable and to waive the application of the Rights Plan.

Following the acquisition of more than 20 percent of the outstanding common shares by any person (and its affiliates, associates and joint actors), each right held by a person other than the acquiring person (and its affiliates, associates and joint actors) would, upon exercise, entitle the holder to purchase common shares at a substantial discount to the then prevailing market price. The Rights Plan permits the acquisition of control of PotashCorp through a “permitted bid”, a “competing permitted bid” or a negotiated transaction. A permitted bid is one that, among other things, is made to all holders of shares, is open for a minimum of 90 days and is conditioned on more than 50% of the outstanding common shares of the company held by Independent Shareholders (as defined in the Rights Plan) being deposited to the bid and a further 10 business day extension of the bid should this condition be met.

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

As of September 30, 2010, options to purchase a total of 444,700 common shares had been granted under the plan. The weighted average fair value of options granted was $47.88 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.40
Expected volatility	50%
Risk-free interest rate	2.61%
Expected life of options	5.9 years

8.	Pension and Other Post-Retirement Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
Defined Benefit Pension Plans	2010	2009	2010	2009

Service cost	$5.0	$4.3	$15.0	$12.9
Interest cost	11.7	11.1	35.1	33.3
Expected return on plan assets	(11.6)	(9.6)	(34.8)	(28.8)
Net amortization and change in valuation allowance	6.3	7.2	18.7	21.6

Net expense	$11.4	$13.0	$34.0	$39.0

	Three Months		Nine Months
	Ended September 30		Ended September 30
Other Post-Retirement Plans	2010	2009	2010	2009

Service cost	$1.7	$1.5	$5.2	$4.6
Interest cost	4.1	4.1	12.1	12.4
Net amortization	(0.6)	0.2	(1.6)	0.5

Net expense	$5.2	$5.8	$15.7	$17.5

For the three months ended September 30, 2010, the company contributed $46.6 to its defined benefit pension plans, $6.2 to its defined contribution pension plans and $2.9 to its other post-retirement plans. Contributions for the nine months ended September 30, 2010 were $50.8 to its defined benefit pension plans, $18.3 to its defined contribution pension plans and $6.5 to its other post-retirement plans. Total 2010 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 15 to the consolidated financial statements in the company’s 2009 financial review annual report.

9.	Other Income

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

Share of earnings of equity investees	$51.0	$32.5	$121.6	$100.2
Dividend income	24.6	11.4	139.0	51.8
Gain on disposal of auction rate securities	-	-	-	115.3
Other	(10.0)	(2.7)	(19.5)	(2.7)

	$65.6	$41.2	$241.1	$264.6

Included in other are financial advisory, legal and other fees incurred during the quarter ended September 30, 2010 relating to PotashCorp’s response actions to the commencement by BHP Billiton Development 2 (Canada) Limited, a wholly owned indirect subsidiary of BHP Billiton Plc (“BHP”), of an unsolicited offer to purchase all of PotashCorp’s outstanding common shares (the “BHP Offer”). The company will be required to pay additional fees to its financial advisors in connection with the BHP Offer. A significant portion of the fees payable to each of the company’s financial advisors in connection with their respective engagements is payable on consummation of certain transactions with one or more third parties, including upon consummation of the BHP Offer, in the event the company does not consummate the BHP Offer and/or if certain other transactions with any party occur before a certain date.

10.	Interest Expense

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

Interest expense on
Short-term debt	$1.9	$3.6	$5.8	$17.3
Long-term debt	52.8	46.0	158.4	119.8
Interest capitalized to property, plant and equipment	(37.0)	(16.8)	(88.0)	(46.8)
Interest income	(1.2)	(1.7)	(6.5)	(9.5)

	$16.5	$31.1	$69.7	$80.8

11.	Income Taxes

For the three months ended September 30, 2010, the company’s income tax expense was $120.0. This compared to an expense of $77.9 for the same period last year. For the nine months ended September 30, 2010, the company’s income tax expense was $476.7 (2009 — $35.8). The actual effective tax rate, including discrete items, for the three and nine months ended September 30, 2010 was 23 percent and 26 percent, respectively, compared to 24 percent and 5 percent for the three and nine months ended September 30, 2009.

The income tax expense for the nine months ended September 30, 2010 included the following discrete items:

•	To adjust the 2009 income tax provision to the income tax returns filed, an income tax expense of $18.2, $8.5 and $7.3 was recorded in the first, second, and third quarters, respectively.

•	A future income tax expense of $6.3 as a result of US legislative changes to Medicare Part D adopted during the first quarter.

•	A current income tax expense of $8.2 for international tax issues pertaining to transfer pricing during the second quarter.

•	A future income tax recovery of $4.1 related to a second-quarter functional currency tax election by a subsidiary company for Canadian income tax purposes.

The income tax expense for the nine months ended September 30, 2009 included the following discrete items:

•	A future income tax recovery of $119.2 for a tax rate reduction resulting from an internal restructuring during the first quarter.

•	A current income tax recovery of $47.6 recorded in the first quarter that related to an increase in permanent deductions in the US from prior years, which had a positive impact on cash.

•	A future income tax expense of $24.4 related to a second-quarter functional currency tax election by the parent company for Canadian income tax purposes.

•	The benefit of a lower proportion of consolidated income earned in the higher-tax jurisdictions.

12.	Net Income Per Share

Basic net income per share for the quarter is calculated based on the weighted average shares issued and outstanding for the three months ended September 30, 2010 of 296,971,000 (2009 — 295,721,000). Basic net income per share for the nine months ended September 30, 2010 is calculated based on the weighted average shares issued and outstanding for the period of 296,492,000 (2009 — 295,467,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming the exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares that would be issuable based on period-to-date (rather than anticipated) performance, if the effect is dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2010 was 305,231,000 (2009 — 303,927,000) and for the nine months ended September 30, 2010 was 304,816,000 (2009 — 303,802,000).

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

Credit Risk

The company is exposed to credit risk on its cash and cash equivalents, receivables, and derivative instrument assets. The maximum exposure to credit risk, as represented by the carrying amount of the financial assets, was:

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$359.8	$385.4
Receivables	947.9	615.9
Derivative instrument assets	2.8	9.0

The aging of trade receivables that were past due but not impaired was as follows:

	September 30,	December 31,
	2010	2009

1 — 30 days	$20.4	$20.1
31 — 60 days	-	0.7
Greater than 60 days	1.0	0.7

	$21.4	$21.5

A reconciliation of the receivables allowance for doubtful accounts is as follows:

	As At and For the	As At and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Balance, beginning of period	$8.4	$7.7
Provision for receivables impairment	0.1	1.3
Receivables written off during the period as uncollectible	(0.1)	(0.6)

Balance, end of period	$8.4	$8.4

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no amounts past due or impaired relating to amounts owing to the company from Canpotex or the non-trade receivables.

Liquidity Risk

Liquidity risk arises from the company’s general funding needs and in the management of its assets, liabilities and capital structure. It manages its liquidity risk to maintain sufficient liquid financial resources to fund its operations and meet its commitments and obligations in a cost-effective manner. In managing its liquidity risk, the company has access to a range of funding options. The table below outlines the company’s available debt facilities:

	September 30, 2010
	Total	Amount Outstanding		Amount
	Amount	and Committed		Available

Credit facilities(1)	$3,250.0	$394.8		$2,855.2
Line of credit	75.0	35.3	(2)	39.7

(1)	The company increased the amount available under its commercial paper program from $750.0 to $1,500.0 in the second quarter of 2010. The amount available under the commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $394.8 of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

During the second quarter of 2010, the company entered into an uncommitted $30.0 letter of credit facility. No letters of credit were outstanding under this facility as at September 30, 2010.

Certain of the company’s derivative instruments contain provisions that require its debt to maintain specified credit ratings from two of the major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on September 30, 2010 was $315.7, for which the company has posted collateral of $224.1 in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on September 30, 2010, the company would have been required to post an additional $89.7 of collateral to its counterparties.

The table below presents a maturity analysis of the company’s financial liabilities and gross settled derivative contracts based on the expected cash flows from the date of the balance sheet to the contractual maturity date. The amounts are the contractual undiscounted cash flows.

	Carrying
	Amount at
	September 30,	Contractual	Within			Over
	2010	Cash Flows	1 year	1 to 3 years	3 to 5 years	5 years

Short-term debt obligations(1)	$395.0	$395.2	$395.2	$-	$-	$-
Payables and accrued charges(2)	720.0	720.0	720.0	-	-	-
Long-term debt obligations(1)	3,357.7	4,948.2	795.6	542.9	1,237.5	2,372.2
Foreign currency derivatives	(2.8)
Outflow		100.0	100.0	-	-	-
Inflow		(102.8)	(102.8)	-	-	-
Natural gas derivative liabilities(3)	315.7	327.2	91.5	90.0	65.3	80.4

	$4,785.6	$6,387.8	$1,999.5	$632.9	$1,302.8	$2,452.6

(1)	Contractual cash flows include contractual interest payments related to debt obligations. Interest rates on variable rate debt are based on prevailing rates at September 30, 2010.

(2)	Excludes taxes, accrued interest, deferred revenues and current portions of accrued environmental costs and asset retirement obligations and accrued pension and other post-retirement benefits. This also excludes derivative financial instrument liabilities which have been presented separately.

(3)	Natural gas derivatives are subject to master netting agreements. Each counterparty has margin requirements that may require the company to post collateral against liability balances.

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

		Foreign Exchange Risk
		5% increase in		5% decrease in
	Carrying Amount	US$		US$
	of Asset (Liability)	Income	OCI	Income	OCI

September 30, 2010
Available-for-sale investments
Israel Chemicals Ltd. (New Israeli shekels)	$2,490.7	$-	$(124.5)	$-	$124.5
Sinofert Holdings Limited (Hong Kong dollars)	891.4	-	(44.6)	-	44.6
Short-term debt (CDN)	(20.0)	1.0	-	(1.0)	-
Payables (CDN)	(144.9)	7.2	-	(7.2)	-
Foreign currency derivatives	2.8	(5.1)	-	5.1	-

December 31, 2009
Available-for-sale investments
Israel Chemicals Ltd. (New Israeli shekels)	1,895.7	-	(94.8)	-	94.8
Sinofert Holdings Limited (Hong Kong dollars)	864.2	-	(43.2)	-	43.2
Short-term debt (CDN)	(262.5)	13.1	-	(13.1)	-
Payables (CDN)	(167.2)	8.4	-	(8.4)	-
Foreign currency derivatives	5.0	(20.4)	-	20.4	-

At September 30, 2010, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $80.0 (December 31, 2009 — $140.0) at an average exchange rate of 1.0625 (December 31, 2009 — 1.0681) per US dollar. Maturity dates for all forward contracts were within 2010.

At September 30, 2010, the company had foreign currency swaps to sell US dollars and receive Canadian dollars in the notional amount of $20.0 (December 31, 2009 — $262.5) at an average exchange rate of 1.0401 (December 31, 2009 — 1.0551) per US dollar. Maturity dates for all swaps were within 2010.

Interest Rate Risk

The company does not have significant exposure to interest rate risk at September 30, 2010 and December 31, 2009. The only financial assets bearing any variable interest rate exposure are cash and cash equivalents. As for financial liabilities, the company only has an insignificant exposure related to a long-term loan that is subject to variable rates. Short-term debt, related to commercial paper, is excluded from interest rate risk as the interest rates are fixed for the stated period of the debt. The company would only be exposed to variable interest rate risk on the issuance of new commercial paper. The company does not measure any fixed-rate debt at fair value. Therefore, changes in interest rates will not affect income or OCI as there is no change in the carrying value of fixed-rate debt and interest payments are fixed. This analysis assumes all other variables remain constant.

Price Risk

The following table shows the company’s exposure to price risk and the pre-tax effects on net income and OCI of reasonably possible changes in the relevant commodity or securities prices. This analysis assumes all other variables remain constant.

			Price Risk
	Carrying Amount		Effect of 10% decrease		Effect of 10% increase
	of Asset (Liability)		in prices on OCI		in prices on OCI
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Natural gas derivatives	$(315.7)	$(171.0)	$(49.9)	$(72.6)	$49.9	$72.8
Available-for-sale investments	3,382.1	2,759.9	(338.2)	(276.0)	338.2	276.0

At September 30, 2010, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps for which it has price risk exposure; which derivatives represented a notional amount of 104.5 million MMBtu with maturities in 2010 through 2019. At December 31, 2009, the notional amount of swaps was 123.0 million MMBtu with maturities in 2010 through 2019.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Derivative instrument assets
Natural gas derivatives	$-	$-	$3.7	$3.7
Foreign currency derivatives	2.8	2.8	5.3	5.3
Available-for-sale investments	3,382.1	3,382.1	2,759.9	2,759.9
Derivative instrument liabilities
Natural gas derivatives	(315.7)	(315.7)	(174.7)	(174.7)
Foreign currency derivatives	-	-	(0.3)	(0.3)
Long-term debt
Senior notes	(3,350.0)	(3,583.4)	(3,350.0)	(3,505.6)
Other	(7.7)	(7.7)	(8.0)	(8.0)

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges is assumed to approximate carrying value. The fair value of the company’s senior notes at September 30, 2010 reflected the yield valuation based on observed market prices. Yields on senior notes ranged from 1.34 percent to 5.71 percent (December 31, 2009 — 1.73 percent to 5.83 percent).

Interest rates used to discount estimated cash flows related to derivative instruments that were not traded in an active market at September 30, 2010 were between 0.65 percent and 3.89 percent (December 31, 2009 — between 0.23 percent and 4.67 percent) depending on the settlement date.

The following table presents the company’s fair value hierarchy for those financial assets and financial liabilities carried at fair value at September 30, 2010. During the quarter ended September 30, 2010, there were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

	Carrying	Fair Value Measurements at Reporting Date Using
	Amount of	Quoted Prices in	Significant Other	Significant
	Asset (Liability)	Active Markets for	Observable	Unobservable
	at September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets
Foreign currency derivatives	$2.8	$-	$2.8	$-
Available-for-sale investments	3,382.1	3,382.1	-	-
Derivative instrument liabilities
Natural gas derivatives	(315.7)	-	(59.4)	(256.3)

	Carrying	Fair Value Measurements at Reporting Date Using
	Amount of	Quoted Prices in	Significant Other	Significant
	Asset (Liability)	Active Markets for	Observable	Unobservable
	at December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative instrument assets
Natural gas derivatives	$3.7	$-	$1.2	$2.5
Foreign currency derivatives	5.3	-	5.3	-
Available-for-sale investments	2,759.9	2,759.9	-	-
Derivative instrument liabilities
Natural gas derivatives	(174.7)	-	(53.2)	(121.5)
Foreign currency derivatives	(0.3)	-	(0.3)	-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Natural Gas Derivatives
	September 30,	December 31,
	2010	2009

Balance, beginning of period	$(119.0)	$(110.8)
Total losses (realized and unrealized) before income taxes
Included in earnings	(25.1)	(48.6)
Included in other comprehensive income	(144.4)	(49.4)
Other	-	-
Purchases	-	-
Sales	-	-
Issues	-	-
Settlements	32.2	66.0
Transfer out of Level 3	-	23.8

Balance, end of period	$(256.3)	$(119.0)

	Nine	Twelve
	Months	Months
	Ended	Ended
	September 30,	December 31,
	2010	2009

Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at the reporting date	$-	$(0.4)

Losses, realized and unrealized, included in earnings for the period, reported in cost of goods sold	$(25.1)	$(48.6)

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

Canpotex

PCS is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse Canpotex for such losses or liabilities in proportion to their productive capacity. Through September 30, 2010, there were no such operating losses or other liabilities.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters

Significant environmental site assessment and/or remediation matters of note include the following:

•	The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a PCS Joint Venture blending facility in Lakeland, Florida and a certain adjoining former property. A Record of Decision (“ROD”) was issued on September 27, 2007 and provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5. In September 2010, the USEPA approved the Remedial Design Report to address the soil contamination.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of approximately $3.0 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. After the Phase II trial, the district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. PCS has filed a motion for amendment of this decision. If that request is denied, the decision may be appealed, along with a previous decision imposing successor liability on PCS. The ultimate amount of liability for PCS depends upon the amount needed for remedial activities, the ability of other parties to pay, and on the availability of insurance.

•	PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is

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

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. PCS Nitrogen Fertilizer has performed an investigation of environmental site conditions, has documented its findings in several successive facility investigation reports submitted to GEPD and has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. In the event GEPD approves the CAP, a full-scale bioremediation remedy will be implemented.

•	In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility a sinkhole was discovered that resulted in the loss of approximately 84 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The company incurred costs of $3.3 to address the sinkhole between the time of discovery and the end of the second quarter of 2010. The Florida Department of Environmental Protection (“FDEP”) issued a notice to the company stating that the release may constitute an unauthorized discharge. The company is negotiating an order with the FDEP in an effort to address the situation. The company entered into an order on consent with the USEPA that requires the company to complete a study of available feasible measures to reduce the possibility and impacts of any future sinkholes. Depending on the outcome of this study, the order will require the implementation of certain mitigation measures, although the scope and timing for the implementation of any such measures cannot be ascertained at the current time. The company is unable at this time to estimate with certainty the total costs that may be incurred to address this matter.

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other significant matters of note include the following:

•	The USEPA has notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its Aurora, North Carolina, White Springs, Florida and Geismar, Louisiana plants. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at its White Springs, Aurora and Geismar plants. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar, Louisiana plant. The government has demanded process changes and penalties that would cost a total of approximately $27.0, but the company denies that it has any liability for the Geismar matter. Although the company is proceeding with planning and permitting for the process changes demanded by the government, the company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the

USEPA requested that the company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs’ sulfuric acid plants. The company participated in such meeting but, at this time, is unable to evaluate if it has any exposure.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. On January 15, 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act, that mining of phosphate in excess of thirty years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, on June 10, 2009, the Corps issued the company a permit that will allow the company to mine the phosphate deposits identified in the 401 certification. USEPA decided not to seek additional review of the permit. On March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings (“OAH”) challenging the 401 certification. The company has intervened in this proceeding. Petitioners filed a motion for partial summary judgment on February 5, 2010 and the company filed a response and cross-motion for summary judgment on March 18, 2010. The Division of Water Quality also filed a response to Petitioner’s motion for partial summary judgment on March 18, 2010. In August 2010, the parties argued these motions before the OAH. At this time, the company is unable to evaluate the extent of any exposure that it may have in this matter.

•	In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. In July 2009, the Canadian government adopted rules requiring the reporting of specified greenhouse gas emissions from sources that emit more than 50,000 tons of carbon dioxide equivalents. In September 2009, the USEPA promulgated rules requiring the reporting of greenhouse gas emissions for all fuel combustion sources emitting more than 25,000 tons of carbon dioxide equivalents and certain other listed sources. The company does not believe that compliance with these emission reporting regulations will have a material adverse effect on its consolidated financial position. In December 2009, the USEPA issued a finding that greenhouse gas emissions from mobile sources endanger public health and welfare. In 2010, the USEPA issued rules regulating greenhouse gas emissions from model year 2012 vehicles sold after January 2, 2011. On that date, the USEPA also will begin phasing in requirements for all new “stationary sources,” such as power plants, that emit 100,000 tons of greenhouse gases per year or modified sources that increase emissions by 75,000 tons per year to obtain permits incorporating the “best available control technology” for such emissions. The company is not currently aware of any projects at its facilities that would be subject to these requirements when they become effective. The company is monitoring these developments and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

•	On January 26, 2010, the USEPA proposed nutrient criteria for Florida lakes and flowing waters. These criteria are currently scheduled to be promulgated in November 2010. The criteria will become part of Florida’s water quality standards sixty days after the final criteria are issued. The company, along with other phosphate companies, is participating in the USEPA rulemaking process. If the USEPA rule is adopted as proposed, projected capital costs resulting from the rule could be in excess of $100.0 for the company’s White Springs plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the proposed rule under all flow conditions. This assumes that the rule is adopted as proposed and that none of the site specific criteria mechanisms are available to the White Springs plant. There has been significant comment on the proposed rule by government and industry groups. The prospects for a rule to be adopted and become enforceable without significant change from the proposal are uncertain. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a Statement of Claim in the Saskatchewan Court of Queen’s Bench against Mosaic on May 27, 2009. In the

Statement of Claim, the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic in its Statement of Defence dated June 16, 2009 asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement will terminate by August 30, 2010. Also, on June 16, 2009, Mosaic commenced a counterclaim against the company asserting that the company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure. Based on a contention that the force majeure is not valid, and that any tons not taken during such period are somehow forfeited, Mosaic has indicated that it may begin to temporarily suspend delivery of product as early as November 15, 2010. If that should occur, or occurs subsequently, the Company intends to take all necessary steps to enforce its right under the agreements, pending determination of the matters currently in issue before the Court.

The company will continue to assert its position in these proceedings vigorously and it denies liability to Mosaic in connection with its counterclaim.

•	Between September 11 and October 2, 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight very similar antitrust complaints filed in federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust law lawsuits is without merit and intend to defend them vigorously.

•	On August 20, 2010, BHP commenced the BHP Offer, being an unsolicited offer to purchase all of the company’s issued and outstanding common shares for US$130 per common share. The BHP Offer, unless extended, is open for acceptance until November 18, 2010. After carefully considering the BHP Offer, with the benefit of advice from its independent financial and legal advisors, PotashCorp’s Board of Directors unanimously determined that the BHP Offer is not in the best interests of the company, its shareholders or other stakeholders. The Board of Directors has unanimously recommended that shareholders reject the BHP Offer and not tender their common shares to the BHP Offer. For more information, see PotashCorp’s Directors’ Circular and Solicitation/Recommendation Statement on Schedule 14D-9 filed with the US Securities and Exchange Commission and Canadian provincial securities commissions.

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

The company enters into agreements in the normal course of business that may contain features that meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2010, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $557.5. It is unlikely that these guarantees will be drawn upon and the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions; this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2010, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $5.9.

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

The company has met its financial assurance responsibilities as of September 30, 2010. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at September 30, 2010, $35.3 of letters of credit were outstanding.

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

(n) Cash flow statements: US GAAP requires the disclosure of income taxes paid. Canadian GAAP requires the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three months ended September 30, 2010, income taxes paid under US GAAP were $74.3 (2009 — $3.6) and for the nine months ended September 30, 2010, income taxes paid under US GAAP were $145.1 (2009 — $740.4).

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009(1)	2010	2009(1)

Net income as reported — Canadian GAAP	$402.7	$247.9	$1,323.9	$741.5
Items increasing (decreasing) reported net income
Inventory valuation (a)	-	(1.4)	1.2	(1.7)
Share of earnings of equity investees (b)	(0.6)	(0.6)	(0.3)	(0.6)
Asset write-down (c)	-	-	(32.8)	-
Depreciation and amortization (d)	2.1	2.1	6.3	6.3
Exploration costs (e)	(0.4)	(0.3)	(1.0)	(0.3)
Pension and other post-retirement benefits (f)	-	0.3	-	0.9
Stock-based compensation (i)	2.9	(3.6)	2.2	0.5
Stripping costs (j)	(1.5)	(3.0)	(16.4)	(5.8)
Deferred income taxes relating to the above adjustments (k)	(0.6)	1.4	10.5	2.8
Income taxes related to US GAAP effective income tax rate (k, m)	2.6	12.9	4.5	12.9
Income taxes related to stock-based compensation (l)	(33.5)	(1.2)	(41.5)	(5.6)
Income taxes related to uncertain income tax positions (m)	(11.2)	(4.5)	5.0	(8.4)

Net income — US GAAP	$362.5	$250.0	$1,261.6	$742.5

Basic weighted average shares outstanding — US GAAP	296,971,000	295,721,000	296,492,000	295,467,000

Diluted weighted average shares outstanding — US GAAP (i)	305,219,000	303,927,000	304,803,000	303,801,000

Basic net income per share — US GAAP	$1.22	$0.85	$4.26	$2.51

Diluted net income per share — US GAAP	$1.19	$0.82	$4.14	$2.44

(1)	Corrected as described in Note 18.

	September 30,	December 31,
	2010	2009

Total assets as reported — Canadian GAAP	$14,532.0	$12,922.2
Items increasing (decreasing) reported total assets
Inventory (a)	(0.5)	(1.7)
Investment in equity investees (b)	(7.3)	(4.0)
Property, plant and equipment (c, d)	(110.9)	(84.4)
Goodwill (c)	(46.7)	(46.7)
Exploration costs (e)	(14.4)	(13.4)
Pension and other post-retirement benefits (f)	(165.0)	(180.9)
Margin deposits associated with derivative instruments (h)	(224.1)	(108.9)
Stripping costs (j)	(63.5)	(47.1)
Income tax asset related to uncertain income tax positions (m)	2.0	33.7

Total assets — US GAAP	$13,901.6	$12,468.8

	September 30,	December 31,
	2010	2009(1)

Total shareholders’ equity as reported — Canadian GAAP	$7,850.5	$6,439.8
Items increasing (decreasing) reported shareholders’ equity
Accumulated other comprehensive income
Share of accumulated other comprehensive income of equity investees (b)	(2.1)	(1.9)
Pension and other post-retirement benefits (f)	(218.4)	(229.7)
Foreign currency translation adjustment (g)	(20.9)	(20.9)
Income taxes related to uncertain income tax positions (m)	(1.2)	(1.2)
Inventory valuation (a)	(0.5)	(1.7)
Share of other comprehensive income of equity investees (b)	(0.2)	0.1
Provision for asset impairment and asset write-down (c)	(250.8)	(218.0)
Depreciation and amortization (d)	93.2	86.9
Exploration costs (e)	(14.4)	(13.4)
Foreign currency translation adjustment (g)	20.9	20.9
Stock-based compensation (i)	4.6	2.4
Stripping costs (j)	(63.5)	(47.1)
Deferred income taxes relating to the above adjustments (k)	49.7	39.2
Income taxes related to US GAAP effective income tax rate (k, m)	(55.7)	(60.2)
Income taxes related to uncertain income tax positions (m)	94.8	89.8

Shareholders’ equity — US GAAP	$7,486.0	$6,085.0

(1)	Corrected as described in Note 18.

Supplemental US GAAP Disclosures

Disclosures About Derivative Instruments and Hedging Activities

Fair Values of Derivative Instruments in the Consolidated Statements of Financial Position

		September 30,	December 31,
Derivative instrument assets (liabilities)(1)	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments
Natural gas derivatives	Prepaid expenses and other current assets	$-	$0.5
Natural gas derivatives	Other assets	-	3.2
Natural gas derivatives	Current portion of derivative instrument liabilities	(92.1)	(51.5)
Natural gas derivatives	Derivative instrument liabilities	(223.6)	(123.2)

Total derivatives designated as hedging instruments		(315.7)	(171.0)

Derivatives not designated as hedging instruments
Foreign currency derivatives	Prepaid expenses and other current assets	2.8	5.3
Foreign currency derivatives	Current portion of derivative instrument liabilities	-	(0.3)

Total derivatives not designated as hedging instruments		$2.8	$5.0

(1)	All fair value amounts are gross and exclude netted cash collateral balances.

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended September 30

Amount of Loss
Recognized in
				Amount of Loss			Income
				Reclassified from		Location of Loss	(Ineffective
				Accumulated		Recognized in	Portion and
	Amount of Loss		Location of Loss	OCI		Income (Ineffective	Amount
	Recognized		Reclassified	into Income		Portion and Amount	Excluded from
	in OCI		from Accumulated	(Effective		Excluded from	Effectiveness
Derivatives in Cash	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Testing)
Flow Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

Natural gas derivatives	$(97.3)	$(17.9)	Cost of goods sold	$(19.6)	$(23.4)	Cost of goods sold	$(0.4)	$-

		Amount of
		Gain Recognized
Derivatives Not Designated		in Income
as Hedging Instruments	Location of Gain Recognized in Income	2010	2009

Foreign currency derivatives	Foreign exchange	$9.4	$18.2

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Nine Months Ended September 30

Amount of Loss
Recognized in
				Amount of Loss			Income
				Reclassified from		Location of Loss	(Ineffective
				Accumulated		Recognized in	Portion and
	Amount of Loss		Location of Loss	OCI		Income (Ineffective	Amount
	Recognized		Reclassified	into Income		Portion and Amount	Excluded from
	in OCI		from Accumulated	(Effective		Excluded from	Effectiveness
Derivatives in Cash	(Effective Portion)		OCI into Income	Portion)		Effectiveness	Testing)
Flow Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

Natural gas derivatives	$(199.9)	$(64.0)	Cost of goods sold	$(57.5)	$(64.0)	Cost of goods sold	$(0.4)	$(0.2)

		Amount of Gain
		(Loss) Recognized
Derivatives Not Designated		in Income
as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2010	2009

Foreign currency derivatives	Foreign exchange	$0.7	$(4.3)
Natural gas derivatives	Cost of goods sold	(0.2)	1.1

Uncertainty in Income Taxes

During the three and nine months ended September 30, 2010, unrecognized tax benefits increased $4.3 and decreased $17.1, respectively. It is reasonably possible that a reduction in a range of $17.0 to $19.0 of unrecognized income tax benefits may occur within 12 months as a result of projected resolutions of worldwide income tax disputes.

Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a revised accounting standard to improve financial reporting by enterprises involved with variable interest entities. The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (i) the obligation to absorb losses of the entity; or (ii) the right to receive benefits from the entity. The implementation of this guidance prospectively effective January 1, 2010 did not have a material impact on the company’s consolidated financial statements.

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

Compensation

In April 2010, the FASB issued an accounting standard update to clarify the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The company is currently reviewing the impact, if any, on its consolidated financial statements.

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

n/a = not applicable since the company did not begin to report accumulated other comprehensive income and comprehensive income for Canadian GAAP purposes until 2007

The adjustments are not material to the periods to which they relate. However, as correcting the errors in the first quarter of 2010 would have materially distorted net income for the first quarter, the company has corrected them by revising the impacted balances in the relevant periods, with an adjustment to the opening balance recorded to retained earnings in the first period presented. The impact on the comparative figures presented in the condensed consolidated statements of financial position at December 31, 2009 was as described above.

The impact on the comparative figures presented in the company’s unaudited interim condensed consolidated financial statements for the three months ended September 30, 2009 was as follows:

•	Statements of operations and retained earnings: increase cost of goods sold by $1.5, reduce income tax expense by $0.6; there was no impact on basic or diluted earnings per share.

•	Statements of cash flow: reduce net income by $0.9, increase adjustments to reconcile net income to cash provided by operating activities through reduction in provision for future income tax of $0.6 and increase in other long-term liabilities of $1.5; there was no net impact on cash flow for the period.

•	Statements of comprehensive income: reduce net income and comprehensive income by $0.9.

The impact on the comparative figures presented in the company’s unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2009 was as follows:

•	Statements of operations and retained earnings: increase cost of goods sold by $4.5, reduce income tax expense by $1.8, reduce opening retained earnings by $53.8; basic and diluted earnings per share were reduced $0.01.

•	Statements of cash flow: reduce net income by $2.7, increase adjustments to reconcile net income to cash provided by operating activities through reduction in provision for future income tax of $1.8 and increase in other long-term liabilities of $4.5; there was no net impact on cash flow for the period.

•	Statements of comprehensive income: reduce net income and comprehensive income by $2.7.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is the responsibility of management and is as of November 5, 2010. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews, and prior to its publication, approves, pursuant to the authority delegated to it by the Board of Directors, this disclosure. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and the “company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

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

CORPORATE DEVELOPMENTS

On August 20, 2010, BHP Billiton Development 2 (Canada) Limited, a wholly owned indirect subsidiary of BHP Billiton Plc (“BHP”), commenced an unsolicited offer to purchase all of the company’s issued and outstanding common shares for US$130 per common share (the “BHP Offer”). The BHP Offer, unless extended, is open for acceptance until November 18, 2010.

After carefully considering the BHP Offer, with the benefit of advice from its independent financial and legal advisors, the Board of Directors unanimously determined that the BHP Offer is not in the best interests of the company, its shareholders or other stakeholders. The Board of Directors has unanimously recommended that shareholders reject the BHP Offer and not tender their common shares to the BHP Offer. For more information, see PotashCorp’s Directors’ Circular and Solicitation/Recommendation Statement on Schedule 14D-9 filed with the US Securities and Exchange Commission (“SEC”) and Canadian provincial securities commissions.

As events unfold in connection with the BHP Offer, PotashCorp’s outlook may vary materially from the narrative in this Management’s Discussion and Analysis (“MD&A”) and it is impossible to predict whether the BHP Offer or any alternative transaction will be consummated. Statements regarding the BHP Offer, PotashCorp’s response and the pursuit of strategic alternatives are subject to various risks and assumptions. See Forward-Looking Statements.

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

	Representative	Performance
Goal	2010 Annual Target	to September 30, 2010
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.	Total site severity injury rate was 61 percent below the 2008 annual level for the first nine months of 2010. The total site severity injury rate was 22 percent below the 2008 annual level for the first nine months of 2009 and 25 percent below the 2008 annual level by the end of 2009.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 30 percent from 2009 levels.	Reportable release rate on an annualized basis decreased 11 percent, annualized permit excursions were down 24 percent and annualized spills were down 26 percent during the first nine months of 2010 compared to 2009 annual levels. There were five spills, four permit excursions and four reportable releases in the first nine months of 2010 compared to seven spills, four permit excursions and four reportable releases for the same period in 2009.

Maximize long-term shareholder value.	Exceed total shareholder return for our sector and companies on the DAXglobal Agribusiness Index for 2010.	PotashCorp’s total shareholder return was 33 percent in the first nine months of 2010 compared to our sector weighted average return (based on market capitalization) of 8 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 4 percent.

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

Earnings Guidance — Third Quarter 2010

	Company Guidance	Actual Results

Earnings per share	$0.80 - $1.20	$1.32
Effective tax rate, including discrete items	25%	23%

Overview of Actual Results

Operations

	Three Months Ended September 30				Nine Months Ended September 30

				%				%
Dollars (millions) — except per-share amounts	2010	2009	Change	Change	2010	2009	Change	Change

Sales	$1,575.0	$1,099.1	$475.9	43	$4,726.4	$2,877.6	$1,848.8	64
Gross Margin	563.3	344.7	218.6	63	1,862.0	741.9	1,120.1	151
Operating Income	539.2	356.9	182.3	51	1,870.3	858.1	1,012.2	118
Net Income	402.7	247.9	154.8	62	1,323.9	741.5	582.4	79
Net Income Per Share — Diluted	1.32	0.82	0.50	61	4.34	2.44	1.90	78
Other Comprehensive Income	880.2	123.9	756.3	610	114.1	565.4	(451.3)	(80)

Earnings in the third quarter and first nine months of 2010 were higher than the same periods of 2009 as buyers returned to the market and purchased more of all three nutrients following an unprecedented decline in fertilizer demand in 2009. In 2010, potash represented 65 percent of total third-quarter gross margin (73 percent in 2009) and 69 percent of first nine months gross margin (71 percent in 2009). Sales prices for phosphate fertilizer products and all nitrogen products increased significantly during the third quarter and first nine months of 2010 compared to the same periods in 2009.

The continuing challenge of meeting increases in food demand became more pronounced through the third quarter. Added strain from crop production issues in key producing regions — exacerbated by recent under-application of nutrients — reduced global grain inventories and drove crop prices higher. The positive impact of this on grower economics has historically been a powerful driver for the fertilizer sector, and that was the case again in this quarter. Improving agricultural fundamentals established a firm foundation for continuing growth in demand for nutrients and ongoing pricing momentum. Further aided by an early harvest and extended fall application window, customers in North America moved quickly to secure potash following the announcement of summer-fill pricing programs in late July. On near record demand, North American producers shipped 2.3 million tonnes to the domestic market, more than triple the shipments in the third quarter of 2009 and 42 percent above the previous five-year average. Shipments for the first nine months of 2010 reached 7.0 million tonnes, reflecting a return to normal demand in this mature agriculture market. North American producer offshore potash shipments totaled 2.3 million tonnes in third-quarter 2010, 85 percent higher than in the same quarter last year. As expected, Latin American buyers bought aggressively in preparation for their key planting season, while all other major offshore markets continued large purchases through the quarter. The acceleration of demand combined with diminished distributor inventory levels and typical maintenance related shutdowns pushed global potash producer inventories lower. Inventories of North American producers declined by 41 percent during the quarter and were 17 percent below the previous five-year average at its end. Tightening supplies caused shipping delays and shortfalls and, by the end of the quarter, some suppliers — including Canpotex Limited (Canpotex), the offshore marketing company for Saskatchewan potash producers — had largely allocated all available product through the end of the year. In the face of tightening fundamentals, pricing momentum escalated meaningfully by September and resulted in shipments being booked at higher prices in spot markets. Phosphate and nitrogen markets also benefited from improved conditions. Robust North American fall demand for solid phosphate fertilizers left US producers with limited product for offshore markets, which resulted in significantly higher domestic shipments and relatively flat offshore movement compared to the same period last year. Inventories continued to decline and reached record lows in the third quarter, supporting an improved phosphate pricing environment. In nitrogen, strong agricultural demand pushed third-quarter urea shipments from US producers 41 percent higher on a quarter-over-quarter basis. Stronger prices — due to robust demand, tight producer inventories and higher gas prices in key exporting regions — coupled with softer US gas prices toward the end of the quarter, improved domestic producer margins.

Other significant factors that affected earnings in the third quarter and first nine months of 2010 compared to the same periods in 2009 were: (1) higher income taxes as a result of increased earnings in 2010 and discrete items which resulted in lower income taxes in 2009 (the effective rate was considerably lower mainly due to an internal restructuring and an increase in permanent deductions that resulted in a recovery; these were partly offset by a functional currency election); (2) higher provincial mining and other taxes as a result of increased sales revenue; (3) increased selling and administrative expenses as a result of our financial performance exceeding budget and an increase in our share price; and (4) increased other income from our share of earnings in Sociedad Quimica y Minera de Chile (“SQM”) and dividends received from Israel Chemicals Ltd (“ICL”), while a gain on disposal of auction rate securities in the second quarter of 2009 did not repeat in 2010. Other comprehensive income in 2010 was impacted by the fair value of our investments in ICL and Sinofert Holdings Limited (“Sinofert”) (which increased more in the third quarter of 2010 compared to 2009 but did not increase as much in the first nine months in 2010 as in the same period in 2009) and the fair value of hedge-accounted natural gas derivatives, which declined due to falling natural gas prices.

Balance Sheet

Changes in Balances — December 31, 2009 to September 30, 2010 (in $ millions)

The increase in property, plant and equipment related primarily (84 percent) to our previously announced potash capacity expansions and other potash projects. Investments rose mainly due to the increase in the fair value of our investments in both ICL and Sinofert. The decrease in receivables was due to the refund of income taxes receivable and provincial mining and other taxes receivable exceeding increased trade receivables (a result of higher sales) and increased hedge margin deposits (a result of lower natural gas prices). The decrease in inventories was mainly the result of lower potash levels.

The increase in short-term debt and current portion of long-term debt was the result of reclassifying our senior notes due May 31, 2011 as current, which exceeded the reduction in our outstanding commercial paper during the first nine months of 2010. Payables and accrued charges increased mainly as a result of increased income taxes payable (due to higher anticipated earnings coupled with lower required income tax instalments), increased accrued payroll (higher accruals for incentive plans as a result of our financial performance being above budget and a higher share price) and increased accrued provincial mining taxes (due to higher sales revenue). Other liabilities increased mainly as a result of increases to asset retirement obligations while the fair value of our natural gas derivatives declined due to falling natural gas prices.

Significant changes in equity were the result of net income and other comprehensive income earned during the first nine months of 2010, which is described above.

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

Potash

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$637.2	$423.4	50
Freight	40.1	16.8	139
Transportation and distribution	15.0	9.2	63

Net sales	$582.1	$397.4	46

Manufactured product
Net sales
North American	$251.6	$111.0	127	710	266	167	$354.12	$417.38	(15)
Offshore	328.2	283.7	16	1,187	748	59	$276.56	$379.24	(27)

	579.8	394.7	47	1,897	1,014	87	$305.60	$389.24	(21)
Cost of goods sold	215.6	139.1	55				$113.61	$137.17	(17)

Gross margin	364.2	255.6	42				$191.99	$252.07	(24)

Other miscellaneous and purchased product
Net sales	2.3	2.7	(15)
Cost of goods sold	3.0	6.9	(57)

Gross margin	(0.7)	(4.2)	(83)

Gross Margin	$363.5	$251.4	45				$191.62	$247.93	(23)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$2,170.4	$903.3	140
Freight	142.9	34.1	319
Transportation and distribution	59.5	24.4	144

Net sales	$1,968.0	$844.8	133

Manufactured product
Net sales
North American	$913.9	$311.5	193	2,551	599	326	$358.19	$519.95	(31)
Offshore	1,045.4	522.9	100	3,714	1,283	189	$281.46	$407.57	(31)

	1,959.3	834.4	135	6,265	1,882	233	$312.70	$443.34	(29)
Cost of goods sold	688.3	306.3	125				$109.83	$162.73	(33)

Gross margin	1,271.0	528.1	141				$202.87	$280.61	(28)

Other miscellaneous and purchased product
Net sales	8.7	10.4	(16)
Cost of goods sold	3.2	14.3	(78)

Gross margin	5.5	(3.9)	n/m

Gross Margin	$1,276.5	$524.2	144				$203.75	$278.53	(27)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m	= not meaningful

Potash gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2010 vs. 2009				2010 vs. 2009
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in Sales		Cost of		Change in		Cost of
	Volumes	Net Sales	Goods Sold	Total	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
North American	$138.7	$(44.9)	$4.4	$98.2	$819.2	$(412.8)	$39.0	$445.4
Offshore	65.4	(55.3)	0.4	10.5	807.6	(468.4)	(41.7)	297.5
Change in market mix	(35.9)	37.3	(1.5)	(0.1)	(50.9)	62.7	(11.8)	-

Total manufactured product	$168.2	$(62.9)	$3.3	$108.6	$1,575.9	$(818.5)	$(14.5)	$742.9
Other miscellaneous and purchased product				3.5				9.4

Total				$112.1				$752.3

Canpotex sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30

				%				%
	2010	2009	Change	Change	2010	2009	Change	Change

China	10	1	9	900	12	8	4	50
India	16	39	(23)	(59)	14	31	(17)	(55)
Asia (excluding China and India)	28	34	(6)	(18)	42	41	1	2
Latin America	38	20	18	90	25	14	11	79
Oceania, Europe and Other	8	6	2	33	7	6	1	17

	100	100			100	100

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Lower average realized price for the quarter reflected new pricing levels established in major markets following the unprecedented decline in potash demand during the global economic downturn in 2009.

á Farmers increased applications and fertilizer dealers increased purchases due to supportive crop prices and the need to address potash nutrient shortfalls (soil and distribution chain inventories fell significantly during 2009 and have not been replenished in 2010).
á North American shipments increased significantly due to rising crop prices, low customer potash inventories, renewed farmer/dealer confidence and an anticipated strong fall application.
á Canpotex shipments to offshore markets increased due to supportive crop prices and low customer inventories.
 •  Canpotex sales to Latin America and China significantly increased (as a percentage of total sales) while Canpotex sales to India decreased.

á Fewer shutdown costs incurred (17 weeks in 2010 compared to 28 in 2009). Shutdown weeks in 2010 related to expansion activities while 2009 shutdown weeks primarily were the result of matching supply to demand.
á Royalty costs lower due to lower average North American listed sales prices per tonne.
â Personnel costs higher due to higher staff levels (anticipating the ramp up to expansion levels) and higher wages.
â The Canadian dollar strengthened relative to the US dollar.

The change in market mix produced an unfavorable variance of $35.9 million related to sales volumes and a favorable variance of $37.3 million in sales prices due to the proportional increase in North American sales of higher-priced granular product exceeding the proportional increase in offshore sales of lower-priced standard product. North American customers prefer premium priced granular product over standard product more typically consumed offshore.

 (1) Direction of arrows refer to impact on gross margin while the • symbol signifies a neutral impact.

The most significant contributors to the change in total gross margin year over year were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

â Substantial decline in consumption during the 2009 global economic downturn pressured pricing and resulted in new lower pricing levels being established in 2010.
á Volumes were up significantly due to positive global crop prices, the need to address potash-depleted soil and favorable conditions in Brazil (for spring planting) and the US (for fall application).
á Canpotex reached short-term agreements with major customers in China and India throughout the first nine months of 2010 (China did not have a contract in 2009 while India did not have a contract in the first half of 2009).
á Latin America’s proportion of total volumes increased more than any other market due to low inventories entering 2010 and favorable crop economics. India purchased more in 2010 but accounted for a larger proportion of Canpotex sales in 2009.
 •  Most buyers’ purchases were for consumption rather than inventory restocking.

â Personnel costs higher due to higher wages.
â The Canadian dollar strengthened relative to the US dollar.
â Increased maintenance costs with higher production levels.
á Royalty costs declined due to lower average North American listed sales prices per tonne.
á Fewer shutdown costs incurred (35 weeks in 2010 compared to 117 weeks in 2009).
 •  North American cost of goods sold variance was positive as our lowest cost mine, Rocanville SK, comprised a larger proportion of production while offshore cost of goods sold variance was negative due to more of that product coming from our other mines.

The change in market mix year over year produced an unfavorable variance of $50.9 million related to sales volumes and a favorable variance of $62.7 million in sales prices due to the proportional increase in North American sales of higher-priced granular product exceeding the proportional increase in offshore sales of lower-priced standard product.

 (1) Direction of arrows refer to impact on gross margin while the • symbol signifies a neutral impact.

Phosphate

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$536.0	$357.4	50
Freight	30.6	24.3	26
Transportation and distribution	13.5	13.9	(3)

Net sales	$491.9	$319.2	54

Manufactured product
Net sales
Fertilizer — liquids	$122.5	$68.1	80	324	255	27	$378.20	$267.58	41
Fertilizer — solids	191.4	89.6	114	437	334	31	$437.34	$267.71	63
Feed	79.5	60.5	31	170	143	19	$467.30	$424.69	10
Industrial	91.7	95.7	(4)	157	150	5	$585.50	$640.06	(9)

	485.1	313.9	55	1,088	882	23	$445.77	$356.24	25
Cost of goods sold	389.9	275.4	42				$358.27	$312.59	15

Gross margin	95.2	38.5	147				$87.50	$43.65	100

Other miscellaneous and purchased product
Net sales	6.8	5.3	28
Cost of goods sold	2.5	1.1	127

Gross margin	4.3	4.2	2

Gross Margin	$99.5	$42.7	133				$91.45	$48.41	89

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$1,300.8	$1,012.0	29
Freight	75.2	58.3	29
Transportation and distribution	31.3	34.8	(10)

Net sales	$1,194.3	$918.9	30

Manufactured product
Net sales
Fertilizer — liquids	$285.4	$155.8	83	791	528	50	$360.65	$295.20	22
Fertilizer — solids	414.8	262.5	58	945	877	8	$438.82	$299.01	47
Feed	218.6	201.2	9	483	396	22	$452.18	$508.70	(11)
Industrial	255.8	286.5	(11)	448	400	12	$571.89	$717.47	(20)

	1,174.6	906.0	30	2,667	2,201	21	$440.37	$411.72	7
Cost of goods sold	959.3	845.6	13				$359.64	$384.28	(6)

Gross margin	215.3	60.4	256				$80.73	$27.44	194

Other miscellaneous and purchased product
Net sales	19.7	12.9	53
Cost of goods sold	7.4	4.3	72

Gross margin	12.3	8.6	43

Gross Margin	$227.6	$69.0	230				$85.34	$31.35	172

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Phosphate gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2010 vs. 2009				2010 vs. 2009
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in Sales		Cost of		Change in Sales		Cost of
	Volumes	Net Sales	Goods Sold	Total	Volumes	Net Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$10.0	$38.9	$(14.7)	$34.2	$15.6	$51.8	$(9.6)	$57.8
Fertilizer — solids	11.1	69.4	(45.0)	35.5	(10.5)	131.2	2.4	123.1
Feed	3.6	9.9	(9.6)	3.9	23.8	(25.2)	41.0	39.6
Industrial	2.6	(7.2)	(12.4)	(17.0)	24.6	(65.1)	(25.1)	(65.6)
Change in market mix	15.6	(15.5)	-	0.1	16.3	(16.3)	-	-

Total manufactured product	$42.9	$95.5	$(81.7)	$56.7	$69.8	$76.4	$8.7	$154.9
Other miscellaneous and purchased product				0.1				3.7

Total				$56.8				$158.6

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Positive market conditions, higher grain prices and tighter supplies of available product resulted in improved liquid and solid fertilizer prices.
á Feed prices were higher as announced price increases in the second quarter of 2010 were realized during the third quarter.
â Certain industrial products are contracted on a cost plus or market-index scale and trail current market conditions, which resulted in a decline from last year’s third quarter.

á Both solid and liquid fertilizers increased in anticipation of a strong domestic fall application season. Solid fertilizers were affected by offshore vessel delays from the previous quarter that carried into the current quarter.
á Feed volumes increased compared to last year’s low total as customers worked off inventories in 2009.
á Industrial sales volumes increased due to an improvement in demand for purified phosphoric acid used in downstream food and other commercial markets.

â Costs were higher due to sulfur (up 51 percent), ammonia (up 34 percent) and higher costs of mining phosphate rock (due to a transition to new mining practices at Aurora NC).
â Solid fertilizer was impacted by a shut down at Lima OH as ammonia had to be transported from further away.
â Industrial variance was also impacted by higher rock costs at Geismar LA (demurrage charges incurred due to weather delays at rock shipping points which also resulted in production delays) and a maintenance turnaround.

The most significant contributors to the change in total gross margin year over year were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Liquid and solid fertilizer prices increased due to positive farm economics and tightening supply.
â Prices for feed products, which typically lag solid and liquid phosphate fertilizer, did not immediately reflect the sharp decline in 2009 prices, resulting in a decrease in 2010.
â Industrial prices decreased as a result of certain contracts being based on prior year input costs which were significantly lower in 2009 as compared to being higher in 2008.

á Volumes for all major product categories increased due to favorable crop commodity prices and low inventories throughout the supply chain and improved buyer sentiment.
á North American liquid fertilizer volumes increased substantially due to low carryover of customer inventories at the start of the year and a favorable spring application season.
á Demand for feed products improved due to better economics in the beef, pork and poultry industries in 2010 while in 2009 customers worked down inventories.

â Drag-line moves and a change in mining practice increased costs of mining phosphate rock.
á Solid fertilizer and feed variances were positive due to lower sulfur costs (down 3 percent), though solid fertilizer was negatively affected by higher ammonia costs (up 21 percent).
â Industrial variance was negatively affected by higher rock costs at Geismar LA (demurrage charges).

 (1) Direction of arrows refer to impact on gross margin.

Nitrogen

	Three Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$401.8	$318.3	26
Freight	10.4	12.6	(17)
Transportation and distribution	9.4	13.2	(29)

Net sales	$382.0	$292.5	31

Manufactured product
Net sales
Ammonia	$162.5	$104.2	56	459	457	-	$354.05	$228.26	55
Urea	91.4	100.7	(9)	302	367	(18)	$302.45	$274.14	10
Nitrogen solutions/Nitric acid/Ammonium nitrate	96.1	75.7	27	528	553	(5)	$181.91	$136.78	33

	350.0	280.6	25	1,289	1,377	(6)	$271.40	$203.73	33
Cost of goods sold	258.0	234.3	10				$200.03	$170.11	18

Gross margin	92.0	46.3	99				$71.37	$33.62	112

Other miscellaneous and purchased product
Net sales	32.0	11.9	169
Cost of goods sold	23.7	7.6	212

Gross margin	8.3	4.3	93

Gross Margin	$100.3	$50.6	98				$77.81	$36.75	112

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Nine Months Ended September 30

	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)

	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Sales	$1,255.2	$962.3	30
Freight	32.3	37.8	(15)
Transportation and distribution	32.0	41.8	(23)

Net sales	$1,190.9	$882.7	35

Manufactured product
Net sales
Ammonia	$486.9	$319.0	53	1,350	1,386	(3)	$360.69	$230.17	57
Urea	312.8	315.2	(1)	970	1,092	(11)	$322.40	$288.58	12
Nitrogen solutions/Nitric acid/Ammonium nitrate	295.6	217.9	36	1,609	1,357	19	$183.77	$160.60	14

	1,095.3	852.1	29	3,929	3,835	2	$278.79	$222.19	25
Cost of goods sold	757.6	712.9	6				$192.84	$185.89	4

Gross margin	337.7	139.2	143				$85.95	$36.30	137

Other miscellaneous and purchased product
Net sales	95.6	30.6	212
Cost of goods sold	75.4	21.1	257

Gross margin	20.2	9.5	113

Gross Margin	$357.9	$148.7	141				$91.09	$38.77	135

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Nitrogen gross margin variance attributable to:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2010 vs. 2009				2010 vs. 2009
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in Sales		Cost of		Change in		Cost of
	Volumes	Net Sales	Goods Sold	Total	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
Ammonia	$6.0	$57.7	$(37.2)	$26.5	$2.4	$176.2	$(64.2)	$114.4
Urea	(5.6)	9.1	(9.6)	(6.1)	(13.2)	32.8	(7.6)	12.0
Solutions, NA, AN	1.0	29.0	(7.5)	22.5	22.8	37.3	7.9	68.0
Hedge	-	-	2.8	2.8	-	-	4.1	4.1
Change in market mix	5.0	(5.0)	-	-	23.9	(23.9)	-	-

Total manufactured product	$6.4	$90.8	$(51.5)	$45.7	$35.9	$222.4	$(59.8)	$198.5
Other miscellaneous and purchased product				4.0				10.7

Total				$49.7				$209.2

	Three Months Ended September 30				Nine Months Ended September 30

	Sales Tonnes				Sales Tonnes
	(Thousands)		Price per Tonne		(Thousands)		Price per Tonne

	2010	2009	2010	2009	2010	2009	2010	2009

Fertilizer	470	584	$252.44	$208.31	1,495	1,638	$265.36	$236.82
Feed	6	7	$370.92	$388.04	20	21	$392.82	$403.71
Industrial	813	786	$281.64	$198.68	2,414	2,176	$286.19	$209.38

	1,289	1,377	$271.40	$203.73	3,929	3,835	$278.79	$222.19

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Ammonia and urea increases were the result of recovering demand for both industrial and fertilizer products and tighter producer supplies.
á Nitrogen solutions, nitric acid and ammonium nitrate all increased due to tighter supply and in the case of ammonium nitrates, higher-priced contracts.

 •  Ammonia volumes were flat as increased demand in the US was offset by reduced available supply due to an extended turnaround at Lima OH.
â Urea volumes decreased due to a turnaround at Lima OH.
â Nitrogen solutions volumes decreased due to less production being available from Geismar LA.

â Average natural gas costs in production, including hedge, increased 36 percent. Natural gas costs in Trinidad production increased 61 percent (contract prices primarily indexed to ammonia prices) while our US spot costs for natural gas in production increased 36 percent.
á Turnarounds at Trinidad and Lima OH increased costs of production.

The most significant contributors to the change in total gross margin year over year were as follows(1):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

á Realized prices increased as a result of tight global inventory supplies, higher production costs in key exporting regions (the Ukraine and Western Europe) and stronger industrial demand in 2010.
â Ammonia volumes declined due to higher internal consumption which resulted in fewer tonnes being available for external sales.
â US produced urea volumes decreased due to less supply being available for sale (lost production from an interruption at Augusta GA, reduced production at Lima in 2010 and lower inventories) and offshore urea sales declining in favor of other nitrogen products.
á Nitrogen solutions volumes increased as a result of better planting conditions.
á Nitric acid volumes increased as a result of a stronger US economy and improved industrial demand for downstream products.

â Average natural gas costs in production, including hedge, increased 32 percent. Natural gas costs in Trinidad production increased 67 percent while our US spot costs for natural gas in production increased 24 percent.
 •  Ammonia and urea cost of goods sold variances were negative while the other product lines were positive due to relatively lower-cost ammonia (which is purchased or transferred and not produced) being used in the other product lines at Geismar LA.

 (1) Direction of arrows refer to impact on gross margin while the •  symbol signifies a neutral impact.

Expenses and Other Income

	Three Months Ended September 30				Nine Months Ended September 30

				%				%
Dollars (millions)	2010	2009	Change	Change	2010	2009	Change	Change

Selling and administrative	$75.2	$35.9	$39.3	109	$169.7	$132.7	$37.0	28
Provincial mining and other taxes	16.2	2.1	14.1	671	55.9	17.0	38.9	229
Foreign exchange (gain) loss	(1.7)	(9.0)	7.3	(81)	7.2	(1.3)	8.5	n/m
Other income	65.6	41.2	24.4	59	241.1	264.6	(23.5)	(9)
Interest expense	16.5	31.1	(14.6)	(47)	69.7	80.8	(11.1)	(14)
Income taxes	120.0	77.9	42.1	54	476.7	35.8	440.9	n/m

n/m = not meaningful

Selling and administrative expenses increased due to higher accruals for deferred share units and our medium-term incentive plan (the price of our common shares increased during the three and nine months ended September 30, 2010) and by higher accruals for our short-term incentive plan (as a result of our financial performance being above budget compared to being below budget in the third quarter and first nine months of 2009).

Provincial mining and other taxes increased as a result of higher potash sales revenue in the third quarter and first nine months of 2010. Saskatchewan Potash Production Taxes are comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by potash capital expenditures.

Foreign exchange gains for the third quarter of 2010 were the result of treasury activities and gains on translation of Chilean net monetary assets (almost offset by losses on net monetary liabilities due to a strengthening Canadian dollar) while gains in the third quarter of 2009 resulted from the impact of a strengthening Canadian dollar on a net monetary asset exposure of Canadian dollar taxes receivable. For the first nine months of 2010, losses were mainly due to a stronger Canadian dollar on net monetary liabilities while gains for the same period in 2009 were the result of a strengthening Canadian dollar on a net monetary asset exposure (almost offset by losses on non-USD payments made).

Other income increased quarter over quarter due to higher dividends from ICL and an increase in our share of earnings in SQM, partly offset by costs incurred in connection with and in response to the BHP offer. Other income decreased year over year due to a gain on disposal of auction rate securities and a dividend from Sinofert in 2009 that did not repeat in 2010 while costs in connection with and in response to the BHP offer partly offset the increase in our share of earnings in SQM and a special dividend received from ICL in 2010 (not received last year).

The interest expense category decreased quarter over quarter and year over year as higher capitalized interest (due to increased investments in property, plant and equipment) exceeded the increase in long-term interest expense (due to higher interest rates and two senior notes issuances in the second quarter of 2009, partially offset by lower average outstanding draws on our credit facilities). Weighted average balances of debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended September 30				Nine Months Ended September 30

Dollars (millions) —				%				%
except percentage amounts	2010	2009	Change	Change	2010	2009	Change	Change

Long-term debt obligations, including current portion
Weighted average outstanding	$3,357.7	$3,266.6	$91.1	3	$3,432.8	$2,884.6	$548.2	19
Weighted average interest rate	5.7%	4.8%	0.9%	19	5.6%	4.7%	0.9%	19
Short-term debt obligations
Weighted average outstanding	$387.1	$694.1	$(307.0)	(44)	$483.2	$591.2	$(108.0)	(18)
Weighted average interest rate	0.6%	0.9%	(0.3)%	(33)	0.5%	1.3%	(0.8)%	(62)

The weighted average interest rate on long-term debt obligations increased due to the higher proportion of long-term senior notes with higher interest rates in 2010 while in 2009 the proportion of borrowings outstanding under our revolving long-term credit facilities, with lower interest rates, was higher. Rates on short-term debt obligations were higher in 2009 as a result of the global economic crisis, which reduced market liquidity and increased the cost of short-term borrowings.

Income taxes increased due to higher income before taxes. The 2010 estimated annual effective tax rate on ordinary earnings was reduced in the quarter due mainly to more permanent deductions in the US. The effective tax rate including discrete items decreased to 23 percent from 24 percent quarter over quarter and increased to 26 percent from 5 percent year over year. To adjust the 2009 income tax provision to the income tax returns filed during the first nine months of 2010, a current income tax expense of $18.2 million was recorded during first-quarter 2010, a current income tax expense of $19.7 million and a future income tax recovery of $11.2 million was recorded during second-quarter 2010, and a current income tax expense of $41.8 million and a future income tax recovery of $34.5 million was recorded during third-quarter 2010. The income tax provision for the first nine months of 2010 was also impacted by a future income tax expense ($6.3 million) as a result of US legislative changes to Medicare Part D adopted during the first quarter of 2010, a current income tax expense ($8.2 million) for international tax issues pertaining to transfer pricing recognized in the second quarter of 2010, and a future income tax recovery ($4.1 million) relating to a second-quarter 2010 functional currency tax election by a subsidiary company for Canadian income tax purposes. The income tax provision for the first nine months of 2009 was impacted by an internal restructuring (tax rate reduction provided a non-cash future income tax recovery of $119.2 million), an increase in permanent deductions in the US from prior years (current income tax recovery of $47.6 million), a functional currency tax election (future income tax expense increased by $24.4 million) and the benefit of a lower proportion of consolidated income earned in higher-tax jurisdictions. Excluding discrete items, for the first nine months of 2010, 80 percent of the effective tax rate pertained to current income taxes and 20 percent related to future income taxes. The increase in the current income tax provision from 50 percent in the same period last year was largely due to higher income before taxes.

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

Contractual Obligations and Other Commitments

The following aggregated information about our contractual obligations and other commitments summarizes certain of our short- and long-term liquidity and capital resource requirements. The information presented in the table below does not include obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases.

		September 30, 2010
		Payments Due By Period

Dollars (millions)	Total	Within 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt obligations	$3,357.7	$601.8	$255.9	$1,000.0	$1,500.0
Estimated interest payments on long-term debt obligations	1,590.5	193.8	287.0	237.5	872.2
Operating leases	584.6	85.7	157.0	136.4	205.5
Purchase commitments	682.2	255.1	171.0	107.3	148.8
Capital commitments	108.4	30.0	52.0	7.6	18.8
Other commitments	599.8	390.3	202.7	6.8	-
Other long-term liabilities	1,572.4	85.1	105.1	73.8	1,308.4

Total	$8,495.6	$1,641.8	$1,230.7	$1,569.4	$4,053.7

The company engaged financial advisors to assist in the review of strategic alternatives in connection with the BHP offer and will be required to pay additional fees to the financial advisors. A significant portion of the fees payable to each of the company’s financial advisors in connection with their respective engagements is payable on consummation of certain transactions with one or more third parties, including upon consummation of the BHP Offer, in the event the company does not consummate the BHP Offer and/or if certain other transactions with any party occur before a certain date. No amounts have been included in the table above in relation to these engagements.

Capital Expenditures

Page 20 of our 2009 financial review annual report outlines key construction projects and their expected cost and capacity expansion/debottlenecking. During 2010, we expect to incur capital expenditures, including capitalized interest, of approximately $1,610 million for opportunity capital, approximately $380 million to sustain operations at existing levels and approximately $30 million for site improvements.

The most significant potash projects on which funds are expected to be spent in 2010, excluding capitalized interest, are outlined in the table below:

				Expected Completion(1)	Forecasted
CDN Dollars (millions)	2010 Forecast	Total Forecast	Started	(Description)	Remaining Spending

Allan, Saskatchewan	$180	$550	2008	2012 (general expansion)	$370
Cory I, Saskatchewan	$500	$1,455	2007	2010 (red potash mill)	$150
Cory II, Saskatchewan(2)			2008	2012 (general expansion)
Picadilly, New Brunswick	$420	$1,660	2007	2012 (mine shaft and mill)	$780
Rocanville, Saskatchewan	$440	$2,800	2008	2014 (mine shaft and mill)	$2,100

(1)	Excludes ramp up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

(2)	2010 forecast, total forecast and forecasted remaining spending included in Cory I.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30

				%				%
Dollars (millions)	2010	2009	Change	Change	2010	2009	Change	Change

Cash provided by operating activities	$503.8	$320.8	$183.0	57	$2,199.1	$355.8	$1,843.3	518
Cash used in investing activities	(506.6)	(450.0)	(56.6)	13	(1,843.6)	(1,077.9)	(765.7)	71
Cash (used in) provided by financing activities	(4.1)	149.1	(153.2)	n/m	(381.1)	836.5	(1,217.6)	n/m

n/m = not meaningful

The following table presents summarized working capital information as at September 30, 2010 compared to December 31, 2009:

				%
Dollars (millions) — except ratio amounts	September 30, 2010	December 31, 2009	Change	Change

Current assets	$1,975.0	$2,271.7	$(296.7)	(13)
Current liabilities	$(2,200.2)	$(1,577.4)	$(622.8)	39
Working capital	$(225.2)	$694.3	$(919.5)	n/m
Current ratio	0.90	1.44	(0.54)	(38)

n/m = not meaningful

Liquidity needs can be met through a variety of sources, including: cash generated from operations, short-term borrowings under our line of credit, commercial paper borrowings and draw-downs under our long-term revolving credit facilities. Our primary uses of funds are operational expenses, taxes, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities. Our working capital turned negative primarily due to our $600.0 million of senior notes due May 31, 2011 being reclassified as current in the second quarter of 2010.

Cash provided by operating activities increased quarter over quarter and year over year due to an increase in net income, the elimination of adjustments for the gain on disposal of auction rate securities (year over year only) experienced in 2009, an increase in non-cash operating working capital changes and partially offset by a reduction in the provision for future income tax. Quarter over quarter, increases in non-cash operating working capital were primarily the result of increased payables (mainly the result of income taxes payable and provincial mining taxes payable which were in a receivable position in 2009) and lower inventories, partially offset by increased trade receivables. Year over year increases in non-cash operating working capital were primarily the result of increased payables, decreased receivables (incomes taxes and provincial mining taxes were receivable in 2009) and reduced inventories. The year over year increase to cash provided by operating activities was also affected by increases in depreciation and amortization and derivative instruments and an increase in undistributed earnings of equity investees.

Cash used in investing activities increased quarter over quarter due to additions to property, plant and equipment. Approximately 84 percent (2009 — 77 percent) of our expenditures on property, plant and equipment related to the potash segment in the third quarter. Year over year, cash used in investing activities increased due to expenditures on property, plant and equipment related to the potash segment (84 percent in 2010 and 73 percent in 2009) and the purchase of additional shares in ICL in the first quarter of 2010.

Cash was used in financing activities in the first nine months of 2010 to repay long-term and short-term debt obligations while in 2009 cash was provided by financing activities as senior notes issuances and higher commercial paper issuances exceeded repayments of our credit facilities. We issued $1,000.0 million of senior notes during the third quarter of 2009, the net proceeds of which were used to repay other debt obligations and for general corporate purposes.

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

Principal Debt Instruments

	September 30, 2010

	Total	Amount Outstanding	Amount
Dollars (millions)	Amount	and Committed	Available

Credit facilities(1)	$3,250.0	$394.8	$2,855.2
Line of credit	75.0	35.3 (2)	39.7

(1)	The company increased the amount available under its commercial paper program from $750.0 million to $1,500.0 million in the second quarter of 2010. The amount available under the commercial paper program is limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $394.8 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We pay floating rates of interest on our short-term debt and credit facilities and fixed rates on our senior notes. As of September 30, 2010, interest rates were 1.09 percent on outstanding commercial paper denominated in Canadian dollars and ranged from 0.33 percent to 0.83 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $2,500.0 million and $750.0 million credit facilities mature December 11, 2012 and May 31, 2013, respectively. We also have a

$75.0 million short-term line of credit that is available through June 2011 and an uncommitted $30.0 million letter of credit facility that is due on demand. Direct borrowings and outstanding letters of credit reduce the amount available. These facilities have financial tests and other covenants (described in note 11 to our 2009 annual consolidated financial statements) that if not complied with could result in accelerated repayments and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all such covenants as of September 30, 2010. In the event any party, acting individually or jointly with another party acquires in excess of 50 percent of the company’s outstanding voting stock, lenders of our credit facilities could, at their option, require any outstanding amounts and accrued interest to be immediately repaid and would be relieved of their obligation to make further advances under our existing credit facilities.

Our $3,350.0 million of senior notes were issued under US shelf registration statements.

For the first nine months of 2010, our weighted average cost of capital was 10.0 percent (2009 — 9.9 percent), of which 90 percent represented equity (2009 — 88 percent).

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We continue to maintain investment grade credit ratings for our long-term debt. Specifically, Moody’s currently rates our total long-term debt Baa1 with a developing outlook (changed from stable outlook in prior quarter as a result of the BHP offer) while Standard & Poor’s currently rates our long-term debt A- with a credit watch outlook (changed from stable outlook in prior quarter as a result of the BHP offer).

A downgrade of the credit rating of our long-term debt by Standard & Poor’s would increase the interest rates applicable to borrowings under our syndicated credit facilities, our line of credit and our letter of credit facility. In addition, our access to the Canadian commercial paper market, which is normally a source of same day cash for the company, depends primarily on maintaining our R1(Low) commercial paper credit rating by DBRS and our A-1(Low) commercial paper credit rating by Standard & Poor’s, as well as general conditions in the money markets. Both credit ratings are under review as a result of the BHP offer.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Outstanding Share Data

We had 297,559,913 common shares issued and outstanding at September 30, 2010 compared to 295,975,550 common shares issued and outstanding at December 31, 2009. During the third quarter of 2010, the company issued 978,437 common shares (1,584,363 common shares during the first nine months of 2010) pursuant to the exercise of stock options and our dividend reinvestment plan. At September 30, 2010, there were 11,584,210 options to purchase common shares outstanding under the company’s eight stock option plans, as compared to 12,709,425 under seven stock option plans at December 31, 2009.

A shareholder rights plan was adopted by the Board of Directors in the third quarter of 2010. Refer to Note 7 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to this plan.

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions) —	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
except per-share amounts	2010	2010	2010	2009	2009	2009	2009	2008

Sales	$1,575.0	$1,437.8	$1,713.6	$1,099.1	$1,099.1	$856.0	$922.5	$1,870.6

Gross margin	563.3	583.6	715.1	272.7	344.7	169.1	228.1	828.1

Net income	402.7	472.0	449.2	239.2	247.9	186.2	307.4	759.8

Net income per share — basic	1.36	1.59	1.52	0.81	0.84	0.63	1.04	2.53

Net income per share — diluted	1.32	1.55	1.47	0.79	0.82	0.61	1.01	2.47

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

RELATED PARTY TRANSACTIONS

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers, including us, in the Province of Saskatchewan. Sales to Canpotex for the quarter ended September 30, 2010 were $282.9 million (2009 — $231.6 million). For the first nine months of 2010, these sales were $874.1 million (2009 — $449.1 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

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

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2009 annual consolidated financial statements, except as disclosed in Note 1 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2010.

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

International Financial Reporting Standards

Of particular note is the area of International Financial Reporting Standards (“IFRSs”). Publicly accountable enterprises in Canada will be required to prepare financial statements in accordance with IFRSs for fiscal years beginning on or after January 1, 2011. The Canadian securities regulatory authorities have granted the company exemptive relief permitting the company to prepare financial statements in accordance with IFRSs for financial periods beginning before January 1, 2011. The SEC also allows foreign private issuers to use IFRSs, without reconciliation to US GAAP, provided that their foreign private issuer status is maintained. We may seek to adopt IFRSs in late 2010.

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

The implementation project consists of three primary phases: the scoping and diagnostic phase (high-level impact assessment to identify key areas); the impact analysis, evaluation and design phase (project teams to develop policy alternatives, draft financial statement content and determine changes to existing accounting policies, information systems and business processes); and the implementation and review phase (implement and approve changes to accounting policies, information systems, business processes, training programs, develop IFRSs-compliant financial statements and obtain audit committee approval). The company is now in the implementation and review phase.

The following table summarizes the key elements of the company’s plan for transitioning to IFRSs and the progress made against each activity. The main changes to the status of these key elements from that disclosed in the company’s quarterly report on 10-Q for the six months ended June 30, 2010 relate to: the preliminary drafting of restated financial statements and management’s discussion and analysis under IFRSs for the first and second quarter of 2010; and progress on the company’s IFRSs training program.

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

• Preliminary pro forma 2009 financial statements were reviewed by the audit committee in Q1 2010. To prepare for the possible early adoption of IFRSs in 2010, rather than at January 1, 2011, restated MD&A, financial statements and note disclosures for Q1 2010 have been preliminarily drafted and are being reviewed internally
• Draft note disclosures have been prepared for each area of IFRSs
• Effects of the conversion are being quantified as work on each area of IFRSs progresses — see summaries of estimated adjustments at the end of this section

Key Activities	Milestones	Status
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

• Key employees involved with implementation have completed or are in the process of completing topic-specific training
• Regular awareness presentations are provided at various forums to prepare personnel for the changeover
• Training is being conducted using a three-tiered approach with more detailed training provided for practitioners and higher-level training provided for other personnel. Approximately 80 percent of identified detailed training requirements have been completed with the remainder planned to be completed in Q4 2010. Group training content has been developed and is planned to be delivered in December 2010
• Communication to external stakeholders has been ongoing through our MD&A disclosures. Further refinement of expected impacts of the IFRSs conversion will occur in each period up to adoption of IFRSs

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

The key areas where we expect that accounting policies may differ and where accounting policy decisions are necessary that may impact the company’s consolidated financial statements were set out on pages 69 to 72 of our 2009 financial review annual report and updated in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010 (page 48) and six months ended June 30, 2010 (pages 54 and 55). In addition to those previously listed key differences, the following additional impacts have been identified in relation to income tax accounting.

Accounting Policy Area	Impact of Policy Adoption
Income Taxes (Quantification updated from 2009 financial review annual report)	Differences from existing Canadian GAAP: Under IFRSs, unrealized profits resulting from intragroup transactions are eliminated from the carrying amount of assets, but no equivalent adjustment is made for tax purposes. The difference between the tax rates of the two entities will result in an impact on net income. This differs from Canadian GAAP, where current tax payable in relation to such profits is recorded as a current asset until the transaction is realized by the group. As a result, 2009 net income will decrease by $0.3 million. Equity will increase by $5.4 million in 2009 ($5.7 million in 2008).
Under IFRSs, deferred tax assets recognized in relation to share-based payment arrangements (for example, our employee stock option plan in the US) are adjusted each period to reflect the amount of future tax deductions that the company expects to receive based on the current market price of the shares. The benefit of such amounts is recognized in contributed surplus, and never impacts net income. Under the company’s current Canadian GAAP policy, tax deductions for the company’s employee stock option plan in the US are recognized as reductions to tax expense, within net income, in the period that the deduction is allowed. This difference will result in a decrease to net income of $7.1 million in 2009. Equity will increase by $105.6 million in 2009 ($57.2 million in 2008).

The summary of expected areas of significance on pages 69 to 72 of our financial review annual report (as updated above) should not be regarded as a complete list of changes that will result from transition to IFRSs. It is intended to highlight those areas we believe to be most significant; however, our assessment of the impacts of certain differences is still in process and not all decisions have been made where choices of accounting policies are available. Moreover, until our adoption date is finalized and we have prepared a full set of annual financial statements under IFRSs, we will not be able to determine or precisely quantify all of the impacts that will result from converting to IFRSs. The International Accounting Standards Board (“IASB”) has significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRSs and their impact on the company’s consolidated financial statements in future years. We have processes in place to ensure that such potential changes are monitored and evaluated. The future impacts of IFRSs will also depend on the particular circumstances prevailing in those years. The differences described are those existing based on Canadian GAAP and IFRSs as of November 5, 2010.

The following new standards and amendments or interpretations to existing standards have been published and are mandatory for periods beginning on or after January 1, 2011, or later:

Standard	Description of Change
IFRS 9, Financial Instruments	In November 2009, the IASB issued guidance relating to the classification and measurement of financial assets. Financial assets will generally be measured initially at fair value plus particular transaction costs. Financial assets will subsequently be measured at either amortized cost or fair value. In October 2010, the IASB issued amendments to IFRS 9 relating to the accounting for financial liabilities. Under the new requirements, an entity choosing to measure a financial liability at fair value will present the portion of any change in its fair value due to changes in the entity’s own credit risk in other comprehensive income, rather than within profit or loss. The standard must be applied retrospectively and is effective for periods commencing on or after January 1, 2013. The company is currently reviewing the standard to determine the potential impact on its consolidated financial statements.

Amendments to IFRIC 14, Prepayments of a Minimum Funding Requirement	In November 2009, the International Financial Reporting Interpretations Committee (“IFRIC”) issued amendments to IFRIC 14 relating to the prepayments of a minimum funding requirement for an employee defined benefit plan. The amendments apply when an entity is subject to minimum funding requirements and makes an early payment of contributions to cover those requirements. The amendments permit such an entity to treat the benefit of such an early payment as an asset. The amendment must be applied from the beginning of the first comparative period presented in the first financial statements in which the amendment is applied and is effective for periods commencing on or after January 1, 2011. The company is currently reviewing the amendments to determine the potential impact on its consolidated financial statements.

Standard	Description of Change
Amendments to IFRS 3, Business Combinations	In May 2010, the IASB issued amendments to IFRS 3 as part of its annual improvements process. The amendments clarified certain issues related to business combinations, including: limiting the scope of the choice to measure non-controlling interests at fair value or at the proportionate share of the acquiree’s net assets; and clarifying the accounting treatment for share-based payment transactions that are part of a business combination. The amendments must be applied prospectively and are effective for periods commencing on or after July 1, 2010. As the company intends to make use of the exemption in IFRS 1 to not apply IFRS 3 to business combinations occurring prior to the date of transition to IFRSs, these amendments will not impact accounting for any of the company’s historical business combinations.

Amendments to IFRS 7, Financial Instruments: Disclosures	In May 2010, the IASB issued amendments to IFRS 7 as part of its annual improvements process. The amendments addressed various requirements relating to the disclosure of financial instruments. The amendments are effective for periods commencing on or after January 1, 2011, with earlier application permitted. The company is currently reviewing the amendments to determine the potential impact on its consolidated financial statements.

Amendments to IAS 1, Presentation of Financial Statements	In May 2010, the IASB issued amendments to IAS 1 as part of its annual improvements process. The amendments clarify that entities may present the required reconciliation of changes in each component of other comprehensive income either in the statement of changes in equity or in the notes to the financial statements. The amendments are effective for periods commencing on or after January 1, 2011, with earlier application permitted. The company is currently reviewing the amendments to determine the potential impact on its consolidated financial statements.

Transition Requirements for Amendments Arising as a Result of IAS 27, Consolidated and Separate Financial Statements	In May 2010, as part of its annual improvements process, the IASB issued consequential amendments to IAS 21, The Effects of Changes in Foreign Exchange Rates, IAS 28, Investments in Associates and IAS 31, Interest in Joint Ventures. The amendments provide that certain requirements of these standards are to be applied prospectively and are effective for periods commencing on or after July 1, 2010, with earlier application permitted. The company is currently reviewing the amendments to determine the potential impact on its consolidated financial statements.

Standard	Description of Change
Amendments to IAS 34, Interim Financial Reporting	In May 2010, the IASB issued amendments to IAS 34 as part of its annual improvements process. The amendments provided clarification of the disclosures required by IAS 34 when considered against the disclosure requirements of other IFRSs and are effective for periods commencing on or after January 1, 2011, with earlier application permitted. The company is currently reviewing the amendments to determine the potential impact on its consolidated financial statements.

The following unaudited tables show the impacts of the differences between IFRSs and Canadian GAAP which have been identified to date, assuming IFRSs were adopted with a transition date (date of opening IFRSs balance sheet) of January 1, 2009 and the mandatory and optional exemptions and policy choices described on pages 67 to 72 of our 2009 financial review annual report were applied.

Estimated Adjustments to Net Income on Adoption of IFRSs

(Unaudited)
In millions of US dollars

For The Year Ended December 31	2009

Net Income Under Canadian GAAP	$987.8
IFRSs adjustments to net income (based on differences identified to date):
Policy choices
Employee benefits — Actuarial gains and losses	28.6
Provisions — Changes in decommissioning liabilities	TBD
Other
Employee benefits — Past service costs	17.3
Employee benefits — Canadian GAAP transition amounts	0.2
Borrowing costs	(8.4)
Impairment of assets	(1.0)
Share-based payments	2.4
Income taxes — Tax effect of above differences	(14.8)
Income tax related GAAP differences — Quantified differences	(125.4)
— Not yet quantified	TBD

Revised net income under IFRSs is not presented since assessment of differences has not been completed for all areas. The above adjustments assume a date of transition to IFRSs (date of opening statement of financial position) of January 1, 2009. If the company’s actual date of transition to IFRSs were to differ from this assumption, certain transitional adjustments would be re-measured.

TBD = To be determined.

Estimated Adjustments to Shareholders’ Equity on Adoption of IFRSs

	(Unaudited)
	In millions of US dollars

As at December 31	2009	2008

Shareholders’ Equity Under Canadian GAAP	$6,500.7	$4,588.9
IFRSs adjustments to shareholders’ equity (based on differences identified to date):
Policy choices
Employee benefits — Actuarial gains and losses	(364.7)	(369.3)
Provisions — Changes in decommissioning liabilities	TBD	TBD
Other
Employee benefits — Past service costs	14.2	(3.1)
Employee benefits — Canadian GAAP transition amounts	(2.6)	(2.8)
Borrowing costs	(14.8)	(6.4)
Impairment of assets	9.4	10.4
Share-based payments	2.4	-
Income taxes — Tax effect of above differences	130.9	137.4
Income tax related GAAP differences — Quantified differences	127.5	78.3
— Not yet quantified	TBD	TBD

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

OUTLOOK

As the long-term food requirements of a growing population continue to intensify, fresh momentum is igniting the agricultural sector. Although 2010 global crop production is expected to reach the third-highest level on record, grain stocks are declining, which reinforces the escalating importance of potash, phosphate and nitrogen fertilizers to improve production.

While US corn prices are commonly used as a barometer of nutrient demand, the wave of interest in fertilizers is much larger than a single crop or a single growing region. It is supported by widespread demand for an array of global agricultural food products, most of which compete for limited arable land and are currently selling at prices well above historical levels. Since the end of the second quarter of 2010, prices for a basket of diverse crops — corn, sugar, wheat, rice, palm oil, soybean and cotton — have increased nearly 30 percent, demonstrating the widespread improvement in agricultural economics.

In our view, rising agricultural markets are not simply the result of short-term production challenges. The pressures of feeding a growing population, coupled with expanding economies and a desire for protein-rich diets, have been increasing for many decades and cannot be alleviated overnight. This long-term demand story is fueled by the inescapable fact that food production must increase on a sustainable basis. This requires crop prices that encourage farmers to commit to improving productivity over the long term, which includes making necessary investments in proper fertilization.

We believe the fertilizer industry has passed an important inflection point and is returning to a period of powerful growth. We see parallels to the demand-driven environment that led our company to five consecutive years of record performance prior to 2009. The difference today is the added challenge of replenishing the fertilizer pipeline — from farmers’ soils to the distributor supply chain — which will be essential to meeting global food demand. We believe all involved have only begun to undertake this essential challenge.

We see an exciting outlook for both the short- and long-term prospects for our company. A strong and growing agricultural economy benefits all three nutrients, as all are essential to improving yields and increasing food quality. As the third-largest global producer of both phosphate and nitrogen, we anticipate significant opportunities at a time of buoyant demand and high industry operating rates, enabling each of these nutrients to make a significant contribution to our earnings as we move forward.

Nonetheless, we believe our greatest opportunity is in potash. For decades, this important nutrient was under applied in a number of key developing markets, but today these regions have growing economies, increasing demand for higher-quality food and greater ability to make the necessary investment in potash. Global potash production capabilities, however, are limited and bringing a greenfield mine into production is a seven- to 10-year proposition. As the world’s largest producer, with more than 50 percent of global brownfield expansion capacity under development, we believe we have a unique opportunity in the coming years to capture a significant share of new growth in demand for potash.

Our long-term approach to business reflects our belief that time is one of our most powerful allies. We have been patient stewards of our resources in all conditions, striving to maximize value for our stakeholders. Now, with the fertilizer industry — and potash, in particular — poised for what we believe will be an extended period of higher demand and operating rates, we have unique five-way potash leverage to improve our performance: 1) the potential to capture higher prices as demand improves; 2) the ability to sell more volumes; 3) the ability to lower our per-tonne costs for production; 4) the potential to reduce per-tonne profit tax on higher sales volumes; and 5) the benefit we gain from greater value and earnings contributions from our offshore potash-related investments. While this is a long-term growth opportunity, we expect the powerful fundamentals and market trends in place will also generate stronger immediate returns.

In North America, we anticipate robust potash demand through the fourth quarter as growers take advantage of a wider window for fall applications as a result of the early harvest. Although some customers are trying to rebuild inventories for the first time since 2008, limited product availability has meant that most shipments are heading straight to farmers’ fields. As a result, distributor inventories remain low and we expect strong shipments for 2011. We believe the price increase announced in September ($50 per short ton) will begin to be reflected later in fourth-quarter shipments, while the October announcement (an additional $75 per short ton) will be realized after bookings at the previous price are shipped, likely in first-quarter 2011.

In offshore markets, China is beginning to demonstrate its commitment to redressing the under-application of potash and to securing its supply for the future. A three-year agreement between Canpotex and Sinofert signed in October outlines Sinofert’s minimum potash volume requirements for 2011-2013 (3.15 million tonnes), with pricing negotiated on a semi-annual basis. Negotiations are under way for pricing and volumes for the first half of 2011. In India, potash imports are expected to reach record levels in 2010 and remain strong in 2011 as this country works to improve food production capabilities and limit food price inflation. We expect robust demand from other Asian countries to continue, buoyed by highly supportive crop economics across all key crops grown in this region. Even as Latin America exits its high-demand season, shipments are expected to remain above historical fourth-quarter levels and be strong into 2011 as a result of low inventories, supportive grower economics and robust demand for applications on Brazil’s safrinha crop — the March corn planting that continues to grow in importance. Price increases announced by Canpotex in late September (on average, $50 per tonne in both Southeast Asia and Brazil) are expected to be fully realized with January shipments. We believe the potential exists for additional price increases, resulting from strong demand continuing to pressure supply and the need to transition toward prices supportive of new capacity development.

In this environment, we estimate our 2010 potash segment gross margin will be between $1.65 billion and $1.75 billion on total shipments in the range of 8.3-8.5 million tonnes.

Tight product inventory, strong demand and firm pricing are expected to result in a positive phosphate market through the North American spring season. In nitrogen, these same conditions, along with favorable US natural gas costs relative to key exporting regions, should continue to support a positive demand and pricing environment. We now forecast 2010 phosphate and nitrogen gross margin between $750 million and $850 million.

We expect 2010 net income to be in the range of $5.75-$6.00 per share.

In this tightening environment, we anticipate that restocking of the distribution chain will begin in 2011 and, accordingly, have raised our global potash demand forecast to between 55 million tonnes and 60 million tonnes in the next calendar year. Given our expectation that current conditions represent the front end of an escalation in demand and pricing for our products, we are providing 2011 earnings guidance in the range of $8.00-$8.75 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after September 30, 2010, are forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: future actions taken by BHP Billiton, PotashCorp or shareholders of PotashCorp in connection with, or in response to, the BHP Offer; the possible effect of the BHP Offer on PotashCorp’s business; fluctuations in supply and demand in fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the recent global financial crisis and conditions and changes in credit markets; the results of sales contract negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policy and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2009 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2009 financial review annual report, pages 45 to 46, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 21, 27 and 33, respectively, of such report. A discussion of commodity risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk, including risk sensitivities, can be found in Note 13 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

BHP LITIGATION

On September 22, 2010, PotashCorp filed a complaint against BHP Billiton Limited, BHP Billiton Plc, and BHP Billiton Development 2 (Canada) Limited (collectively, “BHP”) in the United States District Court for the Northern District of Illinois asserting that BHP has violated the federal securities laws by disseminating false and misleading information and omitting material information from its Schedule TO and other BHP Offer documents.

Specifically, the complaint asserts claims that are based on:

•	BHP’s failure to disclose a material condition to the BHP Offer that BHP shareholder approval is reasonably likely to be required if BHP increases the offer consideration;

•	BHP’s misleading and contradictory statements concerning its future plans to enter the potash industry as a competitor and its plans to run PotashCorp if its acquisition is successful;

•	BHP’s misleading and inconsistent positions about its plans with respect to Canpotex Limited, the offshore marketing company for Saskatchewan potash producers; and

•	BHP’s inconsistent statements about its plans to divest the nitrogen and phosphate businesses of PotashCorp.

The complaint seeks, among other relief, (1) a declaration that BHP has violated Section 14(e) of the Securities Exchange Act of 1934, (2) a direction that BHP make full and complete corrective disclosure to PotashCorp shareholders and (3) a preliminary and permanent injunction barring BHP from taking further steps to consummate the BHP Offer or acquiring common shares of PotashCorp, particularly in light of its misleading disclosures and fraudulent, deceptive and manipulative acts.

On October 28, 2010, PotashCorp filed a first amended complaint in the United States District Court for the Northern District of Illinois to provide further factual detail for the claims set forth in the original complaint.

SHAREHOLDER LITIGATION

On October 6 and 13, 2010, named plaintiffs filed substantially similar purported class action complaints in the United States District Court for the Northern District of Illinois, on behalf of themselves and all other shareholders of the company against the company and each of its directors. The complaints allege that the company defendants violated Sections 14(d)(4) and 14(e) of the Securities Exchange Act of 1934. Among other things, the complaints allege that the company’s Solicitation/Recommendation Statement on Schedule 14D-9 omits or misrepresents material information about the company’s Shareholder Rights Plan, the analysis of the BHP Offer, strategic alternatives and the analysis of the company’s financial advisors. The complaints also allege that the company defendants violated Section 241 of the Canada Business Corporations Act in connection with their consideration of the BHP Offer and the adoption of the Shareholder Rights Plan. The complaints seek declaratory and injunctive relief, including an order declaring the Shareholder Rights Plan invalid and of no force and effect. The company believes the plaintiffs’ allegations lack merit and intends to contest them vigorously.

OTHER

For a description of certain other legal and environmental proceedings, see Note 15 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 5.	OTHER INFORMATION

MINE SAFETY PRACTICES

Safety is the company’s top priority and we are committed to providing a healthy and safe work environment for our employees, contractors and all others at our sites to help meet our company-wide goal of achieving no harm to people.

The operations at the company’s Aurora, Weeping Water and White Springs facilities are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006 (the “Act”), and the implementing regulations, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our Senior Safety Leadership Team is responsible for managing compliance with applicable government regulations, as well as implementing and overseeing the elements of our safety program as outlined in our Safety, Health and Environment Manual. The Weeping Water facility achieved a significant milestone on September 26, 2010, completing six years without a Lost Time Incident.

SECTION 1503 OF DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT: REPORTING REQUIREMENTS REGARDING COAL OR OTHER MINE SAFETY

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The table below presents the following information for our Aurora, Weeping Water and White Springs facilities for the three months ended September 30, 2010:

	Aurora,	Weeping	White
	North	Water,	Springs,
	Carolina	Nebraska	Florida

(a) the total number of alleged violations of mandatory health or safety standards that could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Act for which a citation was received from the Mine Safety and Health Administration (“MSHA”);	2	1	3
(b) the total number of orders issued under section 104(b) of the Act;	0	0	0
(c) the total number of citations received and orders issued under section 104(d) of the Act for alleged unwarrantable failures of the company to comply with mandatory health or safety standards;	0	0	0
(d) the total number of alleged flagrant violations under section 110(b)(2) of the Act;	0	0	0
(e) the total number of imminent danger orders issued under section 107(a) of the Act;	0	0	0
(f) the total dollar value of proposed assessments from the MHSA under the Act;	$1,967.00	$263.00	0
(g) the total number of mining-related fatalities; and	0	0	0
(h) the total number of legal actions pending before the Federal Mine Safety and Health Review Commission as of September 30, 2010.	1	1	3

During the three months ended September 30, 2010, the company did not receive any written notice from the MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Act or (b) the potential to have such a pattern.

The table above does not include any citation, order or assessment that was both issued and vacated by the MSHA during the three months ended September 30, 2010.

The legal actions pending as of the close of the three months ended September 30, 2010 do not necessarily relate to the citations, orders or assessments issued by the MSHA during such period. Pending legal action may result in the dismissal of citation(s) and order(s) and the reduction of proposed assessments.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	6/30/2009

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	6/30/2009

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	6/30/2009

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(q)	Shareholder Rights Plan Agreement, dated August 16, 2010, between the registrant and CIBC Mellon Trust Company, as Rights Agent.	8-K/A	8/23/2010	4.1

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

November 5, 2010

By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and
Secretary

November 5, 2010

By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	6/30/2009

4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	6/30/2009

4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	6/30/2009

4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)

4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006

4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)

4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a)

4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4

4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

Incorporated by
Reference
Exhibit			Filing Date/	Exhibit Number
Number	Description of Document	Form	Period End Date	(if different)

4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)

4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(q)	Shareholder Rights Plan Agreement, dated August 16, 2010, between the registrant and CIBC Mellon Trust Company, as Rights Agent.	8-K/A	8/23/2010	4.1

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