Form 10-K
period 2010-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2011-02-25
CIK 855931

The Next Stage of Growth Potash Corporation of Saskatchewan Inc. Annual Report on Form 10-K for the year ended December 31, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 1-10351

Potash Corporation of Saskatchewan Inc.
(Exact name of the registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. employer identification no.)

Suite 500, 122 — 1st Avenue South
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

At June 30, 2010, the aggregate market value of the 886,651,121 Common Shares (as adjusted to give effect to the February 2011 stock split) held by non-affiliates of the registrant was approximately $25,488,264,238.32. At February 22, 2011, the registrant had 854,265,405 Common Shares outstanding (as adjusted to give effect to the February 2011 stock split).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Financial Review Annual Report for the fiscal year ended December 31, 2010 (the “2010 Financial Review”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 12, 2011 (the “2011 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

’10	ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Forward-Looking Statements

This document, including the documents incorporated by reference, contains “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. Statements containing words such as “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including with respect to foreign exchange rates; expected growth, results of operations, performance, business prospects and opportunities; and effective tax rates. While we consider these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect.

Forward-looking statements are subject to important risks and uncertainties that are difficult to predict. The results or events predicted in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ from those expressed in forward-looking statements include the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•	fluctuations in supply and demand for fertilizer, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our fertilizer products;

•	volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;

•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;

•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	changes in competitive pressures, including pricing pressures;

•	the results of sales contract negotiations with major markets;

•	timing and amount of capital expenditures;

•	changes in capital markets and corresponding effects on our investments, and changes in currency and exchange rates;

•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;

•	unexpected geological conditions, including water inflows;

•	imprecision in reserve estimates;

•	the outcome of legal proceedings;

•	strikes or other forms of work stoppage or slowdown;

•	changes in, and the effects of, government policy and regulations, including environmental regulations and regulations and actions affecting our transportation and sale of natural gas, which could increase our costs of compliance and otherwise affect our business;

•	acquisitions we may undertake in the future; and

•	earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates.

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

PotashCorp 2010 Annual Report on Form 10-K  1

Part I

Item 1. Business

General
Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable.

We are the world’s largest integrated fertilizer and related industrial and feed products company by capacity. We are the largest producer of potash worldwide by capacity. In 2010, we estimate our potash operations represented 17% of global production and 20% of global potash capacity1. We are the third largest producer of phosphates worldwide by capacity. In 2010, we estimate our phosphate operations produced 5% of world phosphoric acid production. We are the third largest nitrogen producer worldwide by ammonia capacity. In 2010, we estimate our nitrogen operations produced 2% of the world’s ammonia production.

We own and operate five potash mines in Saskatchewan and one in New Brunswick. We also hold mineral rights at the Esterhazy mine where potash is produced under a mining and processing agreement with a third party.

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

We are organized under the laws of Canada. Our principal executive offices are located at 122 — 1st Avenue South, Suite 500, Saskatoon, Saskatchewan, Canada S7K 7G3, and our telephone number is (306) 933-8500.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since the privatization of PCS, we have made the following acquisitions of significance to the development of our Company:

•	the Allan mine in 1990 through the acquisition of all of the outstanding shares of Saskterra Fertilizers Ltd.;

•	the New Brunswick potash mine and port facilities and our Patience Lake solution mine in Saskatchewan in 1993;

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;

•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;

•	approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In transactions in June 2005 and October 2008, we acquired 35.3 million additional shares in ICL, increasing our ownership interest to 11%. In January and February of 2010, we acquired 32.4 million additional shares in ICL, increasing our ownership interest to approximately 14%;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

•	20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we sold a portion of this investment and subsequently acquired ICL’s entire interest in SQM, resulting in our ownership of approximately 25% of the outstanding equity of SQM. In October and December 2006 and July 2007, we increased our ownership interest to 32%;

•	26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC and in April 2006, we acquired 220,100 additional shares in APC, increasing our ownership interest to 28%; and

1 Based on our nameplate capacity, see table under “Potash Operations — Production‘’ for further information.

2  PotashCorp 2010 Annual Report on Form 10-K

•	approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10% of the shares of Sinofert, increasing our ownership interest to 20%. During July 2007, our ownership interest was diluted to approximately 19% due to the issuance of shares by Sinofert. In 2008, we acquired a total of 385.9 million additional shares of Sinofert, increasing our ownership interest to 22%.

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

Under a mining and processing agreement effective through December 31, 2026 and subject to available reserves, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. Please see “Production” and “Reserves” tables for additional information. We have the option to terminate this agreement every five years. The next opportunity to terminate the mining and processing agreement is December 31, 2011, for which notice must be given no later than June 30, 2011. Mosaic has the option to abandon the mine at any time after December 31, 2011, which would result in the termination of the mining and processing agreement. Following the expansion at Esterhazy, which was completed in 2007, the maximum finished product we are permitted to take each year under the mining and processing agreement is 1,313,000 tonnes and the minimum required amount is 453,600 tonnes. For the year ending December 31, 2011, we have notified Mosaic that we elect to receive 943,000 tonnes of finished product. Water inflows at the Esterhazy mine have continued, to a greater or lesser degree, since December 1985. We share in the water inflow remediation costs at the Esterhazy mine.

We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. Natural gas has been discovered and we, in conjunction with Corridor Resources Inc., have supplied the New Brunswick facility with natural gas to meet its fuel needs since 2003. During exploration for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of existing mine operations (referred to as Penobsquis), a new area of potash mineralization called the Picadilly deposit. Enough detailed exploration (3D seismic and drilling) took place to delineate a potash resource large enough to warrant mine design and capital cost estimate studies. These studies were completed by mid-2007 and in July 2007, the Company announced plans for a new potash mine and an expanded milling facility at the New Brunswick site. Construction of this new mining facility is ongoing and is expected to be completed in 2013. Once construction is complete, the facility is expected to be ramped up by 2015, provided market conditions warrant. Once fully ramped up, the new mine will replace the existing underground operation and is expected to have an annual operational capability of 1.8 million tonnes. The capital budget for the project is $1.66 billion. As of December 31, 2010, we have incurred approximately $985 million in expansion costs.

We control the right to mine 785,759 acres of land in Saskatchewan. Included in these holdings are mineral rights to 677,754 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 28% we own, approximately 54% are under lease from the Province of Saskatchewan and approximately 18% are leased from other parties. Our remaining 108,006 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21 year terms, renewable at our option. Our significant leases with other parties are also for 21 year terms. Such leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable Crown lease. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.

PotashCorp 2010 Annual Report on Form 10-K  3

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

In 2010, our conventional potash operations (excluding Esterhazy) mined 22.435 million tonnes of ore at an average grade of 22.62% potassium oxide (“K2O”). In 2010, our potash production from all our operations (including Esterhazy) consisted of 8.078 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.08% K2O, representing 49% of North American production.

In 2010, our capacity represented an estimated 52% of the North American total capacity.2 We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.514 million tonnes of sodium chloride (salt) in 2010. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual	Annual	Annual
	Nameplate	Operational	Operational
	Capacity	Capability	Capability
	2010(1)	2011(2)	2010(2)		2010 Production			2009 Production			2008 Production
	Finished	Finished	Finished				Finished			Finished			Finished
	Product	Product	Product		Ore		Product	Ore		Product	Ore		Product
	(Millions	(Millions	(Millions		(Millions	Grade	(Millions	(Millions	Grade	(Millions	(Millions	Grade	(Millions
	of tonnes)	of tonnes)	of tonnes)		of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)	of tonnes)	% K2O	of tonnes)
Lanigan	3.828	3.400	3.600		8.487	20.89	2.368	2.662	20.34	0.702	7.688	20.16	2.141
Rocanville	3.044	2.800	2.800		6.580	23.74	2.183	2.912	23.29	0.949	8.086	24.81	2.834
Allan	1.885	1.400	1.800		3.431	24.07	1.104	2.060	25.08	0.686	3.213	24.63	1.093
Cory	1.361	1.500	0.800		1.927	24.03	0.551	1.707	23.03	0.416	1.680	22.49	0.420
Patience Lake(3)	1.033	0.500	0.500		—	—	0.372	—	—	0.101	—	—	0.282
Esterhazy(4)	1.313	0.943	0.943	(5)	—	—	0.855	—	—	0.276	—	—	1.125
New Brunswick	0.800	0.800	0.800		2.010	22.38	0.645	0.872	23.34	0.275	2.452	23.01	0.802

Totals	13.264	11.343	11.243		22.435		8.078	10.213		3.405	23.119		8.697

(1)	Includes, where applicable, previously idled capacity that could be brought into operation with capital investment (debottlenecking projects).

(2)	Estimated annual achievable production level.

(3)	Solution mine.

(4)	Product tonnes received at Esterhazy are based on a mining and processing agreement with Mosaic.

(5)	Amount nominated by Company, but reduced amount of product taken due to force majeure conditions.

2 Based on our nameplate capacity, see table for further information.

4  PotashCorp 2010 Annual Report on Form 10-K

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

Reserves
The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 40 to 45 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole. The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 26 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.

Generally, we distinguish between proven and probable reserves in respect of our potash operations based on the level of certainty and established continuity of the mineralization in the potash deposits and reserves described. For our Saskatchewan potash operations, we distinguish proven reserves from probable reserves based on greater delineation of the reserve, which is estimated through drilling and mine entry sampling. For our New Brunswick potash operations, we distinguish proven reserves from probable reserves based on the extent of exploration coverage.

A historical extraction ratio from the 27 to 45 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2010 for each of our potash mines is as follows:

			Total
	Proven	Probable	Mineral Reserves
	Mineral Reserves	Mineral Reserves	(Millions of tonnes	Average
	(Millions of tonnes	(Millions of tonnes	recoverable	Grade	Years of Remaining
	recoverable ore)	recoverable ore)	ore)(1)(2)(3)	K2O Eq(4)(5)	Mine Life(6)
Allan(7)	81	210	291	25.8%	100
Cory(7)	52	169	221	24.7%	125
Lanigan(7)	103	432	535	21.5%	85
Rocanville	137	297	434	23.5%	74
Patience Lake(8)	—	—	—	—	—
Esterhazy(9)	8	—	8	24.5%	3
New Brunswick	191	—	191	24.6%	107

(1)	Mineral reserves include proven and probable reserves. There has been no third party review of reserve estimates within the last three years.

(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.32 and New Brunswick 0.46.

(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 3.02, Cory 3.83, Lanigan 3.62, Rocanville 2.95 and New Brunswick 3.10.

(4)	From in-mine samples.

(5)	While the term “potash” refers to a wide variety of potassium-bearing minerals, at our deposits the predominant potash mineralization is sylvinite, which is comprised mainly of the minerals sylvite (KCl/potassium salt) and halite (NaCl/rock salt) with minor amounts of carnallite (KCl MgCl2 6 H2O) and water insolubles. Potash fertilizer is concentrated, nearly pure KCl (i.e. with a purity greater than 95%), but ore-grade is traditionally reported on a K2O basis. The “K2O equivalent” gives a standard measurement of the nutrient value of different potassium-bearing rocks and minerals. To convert from K2O equivalent tonnes to actual KCl tonnes, multiply by 1.63.

(6)	Estimates are based upon proven and probable reserves and annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 2.90, Cory 1.77, Lanigan 6.28, Rocanville 5.86 and New Brunswick 1.77. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine. Years of remaining mine life, in the case of the Saskatchewan mines, do not include any announced expansions and, in the case of the New Brunswick mines, are based upon applying the current annual mining rate to the expanded reserves.

(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at each of Allan, Cory and Lanigan we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone, and at Lanigan the mineral reserves are in B Zone.

(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 4.6% of the Company’s potash production in 2010.

PotashCorp 2010 Annual Report on Form 10-K  5

(9)	At Esterhazy, mine operator Mosaic mines potash for which the Company holds mineral rights. Production is carried out under a mining and processing agreement with Mosaic. The Esterhazy mineral reserve tonnage presented here, subject to the litigation described below, is the current estimate of mineable tonnes remaining in the Company’s lands after reconciliation of historic tonnes mined and product received from Mosaic. Since the tonnage of product to be received by the Company is based on an agreement with Mosaic, the entire tonnage available is placed in the “Proven Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the Company will receive approximately 943,000 tonnes for 2011 and the maximum amount of product under the agreement for subsequent years, and is subject to adjustment based on the outcome of the legal proceedings subsequently described. Mosaic and the Company are currently in litigation concerning the remaining amount of potash that the Company is entitled to receive from Mosaic pursuant to the mining and processing agreement. See “Legal Proceedings” under Item 3 for additional information.

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

In Saskatchewan, where geological correlations are straightforward, the mineral resource categories are generally characterized by the Company as follows:

•	areas of detailed, physical exploration through actual drilling or mine sampling, near existing underground workings, and within a mining lease are reported in the measured mineral resource category;

•	areas of sparse exploration, such as areas with 3D surface seismic coverage, little or no drilling, and at some distance from underground workings, and within a mining lease are reported in the indicated mineral resource category;

•	areas of limited exploration, such as areas that have been investigated through regional geological studies, or areas with 2D regional surface seismic coverage, little or no drilling, and at some distance from underground workings, and still within a mining lease or exploration permit area are reported in the inferred mineral resource category.

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

The Company’s estimated mineral resource tonnage as of December 31, 2010 for each of our mines is as follows:

	Mineral Resource
	Measured Resource	Indicated Resource	Inferred Resource	Grade
	(Millions of tonnes	(Millions of tonnes	(Millions of tonnes	%K20
	in-place)	in-place)	in-place)	Eq(1)
Allan(2) (A Zone)	211	245	1,455	25.8
(B Zone)	1,177	246	1,462	21.5
Cory(2) (A Zone)	223	443	986	24.7
(B Zone)	1,136	476	961	21.5
Lanigan(2) (A Zone)	1,965	572	1,512	25.2
(B Zone)	426	747	2,046	21.5
Rocanville	369	580	2,017	23.5
Patience Lake(3)	—	—	—	—
Esterhazy(4)	—	—	—	—
New Brunswick	—	153	319	24.6

(1)	See footnote 5 to table under “Potash Operations — Reserves”.

(2)	See footnote 7 to table under “Potash Operations — Reserves”.

6  PotashCorp 2010 Annual Report on Form 10-K

(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation at present.

(4)	Since mining at Esterhazy is carried out under an agreement with mine operator Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company reports no mineral resource tonnage over and above the reported reserve at Esterhazy.

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

Properties
We conduct our phosphate operations primarily at two facilities, one a 74,787-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes P205 of phosphoric acid per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a 6.0 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, a superphosphoric acid (“SPA”) plant, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

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

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; and Joplin, Missouri;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

PotashCorp 2010 Annual Report on Form 10-K  7

Plant Locations	Primary Products Produced
Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA
White Springs, Florida(1)	SPA, MAP, MGA(2), animal feed
Cincinnati, Ohio	Blended purified acid products
Geismar, Louisiana(3)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.

(2)	All of the MGA is consumed internally in the production of downstream products.

(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

Production
We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2010, the Aurora facility’s total production of phosphate rock was 4.0 million tonnes and the White Springs facility’s total production of phosphate rock was 1.8 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers (the “Corps”) in June 2009. The permit authorizes mining in excess of 30 years.

Phosphate rock is the major input in our phosphorus processing operations. Substantially all of the phosphate rock produced is used internally for the production of phosphoric acid, SPA, chemical fertilizers, purified phosphoric acid and animal feed products. Unlike the Aurora and White Springs operations, the Geismar facility does not mine phosphate rock. Presently, the Geismar facility purchases phosphate rock from Morocco pursuant to an agreement with a Moroccan government-owned company, wherein prices are reset at prescribed dates through negotiation.

In addition to phosphate ore, the principal raw materials we require are sulfur and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which we purchase from third parties. Any significant disruption in our sulfur supply to the phosphate facilities could adversely impact our financial results. We produce sulfuric acid at the Aurora, White Springs and Geismar facilities.

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

Phosphate Rock
(Millions of tonnes)
	Annual	2010		2009		2008
	Capacity	Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.068	27.29	4.198	27.36	4.027	27.35
White Springs, FL	3.6	1.783	30.11	2.499	30.35	3.025	29.88

Total	9.6	5.851		6.697		7.052

8  PotashCorp 2010 Annual Report on Form 10-K

Phosphoric Acid
(Millions of tonnes P2O5)
	Annual	2010	2009	2008
	Capacity	Production	Production	Production
Aurora, NC	1.202	1.146	0.932	1.054
White Springs, FL	0.966	0.705	0.433	0.741
Geismar, LA	0.202	0.136	0.140	0.147

Total	2.370	1.987	1.505	1.942

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

In connection with the new permit at Aurora and the reporting requirements under Canadian National Instrument 43-101, the Company engaged Marston & Marston, Inc. (“Marston”) in late 2009 to update the estimated phosphate ore reserves at both Aurora and White Springs. Marston developed geologic and cost models, mine plans, production schedules and a cash flow estimate for each operation based on (i) a review of Company records and information regarding land areas controlled by the Company, (ii) drilling and sampling databases provided by the Company, (iii) visits to each site’s mining operations and discussions with Company personnel familiar both with the geology of the phosphate ore deposits and (iv) a phosphate market study. From these, Marston developed both reserve and resource estimates for Aurora and White Springs.

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2010 at a stated average grade of 30.66% P2O5.

	Tonnes of
	Phosphate Rock
	(Millions of tonnes)
	Stated Average Grade 30.66% P205
	Proven	Probable	Total
	Reserves	Reserves	Reserves
Aurora
Permitted	59.4	1.0	60.4
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	36.8	—	36.8
To Be Permitted	3.6	—	3.6

Total	153.6	7.8	161.4

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 33 years. This mine life is based on an average annual production rate of approximately 3.66 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2010. If mineral deposits covered by the new permit at Aurora and now reclassified as resources are included, the mine life at Aurora would be about 52 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 17 years. This mine life is based on an average annual production rate of approximately 2.39 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2010.

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

PotashCorp 2010 Annual Report on Form 10-K  9

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2010 for each of our mines is as follows:

Mineral Resource (30.66% P205)(1)
	Measured	Indicated	Inferred
	Resource	Resource	Resource
	(Millions of	(Millions of	(Millions of
	tonnes	tonnes	tonnes
	in-place)	in-place)	in-place)
Aurora	172.3	4.6	—
White Springs	76.3	—	—

(1)	Resources are different from Reserves and are not additive. Resources are defined as tonnes in situ before recovery factors have been applied.

The scientific and technical information included in the Phosphate Operations section has been prepared by “qualified persons” under Canadian National Instrument 43-101. The qualified persons who prepared and verified the information at each site are I.K. Gilmore CPG, PG (PCS Phosphate — Aurora, Superintendent Mine Planning & Chief Geologist) at Aurora and Cameron Lynch, P.E. (PCS Phosphate — White Springs, Superintendent Mine Planning/Mine Services) at White Springs.

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

Plant Locations	Nitrogen Products Produced
Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(1)	Nitric acid and nitrogen solutions
Lima, Ohio	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	Since 2003, we have not produced ammonia at Geismar. In February 2011, we announced plans to resume ammonia production at our Geismar plant and we currently anticipate resuming ammonia production at Geismar in the 4th quarter of 2012.

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

The following table sets forth, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1)
	(Millions of Tonnes)
	Annual	2010	2009	2008
	Capacity	Production	Production	Production
Trinidad	2.177	2.194	1.858	1.785
Augusta, GA	0.713	0.693	0.690	0.674
Lima, OH	0.599	0.482	0.555	0.538

Total	3.489	3.369	3.103	2.997

(1)	A substantial portion is upgraded to value added products.

10  PotashCorp 2010 Annual Report on Form 10-K

Raw Materials
Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the US, we employ natural gas hedges with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 90% of our needs in 2011, 83% in 2012, 67% in 2013, 56% in 2014 and 2015, and 51% from 2016 to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 86% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Marketing
The following table summarizes our sales from potash, phosphate and nitrogen products (by geographical distribution) in the past three fiscal years.

	2010	2009	2008
Potash
Canada	$138.5	$64.0	$150.6
United States	1,315.4	538.3	1,353.1
Canpotex(1)	1,272.6	613.7	2,257.1
Other	274.1	99.8	307.3

Total	$3,000.6	$1,315.8	$4,068.1

Phosphates
Canada	$100.3	$114.8	$200.3
United States	1,148.7	860.3	1,640.6
PhosChem(1)	395.5	242.0	713.6
Other	177.1	157.3	326.2

Total	$1,821.6	$1,374.4	$2,880.7

Nitrogen
Canada	$2.7	$5.3	$9.9
United States	1,562.4	1,126.2	2,251.1
Other	151.3	155.0	236.7

Total	$1,716.4	$1,286.5	$2,497.7

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

For financial information about our business segments and North American and offshore sales, see the information under “Potash — Potash Results” and “Potash — Potash Performance” on pages 26 through 28, “Phosphate — Phosphate Results” and “Phosphate — Phosphate Performance” on pages 32 through 34 and “Nitrogen — Nitrogen Results” and “Nitrogen — Nitrogen Performance” on pages 38 through 40 in our 2010 Financial Review, attached as Exhibit 13, and Note 18, Segment Information, to our 2010 consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of long-lived assets is disclosed in Note 18, Segment Information, to our 2010 consolidated financial statements incorporated by reference under Item 8 in this report.

We have a diversified customer base and, apart from sales to Canpotex, no one customer accounted for more than 10% of our total sales in 2010.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. PCS Sales (Canada) Inc. executes offshore marketing and sales for our New Brunswick potash and marketing and sales for our potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc. executes marketing and sales for our potash, phosphate and nitrogen products in the United States. PhosChem, an association formed under the US Webb-Pomerene Act, is the principal vehicle through which we execute offshore marketing and sales for our phosphate fertilizers. See “Offshore Marketing” below.

North American Marketing
In 2010, North American sales of potash products represented 49% of our total potash sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

In 2010, North American sales of phosphate products represented 68% of our total phosphate sales, substantially all of which were attributable to phosphate customers in the United States. In 2010, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

PotashCorp 2010 Annual Report on Form 10-K  11

In 2010, North American sales of nitrogen products represented 91% of our total nitrogen sales and our total non-fertilizer products accounted for 66% of our total nitrogen sales, substantially all of which were attributable to nitrogen customers in the US. Typically, North American nitrogen fertilizer sales are greatest in the second quarter. In 2010, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

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

Offshore Marketing
Potash we produce in Saskatchewan for sale outside Canada and the United States is sold to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company providing integrated sales, marketing and distribution for all Canadian potash exported to customers outside the United States and Canada. Each shareholder of Canpotex has an equal voting interest as a shareholder through its nominees on the board of directors, and the shareholders of Canpotex have committed to use Canpotex as their exclusive offshore export outlet for potash produced in Canada as long as they are members of Canpotex. The members of Canpotex have exempted production from our New Brunswick mine from this requirement.

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2010, we supplied 55.79% of Canpotex’s requirements. Canpotex generally sells potash to private firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2010	2009	2008
China	14%	6%	13%
India	14	32	16
Other Asian countries	41	43	39
Latin America	25	13	25
Other countries	6	6	7

Total	100%	100%	100%

For 2010, sales to Canpotex represented 42% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 9% of our total potash sales in 2010.

Since 1975, PhosChem has been the largest exporter of US phosphate fertilizers. Currently, the members of PhosChem are PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members have agreed, except for certain sales that are reserved individually to the PhosChem member companies, to export their fertilizer products exclusively through PhosChem. PhosChem negotiates prices and other terms for such export sales of its members’ phosphate fertilizer products that are made through PhosChem. Since 1995, pursuant to the terms of the PhosChem membership agreement, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers and PCS Sales (USA), Inc., is responsible for the marketing of liquid merchant grade phosphoric acid in export trade. Total sales for 2010 (on a P2O5 basis) were apportioned as follows: 75% to Mosaic Crop Nutrition LLC and 25% to PCS Sales (USA), Inc. The PhosChem agreement is renewed annually.

Revenue from sales to PhosChem accounted for 22% of our total phosphate sales in 2010. Other offshore phosphate sales accounted for 10% of our total phosphate sales in 2010. In 2010, 67% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for the past three calendar years in the various geographical regions.

	2010	2009	2008
India	58%	61%	57%
China	2	1	—
Other Asian countries	9	9	11
Latin America	20	19	21
Other countries	11	10	11

Total	100%	100%	100%

12  PotashCorp 2010 Annual Report on Form 10-K

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2010, our offshore sales of nitrogen products represented 9% of our total nitrogen sales.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) fluctuations in foreign currency exchange rates; (ii) changes in currency and exchange controls; (iii) the availability of foreign exchange; (iv) laws, policies and actions affecting foreign trade; and (v) other economic, political and regulatory policies of foreign governments.

Distribution and Transportation
We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2010, we leased or owned 212 terminal and warehouse facilities, some of which have multi-product capability for a total of 280 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also lease or own approximately 9,950 rail cars. In the offshore market, the Company leases one warehouse in China, one in Malaysia and has ownership in a dry bulk fertilizer port terminal in Brazil through a joint venture.

Potash Products
Transportation costs add significantly to the total cost of potash. Producers have a definite advantage in markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the US Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the former Soviet Union, Germany and the Middle East) to compete effectively in some of our traditional markets.

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

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the US. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products produced at the White Springs facility through Tampa, Florida for offshore sales. Ammonia to White Springs and Aurora is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is also supplied through rail deliveries from our Lima, Ohio production facility, Geismar, Louisiana storage facility and leased storage at Pascagoula, Mississippi.

Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products are shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Nitrogen Products
We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 41 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

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

PotashCorp 2010 Annual Report on Form 10-K  13

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

We compete with government enterprises and independent phosphate producers in important exporting countries, including Morocco, Tunisia, Jordan, South Africa, Russia, Mexico, Senegal and Australia. In addition, increased phosphate fertilizer production in traditionally important US export markets such as China have impacted US export sales to those countries. Our principal competitors in North American markets include The Mosaic Company and CF Industries, Inc.

Within the animal feed supplement business in the phosphate segment, opportunities exist to differentiate products based on nutritional content, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market segments.

Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. We market industrial phosphate products principally in the US and we compete against domestic suppliers and imports.

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

Our nitrogen production serves both fertilizer and industrial customers. Our US plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. Our US production is currently in a favorable cost position, primarily due to shale gas developments. In Trinidad, our natural gas contracts are primarily indexed to Tampa, Florida ammonia prices. Within North America, sales are regionalized due to transportation costs. CF Industries, Inc., Koch Industries, Inc., Terra Industries, Inc. and importers are our main competitors. Imports are expected to continue.

Employees
At December 31, 2010, we employed 5,486 persons, of whom 1,866 were salaried and 3,620 were hourly paid. Of these 5,486 employees, our potash operations employed 2,328 people, our phosphate operations 1,917 and our nitrogen operations 823. Our sales and transportation and distribution functions were handled by 93 employees in Northbrook, Illinois and various other locations in the United States and by 18 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a staff of 304.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Collective Bargaining
Plant Location	Agreement Expiry Date
Allan, Saskatchewan	April 30, 2011
Cory, Saskatchewan	April 30, 2011
Patience Lake, Saskatchewan	April 30, 2011
Lanigan, Saskatchewan	January 31, 2012
Rocanville, Saskatchewan	May 31, 2012
Cincinnati, Ohio	November 1, 2015
Lima, Ohio	October 1, 2012
White Springs, Florida	December 2, 2013

On December 1, 2010, employees at Cassidy Lake decertified and are no longer represented by the United Steelworkers union. At Esterhazy, the collective bargaining agreement between Mosaic and the union representing its employees expires January 31, 2013.

We believe our relations with our employees to be good.

Royalties and Certain Taxes
Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax (“Potash Production Tax”). No Potash Production Tax was paid in 2010. As a resource corporation in the Province of Saskatchewan, we are also subject to a resource surcharge that is a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In 2010, the total resource surcharge paid was $74.6 million.

In addition to the Potash Production Tax and resource surcharge, royalties, taxes and rental fees are payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others by potash producers in respect of potash sales, production or property in the Provinces of Saskatchewan and New Brunswick. These royalties, taxes and fees, which are included in cost of goods sold, were $97.9 million in 2010.

14  PotashCorp 2010 Annual Report on Form 10-K

For 2010, miscellaneous taxes paid (not included above) totaled $2.2 million. We do not make royalty payments in connection with our phosphate and nitrogen operations.

Income Taxes
PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes increased due to higher income before taxes. The annual effective tax rate on ordinary earnings increased in 2010 due mainly to a greater proportion of earnings, particularly in Canada, being subject to tax within higher tax jurisdictions.

The effective tax rate including discrete items for 2010 was 26% compared to 7% in 2009. Total discrete tax adjustments that impacted the rates were $55.1 million (2009 — $(141.5) million). Significant items recorded included the following:

•	In 2010, a current tax expense of $81.4 million and a future tax recovery of $45.7 million to adjust the 2009 income tax provision to the income tax returns filed during 2010;

•	In 2009, a future tax recovery of $119.2 million for a tax rate reduction resulting from an internal restructuring;

•	A current tax recovery of $47.6 million in 2009 that related to an increase in permanent deductions in the US from prior years; and

•	In 2009, a future tax expense of $24.4 million related to a functional currency election by the parent company for Canadian income tax purposes.

Environmental Matters
Our operations are subject to numerous environmental requirements under federal, provincial, state and local laws and regulations of Canada, US, Brazil and Trinidad and Tobago. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of these laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.

The Safety, Health and Environment (“SHE”) committee of the Board of Directors measures the company’s safety, health, environmental and security performance against our management policies and procedures. The committee also monitors progress against our safety and environmental goals and targets, working closely with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.

Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $133.7 million for the year ended December 31, 2010, as compared to $129.6 million and $123.3 million for the years ending December 31, 2009 and December 31, 2008, respectively.

We routinely undertake environmental capital projects. In 2010, capital expenditures of $59.7 million (2009 — $108.8 million) were incurred to meet pollution prevention and control objectives and $1.4 million (2009 — $1.3 million) were incurred to meet other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2011 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives and other environmental objectives.

Environmental Requirements, Permits and Regulatory Approvals
Many of our operations and facilities are required to operate in compliance with a range of regulatory requirements, permits and approvals. Such permits and approvals typically have to be renewed or reissued periodically. We may also become subject to new laws or regulations that impose new requirements or require us to obtain new or additional permits or approvals. We believe that we are currently in material compliance with existing regulatory programs, permits and approvals. However, there can be no assurance that such permits or approvals will issue in the ordinary course. Further, the terms and conditions of future regulations, permits and approvals may be more stringent and may require increased expenditures on our part.

Air Emissions. With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent US federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The US Environmental Protection Agency (“USEPA”) has issued a number of regulations establishing requirements to reduce air pollutant emissions. We continue to monitor developments in these various programs and to assess their potential impact on our operations.

Climate Change. We have determined that we will pursue a greenhouse gas mitigation strategy because climate change is of increasing concern to governments, elected officials, non-governmental organizations, community leaders and the general public. Increasing regulation of greenhouse gases could impact our operations by requiring changes to our production processes or

PotashCorp 2010 Annual Report on Form 10-K  15

increasing raw material, energy, production or transportation costs. We have assembled a multidisciplinary task force to assess the objectives of such a strategy along with the revenue opportunities and the corporate costs of doing so.

A source of greenhouse gases from our operations is process emissions from some of our nitric acid plants. In addition, the use of natural gas at our mines and as a feedstock in our ammonia production results in greenhouse gas emissions. The use of electricity and the transportation of materials associated with our operations are indirect sources of greenhouse gases.

The Company has set a goal of reducing greenhouse gas emissions by ten percent per ton of product produced by 2012 compared to 2007. As part of meeting that goal, greenhouse gas emission monitoring equipment has been installed at two of our nitric acid plants. Although the Company is on track to achieve this goal, further reduction efforts are complicated by the lack of comprehensive greenhouse gas legislation in the US, where most of the Company’s greenhouse gas emissions occur.

In 2002, the Canadian government ratified the Kyoto Protocol, which calls for Canada to reduce its emissions of “greenhouse gases” to 94% of its 1990 emissions by 2012. The Kyoto Protocol became effective on February 16, 2005. It is uncertain if the Canadian government will issue final rules to implement the Kyoto Protocol. Trinidad and Tobago has also ratified the Kyoto Protocol. Our operations there would not be immediately impacted by the implementation of the treaty as this is a developing country, which does not have any specific emission reduction requirements. The United States has not ratified the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States and Canada each submitted a greenhouse gas emission reduction target of 17% compared to 2005 levels. The ultimate impact of the accord on our activities is unclear at this time. We continue to monitor the international efforts to address climate change. Their effect on our operations cannot be determined with any certainty at this time.

The countries where we operate are considering, and in some cases have adopted, their own measures to address climate change independent of the Kyoto Protocol and other international efforts. In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. The Province of Saskatchewan is considering the adoption of greenhouse gas emission control requirements. Regulations pursuant to the Management and Reduction of Greenhouse Gases Act in Saskatchewan, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2011. There is no certainty as to the scope or timing of any final, effective provincial requirements.

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

Although US Congress has not passed any greenhouse gas emission control laws, USEPA has adopted several rules to control greenhouse gas emissions using authority under existing environmental laws. On January 2, 2011, USEPA began phasing in requirements for all “stationary sources”, such as the Company’s plants, to obtain permits incorporating the “best available control technology” for greenhouse gas emissions at a source if it is a new source that could emit 100,000 tons of greenhouse gases per year or if it is a modified source that increases such emissions by 75,000 tons per year. The Company is not currently aware of any projects at its facilities that would be subject to these requirements. The Company is monitoring these developments, and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

USEPA Phosphate Initiative. The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the Company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The Company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. The Company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the Company is unable to evaluate the extent of any exposure that it may have in these matters.

USEPA Clean Air Act Initiative. The USEPA also has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the Company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the Company of various alleged violations of the Clean Air Act at its Geismar, Louisiana plant. The government has demanded process changes and

16  PotashCorp 2010 Annual Report on Form 10-K

penalties that would cost a total of approximately $27.0 million, but the Company denies that it has any liability for the Geismar, Louisiana matter. Although the Company is proceeding with planning and permitting for the process changes demanded by the government, the Company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the USEPA requested that the Company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs, Florida sulfuric acid plants. The Company participated in such meeting but, at this time, is unable to evaluate if it has any exposure.

Aurora Facility Permits. Significant portions of the Company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the Company must obtain a permit from the Corps before mining in the wetlands. On January 15, 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of thirty years from lands owned or controlled by the Company, including some wetlands, would not degrade water quality. Thereafter, on June 10, 2009, the Corps issued the Company a permit that will allow the Company to mine the phosphate deposits identified in the Section 401 certification. USEPA decided not to seek additional review of the permit. On March 12, 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings (“OAH”) challenging the Section 401 certification. The Company has intervened in this proceeding. Cross-motions for summary judgment by the Petitioners and the Company have been filed, briefed and argued. The OAH has not issued a decision on them. At this time, the Company is unable to evaluate the extent of any exposure it may have in this matter.

Florida Nutrient Rules for Water Quality. On December 6, 2010, USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted at the Company’s White Springs, Florida plant. The revised nutrient criteria will become part of Florida’s water quality standards on March 6, 2012. Projected capital costs resulting from the rule could be in excess of $100.0 million for the Company’s White Springs, Florida plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the revised nutrient standards under all flow conditions. This estimate assumes that the rule survives court challenges and that none of the site specific mechanisms for relief from the revised nutrient criteria are available to the White Springs, Florida plant. Various judicial challenges to the rule have been filed, including one lawsuit by The Fertilizer Institute and White Springs. The prospects for a rule to be implemented as issued by USEPA and the availability of the site specific mechanisms are uncertain.

Asset Retirement Obligations
We have recorded in the accompanying consolidated financial statements an asset retirement obligation for the costs associated with the retirement of our long-lived assets when a legal liability to retire such assets exists. This includes obligations incurred as a result of acquisition, construction or normal operation of these assets. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 15 of the Company’s consolidated financial statements in the 2010 Financial Review for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in most cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Our asset retirement obligations include reclamation costs related to the gypsum stack capping, closure and post-closure operating and maintenance requirements applicable to our phosphate facilities. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2010, we had accrued a total of $331.5 million for asset retirement obligations. The current portion totaled $17.2 million.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans submitted by the Company. The Company had previously provided a CDN$2.0 million irrevocable letter of credit and in the second quarter of 2010 finalized all matters regarding the financial assurances for the 2006 review, including the payment of CDN$2.8 million into the agreed upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at

PotashCorp 2010 Annual Report on Form 10-K  17

least once every five years, or sooner as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances is in 2011 and discussions regarding these financial assurances have commenced. The MOE has indicated that it is seeking an increase of the amount paid into the trust fund by the Company. Based on current information, the Company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

Site Assessment and Remediation
We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. The US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and other US federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. We have incurred and expect to continue to incur costs and liabilities because of our current and former operations, including those of divested and acquired businesses. We have generated and, with respect to our current operations, continue to generate substances that could result in liability for us under these laws.

We have accrued $25.0 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $9.4 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters, including matters described below to the extent the incurrence of the costs is reasonably probable and reasonably estimable.

Lakeland, Florida Location. The Company, along with other parties, has been notified by USEPA of potential liability under CERCLA with respect to certain soil and groundwater conditions at a site in Lakeland, Florida, which includes a former PCS Joint Venture fertilizer blending facility and certain surrounding properties. A Record of Decision (“ROD”) was issued on September 27, 2007 and provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $8.5 million. In September 2010, the USEPA approved the Remedial Design Report to address the soil contamination, and the work to implement it is expected to begin in 2011. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related claims.

Planters Property. The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina, known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of approximately $3.0 million of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. After the Phase II trial, the district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. PCS Nitrogen has filed a motion for amendment of this decision. If that request is denied, the decision may be appealed, along with a previous decision imposing successor liability on PCS Nitrogen. The ultimate amount of liability for PCS Nitrogen, if any, depends upon the amount needed for remedial activities, the ability of other parties to pay, and on the availability of insurance.

Ward Superfund Site. PCS Phosphate Company, Inc. (“PCS Phosphate”) has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $73.0 million. The Settling Parties have initiated CERCLA cost recovery litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6.1 million. In response to a special notice letter from the USEPA, PCS Phosphate and the Settling Parties made a good-faith offer to perform and/or pay for certain actions described in the special notice letter. At this time, the Company is unable to

18  PotashCorp 2010 Annual Report on Form 10-K

evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

Augusta, Georgia Location. Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. PCS Nitrogen Fertilizer has performed investigations of environmental site conditions and has documented its findings in several reports submitted to GEPD. PCS Nitrogen Fertilizer received written comments from GEPD and, to address certain of these comments, PCS Nitrogen Fertilizer is conducting additional groundwater investigation. PCS Nitrogen Fertilizer also has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. It is uncertain what effect, if any, the additional groundwater investigation will have on the proposed CAP.

White Springs Sinkhole. In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility, a sinkhole was discovered that resulted in the loss of approximately 84 million gallons of water from the stack. The Company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The Company incurred costs of $6.2 million to address the sinkhole between the time of discovery and the end of 2010. The Florida Department of Environmental Protection (“FDEP”) issued a notice to the Company stating that the release may constitute an unauthorized discharge. In December 2010, the Company entered into a consent order with FDEP pursuant to which the Company agreed to, among other things, remediate the sinkhole and perform additional monitoring of the groundwater quality and hydrogeologic conditions related to the sinkhole collapse. The Company also entered into an order on consent with the USEPA that requires the Company to complete a study of available feasible measures to reduce the possibility and impacts of any future sinkholes. In December 2010, the Company submitted to USEPA a study and a proposal to implement certain mitigation measures to meet the goals of the USEPA order on consent. Pending the USEPA review of the proposal, the Company is unable at this time to estimate with certainty the total costs that may be incurred to address this matter. The impact of the actions required by the USEPA consent order on the asset retirement obligation for the White Springs gypsum stacks also cannot be determined with certainty at this time. The Company will review the asset retirement obligation for the White Springs gypsum stacks to reflect actions required by the USEPA consent order after USEPA approves a plan pursuant to the consent order and senior Company management and the Board of Directors give authorization to proceed with the approved plan.

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

PotashCorp 2010 Annual Report on Form 10-K  19

Our Executive Officers
The name, age, period of service with the Company and position held for each of our executive officers as at February 22, 2011 is as follows:

		Served
Name	Age	Since	Position Held
William J. Doyle	60	1987	President and Chief Executive Officer
Wayne R. Brownlee	58	1988	Executive Vice President, Treasurer and Chief Financial Officer
G. David Delaney	50	1997	Executive Vice President and Chief Operating Officer
Robert A. Jaspar	52	1997	Senior Vice President, Information Technology
Joseph A. Podwika	48	1997	Senior Vice President, General Counsel and Secretary
Stephen F. Dowdle	60	1999	President, PCS Sales
Garth W. Moore	62	1982	President, PCS Potash
Thomas J. Regan, Jr.(1)	66	1995	President, PCS Phosphate and PCS Nitrogen
Daphne J. Arnason	55	1988	Vice President, Internal Audit
Karen G. Chasez(2)	57	2000	Vice President, Procurement
John R. Hunt(3)	52	1997	Vice President, Safety, Health and Environment
Lee M. Knafelc	43	1998	Vice President, Human Resources and Administration
Denis A. Sirois	55	1978	Vice President and Corporate Controller
Denita C. Stann	42	2006	Vice President, Investor and Public Relations

(1)	Mr. Regan is retiring effective March 1, 2011. Brent Heimann has been appointed to succeed Mr. Regan as President, PCS Phosphate and PCS Nitrogen.

(2)	Ms. Chasez is retiring effective March 1, 2011. Darryl Stann has been appointed to succeed Ms. Chasez as Vice President, Procurement.

(3)	Mr. Hunt is leaving the employment of the Company April 1, 2011. Mark Fracchia has been appointed to succeed Mr. Hunt as Vice President, Safety, Health and Environment.

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
G. David Delaney	March 2000 — July 2010	President, PCS Sales
Stephen F. Dowdle	December 2005 — July 2010	Senior Vice President, Fertilizer Sales, PCS Sales
Thomas J. Regan, Jr.	August 1999 — January 2007	President, PCS Phosphate
Lee M. Knafelc	April 2004 — August 2007	Director, Industrial Relations & People Development
	September 2007 — December 2010	Senior Director, Human Resources
Denita C. Stann	September 2006 — December 2006	Manager, Sustainability
	January 2007 — December 2008	Director, Investor Relations
	January 2009 — December 2010	Senior Director, Investor Relations

Presentation of Financial Information
We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 18, Segment Information, to our consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, incorporated by reference under Item 8 of this Form 10-K.

We present our consolidated financial statements in accordance with accounting principles generally accepted in Canada, or Canadian GAAP. See Note 31, Reconciliation of Canadian and United States Generally Accepted Accounting Principles, to our 2010 consolidated financial statements, incorporated by reference under Item 8 of this Form 10-K, for a discussion of certain significant differences between Canadian GAAP and accounting principles generally accepted in the United States, or US GAAP, as they relate to us.

Unless otherwise specified, financial information is presented in US dollars.

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

20  PotashCorp 2010 Annual Report on Form 10-K

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

Item 1A. Risk Factors
Our performance and future operations are affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated Risk Management Framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Risk Management” on pages 45 and 46 in our 2010 Financial Review, attached as Exhibit 13, incorporated herein by reference. See “Forward-Looking Statements” earlier in this report.

The Company implements strategies to mitigate risks, including the risks identified in this section. A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Financial Review, attached as Exhibit 13, on pages 19 through 25 for potash, 29 through 31 for phosphate and 35 through 37 for nitrogen.

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

We estimate the future level of demand for our products and attempt to meet growing demand. Accurate estimates allow us to prevent surplus inventory and missed sales opportunities. However, inaccurate estimates can lead to unanticipated costs and decreased profits. If our estimates of future potash demand prove to be overstated, we could experience a lower return on investment due to lower profits.

New product supply can create a structural market imbalance, which could reduce our profits.
Generally, fertilizer products are bulk commodities characterized by minimal product differentiation within product categories. Consequently, the market for fertilizer is subject to competitive pricing pressures and cyclicality. An increase in the competitive supply of fertilizer that outpaces the growth in world consumption generally leads to price reductions; whereas, a supply shortage can increase prices as customers compete for available product. As in many commodity businesses, during cycles of lower prices, there tends to be less investment in capacity expansion, while periods of higher prices typically have new supply projects and increased production.

Commodity price cyclicality varies from industry to industry. The nitrogen industry, for example, is characterized by many producers around the world, lower capital costs of entry and short construction times. Not surprisingly, nitrogen is prone to substantial price volatility. In contrast, quality potash deposits are rare; capital costs are very high; and based on our experience we believe that greenfield projects take at least 7 years to develop. As a result, potash prices are less volatile than nitrogen prices.

We rely heavily upon railcars, ocean freightliners, warehouse and port storage facilities to transport and distribute product to our customers.
Transportation is a significant part of the cost of our products to customers and some of our customers require just-in-time delivery. Accessing affordable and dependable transportation is important in allowing us to supply customers near our operating facilities and customers around the world. Labor disputes, derailments, adverse weather or other environmental events, short term swings in demand for potash and changes to rail or ocean freight systems could interrupt or limit available transport services, which could result in customer dissatisfaction, loss of sales potential and could negatively affect our financial performance.

Strong shipping demand for grain and other products affects railcar availability for fertilizer products. A shortage of railcars for carrying product and increased delivery time in North America may result in inability to deliver on a timely basis, customer dissatisfaction, loss of sales and higher transportation costs. Delays and missed

PotashCorp 2010 Annual Report on Form 10-K  21

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
The Company has operations and investments in countries outside of Canada and the United States. Historically, these countries have had less stable political environments. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in entities located in Chile, Jordan, China and Israel. Additionally, potash from our Saskatchewan operations for sale outside Canada and the United States is sold exclusively to Canpotex, which is an export marketing and sales company. A significant portion of Canpotex sales are to China, Brazil, India, Indonesia, Malaysia and Japan.

Global expansion opportunities with the lowest cost and the highest synergies are sometimes located in politically sensitive regions. Inherent business risks within Canada and the United States also exist in foreign countries and may be exaggerated by differences in culture, laws and regulations. Political and economic conditions, foreign trade policies, fiscal policies, laws, regulations and other activities of foreign governments may affect development and performance of our operations and investments. Our operations and investments may be affected by abrupt political change, forced divestiture, selective discrimination, inconvertibility of funds, armed conflict, terrorist activity and unexpected changes in regulatory requirements, social, political, labor and economic conditions.

Water inflows in our potash mines, or potash mines in which we have an interest, could result in increased costs and could lead to the abandonment of a mine, either of which could adversely affect the results of our operations.
The presence of water-bearing strata in many underground mines poses the risk of water inflows. It is sometimes difficult to predict if or when water inflow will occur at our mines or mines in which we have an interest. We currently manage water inflows at our New Brunswick mine. Ongoing water inflows are being managed at the Esterhazy mine, in which we have an interest in the mineral rights. Additional water inflows at these or other mines could increase the costs required to operate such mines, increase the risk of personal injury and/or lead to the abandonment of a mine. The risk of underground water inflows, as with other underground risks, is not insurable.

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
Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes, slowdowns or impose additional costs to resolve these disputes. These disruptions may negatively impact our ability to produce or sell our products.

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
Intentional acts of destruction could hinder our sales or production and disrupt our supply chain. Facilities could be damaged leading to a reduction in our operational production capacity. Employees, contractors and the public could suffer substantial physical injury. The consequences of any such actions could damage our reputation, negatively affecting our sales and profits.

Increasing regulation of greenhouse gas emissions could impact our business.
Our production processes produce greenhouse gases. Various governmental authorities, including the US and Canada, are considering regulating greenhouse gas emissions more stringently. Such regulations could require the Company to incur increasing costs to meet new regulatory requirements. Further, increased regulation of greenhouse gases could increase our raw material, energy or transportation costs.

Other events may hurt our operating results.
The effects of the recent global financial crisis are difficult to accurately determine. As a result of this crisis, our relationships with

22  PotashCorp 2010 Annual Report on Form 10-K

customers and with external partners upon whom we rely may become less stable. Conditions in the credit markets could negatively affect the ability of our customers to pay or reduce their demand for our products. If our customers’ financial condition reduces demand for our products or our suppliers’ financial condition causes disruptions to our supply chain, our operating results may be negatively affected.

Other events may also affect our performance including unexpected or adverse weather conditions; price volatility associated with feedstocks, including natural gas and sulfur; other hedging activities; changes in capital markets and corresponding effects on our investments; changes in currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in, and the effects of, government policy and regulation, including environmental regulations and greenhouse gas regulations and regulations and actions affecting our transportation and sale of natural gas; inherent risks in industrial operations, including inability to obtain insurance for underground operations; inappropriate handling and transportation of some of our products by customers or carriers; and future acquisitions by the Company.

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

All eight lawsuits have been consolidated into a Multidistrict Litigation proceeding, or MDL (No. 1996), for coordinated pretrial proceedings before Judge Ruben Castillo in the United States District Court for the Northern District of Illinois. On June 15, 2009, PCS, along with other defendants, filed a motion to dismiss the Indirect Purchaser Plaintiffs’ amended consolidated complaint and a motion to dismiss the Direct Purchaser Plaintiffs amended consolidated complaint. On November 3, 2009, the District Court granted in part and denied in part the defendants’ motion to dismiss the Indirect Purchasers’ amended consolidated complaint. Specifically, the District Court dismissed the Indirect Purchasers Plaintiffs’ federal claim and all state law claims except those arising out of the state antitrust laws of Michigan and Kansas and the plaintiffs’ Iowa unjust enrichment claim. On that same day, the District Court denied, in its entirety, the defendants’ motion to dismiss the Direct Purchaser Plaintiffs’ amended consolidated complaint. The District Court certified the issues for interlocutory appeal and the US Court of Appeals for the Seventh Circuit accepted the defendants’ petition. The District Court has stayed all discovery in the case pending the appeal.

The Company and PCS Sales (USA), Inc. believe each of these eight private antitrust lawsuits is without merit and intend to defend them vigorously.

Mosaic Litigation
The Company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the Company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the Company’s rights at the Esterhazy mine, issued a Statement of Claim in the Saskatchewan Court of Queen’s Bench (“Court”) against Mosaic on May 27, 2009 and the claim was amended on January 19, 2010. In the Amended Statement of Claim, the Company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012 and potentially much later, and seeks an order from the Court declaring the amount of potash which the Company has the right to receive. Mosaic, in its Statement of Defence, asserts that at a delivery rate of 1.24 million tons of product per year, the Company’s entitlement to receive potash under the mining and

PotashCorp 2010 Annual Report on Form 10-K  23

processing agreement would terminate by August 30, 2010. Mosaic has reported in its Form 10-Q for the quarterly period ending November 30, 2010, that it believes that at May 31, 2010 there were approximately 1.1 million tonnes of potash product due to the Company under the agreement.

In addition, at the time of filing its Statement of Defence, Mosaic commenced a counterclaim against the Company asserting that the Company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure.

Mosaic has indicated that it may begin to temporarily suspend delivery of product. If that should occur, or should Mosaic suspend shipments prior to such date the Company believes it is entitled to receive product to, the Company intends to take all necessary steps to enforce its rights under the agreement, pending determination of the matters currently in issue before the Court.

The Company will continue to assert its position in these proceedings vigorously and it denies liability to Mosaic in connection with its counterclaim.

BHP Litigation
As previously disclosed, on September 22, 2010, PotashCorp filed a complaint against BHP Billiton Limited, BHP Billiton Plc, and BHP Billiton Development 2 (Canada) limited (collectively, “BHP”) in the United States District Court for the Northern District of Illinois asserting that BHP has violated the federal securities laws by disseminating false and misleading information and omitting material information from its Schedule TO and other documents in connection with BHP’s unsolicited offer to purchase all of PotashCorp’s issued and outstanding common shares (the “BHP Offer”). On October 28, 2010, PotashCorp filed a first amended complaint in the United States District Court for the Northern District of Illinois to provide further factual detail for the claims set forth in the original complaint. On November 4 and 8, 2010, the District Court held a hearing on PotashCorp’s motion for a preliminary injunction. On November 15, 2010, BHP withdrew the BHP Offer. PotashCorp filed a notice of voluntary dismissal on November 16, 2010, and the action was dismissed without prejudice.

Shareholder Litigation
As previously disclosed, on October 6 and 13, 2010, named plaintiffs filed substantially similar purported class action complaints in the United States District Court for the Northern District of Illinois, on behalf of themselves and all other shareholders of the Company against the Company and each of its directors. The complaints alleged, among other things, that the Company defendants violated Sections 14(d)(4) and 14(e) of the Securities Exchange Act of 1934 and Section 241 of the Canada Business Corporations Act. Pursuant to notices filed in the District Court on November 19, 2010, named plaintiffs voluntarily dismissed both lawsuits. On November 23, 2010, the District Court entered Orders dismissing both cases.

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

Item 4. Submission of Matters to a Vote of Security Holders
None.

24  PotashCorp 2010 Annual Report on Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information under “Common share prices and volumes”, “Ownership”, “Dividends” and “NYSE corporate governance” on page 142 and “11 Year Report” on page 79 in our 2010 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

On January 26, 2011, the Board of Directors of the Company approved a three-for-one stock split of the Company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on February 16, 2011.

All equity-based benefit plans have been adjusted to reflect this and prior stock splits. In this annual report on Form 10-K, all share and per-share data has been adjusted to reflect the stock splits.

In each quarter of 2009 and 2010, the Company paid a cash dividend of $0.03 per common share, for a total of $0.13 for each year.

Dividends paid to US holders of our common shares, who do not use the shares in carrying on a business in Canada, are subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-US Income Tax Convention (1980), the rate of withholding is generally reduced to 15%. Shareholders in the US who have not filed a W-9 are also subject to the back-up withholding tax (currently 28%). Subject to certain limitations, the Canadian withholding tax is treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the US income tax liability of the holder. Holders are generally not subject to tax under the Income Tax Act with respect to any gain realized from a disposition of common shares.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2010:

			(c) Total Number of	(d) Maximum Number
		(b) Average Price	Shares Purchased as Part	of Shares that May
	(a) Total Number of	Paid per	of Publicly Announced	Yet Be Purchased
Period	Shares Purchased	Share(1)	Programs(2)	Under the Programs
Oct. 1, 2010 — Oct. 31, 2010	n/a	n/a	n/a	n/a
Nov. 1, 2010 — Nov. 30, 2010	34,932,582	$47.22	34,932,582
Dec. 1, 2010 — Dec. 31, 2010	7,257,438	$47.40	42,190,020

Total	42,190,020	$47.40	42,190,020

(1)	Average price paid per share includes cash paid for commissions.

(2)	On November 16, 2010, the Company announced that its Board of Directors had approved a share repurchase program authorizing up to US$2 billion in repurchases of the Company’s outstanding common shares through a normal course issuer bid. Purchasing under the program was permitted from November 18, 2010 until November 17, 2011. The Company completed the repurchase program by December 31, 2010.

Item 6. Selected Financial Data
The information under “11 Year Report” on page 79 in our 2010 Financial Review, attached as Exhibit 13, is incorporated herein by reference. Such information has been presented on the basis of Canadian GAAP. These principles differ in certain significant respects from US GAAP. The following supplemental financial data is provided on the basis of reconciliations between Canadian and US GAAP.

US GAAP	2010		2009(1)	2008(1)	2007(1)	2006(1)
	(In millions of US dollars, except per-share amounts)
Net income	1,727.8		989.0	3,365.9	1,061.9	600.9
Net income per share — basic	1.95		1.12	3.65	1.12	0.64
Total assets	14,986.9		12,468.8	9,889.4	9,483.6	7,038.9
Long-term obligations	3,755.9	(2)	3,356.2	1,758.0	1,358.3	1,339.8

(1)	Corrected as described in Note 32 to the Company’s consolidated financial statements.

(2)	Represents long-term debt obligations and does not include unamortized costs. (See Note 13 to the Company’s consolidated financial statements for a description of such amounts.)

PotashCorp 2010 Annual Report on Form 10-K  25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 8 through 79 and “Appendix” on pages 143 and 144 in our 2010 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Market Risks Associated With Financial Instruments” on page 60 and Note 25 to the Company’s consolidated financial statements on pages 115 through 120 in our 2010 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The information under “Management’s Responsibility” and “Consolidated Financial Statements”, including the Reports of Independent Registered Chartered Accountants, contained on pages 83 through 141 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 52 and 53 in our 2010 Financial Review, attached as Exhibit 13, is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
As of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s report on internal control over financial reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 83 and 84 in our 2010 Financial Review, attached as Exhibit 13, are incorporated herein by reference.

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

Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements Regarding Coal or Other Mine Safety
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The tables below present the following information for our Aurora, Weeping Water and White Springs facilities for the year ended December 31, 2010 and for the three months ended December 31, 2010:

26  PotashCorp 2010 Annual Report on Form 10-K

Year Ended December 31, 2010
		Aurora,		Weeping	White
		North		Water,	Springs,
		Carolina		Nebraska	Florida
(a)	the total number of alleged violations of mandatory health or safety standards that could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Act for which a citation was received from the Mine Safety and Health Administration (“MSHA”);	5		2	9
(b)	the total number of orders issued under Section 104(b) of the Act;	0		0	0
(c)	the total number of citations received and orders issued under Section 104(d) of the Act for alleged unwarrantable failures of the Company to comply with mandatory health or safety standards;	0		0	0
(d)	the total number of alleged flagrant violations under Section 110(b)(2) of the Act;	0		0	0
(e)	the total number of imminent danger orders issued under Section 107(a) of the Act;	1		0	0
(f)	the total dollar value of proposed assessments from the MSHA under the Act;	$39,246.00	(1)	$263.00	$9,227.00
(g)	the total number of mining-related fatalities; and	0		0	0
(h)	the total number of legal actions pending before the Federal Mine Safety and	1		1	3
	Health Review Commission as of December 31, 2010.

(1)	Of this amount, the Company has contested one proposed penalty of $33,400.

During the year ended December 31, 2010, the Company did not receive any written notice from the MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under Section 104(e) of the Act or (b) the potential to have such a pattern.

The table above does not include any citation, order or assessment that was both issued and vacated by the MSHA during the year ended December 31, 2010.

Three Months Ended December 31, 2010
		Aurora,	Weeping	White
		North	Water,	Springs,
		Carolina	Nebraska	Florida
(a)	the total number of alleged violations of mandatory health or safety standards that could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Act for which a citation was received from the MSHA;	0	1	0
(b)	the total number of orders issued under Section 104(b) of the Act;	0	0	0
(c)	the total number of citations received and orders issued under Section 104(d) of the Act for alleged unwarrantable failures of the Company to comply with mandatory health or safety standards;	0	0	0
(d)	the total number of alleged flagrant violations under Section 110(b)(2) of the Act;	0	0	0
(e)	the total number of imminent danger orders issued under Section 107(a) of the Act;	0	0	0
(f)	the total dollar value of proposed assessments from the MSHA under the Act;	$1,550.00	$0.00	$3,757.00
(g)	the total number of mining-related fatalities; and	0	0	0
(h)	the total number of legal actions pending before the Federal Mine Safety and Health Review Commission as of December 31, 2010.	1	1	3

During the three months ended December 31, 2010, the Company did not receive any written notice from the MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under Section 104(e) of the Act or (b) the potential to have such a pattern.

The table above does not include any citation, order or assessment that was both issued and vacated by the MSHA during the three months ended December 31, 2010.

PotashCorp 2010 Annual Report on Form 10-K  27

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information under “Board of Directors — Nominees for Election to the Board of Directors”, the first eight paragraphs under “Appointment of Auditors and Report of Audit Committee — Report of the Audit Committee” and Appendix F in our 2011 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

We have adopted the “PotashCorp Core Values and Code of Conduct” that applies to all of our directors, officers and employees. We make this code, as well as our corporate governance principles and the respective Charters of our Corporate Governance and Nominating, Audit and Compensation Committees, available free of charge on our website, http://www.potashcorp.com, or by request. We intend to disclose certain amendments to the “PotashCorp Core Values and Code of Conduct,” or any waivers of the “PotashCorp Core Values and Code of Conduct” granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation
The information under “Board of Directors — Director Compensation,” “Compensation — Letter from and Report of the Compensation Committee,” “Compensation — Compensation Discussion and Analysis” and “Compensation — Executive Compensation” in our 2011 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under “Ownership of Shares”, and the tables under “Board of Directors — “At Risk” Investment and Year Over Year Changes” and “Adoption of 2011 Performance Option Plan — Equity Compensation Plan Information” in our 2011 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under “Board of Directors — Director Independence and Other Relationships” on pages 13 through 15 in our 2011 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information under “Appointment of Auditors and Report of Audit Committee — Appointment of Auditors” in our 2011 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

28  PotashCorp 2010 Annual Report on Form 10-K

Part IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1.	Consolidated Financial Statements in Annual Report
The consolidated financial statements contained on pages 83 through 141 in our 2010 Financial Review, attached as Exhibit 13, are incorporated under Item 8 by reference.

2.	Schedules
Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon, dated February 22, 2011; such consolidated financial statements and reports are included in your 2010 Financial Review Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Saskatoon, Canada

February 22, 2011

PotashCorp 2010 Annual Report on Form 10-K  29

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts
(in millions of US dollars)
(audited)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year
Allowance for doubtful trade accounts receivable
2010	8.4	0.1	0.3	8.2
2009	7.7	1.3	0.6	8.4
2008	5.9	5.0	3.2	7.7
Allowance for inventory valuation
2010	16.9	2.2	10.2	8.9
2009	97.3	4.9	85.3	16.9
2008	6.3	93.1	2.1	97.3
Allowance for deferred income tax assets
2010	37.5	4.3	0.8	41.0
2009	72.9	—	35.4	37.5
2008	10.4	64.5	2.0	72.9

3.	Exhibits

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a	)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a	)
4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a	)
4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c	)

30  PotashCorp 2010 Annual Report on Form 10-K

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a	)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a	)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b	)
4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a	)
4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b	)
4(p)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a	)
4(q)	Shareholder Rights Plan Agreement, dated August 16, 2010, between the registrant and CIBC Mellon Trust Company, as Rights Agent.	8-K/A	8/23/2010	4.1
4(r)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a	)
4(s)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b	)

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

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f	)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g	)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h	)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f	)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g	)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g	)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e	)

PotashCorp 2010 Annual Report on Form 10-K  31

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p	)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l	)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m	)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l	)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m	)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o	)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x	)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm	)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r	)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc	)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s	)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u	)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v	)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w	)
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(x	)

32  PotashCorp 2010 Annual Report on Form 10-K

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa	)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z	)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa	)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p	)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q	)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii	)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii	)
10(jj)	Chief Executive Officer Medical and Dental Benefits.
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb	)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj	)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc	)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd	)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee	)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff	)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm	)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq	)
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2010 Financial Review Annual Report. The 2010 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

PotashCorp 2010 Annual Report on Form 10-K  33

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(a)	2011 Notice of Meeting, Proxy Circular and Form of Proxy. The 2011 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2010 Summary Accountability Report. The 2010 Summary Accountability Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

34  PotashCorp 2010 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dallas J. Howe Dallas J. Howe	Chair of the Board	February 25, 2011

/s/ Wayne R. Brownlee Wayne R. Brownlee	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 25, 2011

/s/ William J. Doyle William J. Doyle	President and Chief Executive Officer and Director (Principal executive officer)	February 25, 2011

/s/ Christopher M. Burley Christopher M. Burley	Director	February 25, 2011

/s/ John W. Estey John W. Estey	Director	February 25, 2011

/s/ C. Steven Hoffman C. Steven Hoffman	Director	February 25, 2011

/s/ Alice D. Laberge Alice D. Laberge	Director	February 25, 2011

/s/ Keith G. Martell Keith G. Martell	Director	February 25, 2011

/s/ Jeffrey J. McCaig Jeffrey J. McCaig	Director	February 25, 2011

/s/ Mary Mogford Mary Mogford	Director	February 25, 2011

/s/ Paul J. Schoenhals Paul J. Schoenhals	Director	February 25, 2011

/s/ E. Robert Stromberg, Q.C. E. Robert Stromberg, Q.C.	Director	February 25, 2011

/s/ Elena Viyella de Paliza Elena Viyella de Paliza	Director	February 25, 2011

PotashCorp 2010 Annual Report on Form 10-K  35

EXHIBIT INDEX

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a	)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a	)
4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4(a	)
4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a	)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a	)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b	)
4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a	)
4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b	)
4(p)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a	)
4(q)	Shareholder Rights Plan Agreement, dated August 16, 2010, between the registrant and CIBC Mellon Trust Company, as Rights Agent.	8-K/A	8/23/2010	4.1
4(r)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a	)
4(s)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b	)

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

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f	)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g	)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h	)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f	)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g	)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g	)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p	)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l	)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m	)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l	)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m	)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o	)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x	)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm	)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r	)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc	)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s	)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u	)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v	)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w	)
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(x	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa	)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z	)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa	)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p	)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q	)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii	)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii	)
10(jj)	Chief Executive Officer Medical and Dental Benefits.
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb	)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj	)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc	)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd	)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee	)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff	)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm	)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq	)
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2010 Financial Review Annual Report. The 2010 Financial Review Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(a)	2011 Notice of Meeting, Proxy Circular and Form of Proxy. The 2011 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2010 Summary Accountability Report. The 2010 Summary Accountability Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.