Form 10-Q
period 2011-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2011-05-06
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     NO ☑

As at April 30, 2011, Potash Corporation of Saskatchewan Inc. had 854,785,533 Common Shares outstanding.

Part I. Financial Information

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Position
EX-11
EX-31.A
EX-31.B
EX-32

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars)
(unaudited)

	March 31,	December 31,	January 1,
	2011	2010	2010
Assets
Current assets
Cash and cash equivalents	$473	$412	$385
Receivables (Note 2)	1,256	1,059	1,214
Inventories (Note 3)	597	570	624
Prepaid expenses and other current assets	55	54	69

	2,381	2,095	2,292
Non-current assets
Property, plant and equipment	8,494	8,141	6,444
Investments in equity-accounted investees	1,100	1,051	955
Available-for-sale investments	3,571	3,842	2,760
Other assets	305	303	274
Intangible assets	114	115	117

Total Assets	$15,965	$15,547	$12,842

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$1,694	$1,871	$729
Payables and accrued charges	1,261	1,198	817
Current portion of derivative instrument liabilities	61	75	52

	3,016	3,144	1,598
Non-current liabilities
Long-term debt	3,707	3,707	3,319
Derivative instrument liabilities	175	204	123
Deferred income tax liabilities	799	737	643
Accrued pension and other post-retirement benefits	474	468	455
Asset retirement obligations and accrued environmental costs	488	455	300
Other non-current liabilities and deferred credits	126	147	99

Total Liabilities	8,785	8,862	6,537

Shareholders’ Equity
Share capital (Note 4)	1,449	1,431	1,430
Contributed surplus	359	308	273
Accumulated other comprehensive income	2,148	2,394	1,798
Retained earnings	3,224	2,552	2,804

Total Shareholders’ Equity	7,180	6,685	6,305

Total Liabilities and Shareholders’ Equity	$15,965	$15,547	$12,842

Contingencies (Note 10)

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  1

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended
	March 31
	2011	2010
Sales (Note 5)	$2,204	$1,714
Freight, transportation and distribution	(149)	(155)
Cost of goods sold	(959)	(830)

Gross Margin	1,096	729
Selling and administrative	(75)	(60)
Provincial mining and other taxes	(34)	(23)
Foreign exchange loss	(8)	(8)
Share of earnings of equity-accounted investees	51	26
Other (expenses) income	(5)	2

Operating Income	1,025	666
Finance Costs (Note 6)	(50)	(31)

Income Before Income Taxes	975	635
Income Taxes (Note 7)	(243)	(191)

Net Income	$732	$444

Net Income Attributable to Common Shareholders	$732	$444

Net Income per Share (Note 8)
Basic	$0.86	$0.50
Diluted	$0.84	$0.49

Dividends per Share	$0.07	$0.03

(See Notes to the Condensed Consolidated Financial Statements)

2  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
(Net of related income taxes)	2011	2010
Net Income	$732	$444

Other comprehensive (loss) income
Net (decrease) increase in unrealized gains on available-for-sale investments(1)	(271)	126
Net gains (losses) on derivatives designated as cash flow hedges(2)	13	(53)
Reclassification to income of net losses on cash flow hedges(3)	14	9
Other	(2)	(1)

Other Comprehensive (Loss) Income	(246)	81

Comprehensive Income	$486	$525

Comprehensive Income Attributable to Common Shareholders	$486	$525

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.

(2)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $8 (2010 — $(32)).

(3)	Net of income taxes of $8 (2010 — $6).

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  3

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity
(in millions of US dollars)
(unaudited)

	Equity Attributable to Common Shareholders
			Accumulated Other Comprehensive Income
				Net unrealized	Actuarial
			Unrealized	losses on	gains			Total
			gains on	derivatives	(losses) on			Accumulated
			available-for-	designated as	defined			Other
	Share	Contributed	sale	cash flow	benefit			Comprehensive	Retained	Total
	Capital	Surplus	investments	hedges	plans		Other	Income	Earnings	Equity
Balance — January 1, 2011	$1,431	$308	$2,563	$(177)	$—	(1)	$8	$2,394	$2,552	$6,685
Net income	—	—	—	—	—		—	—	732	732
Other comprehensive (loss) income	—	—	(271)	27	—		(2)	(246)	—	(246)
Effect of share-based compensation	—	51	—	—	—		—	—	—	51
Dividends declared	—	—	—	—	—		—	—	(60)	(60)
Issuance of common shares	18	—	—	—	—		—	—	—	18

Balance — March 31, 2011	$1,449	$359	$2,292	$(150)	$—	(1)	$6	$2,148	$3,224	$7,180

(1)	Any amounts incurred during a period are cleared out to retained earnings at each period end. Therefore, no balance exists in the reserve at beginning or end of period.

	Equity Attributable to Common Shareholders
			Accumulated Other Comprehensive Income
				Net unrealized	Actuarial
			Unrealized	losses on	gains			Total
			gains on	derivatives	(losses) on			Accumulated
			available-for-	designated as	defined			Other
	Share	Contributed	sale	cash flow	benefit			Comprehensive	Retained	Total
	Capital	Surplus	investments	hedges	plans		Other	Income	Earnings	Equity
Balance — January 1, 2010	$1,430	$273	$1,900	$(111)	$—	(1)	$9	$1,798	$2,804	$6,305
Net income	—	—	—	—	—		—	—	444	444
Other comprehensive income (loss)	—	—	126	(44)	—		(1)	81	—	81
Effect of share-based compensation	—	29	—	—	—		—	—	—	29
Dividends declared	—	—	—	—	—		—	—	(30)	(30)
Issuance of common shares	14	—	—	—	—		—	—	—	14

Balance — March 31, 2010	$1,444	$302	$2,026	$(155)	$—	(1)	$8	$1,879	$3,218	$6,843

(1)	Any amounts incurred during a period are cleared out to retained earnings at each period end. Therefore, no balance exists in the reserve at beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

4  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended
	March 31
	2011	2010
Operating Activities
Net income	$732	$444

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	124	110
Share-based compensation	14	15
Excess tax benefit related to share-based compensation	12	7
Provision for deferred income tax	75	58
Undistributed earnings of equity-accounted investees	(51)	(26)
Other	(7)	25

Subtotal of adjustments	167	189

Changes in non-cash operating working capital
Receivables	(213)	94
Inventories	(27)	42
Prepaid expenses and other current assets	—	6
Payables and accrued charges	31	36

Subtotal of changes in non-cash operating working capital	(209)	178

Cash provided by operating activities	690	811

Investing Activities
Additions to property, plant and equipment	(441)	(457)
Purchase of long-term investments	—	(422)
Other assets and intangible assets	—	(34)

Cash used in investing activities	(441)	(913)

Cash before financing activities	249	(102)

Financing Activities
Proceeds from long-term debt obligations	—	400
Repayment of long-term debt obligations	—	(150)
Repayments of short-term debt obligations	(253)	(215)
Dividends	(28)	(29)
Issuance of common shares	18	10

Cash (used in) provided by financing activities	(263)	16

Decrease in Cash Position	(14)	(86)
Cash Position, Beginning of Period	412	385

Cash Position, End of Period	$398	$299

Cash position comprised of:
Cash	$82	$51
Short-term investments	391	248

Cash and cash equivalents	473	299
Bank overdraft (included in short-term debt)	(75)	—

	$398	$299

Supplemental cash flow disclosure
Interest paid	$41	$42
Income taxes paid	$175	$22

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  5

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011
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

The company previously prepared its financial statements in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) as set out in the Handbook of the Canadian Institute of Chartered Accountants (“CICA Handbook”). In 2010, the CICA Handbook was revised to incorporate International Financial Reporting Standards (“IFRS”), and required publicly accountable enterprises to apply such standards effective for years beginning on or after January 1, 2011, with early adoption permitted. Accordingly, these unaudited interim condensed consolidated financial statements are based on IFRS, as issued by the International Accounting Standards Board (“IASB”). In these unaudited interim condensed consolidated financial statements, the term “Canadian GAAP” refers to Canadian GAAP before the company’s adoption of IFRS.

As these financial statements represent the company’s initial presentation of its financial position, financial performance and cash flows under IFRS, they have been prepared in accordance with International Accounting Standard (“IAS”) 34, Interim Financial Reporting, and IFRS 1, First-Time Adoption of International Financial Reporting Standards (“IFRS 1”). Subject to certain transition elections disclosed in Note 13, the company has consistently applied the same accounting policies in its opening IFRS statement of financial position as at January 1, 2010 and throughout all periods presented, as if these policies had always been in effect. Note 13 discloses the impact of the transition to IFRS on the company’s reported financial position and financial performance, including the nature and effect of significant changes in accounting policies from those used in its Canadian GAAP consolidated financial statements for the year ended December 31, 2010. Except as disclosed in Note 12, these policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects.

These unaudited interim condensed consolidated financial statements are based on IFRS issued and outstanding as of May 3, 2011, the date the company’s Board of Directors approved the statements and the policies the company plans to adopt in its annual consolidated financial statements for the year ending December 31, 2011. The company will ultimately prepare its opening statement of financial position and financial statements for 2010 and 2011 by applying existing IFRS with an effective date of December 31, 2011 or prior. Accordingly, the opening statement of financial position and financial statements for 2010 and 2011 may differ from these financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its wholly owned subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2010 annual consolidated financial statements. Certain information and note disclosures which are considered material to the understanding of the company’s unaudited interim condensed consolidated financial statements and which are normally included in annual consolidated financial statements prepared in accordance with IFRS are provided below and in Note 13, along with reconciliations and descriptions of the effect of the transition from Canadian GAAP to IFRS on financial performance and financial position. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

These unaudited interim condensed consolidated financial statements were prepared under the historical cost convention, except for certain items not carried at historical cost as discussed below.

6  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Below is a summary description of the accounting policies the company considered to be significant, including a comparison to policies previously disclosed in the corresponding area under Canadian GAAP. Please refer to Note 13, “Transition to IFRS”, for a more complete description of the impacts of adopting IFRS (including policies elected upon first-time adoption of IFRS) on the company’s consolidated financial statements.

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Principles of Consolidation

Subsidiaries are all entities (including special purpose entities) over which the company has the power to govern the financial and operating policies generally accompanying a shareholding of more than one-half of the voting rights. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are deconsolidated from the date that control ceases. Principal (wholly owned) operating subsidiaries are:

•   PCS Sales (Canada) Inc.
    — PCS Joint Venture, Ltd. (“PCS Joint Venture”)
• PCS Sales (USA), Inc.	The consolidated financial statements included the accounts of PotashCorp and its subsidiaries, and any material variable interest entities (“VIEs”) for which the company was the primary beneficiary. Principal (wholly owned) operating subsidiaries were consistent with the principal operating subsidiaries identified under IFRS.
• PCS Phosphate Company, Inc. (“PCS Phosphate”)
— PCS Purified Phosphates
• White Springs Agricultural Chemicals, Inc. (“White Springs”)
• PCS Nitrogen Fertilizer, L.P.
• PCS Nitrogen Ohio, L.P.
• PCS Nitrogen Trinidad Limited
• PCS Cassidy Lake Company

All significant intercompany balances and transactions are eliminated.

Foreign Currency Transactions

Items included in the consolidated financial statements of the company and each of its subsidiaries are measured using the currency of the primary economic environment in which the individual entity operates (“the functional currency”). The consolidated financial statements are presented in United States dollars (“US dollars”), which is the functional currency of the company and the majority of its subsidiaries.

Foreign currency transactions, including Canadian, Trinidadian and Chilean dollar operating transactions, are generally translated to US dollars at the average exchange rate for the previous month. Monetary assets and liabilities are translated at period-end exchange rates.
Translation of transactions and balances depended upon whether a subsidiary was considered integrated or self-sustaining. The majority of the company’s operations were considered integrated and were translated into US dollars using the temporal method, which is consistent with the methods described under IFRS.

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in profit or loss in the period in which they arise.

All other foreign exchange gains and losses are presented in the income statement within foreign exchange gain (loss).

Translation differences on non-monetary assets and liabilities carried at fair value are recognized as part of changes in fair value. Translation differences on non-monetary financial assets such as investments in equity securities classified as available-for-sale are included in other comprehensive income (“OCI”).

Cash Equivalents

Highly liquid investments with a maturity of three months or less from the date of purchase are considered to be cash equivalents.	Canadian GAAP policy was consistent.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  7

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Asset Impairment

Assets that have an indefinite useful life (i.e., goodwill) are not subject to amortization and are tested at least annually for impairment (in April), or more frequently if events or circumstances indicate there may be an impairment. At the end of each reporting period, the company reviews the carrying amounts of both its long-lived assets to be held and used and identifiable intangible assets with finite lives to determine whether there is any indication that those assets have suffered an impairment loss. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (this can be at the asset or cash-generating unit level). A cash-generating unit is the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows from other assets or groups of assets. If an indication of impairment exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any). An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. If the recoverable amount of the cash-generating unit is less than the carrying amount of the unit, the impairment loss is allocated first to reduce the carrying amount of any goodwill allocated to the unit and then to the other assets of the unit pro rata on the basis of the carrying amount of each asset in the unit. The recoverable amount is the higher of an asset’s fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset for which the estimates of future cash flows have not been adjusted. Non-financial assets, other than goodwill, that have previously suffered an impairment loss are reviewed for possible reversal of the impairment at each reporting date.

Goodwill is allocated to cash-generating units or groups of cash-generating units for the purpose of impairment testing based on the level at which it is monitored by management, and not at a level higher than an operating segment. The allocation is made to those cash-generating units or groups of cash-generating units that are expected to benefit from the business combination in which the goodwill arose.

The company reviewed both long-lived assets to be held and used and identifiable intangible assets with finite lives whenever events or changes in circumstances indicated that the carrying amount of such assets might not have been fully recoverable. Determination of recoverability was based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expected to hold and use was based on the fair value of the assets, whereas such assets to be disposed of were reported at the lower of carrying amount or fair value less costs to sell. Reversal of previous impairments was not permitted. Changes resulting from the difference in these Canadian GAAP policies as compared to the corresponding policies under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (a).

Goodwill impairment was assessed at the reporting unit level at least annually (in April), or more frequently if events or circumstances indicated there might be an impairment. Reporting units comprised business operations with similar economic characteristics and strategies and might have represented either a business segment or a business unit within a business segment. Potential impairment was identified when the carrying value of a reporting unit, including the allocated goodwill, exceeded its fair value. Goodwill impairment was measured as the excess of the carrying amount of the reporting unit’s allocated goodwill over the implied fair value of the goodwill, based on the fair value of the assets and liabilities of the reporting unit. Upon adoption of IFRS, no changes resulted from the difference in these Canadian GAAP policies as compared to the corresponding policies under IFRS.

Other Canadian GAAP policies were consistent.

Receivables

Trade receivables are recognized initially at fair value and subsequently measured at amortized cost less provision for impairment of trade accounts receivable. A provision for impairment of trade accounts receivable is established when there is a reasonable expectation that the company will not be able to collect all amounts due. The carrying amount of the trade receivables is reduced through the use of the provision for impairment account, and the amount of any increase in the provision for impairment is recognized in the consolidated statements of income. When a trade receivable is uncollectible, it is written off against the provision for impairment account for trade accounts receivable. Subsequent recoveries of amounts previously written off are credited to the consolidated statements of income.	Canadian GAAP policies were consistent.

8  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Inventories

Inventories of finished products, intermediate products, raw materials and materials and supplies are valued at the lower of cost and net realizable value. Costs, allocated to inventory using the weighted average cost method, include direct acquisition costs, direct costs related to the units of production and a systematic allocation of fixed and variable production overhead, as applicable. Net realizable value for finished products, intermediate products and raw materials is generally considered to be the selling price of the finished product in the ordinary course of business less the estimated costs of completion and estimated costs to make the sale. In certain circumstances, particularly pertaining to the company’s materials and supplies inventories, replacement cost is considered to be the best available measure of net realizable value. Inventory is reviewed monthly to ensure the carrying value does not exceed net realizable value. If so, a writedown is recognized. The writedown may be reversed if the circumstances which caused it no longer exist.	Canadian GAAP policies were consistent.

Prepaid Expenses

The company has classified freight and other transportation and distribution costs incurred relating to product inventory stored at warehouse and terminal facilities as prepaid expenses.	Canadian GAAP policies were consistent.

Financial Instruments

Financial assets and financial liabilities are recognized initially at fair value, normally being the transaction price plus directly attributable transaction costs. Transaction costs related to financial assets or financial liabilities at fair value through profit or loss are recognized immediately in profit or loss. Regular way purchases and sales of financial assets are accounted for on the trade date.	Canadian GAAP policies were consistent.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  9

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Fair Value

Estimated fair values for financial instruments are designed to approximate amounts at which the instruments could be exchanged in a current arm’s-length transaction between knowledgeable willing parties. The fair value of derivative instruments traded in active markets (such as natural gas futures and exchange traded options) is based on the quoted market prices at the reporting date.	Canadian GAAP policies were consistent.

The fair value of derivative instruments that are not traded in an active market (such as natural gas swaps, over-the-counter option contracts and foreign currency derivatives) is determined by using valuation techniques. The company uses a variety of methods and makes assumptions that are based on market conditions existing at each reporting date. Natural gas swap valuations are based on a discounted cash flows model. The inputs used in the model include contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Certain of the futures contract prices are supported by prices quoted in an active market and others are not based on observable market data. Over-the-counter option contracts are valued based on quoted market prices for similar instruments where available or an option valuation model. The fair value of foreign currency derivatives is determined using quoted forward exchange rates at the statement of financial position date.

Fair value of investments designated as available-for-sale is based on the closing bid price of the common shares as of the statement of financial position date.

The company’s fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are:

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

When the inputs used to measure fair value fall within more than one level of the hierarchy, the level within which the fair value measurement is categorized is based on the company’s assessment of the lowest level input that is the most significant to the fair value measurement.

10  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Derivative Financial Instruments

Derivative financial instruments are used by the company to manage its exposure to commodity price, exchange rate and interest rate fluctuations. The company recognizes its derivative instruments at fair value on the consolidated statements of financial position where appropriate. Contracts to buy or sell a non-financial item that can be settled net in cash or another financial instrument, or by exchanging financial instruments, as if the contracts were financial instruments (except contracts that were entered into and continue to be held for the purpose of the receipt or delivery of a non-financial item in accordance with expected purchase, sale or usage requirements), are accounted for as derivative financial instruments.	Canadian GAAP policies were consistent.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For instruments designated as fair value hedges, the effective portion of the change in the fair value of the derivative is offset in profit or loss against the change in fair value, attributed to the risk being hedged, of the underlying hedged asset, liability or firm commitment. For cash flow hedges, the effective portion of the change in the fair value of the derivative is accumulated in other comprehensive income until the variability in cash flows being hedged is recognized in profit or loss in future accounting periods. Ineffective portions of hedges are recorded in profit or loss in the current period. The change in fair value of derivative instruments not designated as hedges is recorded in profit or loss in the current period.

The company’s policy is not to use derivative instruments for trading or speculative purposes, although it may choose not to designate an economic hedging relationship as an accounting hedge. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking derivatives to specific assets and liabilities or to specific firm commitments or forecast transactions. The company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are expected to be or were, as appropriate, highly effective in offsetting changes in fair values of hedged items. Hedge effectiveness related to the company’s natural gas hedges is assessed on a prospective and retrospective basis using regression analyses. A hedging relationship may be terminated because the hedge ceases to be effective; the underlying asset or liability being hedged is derecognized; or the derivative instrument is no longer designated as a hedging instrument. In such instances, the difference between the fair value and the accrued value of the hedging derivatives upon termination is deferred and recognized in profit or loss on the same basis that gains, losses, revenue and expenses of the previously hedged item are recognized. If a cash flow hedging relationship is terminated because it is no longer probable that the anticipated transaction will occur, then the net gain or loss accumulated in OCI is recognized in current period profit or loss.

Significant recent derivatives include the following:
•   Natural gas futures, swaps and option agreements to manage the cost of natural gas, generally designated as cash flow hedges of anticipated transactions. The portion of gain or loss on derivative instruments designated as cash flow hedges that is deferred in accumulated other comprehensive income (“AOCI”) is reclassified into cost of goods sold when the product containing the hedged item impacts earnings. Any hedge ineffectiveness is recorded in cost of goods sold in the current period.

•   Foreign currency forward contracts for the primary purpose of limiting exposure to exchange rate fluctuations relating to expenditures denominated in currencies other than the US dollar and foreign currency swap contracts to limit exposure to exchange rate fluctuations relating to Canadian dollar-denominated commercial paper. These contracts are not designated as hedging instruments for accounting purposes. Accordingly, they are marked-to-market with changes in fair value recognized through foreign exchange gain (loss) in earnings.

•   Interest rate swaps designated as fair value hedges to manage the interest rate mix of the company’s total debt portfolio and related overall cost of borrowing. Hedge accounting treatment resulted in interest expense on the related debt being reflected at hedged rates rather than original contractual interest rates.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  11

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Property, Plant and Equipment

Property, plant and equipment (which include certain mine development costs, pre-stripping costs and assets in construction) are carried at cost less accumulated depreciation less any recognized impairment loss. Costs of additions, betterments, renewals and interest during construction are capitalized. Borrowing costs directly attributable to the acquisition, construction or production of assets that necessarily take a substantial period of time to ready for their intended use are added to the cost of those assets, until such time as the assets are substantially ready for their intended use. The capitalization rate is based on the weighted average interest rate on all of the company’s outstanding third-party debt. All other borrowing costs are charged through finance costs in the period in which they are incurred. Each part of an item of property, plant and equipment with a cost that is significant in relation to the total cost of the item is depreciated separately. When the cost of replacing part of an item of property, plant and equipment is capitalized, the carrying amount of the replaced part is derecognized. The cost of major inspections and overhauls is capitalized and depreciated over the period until the next major inspection or overhaul. Maintenance and repair expenditures that do not improve or extend productive life are expensed in the period incurred.
The borrowing cost capitalization rate was based on the weighted average interest rate on the company’s outstanding third-party long-term debt. Changes resulting from the difference in this Canadian GAAP policy as compared to the corresponding policy under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (i).

Maintenance and repair expenditures that did not improve or extend productive life were expensed in the year incurred. Changes resulting from the difference in this Canadian GAAP policy as compared to the corresponding policy under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (g).

Other Canadian GAAP policies were consistent.

Depreciation of assets in construction commences when the assets are ready for their intended use. The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the depreciation period or method, as appropriate, and are treated as changes in accounting estimates.

Any gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sale proceeds and the carrying amount of the asset, and is recognized in the income statement.

Investments

Significant influence is the power to participate in the financial and operating policy decisions of an investee but is not control or joint control over those policies. Investments in which the company exercises significant influence (but does not control) are accounted for as investments in associates using the equity method. The company’s interest in jointly controlled entities is accounted for using the equity method. The proportionate share of any net income or losses from investments accounted for using the equity method, and any gain or loss on disposal, are recorded in profit or loss. The company’s share of its associates’ post-acquisition movements in other comprehensive income is recognized in the company’s other comprehensive income. The cumulative post-acquisition movements in profit or loss and in other comprehensive income are adjusted against the carrying amount of the investment. An impairment test is performed when there is objective evidence of impairment, such as significant adverse changes in the environment in which the associate operates or a significant or prolonged decline in the fair value of the investment below its cost. An impairment loss is recorded when the recoverable amount becomes lower than the carrying amount, recoverable amount being the higher of value in use and fair value less costs to sell. Impairment losses are reversed if the recoverable amount subsequently exceeds the carrying amount.
The company’s interest in jointly controlled entities was accounted for using the proportionate consolidation method. Changes resulting from the difference in this Canadian GAAP policy as compared to the corresponding policy under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (o).

Other Canadian GAAP policies were consistent.

The fair value of investments designated as available-for-sale is recorded in the consolidated statements of financial position, with unrealized gains and losses, net of related income taxes, recorded in AOCI. The cost of investments sold is based on the weighted average method. Realized gains and losses on these investments are removed from AOCI and recorded in profit or loss.

The company assesses at the end of each reporting period whether there is objective evidence that a financial asset or a group of financial assets is impaired. In the case of equity instruments classified as available-for-sale, a significant or prolonged decline in the fair value of the security below its cost would be evidence that the assets are impaired. Such impairment losses recognized in the consolidated statements of income on equity instruments are not reversed through the consolidated statements of income.

12  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Other Assets

The costs of certain ammonia catalysts are capitalized to other assets and are amortized, net of salvage value, on a straight-line basis over their estimated useful lives of 3 to 10 years.	Canadian GAAP policies were consistent.

Upfront lease costs are capitalized to other assets and amortized over the life of the leases, the latest of which extends through 2038.

Intangible Assets

Intangible assets relate primarily to production and technology rights and computer software. Internally generated intangible assets relate to computer software and other developed projects.	Canadian GAAP policies were consistent.

Costs associated with maintaining computer software programs are recognized as an expense as incurred. Development costs that are directly attributable to the design and testing of identifiable and unique software products controlled by the company are recognized as intangible assets when the following criteria are met:
• It is technically feasible to complete the software product so that it will be available for use;
• Management intends to complete the software product and use or sell it;
• There is an ability to use or sell the software product;
• It can be demonstrated how the software product will generate probable future economic benefits;
• Adequate technical, financial and other resources to complete the development and to use or sell the software product are available; and
• The expenditure attributable to the software product during its development can be reliably measured.

Directly attributable costs that are capitalized as part of the software product include applicable employee costs. Other development expenditures that do not meet these criteria are recognized as an expense as incurred. Development costs previously recognized as an expense are not recognized as an asset in a subsequent period.

Amortization expense is recognized in net income in the expense category consistent with the function of the intangible asset. The assets’ useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates.

Goodwill

All business combinations are accounted for using the purchase method. Identifiable intangible assets are recognized separately from goodwill. Goodwill is carried at cost, is not amortized and represents the excess of the cost of an acquisition over the fair value of the company’s share of the net identifiable assets of the acquired subsidiary or equity method investee at the date of acquisition. Goodwill arising on business combinations before the date of transition to IFRS has been retained at the previous Canadian GAAP carrying amount, as allowed by the exemption in IFRS 1. Separately recognized goodwill is carried at cost less accumulated impairment losses. Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.	Canadian GAAP policies were consistent, with the exception of the policy related to first-time adoption of IFRS as allowed under IFRS 1.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  13

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Leases

Leases entered into are classified as either finance or operating leases. Leases that transfer substantially all of the risks and rewards of ownership of property to the company are accounted for as finance leases. Finance leases are capitalized at the commencement of the lease at the lower of the fair value of the leased equipment and the present value of the minimum lease payments. Equipment acquired under a finance lease is depreciated over the shorter of the period of expected use on the same basis as other similar property, plant and equipment and the lease term.

Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Rental payments under operating leases are expensed to profit or loss on a straight-line basis over the period of the lease.

Leases were classified as either capital or operating. Leases that transferred substantially all of the benefits and risks of ownership of property to the company were accounted for as capital leases in a manner generally consistent with the way finance leases are accounted for under IFRS.

Other Canadian GAAP policies were consistent.

Long-Term Debt

Issue costs of long-term debt obligations and gains and losses on interest rate swaps are capitalized to long-term obligations and are amortized to expense over the term of the related liability using the effective interest rate method.	Canadian GAAP policies were consistent.

Pension and Other Post-Employment Benefits

The company offers a number of benefit plans that provide pension and other post-retirement benefits to qualified employees. These plans include defined benefit pension plans, supplemental pension plans, defined contribution plans and health, disability, dental and life insurance plans.

Defined Benefit Plans	Defined Benefit Plans
The company accrues its obligations under employee benefit plans and the related costs, net of plan assets. The cost of pensions and other retirement benefits earned by employees is generally actuarially determined using the projected unit credit method and management’s best estimate of expected plan investment performance, salary escalation, retirement ages of employees and expected health-care costs. Actuaries perform valuations on a regular basis to determine the actuarial present value of the accrued pension and other post-employment benefits. For the purpose of calculating the expected return on plan assets, such assets are valued at fair value. Prior service costs from plan amendments are deferred and amortized on a straight-line basis over the average period until the benefits become vested. However, to the extent that benefits are already vested, such prior service costs are recognized immediately.

Actuarial gains (losses) arise from the difference between the actual rate of return on plan assets for a period and the expected long-term rate of return on plan assets for that period, or from changes in actuarial assumptions used to determine the defined benefit obligation. All actuarial gains (losses) for defined benefit plans are recognized immediately in the period in which they arise through other comprehensive income.

When the restructuring of a benefit plan simultaneously gives rise to both a curtailment and a settlement of obligation, the curtailment is accounted for prior to the settlement.

Pension and other post-employment benefit expense includes, as applicable, the net of management’s best estimate of the cost of benefits provided, interest cost of projected benefits, expected return on plan assets, past service costs and the effect of any curtailments or settlements.

Prior service costs from plan amendments were deferred and amortized on a straight-line basis to income over the average remaining service period of employees active at the date of amendment.

The excess of the net accumulated actuarial gain (loss) over 10 percent of the greater of the benefit obligation and the fair value of plan assets was amortized to income over the average remaining service period of active employees.

Changes resulting from the difference in the above Canadian GAAP policies as compared to the corresponding policies under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (b).

Other Canadian GAAP policies were consistent.

Defined Contribution Plans	Defined Contribution Plans
Defined contribution plan costs are recognized in profit or loss for services rendered by employees during the period.	Canadian GAAP policies were consistent.

14  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Provisions for Environmental and Other Costs

Provisions are recognized when: the company has a present legal or constructive obligation as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the amount has been reliably estimated. Provisions are not recognized for costs that need to be incurred to operate in the future or expected future operating losses.

Provisions are measured at the present value of the expenditures expected to be required to settle the obligation, using a pre-tax risk-free discount rate that reflects current market assessments of the time value of money and the risks specific to the obligation.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Environmental costs may be capitalized if the costs extend the life of the property, increase its capacity, mitigate or prevent contamination from future operations, or relate to legal or constructive asset retirement obligations. Costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are expensed. Provisions for estimated costs are recorded when environmental remedial efforts are likely and the costs can be reasonably estimated. In determining the provisions, the company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements.

The company recognizes its decommissioning obligations (also known as asset retirement obligations). The present value of a liability for a decommissioning obligation is recognized in the period in which it is incurred if a reasonable estimate of present value can be made. The associated costs are: capitalized as part of the carrying amount of any related long-lived asset and then amortized over its estimated remaining useful life; capitalized as part of inventory; or expensed in the period. The best estimate of the amount required to settle the obligation is reviewed at the end of each reporting period and updated to reflect changes in the discount rate, foreign exchange rate and the amount or timing of the underlying cash flows. When there is a change in the best estimate, an adjustment is recorded against the carrying value of the provision and any related asset, and the effect is then recognized in profit or loss over the remaining life of the asset. The increase in the provision due to the passage of time is recognized as a finance cost. A gain or loss may be incurred upon settlement of the liability.

Liabilities were recognized when the company had a legal obligation as a result of past events; it was likely that an outflow of resources would be required to settle the obligation; and the amount could be reliably estimated.

Obligations to retire certain tangible long-lived assets were recognized with the associated costs capitalized as part of the carrying amount of the long-lived asset (and then amortized over its estimated useful life) or expensed in the period. In subsequent periods, the asset retirement obligation was adjusted for the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period through charges to cost of goods sold. The asset retirement obligation was also adjusted for any changes in the amount or timing of the underlying future cash flows. Obligations were not updated for any future change in the discount rate. New discount rates were applied only to upwards adjustments to the company’s undiscounted obligation.

Changes resulting from the difference in the above Canadian GAAP policies as compared to the corresponding policies under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (d).

Other Canadian GAAP policies were consistent.

Sales

Sales revenue is recognized when the product is shipped, the sales price can be measured reliably, costs incurred or to be incurred can be measured reliably and collectibility is probable. Revenue is recorded based on the FOB mine, plant, warehouse or terminal price, except for certain vessel sales or specific product sales that are shipped on a delivered basis. Transportation costs are recovered from the customer through sales pricing. Revenue is measured at the fair value of the consideration received or receivable, taking into account the amount of any trade discounts and volume rebates allowed.
Sales revenue was recognized when the product was shipped, the sales price was determinable and collectibility was reasonably assured. Upon adoption of IFRS, no changes resulted from the difference in this Canadian GAAP policy as compared to the corresponding policy under IFRS.

Other Canadian GAAP policies were consistent.

Cost of Goods Sold

The primary components of cost of goods sold are labor, employee benefits, services, raw materials (including inbound freight and purchasing and receiving costs), operating supplies, energy costs, royalties, property and miscellaneous taxes, and depreciation and amortization.	Canadian GAAP policies were consistent.

Selling and Administrative

The primary components of selling and administrative are compensation, employee benefits, supplies, communications, travel, professional services, and depreciation and amortization.	Canadian GAAP policies were consistent.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  15

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Income Taxes

The tax expense for the period comprises current and deferred income tax. Taxation is recognized in the statement of income except to the extent that it relates to items recognized directly in equity, in which case the tax is recognized in equity.

Current income tax is generally the expected income tax payable on the taxable income for the year calculated using rates enacted or substantively enacted at the statement of financial position date in the countries where the company’s subsidiaries and associates operate and generate taxable income, and includes any adjustment to income tax payable or recoverable in respect of previous years. The realized and unrealized excess tax benefit from share-based payment arrangements is recognized in equity. When an asset is transferred between enterprises within the consolidated group, the difference between the tax rates of the two entities is recognized in tax expense in the period in which the transfer occurs. Current tax payable by the transferor is recognized for any taxes payable in the current period, and a deferred tax asset is recognized by the transferee for any temporary difference.

Uncertain income tax positions are accounted for using the standards applicable to current income tax assets and liabilities; i.e., both liabilities and assets are recorded when probable at the company’s best estimate of the amount.

Deferred income tax is recognized using the liability method, based on temporary differences between consolidated financial statement carrying amounts of assets and liabilities and their respective income tax bases. Deferred income tax is determined using tax rates that have been enacted or substantively enacted by the statement of financial position date and are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled. The tax effect of certain temporary differences is not recognized, principally with respect to temporary differences relating to investments in subsidiaries, jointly controlled entities and associates where the company is able to control the reversal of the temporary difference and the temporary difference is not expected to reverse in the foreseeable future. Deferred income tax is not accounted for if it arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss. The amount of deferred income tax recognized is based on the expected manner and timing of realization or settlement of the carrying amount of assets and liabilities. Deferred income tax assets are recognized only to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized. Deferred income tax assets are reviewed at each statement of financial position date and amended to the extent that it is no longer probable that the related tax benefit will be realized.

Current income tax assets and liabilities are offset when the company has a legally enforceable right to offset the recognized amounts and intends either to settle on a net basis, or to realize the asset and settle the liability simultaneously. Normally the company would only have a legally enforceable right to set off a current tax asset against a current tax liability when they relate to income taxes levied by the same taxation authority and the taxation authority permits the company to make or receive a single net payment. Deferred income tax assets and liabilities are offset when the company has a legally enforceable right to set off current tax assets against current tax liabilities and the deferred tax assets and liabilities relate to income taxes levied by the same taxation authority on either: (1) the same taxable entity; or (2) different taxable entities which intend either to settle current tax liabilities and assets on a net basis, or to realize the assets and settle the liabilities simultane ously, in each future period in which significant amounts of deferred tax liabilities or assets are expected to be settled or recovered.

Taxation on earnings comprised current and future income tax (which is similar to deferred taxes under IFRS, except as otherwise described below).

The realized excess tax benefit from share-based payment arrangements was recognized as a reduction to tax expense.

When an asset was transferred between enterprises within the consolidated group, any income taxes paid or payable by the transferor as a result of the transfer were recorded as an asset in the consolidated financial statements until the gain or loss was recognized by the consolidated entity.

Uncertain income tax positions were accounted for using the standards applicable to contingent assets and contingent liabilities; i.e., liabilities were recorded when likely, and assets were recorded when realized.

Future income tax assets and liabilities were offset to the extent that they related to income taxes levied on the same taxable entity by the same taxation authority.

The current portion of the future income tax asset was presented with other current assets and the long-term portion was presented with other assets.

Changes resulting from the difference in the above Canadian GAAP policies as compared to the corresponding policies under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (e).

Other Canadian GAAP policies were consistent.

16  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

IFRS Accounting Policies	Comparison to Prior Canadian GAAP Policies
Share-Based Compensation

Grants under the company’s share-based compensation plans are accounted for in accordance with the fair value-based method of accounting. For stock option plans that will settle through the issuance of equity, the fair value of stock options is determined on their grant date using a valuation model and recorded as compensation expense over the period that the stock options vest, with a corresponding increase to contributed surplus. Forfeitures are estimated throughout the vesting period based on past experience and future expectations, and adjusted upon actual option vesting. When stock options are exercised, the proceeds, together with the amount recorded in contributed surplus, are recorded in share capital.

Share-based plans that are likely to settle in cash or other assets are accounted for as liabilities based on the fair value of the awards each period. The compensation expense is accrued over the vesting period of the award. Fluctuations in the fair value of the award will result in a change to the accrued compensation expense, which is recognized in the period in which the fluctuation occurs.

Stock-based plans that were likely to be settled in cash or other assets were accounted for as liabilities based on the intrinsic value of the awards. The compensation expense was accrued over the vesting period of the award, based on the difference between the market value of the underlying stock and the exercise price of the award, if any. Fluctuations in the market value of the underlying stock, as determined based on the closing price of the stock on the last day of each reporting period, would result in a change to the accrued compensation expense, which was recognized in the period in which the fluctuation occurred. Changes resulting from the difference in this Canadian GAAP policy as compared to the corresponding policy under IFRS upon adoption of IFRS are described more fully in Note 13, Changes in Accounting Policies table, item (c).

Other Canadian GAAP policies were consistent.

Reportable Segments

The company has three reportable operating segments: potash, phosphate and nitrogen. These operating segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value.	Canadian GAAP policies were consistent.

Critical Accounting Estimates and Judgments

Certain of the company’s policies involve critical accounting estimates and judgments because they require the company to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

The following section discusses the critical accounting estimates, judgments and assumptions that the company has made and how they affect the amounts reported in the consolidated financial statements.

Special Purpose Entities

In the normal course of business, the company may enter into arrangements that are created to accomplish a narrow and well-defined objective. Any such special purpose entities (“SPE”) must be consolidated when the substance of the relationship between the company and the SPE indicates that the SPE is controlled by the company. Assessing the substance of such a relationship involves considerable judgment. In addition to considering the general indicators of control, such as the company’s proportion of voting rights, power to govern the financial and operating policies of the entity and power to appoint or remove the majority of the board of directors, the company considers a number of additional factors to determine whether in substance it controls the SPE, even in cases where it controls less than half of the voting rights or owns little or none of the SPE’s equity.

Financial Instruments, Derivatives and Hedging

All financial instruments (assets and liabilities) and most derivative instruments are recorded on the statement of financial position, some at fair value. Those recorded at fair value must be remeasured at each reporting date and changes in the fair value will be recorded in either net income or other comprehensive income. Uncertainties, estimates and use of judgment inherent in applying the standards are: assessment of contracts as derivative instruments and for embedded derivatives; valuation of financial instruments and derivatives at fair value; and hedge accounting.

In determining whether a contract represents a derivative or contains an embedded derivative, the most significant area where judgment has been applied pertains to the determination as to whether the contract can be settled net, one of the criteria in determining whether a contract for a non-financial asset is considered a derivative and accounted for as such. Judgment is also applied in determining whether an embedded derivative is closely related to the host contract, in which case bifurcation and separate accounting are not necessary.

A number of the company’s financial instruments are recorded on the statement of financial position at fair value, as described in Note 12. Fair value represents point-in-time estimates that may

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  17

change in subsequent reporting periods due to market conditions or other factors. Estimated fair values are designed to approximate amounts at which the financial instruments could be exchanged in a current transaction between willing parties. Multiple methods exist by which fair value can be determined, which can cause values (or a range of reasonable values) to differ. There is no universal model that can be broadly applied to all items being valued. Further, assumptions underlying the valuations may require estimation of costs/prices over time, discount rates, inflation rates, defaults and other relevant variables.

IFRS require the use of a three-level hierarchy for disclosing fair values for instruments measured at fair value on a recurring basis. Judgment and estimation are required to determine in which category of the hierarchy items should be included. When the inputs used to measure fair value fall within more than one level of the hierarchy, the level within which the fair value measurement is categorized is based on the company’s assessment of the lowest level input that is the most significant to the fair value measurement.

To obtain and maintain hedge accounting for its natural gas derivative instruments, the company must be able to establish that the hedging instrument is effective at offsetting the risk of the hedged item both retrospectively and prospectively, and ensure documentation meets stringent requirements. The process to test effectiveness requires the application of judgment and estimation, including the number of data points to test to ensure adequate and appropriate measurement to confirm or dispel hedge effectiveness and valuation of data within effectiveness tests where external existing data available do not perfectly match the company’s circumstances. Judgment and estimation are also used to assess credit risk separately in the company’s hedge effectiveness testing.

Pension and Other Post-Employment Costs

The company sponsors plans that provide pensions and other post-retirement benefits for most of its employees. The calculation of employee benefit plan expenses and obligations depends on several critical assumptions such as discount rates, expected rates of return on assets, health-care cost trend rates, projected salary increases, retirement age, mortality and termination rates. These assumptions are determined by management and are reviewed annually by the company’s actuaries.

The company’s discount rate assumption reflects the weighted average interest rate at which the pension and other post-retirement liabilities could be effectively settled at the measurement date. The rate varies by country. The company determines the discount rate using a yield curve approach. Based on the respective plans’ demographics, expected future pension benefits and medical claims payments are measured and discounted to determine the present value of the expected future cash flows. The cash flows are discounted using yields on high-quality AA-rated non-callable bonds with cash flows of similar timing. The resulting rates are used by the company to determine the final discount rate.

The expected rate of return on plan assets assumption is based on expected returns for the various asset classes.

Other assumptions are based on actual experience and the company’s best estimates. Actual results that differ from the assumptions are recognized immediately in other comprehensive income. These differences relate primarily to: (1) actual actuarial gains/losses incurred on the benefit obligation versus those expected and recognized in the consolidated financial statements; (2) actual versus expected return on plan assets; and (3) actual past service costs incurred as a result of plan amendments versus those expected and recognized in the consolidated financial statements.

For further details on the assumptions impacting the company’s annual expense and obligation, see Additional Annual Disclosures in Note 13.

Provisions for Asset Retirement Obligations and Environmental Costs

The company has recorded provisions relating to asset retirement obligations, environmental and other matters. Most of these costs will not be settled for a number of years, therefore requiring the company to make estimates over a long period. Environmental laws and regulations and interpretations by regulatory authorities could change or circumstances affecting the company’s operations could change, either of which could result in significant changes to its current plans. The recorded provisions are based on the company’s best estimate of costs required to settle the obligations, taking into account the nature, extent and timing of current and proposed reclamation and closure techniques in view of present environmental laws and regulations. It is reasonably possible that the ultimate costs could change in the future and that changes to these estimates could have a material effect on the company’s consolidated financial statements.

For further details on the assumptions impacting the company’s provisions, see Additional Annual Disclosures in Note 13.

Income Taxes

The company operates in a specialized industry and in several tax jurisdictions. As a result, its income is subject to various rates of taxation. The breadth of its operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, provincial, state and local tax audits. The resolution of

18  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

these uncertainties and the associated final taxes may result in adjustments to the company’s tax assets and tax liabilities.

The company estimates deferred income taxes based upon temporary differences between the assets and liabilities that it reports in its consolidated financial statements and the tax bases of its assets and liabilities as determined under applicable tax laws. The amount of deferred tax assets recognized is generally limited to the extent that it is probable that taxable profit will be available against which the related deductible temporary differences can be utilized. Therefore, the amount of the deferred income tax asset recognized and considered realizable could be reduced if projected income is not achieved.

Asset Impairment

The impairment process begins with the identification of the appropriate asset or cash-generating unit for purposes of impairment testing. Identification and measurement of any impairment is based on the asset’s recoverable amount, which is the higher of its fair value less costs to sell and value in use. Value in use is generally based on an estimate of discounted future cash flows. Judgment is required in determining the appropriate discount rate. Assumptions must also be made about future sales, margins and market conditions over the long-term life of the assets or cash-generating units.

The company cannot predict if an event that triggers impairment will occur, when it will occur or how it will affect reported asset amounts. Although estimates are reasonable and consistent with current conditions, internal planning and expected future operations, such estimates are subject to significant uncertainties and judgments. As a result, it is reasonably possible that the amounts reported for asset impairments could be different if different assumptions were used or if market and other conditions were to change. The changes could result in non-cash charges that could materially affect the company’s consolidated financial statements.

Contingent Assets and Contingent Liabilities

The company is exposed to possible losses and gains related to environmental matters and other various claims and lawsuits pending for and against it in the ordinary course of business. Prediction of the outcome of such uncertain events (i.e., being virtually certain, probable, remote or undeterminable), determination of whether accrual or disclosure in the consolidated financial statements is required and estimation of potential financial effects are matters for judgment. While the amount disclosed in the consolidated financial statements may not be material, the potential for large liabilities exists and therefore these estimates could have a material impact on the company’s consolidated financial statements.

Share-Based Compensation

Determining the fair value of equity-settled share-based compensation awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of the company’s stock and expected dividends. In addition, judgment is required to estimate the number of share-based awards that are expected to be forfeited.

The company uses a Monte Carlo simulation model to estimate the fair value of its cash-settled performance unit incentive plan liability at each reporting period, which requires judgment, including making assumptions about the stock price volatility of the company and the DAXglobal Agribusiness Index, as well as the correlation between those two amounts, over the three-year plan cycle.

For those awards with performance conditions that determine the number of options or units to which its employees will be entitled, measurement of compensation cost is based on the company’s best estimate of the outcome of the performance conditions. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be impacted.

Restructuring Charges

Plant shutdowns, sales of business units or other corporate restructurings trigger incremental costs to the company (e.g., expenses for employee termination, contract termination and other exit costs). Because such activities are complex processes that can take several months to complete, they involve making and reassessing estimates.

Capitalization, Depreciation and Amortization

Property, plant and equipment are recognized initially at cost, which includes all expenditures directly attributable to bringing the asset to the location and installing it in working condition for its intended use. Determination of which costs are directly attributable (e.g., materials, labor, overhead) is a matter of judgment. Capitalization of carrying costs ceases when an item is substantially complete and in the location and condition necessary for it to be capable of operating in the manner intended by management. Determining when an asset, or a portion thereof, is substantially complete and in the location and condition necessary for it to be capable of operating in the manner intended by management requires consideration of the circumstances and the industry in which it is to be operated, normally predetermined by management with reference to such factors as productive capacity. This determination is a matter of judgment that can be complex and subject to differing interpretations and views, particularly when significant capital projects contain multiple phases over an extended period of time.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  19

An intangible asset is defined as being identifiable, able to bring future economic benefits to the company and controlled by the company. An asset meets the identifiability criterion when it is separable or arises from contractual rights. Judgment is necessary to determine whether expenditures made by the company on non-tangible items represent intangible assets eligible for capitalization. Finite-lived intangible assets are accounted for at cost and are amortized on a straight-line basis over their estimated useful lives as follows: production and technology rights 25 to 30 years and computer software up to 5 years.

Certain mining and milling assets are depreciated using the units-of-production method based on the shorter of estimates of reserves or service lives. Pre-stripping costs are amortized on a units-of-production basis over the ore mined from the mineable acreage stripped. Land is not depreciated. Other asset classes are depreciated on a straight-line basis as follows: land improvements 5 to 40 years, buildings and improvements 4 to 40 years and machinery and equipment (comprised primarily of plant equipment) 20 to 40 years.

The company performs assessments of its existing assets and depreciable lives in connection with the review of mine operating plans. When it is determined that assigned asset lives do not reflect the expected remaining period of benefit, prospective changes are made to their depreciable lives. A number of uncertainties are inherent in estimating reserve quantities, particularly as they relate to assumptions regarding future prices, the geology of the company’s mines, the mining methods used and the related costs incurred to develop and mine the company’s reserves. Changes in these assumptions could result in material adjustments to reserve estimates, which could result in changes to units-of-production depreciation expense in future periods, particularly if reserve estimates are reduced.

Leases

The company is party to various leases, including leases for railcars and vessels. Judgment is required in considering a number of factors to ensure that leases to which the company is party are classified appropriately as operating or financing. Such factors include whether the lease term is for the major part of the asset’s economic life and whether the present value of minimum lease payments amounts to substantially all of the fair value of the leased asset.

Substantially all of the leases to which the company is party have been classified as operating leases.

Recent Accounting Pronouncements

The following new standards and amendments or interpretations to existing standards have been published and are mandatory for periods beginning on or after January 1, 2011, or later:

IFRS 9, Financial Instruments

In November 2009, the IASB issued guidance relating to the classification and measurement of financial assets. Financial assets will generally be measured initially at fair value plus particular transaction costs. Financial assets will subsequently be measured at either amortized cost or fair value. In October 2010, the IASB issued additions to IFRS 9 relating to accounting for financial liabilities. Under the new requirements, an entity choosing to measure a financial liability at fair value will present the portion of any change in its fair value due to changes in the entity’s own credit risk in other comprehensive income, rather than within profit or loss. The standard must be applied retrospectively and is effective for periods commencing on or after January 1, 2013. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IFRIC 14, Prepayments of a Minimum Funding Requirement

In November 2009, the International Financial Reporting Interpretations Committee (“IFRIC”) issued amendments to IFRIC 14 relating to the prepayments of a minimum funding requirement for an employee defined benefit plan. The amendments apply when an entity is subject to minimum funding requirements and makes an early payment of contributions to cover those requirements. The amendments permit such an entity to treat the benefit of such an early payment as an asset. The amendment must be applied from the beginning of the first comparative period presented in the first financial statements in which the amendment is applied and is effective for periods commencing on or after January 1, 2011. The company has applied these amendments in these unaudited interim condensed consolidated financial statements.

Amendments to IFRS 7, Financial Instruments: Disclosures

In May 2010, the IASB issued amendments to IFRS 7 as part of its annual improvements process. The amendments addressed various requirements relating to the disclosure of financial instruments. They are effective for periods commencing on or after January 1, 2011, with earlier application permitted. The company has applied these amendments in these unaudited interim condensed consolidated financial statements.

20  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Amendments to IFRS 7, Disclosures — Transfers of Financial Assets

In October 2010, the IASB issued amendments to IFRS 7, “Financial Instruments: Disclosures”. The amendments require entities to provide additional disclosures to assist users of financial statements in evaluating the risk exposures relating to transfer of financial assets which are not derecognized or for which the entity has a continuing involvement in the transferred asset. As the company does not typically retain any continuing involvement in financial assets once transferred, these amendments are not expected to have a significant impact. The amendments are effective for annual periods beginning on or after July 1, 2011, with earlier application permitted.

Amendments to IAS 1, Presentation of Financial Statements

In May 2010, the IASB issued amendments to IAS 1 as part of its annual improvements process. The amendments clarify that entities may present the required reconciliation of changes in each component of other comprehensive income either in the statement of changes in equity or in the notes to the financial statements. The amendments are effective for periods commencing on or after January 1, 2011, with earlier application permitted. The company has applied these amendments in these unaudited interim condensed consolidated financial statements.

Amendments to IAS 34, Interim Financial Reporting

In May 2010, the IASB issued amendments to IAS 34 as part of its annual improvements process. The amendments provided clarification of the disclosures required by IAS 34 when considered against the disclosure requirements of other IFRS and are effective for periods commencing on or after January 1, 2011, with earlier application permitted. The company has applied these amendments in these unaudited interim condensed consolidated financial statements.

2.	Receivables

	March 31,	December 31,	January 1,
	2011	2010	2010
Trade accounts — Canpotex Limited (“Canpotex”)	$365	$298	$164
— Other	667	448	264
Less provision for impairment of trade accounts receivable	(8)	(8)	(8)

	1,024	738	420
Margin deposits on derivative instruments	163	198	109
Income taxes receivable	28	46	363
Provincial mining and other taxes receivable	4	—	235
Other non-trade accounts	37	77	87

	$1,256	$1,059	$1,214

3.	Inventories

	March 31,	December 31,	January 1,
	2011	2010	2010
Finished products	$296	$255	$303
Intermediate products	113	127	159
Raw materials	61	65	51
Materials and supplies	127	123	111

	$597	$570	$624

4.	Share Capital

Authorized
The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the company’s Board of Directors. No first preferred shares have been issued.

Issued

	Number of
	Common Shares	Consideration
Balance — January 1, 2010	887,926,650	$1,430
Issued under option plans	7,339,116	68
Issued for dividend reinvestment plan	46,947	2
Repurchased	(42,190,020)	(69)

Balance — December 31, 2010	853,122,693	1,431
Issued under option plans	1,635,538	18
Issued for dividend reinvestment plan	4,152	—

Balance — March 31, 2011	854,762,383	$1,449

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  21

5.	Segment Information
The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer that are used to make strategic decisions. The company has three reportable operating segments: potash, phosphate and nitrogen. These operating segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended March 31, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,109	$549	$546	$—	$2,204
Freight, transportation and distribution	(83)	(43)	(23)	—	(149)
Net sales — third party	1,026	506	523	—
Cost of goods sold	(283)	(356)	(320)	—	(959)
Gross margin	743	150	203	—	1,096
Depreciation and amortization	(42)	(47)	(33)	(2)	(124)
Inter-segment sales	—	—	38	—	—

	Three Months Ended March 31, 2010
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$892	$401	$421	$—	$1,714
Freight, transportation and distribution	(96)	(35)	(24)	—	(155)
Net sales — third party	796	366	397	—
Cost of goods sold	(266)	(302)	(262)	—	(830)
Gross margin	530	64	135	—	729
Depreciation and amortization	(30)	(48)	(30)	(2)	(110)
Inter-segment sales	—	—	26	—	—

Assets	Potash	Phosphate	Nitrogen	All Others	Consolidated
Assets at March 31, 2011	$6,205	$2,492	$1,805	$5,463	$15,965
Assets at December 31, 2010	$5,773	$2,395	$1,808	$5,571	$15,547
Assets at January 1, 2010	$4,685	$2,250	$1,656	$4,251	$12,842
Additions to property, plant and equipment (three months ended March 31, 2011)	$347	$47	$18	$29	$441

6.	Finance Costs

	Three Months Ended March 31
	2011	2010
Interest expense on debt
Short-term	$(5)	$(1)
Long-term	(64)	(54)
Unwinding of discount on asset retirement obligations	(4)	(3)
Borrowing costs capitalized to property, plant and equipment	19	18
Interest income	4	9

	$(50)	$(31)

22  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

7.	Income Taxes
A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

For the three months ended March 31, 2011, the company’s income tax expense was $243. This compared to an expense of $191 for the same period last year. The actual effective tax rate including discrete items for the three months ended March 31, 2011 was 25 percent compared to 30 percent for the first three months of 2010. Total discrete tax adjustments that impacted the rate in the first quarter resulted in an income tax recovery of $23 compared to an income tax expense of $11 in the same period last year. Significant items recorded included the following:

•	In first-quarter 2011, a current tax recovery of $21 for previously paid withholding taxes.

•	In first-quarter 2010, a current tax expense of $18 to adjust the 2009 income tax provision to the income tax return filed that quarter.

•	In first-quarter 2010, a current tax recovery of $10 for an anticipated refund of taxes paid related to forward exchange contracts.

Income tax balances within the consolidated statements of financial position were comprised of the following:

		March 31,	December 31,	January 1,
Income tax assets (liabilities)	Statements of Financial Position Location	2011	2010	2010
Current income tax assets:
Current	Receivables	$28	$46	$363
Non-current	Other assets	102	101	57
Deferred income tax assets	Other assets	36	38	31

Total income tax assets		$166	$185	$451

Current income tax liabilities:
Current	Payables and accrued charges	$(139)	$(160)	$(17)
Non-current	Other non-current liabilities and deferred credits	(82)	(101)	(71)
Deferred income tax liabilities	Deferred income tax liabilities	(799)	(737)	(643)

Total income tax liabilities		$(1,020)	$(998)	$(731)

8.	Net Income per Share
Basic net income per share for the quarter is calculated on the weighted average shares issued and outstanding for the three months ended March 31, 2011 of 854,033,000 (2010 — 888,357,000).

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

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  23

company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period and the effect is dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2011 was 876,467,000 (2010 — 914,112,000).

Excluded from the calculation of diluted net income per share were weighted average options outstanding of 1,436,700 relating to the 2008 Performance Option Plan, as the options’ exercise prices were greater than the average market price of common shares for the period.

9.	Seasonality
The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

10.	Contingencies

Canpotex

PCS is a shareholder in Canpotex, which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to their productive capacity. There were no such operating losses or other liabilities during the first three months of 2011 or 2010.

Mining Risk

In common with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters
Significant environmental site assessment and/or remediation matters of note include the following:

•	The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a site in Lakeland, Florida that includes a former PCS Joint Venture fertilizer blending facility and certain surrounding properties. A Record of Decision (“ROD”) was issued in September 2007 and provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $9. In September 2010, the USEPA approved the Remedial Design Report to address the soil contamination. Site preparation and mobilization has commenced for the soil remediation.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. After the Phase II trial, the district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. PCS Nitrogen has filed a motion for amendment of this decision. If that request is denied, the decision may be appealed, along with a previous decision imposing successor liability on PCS Nitrogen. The ultimate amount of liability for PCS Nitrogen, if any, depends upon the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•	PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $73. The Settling Parties have initiated CERCLA cost recovery litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6. In response to a special notice letter from the USEPA, PCS Phosphate and the Settling Parties made a good-faith offer to perform and/or pay for certain actions described in the special notice letter. At this time, the

24  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia, PCS Nitrogen Fertilizer agreed to perform certain activities including a facility investigation and, if necessary, a corrective action. It has performed investigations of environmental site conditions and has documented its findings in several reports submitted to GEPD. PCS Nitrogen Fertilizer received written comments from GEPD and, to address certain of these comments, PCS Nitrogen Fertilizer is conducting additional groundwater investigation. PCS Nitrogen Fertilizer also has conducted a pilot study to evaluate the viability of in-situ bioremediation of groundwater at the site. In May 2009, PCS Nitrogen Fertilizer submitted a Corrective Action Plan (“CAP”) to GEPD proposing to utilize in-situ bioremediation of groundwater at the site. Pending review of the complete CAP and in accordance with the requirements of the Order, on March 31, 2011, PCS Nitrogen Fertilizer submitted to GEPD a proposed Interim Measure Work Plan that, if approved, will require implementation of a slightly modified version of the in-situ groundwater remedy for the source area originally proposed as a component of the CAP. PCS Nitrogen Fertilizer continues to perform the required additional groundwater investigation and is evaluating whether any additional modifications to the proposed groundwater remedy are necessary to comply with the Order.

•	In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility, a sinkhole was discovered that resulted in the loss of approximately 84 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The company incurred costs of $11 to address the sinkhole between the time of discovery and March 31, 2011. In December 2010, the company entered into a consent order with the Florida Department of Environmental Protection (“FDEP”) pursuant to which the company agreed to, among other things, remediate the sinkhole and perform additional monitoring of the groundwater quality and hydrogeologic conditions related to the sinkhole collapse. The company also entered into an order on consent with the USEPA. On May 2, 2011, the USEPA approved the company’s proposal to implement certain mitigation measures to meet the goals of the USEPA order on consent. The company remeasured the asset retirement obligation (“ARO”) for the White Springs gypsum stacks to account for the measures identified in the proposal. This remeasurement resulted in a $39 adjustment to the ARO, of which $33 was capitalized as an addition to the ARO and $6 was expensed in the first quarter of 2011. With the USEPA approval, the proposal will be presented to the Board of Directors with a request for authorization to proceed.

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other significant matters of note include the following:

•	The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. At this time, the company does not know the scope of corrective action, if any, that may be required. The company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA has also begun an initiative to evaluate compliance with the Clean Air Act at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar, Louisiana plant. The government has demanded process changes and penalties that would cost a total of approximately $27, but the company denies that it has any liability for the Geismar, Louisiana matter. Although the company is proceeding with planning and permitting for the process changes demanded by the government, the company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the USEPA requested that the company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs, Florida sulfuric acid plants. The company participated in such meeting but, at this time, is unable to evaluate if it has any exposure.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  25

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. In January 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of 30 years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, in June 2009, the Corps issued the company a permit that will allow the company to mine the phosphate deposits identified in the Section 401 certification. The USEPA decided not to seek additional review of the permit. In March 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings (“OAH”) challenging the Section 401 certification. The company has intervened in this proceeding. Cross motions for summary judgment by the Petitioners and the company have been filed, briefed and argued. The OAH has not issued a decision on them. At this time, the company is unable to evaluate the extent of any exposure that it may have in this matter.

•	In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. The Province of Saskatchewan is considering the adoption of greenhouse gas emission control requirements. Regulations pursuant to the Management and Reduction of Greenhouse Gases Act in Saskatchewan, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2012. There is no certainty as to the scope or timing of any final, effective provincial requirements. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control greenhouse gas emissions using authority under existing environmental laws. In January 2011, the USEPA began phasing in requirements for all “stationary sources,” such as the company’s plants, to obtain permits incorporating the “best available control technology” for greenhouse gas emissions at a source if it is a new source that could emit 100,000 tons of greenhouse gases per year or if it is a modified source that increases such emissions by 75,000 tons per year. The company is not currently aware of any projects at its facilities that would be subject to these requirements. The company is monitoring these developments, and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

•	In December 2010, the USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted at the company’s White Springs, Florida plant. The revised nutrient criteria will become part of Florida’s water quality standards in March 2012. Projected capital costs resulting from the rule could be in excess of $100 for the company’s White Springs, Florida plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the revised nutrient standards under all flow conditions. This estimate assumes that the rule survives court challenges and that none of the site-specific mechanisms for relief from the revised nutrient criteria are available to the White Springs, Florida plant. Various judicial challenges to the rule have been filed, including one lawsuit by The Fertilizer Institute and White Springs. The prospects for a rule to be implemented as issued by the USEPA and the availability of the site-specific mechanisms are uncertain.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a Statement of Claim in the Saskatchewan Court of Queen’s Bench (“Court”) against Mosaic on May 27, 2009 and the claim was amended on January 19, 2010. In the Amended Statement of Claim, the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012 and potentially much later, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic, in its Statement of Defence, asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement would terminate August 30, 2010.

In addition, at the time of filing its Statement of Defence, Mosaic commenced a counterclaim against the company, asserting that the company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure.

The company was notified on May 2, 2011 that Mosaic believes that it has satisfied its obligations to produce potash at the Esterhazy mine for the company under the mining and processing agreement and as such it has no further obligation to deliver potash to the company from the Esterhazy mine, other than the company’s remaining inventory. The company disputes this interpretation and intends to take all necessary steps to enforce its rights under the agreement, pending determination of the matters currently in issue before the Court.

The company will continue to assert its position in these proceedings vigorously and it denies liability to Mosaic in connection with its counterclaim.

26  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

•	Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight very similar antitrust complaints filed in US federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust lawsuits is without merit and intend to defend them vigorously.

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

11.	Related Party Transactions
The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2011 were $481 (2010 — $268). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

12.	Reconciliation of IFRS and United States Generally Accepted Accounting Principles
IFRS vary in certain significant respects from US GAAP. As required by the United States Securities and Exchange Commission, the effect of these principal differences on the company’s unaudited interim condensed consolidated financial statements is described and quantified below.

(a) Inventories: Under IFRS, when the circumstances that previously caused inventories to be written down below cost no longer exist or when there is clear evidence of an increase in net realizable value because of changed economic circumstances, the amount of the writedown is reversed. The reversal is limited to the amount of the original writedown. Under US GAAP, the reversal of a writedown is not permitted unless the reversal relates to a writedown recorded in a prior interim period during the same fiscal year.

Under IFRS, interim price, efficiency, spending, and volume variances of a manufacturing entity are recognized in income at interim reporting dates to the same extent that those variances are recognized in income at year-end. Under IFRS, deferral of variances that are expected to be absorbed by year-end is not appropriate because such deferrals could result in reporting inventory at the interim date at more or less than its portion of the actual cost of manufacture. Under US GAAP, variances that are planned and expected to be absorbed by the end of the year are ordinarily deferred at the end of an interim period.

(b) Long-term investments: Certain of the company’s investments in international entities are accounted for under the equity method. Accounting principles generally accepted in those foreign jurisdictions may vary in certain important respects from IFRS and in certain other respects from US GAAP. The company’s share of earnings of these equity-accounted investees under IFRS has been adjusted for the significant effects of conforming to US GAAP.

(c) Property, plant and equipment: The net book value of property, plant and equipment under IFRS differs from that under US GAAP in certain respects, including the following:

Major repairs and maintenance, including turnarounds, are capitalized under IFRS and expensed under US GAAP unless costs represent a betterment, in which case capitalization under US GAAP is appropriate.

Borrowing costs under IFRS are capitalized to property, plant and equipment based on the weighted average interest rate on all of the company’s outstanding third-party debt; under US GAAP, only the weighted average interest rate on third-party long-term debt is used to determine the capitalized amount.

(d) Impairment of assets: Upon adopting IFRS, the company elected not to restate past business combinations, which resulted in the carrying amount of goodwill under IFRS being its carrying amount under previous Canadian GAAP at the date of transition to IFRS. Because past provisions for asset impairment were based on undiscounted cash flows from use under Canadian GAAP and on fair value under US GAAP, the carrying amount of goodwill is lower under US GAAP.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  27

In respect of oil and gas assets, US GAAP requires that writedowns be based on discounted cash flows, a prescribed discount rate and the unweighted average first-day-of-the-month resource prices for the prior 12 months; IFRS requires discounted cash flows using estimated future resource prices based on the best information available to the company.

Assets, except goodwill, that were previously impaired can be reversed in subsequent periods, under IFRS, if the conditions that led to the original impairment reversed. Reversals of asset impairments are prohibited under US GAAP.

(e) Depreciation and amortization: Depreciation and amortization under IFRS differ from that under US GAAP, as a result of differences in the carrying amounts of property, plant and equipment under IFRS and US GAAP, as described above.

(f) Exploration costs: Under IFRS, capitalized exploration costs are classified as exploration and evaluation assets. For US GAAP, these costs are generally expensed until such time as a final feasibility study has confirmed the existence of a commercially mineable deposit.

(g) Pension and other post-retirement benefits: Under US GAAP, the company recognizes the difference between the benefit obligation and the fair value of plan assets in the consolidated statements of financial position with the offset to OCI. Amounts in OCI are amortized to net income. Under IFRS, actuarial gains and losses are recognized directly in OCI without ever being amortized to net income. Unrecognized prior service costs are not recognized in OCI, but are amortized to net income over the average remaining vesting period.

(h) Offsetting of certain amounts: US GAAP requires an entity to adopt a policy of either offsetting or not offsetting fair value amounts recognized for derivative instruments and for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted a policy to offset such amounts. Under IFRS, offsetting of the margin deposits is not permitted.

(i) Share-based compensation: Under IFRS, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Under US GAAP, stock options are recognized over the requisite service period, which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder.

Performance	Service Period Commenced
Option Plan Year	IFRS	US GAAP
2008	January 1, 2008	May 8, 2008
2009	January 1, 2009	May 7, 2009
2010	January 1, 2010	May 6, 2010

This difference impacts the stock-based compensation cost recorded and may impact diluted earnings per share.

Further, under IFRS the company has recognized an estimate of compensation cost in relation to performance options for which service has commenced but which have not yet been granted. Specifically, an estimate of compensation cost was recognized at the end of the first quarter of 2011 in relation to the 2011 Performance Option Plan expected to be approved on May 12, 2011 at the company’s annual meeting of shareholders for which service has commenced but for which performance options have not yet been granted. A corresponding estimate was made at the end of the first quarter of 2010 in relation to the 2010 Performance Option Plan. The compensation cost recognized will be trued up once options have been granted. Under US GAAP, no compensation cost is recognized until the option plans are approved.

(j) Stripping costs: Under IFRS, the company capitalizes and amortizes costs associated with the activity of removing overburden and other mine waste minerals in the production phase. US GAAP requires such stripping costs to be attributed to ore produced in that period as a component of inventory and recognized in cost of sales in the same period as related revenue.

(k) Provisions: Asset retirement obligations under IFRS are measured and remeasured each reporting period using a current risk-free discount rate. Under US GAAP, the obligation is initially measured using a credit-adjusted risk-free discount rate. Subsequent upward revisions are measured using the current discount rate while downward revisions are valued using the historical discount rate. Under IFRS, obligations incurred through the production of inventory are included in the cost of that inventory. Under US GAAP, obligations incurred through the production of inventory are added to the carrying amount of the related long-lived asset or charged to expense as incurred. Under IFRS, provisions for asset retirement obligations include constructive obligations. Under US GAAP, only legal obligations are recognized.

Under IFRS, a provision is recognized for either a legal or constructive obligation when the applicable criteria are otherwise met. Under US GAAP, constructive obligations are recognized only when required under a specific standard.

(l) Income taxes related to the above adjustments: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under IFRS and US GAAP is similar, except that income tax

28  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

rates of enacted or substantively enacted tax law must be used to calculate deferred income tax assets and liabilities under IFRS, whereas only income tax rates of enacted tax law can be used under US GAAP.

(m) Income taxes related to US GAAP effective income tax rate: As it relates to interim periods, under IFRS a separate estimated average annual effective income tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction, whereas under US GAAP a weighted average of the annual rates expected across all jurisdictions is applied.

(n) Income tax consequences of share-based employee compensation: Under IFRS, the income tax benefit attributable to share-based compensation that is deductible in computing taxable income but is not recorded in the consolidated financial statements as an expense of any period includes the amount realized in the period (the “realized excess benefit”), as well as the amount of future tax deductions that the company expects to receive based on the current market price of the shares (the “unrealized excess benefit”). The unrealized excess benefit is recognized as a deferred income tax asset with the offset recorded in contributed surplus. Under US GAAP, only the realized excess benefit is recorded, in additional paid-in capital.

Under IFRS, the income tax benefit associated with share-based compensation that is recorded in the consolidated financial statements as an expense in the current or previous period is reviewed at each statement of financial position date and amended to the extent that it is no longer probable that the related tax benefit will be realized. Under US GAAP, this income tax benefit is calculated without estimating the income tax effects of anticipated share-based payment transactions.

(o) Uncertain income tax positions: US GAAP prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain income tax positions that it has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). IFRS have no similar requirements related to uncertain income tax positions. The company accounts for uncertain income tax positions under IFRS using the standards applicable to current income tax assets and liabilities, i.e., both liabilities and assets are recorded when probable at the company’s best estimate of the amount.

(p) Income taxes related to intragroup transactions: Under IFRS, unrealized profits resulting from intragroup transactions are eliminated from the carrying amount of assets, but no equivalent adjustment is made for tax purposes. The difference between the tax rates of the two entities will result in an impact on net income. This differs from US GAAP, where the current tax payable in relation to such profits is recorded as a current asset until the transaction is realized by the group.

(q) Classification of deferred income taxes: Under IFRS, deferred income taxes are classified as long-term. Under US GAAP, deferred income taxes are separated between current and long-term on the consolidated statements of financial position.

(r) Cash flow statements: US GAAP requires the disclosure of income taxes paid. IFRS require the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three months ended March 31, 2011, income taxes paid under US GAAP were $195 (2010 — $22). Under IFRS, interest paid is not reduced for the effects of capitalized interest whereas under US GAAP this amount is net of capitalized interest. Interest paid under US GAAP for the three months ended March 31, 2011 was $22 (2010 — $24).

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  29

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months Ended
	March 31
	2011	2010
Net income as reported — IFRS	$732	$444
Items increasing (decreasing) reported net income
Manufacturing cost variances(a)	(21)	(9)
Share of earnings of equity-accounted investees(b)	—	(1)
Major repairs and maintenance(c)	(14)	—
Borrowing costs(c)	4	3
Asset impairment and asset writedowns (recoveries)(d)	(1)	(1)
Depreciation and amortization(e)	2	2
Pension and other post-retirement benefits(g)	(5)	(6)
Share-based compensation(i)	13	12
Stripping costs(j)	4	(9)
Asset retirement obligations(k)	7	1
Deferred income taxes relating to the above adjustments(l)	3	3
Income taxes related to US GAAP effective income tax rate(m)	8	(4)
Uncertain income tax positions(o)	5	14
Income taxes related to intragroup transactions(p)	5	9

Net income — US GAAP	$742	$458

Basic weighted average shares outstanding — US GAAP	854,033,000	888,357,000

Diluted weighted average shares outstanding — US GAAP(i)	876,461,000	914,112,000

Basic net income per share — US GAAP	$0.87	$0.52

Diluted net income per share — US GAAP	$0.85	$0.50

	March 31,	December 31,
	2011	2010
Total assets as reported — IFRS	$15,965	$15,547
Items increasing (decreasing) reported total assets
Investment in equity-accounted investees(b)	44	40
Property, plant and equipment(c, d)	(107)	(109)
Major repairs and maintenance(c)	(66)	(52)
Borrowing costs(c)	29	25
Goodwill(d)	(47)	(47)
Asset impairment and asset writedowns (recoveries)(d)	(6)	(5)
Exploration costs(f)	(14)	(14)
Margin deposits associated with derivative instruments(h)	(163)	(198)
Stripping costs(j)	(58)	(62)
Asset retirement obligations(k)	(81)	(46)
Uncertain income tax positions(o)	(122)	(122)
Income taxes related to intragroup transactions(p)	20	15
Deferred income tax asset due to US GAAP adjustments	(13)	(13)
Reclassification of deferred income taxes(q)	28	28

Total assets — US GAAP	$15,409	$14,987

30  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

	March 31,	December 31,
	2011	2010
Total shareholders’ equity as reported — IFRS	$7,180	$6,685
Items increasing (decreasing) reported shareholders’ equity
Manufacturing cost variances(a)	(21)	—
Share of earnings of equity-accounted investees(b)	43	42
Major repairs and maintenance(c)	(66)	(52)
Borrowing costs(c)	29	25
Asset impairment and asset writedown (recoveries)(d)	(257)	(256)
Depreciation and amortization(e)	97	95
Exploration costs(f)	(14)	(14)
Pension and other post-retirement benefits(g)	13	13
Stripping costs(j)	(58)	(62)
Asset retirement obligations(k)	86	79
Constructive obligations(k)	5	5
Deferred income taxes relating to the above adjustments(l)	15	12
Income taxes related to US GAAP effective income tax rate(m)	(39)	(47)
Deferred income taxes on share-based compensation(n)	(175)	(148)
Uncertain income tax positions(o)	38	33
Income taxes related to intragroup transactions(p)	11	6

Shareholders’ equity — US GAAP	$6,887	$6,416

Supplemental US GAAP Disclosures

Disclosures About Derivative Instruments and Hedging Activities
Derivative financial instruments are used by the company to manage its exposure to commodity, price, exchange rate and interest rate fluctuations. Further information, including strategies, is provided in Note 12 to the consolidated financial statements in the company’s 2010 Financial Review Annual Report.

Fair Values of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

		March 31,	December 31,
Derivative instrument assets (liabilities)(1)	Statements of Financial Position Location	2011	2010
Derivatives designated as hedging instruments:
Natural gas derivatives	Prepaid expenses and other current assets	$2	$—
Natural gas derivatives	Current portion of derivative instrument liabilities	(61)	(75)
Natural gas derivatives	Derivative instrument liabilities	(175)	(204)

Total derivatives designated as hedging instruments		(234)	(279)

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	4	5

Total derivatives not designated as hedging instruments		$4	$5

(1)	All fair value amounts are gross and exclude netted cash collateral balances

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  31

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31

Amount of Loss
				Amount of Loss			Recognized in
				Reclassified			Income
	Amount of Gain			from			(Ineffective
	(Loss)			Accumulated		Location of Loss	Portion
	Recognized in		Location of	OCI		Recognized in Income	and Amount
	OCI		Loss Reclassified	into Income		(Ineffective Portion	Excluded from
Derivatives in Cash	(Effective		from Accumulated	(Effective		and Amount	Effectiveness
Flow Hedging	Portion)		OCI into Income	Portion)		Excluded from	Testing)
Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Natural gas derivatives	$21	$(85)	Cost of goods sold	$(22)	$(15)	Cost of goods sold	$—	$—

		Amount of (Loss)
		Gain Recognized in
		Income
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2011	2010
Foreign currency derivatives	Foreign exchange	$3	$(2)

Financial Instruments and Related Risk Management

Financial Risks
The company is exposed in varying degrees to a variety of financial risks from its use of financial instruments: credit risk, liquidity risk and market risk. The source of risk exposure and how each is managed is described in Note 25 to the consolidated financial statements in the company’s 2010 Financial Review Annual Report.

Credit Risk
The company is exposed to credit risk on its cash and cash equivalents, receivables and derivative instrument assets. The maximum exposure to credit risk is represented by the carrying amount of the financial assets.

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms. There were no amounts past due or impaired relating to amounts owing to the company from Canpotex.

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

Certain derivative instruments of the company contain provisions that require its debt to maintain specified credit ratings from two major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on March 31, 2011 was $234, for which the company has posted collateral of $163 in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2011, the company would have been required to post an additional $71 of collateral to its counterparties.

Market Risk

Market risk is the risk that financial instrument fair values will fluctuate due to changes in market prices. The significant market risks to which the company is exposed are foreign exchange risk, interest rate risk and price risk (related to commodity and equity securities).

32  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Foreign Exchange Risk

At March 31, 2011, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $250 (December 31, 2010 — $170, January 1, 2010 — $140) at an average exchange rate of 0.9860 (December 31, 2010 — 1.0170, January 1, 2010 — 1.0681) per US dollar with maturities in 2011. At March 31, 2011, the company had foreign currency swaps to sell US dollars and receive Canadian dollars in the notional amount of $NIL (December 31, 2010 — $69, January 1, 2010 — $263) at an average exchange rate of NIL (December 31, 2010 — 1.0174, January 1, 2010 — 1.0551) per US dollar.

Price Risk

At March 31, 2011, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps for which it has price risk exposure; derivatives represented a notional amount of 74 million MMBtu with maturities in 2011 through 2019. At December 31, 2010, the notional amount of swaps was 103 million MMBtu with maturities in 2011 through 2019. At January 1, 2010, the notional amount of swaps was 123 million MMBtu with maturities in 2010 through 2019.

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	March 31, 2011		December 31, 2010		January 1, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	of Asset	of Asset	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)	(Liability)	(Liability)
Derivative instrument assets
Natural gas derivatives	$2	$2	$—	$—	$4	$4
Foreign currency derivatives	4	4	5	5	5	5
Investments in ICL and Sinofert	3,571	3,571	3,842	3,842	2,760	2,760
Derivative instrument liabilities
Natural gas derivatives	(236)	(236)	(279)	(279)	(175)	(175)
Long-term debt
Senior notes	(4,350)	(4,528)	(4,350)	(4,525)	(3,350)	(3,506)
Other	(8)	(8)	(8)	(8)	(8)	(8)

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges is assumed to approximate carrying value. The fair value of the company’s senior notes at March 31, 2011 reflected the yield valuation based on observed market prices. Yield on senior notes ranged from 1.01 percent to 5.66 percent (December 31, 2010 — 1.08 percent to 5.66 percent, January 1, 2010 — 1.73 percent to 5.83 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

Interest rates used to discount estimated cash flows related to derivative instruments that were not traded in an active market at March 31, 2011 were between 0.42 percent and 4.29 percent (December 31, 2010 — between 0.47 percent and 4.31 percent, January 1, 2010 — between 0.23 percent and 4.67 percent) depending on the settlement date.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  33

The following table presents the company’s fair value hierarchy for those financial assets and financial liabilities carried at fair value at March 31, 2011.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in				Significant
		Active Markets for		Significant Other		Unobservable
	Carrying Amount of	Identical Assets		Observable Inputs		Inputs
Description	Asset (Liability)	(Level 1)		(Level 2)		(Level 3)
March 31, 2011
Derivative instrument assets
Natural gas hedging derivatives	$2	$—		$—		$2	(1)
Foreign currency derivatives	4	—		4	(1)	—
Investments in ICL and Sinofert	3,571	3,571	(1)	—		—
Derivative instrument liabilities
Natural gas hedging derivatives	(236)	—		(42	)(1)	(194	)(1)
December 31, 2010
Derivative instrument assets
Foreign currency derivatives	$5	$—		$5		$—
Investments in ICL and Sinofert	3,842	3,842		—		—
Derivative instrument liabilities
Natural gas hedging derivatives	(279)	—		(55)		(224)
January 1, 2010
Derivative instrument assets
Natural gas derivatives	$4	$—		$1		$3
Foreign currency derivatives	5	—		5		—
Investments in ICL and Sinofert	2,760	2,760		—		—
Derivative instrument liabilities
Natural gas derivatives	(175)	—		(53)		(122)

(1)	During the period ending March 31, 2011, there were no transfers between Level 1 and Level 2, or into or out of Level 3. Company policy is to recognize transfers at the end of the reporting period.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Natural Gas Hedging Derivatives
	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2011	2010
Balance, beginning of period	$(224)	$(119)
Total losses (realized and unrealized) before income taxes
Included in earnings (cost of goods sold)	(26)	(36)
Included in other comprehensive income	19	(126)
Settlements	39	46
Transfers out of Level 3	—	11

Balance, end of period	$(192)	$(224)

34  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Pension and Other Post-Retirement Expenses

	Three Months
	Ended March 31
Defined Benefit Pension Plans	2011	2010
Service cost	$6	$5
Interest cost	12	12
Expected return on plan assets	(13)	(12)
Net amortization	6	7

Net expense	$11	$12

	Three Months
	Ended March 31
Other Post-Retirement Plans	2011	2010
Service cost	$2	$2
Interest cost	4	4
Net amortization	(1)	(1)

Net expense	$5	$5

For the three months ended March 31, 2011, the company contributed $2 to its defined benefit pension plans, $10 to its defined contribution pension plans and $2 to its other post-retirement plans. Total 2011 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 14 to the consolidated financial statements in the company’s 2010 Financial Review Annual Report.

Uncertainty in Income Taxes

Unrecognized tax benefits decreased $7 during the first three months of 2011. It is reasonably possible that a reduction in a range of $35 to $37 of unrecognized income tax benefits may occur within 12 months as a result of projected resolutions of worldwide income tax disputes.

Guarantees

In the normal course of operations, the company provides indemnifications, which are often standard contractual terms, to counterparties in transactions such as purchase and sale contracts, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the company to compensate the counterparties for costs incurred as a result of various events, including environmental liabilities and changes in (or in the interpretation of) laws and regulations, or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract, the nature of which prevents the company from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the company has not made any significant payments under such indemnifications and no amounts have been accrued in the accompanying unaudited interim condensed consolidated financial statements with respect to these indemnification guarantees (apart from any appropriate accruals relating to the underlying potential liabilities).

The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2011, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $562. It is unlikely that these guarantees will be drawn upon, and since the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At March 31, 2011, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $6.

The company has guaranteed the gypsum stack capping, closure and post-closure obligations of White Springs and PCS Nitrogen in Florida and Louisiana, respectively, pursuant to the financial assurance regulatory requirements in those states. In addition, it has guaranteed the performance of certain remediation obligations of PCS Joint Venture and PCS Nitrogen at the Lakeland, Florida and Augusta, Georgia sites, respectively. The USEPA has announced that it plans to adopt rules requiring financial assurance from a variety of mining operations, including phosphate rock mining. It is too early in the rulemaking process to determine what the impact, if any, on the company’s facilities will be when these rules are issued.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans. Financial assurances for these plans must be established within one year following their approval by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans submitted by the company. The company had previously provided a CDN $2 irrevocable letter of credit and a payment of CDN $3 into the agreed-upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or as required by the MOE. The next scheduled review for the decommissioning and

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  35

reclamation plans and financial assurances is currently underway. The MOE has indicated it is seeking an increase of the amount paid into the trust fund by the company. The company anticipates that all matters regarding the decommissioning and reclamation plans and financial assurances for this review will be completed by the end of 2011. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of March 31, 2011. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at March 31, 2011, $52 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

Recent Accounting Pronouncements

Fair Value Disclosures

In January 2010, the FASB issued a new accounting standard aimed at improving disclosures about fair value measurements. As of January 1, 2010, the company was required to disclose information on significant transfers in and out of Levels 1 and 2 and the reasons for those transfers. The implementation of this guidance did not have a material impact on the company’s consolidated financial statements. Additional disclosures related to details of activity in Level 3 were required effective January 1, 2011. The company has applied these amendments in these unaudited interim condensed consolidated financial statements.

13.	Transition to IFRS

The company adopted IFRS on January 1, 2011 with effect from January 1, 2010. The company’s financial statements for the year ending December 31, 2011 will be the first annual consolidated financial statements that comply with IFRS and these unaudited interim condensed consolidated financial statements were prepared as described in Note 1, including the application of IFRS 1. Accordingly, the company will make an unreserved statement of compliance with IFRS beginning with its 2011 annual consolidated financial statements.

Initial Elections upon Adoption

Most adjustments required on transition to IFRS will be made retrospectively against opening retained earnings as of the date of the first comparative statements of financial position presented (i.e., January 1, 2010). IFRS 1 provides entities adopting IFRS for the first time with a number of optional exemptions and mandatory exceptions, in certain areas, to the general requirement for full retrospective application of IFRS. The most significant IFRS 1 exemptions that are expected to apply to the company upon adoption are summarized below.

IFRS 1 Exemption Options

Business Combinations

Choice: The company may elect, on transition to IFRS, to either restate all past business combinations in accordance with IFRS 3, “Business Combinations”, or to apply an elective exemption from applying IFRS 3 to past business combinations.

Policy selection: If the elective exemption is chosen, specific requirements must be met, such as maintaining the classification of the acquirer and the acquiree, recognizing or derecognizing certain acquired assets or liabilities as required under IFRS and remeasuring certain assets and liabilities at fair value. The company will elect, on transition to IFRS, to apply the elective exemption such that transactions entered into prior to the transition date will not be restated.

Expected transition impact: None.

Expected future impact: None.

Property, Plant and Equipment
Choice: The company may elect to report items of property, plant and equipment in its opening statement of financial position on the transition date at a deemed cost instead of the actual cost that would be determined under IFRS. The deemed cost of an item may be either its fair value at the date of transition to IFRS or an amount determined by a previous revaluation under Canadian GAAP (as long as that amount was close to its fair value, cost or adjusted cost). The exemption can be applied on an asset-by-asset basis.

Policy selection: The company will elect to use the fair values of a number of previously impaired items of property, plant and equipment (with a total carrying amount of zero) as their deemed costs. The aggregate of the fair values for these particular assets is zero. Therefore, no adjustment will result on transition to IFRS as a result of making this election.

Expected transition impact: None.

Expected future impact: None.

36  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Share-based Payments
Choice: The company may elect not to apply IFRS 2, “Share-Based Payments”, to equity instruments granted on or before November 7, 2002 or which vested before the company’s date of transition to IFRS. The company may also elect not to apply IFRS 2 to liabilities arising from share-based payment transactions which settled before the date of transition to IFRS.

Policy selection: The company will elect not to apply IFRS 2 to equity instruments granted on or before November 7, 2002 or which vested before its date of transition to IFRS. The company will also elect not to apply IFRS 2 to liabilities arising from share-based payment transactions which settled before the date of transition to IFRS.

Expected transition impact: None.

Expected future impact: None.

Employee Benefits
Choice: The company may elect to recognize all cumulative actuarial gains and losses through opening retained earnings at the date of transition to IFRS. Actuarial gains and losses would have to be recalculated under IFRS from the inception of each defined benefit plan if the exemption is not taken. The company’s choice must be applied to all defined benefit plans consistently.

Policy selection: As the company intends to adopt an ongoing policy of recognizing all actuarial gains and losses immediately in other comprehensive income, all cumulative actuarial gains and losses at the date of transition to IFRS will be recognized at the date of transition to IFRS. The company will make use of this exemption.

Expected transition impact: See Employee Benefits under “Changes in Accounting Policies” below.

Expected future impact: See Employee Benefits under “Changes in Accounting Policies” below.

Foreign Exchange
Choice: On transition, cumulative translation gains or losses in accumulated other comprehensive income can be reclassified to retained earnings at the company’s election. If not elected, all cumulative translation differences must be recalculated under IFRS from inception.

Policy selection: The company has recalculated the cumulative foreign exchange translation gains or losses in accumulated other comprehensive income under IFRS retrospectively.

Expected transition impact: None.

Expected future impact: None.

Decommissioning Liabilities
Choice: In accounting for changes in obligations to dismantle, remove and restore items of property, plant and equipment (asset retirement obligations), the guidance in IFRS requires changes in such obligations to be added to or deducted from the cost of the asset to which they relate. The adjusted depreciable amount of the asset is then depreciated prospectively over its remaining useful life. Rather than recalculating the effect of all such changes throughout the life of the obligation, the company may elect to measure the liability and the related depreciation effects at the date of transition to IFRS.

Policy selection: The company will elect to measure any asset retirement obligations and the related depreciation effects at the date of transition to IFRS.

Expected transition impact: See Provisions under “Changes in Accounting Policies” below.

Expected future impact: See Provisions under “Changes in Accounting Policies” below.

Oil and Gas Properties
Choice: For a first-time adopter that has previously employed the full cost method of accounting for oil and natural gas exploration and development expenditures, IFRS 1 provides an exemption which allows entities to measure those assets at the transition date at amounts determined under the entity’s previous GAAP.

Policy selection: The company will elect to measure its oil and gas assets at their Canadian GAAP carrying value at the date of transition to IFRS.

Expected transition impact: None.

Expected future impact: None.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  37

IFRS 1 Mandatory Exceptions
IFRS 1 prohibits retrospective application of some aspects of other IFRS. As a result, the following mandatory exceptions from full retrospective application of IFRS will be applied and relevant on transition to IFRS:

•	The company’s estimates in accordance with IFRS at the date of transition to IFRS will be consistent with estimates made for the same date in accordance with Canadian GAAP (after adjustments to reflect any difference in accounting policies).

•	The company will not reflect in its opening IFRS statements of financial position a hedging relationship of a type that did not qualify for hedge accounting in accordance with IFRS. No transactions entered into before the date of transition to IFRS will be retrospectively designated as hedges.

Changes in Accounting Policies
The key areas where the company has identified that accounting policies will differ or where accounting policy decisions were necessary that may impact its consolidated financial statements are set out in the following table. Note that this does not include impact of transition policy choices made under IFRS 1, described above.

Accounting
Policy Area	Impact of Policy Adoption
(a) Impairment of Assets
Choices: There are no policy choices available under IFRS.

Differences from previous Canadian GAAP: IAS 36, “Impairment of Assets”, uses a one-step approach for both testing for and measurement of impairment, with asset carrying values compared directly with the higher of fair value less costs to sell and value in use (which uses discounted future cash flows). Canadian GAAP generally used a two-step approach to impairment testing, first comparing asset carrying values with undiscounted future cash flows to determine whether impairment exists, and then measuring any impairment by comparing asset carrying values with fair values. This difference may potentially result in more impairments where carrying values of assets were previously supported under Canadian GAAP on an undiscounted cash flow basis, but could not be supported on a discounted cash flow basis.

In addition, IAS 36 requires the reversal of any previous impairment losses (to the amounts the assets would now be carried at had depreciation continued) where circumstances have changed such that the impairments have been reduced. Canadian GAAP prohibited reversal of impairment losses.

Expected transition impact: The company has identified certain assets for which impairment losses have been previously recognized, but which are no longer impaired. The previously recognized impairment loss will need to be reversed on transition to IFRS, which will result in an increase in the carrying amount of property, plant and equipment at December 31, 2010 of $9 (January 1, 2010 — $10). Net income for 2010 will decrease by $1. The company has also identified items which are regarded as impaired under IFRS, but not under Canadian GAAP. As a result, equity at December 31, 2010 will decrease by $4 (January 1, 2010 — $2). Net income for 2010 will decrease by $2.

Expected future impact: Dependent upon future circumstances, as described above.

38  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Accounting
Policy Area	Impact of Policy Adoption
(b) Employee Benefits	Choices: Actuarial gains and losses are permitted under IAS 19, “Employee Benefits”, to be recognized directly in other comprehensive income rather than through profit or loss.
Policy selection: Actuarial gains and losses will be recognized in other comprehensive income.

Differences from previous Canadian GAAP: IAS 19 requires the past service cost element of defined benefit plans to be expensed on an accelerated basis, with vested past service costs expensed immediately and unvested past service costs recognized on a straight-line basis until the benefits become vested. Under Canadian GAAP, past service costs were generally amortized on a straight-line basis over the average remaining service period of active employees expected under the plan.

Under Canadian GAAP, certain gains and losses which were unrecognized at the time of adopting the current Canadian accounting standard were permitted to be amortized over a period under transitional provisions of the current standards. Those amounts must be recognized on transition to IFRS.

Expected transition impact: Equity at December 31, 2010 will be reduced by $365 (January 1, 2010 — $352). Net income for 2010 will increase by $24.

Expected future impact: The effect of actuarial gains and losses will no longer affect net income under the company’s accounting policy choice. Shareholders’ equity is expected to be subject to greater variability as the effects of actuarial gains and losses will be recognized immediately, rather than being deferred and amortized over a period of time.

(c) Share-Based Payments	Choices: There are no policy choices available under IFRS.
Differences from previous Canadian GAAP: IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair value of the awards. Canadian GAAP required that such payments be measured based on intrinsic value of the awards. This difference is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans, such as its performance unit incentive plan.

IFRS 2 requires an estimate of compensation cost to be recognized in relation to performance options for which service has commenced but which have not yet been granted. The compensation cost recognized would then be trued up once options have been granted. Under Canadian GAAP, compensation cost was first recognized when the options were granted. This will create a timing difference between IFRS and Canadian GAAP in terms of when compensation cost relating to employee service provided in the first quarter of the year is recognized. In relation to stock option costs in 2010, net income will decrease in the first quarter and increase in the second quarter by $13. Net income and equity for annual periods are not affected.

Expected transition impact: In relation to the company’s cash-settled share-based payments, equity at December 31, 2010 will be increased by $1 (January 1, 2010 — $3). Net income for 2010 will decrease by $2.

Expected future impact: Any future significant difference between the fair value and intrinsic value of outstanding units under the company’s performance unit incentive plan will result in different measurements under IFRS and Canadian GAAP in any particular year; however, this will be a timing difference only. The total future compensation expense relating to these awards will be the same under IFRS and Canadian GAAP over the duration of each incentive plan cycle. In relation to stock option cost, a timing difference will exist between IFRS and Canadian GAAP, whereby net income under IFRS will decrease in the first quarter and increase in the second quarter of each year by offsetting amounts. Net income and equity for annual periods are not affected.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  39

Accounting
Policy Area	Impact of Policy Adoption

(d) Provisions (including Asset Retirement Obligations)	Choices: There are no policy choices available under IFRS.
Differences from previous Canadian GAAP: IAS 37, “Provisions, Contingent Liabilities and Contingent Assets”, requires a provision to be recognized when: there is a present obligation (legal or constructive) as a result of a past transaction or event; it is probable that an outflow of resources will be required to settle the obligation; and a reliable estimate can be made of the obligation. “Probable” in this context means more likely than not. Under Canadian GAAP, constructive obligations were recognized only if required by a specific standard, and the criterion for recognition in the financial statements was “likely”, which is a higher threshold than “probable”. Therefore, it is possible that there may be some contingent liabilities not recognized under Canadian GAAP which would require a provision under IFRS.

Other differences between IFRS and Canadian GAAP exist in relation to the measurement of provisions, such as the methodology for determining the best estimate where there is a range of equally possible outcomes (IFRS uses the mid-point of the range whereas Canadian GAAP used the low end), and the requirement under IFRS for provisions to be discounted where material.

In relation to asset retirement obligations, measurement under IFRS will be based on management’s best estimate, while measurement under Canadian GAAP was based on the fair value of the obligation (which takes market assumptions into account). Under IFRS, the full asset retirement obligation is remeasured each period using the current discount rate. Under Canadian GAAP, cash flow estimates associated with asset retirement obligations were discounted using historical discount rates. Changes in the discount rate alone did not result in a remeasurement of the liability. Changes in estimates that decreased the liability were discounted using the discount rate applied upon initial recognition of the liability. When changes in estimates increased the liability, the additional liability was discounted using the current discount rate.

IFRS require the company’s asset retirement obligations to be discounted using a risk-free rate. Under Canadian GAAP, asset retirement obligations were discounted using a credit-adjusted risk-free rate.

Under IFRS, the increase in the measurement of an asset retirement obligation due to the passage of time (unwinding of the discount) is classified as a finance expense. Under Canadian GAAP, this amount was classified as an operating expense.

Expected transition impact: Equity at December 31, 2010 will be reduced by $84 (January 1, 2010 — $68). Net income for 2010 will decrease by $16.

Expected future impact: Measurement of provisions may fluctuate more under IFRS and a change in the discount rate will have a more significant impact on the obligation as well as the company’s assets and expenses. As well, provisions may be recognized earlier under IFRS than under Canadian GAAP.

40  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Accounting
Policy Area	Impact of Policy Adoption
(e) Income Taxes	Choices: Where exchange rate differences on deferred income tax liabilities or assets are recognized in the income statement, such differences may be classified as either foreign exchange gains/losses or deferred tax expense/income under IFRS.

Policy selection: Exchange rate differences on deferred income tax liabilities or assets will be classified as foreign exchange gains/losses. This is consistent with the company’s accounting policy under Canadian GAAP.

Differences from previous Canadian GAAP, expected transition impact and expected future impact of each: Under IFRS, the guidance in IAS 12, “Income Taxes”, will be used to determine the benefit to be received in relation to uncertain tax positions. This differs from the methodology used under Canadian GAAP. Equity at December 31, 2010 will be increased by $48 (January 1, 2010 — $36). Net income for 2010 will increase by $12. Impacts in future periods will depend on the particular circumstances existing in those periods.

Under IFRS, deferred tax assets recognized in relation to share-based payment arrangements (for example, the company’s employee stock option plan in the US) are adjusted each period to reflect the amount of future tax deductions that the company expects to receive in excess of stock-based compensation recorded in the consolidated financial statements based on the current market price of the shares. The benefit of such amounts is recognized in contributed surplus and never impacts net income. Under the company’s Canadian GAAP policy, tax deductions for its employee stock option plan in the US were recognized as reductions to tax expense, within net income, in the period that the deduction was allowed. This difference will result in a decrease to net income in 2010 of $45. Equity at December 31, 2010 will increase by $143 (January 1, 2010 — $116). In future periods, current tax expense will be higher and the balance of the company’s deferred tax liability is expected to be more volatile under IFRS.

Under IFRS, deferred tax assets associated with share-based compensation that are recorded in the consolidated financial statements as an expense in the current or previous period should be reviewed at each statement of financial position date and amended to the extent that it is no longer probable that the related tax benefit will be realized. Under Canadian GAAP, this income tax benefit was calculated without estimating the income tax effects of anticipated share-based payment transactions. This difference will result in an increase to net income of $1. Equity at December 31, 2010 will decrease by $7 (January 1, 2010 — $8). In future periods, the balance in the company’s deferred tax liability is expected to be more volatile under IFRS.

Under IFRS, adjustments relating to a change in tax rates are recognized in the same category of comprehensive income in which the original amounts were recognized. Under Canadian GAAP, such adjustments were recognized in net income, regardless of the category in which the original amounts were recognized. In addition, foreign exchange gains on deferred income tax liabilities would be recorded in other comprehensive income under IFRS, but were recorded in net income under Canadian GAAP. In combination, these differences will result in $150 related to an internal restructuring that occurred in 2009 being re-categorized at the date of transition to IFRS from retained earnings to accumulated other comprehensive income. There will be no future impacts resulting from this item.

Under IFRS, deferred income taxes are classified as long-term. Under Canadian GAAP, future income taxes were separated between current and long-term on the statement of financial position. This will result in a decrease in 2010 of $28 (January 1, 2010 — $18) in current assets and non-current liabilities on the statement of financial position. This classification difference will continue to exist in future periods; however, the size and direction of the difference will depend on circumstances existing in those periods.

Under IFRS, unrealized profits resulting from intragroup transactions are eliminated from the carrying amount of assets, but no equivalent adjustment is made for tax purposes. The difference between the tax rates of the two entities will impact net income. This differs from Canadian GAAP, where the current tax payable in relation to such profits was recorded as a current asset until the transaction was realized by the group. As a result, 2010 net income will decrease by $14. Equity at December 31, 2010 will increase by $6 (January 1, 2010 — $20). In future periods, the tax impact of intragroup transactions will be recognized earlier under IFRS; however, the size and direction of the difference will depend on circumstances existing in those periods.

Interest and penalties on income tax deficiencies are classified as financing expenses or operating expenses, respectively, under IFRS. Penalties on all income tax deficiencies will be classified as operating expenses. All interest expense related to income taxes (whether cash taxes or uncertain tax positions) will be disclosed as finance costs. Under Canadian GAAP, these were classified as either operating expenses or income tax expense depending on their nature. In future periods, finance costs and interest payable will be higher under IFRS.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  41

Accounting
Policy Area	Impact of Policy Adoption
(f) Consolidation	Choices: There are no policy choices available under IFRS.

Differences from previous Canadian GAAP: The IFRS approach to consolidation is principles-based whereby consolidation is required for all entities which are controlled. Unlike the Canadian GAAP two-step model, which first required consideration as to whether an entity was a VIE, the IFRS guidance on consolidation is a single-step model — the control model. IFRS do bring in the concepts of risk and rewards where the existence of control is not apparent, although not in the same rules-based manner as under Canadian GAAP.

Expected transition impact: None.
Expected future impact: None.

(g) Property, Plant and Equipment	Choices: Either a historical cost model or a revaluation model can be used to value property, plant and equipment.
Policy selection: The company will value property, plant and equipment using the historical cost model.

Differences from previous Canadian GAAP: Under IFRS, where part of an item of property, plant and equipment has a cost that is significant in relation to the cost of the item as a whole, it must be depreciated separately from the remainder of the item. Canadian GAAP was similar in this respect; however, the componentization concept was not often applied to the same extent due to practicality and/or materiality.

Under IFRS, the cost of major overhauls on items of property, plant and equipment is capitalized as a component of the related item of property, plant and equipment and amortized over the period until the next major overhaul. Under Canadian GAAP, these costs were expensed in the year incurred.

Expected transition impact: Equity at December 31, 2010 will be increased by $52 (January 1, 2010 — $18). Net income for 2010 will increase by $34.

Expected future impact: The cost of future replacement of components of property, plant and equipment (including the cost of major overhauls) will be capitalized and amortized over several years rather than being expensed in the year incurred. This will result in a difference in timing between IFRS and Canadian GAAP in terms of when such costs are recognized as expenses.

(h) Inventories	Choices: Either first-in, first-out (FIFO) or weighted average can be used to value inventories.
Policy selection: The weighted average method will be used to value inventories.
Differences from previous Canadian GAAP: None, as it relates to annual periods.

Under IFRS, at interim periods, price, efficiency, spending, and volume variances of a manufacturing entity are recognized in income to the same extent that those variances are recognized in income at financial year-end. Under IFRS, deferral of variances that are expected to be absorbed by year-end is not appropriate because it could result in reporting inventory at the interim date at more or less than its portion of the actual cost of manufacture. Under Canadian GAAP, variances that were planned and expected to be absorbed by the end of the year were ordinarily deferred at the end of an interim period. In relation to manufacturing cost variances, 2010 net income will increase in the first quarter by $9 and in the second quarter by $6, decrease in the third quarter by $48 and increase in the fourth quarter by $33. Equity will increase at March 31, 2010 by $9, increase at June 30, 2010 by $15 and decrease at September 30, 2010 by $33. Net income and equity for annual periods are not affected.

Expected transition impact: None, as it relates to annual periods.

Expected future impact: None, as it relates to annual periods. Manufacturing cost variances that were deferred at interim periods will no longer be deferred. This will result in a difference in timing during the year between IFRS and Canadian GAAP in terms of when such costs are recognized as expenses.

42  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Accounting
Policy Area	Impact of Policy Adoption
(i) Borrowing Costs	Choices: There are no policy choices available under IFRS.
Differences from previous Canadian GAAP: Under IFRS, borrowing costs will be capitalized to assets which take a substantial time to develop or construct using a capitalization rate based on the weighted average interest rate on all of the company’s outstanding third-party debt. Under the company’s Canadian GAAP policy, the interest capitalization rate was based only on the weighted average interest rate on third-party long-term debt.

Expected transition impact: Equity at December 31, 2010 will be reduced by $25 (January 1, 2010 — $14). Net income for 2010 will decrease by $11.
Expected future impact: There will be an ongoing difference based on the difference in capitalization rates.

(j) Financial Instruments	Choices: Trade date or settlement date can be used. Policy selection: The company will recognize regular-way purchases and sales of financial assets at the trade date.
Differences from previous Canadian GAAP: None.
Expected transition impact: None.
Expected future impact: None.

(k) Definition of a Derivative	Choices: There are no policy choices available under IFRS.
Differences from previous Canadian GAAP: Derivatives usually have a notional amount (that is, an amount of currency, a number of shares or other number of units specified in the contract). Under IFRS, the definition of a derivative does not specifically require an instrument to have a notional amount, and the lack of a notional amount does not result in an exemption from treatment of the contract as a derivative. Under Canadian GAAP, when the quantity of a non-financial asset or liability to be purchased or sold was not specified and was not otherwise determinable (for example, by reference to anticipated quantities to be used in the calculation of penalty amounts in the event of non-performance), the contract was not accounted for as a derivative since the standard setters concluded its fair value would not be reliably determinable. As a result, a notional amount was also required implicitly for such a contract to meet the definition of a derivative under Canadian GAAP. Whereas under Canadian GAAP such an instrument would not be accounted for as a derivative, under IFRS it is necessary to analyze all other features to determine whether the contract is a derivative. If so, it is necessary to determine a reasonable estimation of what a notional amount could be, and measure the instrument at fair value as a derivative or embedded derivative based on such.

Expected transition impact: None.
Expected future impact: More contracts may be categorized as derivatives (either assets or liabilities) than under Canadian GAAP.

(l) Embedded Derivatives	Choices: There are no policy choices available under IFRS.
Differences from previous Canadian GAAP: For transitional purposes under Canadian GAAP, the company elected to record embedded derivatives only for contracts entered into or substantively modified on or after January 1, 2003. This transitional option does not exist under IFRS and therefore additional potential embedded derivatives will be considered within contracts previously not reviewed in this context to conclude whether bifurcation and recording will be necessary.

Expected transition impact: None.
Expected future impact: None.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  43

Accounting
Policy Area	Impact of Policy Adoption
(m) Hedge Accounting	Choices: There are no policy choices available under IFRS.
Differences from previous Canadian GAAP: Under Canadian GAAP, a short-cut method for assessing hedge effectiveness was permitted if the critical terms of the hedged item and hedging instrument matched. This method is not permitted under IFRS. The company had certain deferred amounts related to the previous use of this method under Canadian GAAP pertaining to interest rate swaps. However, because the previously designated hedging relationship was of a type that would have qualified for hedge accounting under IFRS, the provisions of IFRS 1, “First-Time Adoption of International Financial Reporting Standards”, allow the company to discontinue hedge accounting prospectively. Because hedge accounting had already been discontinued prospectively under Canadian GAAP, no adjustment will be necessary as a result of adopting IFRS.

Expected transition impact: None.
Expected future impact: None.

(n) Statement of Cash Flows	Choices: Either the direct or indirect method may be presented. Dividends paid, interest paid, interest received and dividends received can be presented as operating, investing or financing activities.

Policy selection: The company will use the indirect method. Dividends paid will be presented as financing activities. Interest and dividends received will be presented as operating activities. Interest paid will be presented as operating activities except where it has been capitalized to property, plant and equipment, in which case it will be presented as investing activities.

Differences from previous Canadian GAAP: None.
Expected transition impact: None.
Expected future impact: None.

(o) Investments	Choices: Jointly controlled entities may be accounted for either by using proportionate consolidation or the equity method.
Policy selection: The equity method will be used to account for joint ventures.
Differences from previous Canadian GAAP: Under Canadian GAAP, joint ventures were accounted for using proportionate consolidation.

Certain of the company’s equity-accounted investees adopted IFRS earlier than PotashCorp, resulting in certain IFRS 1 elections being made, particularly related to use of fair value as deemed cost on certain items of property, plant and equipment and related to the use of the business combinations exemption. As a result, the company will recognize its share of such elections as an adjustment to its opening retained earnings and its investments in equity-accounted investees.

Expected transition impact: Equity at December 31, 2010 will be reduced by $45 (January 1, 2010 — $45). Net income for 2010 will be unaffected.
Expected future impact: One joint venture will be accounted for using the equity method, rather than proportionate consolidation method. The impact is expected to be minimal.

44  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Reconciliations from Canadian GAAP to IFRS

Reconciliation of Net Income

	Year to Date Period Ended
	December 31,	March 31,
	2010	2010
Net Income — Canadian GAAP	$1,806	$449
IFRS adjustments to net income:
Policy choices
Employee benefits — Actuarial gains and losses(b)	26	6
Other
Provisions — Changes in asset retirement obligations(d)	(13)	(1)
Property, plant and equipment(g)	34	—
Borrowing costs(i)	(11)	(2)
Employee benefits — Past service costs(b)	(2)	—
Impairment of assets(a)	(3)	1
Constructive obligations(d)	(3)	—
Share-based payments(c)	(2)	(15)
Manufacturing cost variances at interim periods(h)	—	9
Income taxes — Tax effect of above differences	(10)	—
Income tax-related differences(e)	(47)	(3)

Net Income — IFRS	$1,775	$444

References above relate to items described in the Changes in Accounting Policies table above.

Reconciliation of Shareholders’ Equity

	December 31,	March 31,	January 1,
	2010	2010	2010
Shareholders’ Equity — Canadian GAAP	$6,804	$6,952	$6,440
IFRS adjustments to shareholders’ equity:
Policy choices
Employee benefits — Actuarial gains and losses(b)	(375)	(358)	(365)
Other
Provisions — Changes in asset retirement obligations(d)	(79)	(67)	(66)
Property, plant and equipment(g)	52	18	18
Investments(o)	(45)	(45)	(45)
Borrowing costs(i)	(25)	(16)	(14)
Employee benefits — Past service costs and Canadian GAAP transition amounts(b)	10	12	13
Impairment of assets(a)	5	9	8
Constructive obligations(d)	(5)	(2)	(2)
Share-based payments(c)	1	1	3
Manufacturing cost variances at interim periods(h)	—	9	—
Income taxes — Tax effect of above differences	154	152	152
Income tax-related differences(e)	188	178	163

Shareholders’ Equity — IFRS	$6,685	$6,843	$6,305

References above relate to items described in the Changes in Accounting Policies table above.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  45

Reconciliation of Comprehensive Income

	Year to Date Period Ended
	December 31,	March 31,
	2010	2010
Comprehensive Income — Canadian GAAP	$2,402	$530
IFRS adjustments to comprehensive income:
Policy choices
Employee benefits — Actuarial gains and losses(b)	(36)	—
Tax effect of employee benefits — Actuarial gains and losses	11	—
Other
Differences in net income	(31)	(5)

Comprehensive Income — IFRS	$2,346	$525

References above relate to items described in the Changes in Accounting Policies table above.

46  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Adjusted Financial Statements
The following tables show the adjustments to the company’s consolidated statements of financial position and consolidated statements of income.

Adjustments to Consolidated Statement of Financial Position  — as at December 31, 2010

		IFRS		IFRS
	Canadian	Adjust-	Ref-	Reclass-
Canadian GAAP Accounts	GAAP	ments	erence	ifications	IFRS	IFRS Accounts
Assets						Assets
Current assets						Current assets
Cash and cash equivalents	$412	$—		$—	$412	Cash and cash equivalents
Receivables	1,044	15	(e)	—	1,059	Receivables
Inventories	570	—		—	570	Inventories
Prepaid expenses and other current assets	114	(60)	(e)	—	54	Prepaid expenses and other current assets

	2,140	(45)		—	2,095
						Non-current assets
Property, plant and equipment	8,063	78	(a,d,g,i)	—	8,141	Property, plant and equipment
Investments	4,938	(45)	(o)	(4,893)	—
	—	—		1,051	1,051	Investments in equity-accounted investees
	—	—		3,842	3,842	Available-for-sale investments
Other assets	363	(60)	(b,e)	—	303	Other assets
Intangible assets	18	—		97	115	Intangible assets
Goodwill	97	—		(97)	—

	$15,619	$(72)		$—	$15,547	Total Assets

Liabilities						Liabilities
Current liabilities						Current liabilities
Short-term debt and current portion of long-term debt	$1,871	$—		$—	$1,871	Short-term debt and current portion of long-term debt
Payables and accrued charges	1,246	(48)	(c,d,e)	—	1,198	Payables and accrued charges
Current portion of derivative instrument liabilities	75	—		—	75	Current portion of derivative instrument liabilities

	3,192	(48)		—	3,144
						Non-current liabilities
Long-term debt	3,707	—		—	3,707	Long-term debt
Derivative instrument liabilities	204	—		—	204	Derivative instrument liabilities
Future income tax liabilities	1,078	(341)	(e)	—	737	Deferred income tax liabilities
Accrued pension and other post-retirement benefits	299	169	(b)	—	468	Accrued pension and other post-retirement benefits
Accrued environmental costs and asset retirement obligations	330	125	(d)	—	455	Asset retirement obligations and accrued environmental costs
Other non-current liabilities and deferred credits	5	142	(e)	—	147	Other non-current liabilities and deferred credits

	8,815	47		—	8,862	Total Liabilities

Shareholders’ Equity						Shareholders’ Equity
Share capital	1,431	—		—	1,431	Share capital
Contributed surplus	160	148	(e)	—	308	Contributed surplus
Accumulated other comprehensive income	2,244	150	(e)	—	2,394	Accumulated other comprehensive income
Retained earnings	2,969	(417)		—	2,552	Retained earnings

	6,804	(119)		—	6,685	Total Shareholders’ Equity

	$15,619	$(72)		$—	$15,547	Total Liabilities and Shareholders’ Equity

References above relate to items described in the Changes in Accounting Policies table above.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  47

Adjustments to Consolidated Statement of Financial Position  — as at January 1, 2010

		IFRS		IFRS
	Canadian	Adjust-	Ref-	Reclass-
Canadian GAAP Accounts	GAAP	ments	erence	ifications	IFRS	IFRS Accounts
Assets						Assets
Current assets						Current assets
Cash and cash equivalents	$385	$—		$—	$385	Cash and cash equivalents
Receivables	1,138	76	(e)	—	1,214	Receivables
Inventories	624	—		—	624	Inventories
Prepaid expenses and other current assets	125	(56)	(e)	—	69	Prepaid expenses and other current assets

	2,272	20		—	2,292
						Non-current assets
Property, plant and equipment	6,413	31	(a,d,g,i)	—	6,444	Property, plant and equipment
Investments	3,760	(45)	(o)	(3,715)	—
				955	955	Investments in equity-accounted investees
	—	—		2,760	2,760	Available-for-sale investments
Other assets	360	(86)	(b,e)	—	274	Other assets
Intangible assets	20	—		97	117	Intangible assets
Goodwill	97	—		(97)	—

	$12,922	$(80)		$—	$12,842	Total Assets

Liabilities						Liabilities
Current liabilities						Current liabilities
Short-term debt and current portion of long-term debt	$729	$—		$—	$729	Short-term debt and current portion of long-term debt
Payables and accrued charges	796	21	(c,d,e)	—	817	Payables and accrued charges
Current portion of derivative instrument liabilities	52	—		—	52	Current portion of derivative instrument liabilities

	1,577	21		—	1,598
						Non-current liabilities
Long-term debt	3,319	—		—	3,319	Long-term debt
Derivative instrument liabilities	123	—		—	123	Derivative instrument liabilities
Future income tax liabilities	963	(320)	(e)	—	643	Deferred income tax liabilities
Accrued pension and other post-retirement benefits	281	174	(b)	—	455	Accrued pension and other post-retirement benefits
Accrued environmental costs and asset retirement obligations	215	85	(d)	—	300	Asset retirement obligations and accrued environmental costs
Other non-current liabilities and deferred credits	4	95	(e)	—	99	Other non-current liabilities and deferred credits

	6,482	55		—	6,537	Total Liabilities

Shareholders’ Equity						Shareholders’ Equity
Share capital	1,430	—		—	1,430	Share capital
Contributed surplus	150	123	(e)	—	273	Contributed surplus
Accumulated other comprehensive income	1,649	149	(e)	—	1,798	Accumulated other comprehensive income
Retained earnings	3,211	(407)		—	2,804	Retained earnings

	6,440	(135)		—	6,305	Total Shareholders’ Equity

	$12,922	$(80)		$—	$12,842	Total Liabilities and Shareholders’ Equity

References above relate to items described in the Changes in Accounting Policies table above.

48  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Adjustments to Consolidated Statement of Income  — Year Ended December 31, 2010

		IFRS		IFRS
	Canadian	Adjust-	Ref-	Reclass-
Canadian GAAP Accounts	GAAP	ments	erence	ifications	IFRS	IFRS Accounts
Sales	$6,539	$—		$—	$6,539	Sales
Freight	(336)	—		(152)	(488)	Freight, transportation and distribution
Transportation and distribution	(152)	—		152	—
Cost of goods sold	(3,426)	65	(a,b,c,d,g,i)	—	(3,361)	Cost of goods sold

Gross Margin	2,625	65		—	2,690	Gross Margin
Selling and administrative	(228)	—	(b,c,d)	—	(228)	Selling and administrative
Provincial mining and other taxes	(77)	—		—	(77)	Provincial mining and other taxes
Foreign exchange loss	(17)	—		—	(17)	Foreign exchange loss
	—	—		174	174	Share of earnings of equity investees
	—	—		163	163	Dividend income
Other income	245	(16)	(a,g)	(211)	18	Other income
	—	—		(126)	(126)	Other expenses

Operating Income	2,548	49		—	2,597	Operating Income
Interest Expense	(99)	(42)	(d,e,i)	—	(141)	Finance Costs

Income Before Income Taxes	2,449	7		—	2,456	Income Before Income Taxes
Income Taxes	(643)	(38)	(e)	—	(681)	Income Taxes

Net Income	$1,806	$(31)		$—	$1,775	Net Income

Net Income per Share						Net Income per Share
Basic	$2.04	$(0.04)		$—	$2.00	Basic
Diluted	$1.98	$(0.03)		$—	$1.95	Diluted

Dividends per Share	$0.13	$—		$—	$0.13	Dividends per Share

References above relate to items described in the Changes in Accounting Policies table above.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  49

Additional Annual Disclosures under IFRS

Certain disclosures are required in annual financial statements under IFRS that were not required under Canadian GAAP. Where such annual information is considered material to an understanding of the current interim period, it has been disclosed below. Amounts included in the company’s 2010 annual consolidated financial statements are not repeated herein. The following IFRS annual disclosures for the year ended December 31, 2010 are included below.

Property, Plant and Equipment

				Mine
	Land and	Buildings and	Machinery and	Development	Assets Under
	Improvements	Improvements	Equipment	Costs	Construction	Total
Balance at January 1, 2010 comprised of:
Cost	$356	$911	$5,540	$400	$2,087	$9,294
Accumulated depreciation	(76)	(235)	(2,307)	(232)	—	(2,850)

Net book value	$280	$676	$3,233	$168	$2,087	$6,444

Net book value — January 1, 2010	$280	$676	$3,233	$168	$2,087	$6,444
Impairment losses	—	—	(2)	—	—	(2)
Additions	2	12	156	82	1,926	2,178
Disposals	—	(3)	(22)	—	—	(25)
Transfers	59	595	1,322	67	(2,043)	—
Depreciation	(9)	(32)	(356)	(57)	—	(454)

Net book value — December 31, 2010	$332	$1,248	$4,331	$260	$1,970	$8,141

Balance at December 31, 2010 comprised of:
Cost	$417	$1,513	$6,864	$548	$1,970	$11,312
Accumulated depreciation	(85)	(265)	(2,533)	(288)	—	(3,171)

Net book value	$332	$1,248	$4,331	$260	$1,970	$8,141

Depreciation and amortization of property, plant and equipment included in cost of goods sold and in selling and administrative expenses was $(441) in 2010. Depreciation and amortization of property, plant and equipment included in the cost of other assets was $(13) in 2010.

Interest capitalized to property, plant and equipment during 2010 was $107.

Pension and Other Post-Retirement Benefits

Defined Benefit Plans
The components of total expense for the company’s pension and other post-retirement benefit plans recognized in income for 2010 were as follows:

	Pension	Other
Service cost for benefits earned during the year	$(20)	$(7)
Interest cost on projected benefit obligations	(47)	(16)
Expected return on plan assets	47	—
Past service costs	—	1
Plan settlements and curtailments	1	—

Total recognized in income	$(19)	$(22)

Of the total recognized in income, $(33) was included in cost of goods sold and $(8) was included in selling and administrative expenses.

50  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Gains and losses relating to the company’s pension and other post-retirement benefit plans recognized in other comprehensive income for 2010 were as follows:

	Pension	Other
Actuarial (loss) on obligations	$(66)	$(7)
Actuarial gain on plan assets	37	—

Total (loss) recognized in other comprehensive income	$(29)	$(7)

The cumulative amount of actuarial gains and losses recognized in other comprehensive income since the company’s date of transition to IFRS was $36 at December 31, 2010 (January 1, 2010  — $NIL).

Assumptions regarding future mortality experience are set based on actuarial advice in accordance with published statistics and experience in each territory.

The benefit obligations and plan assets for the company’s pension and other post-retirement plans were as follows:

	December 31, 2010			January 1, 2010
	Pension	Other	Total	Pension	Other	Total
Present value of defined benefit obligations	$(893)	$(298)	$(1,191)	$(792)	$(276)	$(1,068)
Fair value of plan assets	753	—	753	649	—	649

Funded status	(140)	(298)	(438)	(143)	(276)	(419)
Past service costs not recognized in statement of financial position	—	(13)	(13)	—	(15)	(15)

Accrued pension and other post-retirement benefit liabilities	$(140)	$(311)	$(451)	$(143)	$(291)	$(434)

Provisions for Asset Retirement, Environmental and Other Obligations

	Asset
	Retirement	Environmental	Other
	Obligations	Restoration	Matters	Total
Balance — January 1, 2010	$(309)	$(31)	$(2)	$(342)
(Charged) credited to income:
Additional provisions	(51)	(3)	(5)	(59)
Unwinding of discount	(11)	—	—	(11)
Capitalized to property, plant and equipment	(107)	—	—	(107)
Incurred during period	24	9	2	35
Exchange differences	(2)	—	—	(2)

Balance — December 31, 2010	$(456)	$(25)	$(5)	$(486)

Balance comprised of:

		December 31,
	Statements of Financial Position Location	2010
Current liabilities	Payables and accrued charges	$(31)
Non-current liabilities	Asset retirement obligations and accrued environmental costs	(455)

		$(486)

The estimated cash flows required to settle the asset retirement obligations of the phosphate operations have been discounted at a risk-free rate ranging from 1.97 percent to 4.34 percent at December 31, 2010 (January 1, 2010  — 2.56 percent to 4.63 percent). The estimated cash flows required to settle the asset retirement obligations of the potash operations have been discounted at a risk-free rate of 6.00 percent at December 31, 2010 (January 1, 2010  — 7.00 percent).

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are the responsibility of management and are as of May 6, 2011. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the “SEC”); however, the company currently files voluntarily on the SEC’s domestic forms.

Adoption of International Financial Reporting Standards (“IFRS”)
The unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on 10-Q reflect the adoption of IFRS, with effect from January 1, 2010. Periods prior to January 1, 2010 have not been restated and were in accordance with Canadian GAAP which, as discussed in Part 1 Item 1 of this Quarterly Report on Form 10-Q, was applied during the periods prior to the effective date of the company’s adoption of IFRS. Our financial statements subsequent to this report will be prepared in accordance with IFRS. As a foreign private issuer under the rules and regulations of the SEC, the company is permitted to use IFRS.

Note 13 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q contains a detailed description of our conversion to IFRS, including a reconciliation of key components of our financial statements previously prepared under Canadian GAAP to those under IFRS as at and for the three months ended March 31, 2010, for the year ended December 31, 2010 and as at January 1, 2010.

Although the adoption of IFRS resulted in adjustments to our financial statements, it did not materially impact the underlying cash flows or profitability trends of our operating performance, debt covenants or compensation arrangements.

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

PotashCorp Strategy
To provide our stakeholders with long-term value, our strategy focuses on generating growth while striving to minimize fluctuations in an upward-trending earnings line. We apply this strategy by concentrating on our highest margin products. Such analysis dictates our Potash First strategy, focusing our capital  — internally and through investments  — on our world-class potash assets to meet the rising global demand for this vital nutrient. By investing in potash capacity while producing to meet market demand, we seek to create the opportunity for significant growth while limiting downside risk. We complement our potash operations with focused phosphate and nitrogen businesses that emphasize the production of higher-margin products with stable and sustainable earnings potential.

We strive to enhance our position as supplier of choice to our customers, delivering the highest quality products at market prices when they are needed. We seek to be the preferred supplier to high-volume, high-margin customers with the lowest credit risk. It is critical to our success that our customers recognize our ability to create value for them based on the price they pay for our products.

As we plan for our future, we carefully weigh our choices for use of our cash flow. We base all investment decisions on cash flow return materially exceeding cost of capital, evaluating the best prospects for return on investment that match our Potash First strategy. Most of our recent capital expenditures have gone to investments in our own potash capacity, and we look to increase our existing offshore potash investments and seek other merger and acquisition opportunities in this nutrient. We also consider share repurchases and increased dividends as ways to maximize shareholder value over the long term.

52  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Key Performance Drivers  — Performance Compared to Goals
Each year we set targets to advance our long-term goals and drive results. Our long-term goals and 2011 targets are set out on pages 41 and 42 of our 2010 Financial Review Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2011 Annual Target	to March 31, 2011
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.	Total site severity injury rate was 32 percent below the 2008 annual level for the first three months of 2011. It was 53 percent below the 2008 annual level for the first three months of 2010 and 62 percent below the 2008 annual level by the end of 2010.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 10 percent from 2010 levels.	Annualized total reportable releases, permit excursions and spills were down 60 percent during the first three months of 2011 compared to 2010 annual levels. Compared to the first three months of 2010, total reportable releases, permit excursions and spills were down 67 percent.

Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index for 2011.	PotashCorp’s total shareholder return was 14 percent in the first three months of 2011 compared to our sector’s weighted average return (based on market capitalization) of NIL percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 5 percent.

Financial Overview

This discussion and analysis are based on the company’s unaudited interim condensed consolidated financial statements reported under IFRS, unless otherwise stated. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully, together with our 2010 Financial Review Annual Report.

Earnings Guidance  — First Quarter 2011

	Company Guidance	Actual Results
Earnings per share	$0.70 – $0.90	$0.84
Effective tax rate, including discrete items	25% – 27%	25%

Overview of Actual Results

Operations

	Three Months Ended March 31
				%
Dollars (millions) — except per-share amounts	2011	2010	Change	Change
Sales	2,204	1,714	490	29
Gross Margin	1,096	729	367	50
Operating Income	1,025	666	359	54
Net Income	732	444	288	65
Net Income Per Share — Diluted	0.84	0.49	0.35	71
Other Comprehensive (Loss) Income	(246)	81	(327)	n/m

n/m = not meaningful

Record first-quarter gross margin and earnings were due to higher sales prices for all nutrients and increased demand for potash (offshore), liquid fertilizer and ammonia compared to the same period of 2010. Prices for goods that use our products were mostly at or near record highs, creating incentive for users to consume more of our products. Strong demand coupled with our low inventories put upward pressure on pricing for most products. Record first-quarter potash gross margin of $743 million (68 percent of total) surpassed last year’s first-quarter $530 million. Phosphate gross margin for the first quarter was $150 million (2010 first quarter  — $64 million) while nitrogen gross margin

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  53

climbed to $203 million in first-quarter 2011 from $135 million in the same quarter last year.

Prices for many key crop commodities increased during the quarter, fueled by declining inventories and growing concern that farmers will be challenged to keep pace with rising demand. However, higher prices did little to temper demand for crops used for food, fiber, fuel and animal feed which kept global grain inventories at extremely low levels. Global potash demand approached record territory during the quarter as all major potash-consuming markets actively moved to fill immediate needs. Strong demand  — particularly from Latin America and Asian countries outside of China and India  — helped raise offshore shipments from North American producers to a record 3.0 million tonnes, surpassing the previous mark achieved in the second quarter of 2007 and 28 percent above the first quarter of 2010. Domestic shipments from North American producers remained robust at 2.4 million tonnes in the first quarter, even on the heels of strong demand in fourth-quarter 2010. Although the first-quarter total was below the 3.0 million tonnes shipped in the same period last year  — when dealers first began to address the limited movement of 2009  — it reflected continued demand strength in North America. Rising global demand reportedly left many potash producers sold out for the second quarter, even with India’s contracted shipments completed at the end of March. With global supply capabilities being tested and North American producer inventory levels falling well below the previous five-year average, realized and announced prices moved higher in nearly all markets. Solid phosphate fertilizer markets were supported by strong domestic demand ahead of the key planting season, with first-quarter shipments from US producers to North American customers increasing 13 percent from the same period last year. Offshore shipments declined 17 percent as customers slowed their purchasing ahead of the settlement of new supply contracts with India, the world’s largest phosphate importer. The continuation of strong demand  — along with rising costs for key inputs (including phosphate rock, sulfur and ammonia) and production curtailments in North Africa due to political unrest  — pushed prices significantly higher compared to first-quarter 2010. In nitrogen, healthy demand for ammonia continued, with US domestic shipments at similar levels to the first quarter of 2010. With strong global agricultural demand, improved industrial demand and higher natural gas prices in key European producing regions, including the Ukraine, prices for all nitrogen products rose significantly. Urea experienced some softness on rising supply availability, but demand and pricing began to firm by the end of the quarter. Competitive US gas prices continue to support healthy margins for domestic producers.

Other significant factors that affected earnings in the first quarter of 2011 compared to the first quarter of 2010 were: (1) higher income taxes due to increased earnings; (2) larger finance costs as a result of elevated borrowings; (3) more earnings from equity-accounted investees; (4) higher selling and administrative expenses (the value of certain compensation arrangements rose in correlation to our share price); and (5) increased provincial mining and other taxes as a result of escalating sales revenue. Other comprehensive loss for 2011 was the result of the decline in the fair value of our investments in Israel Chemicals Ltd. (“ICL”) and Sinofert Holdings Limited (“Sinofert”). Other comprehensive income for the first three months of 2010 resulted primarily from the increased fair value of our investments in ICL and Sinofert.

54  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Balance Sheet

First-quarter additions to property, plant and equipment related primarily (79 percent) to our previously announced potash capacity expansions and other potash projects. Receivables were mainly impacted by higher trade receivables (consistent with higher sales) and partially offset by declines in hedge margin deposits on our natural gas derivatives and dividends receivable (due from ICL at December 31, 2010 while no dividend was receivable at the end of the current quarter). Available-for-sale investments declined due to the fair value of our investments in both ICL and Sinofert falling. Cash provided by operations exceeded cash used to purchase property, plant and equipment and repay commercial paper, resulting in higher cash and cash equivalents.

Short-term debt decreased as a result of commercial paper repayments during the first quarter of 2011. Payables and accrued charges rose as a result of revenue being received in advance, a more than doubling of quarterly dividends starting in 2011, interest payable on larger amounts of outstanding debt; all of which was partially offset by employee bonuses accrued at year-end being paid out during the quarter.

Significant changes in equity were primarily the result of net income being partially offset by other comprehensive losses for the first three months of 2011, as discussed in more detail above.

Operating Segment Review
Note 5 to the unaudited interim condensed consolidated financial statements provides information pertaining to our operating segments. Management includes net sales in segment disclosures in the consolidated financial statements pursuant to IFRS, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  55

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results.

Potash

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,109	$892	24
Freight, transportation and distribution	(83)	(96)	(14)

Net sales	$1,026	$796	29

Manufactured product
Net sales
North America	$466	$450	4	1,092	1,266	(14)	$427	$355	20
Offshore	555	342	62	1,696	1,198	42	$327	$285	15

	1,021	792	29	2,788	2,464	13	$366	$321	14
Cost of goods sold	(280)	(260)	8				$(100)	$(105)	(5)

Gross margin	741	532	39				$266	$216	23

Other miscellaneous and purchased product
Net sales	5	4	25
Cost of goods sold	(3)	(6)	(50)

Gross margin	2	(2)	n/m

Gross Margin	$743	$530	40				$266	$215	24

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

Potash gross margin variance attributable to:

	Three Months Ended March 31
	2011 vs. 2010
		Change in
		Prices/Costs
	Change in		Cost of
Dollars (millions)	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
North America	$(51)	$78	$14	$41
Offshore	107	71	(10)	168
Change in market mix	27	(24)	(3)	—

Total manufactured product	$83	$125	$1	$209
Other miscellaneous and purchased product				4

Total				$213

56  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  57

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á á
The higher average realized price for the quarter reflected new pricing levels announced in late 2010 and early 2011.

Canpotex signed an agreement with China for the first half of 2011 at prices approximately $50 per tonne higher than the 2010 China contract.
á á â
Strong sales pulled inventories down significantly despite near-record quarterly production.

Record Canpotex shipments to offshore markets were the result of strong demand for potash due to high commodity prices and limited customer inventories. Latin American imports improved more than any other market due to low customer potash inventory and higher prices for a wide range of key crop commodities.

North American volumes were down compared to the record volumes shipped in the first quarter of 2010, when the depleted supply chain absorbed 1.3 million tonnes.
á á â â á â
No shutdown cost incurred in 2011 (13 weeks taken in 2010) as facilities operated at or near their full capabilities.

Royalty costs lower as 2010 included high royalty costs from opening inventory.

The Canadian dollar strengthened relative to the US dollar.

Depreciation costs increased due to higher asset levels associated with our mine expansion activity.

North American cost of goods sold variance was positive as a lower percentage of products produced at higher-cost mines, or using higher-cost processes, was sold.

Offshore cost of goods sold variance was negative due to more of that product coming from our higher-cost mines.

North American customers prefer premium priced granular product over standard product more typically consumed offshore.

The change in market mix produced a favorable variance of $27 million related to sales volumes and an unfavorable variance of $24 million in sales prices due to the majority of this quarter’s lower-priced standard product being sold offshore whereas last year, higher-priced granular sales to North America comprised a larger proportion of total sales.

Canpotex sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended March 31
	2011	2010	Change	% Change
Asia (excluding China and India)	45	51	(6)	(12)
Latin America	27	19	8	42
China	16	16	—	—
India	7	7	—	—
Oceania, Europe and Other	5	7	(2)	(29)

	100	100

58  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Phosphate

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$549	$401	37
Freight, transportation and distribution	(43)	(35)	23

Net sales	$506	$366	38

Manufactured product
Net sales
Fertilizer — liquids	$170	$81	110	349	248	41	$488	$328	49
Fertilizer — solids	157	126	25	255	293	(13)	$616	$428	44
Feed	71	71	—	135	167	(19)	$525	$426	23
Industrial	101	82	23	154	152	1	$654	$540	21

	499	360	39	893	860	4	$559	$419	33
Cost of goods sold	(353)	(300)	18				$(396)	$(349)	13

Gross margin	146	60	143				$163	$70	133

Other miscellaneous and purchased product
Net sales	7	6	17
Cost of goods sold	(3)	(2)	50

Gross margin	4	4	—

Gross Margin	$150	$64	134				$168	$74	127

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Phosphate gross margin variance attributable to:

	Three Months Ended March 31
	2011 vs. 2010
		Change in
		Prices/Costs
	Change in		Cost of
Dollars (millions)	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$20	$56	$(36)	$40
Fertilizer — solids	(9)	48	(14)	25
Feed	(7)	13	—	6
Industrial	2	18	(5)	15
Change in market mix	9	(9)	—	—

Total manufactured product	$15	$126	$(55)	$86
Other miscellaneous and purchased product				—

Total				$86

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  59

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á á á á
Robust agricultural fundamentals, historically low inventories at the start of the quarter and higher input prices helped push up prices for all phosphate products.

The largest price increases were evident in liquid and solid fertilizers, which rose on strong agricultural fundamentals and higher production costs.

Prices for feed products increased less rapidly than fertilizer prices as a result of challenging livestock feed economics.

Industrial prices rose as these products include certain longer-term contracts that lag current market conditions.
á â â
Liquid fertilizer grew as we allocated more production to capitalize on the higher-margin opportunity in this product line.

Sales of solid, feed and industrial products were limited due to the allocation of more production to liquid fertilizer.

Demand for feed products was also impacted by higher grain prices which increased the use of substitute feed ingredients.
â â â
Costs were impacted by higher sulfur costs (up 85 percent).

Solid fertilizer costs also reflected higher ammonia costs (up 25 percent).

Liquid fertilizer costs were higher than solid fertilizer due to a higher allocation of fixed costs (a result of increasing liquid fertilizer production volumes and decreasing or flat volumes for the other products).

60  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Nitrogen

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$546	$421	30
Freight, transportation and distribution	(23)	(24)	(4)

Net sales	$523	$397	32

Manufactured product
Net sales
Ammonia	$244	$147	66	514	430	20	$474	$343	38
Urea	138	121	14	331	344	(4)	$416	$351	19
Nitrogen solutions/Nitric acid/Ammonium nitrate	112	99	13	495	548	(10)	$226	$180	26

	494	367	35	1,340	1,322	1	$368	$278	32
Cost of goods sold	(299)	(239)	25				$(222)	$(181)	23

Gross margin	195	128	52				$146	$97	51

Other miscellaneous and purchased product
Net sales	29	30	(3)
Cost of goods sold	(21)	(23)	(9)

Gross margin	8	7	14

Gross Margin	$203	$135	50				$151	$102	48

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

Nitrogen gross margin variance attributable to:

	Three Months Ended March 31
	2011 vs. 2010
		Change in
		Prices/Costs
	Change in		Cost of
Dollars (millions)	Sales Volumes	Net Sales	Goods Sold	Total
Manufactured product
Ammonia	$16	$67	$(31)	$52
Urea	(3)	22	(6)	13
Solutions, NA, AN	—	23	(12)	11
Hedge	—	—	(9)	(9)
Change in market mix	(10)	10	—	—

Total manufactured product	$3	$122	$(58)	$67
Other miscellaneous and purchased product				1

Total				$68

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  61

	Sales Tonnes (Thousands)		Price per Tonne
	2011	2010	2011	2010
Fertilizer	388	498	$371	$259
Feed	8	8	$490	$419
Industrial	944	816	$366	$287

	1,340	1,322	$368	$278

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á	Realized prices increased as a result of tight global supplies for ammonia and nitrogen solutions, higher production costs in key producing regions (Ukraine and Western Europe) and stronger agricultural and industrial demand than in 2010.	á	Ammonia sales rose as a greater percentage of our production was allocated to this higher-margin product to meet strong industrial and agricultural demand, limiting production of downstream products.	â	Average natural gas costs in production, including hedge, increased 19 percent. Natural gas costs in Trinidad production rose 42 percent (contract price indexed, in part, to ammonia prices) while our US spot costs for natural gas used in production decreased 21 percent. Including hedge losses, US gas prices decreased 4 percent.

62  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Expenses and Other Income

	Three Months Ended March 31
Dollars (millions)	2011	2010	Change	% Change
Selling and administrative	(75)	(60)	(15)	25
Provincial mining and other taxes	(34)	(23)	(11)	48
Foreign exchange loss	(8)	(8)	—	—
Share of earnings of equity-accounted investees	51	26	25	96
Other (expenses) income	(5)	2	(7)	n/m
Finance costs	(50)	(31)	(19)	61
Income taxes	(243)	(191)	(52)	27

n/m = not meaningful

Selling and administrative expenses were impacted by higher expenses for our short-term incentive plan, deferred share units and medium-term incentive plans (our share price increased more in the first quarter of 2011 than it did during the same period in 2010).

Provincial mining and other taxes are comprised mainly of the Saskatchewan Potash Production Tax (“PPT”) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by potash capital expenditures. The resource surcharge is a percentage of the value of the company’s Saskatchewan resource sales. The resource surcharge rose as a result of higher potash sales revenues. Loss carryforwards and deductions for potash capital expenditures resulted in nominal PPT in the first three months of 2011 and no PPT in the first three months of 2010.

Foreign exchange losses in first-quarter 2011 and 2010 were the result of a strengthening Canadian dollar causing certain net monetary liabilities to be revalued higher in US dollars.

Share of earnings of equity-accounted investees rose as our share of earnings in Arab Potash Company Ltd. and Sociedad Quimica y Minera de Chile S.A. was higher than last year due to increased earnings by these companies.

Finance costs increased as a result of senior notes being issued in the fourth quarter of 2010 and higher average outstanding commercial paper balances in the first three months of 2011 than in the same period of 2010. Weighted average debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended March 31
Dollars (millions) — except percentage amounts	2011	2010	Change	% Change
Long-term debt obligations, including current portion
Weighted average outstanding	$4,358	$3,524	$834	24
Weighted average effective interest rate	5.5%	5.5%	—	—
Short-term debt obligations
Weighted average outstanding	$1,106	$614	$492	80
Weighted average effective interest rate	0.4%	0.5%	(0.1)%	(20)
Total debt obligations
Weighted average outstanding	$5,464	$4,138	$1,326	32
Weighted average effective interest rate	4.5%	4.8%	(0.3)%	(6)

Income taxes rose due to increased income before taxes. The effective tax rate including discrete items decreased to 25 percent from 30 percent. The income tax expense for the first three months of 2011 was impacted by a current tax recovery of $21 million for previously paid withholding taxes. The income tax expense for the first three months of 2010 was impacted by a current tax expense of $18 million to adjust the 2009 income tax provision to the income tax return filed that quarter and a current tax recovery of $10 million for an anticipated refund of taxes paid related to forward exchange contracts. Excluding discrete items, for the first three months of 2011, 72 percent of the effective tax rate pertained to current income taxes and 28 percent related to deferred income taxes. For the first three months of 2010, the split was 75 percent current and 25 percent deferred.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  63

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 55 and 56 of our 2010 Financial Review Annual Report summarize our short- and long-term liquidity and capital resource requirements but exclude obligations with original maturities of less than one year and planned (but not legally committed) capital expenditures.

	March 31, 2011
	Payments Due By Period
Dollars (millions)	Total	Within 1 year	1 to 3 years	3 to 5 years	Over 5 years
Long-term debt obligations	$4,358	$607	$251	$1,000	$2,500
Estimated interest payments on long-term debt obligations	2,453	215	370	304	1,564
Operating leases	571	90	164	136	181
Purchase commitments	728	366	132	106	124
Capital commitments	483	364	119	—	—
Other commitments	105	47	31	8	19
Asset retirement obligations and other environmental costs	515	27	48	35	405
Other long-term liabilities	1,636	173	214	124	1,125

Total	$10,849	$1,889	$1,329	$1,713	$5,918

Capital Expenditures

Page 21 of our 2010 Financial Review Annual Report outlines key potash construction projects and their expected cost and capacity expansion/debottlenecking. During 2011, we expect to incur capital expenditures, including capitalized interest, of approximately $1,820 million for opportunity capital, approximately $310 million to sustain operations at existing levels, approximately $110 million for major repairs and maintenance (including plant turnarounds) and approximately $70 million for site improvements.

The most significant potash projects on which funds are expected to be spent in 2011, excluding capitalized interest, are outlined in the table below:

				Expected Completion(1)	Forecasted
CDN Dollars (millions)	2011 Forecast	Total Forecast	Started	(Description)	Remaining Spending
Allan, Saskatchewan	$240	$550	2008	2012 (general expansion)	$70
Cory, Saskatchewan	$210	$1,630	2007	2012 (general expansion)	$20
Picadilly, New Brunswick	$320	$1,660	2007	2012 (mine shaft and mill)	$360
Rocanville, Saskatchewan	$790	$2,800	2008	2014 (mine shaft and mill)	$1,190

(1)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

64  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended March 31
Dollars (millions)	2011	2010	Change	% Change
Cash provided by operating activities	$690	$811	$(121)	(15)
Cash used in investing activities	(441)	(913)	472	(52)
Cash (used in) provided by financing activities	(263)	16	(279)	n/m

n/m = not meaningful

The following table presents summarized working capital information as at March 31, 2011 compared to December 31, 2010:

Dollars (millions) — except ratio amounts	March 31, 2011	December 31, 2010	Change	% Change
Current assets	$2,381	$2,095	$286	14
Current liabilities	$(3,016)	$(3,144)	$128	(4)
Working capital	$(635)	$(1,049)	$414	(39)
Current ratio	0.79	0.67	0.12	18

Liquidity needs can be met through a variety of sources, including: cash generated from operations, drawdowns under our long-term revolving credit facilities, issuance of commercial paper and short-term borrowings under our line of credit. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities.

Cash provided by operating activities decreased quarter over quarter, despite increased net income, due primarily to changes in non-cash operating working capital, which was impacted by higher receivables and inventories (both decreased in first-quarter 2010).

Cash used in investing activities decreased mainly due to the purchase of additional shares in ICL in 2010. Approximately 79 percent (2010 — 83 percent) of our expenditures on property, plant and equipment for the first quarter related to the potash segment.

Cash used in financing activities in first-quarter 2011 was the result of repayments of commercial paper while, in 2010, borrowings under long-term credit facilities exceeded repayments under those facilities.

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources, if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, exclusive of any acquisitions the company may consider from time to time. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of cash.

Principal Debt Instruments

	March 31, 2011
	Total	Amount Outstanding		Amount
Dollars (millions)	Amount	and Committed		Available
Credit facilities(1)	$3,250	$1,021		$2,229
Line of credit	75	23	(2)	52

(1)	In March 2011, the company established a commercial paper program in the US. The authorized amount under the company’s commercial paper programs in Canada and the US is $1,500 million in the aggregate. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $1,021 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable under the Canadian program, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar-denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facilities, and fixed rates on our senior notes. As of March 31, 2011, interest rates ranged from 0.30 percent to 0.40 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $2,500 million and $750 million credit facilities mature December 11, 2012 and May 31, 2013, respectively. We also have a $75 million short-term line of credit that is available through June 2011 and an uncommitted $30 million letter of credit facility that is due on demand. Direct borrowings and outstanding letters of

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  65

credit reduce the amounts available under these facilities. The line of credit and credit facilities have financial tests and other covenants (detailed in Note 10 to the 2010 annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any such covenants could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as of March 31, 2011.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We continue to maintain investment grade credit ratings for our long-term debt. Specifically, Moody’s currently rates our long-term debt Baa1 with a positive outlook (unchanged from 2010) while Standard & Poor’s currently rates our long-term debt A- with a negative outlook (unchanged from 2010). A downgrade of the credit rating of our long-term debt by Standard & Poor’s would increase the interest rates applicable to borrowings under our syndicated credit facilities, our line of credit and our letter of credit facility. Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and/or US commercial paper markets primarily depends on maintaining our current commercial paper credit ratings (R1(Low) by DBRS, P-2 by Moody’s and A-2 by Standard & Poor’s) as well as general conditions in the money markets.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $4,350 million of outstanding senior notes were issued under US shelf registration statements.

For the first three months of 2011, our weighted average cost of capital was 10.5 percent (2010 — 10.6 percent), of which 90 percent represented equity (2010 — 90 percent).

Outstanding Share Data

We had 854,762,383 common shares issued and outstanding at March 31, 2011 compared to 853,122,693 common shares issued and outstanding at December 31, 2010. During the first quarter of 2011, the company issued 1,639,690 common shares pursuant to the exercise of stock options and under our dividend reinvestment plan. At March 31, 2011, there were 30,505,921 options to purchase common shares outstanding under the company’s eight stock option plans, as compared to 32,121,309 at December 31, 2010.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our Consolidated Statements of Financial Position or are recorded there in amounts that differ from the full contract amounts. Principal off-balance sheet activities we undertake include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to our guarantees. Refer to page 59 of our 2010 Financial Review Annual Report for information on contingency related to Canpotex and derivative instruments. See “Cash Requirements” above and our 2010 Financial Review Annual Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price components.

Quarterly Financial Highlights

Dollars (millions) —	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
except per-share amounts	2011	2010	2010	2010	2010	2009(1)	2009(1)	2009(1)
Sales	$2,204	$1,813	$1,575	$1,437	$1,714	$1,099	$1,099	$856

Gross margin	1,096	826	550	585	729	273	345	169

Net income	732	508	343	480	444	239	248	186

Net income per share — basic	0.86	0.58	0.39	0.54	0.50	0.27	0.28	0.21

Net income per share — diluted	0.84	0.56	0.38	0.53	0.49	0.26	0.27	0.20

(1)	As we adopted IFRS with effect from January 1, 2010, our 2009 quarterly information is presented on a Canadian GAAP basis. Accordingly, our quarterly information for 2011 and 2010 may not be comparable to that for 2009.

66  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

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

Related Party Transactions
The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the quarter ended March 31, 2011 were $481 million (2010 — $268 million). Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with IFRS. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are disclosed below and in Notes 1 and 12 to the unaudited interim condensed consolidated financial statements. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first three months of 2011.

We discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and the committee reviewed the disclosures described in this section.

Recent Accounting Changes
Refer to Note 1 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to accounting changes effective in 2011, and Notes 1 and 12 to the unaudited interim condensed consolidated financial statements for information on issued accounting pronouncements that will be effective in future periods.

We applied IFRS as of January 1, 2010 and retrospectively applied all effective IFRS, meaning that the comparative financial information provided uses the same accounting policies throughout all periods. The changes in our reported results were the result of our adoption of IFRS and not an underlying change in our business. We also applied certain optional and mandatory exemptions as outlined in Note 13 in Item 1 of this Quarterly Report on Form 10-Q.

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

The Framework establishes an entity-wide risk ranking methodology. Risk events are evaluated against the criteria of likelihood or frequency of occurrence and the consequential magnitude or severity of the event. Mitigation activities are identified that will reduce the likelihood and/or severity of the occurrence of a risk event. The residual risk that results from identified mitigation activities is also evaluated using the same criteria. Management identifies the most significant risks to our strategy and reports to the Board of Directors on the mitigation plans.

The company’s Risk Management Process of identification, management and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported quarterly to the audit committee. Detailed discussion of the PotashCorp Risk Management Process can be found on pages 45 and 46 of our 2010 Financial Review Annual Report as well as in our 2010 Annual Report on Form 10-K. Risk management discussions specific to potash, phosphate and nitrogen operations can be found on pages 25, 31 and 37, respectively, of the 2010 Financial Review Annual Report.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  67

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

The risks of greatest potential impact to potash reported in the 2010 Financial Review Annual Report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata). We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with rail carriers and undertaking sufficient capital investment in transportation infrastructure and railcars. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan, Saskatchewan, mitigation includes ground penetrating radar development and the installation of protective canopies on mining machines.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

Outlook
With rising demand putting pressure on global supplies of a wide range of crop commodities, we believe the need for high-yield agriculture around the world has never been greater. Higher crop prices reflect tight supply/demand fundamentals, providing farmers with significant economic opportunities and motivating them to improve soil fertility to maximize production. We believe this is a global opportunity that holds true for corn farmers in the US, produce growers in China, soybean producers in Brazil, and others.

While record or near-record prices for many crops — including $7-per-bushel corn and $14-per-bushel soybeans — are creating headlines, farmers are recognizing a business opportunity that extends beyond short-term price movements. Even at crop prices well below current levels, farmers see the opportunity to generate a significant return on their investment. This is shifting their emphasis towards maximizing yields to capitalize on the economic opportunity — and that is best achieved by improving fertilization application practices to replenish nutrients in the soil and protect its fertility for future crops. We believe that the growth in demand for food and fertilizers is supportive for our business in the current environment, and are confident that these powerful trends will lead to even greater opportunities in the years ahead, especially in potash.

Rising demand from fertilizer buyers around the world is putting pressure on the global potash industry’s supply capabilities and creating an environment of rising prices. These conditions continue to provide a powerful earnings opportunity for PotashCorp because of our unmatched ability to expand our operational capability and increase production over the next five years to meet this growing demand. Since 2003 and continuing through the darkest days of the global recession, we have been investing in new operational capability to prepare for the situation that we believe is unfolding.

We recently completed construction of the first portion of a two-phase expansion at our Cory facility and are ramping up its new production. We expect to complete major projects at New Brunswick and Allan in 2012 and at Rocanville, our largest project, by 2014, with new production from all our expansion projects ramped up by 2015. Cumulatively, these projects are expected to raise our operational capability to an estimated 17.1 million tonnes annually, an increase of more than 50 percent from 2011 levels. Our additional tonnes represent the largest percentage of new potash capacity expected to become available worldwide over the next several years, and, we believe, will be well timed to meet the rise in global demand.

The fundamental demand drivers that supported our decision to invest in our potash expansion program continue today. We believe the rising need for potash is not a product of short-term surges or inventory restocking following the deferrals of 2009, but a response to the increasing crop nutrient requirements necessary to feed a growing world. Based on current conditions, we continue to anticipate 2011 global potash demand of 55–60 million tonnes.

In North America, strong spring demand has PotashCorp fully committed through the end of May, with sales at $515 per short ton (FOB) to Midwest warehouses — a price that has yet to reflect the $45 per short ton increase announced in February. Despite adverse weather impacting the early progress of spring plantings and large volumes shipped during the past two quarters, we anticipate that high application rates will support robust second-quarter demand. We expect supportive crop economics will also lead to strong second-half demand.

Potash demand in Latin America is projected to reach a record of approximately 10 million tonnes due to strong crop economics and limited distributor inventory entering the year. Second-quarter shipments are likely to be at more seasonal levels as distributors work to move record first-quarter shipments to customers, and are expected to reflect a recently realized increase in the Canpotex delivered price to Brazil to $520 per tonne.

68  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Rising demand from growers in Asian countries outside of China and India — many striving to address the significant potash requirements of crops such as oil palm and sugarcane to capitalize on attractive economics — is expected to account for the largest share of Canpotex sales in the second quarter. Demand in this region is now forecast to reach 7.3 million tonnes in 2011, supporting higher prices — including a $50 per tonne increase on new business announced by Canpotex in April.

China, which now purchases through six-month contracts, is expected to receive shipments under first-half agreements, although continued pressure on its domestic food supply and reduced potash inventories are expected to support higher second-half volume commitments. We anticipate 2011 potash (KCl) consumption could approach 11 million tonnes, including imports of approximately 7 million tonnes.

With strong demand in all other markets, Canpotex is expected to have limited product available to ship to India in the second quarter, even if new supply contracts are settled. With low inventory levels and significant agronomic need, we believe India’s requirements remain high. We anticipate strong pressure from fertilizer distributors and farmers to ensure potash is available for their coming planting season.

Given global conditions, we now estimate our 2011 potash segment gross margin will be between $2.7 billion and $2.9 billion and total shipments within the range of 9.6–10.0 million tonnes.

In phosphate, the recent settlement of key supply contracts with India is expected to support healthy export demand through 2011. With strong agricultural demand and higher phosphate rock and phosphoric acid prices, markets for processed phosphate products are likely to remain strong throughout 2011, although rising ammonia and sulfur prices may limit upside margin potential. Sales volumes and prices for nitrogen products should also remain relatively strong, based on continuing agricultural strength and improved industrial demand. We forecast combined 2011 gross margin for our phosphate and nitrogen segments to be in the range of $1.1 billion to $1.3 billion.

We now estimate selling and administration expenses will be slightly higher than 2010 levels and finance costs for 2011 to approximate $150–$160 million.

PotashCorp expects second-quarter net income to be in the range of $0.70 to $0.90 per share, with full-year earnings in the range of $3.00 to $3.40 per share.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after March 31, 2011 are forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates; expected growth, results of operations, performance, business prospects and opportunities; and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; the recent global financial crisis and conditions and changes in credit markets; the results of sales contract negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policies and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2010 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2010 Financial Review Annual Report, pages 45 to 46, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 25, 31 and 37, respectively, of that report. A discussion of commodity risk, foreign exchange risk, credit risk and liquidity risk can be found in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  69

Item 4. Controls and Procedures
As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The conversion to IFRS from Canadian GAAP impacts the way we present our financial results. We have evaluated the impact of the conversion on our accounting and financial reporting systems and updated the requisite systems to enable our reporting of historical Canadian GAAP information related to our initial IFRS adoption and for future periods to be reported under IFRS. Our internal and disclosure control processes have not required significant modification as a result of our adoption of IFRS. As a result, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

70  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Part II. Other Information

Item 1. Legal Proceedings
For a description of certain other legal and environmental proceedings, see Note 10 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements Regarding Coal or Other Mine Safety
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The table below presents the following information for our Aurora, Weeping Water and White Springs facilities for the three months ended March 31, 2011:

		Aurora,	Weeping	White
		North	Water,	Springs,
Three Months Ended March 31, 2011		Carolina	Nebraska	Florida
(a)	the total number of alleged violations of mandatory health or safety standards that could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Safety and Health Act of 1977 (“Act”) for which a citation was received from the Mine Safety and Health Administration (“MSHA”);	12	0	0
(b)	the total number of orders issued under section 104(b) of the Act;	0	0	0
(c)	the total number of citations received and orders issued under section 104(d) of the Act for alleged unwarrantable failures of the company to comply with mandatory health or safety standards;	0	0	0
(d)	the total number of alleged flagrant violations under section 110(b)(2) of the Act;	0	0	0
(e)	the total number of imminent danger orders issued under section 107(a) of the Act;	1	0	0
(f)	the total dollar value of proposed assessments from the MHSA under the Act;	$13,295.00	$0.00	$0.00
(g)	the total number of mining-related fatalities; and	1	0	0
(h)	the total number of legal actions pending before the Federal Mine Safety and Health Review Commission as of March 31, 2011.	1	1	2

During the three months ended March 31, 2011, the company did not receive any written notice from the MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Act or (b) the potential to have such a pattern.

The table above does not include any citation, order or assessment that was both issued and vacated by the MSHA during the three months ended March 31, 2011.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  71

Item 6. Exhibits

(a)	Exhibits

		Incorporated by Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4	(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4	(a)
4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4	(a)
4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4	(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(r)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)

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

72  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f	)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g	)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h	)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f	)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g	)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g	)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e	)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p	)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l	)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m	)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l	)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m	)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o	)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x	)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm	)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r	)

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  73

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc	)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s	)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa	)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z	)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa	)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p	)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q	)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii	)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004
10(jj)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb	)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj	)

74  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc	)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd	)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee	)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff	)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm	)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq	)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q  75

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

May 6, 2011

By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

May 6, 2011

By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

76  PotashCorp 2011 First Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4	(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4	(a)
4(g)	Indenture dated as of June 16, 1997, between the registrant and The Bank of Nova Scotia Trust Company of New York.	8-K	6/18/1997	4	(a)
4(h)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(i)	Form of Note relating to the registrant’s offering of $600,000,000 principal amount of 7.75% Notes due May 31, 2011.	8-K	5/17/2001	4
4(j)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4	(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(n)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(p)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(r)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)

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

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f	)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g	)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h	)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f	)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g	)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g	)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e	)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p	)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l	)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m	)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l	)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m	)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o	)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x	)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm	)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc	)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s	)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa	)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z	)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa	)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p	)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q	)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii	)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004
10(jj)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb	)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc	)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd	)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee	)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff	)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm	)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq	)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.