Form 10-Q
period 2011-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2011-08-05
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

As at July 31, 2011, Potash Corporation of Saskatchewan Inc. had 855,851,141 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position
(in millions of US dollars)
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$408	$412
Receivables	1,268	1,059
Inventories (Note 2)	597	570
Prepaid expenses and other current assets	43	54

	2,316	2,095
Non-current assets
Property, plant and equipment	8,909	8,141
Investments in equity-accounted investees	1,100	1,051
Available-for-sale investments	3,474	3,842
Other assets	304	303
Intangible assets	114	115

Total Assets	$16,217	$15,547

Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 3)	$1,117	$1,871
Payables and accrued charges	1,291	1,198
Current portion of derivative instrument liabilities	54	75

	2,462	3,144
Non-current liabilities
Long-term debt (Note 3)	3,704	3,707
Derivative instrument liabilities	184	204
Deferred income tax liabilities	901	737
Accrued pension and other post-retirement benefits	483	468
Asset retirement obligations and accrued environmental costs	520	455
Other non-current liabilities and deferred credits	108	147

Total Liabilities	8,362	8,862

Shareholders’ Equity
Share capital (Note 4)	1,455	1,431
Contributed surplus	342	308
Accumulated other comprehensive income	2,054	2,394
Retained earnings	4,004	2,552

Total Shareholders’ Equity	7,855	6,685

Total Liabilities and Shareholders’ Equity	$16,217	$15,547

Contingencies (Note 10)

(See Notes to the Condensed Consolidated Financial Statements)

1  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income
(in millions of US dollars except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Sales (Note 5)	$2,325	$1,437	$4,529	$3,151
Freight, transportation and distribution	(132)	(99)	(281)	(254)
Cost of goods sold	(1,025)	(753)	(1,984)	(1,583)

Gross Margin	1,168	585	2,264	1,314
Selling and administrative expenses	(55)	(33)	(130)	(93)
Provincial mining and other taxes	(60)	(17)	(94)	(40)
Share of earnings of equity-accounted investees	66	45	117	71
Dividend income	53	114	53	114
Other income (expenses)	3	(15)	(10)	(21)

Operating Income	1,175	679	2,200	1,345
Finance Costs	(38)	(34)	(88)	(65)

Income Before Income Taxes	1,137	645	2,112	1,280
Income Taxes (Note 7)	(297)	(165)	(540)	(356)

Net Income	$840	$480	$1,572	$924

Net Income Attributable to Common Shareholders	$840	$480	$1,572	$924

Net Income per Share (Note 8)
Basic	$0.98	$0.54	$1.84	$1.04
Diluted	$0.96	$0.53	$1.79	$1.01

Dividends per Share	$0.07	$0.03	$0.14	$0.07

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Net of related income taxes)	2011	2010	2011	2010
Net Income	$840	$480	$1,572	$924

Other comprehensive loss
Net decrease in unrealized gains on available-for-sale investments(1)	(97)	(848)	(368)	(722)
Net losses on derivatives designated as cash flow hedges(2)	(13)	(11)	—	(64)
Reclassification to income of net losses on cash flow hedges(3)	14	15	28	24
Other	2	(3)	—	(4)

Other Comprehensive Loss	(94)	(847)	(340)	(766)

Comprehensive Income (Loss)	$746	$(367)	$1,232	$158

Comprehensive Income (Loss) Attributable to Common Shareholders	$746	$(367)	$1,232	$158

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.

(2)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(8) (2010 — $(7)) for the three months ended June 30, 2011 and $NIL (2010 — $(39)) for the six months ended June 30, 2011.

(3)	Net of income taxes of $8 (2010 — $8) for the three months ended June 30, 2011 and $16 (2010 — $14) for the six months ended June 30, 2011.

(See Notes to the Condensed Consolidated Financial Statements)

3  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity
(in millions of US dollars)
(unaudited)

	Equity Attributable to Common Shareholders
			Accumulated Other Comprehensive Income
				Net unrealized	Actuarial
			Unrealized	losses on	gains			Total
			gains on	derivatives	(losses) on			Accumulated
			available-for-	designated as	defined			Other
	Share	Contributed	sale	cash flow	benefit			Comprehensive	Retained	Total
	Capital	Surplus	investments	hedges	plans		Other	Income	Earnings	Equity
Balance — January 1, 2011	$1,431	$308	$2,563	$(177)	$—	(1)	$8	$2,394	$2,552	$6,685
Net income	—	—	—	—	—		—	—	1,572	1,572
Other comprehensive (loss) income	—	—	(368)	28	—		—	(340)	—	(340)
Effect of share-based compensation	—	34	—	—	—		—	—	—	34
Dividends declared	—	—	—	—	—		—	—	(120)	(120)
Issuance of common shares	24	—	—	—	—		—	—	—	24

Balance — June 30, 2011	$1,455	$342	$2,195	$(149)	$—	(1)	$8	$2,054	$4,004	$7,855

(1)	Any amounts incurred during a period are cleared out to retained earnings at each period end. Therefore, no balance exists in the reserve at beginning or end of period.

	Equity Attributable to Common Shareholders
			Accumulated Other Comprehensive Income
				Net unrealized	Actuarial
			Unrealized	losses on	gains			Total
			gains on	derivatives	(losses) on			Accumulated
			available-for-	designated as	defined			Other
	Share	Contributed	sale	cash flow	benefit			Comprehensive	Retained	Total
	Capital	Surplus	investments	hedges	plans		Other	Income	Earnings	Equity
Balance — January 1, 2010	$1,430	$273	$1,900	$(111)	$—	(1)	$9	$1,798	$2,804	$6,305
Net income	—	—	—	—	—		—	—	924	924
Other comprehensive loss	—	—	(722)	(40)	—		(4)	(766)	—	(766)
Effect of share-based compensation	—	(21)	—	—	—		—	—	—	(21)
Dividends declared	—	—	—	—	—		—	—	(59)	(59)
Issuance of common shares	19	—	—	—	—		—	—	—	19

Balance — June 30, 2010	$1,449	$252	$1,178	$(151)	$—	(1)	$5	$1,032	$3,669	$6,402

(1)	Any amounts incurred during a period are cleared out to retained earnings at each period end. Therefore, no balance exists in the reserve at beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow
(in millions of US dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Operating Activities
Net income	$840	$480	$1,572	$924

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	128	109	252	219
Share-based compensation	5	4	19	19
Realized excess tax benefit related to share-based compensation	11	1	23	8
Provision for deferred income tax	78	17	153	75
Undistributed earnings of equity-accounted investees	1	(2)	(50)	(28)
Asset retirement obligations and accrued environmental costs	15	83	18	78
Other	(8)	48	(18)	78

Subtotal of adjustments	230	260	397	449

Changes in non-cash operating working capital
Receivables	24	296	(189)	390
Inventories	6	(72)	(21)	(30)
Prepaid expenses and other current assets	12	(17)	12	(11)
Payables and accrued charges	(48)	49	(17)	85

Subtotal of changes in non-cash operating working capital	(6)	256	(215)	434

Cash provided by operating activities	1,064	996	1,754	1,807

Investing Activities
Additions to property, plant and equipment	(492)	(498)	(933)	(955)
Purchase of long-term investments	—	—	—	(422)
Other assets and intangible assets	(3)	(37)	(3)	(71)

Cash used in investing activities	(495)	(535)	(936)	(1,448)

Cash before financing activities	569	461	818	359

Financing Activities
Proceeds from long-term debt obligations	—	—	—	400
Repayment of long-term debt obligations	(600)	(250)	(600)	(400)
Proceeds from (repayments of) short-term debt obligations	94	(118)	(159)	(333)
Dividends	(60)	(30)	(88)	(59)
Issuance of common shares	7	5	25	15

Cash used in financing activities	(559)	(393)	(822)	(377)

Increase (Decrease) in Cash and Cash Equivalents	10	68	(4)	(18)
Cash and Cash Equivalents, Beginning of Period	398	299	412	385

Cash and Cash Equivalents, End of Period	$408	$367	$408	$367

Cash and cash equivalents comprised of:
Cash	$56	$55	$56	$55
Short-term investments	352	312	352	312

	$408	$367	$408	$367

Supplemental cash flow disclosure
Interest paid	$92	$63	$133	$105
Income taxes paid (recovered)	$149	$(162)	$324	$(140)

(See Notes to the Condensed Consolidated Financial Statements)

5  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011
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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting”, and IFRS 1, “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”). Subject to certain transition elections disclosed in Note 13 to the financial statements included in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q, the company has consistently applied the same accounting policies throughout all periods presented. Note 13 to the financial statements included in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q describes the impact of the transition to IFRS on the company’s reported financial position and financial performance, including the nature and effect of significant changes in accounting policies from those used in its Canadian GAAP consolidated financial statements as at January 1, 2010 and December 31, 2010, and for the year ended December 31, 2010. Note 13 describes the impact of the transition to IFRS on the company’s reported financial position and financial performance as at and for the periods ended June 30, 2010. Except as disclosed in Note 12, these policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects.

These unaudited interim condensed consolidated financial statements are as of August 5, 2011. The company will ultimately prepare its opening statement of financial position and financial statements for 2010 and 2011 by applying existing IFRS with an effective date of December 31, 2011 or prior. Accordingly, the financial statements for 2010 and 2011 may differ from these unaudited interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its wholly owned subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2010 annual consolidated financial statements. Certain information and note disclosures which are considered material to the understanding of the company’s unaudited interim condensed consolidated financial statements and which are normally included in annual consolidated financial statements prepared in accordance with IFRS were provided in Part I Item 1, Notes 1 and 13 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q, along with reconciliations and descriptions of the effect of the transition from Canadian GAAP to IFRS on financial performance and financial position. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

These unaudited interim condensed consolidated financial statements were prepared under the historical cost convention, except for certain items not carried at historical cost as discussed in Note 1 to the financial statements included in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  6

Recent Accounting Pronouncements

The following new standards and amendments or interpretations to existing standards have been published and are mandatory for periods beginning on or after January 1, 2011, or later:

IFRS 9, Financial Instruments

In November 2009, the IASB issued guidance relating to the classification and measurement of financial assets. Under IFRS 9, financial assets will generally be measured initially at fair value plus particular transaction costs, and subsequently at either amortized cost or fair value. In October 2010, the IASB issued additions to IFRS 9 relating to accounting for financial liabilities. Under the new requirements, an entity choosing to measure a financial liability at fair value will present the portion of any change in its fair value due to changes in the entity’s own credit risk in other comprehensive income (“OCI”), rather than within profit or loss. The standard is to be applied retrospectively and is effective for periods commencing on or after January 1, 2013. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IFRIC 14, Prepayments of a Minimum Funding Requirement

In November 2009, the International Financial Reporting Interpretations Committee (“IFRIC”) issued amendments to IFRIC 14 relating to the prepayments of a minimum funding requirement for an employee defined benefit plan. The amendments apply when an entity is subject to minimum funding requirements and makes an early payment of contributions to cover those requirements. The amendments permit such an entity to treat the benefit of such an early payment as an asset. The amendment must be applied from the beginning of the first comparative period presented in the first financial statements in which the amendment is applied and is effective for periods commencing on or after January 1, 2011. The company has applied these amendments, which had no effect on these unaudited interim condensed consolidated financial statements.

Amendments to IFRS 7, Financial Instruments: Disclosures

In May 2010, the IASB issued amendments to IFRS 7 as part of its annual improvements process. The amendments addressed various requirements relating to the disclosure of financial instruments and are effective for annual periods commencing on or after January 1, 2011.

Amendments to IFRS 7, Disclosures — Transfers of Financial Assets

In October 2010, the IASB issued amendments to IFRS 7, “Financial Instruments: Disclosures”. The amendments require entities to provide additional disclosures to assist users of financial statements in evaluating the risk exposures relating to transfers of financial assets that are not derecognized or for which the entity has a continuing involvement in the transferred asset. As the company does not typically retain any continuing involvement in financial assets once transferred, these amendments are not expected to have a significant impact. The amendments are effective for annual periods beginning on or after July 1, 2011.

IFRS 10, Consolidated Financial Statements

In May 2011, the IASB issued guidance establishing principles for the presentation and preparation of consolidated financial statements when an entity controls one or more other entities. IFRS 10 (which supersedes IAS 27 and Standing Interpretations Committee (“SIC”) 12) builds on existing principles by identifying the concept of control as the determining factor in whether an entity should be included within the consolidated financial statements of the parent company. The standard provides additional guidance to assist in the determination of control where this is difficult to assess. The standard is to be applied retrospectively, in most circumstances, and is effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

IFRS 11, Joint Arrangements

In May 2011, the IASB issued guidance establishing principles for financial reporting by parties to a joint arrangement. IFRS 11 (which supersedes IAS 31 and SIC 13) requires a party to a joint arrangement to determine the type of joint arrangement in which it is involved, either a joint operation or a joint venture, by assessing its rights and obligations arising from the arrangement. The existing policy choice of proportionate consolidation for jointly controlled entities has been eliminated and under IFRS 11, equity accounting is mandatory for participants in joint ventures. The standard is to be applied prospectively and is effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

7  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

IFRS 12, Disclosure of Interest in Other Entities

In May 2011, the IASB issued guidance relating to the disclosure requirements of interests in other entities. IFRS 12 is a new and comprehensive standard on disclosure requirements for all forms of interest in other entities, including subsidiaries, joint arrangements, associates and unconsolidated structured entities. The standard is to be applied prospectively and is effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

IFRS 13, Fair Value Measurement

In May 2011, the IASB issued guidance establishing a single source for fair value measurement. IFRS 13 defines fair value, sets out a framework for measuring fair value and introduces consistent requirements for disclosures on fair value measurements. It does not determine when an asset, a liability or an entity’s own equity instrument is measured at fair value. Rather, the measurement and disclosure requirements of IFRS 13 apply when another IFRS requires or permits the item to be measured at fair value, with limited exceptions. The standard is to be applied prospectively and is effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IAS 1, Presentation of Financial Statements

In June 2011, the IASB issued amendments to IAS 1 requiring items within OCI that may be reclassified to the profit or loss section of the income statement to be grouped together. The amendments are to be applied retrospectively and are effective for annual periods commencing on or after July 1, 2012, with earlier application permitted. The company is currently reviewing these amendments to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IAS 19, Employee Benefits

In June 2011, the IASB issued amendments to IAS 19 relating to the recognition and measurement of post-employment defined benefit expense and termination benefits, and to the disclosures for all employee benefits. The amendments are to be applied retrospectively, except for changes to the carrying value of assets that include capitalized employee benefit costs, which are to be applied prospectively. The amendments are effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing these amendments to determine the potential impact, if any, on its consolidated financial statements.

2.	Inventories

	June 30,	December 31,
	2011	2010
Finished products	$267	$255
Intermediate products	117	127
Raw materials	83	65
Materials and supplies	130	123

	$597	$570

3.	Long-Term Debt

On May 31, 2011, the company fully repaid $600 of 7.750 percent 10-year senior notes.

4.	Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors. No first preferred shares have been issued.

Issued

	Number of
	Common Shares	Consideration
Balance — December 31, 2010	853,122,693	$1,431
Issued under option plans	2,397,153	23
Issued for dividend reinvestment plan	19,065	1

Balance — June 30, 2011	855,538,911	$1,455

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  8

5.	Segment Information

The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer, the company’s chief operating decision maker, that are used to make strategic decisions. The company has three reportable operating segments: potash, phosphate and nitrogen. These operating segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended June 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,121	$633	$571	$—	$2,325
Freight, transportation and distribution	(70)	(40)	(22)	—	(132)
Net sales — third party	1,051	593	549	—
Cost of goods sold	(258)	(427)	(340)	—	(1,025)
Gross margin	793	166	209	—	1,168
Depreciation and amortization	(37)	(57)	(32)	(2)	(128)
Inter-segment sales	—	—	39	—	—

	Three Months Ended June 30, 2010
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$641	$364	$432	$—	$1,437
Freight, transportation and distribution	(51)	(28)	(20)	—	(99)
Net sales — third party	590	336	412	—
Cost of goods sold	(179)	(287)	(287)	—	(753)
Gross margin	411	49	125	—	585
Depreciation and amortization	(29)	(48)	(30)	(2)	(109)
Inter-segment sales	—	—	28	—	—

	Six Months Ended June 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$2,230	$1,182	$1,117	$—	$4,529
Freight, transportation and distribution	(153)	(83)	(45)	—	(281)
Net sales — third party	2,077	1,099	1,072	—
Cost of goods sold	(541)	(783)	(660)	—	(1,984)
Gross margin	1,536	316	412	—	2,264
Depreciation and amortization	(79)	(104)	(65)	(4)	(252)
Inter-segment sales	—	—	77	—	—

	Six Months Ended June 30, 2010
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,533	$765	$853	$—	$3,151
Freight, transportation and distribution	(147)	(63)	(44)	—	(254)
Net sales — third party	1,386	702	809	—
Cost of goods sold	(445)	(589)	(549)	—	(1,583)
Gross margin	941	113	260	—	1,314
Depreciation and amortization	(59)	(96)	(60)	(4)	(219)
Inter-segment sales	—	—	54	—	—

9  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Assets	Potash	Phosphate	Nitrogen	All Others	Consolidated
Assets at June 30, 2011	$6,675	$2,583	$1,847	$5,112	$16,217
Assets at December 31, 2010	$5,773	$2,395	$1,808	$5,571	$15,547
Change in assets	$902	$188	$39	$(459)	$670
Additions to property, plant and equipment (six months ended June 30, 2011)	$745	$92	$64	$32	$933

6.	Share-Based Compensation

On May 12, 2011, the company’s shareholders approved the 2011 Performance Option Plan under which the company may, after February 22, 2011 and before January 1, 2012, issue options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2011, options to purchase a total of 1,144,100 common shares had been granted under the plan. The weighted average fair value of options granted was $23.64 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.28
Expected volatility	52%
Risk-free interest rate	2.29%
Expected life of options	5.5 years

7.	Income Taxes

A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

For the three months ended June 30, 2011, the company’s income tax expense was $297 (2010 — $165). For the six months ended June 30, 2011, its income tax expense was $540 (2010 — $356). The actual effective tax rate including discrete items for the three and six months ended June 30, 2011 was 26 percent (2010 — 26 percent and 28 percent, respectively). Total discrete tax adjustments that impacted the rate in the three months ended June 30, 2011 resulted in an income tax recovery of $1 compared to an income tax expense of $14 in the same period last year. Total discrete tax adjustments that impacted the rate in the six months ended June 30, 2011 resulted in an income tax recovery of $24 compared to an income tax expense of $25 in the same period last year. Significant items recorded included the following:

•	In first-quarter 2011, a current tax recovery of $21 for previously paid withholding taxes;

•	To adjust the 2009 income tax provision to the income tax return filed, a current income tax expense of $18 was recorded in first-quarter 2010 along with a current income tax expense of $20 and a deferred income tax recovery of $11 in second-quarter 2010;

•	In first-quarter 2010, a current tax recovery of $10 for an anticipated refund of taxes paid related to forward exchange contracts.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  10

Income tax balances within the consolidated statements of financial position were comprised of the following:

		June 30,	December 31,
Income tax assets (liabilities)	Statements of Financial Position Location	2011	2010
Current income tax assets:
Current	Receivables	$50	$46
Non-current	Other assets	123	122
Deferred income tax assets	Other assets	29	38

Total income tax assets		$202	$206

Current income tax liabilities:
Current	Payables and accrued charges	$(226)	$(167)
Non-current	Other non-current liabilities and deferred credits	(102)	(142)
Deferred income tax liabilities	Deferred income tax liabilities	(901)	(737)

Total income tax liabilities		$(1,229)	$(1,046)

8.	Net Income per Share

Basic net income per share for the quarter is calculated on the weighted average number of shares issued and outstanding for the three months ended June 30, 2011 of 854,997,000 (2010 — 889,128,000). Basic net income per share for the six months ended June 30, 2011 is calculated based on the weighted average number of shares issued and outstanding for the period of 854,518,000 (2010 — 888,744,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming the exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period and the effect is dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2011 was 876,527,000 (2010 — 913,387,000) and for the six months ended June 30, 2011 was 876,612,000 (2010 — 913,785,000).

Excluded from the calculation of diluted net income per share were weighted average options outstanding of 1,417,350 relating to the 2008 Performance Option Plan, as the options’ exercise prices were greater than the average market price of common shares for the period.

9.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

10.	Contingencies

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to their productive capacity. Through June 30, 2011, there were no such operating losses or other liabilities.

Mining Risk

As is typical with other companies in the industry, the company is unable to acquire insurance for underground assets.

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

11  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $9. In September 2010, the USEPA approved the Remedial Design Report to address the soil contamination. While subject to final construction inspection by the USEPA, the soil remediation has been performed.

•	The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C., the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II of Charleston, L.L.C. alleges it has incurred and will incur in connection with response activities at the site. After the Phase II trial, the district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. PCS Nitrogen and other responsible parties filed motions for amendment of the decision, and the Court ruled on those motions in May 2011. The Court’s amended judgment did not alter the 30 percent allocation of liability to PCS but did award relief to PCS under a contractual indemnification claim. PCS and another responsible party have since submitted post-judgment motions to the Court, which are pending, and PCS filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit. The notice of appeal was subsequently stayed by the Fourth Circuit pending resolution of the post-judgment motions. The ultimate amount of liability for PCS Nitrogen, if any, depends upon the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•	PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $75. The Settling Parties have initiated CERCLA contribution litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, investigation of sediments downstream of the Site in what is called “Operable Unit 1” has occurred. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6. In response to a special notice letter from the USEPA, PCS Phosphate and the Settling Parties made a good-faith offer to perform and/or pay for certain actions described in the special notice letter. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the special notice letter.

•	Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities to investigate and, if necessary, perform a corrective action for substances in soil and groundwater. The investigation has proceeded and various corrective measures for substances in groundwater have been proposed to GEPD. PCS Nitrogen Fertilizer expects that it will implement corrective measures for substances in groundwater, but until GEPD approves the investigation results and a final corrective action plan, PCS Nitrogen Fertilizer is unable to estimate with reasonable certainty the total cost of its corrective action obligations under the Order.

•	In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility, a sinkhole was discovered that resulted in the loss of approximately 82 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The company incurred costs of $17 to address the sinkhole between the time of discovery and June 30, 2011. In December 2010, the company entered into a consent order with the Florida Department of Environmental Protection pursuant to which the company agreed to, among other things, remediate the sinkhole and perform additional monitoring of the groundwater quality and hydrogeologic conditions related to the sinkhole collapse. The company also entered into an order on consent with the USEPA. In May 2011, the USEPA and the Board of Directors approved the company’s proposal to implement certain mitigation measures to meet the goals of the USEPA order on consent. The company remeasured the asset retirement obligation (“ARO”) for the White Springs gypsum stacks to account for the measures identified in the proposal. This remeasurement resulted in a $39 adjustment to the ARO, of which $33 was capitalized as an addition to the related long-lived asset and $6 was expensed in the first quarter of 2011.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  12

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. Based on current information, it does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other significant matters of note include the following:

•	The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of various alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. At this time, the company does not know the scope of corrective action, if any, that may be required. The company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, the company is unable to evaluate the extent of any exposure that it may have in these matters.

•	The USEPA has also begun an initiative to evaluate compliance with the Clean Air Act at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar, Louisiana plant. The government has demanded process changes and penalties that would cost a total of approximately $27, but the company denies that it has any liability for the Geismar, Louisiana matter. Although the company is proceeding with planning and permitting for the process changes demanded by the government, the company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the USEPA requested that the company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs, Florida sulfuric acid plants. The company participated in such meeting but, at this time, is unable to evaluate if it has any exposure.

•	Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. In January 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of 30 years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, in June 2009, the Corps issued the company a permit that will allow the company to mine the phosphate deposits identified in the Section 401 certification. The USEPA decided not to seek additional review of the permit. In March 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club) filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings (“OAH”) challenging the Section 401 certification. The company has intervened in this proceeding. Cross motions for summary judgment by the Petitioners and the company have been filed, briefed and argued. The OAH has not issued a decision on them. At this time, the company is unable to evaluate the extent of any exposure that it may have in this matter.

•	In May 2009, the Canadian government announced that its new industrial greenhouse gas emissions policies will be coordinated with policies that may be implemented in the US. The Province of Saskatchewan is considering the adoption of greenhouse gas emission control requirements. Regulations pursuant to the Management and Reduction of Greenhouse Gases Act in Saskatchewan, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2012. There is no certainty as to the scope or timing of any final, effective provincial requirements. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control greenhouse gas emissions using authority under existing environmental laws. In January 2011, the USEPA began phasing in requirements for all “stationary sources,” such as the company’s plants, to obtain permits incorporating the “best available control technology” for greenhouse gas emissions at a source if it is a new source that could emit 100,000 tons of greenhouse gases per year or if it is a modified source that increases such emissions by 75,000 tons per year. The company is not currently aware of any projects at its facilities that would be subject to these requirements. The company is monitoring these developments, and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

13  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

•	In December 2010, the USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted at the company’s White Springs, Florida plant. The revised nutrient criteria will become part of Florida’s water quality standards in March 2012. Projected capital costs resulting from the rule could be in excess of $100 for the company’s White Springs, Florida plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the revised nutrient standards under all flow conditions. This estimate assumes that the rule survives court challenges and that none of the site-specific mechanisms for relief from the revised nutrient criteria are available to the White Springs, Florida plant. Various judicial challenges to the rule have been filed, including one lawsuit by The Fertilizer Institute (“TFI”) and White Springs. On June 15, 2011, TFI, White Springs and additional parties filed a Motion for Summary Judgment seeking, among other things, to vacate the USEPA rule. The prospects for a rule to be implemented as issued by the USEPA and the availability of the site-specific mechanisms are uncertain.

•	The company, having been unable to agree with Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) on the remaining amount of potash that the company is entitled to receive from Mosaic pursuant to the mining and processing agreement in respect of the company’s rights at the Esterhazy mine, issued a Statement of Claim in the Saskatchewan Court of Queen’s Bench (“Court”) against Mosaic on May 27, 2009 and the claim was amended on January 19, 2010. In the Amended Statement of Claim, the company has asserted that it has the right under the mining and processing agreement to receive potash from Mosaic until at least 2012 and potentially much later, and seeks an order from the Court declaring the amount of potash which the company has the right to receive. Mosaic, in its Statement of Defence, asserts that at a delivery rate of 1.24 million tons of product per year, the company’s entitlement to receive potash under the mining and processing agreement would terminate August 30, 2010.

In addition, at the time of filing its Statement of Defence, Mosaic commenced a counterclaim against the company, asserting that the company has breached the mining and processing agreement due to its refusal to take delivery of potash product under the agreement based on an event of force majeure.

The company was notified on May 2, 2011 that Mosaic believes that it has satisfied its obligation to produce potash at the Esterhazy mine for the company under the mining and processing agreement and as such it has no further obligation to deliver potash to the company from the Esterhazy mine, other than the company’s remaining inventory. The company disagreed and sought relief from the Court. On June 30, 2011, an injunction order was issued by the Court requiring delivery pursuant to the terms of the mining and processing agreement pending trial or a further order of the Court (“Injunction Order”). The trial is currently scheduled to commence in January 2012. Like every applicant for injunctive relief, the company was required to provide an undertaking to pay any damages that may be occasioned to Mosaic as a result of the granting of the injunction should it later be shown that Mosaic had, by reason of the injunction, sustained any damages which the company ought to pay. The company does not believe that Mosaic will be entitled to any damages arising from the issuance of the Injunction Order. On July 18, 2011, Mosaic filed a Notice of Appeal with the Court of Appeal for Saskatchewan appealing the Injunction Order and seeking to set it aside.

The company will continue to assert its position in this litigation vigorously and it denies liability to Mosaic in connection with its counterclaim.

•	Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust lawsuits is without merit and intend to defend them vigorously.

In addition, various other claims and lawsuits are pending against the company in the ordinary course of business. While it is not possible to determine the ultimate outcome of such actions at this time, and inherent uncertainties exist in predicting such outcomes, it is the company’s belief that the ultimate resolution of such actions is not reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

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

The company owns facilities that have been either permanently or indefinitely shut down. It expects to incur nominal annual expenditures for site security and other maintenance costs at certain of these facilities. Should the facilities be dismantled, certain other shutdown-related costs may be incurred. Such costs are not expected to have a material adverse effect on the company’s consolidated financial position or results of operations and would be recognized and recorded in the period in which they are incurred.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  14

11.	Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the three months ended June 30, 2011 were $559 (2010 — $323) and six months ended June 30, 2011 were $1,040 (2010 — $591). At June 30, 2011, $358 (December 31, 2010 — $298) was owing from Canpotex. Sales to Canpotex are at prevailing market prices and account balances resulting from the Canpotex transactions are settled on normal trade terms.

12.	Reconciliation of IFRS and US GAAP

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

Under IFRS, interim price, efficiency, spending and volume variances of a manufacturing entity are recognized in income at interim reporting dates to the same extent that those variances are recognized in income at year-end. Deferral of variances that are expected to be absorbed by year-end is not appropriate because such deferrals could result in reporting inventory at the interim date at more or less than its portion of the actual cost of manufacture. Under US GAAP, variances that are planned and expected to be absorbed by the end of the year are ordinarily deferred at the end of an interim period.

(b) Long-term investments: Certain of the company’s investments in international entities are accounted for under the equity method. Accounting principles generally accepted in those foreign jurisdictions may vary in certain respects from US GAAP. The company’s share of earnings of these equity-accounted investees under IFRS has been adjusted for the significant effects of conforming to US GAAP.

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

(d) Impairment of assets: Upon adopting IFRS, the company elected not to restate past business combinations, which resulted in the carrying amount of goodwill under IFRS being the same amount as it had been under previous Canadian GAAP at the date of transition to IFRS. Because past provisions for asset impairment were based on undiscounted cash flows from use under Canadian GAAP and on fair value under US GAAP, the carrying amount of goodwill is lower under US GAAP.

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

15  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

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

Performance	Service Period Commenced
Option Plan Year	IFRS	US GAAP
2008	January 1, 2008	May 8, 2008
2009	January 1, 2009	May 7, 2009
2010	January 1, 2010	May 6, 2010
2011	January 1, 2011	May 12, 2011

This difference impacts the share-based compensation cost recorded and may impact diluted earnings per share.

Further, under IFRS the company recognized an estimate of compensation cost in relation to performance options for which service commenced but which had not yet been granted. Specifically, an estimate of compensation cost was recognized at the end of the first quarter of 2011 in relation to the 2011 Performance Option Plan, which was approved by the company’s shareholders at the company’s annual meeting held on May 12, 2011, for which service commenced but for which performance options had not yet been granted. The compensation cost recognized was reconciled in the second quarter once options were granted. Under US GAAP, no compensation cost is recognized until the option plans are approved.

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

(l) Income taxes related to the above adjustments: The income tax adjustment reflects the impact on income taxes of the US GAAP adjustments described above. Accounting for income taxes under IFRS and US GAAP is similar, except that income tax rates of enacted or substantively enacted tax law must be used to calculate deferred income tax assets and liabilities under IFRS, whereas only income tax rates of enacted tax law can be used under US GAAP.

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

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  16

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

(r) Cash flow statements: US GAAP requires the disclosure of income taxes paid. IFRS require the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three months ended June 30, 2011, income taxes paid under US GAAP were $163 (2010 — $49) and for the six months ended June 30, 2011, income taxes paid under US GAAP were $358 (2010 — $71). Under IFRS, interest paid is not reduced for the effects of capitalized interest whereas under US GAAP this amount is net of capitalized interest. Interest paid under US GAAP for the three months ended June 30, 2011 was $69 (2010 — $30) and for the six months ended June 30, 2011, interest paid under US GAAP was $91 (2010 — $54).

17  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income as reported — IFRS	$840	$480	$1,572	$924
Items increasing (decreasing) reported net income
Inventory valuation(a)	—	1	—	1
Manufacturing cost variances(a)	7	(6)	(14)	(15)
Share of earnings of equity-accounted investees(b)	(1)	1	(1)	—
Major repairs and maintenance(c)	2	(8)	(12)	(8)
Borrowing costs(c)	3	3	7	6
Asset impairment, writedowns and recoveries(d)	—	(31)	(1)	(32)
Depreciation and amortization(e)	3	2	5	4
Exploration costs(f)	(1)	(1)	(1)	(1)
Pension and other post-retirement benefits(g)	(5)	(6)	(10)	(12)
Share-based compensation(i)	(11)	(11)	2	1
Stripping costs(j)	1	(6)	5	(15)
Asset retirement obligations(k)	4	24	11	25
Deferred income taxes relating to the above adjustments(l)	(1)	7	2	10
Income taxes related to US GAAP effective income tax rate(m)	(6)	6	2	2
Uncertain income tax positions(o)	1	(23)	6	(9)
Income taxes related to intragroup transactions(p)	(8)	9	(3)	18

Net income — US GAAP	$828	$441	$1,570	$899

Basic weighted average shares outstanding — US GAAP	854,997,000	889,128,000	854,518,000	888,744,000

Diluted weighted average shares outstanding — US GAAP(i)	876,516,000	913,377,000	876,600,000	913,768,000

Basic net income per share — US GAAP	$0.97	$0.50	$1.84	$1.01

Diluted net income per share — US GAAP	$0.94	$0.48	$1.79	$0.98

References relate to differences between IFRS and US GAAP described above.

	June 30,	December 31,
	2011	2010
Total assets as reported — IFRS	$16,217	$15,547
Items increasing (decreasing) reported total assets
Investment in equity-accounted investees(b)	43	40
Property, plant and equipment(d, e)	(104)	(109)
Major repairs and maintenance(c)	(64)	(52)
Borrowing costs(c)	32	25
Goodwill(d)	(47)	(47)
Asset impairment, writedowns and recoveries(d)	(6)	(5)
Exploration costs(f)	(15)	(14)
Margin deposits associated with derivative instruments(h)	(162)	(198)
Stripping costs(j)	(57)	(62)
Asset retirement obligations(k)	(46)	(46)
Uncertain income tax positions(o)	(122)	(122)
Income taxes related to intragroup transactions(p)	27	15
Deferred income tax asset due to US GAAP adjustments	(13)	(13)
Reclassification of deferred income taxes(q)	18	28

Total assets — US GAAP	$15,701	$14,987

References relate to differences between IFRS and US GAAP described above.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  18

	June 30,	December 31,
	2011	2010
Total shareholders’ equity as reported — IFRS	$7,855	$6,685
Items increasing (decreasing) reported shareholders’ equity
Manufacturing cost variances(a)	(14)	—
Share of earnings of equity-accounted investees(b)	41	42
Major repairs and maintenance(c)	(64)	(52)
Borrowing costs(c)	32	25
Asset impairment, writedowns and recoveries(d)	(257)	(256)
Depreciation and amortization(e)	100	95
Exploration costs(f)	(15)	(14)
Pension and other post-retirement benefits(g)	13	13
Stripping costs(j)	(57)	(62)
Asset retirement obligations(k)	90	79
Constructive obligations(k)	5	5
Deferred income taxes relating to the above adjustments(l)	14	12
Income taxes related to US GAAP effective income tax rate(m)	(45)	(47)
Deferred income taxes on share-based compensation(n)	(143)	(148)
Uncertain income tax positions(o)	39	33
Income taxes related to intragroup transactions(p)	3	6

Shareholders’ equity — US GAAP	$7,597	$6,416

References relate to differences between IFRS and US GAAP described above.

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

Fair Values of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

		June 30,	December 31,
Derivative Instrument Assets (Liabilities)(1)	Statements of Financial Position Location	2011	2010
Derivatives designated as hedging instruments:
Natural gas derivatives	Prepaid expenses and other current assets	$1	$—
Natural gas derivatives	Other assets	1	—
Natural gas derivatives	Current portion of derivative instrument liabilities	(54)	(75)
Natural gas derivatives	Derivative instrument liabilities	(184)	(204)

Total derivatives designated as hedging instruments		(236)	(279)

Derivatives not designated as hedging instruments:
Foreign currency derivatives	Prepaid expenses and other current assets	5	5

Total derivatives not designated as hedging instruments		$5	$5

(1)   All fair value amounts are gross and exclude netted cash collateral balances.

19  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30

Amount of Loss
				Amount of Loss			Recognized in
				Reclassified			Income
				from			(Ineffective
	Amount of Loss			Accumulated		Location of Loss	Portion
	Recognized in		Location of	OCI		Recognized in Income	and Amount
	OCI		Loss Reclassified	into Income		(Ineffective Portion	Excluded from
Derivatives in Cash	(Effective		from Accumulated	(Effective		and Amount	Effectiveness
Flow Hedging	Portion)		OCI into Income	Portion)		Excluded from	Testing)
Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Natural gas derivatives	$(21)	$(18)	Cost of goods sold	$(22)	$(23)	Cost of goods sold	$—	$—

		Amount of Gain (Loss)
		Recognized in
		Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2011	2010
Foreign currency derivatives	Other income (expenses)	$8	$(7)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30

Amount of Loss
				Amount of Loss			Recognized in
				Reclassified			Income
				from			(Ineffective
	Amount of Loss			Accumulated		Location of Loss	Portion
	Recognized in		Location of	OCI		Recognized in Income	and Amount
	OCI		Loss Reclassified	into Income		(Ineffective Portion	Excluded from
Derivatives in Cash	(Effective		from Accumulated	(Effective		and Amount	Effectiveness
Flow Hedging	Portion)		OCI into Income	Portion)		Excluded from	Testing)
Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Natural gas derivatives	$—	$(103)	Cost of goods sold	$(44)	$(38)	Cost of goods sold	$—	$—

		Amount of Gain (Loss)
		Recognized in
		Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2011	2010
Foreign currency derivatives	Other income (expenses)	$11	$(9)

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  20

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

Certain derivative instruments of the company contain provisions that require its debt to maintain specified credit ratings from two major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on June 30, 2011 was $238, for which the company has posted collateral of $162 in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2011, the company would have been required to post an additional $73 of collateral to its counterparties.

Market Risk

Market risk is the risk that financial instrument fair values will fluctuate due to changes in market prices. The significant market risks to which the company is exposed are foreign exchange risk and price risk (related to natural gas used in operations).

Foreign Exchange Risk

At June 30, 2011, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $270 (December 31, 2010 — $170) at an average exchange rate of 0.9832 (December 31, 2010 — 1.0170) per US dollar with maturities in 2011. At June 30, 2011, the company had foreign currency swaps to sell US dollars and receive Canadian dollars in the notional amount of $NIL (December 31, 2010 — $69) at an average exchange rate of NIL (December 31, 2010 — 1.0174) per US dollar.

Price Risk

At June 30, 2011, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps for which it has price risk exposure; derivatives represented a notional amount of 56 million MMBtu with maturities in 2011 through 2019. At December 31, 2010, the notional amount of swaps was 103 million MMBtu with maturities in 2011 through 2019.

21  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	June 30, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset (Liability)	of Asset (Liability)	of Asset (Liability)	of Asset (Liability)
Derivative instrument assets
Natural gas derivatives	$2	$2	$—	$—
Foreign currency derivatives	5	5	5	5
Investments in ICL and Sinofert	3,474	3,474	3,842	3,842
Derivative instrument liabilities
Natural gas derivatives	(238)	(238)	(279)	(279)
Long-term debt
Senior notes	(3,750)	(3,983)	(4,350)	(4,525)
Other	(7)	(7)	(8)	(8)

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges is assumed to approximate carrying value. The fair value of the company’s senior notes at June 30, 2011 reflected the yield valuation based on observed market prices. Yield on senior notes ranged from 0.98 percent to 5.62 percent (December 31, 2010 — 1.08 percent to 5.66 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

Interest rates used to discount estimated cash flows related to derivative instruments that were not traded in an active market at June 30, 2011 were between 0.35 percent and 4.98 percent (December 31, 2010 — between 0.47 percent and 4.31 percent) depending on the settlement date.

The following table presents the company’s fair value hierarchy for those financial assets and financial liabilities carried at fair value at June 30, 2011.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in				Significant
		Active Markets for		Significant Other		Unobservable
	Carrying Amount of	Identical Assets		Observable Inputs		Inputs
Description	Asset (Liability)	(Level 1)		(Level 2)		(Level 3)
June 30, 2011
Derivative instrument assets
Natural gas derivatives	$2	$—		$—		$2	(1)
Foreign currency derivatives	5	—		5	(1)	—
Investments in ICL and Sinofert	3,474	3,474	(1)	—		—
Derivative instrument liabilities
Natural gas derivatives	(238)	—		(33	)(1)	(205	)(1)
December 31, 2010
Derivative instrument assets
Foreign currency derivatives	$5	$—		$5		$—
Investments in ICL and Sinofert	3,842	3,842		—		—
Derivative instrument liabilities
Natural gas derivatives	(279)	—		(55)		(224)

(1)   During the period ending June 30, 2011, there were no transfers between Level 1 and Level 2, or into or out of Level 3. Company policy is to recognize transfers at the end of the reporting period.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  22

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Natural Gas Hedging Derivatives
	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2011	2010
Balance, beginning of period	$(224)	$(119)
Total losses (realized and unrealized) before income taxes
Included in earnings (cost of goods sold)	(13)	(36)
Included in other comprehensive income	17	(126)
Settlements	17	46
Transfers out of Level 3	—	11

Balance, end of period	$(203)	$(224)

Pension and Other Post-Retirement Expenses

	Three Months Ended June 30		Six Months Ended June 30
Defined Benefit Pension Plans	2011	2010	2011	2010
Service cost	$6	$5	$12	$10
Interest cost	12	11	24	23
Expected return on plan assets	(13)	(11)	(26)	(23)
Net amortization	6	6	12	13

Net expense	$11	$11	$22	$23

	Three Months Ended June 30		Six Months Ended June 30
Other Post-Retirement Plans	2011	2010	2011	2010
Service cost	$2	$2	$4	$4
Interest cost	4	4	8	8
Net amortization	—	—	(1)	(1)

Net expense	$6	$6	$11	$11

For the three months ended June 30, 2011, the company contributed $3 to its defined benefit pension plans, $6 to its defined contribution pension plans and $3 to its other post-retirement plans. Contributions for the six months ended June 30, 2011 were $5 to its defined benefit pension plans, $16 to its defined contribution pension plans and $5 to its other post-retirement plans. Total 2011 contributions to these plans are not expected to differ significantly from the amounts previously disclosed in Note 14 to the consolidated financial statements in the company’s 2010 Financial Review Annual Report.

Uncertainty in Income Taxes

During the three and six months ended June 30, 2011, unrecognized income tax adjustments decreased $34 and $35, respectively. It is reasonably possible that a reduction in the range of $31 to $33 of unrecognized income tax adjustments may occur within 12 months as a result of projected resolutions of worldwide income tax disputes.

23  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

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

The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2011, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $558. It is unlikely that these guarantees will be drawn upon, and since the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At June 30, 2011, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $6.

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

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans, along with financial assurances for these plans, approved by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans previously submitted by the company. The company had previously provided a CDN $2 irrevocable letter of credit and a payment of CDN $3 into the agreed-upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or as required by the MOE. The next scheduled review for the decommissioning and reclamation plans and financial assurances was to be completed by June 30, 2011. The company submitted its decommissioning and reclamation plans and its financial assurances proposal in May 2011 and is awaiting a response. The MOE has advised that it considers the company in compliance with the regulations until the review is finalized and a response is provided. The MOE had previously indicated that it would be seeking an increase of the amount paid into the trust fund by the company for this submission. Based on current information, the company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

The company has met its financial assurance responsibilities as of June 30, 2011. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal or constructive liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at June 30, 2011, $52 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  24

Recent Accounting Pronouncements

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to its fair value measurement standard to substantially converge the guidance in US GAAP and IFRS on fair value measurements and disclosures. The amendments will be effective for interim and annual periods beginning after December 15, 2011. The company is currently reviewing the impact, if any, on its consolidated financial statements.

Comprehensive Income

In June 2011, the FASB amended the standard for Comprehensive Income whereby total comprehensive income, the components of net income and the components of other comprehensive income can either be presented in a single continuous statement or in two separate but consecutive statements. Regardless of which option is chosen, items that are reclassified from other comprehensive income to net income should be presented on the face of the financial statements. The amendments will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company is currently reviewing the impact, if any, on its consolidated financial statements.

13.	Transition to IFRS

The company adopted IFRS on January 1, 2011 with effect from January 1, 2010. Its financial statements for the year ending December 31, 2011 will be the first annual consolidated financial statements that comply with IFRS. These unaudited interim condensed consolidated financial statements were prepared as described in Note 1, including the application of IFRS 1. Accordingly, the company will make an unreserved statement of compliance with IFRS beginning with its 2011 annual consolidated financial statements.

Changes in Accounting Policies

The key areas where the company has identified that accounting policies will differ or where accounting policy decisions were necessary that may impact its consolidated financial statements and the impact of transition policy choices made under IFRS 1 are described in Note 13 to financial statements in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q. The following table outlines some of these key areas related to the reconciliations from Canadian GAAP to IFRS. Since accounting policies and standards may change in the period between these unaudited interim condensed consolidated financial statements and our first annual consolidated financial statements that comply with IFRS, the table below reflects the differences between IFRS and previous Canadian GAAP we expect to apply. See Note 13 to financial statements in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q for further details.

Accounting
Policy Area	Differences from Previous Canadian GAAP
(a) Employee Benefits	Actuarial gains and losses will be recognized directly in other comprehensive income rather than through profit or loss.

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

25  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Accounting
Policy Area	Differences from Previous Canadian GAAP
(b) Provisions (including Asset Retirement Obligations)	IAS 37, “Provisions, Contingent Liabilities and Contingent Assets”, requires a provision to be recognized when: there is a present obligation (legal or constructive) as a result of a past transaction or event; it is probable that an outflow of resources will be required to settle the obligation; and a reliable estimate can be made of the obligation. “Probable” in this context means more likely than not. Under Canadian GAAP, constructive obligations were recognized only if required by a specific standard, and the criterion for recognition in the financial statements was “likely”, which is a higher threshold than “probable”. Therefore, it is possible that there may be some contingent liabilities not recognized under Canadian GAAP which would require a provision under IFRS.

Other differences between IFRS and Canadian GAAP exist in relation to the measurement of provisions, such as the methodology for determining the best estimate where there is a range of equally possible outcomes (IFRS uses the mid-point of the range whereas Canadian GAAP used the low end), and the requirement under IFRS for provisions to be discounted where material.

In relation to asset retirement obligations, measurement under IFRS will be based on management’s best estimate, while measurement under Canadian GAAP was based on the fair value of the obligation (which takes market assumptions into account). Under IFRS, the full asset retirement obligation will be remeasured each period using the current discount rate. Under Canadian GAAP, cash flow estimates associated with asset retirement obligations were discounted using historical discount rates. Changes in the discount rate alone did not result in a remeasurement of the liability. Changes in estimates that decreased the liability were discounted using the discount rate applied upon initial recognition of the liability. When changes in estimates increased the liability, the additional liability was discounted using the current discount rate.

IFRS require the company’s asset retirement obligations to be discounted using a risk-free rate. Under Canadian GAAP, asset retirement obligations were discounted using a credit-adjusted risk-free rate.

Under IFRS, the increase in the measurement of an asset retirement obligation due to the passage of time (unwinding of the discount) will be classified as a finance expense. Under Canadian GAAP, this amount was classified as an operating expense.

(c) Investments	Under IFRS, jointly controlled entities will be accounted for using the equity method. Under Canadian GAAP, joint ventures were accounted for using proportionate consolidation.

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

(d) Property, Plant and Equipment	Under IFRS, where part of an item of property, plant and equipment has a cost that is significant in relation to the cost of the item as a whole, it must be depreciated separately from the remainder of the item. Canadian GAAP was similar in this respect; however, the componentization concept was not often applied to the same extent due to practicality and/or materiality.

Under IFRS, the cost of major overhauls on items of property, plant and equipment will be capitalized as a component of the related item of property, plant and equipment and amortized over the period until the next major overhaul. Under Canadian GAAP, these costs were expensed in the year incurred.

(e) Borrowing Costs	Under IFRS, borrowing costs will be capitalized to assets which take a substantial time to develop or construct using a capitalization rate based on the weighted average interest rate on all of the company’s outstanding third-party debt. Under the company’s Canadian GAAP policy, the interest capitalization rate was based only on the weighted average interest rate on third-party long-term debt.

(f) Inventories	Under IFRS, at interim periods, price, efficiency, spending and volume variances of a manufacturing entity will be recognized in income to the same extent that those variances will be recognized in income at financial year-end. Under IFRS, deferral of variances that are expected to be absorbed by year-end is not appropriate because it could result in reporting inventory at the interim date at more or less than its portion of the actual cost of manufacture. Under Canadian GAAP, variances that were planned and expected to be absorbed by the end of the year were ordinarily deferred at the end of an interim period. Net income and equity for annual periods will not be affected.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  26

Accounting
Policy Area	Differences from Previous Canadian GAAP
(g) Impairment of Assets	IAS 36, “Impairment of Assets”, uses a one-step approach for both testing for and measurement of impairment, with asset carrying values compared directly with the higher of fair value less costs to sell and value in use (which uses discounted future cash flows). Canadian GAAP generally used a two-step approach to impairment testing, first comparing asset carrying values with undiscounted future cash flows to determine whether impairment exists, and then measuring any impairment by comparing asset carrying values with fair values. This difference may potentially result in more impairments where carrying values of assets were previously supported under Canadian GAAP on an undiscounted cash flow basis, but could not be supported on a discounted cash flow basis.

In addition, IAS 36 requires the reversal of any previous impairment losses (to the amounts the assets would now be carried at had depreciation continued) where circumstances have changed such that the impairments have been reduced. Canadian GAAP prohibited reversal of impairment losses.

(h) Share-Based Payments	IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair value of the awards. Canadian GAAP required that such payments be measured based on intrinsic value of the awards. This difference is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans, such as its performance unit incentive plan.

IFRS 2 requires an estimate of compensation cost to be recognized in relation to performance options for which service has commenced but which have not yet been granted. The compensation cost recognized would then be trued up once options have been granted. Under Canadian GAAP, compensation cost was first recognized when the options were granted. This will create a timing difference between IFRS and Canadian GAAP in terms of when compensation cost relating to employee service provided in the first quarter of the year is recognized. In relation to stock option costs in 2010, net income will decrease in the first quarter and increase in the second quarter by $13. Net income and equity for annual periods will not be affected.

(i) Income Taxes	Under IFRS, the guidance in IAS 12, “Income Taxes”, will be used to determine the benefit to be received in relation to uncertain tax positions. This differs from the methodology used under Canadian GAAP.

Under IFRS, deferred tax assets recognized in relation to share-based payment arrangements (for example, the company’s employee stock option plan in the US) will be adjusted each period to reflect the amount of future tax deductions that the company expects to receive in excess of stock-based compensation recorded in the consolidated financial statements based on the current market price of the shares. The benefit of such amounts will be recognized in contributed surplus and never impacts net income. Under the company’s Canadian GAAP policy, tax deductions for its employee stock option plan in the US were recognized as reductions to tax expense, within net income, in the period that the deduction was allowed.

Under IFRS, deferred tax assets associated with share-based compensation recorded in the consolidated financial statements as an expense in the current or previous period should be reviewed at each statement of financial position date and amended to the extent that it is no longer probable that the related tax benefit will be realized. Under Canadian GAAP, this income tax benefit was calculated without estimating the income tax effects of anticipated share-based payment transactions.

Under IFRS, adjustments relating to a change in tax rates will be recognized in the same category of comprehensive income in which the original amounts were recognized. Under Canadian GAAP, such adjustments were recognized in net income, regardless of the category in which the original amounts were recognized. In addition, foreign exchange gains on deferred income tax liabilities would be recorded in other comprehensive income under IFRS, but were recorded in net income under Canadian GAAP.

Under IFRS, deferred income taxes will be classified as long-term. Under Canadian GAAP, future income taxes were separated between current and long-term on the statement of financial position.

Under IFRS, unrealized profits resulting from intragroup transactions will be eliminated from the carrying amount of assets, but no equivalent adjustment will be made for tax purposes. The difference between the tax rates of the two entities will impact net income. This differs from Canadian GAAP, where the current tax payable in relation to such profits was recorded as a current asset until the transaction was realized by the group.

27  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Reconciliations from Canadian GAAP to IFRS

Reconciliation of Net Income

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Net Income — Canadian GAAP	$472	$921
IFRS adjustments to net income:
Policy choices
Employee benefits — Actuarial gains and losses(a)	7	13
Other
Provisions — Changes in asset retirement obligations(b)	(24)	(25)
Property, plant and equipment(d)	8	8
Borrowing costs(e)	(4)	(6)
Manufacturing cost variances at interim periods(f)	6	15
Employee benefits — Past service costs(a)	(1)	(1)
Impairment of assets(g)	(2)	(1)
Share-based payments(h)	14	(1)
Income taxes — Tax effect of above differences	1	1
Income tax-related differences(i)	3	—

Net Income — IFRS	$480	$924

References relate to items described in the Changes in Accounting Policies table above.

Reconciliation of Shareholders’ Equity

June 30,
2010
Shareholders’ Equity — Canadian GAAP	$6,569
IFRS adjustments to shareholders’ equity:
Policy choices
Employee benefits — Actuarial gains and losses(a)	(352)
Other
Provisions — Changes in asset retirement obligations(b)	(90)
Investments(c)	(45)
Property, plant and equipment(d)	27
Borrowing costs(e)	(20)
Manufacturing cost variances at interim periods(f)	15
Employee benefits — Past service costs and Canadian GAAP transition amounts(a)	12
Impairment of assets(g)	6
Constructive obligations(b)	(2)
Share-based payments(h)	1
Income taxes — Tax effect of above differences	153
Income tax-related differences(i)	128

Shareholders’ Equity — IFRS	$6,402

References relate to items described in the Changes in Accounting Policies table above.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  28

Reconciliation of Comprehensive Income

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Comprehensive Income — Canadian GAAP	$(375)	$155
IFRS adjustments to comprehensive income:
Differences in net income	8	3

Comprehensive Income — IFRS	$(367)	$158

References relate to items described in the Changes in Accounting Policies table above.

29  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are the responsibility of management and are as of August 5, 2011. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the “SEC”); however, the company currently files voluntarily on the SEC’s domestic forms.

Adoption of International Financial Reporting Standards (“IFRS”)

The unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q reflect the adoption of IFRS, with effect from January 1, 2010. Periods prior to January 1, 2010 have not been restated and were in accordance with Canadian GAAP which, as discussed in Item 1 of this Quarterly Report on Form 10-Q, was applied during the periods prior to the effective date of the company’s adoption of IFRS. As a foreign private issuer under the rules and regulations of the SEC, the company is permitted to use IFRS.

Our unaudited interim condensed consolidated financial statements included in Part I Item 1 of our 2011 First Quarter Quarterly Report on Form 10-Q contain a detailed description of our conversion to IFRS, including a reconciliation of key components of our financial statements previously prepared under Canadian GAAP to those under IFRS as at January 1 and December 31, 2010, and for the year ended December 31, 2010. Note 13 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q contains a reconciliation of key components of our financial statements previously prepared under Canadian GAAP to those under IFRS as at and for the three months and six months ended June 30, 2010.

Although the adoption of IFRS resulted in adjustments to our financial statements, it did not materially impact the underlying cash flows or profitability trends of our operating performance, debt covenants or compensation arrangements.

PotashCorp and Our Business Environment

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer enterprise by capacity, producing the three primary plant nutrients: potash, phosphate and nitrogen. We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers that buy under contract and on the spot market; spot market sales are more prevalent in North America, South America and Southeast Asia. Fertilizers are sold primarily for spring and fall application in both Northern and Southern hemispheres.

Transportation is an important part of the final purchase price for fertilizer so producers usually sell to the closest customers. In North America, we sell mainly on a delivered basis via rail, barge, truck and pipeline. Offshore customers purchase product either at the port where it is loaded or delivered with freight included directly to a specified location.

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

As we plan for our future, we carefully weigh our choices for use of our cash flow. We base investment decisions on cash flow return materially exceeding cost of capital, evaluating the best prospects for return on investment that match our Potash First strategy. Most of our recent capital expenditures have gone to investments in our own potash capacity, and we look to increase our existing offshore potash investments and seek other merger and acquisition opportunities related to this nutrient. We also consider share repurchases and increased dividends as ways to maximize shareholder value over the long term.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  30

Key Performance Drivers — Performance Compared to Goals

Each year we set targets to advance our long-term goals and drive results. Our long-term goals and 2011 targets are set out on pages 41 and 42 of our 2010 Financial Review Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

	Representative	Performance
Goal	2011 Annual Target	to June 30, 2011
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.	Total site severity injury rate was 40 percent below the 2008 annual level for the first six months of 2011. It was 58 percent below the 2008 annual level for the first six months of 2010 and 62 percent below the 2008 annual level by the end of 2010.

Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 10 percent from 2010 levels.	Annualized total reportable releases, permit excursions and spills were down 20 percent during the first six months of 2011 compared to 2010 annual levels. Compared to the first six months of 2010, total reportable releases, permit excursions and spills during the same period of 2011 were down 33 percent.

Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index for 2011.	PotashCorp’s total shareholder return was 11 percent in the first six months of 2011 compared to our sector’s weighted average return (based on market capitalization) of 1 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of NIL percent.

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully, together with our 2010 Financial Review Annual Report and our 2011 First Quarter Quarterly Report on Form 10-Q.

Earnings Guidance — Second Quarter 2011

	Company Guidance	Actual Results
Earnings per share	$0.70 – $0.90	$0.96

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions) —				%				%
except per-share amounts	2011	2010	Change	Change	2011	2010	Change	Change
Sales	$2,325	$1,437	$888	62	$4,529	$3,151	$1,378	44
Gross Margin	1,168	585	583	100	2,264	1,314	950	72
Operating Income	1,175	679	496	73	2,200	1,345	855	64
Net Income	840	480	360	75	1,572	924	648	70
Net Income per Share — Diluted	0.96	0.53	0.43	81	1.79	1.01	0.78	77
Other Comprehensive Loss	(94)	(847)	753	(89)	(340)	(766)	426	(56)

31  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Record earnings in the second quarter and first half of 2011 were higher than the same periods of 2010 due to higher sales prices for all nutrients and increased demand for potash, phosphate and ammonia. Attractive economics for goods that use our products continued to increase our customers’ consumption of our products. Strong demand coupled with our low inventories put upward pressure on pricing for most products. Second-quarter potash gross margin represented 68 percent of total second-quarter gross margin (70 percent in 2010) and 68 percent of first six months gross margin (72 percent in 2010). Sales prices for phosphate fertilizer products and all nitrogen products increased significantly during the second quarter and first six months of 2011 compared to the same periods in 2010.

Despite volatility in commodity markets, crop economics remained attractive throughout the second quarter, giving farmers the incentive to improve nutrient applications, which resulted in rising fertilizer demand and pricing. During the quarter, key spot-market potash buyers moved aggressively to secure sufficient volumes to fill immediate needs. With demand putting pressure on global supply capabilities, producers operated at or near record production levels in an attempt to keep pace.

Offshore potash shipments from North American producers for the second quarter were 23 percent higher than in the same period in 2010 and reached a record 5.9 million tonnes for the first half of 2011. This was achieved on the strength of demand in Latin America and spot markets in Asia, which more than offset the absence of India, where there has been no contract since the end of the first quarter of 2011. Despite a late planting season, domestic shipments from North American producers during the quarter rose 39 percent from the same period last year. Combined with a strong first quarter, first-half domestic shipments reached 4.6 million tonnes, similar to totals for the same period last year. By the end of the second quarter, North American producer inventories were reduced to their lowest levels of the year — 26 percent below the average of the last five years. Tightening supply/demand conditions continued to push prices higher in most major markets, including China, which signed new supply commitments late in the second quarter.

In phosphate, second-quarter solid fertilizer shipments from US producers climbed 9 percent from the same quarter last year, buoyed by strong export demand. Following the settlement of six-month commitments with India in late March, exports from US producers rose 19 percent compared to the second quarter of 2010. By the end of June, US solid phosphate producer inventories were 28 percent below the previous five-year average. The combination of strong demand, higher raw material costs and the expectation of lower phosphate exports from China exerted upward pressure on pricing. In nitrogen, demand remained robust, with second-quarter US domestic shipments of ammonia and urea comparable to 2010 levels. US producer inventories for both products tightened in the quarter, pushing up prices for all nitrogen products. After lagging ammonia through the first quarter of 2011, prices for urea moved sharply higher on strong agricultural demand and an expectation of lower urea exports from China. Competitive US gas prices continued to support healthy margins for domestic nitrogen producers.

Other significant factors that affected earnings in the second quarter and first half of 2011 compared to the same periods in 2010 were: (1) higher income taxes due to increased earnings; (2) lower dividend income from Israel Chemicals Ltd. (“ICL”); (3) more earnings from equity-accounted investees; (4) higher selling and administrative expenses due to certain compensation arrangements (quarter over quarter, 2010 results were impacted by a lower share price, while year over year, our share price rose in 2011 but fell in 2010); and (5) increased provincial mining and other taxes as a result of escalating potash sales revenue and profits. Other comprehensive loss for the second quarter of 2011 was due to a decline in the fair value of our investment in ICL. The fair value decline of our investments in ICL and Sinofert Holdings Limited (“Sinofert”) during the first half of 2011 led to other comprehensive loss for that period. In 2010, other comprehensive loss for the second quarter and first half were the result of even larger declines in the fair values of both ICL and Sinofert.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  32

Balance Sheet

Property, plant and equipment increased primarily (80 percent) due to our previously announced potash capacity expansions and other potash projects. Available-for-sale investments declined due to the fair value of our investments in ICL and Sinofert falling. Receivables were mainly impacted by higher trade receivables (consistent with higher sales) and partially offset by declines in hedge margin deposits on our natural gas derivatives. As at June 30, 2011, $321 million of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

Short-term debt decreased in the first half of 2011 as a result of repaying 10-year senior notes in the second quarter and commercial paper repayments exceeding advances. Deferred income tax liabilities increased primarily due to tax depreciation exceeding accounting depreciation.

Significant changes in equity were primarily the result of net income being partially offset by other comprehensive losses for the first six months of 2011, as discussed in more detail above.

Operating Segment Review

Note 5 to the unaudited interim condensed consolidated financial statements provides information pertaining to our operating segments. Management includes net sales in segment disclosures in the unaudited interim condensed consolidated financial statements pursuant to IFRS, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

33  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results.

Potash

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,121	$641	75
Freight, transportation and distribution	(70)	(51)	37

Net sales	$1,051	$590	78

Manufactured product
Net sales
North America	$409	$213	92	831	575	45	$492	$370	33
Offshore	640	375	71	1,690	1,329	27	$379	$282	34

	1,049	588	78	2,521	1,904	32	$416	$309	35
Cost of goods sold	(256)	(185)	38				$(101)	$(97)	4

Gross margin	793	403	97				$315	$212	49

Other miscellaneous and purchased product
Net sales	2	2	—
Cost of goods sold	(2)	6	n/m

Gross margin	—	8	(100)

Gross Margin	$793	$411	93				$315	$216	46

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$2,230	$1,533	45
Freight, transportation and distribution	(153)	(147)	4

Net sales	$2,077	$1,386	50

Manufactured product
Net sales
North America	$875	$663	32	1,923	1,841	4	$455	$360	26
Offshore	1,195	717	67	3,386	2,527	34	$353	$284	24

	2,070	1,380	50	5,309	4,368	22	$390	$316	23
Cost of goods sold	(536)	(445)	20				$(101)	$(102)	(1)

Gross margin	1,534	935	64				$289	$214	35

Other miscellaneous and purchased product
Net sales	7	6	17
Cost of goods sold	(5)	—	n/m

Gross margin	2	6	(67)

Gross Margin	$1,536	$941	63				$289	$215	34

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  34

Potash gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
	2011 vs. 2010				2011 vs. 2010
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in	Net	Cost of		Change in	Net	Cost of
Dollars (millions)	Sales Volumes	Sales	Goods Sold	Total	Sales Volumes	Sales	Goods Sold	Total
Manufactured product
North America	$75	$105	$(3)	$177	$24	$183	$11	$218
Offshore	79	164	(29)	214	186	235	(39)	382
Change in market mix	—	(1)	—	(1)	27	(25)	(3)	(1)

Total manufactured product	$154	$268	$(32)	$390	$237	$393	$(31)	$599
Other miscellaneous and purchased product				(8)				(4)

Total				$382				$595

35  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Canpotex sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change	% Change	2011	2010	Change	% Change
Asia (excluding China and India)	51	47	4	9	48	49	(1)	(2)
Latin America	32	18	14	78	30	18	12	67
China	14	8	6	75	15	12	3	25
India	—	20	(20)	(100)	3	14	(11)	(79)
Oceania, Europe and Other	3	7	(4)	(57)	4	7	(3)	(43)

	100	100			100	100

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á	Prices continued to move higher as previously announced increases began to be reflected in results, with our average second-quarter realized price climbing $107 and up $50 per tonne from first-quarter 2011.	á á á
Strong sales were due to highly supportive agricultural economics around the world.

Canpotex shipments were higher to almost all offshore markets with the exception of India, which did not have a contract in the second quarter of 2011. The strongest demand came from Asian countries (other than China and India) and from Latin America.

North American volumes were up on strong farmer demand and a lower comparative figure in the second quarter of 2010 as shipments slowed following record demand in the first quarter of 2010.
á â â â â
No shutdown costs incurred in 2011 (five weeks taken in 2010) as facilities operated at or near their full capabilities.

The Canadian dollar strengthened relative to the US dollar.

Royalty costs rose due to higher sales prices.

Personnel costs higher due to additional staffing.

Offshore cost of goods sold negative variance was greater than North America due to relatively high offshore product coming from our higher-cost mines.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  36

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á á
Higher average realized prices reflected new pricing levels announced in late 2010 and early 2011 in both offshore and North American spot markets.

Canpotex signed an agreement with China for the first half of 2011 at prices approximately $50 per tonne higher than the 2010 China contract.
á á
Record Canpotex shipments to offshore markets were the result of strong demand for potash due to high crop commodity prices and limited customer inventories at the start of the year.

Canpotex’s increased shipments to Latin America, Asia (excluding China and India) and China exceeded the decline in sales to India, which did not have a contract in the second quarter of 2011.
á â â á â á â
No shutdown costs incurred in 2011 (18 weeks taken in 2010) as facilities operated at or near their full capabilities.

The Canadian dollar strengthened relative to the US dollar.

Saskatchewan royalties increased due to higher prices.

New Brunswick royalties were lower as inventories sold in 2010 included royalties based on higher 2009 average sales prices.

Depreciation costs increased due to higher asset levels associated with our mine expansion activity.

North American cost of goods sold variance was positive as a relatively higher percentage of products produced at lower-cost mines, or using lower-cost processes, was sold.

Offshore cost of goods sold variance was negative due to more of that product coming from our higher-cost mines as compared to last year.

North American customers generally prefer premium priced granular product over standard product more typically consumed offshore.

The change in market mix produced a favorable variance of $27 million related to sales volumes and an unfavorable variance of $25 million in sales prices due to the majority of lower-priced standard product being sold to the offshore market whereas last year, higher-priced granular sales to North America comprised a larger proportion of total sales.

On July 20, 2011, three new collective agreements were ratified by unions representing employees in Saskatchewan at the Allan, Cory and Patience Lake mines. These collective agreements expire April 30, 2014.

37  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Phosphate

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$633	$364	74
Freight, transportation and distribution	(40)	(28)	43

Net sales	$593	$336	76

Manufactured product
Net sales
Fertilizer — liquids	$158	$81	95	298	219	36	$529	$372	42
Fertilizer — solids	234	98	139	398	215	85	$588	$456	29
Feed	82	68	21	153	146	5	$536	$464	16
Industrial	112	82	37	164	139	18	$682	$591	15

	586	329	78	1,013	719	41	$578	$458	26
Cost of goods sold	(423)	(284)	49				$(417)	$(395)	6

Gross margin	163	45	262				$161	$63	156

Other miscellaneous and purchased product
Net sales	7	7	—
Cost of goods sold	(4)	(3)	33

Gross margin	3	4	(25)

Gross Margin	$166	$49	239				$164	$68	141

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,182	$765	55
Freight, transportation and distribution	(83)	(63)	32

Net sales	$1,099	$702	57

Manufactured product
Net sales
Fertilizer — liquids	$328	$162	102	647	467	39	$507	$349	45
Fertilizer — solids	391	224	75	653	508	29	$598	$440	36
Feed	153	139	10	288	313	(8)	$531	$444	20
Industrial	213	164	30	318	291	9	$669	$565	18

	1,085	689	57	1,906	1,579	21	$569	$437	30
Cost of goods sold	(776)	(584)	33				$(407)	$(371)	10

Gross margin	309	105	194				$162	$66	145

Other miscellaneous and purchased product
Net sales	14	13	8
Cost of goods sold	(7)	(5)	40

Gross margin	7	8	(13)

Gross Margin	$316	$113	180				$166	$72	131

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  38

Phosphate gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
	2011 vs. 2010				2011 vs. 2010
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in	Net	Cost of		Change in	Net	Cost of
Dollars (millions)	Sales Volumes	Sales	Goods Sold	Total	Sales Volumes	Sales	Goods Sold	Total
Manufactured product
Fertilizer — liquids	$17	$46	$(23)	$40	$37	$102	$(59)	$80
Fertilizer — solids	39	56	(30)	65	30	104	(44)	90
Feed	2	12	(7)	7	(5)	25	(7)	13
Industrial	9	15	(18)	6	11	33	(23)	21
Change in market mix	3	(2)	(1)	—	12	(11)	(1)	—

Total manufactured product	$70	$127	$(79)	$118	$85	$253	$(134)	$204
Other miscellaneous and purchased product				(1)				(1)

Total				$117				$203

39  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á á á
Realized prices for liquid and solid fertilizers were up as the prices of these products reflected the strength in global demand and the tight supply.

Prices for feed products were up, responding less rapidly than fertilizer prices as a result of challenging livestock economics.

Industrial prices rose, but not as much as fertilizers, as they are influenced by certain longer-term contracts that lag market conditions.
á á á
Strong agricultural fundamentals drove higher demand for fertilizer products — both liquids and solids — resulting in a larger allocation of sales volumes to these products.

Solid products were further supported by increased spot sales.

Industrial demand reflected increased US manufacturing activity.
				â â	Costs were impacted by higher sulfur costs (up 56 percent). Solid fertilizer costs also reflected higher ammonia costs (up 47 percent).

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á á
Prices for phosphate products were higher due to strong crop economics, historically low inventories at the start of 2011 and higher input prices.

The largest price increases were evident in liquid and solid fertilizers, which rose on strong agricultural fundamentals and higher input costs.
á â
Fertilizer volumes grew as we allocated more production to capitalize on the higher-margin opportunity in these product lines.

Demand for feed products was impacted by higher grain prices which increased the use of substitute feed ingredients.
â â â
Costs were impacted by higher sulfur costs (up 62 percent).

Solid fertilizer costs also reflected higher ammonia costs (up 35 percent).

Fertilizer costs were higher than feed and industrial costs due to a higher allocation of fixed costs (a result of fertilizer production volumes increasing more significantly than volumes for the other products).

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  40

Nitrogen

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$571	$432	32
Freight, transportation and distribution	(22)	(20)	10

Net sales	$549	$412	33

Manufactured product
Net sales
Ammonia	$280	$177	58	514	461	11	$545	$383	42
Urea	130	100	30	316	324	(2)	$413	$310	33
Nitrogen solutions/Nitric acid/Ammonium nitrate	110	101	9	469	532	(12)	$234	$190	23

	520	378	38	1,299	1,317	(1)	$400	$287	39
Cost of goods sold	(322)	(258)	25				$(248)	$(196)	27

Gross margin	198	120	65				$152	$91	67

Other miscellaneous and purchased product
Net sales	29	34	(15)
Cost of goods sold	(18)	(29)	(38)

Gross margin	11	5	120

Gross Margin	$209	$125	67				$161	$95	69

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,117	$853	31
Freight, transportation and distribution	(45)	(44)	2

Net sales	$1,072	$809	33

Manufactured product
Net sales
Ammonia	$524	$324	62	1,028	891	15	$510	$364	40
Urea	268	221	21	647	668	(3)	$414	$331	25
Nitrogen solutions/Nitric acid/Ammonium nitrate	222	200	11	964	1,080	(11)	$230	$185	24

	1,014	745	36	2,639	2,639	—	$384	$282	36
Cost of goods sold	(621)	(497)	25				$(235)	$(188)	25

Gross margin	393	248	58				$149	$94	59

Other miscellaneous and purchased product
Net sales	58	64	(9)
Cost of goods sold	(39)	(52)	(25)

Gross margin	19	12	58

Gross Margin	$412	$260	58				$156	$99	58

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

41  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance attributable to:

	Three Months Ended June 30				Six Months Ended June 30
	2011 vs. 2010				2011 vs. 2010
		Change in				Change in
		Prices/Costs				Prices/Costs
	Change in	Net	Cost of		Change in	Net	Cost of
Dollars (millions)	Sales Volumes	Sales	Goods Sold	Total	Sales Volumes	Sales	Goods Sold	Total
Manufactured product
Ammonia	$12	$83	$(39)	$56	$28	$150	$(70)	$108
Urea	(1)	32	(13)	18	(4)	54	(19)	31
Solutions, NA, AN	(3)	20	(14)	3	(3)	43	(26)	14
Hedge	—	—	1	1	—	—	(8)	(8)
Change in market mix	(12)	12	—	—	(22)	22	—	—

Total manufactured product	$(4)	$147	$(65)	$78	$(1)	$269	$(123)	$145
Other miscellaneous and purchased product				6				7

Total				$84				$152

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  42

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2011	2010	2011	2010	2011	2010	2011	2010
Fertilizer	448	527	$428	$283	836	1,025	$401	$271
Feed	8	6	$502	$380	16	14	$496	$402
Industrial	843	784	$385	$290	1,787	1,600	$375	$289

	1,299	1,317	$400	$287	2,639	2,639	$384	$282

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á	Nitrogen fertilizer prices increased as a result of strong agricultural margins and limited global supplies of ammonia, urea and nitrogen solutions. Prices also continue to be affected by higher production costs in key producing regions.	á â
Strong industrial and agricultural demand for ammonia resulted in a larger share of production being allocated to this higher-margin product.

More production being allocated to ammonia limited production of nitrogen downstream products.
				â	Average natural gas costs in production, including hedge, increased 30 percent. Natural gas costs in Trinidad production rose 55 percent (contract price indexed, in part, to ammonia prices) while our US spot costs for natural gas used in production increased 6 percent. Including hedge losses, US gas prices increased 1 percent.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1) Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

á	Realized prices increased as a result of tight global supplies for ammonia, urea and nitrogen solutions, higher production costs in Ukraine and Western Europe and stronger agricultural and industrial demand than in 2010.	á	Ammonia sales rose as a greater percentage of our production was allocated to this higher-margin product to meet strong industrial and agricultural demand, limiting production of downstream products.	â	Average natural gas costs in production, including hedge, increased 24 percent. Natural gas costs in Trinidad production rose 48 percent while our US spot costs for natural gas used in production decreased 10 percent. Including hedge losses, US gas prices decreased 2 percent.

Expenses and Other Income

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Selling and administrative expenses	$(55)	$(33)	$(22)	67	$(130)	$(93)	$(37)	40
Provincial mining and other taxes	(60)	(17)	(43)	253	(94)	(40)	(54)	135
Share of earnings of equity-accounted investees	66	45	21	47	117	71	46	65
Dividend income	53	114	(61)	(54)	53	114	(61)	(54)
Other income (expenses)	3	(15)	18	n/m	(10)	(21)	11	(52)
Finance costs	(38)	(34)	(4)	12	(88)	(65)	(23)	35
Income taxes	(297)	(165)	(132)	80	(540)	(356)	(184)	52

n/m = not meaningful

Selling and administrative expenses were up quarter over quarter due to increased donations and expenses associated with our medium-term incentive plan and deferred share units (both were primarily impacted by our declining share price in 2010). Year over year, selling and

43  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

administrative expenses were impacted by higher accruals for deferred share units and our medium-term incentive plan (our share price increased during the first six months of 2011 and decreased for the same period in 2010) and increased community investments.

Provincial mining and other taxes are comprised mainly of the Saskatchewan Potash Production Tax (“PPT”) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by potash capital expenditures. The resource surcharge is a percentage of the value of the company’s Saskatchewan resource sales. The resource surcharge rose as a result of higher potash sales revenues in the second quarter and first half of 2011. The PPT expense in the first six months of 2011 increased as a result of higher potash profitability. There was no PPT in the first six months of 2010 due to lower profitability and loss carryforwards.

Share of earnings of equity-accounted investees, Arab Potash Company Ltd. and Sociedad Quimica y Minera de Chile S.A., was higher than last year due to increased earnings by these companies. Fewer dividends were received from ICL in 2011 compared to last year when a special dividend was received.

Finance costs were affected by senior notes being issued in the fourth quarter of 2010, the repayment of 10-year senior notes during the second quarter of 2011 and higher average outstanding commercial paper balances in 2011 compared to the same periods in 2010. Weighted average debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions) — except percentage amounts	2011	2010	Change	% Change	2011	2010	Change	% Change
Long-term debt obligations, including current portion
Weighted average outstanding	$4,258	$3,430	$828	24	$4,308	$3,477	$831	24
Weighted average effective interest rate	5.4%	5.8%	(0.4)%	(7)	5.5%	5.7%	(0.2)%	(4)
Short-term debt obligations
Weighted average outstanding	$954	$451	$503	112	$1,029	$532	$497	93
Weighted average effective interest rate	0.4%	0.5%	(0.1)%	(20)	0.3%	0.5%	(0.2)%	(40)
Total debt obligations
Weighted average outstanding	$5,212	$3,881	$1,331	34	$5,337	$4,009	$1,328	33
Weighted average effective interest rate	4.5%	5.2%	(0.7)%	(14)	4.5%	5.0%	(0.5)%	(10)

Income taxes rose due to increased income before taxes. The effective tax rate including discrete items was 26 percent (no change quarter over quarter) and decreased to 26 percent from 28 percent year over year. The income tax expense for the first half of 2011 was impacted by a current tax recovery of $21 million for previously paid withholding taxes. The income tax expense in the second quarter of 2010 was impacted by a current income tax expense ($20 million) and a deferred income tax recovery ($11 million) to adjust the 2009 income tax provision to income tax returns filed in that quarter. The income tax expense for the first half of 2010 was also impacted by a current tax expense of $18 million to adjust the 2009 income tax provision to the income tax return filed in first-quarter 2010 and a current tax recovery of $10 million for an anticipated refund of taxes paid related to forward exchange contracts. Excluding discrete items, for the first six months of 2011, 75 percent of the effective tax rate pertained to current income taxes and 25 percent related to deferred income taxes. For the first six months of 2010, the split was 76 percent current and 24 percent deferred.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 55 and 56 of our 2010 Financial Review Annual Report summarize our short- and long-term liquidity and capital resource requirements but exclude obligations with original maturities of less than one year and planned (but not legally committed) capital expenditures. The repayment of $600 million of 10-year senior notes during the second quarter of 2011 reduced the amount of long-term debt obligations as compared to those disclosed in our contractual obligations and other commitments table on page 64 in Part I Item 1 of our 2011 First Quarter Quarterly Report on Form 10-Q.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  44

Capital Expenditures

Page 21 of our 2010 Financial Review Annual Report outlines key potash construction projects and their expected cost and capacity expansion/debottlenecking. During 2011, we expect to incur capital expenditures, including capitalized interest, of approximately $1,900 million for opportunity capital, approximately $320 million to sustain operations at existing levels, approximately $110 million for major repairs and maintenance (including plant turnarounds) and approximately $70 million for site improvements.

The most significant potash projects(1) on which funds are expected to be spent in 2011, excluding capitalized interest, are outlined in the table below:

					Forecasted
				Expected Completion(2)	Remaining Spending
CDN Dollars (millions)	2011 Forecast	Total Forecast	Started	(Description)	(after 2011)
Allan, Saskatchewan	$260	$550	2008	2012 (general expansion)	$50
Cory, Saskatchewan	$190	$1,630	2007	2012 (general expansion)	$50
Picadilly, New Brunswick	$370	$1,660	2007	2013 (mine shaft and mill)	$300
Rocanville, Saskatchewan	$750	$2,800	2008	2014 (mine shaft and mill)	$1,230

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.

(2)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Cash provided by operating activities	$1,064	$996	$68	7	$1,754	$1,807	$(53)	(3)
Cash used in investing activities	(495)	(535)	40	(7)	(936)	(1,448)	512	(35)
Cash used in financing activities	(559)	(393)	(166)	42	(822)	(377)	(445)	118

The following table presents summarized working capital information as at June 30, 2011 compared to December 31, 2010:

Dollars (millions) — except ratio amounts	June 30, 2011	December 31, 2010	Change	% Change
Current assets	$2,316	$2,095	$221	11
Current liabilities	$(2,462)	$(3,144)	$682	(22)
Working capital	$(146)	$(1,049)	$903	(86)
Current ratio	0.94	0.67	0.27	40

Liquidity needs can be met through a variety of sources, including: cash generated from operations, drawdowns under our long-term revolving credit facilities, issuance of commercial paper and short-term borrowings under our line of credit. Our primary uses of funds are operating expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities.

Cash provided by operating activities grew quarter over quarter as the rise in net income exceeded the decline of changes in non-cash operating working capital (trade receivables declined slightly in 2011, while taxes and trade receivables declined significantly in 2010). Cash provided by operating activities fell year over year, despite increased net income, due primarily to changes in non-cash operating working capital, which was impacted by increased receivables during the period (reduced during 2010 due to lower

45  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

taxes receivable) and reduced payables and accrued charges during the period (increased during 2010).

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 81 percent (2010 — 73 percent) in the second quarter and 80 percent (2010 — 78 percent) in the first half of 2011 related to the potash segment. Also in the first half of 2010, additional shares in ICL were purchased.

Cash used in financing activities in the second quarter and first six months of 2011 primarily reflected repayment of 10-year senior notes at maturity. We continued to issue commercial paper in the second quarter of 2011 and repayments exceeded issuances in the first half of 2011 as a result of strong net cash inflows. In the second quarter and first half of 2010, cash used in financing activities was to repay long-term and short-term debt obligations (draws on credit facilities in the first quarter of 2010 were repaid during the first and second quarters of 2010).

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

Principal Debt Instruments

	June 30, 2011
	Total	Amount Outstanding		Amount
Dollars (millions)	Amount	and Committed		Available
Credit facilities(1)	$3,250	$1,115		$2,135
Line of credit	75	23	(2)	52

(1)	In March 2011, the company established a commercial paper program in the US. The authorized amount under the company’s commercial paper programs in Canada and the US is $1,500 million in the aggregate. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $1,115 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable under the Canadian program, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue; therefore, subsequent changes in the exchange rate applicable to Canadian dollar-denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We effectively pay floating rates of interest on our commercial paper and credit facilities, and fixed rates on our senior notes. As of June 30, 2011, interest rates ranged from 0.31 percent to 0.47 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $2,500 million and $750 million credit facilities mature December 11, 2012 and May 31, 2013, respectively. We also have a $75 million short-term line of credit that is available through August 2012 and an uncommitted $30 million letter of credit facility that is due on demand. Direct borrowings and outstanding letters of credit reduce the amounts available under these facilities. The line of credit and credit facilities have financial tests and other covenants (detailed in Note 10 to the 2010 annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any such covenants could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as of June 30, 2011.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We continue to maintain investment grade credit ratings for our long-term debt. A downgrade of the credit rating of our long-term debt by Standard & Poor’s would increase the interest rates applicable to borrowings under our syndicated credit facilities and our line of credit.

Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and US commercial paper markets primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-term Debt		Short-term Debt
	Jun 30,	Dec 31,	Jun 30,	Dec 31,
Rating (outlook)	2011	2010	2011	2010
Moody’s	Baa1 (positive)	Baa1 (positive)	P-2	n/a
Standard & Poor’s	A- (stable)	A- (negative)	A-2(1)	A-2
DBRS	n/a	n/a	R1 low	R1 low

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.
n/a = not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes were issued under US shelf registration statements.

As at June 30, 2011, our weighted average cost of capital was 10.4 percent (2010 — 10.1 percent), of which 90 percent represented equity (2010 — 89 percent).

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  46

Outstanding Share Data

We had 855,538,911 common shares issued and outstanding at June 30, 2011 compared to 853,122,693 at December 31, 2010. During the second quarter and first six months of 2011, the company issued 776,528 and 2,416,218 common shares, respectively, pursuant to the exercise of stock options and under our dividend reinvestment plan. At June 30, 2011, 30,871,641 options to purchase common shares were outstanding under the company’s nine stock option plans, as compared to 32,121,309 under eight stock option plans at December 31, 2010.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our Consolidated Statements of Financial Position or are recorded there in amounts that differ from the full contract amounts. Such principal off-balance sheet activities we undertake include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Notes 10 and 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for contingencies related to Canpotex and information on our guarantees, respectively. Refer to page 59 of our 2010 Financial Review Annual Report for information on derivative instruments. See “Cash Requirements” above and our 2010 Financial Review Annual Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price components.

Quarterly Financial Highlights

Dollars (millions) —	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share amounts	2011	2011	2010	2010	2010	2010	2009(1)	2009(1)
Sales	$2,325	$2,204	$1,813	$1,575	$1,437	$1,714	$1,099	$1,099

Gross margin	1,168	1,096	826	550	585	729	273	345

Net income	840	732	508	343	480	444	239	248

Net income per share — basic	0.98	0.86	0.58	0.39	0.54	0.50	0.27	0.28

Net income per share — diluted	0.96	0.84	0.56	0.38	0.53	0.49	0.26	0.27

(1)	As we adopted IFRS with effect from January 1, 2010, our 2009 quarterly information is presented on a Canadian GAAP basis. Accordingly, our quarterly information for 2011 and 2010 may not be comparable to that for 2009.

Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter, including the dilutive number of shares assumed for the diluted earnings per share computation; therefore, as the number of shares varies each period, quarterly amounts may not add to the annual total.

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

Related Party Transactions

Refer to Note 11 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which comply with IFRS. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 12 to the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The accounting policies used in preparing the unaudited interim condensed consolidated financial statements are consistent with those described in Notes 1 and 13 to Part I Item 1 of our 2011 First Quarter Quarterly Report on Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2011.

47  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

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

We applied IFRS as of January 1, 2010 and retrospectively applied all effective IFRS, meaning that the comparative financial information provided uses the same accounting policies throughout all periods. We also applied certain optional and mandatory exemptions as outlined in Note 13 in Part I Item 1 of our 2011 First Quarter Quarterly Report on Form 10-Q. The changes in our reported results were the result of our adoption of IFRS and not an underlying change in our business.

Risk Management

Execution of our corporate strategy requires an effective program to manage the associated risks. The PotashCorp Risk Management Framework (“the Framework”) is applied to identify and manage such risks. The Framework consists of a comprehensive risk universe, with six corporate risk categories, and corresponding identification of risk events. The major corporate categories of risks are: markets/business, distribution, operational, financial, compliance and organizational. Separately and in combination, these risks potentially threaten our strategies and could affect our ability to deliver long-term shareholder value.

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

The company recognizes damage to reputation as one of its most severe risk consequences, which is mitigated by ongoing and transparent communication with stakeholders, commitment to sustainability, and best practices in corporate governance. Moreover, significant investments and operations in a number of countries subject the company to business risks which could be exaggerated by differences in domestic culture, political and economic conditions, policies, laws and regulations. The company may also be adversely affected by changing anti-trust laws in operating jurisdictions worldwide.

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

Outlook

Even with uncertainty around macroeconomic issues — including US and European sovereign debt concerns — weighing on equity markets and investors’ tolerance for risk, the strength of agricultural fundamentals continues to provide a highly favorable environment for our business. The pursuit of higher crop yields is essential to meeting the world’s immediate and long-term food needs and is driving strong demand for all three nutrients, especially potash.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  48

While no industry is fully immune to external economic forces, the need to meet the world’s ever-increasing food supply requirements is an important challenge and a powerful force. We see evidence of this today. When investors back away from agricultural commodities, commercial buyers quickly step in to secure a share of the world’s crop production. Although crop prices are likely to fluctuate, we anticipate they will remain at levels that provide farmers with the motivation to maximize production and the confidence to invest in their most important asset -— their soil.

The ability to meet the anticipated increase in potash needs of the world’s farmers is made more challenging by a void in the supply chain that was triggered by demand deferrals amidst the economic downturn. Inventories at the distributor level remain limited, as purchased tonnes are moving quickly to farmers for use on their crops. Inventories of North American producers are also well below historical levels as we enter the traditional period for maintenance-related shutdowns. Many potash buyers globally are recognizing the tightness of world supply and are moving to secure product — a trend that we expect to continue in 2012, especially with the anticipated return of India and China to the market in a more substantial way.

These are some of the conditions we anticipated when we launched our potash expansion program in 2003. While some competitors are still working through the planning and feasibility of potential expansions, several of our projects — largely initiated and advanced during a period of lower construction and materials costs — are now completed or in advanced stages of construction. We believe they will give us the ability to increase production in a time of rising demand and higher prices and expect our expanded operational capability to be a competitive advantage for years to come.

While seldom considered by those outside the potash business, operating facilities at full capability can be a challenge as disruptions from logistical, operational and geological issues are common. We continue to estimate global demand will approximate 55-60 million tonnes in 2011, but now anticipate that meeting the upper end of the range will be constrained by what we estimate is the industry’s ability to produce.

In North America, we anticipate that robust potash demand will continue through the second half of 2011, with the majority of our product already committed for the third quarter at the previously announced price of $560 per short ton ($617 per tonne) FOB US Midwest warehouses. We expect the $30 per short ton price increase announced at the end of June will begin to be reflected in our realizations during the fourth quarter. Shipments to North American customers from all suppliers are expected to approximate 10-10.5 million tonnes for the full year.

Latin American distributors continue to move aggressively to secure potash supplies to meet strong farmer demand, with the majority of third-quarter sales volumes booked at a delivered price of $550 per tonne. We anticipate total demand in this market will reach 10-10.5 million tonnes for 2011 (including 7-7.5 million tonnes of imports to Brazil), with record consumption expected to result in low distributor inventories after its primary planting season.

Ongoing strength in demand from Asian markets outside of China and India is likely to continue as growers strive to capitalize on historically high returns for key crops such as oil palm, sugar, rice and rubber. We expect potash sales for the third quarter to reflect the previously announced price of $510 per tonne on a delivered basis and demand in this region to approximate 7.7-8.2 million tonnes this year.

China’s second-half 2011 contract with Canpotex, which included a $70-per-tonne price increase from previous contract levels, is expected to provide a steady flow of potash to this market. We anticipate China’s consumption will approximate 10.5 million tonnes this year, including imports of approximately 6-6.5 million tonnes. With limited product available to satisfy its pent-up demand through the remainder of 2011, we expect this market will end the year with reduced inventories.

India has a high agronomic need for potash and its inventories have been reduced to critically low levels, which is creating strong pressure from commercial buyers and farmers to secure new supply. Given the delay in settling new contracts and limited product availability in the second half of 2011, we now anticipate India’s annual imports will total 4-4.5 million tonnes. With its pressing need to increase crop productivity and restock depleted inventories, we expect significant Indian demand requirements in 2012.

In this environment, we forecast our 2011 potash segment gross margin will be in the range of $2.9 billion to $3.2 billion and our total shipments within the range of 9.6-10 million tonnes. Scheduled summer maintenance shutdowns and extended expansion-related downtime at our Allan facility will limit our supply of product in the second half of the year. Although we experienced a longer than expected ramp-up at our new Cory mill in the first half of 2011, we expect to begin operating at improved rates during the third quarter.

Phosphate markets are projected to remain strong through 2011, given robust fertilizer demand, the expectation of reduced Chinese exports and higher prices for phosphate rock and phosphoric acid. We anticipate improved margins for all downstream phosphate products although higher prices for input costs are expected to limit margin upside. In nitrogen, we anticipate that strong agricultural and industrial demand will support higher prices through the remainder of 2011. Given these conditions, we expect our combined phosphate and nitrogen gross margin for 2011 to be in the range of $1.4 billion to $1.6 billion.

49  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

In addition, we believe the strength of global potash market fundamentals will increase other sources of income for 2011 to a range of $330-$360 million. We now expect capital expenditures (excluding capitalized interest) for 2011 to approximate $2.2 billion, with $1.6 billion relating to our ongoing potash expansion projects.

We expect third-quarter net income per share to approximate $0.80-$1.00 per share and have raised our full-year earnings guidance to the range of $3.40-$3.80 per share.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after June 30, 2011 are forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates; expected growth, results of operations, performance, business prospects and opportunities; and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; adverse or uncertain economic conditions and changes in credit markets; the results of sales contract negotiations with major markets; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policies and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2010 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 4. Controls and Procedures

As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  50

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

Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements Regarding Coal or Other Mine Safety

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The table below presents the following information for our Aurora, Weeping Water and White Springs facilities for the three months ended June 30, 2011:

		Aurora,	Weeping		White
		North	Water,		Springs,
Three Months Ended June 30, 2011		Carolina	Nebraska		Florida
(a)	the total number of alleged violations of mandatory health or safety standards that could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Safety and Health Act of 1977 (“Act”) for which a citation was received from the Mine Safety and Health Administration (“MSHA”);	3	1		0
(b)	the total number of orders issued under section 104(b) of the Act;	0	0		0
(c)	the total number of citations received and orders issued under section 104(d) of the Act for alleged unwarrantable failures of the company to comply with mandatory health or safety standards;	0	0		0
(d)	the total number of alleged flagrant violations under section 110(b)(2) of the Act;	0	0		0
(e)	the total number of imminent danger orders issued under section 107(a) of the Act;	1	0		0
(f)	the total dollar value of proposed assessments from the MHSA under the Act;	$13,306	$2,901	*	$1,113	**
(g)	the total number of mining-related fatalities; and	0	0		0
(h)	the total number of legal actions pending before the Federal Mine Safety and Health Review Commission as of June 30, 2011.	1	1		0

During the three months ended June 30, 2011, the company did not receive any written notice from the MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Act or (b) the potential to have such a pattern.

The table above does not include any citation, order or assessment that was both issued and vacated by the MSHA during the three months ended June 30, 2011.

*	The company has challenged this assessment in a legal action pending before the Federal Mine Safety and Health Review Commission.

**	In the second quarter, two citations at White Springs were settled for $1,743.

51  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Item 6. Exhibits

(a)	Exhibits

		Incorporated by Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4	(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4	(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4	(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)

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

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  52

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f	)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g	)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h	)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f	)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g	)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g	)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e	)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p	)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l	)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m	)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l	)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m	)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o	)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x	)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm	)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r	)

53  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc	)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s	)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa	)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z	)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa	)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p	)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q	)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii	)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004
10(jj)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb	)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj	)

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  54

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc	)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd	)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee	)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff	)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm	)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a	)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq	)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

55  PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

August 5, 2011

By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 5, 2011

By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PotashCorp 2011 Second Quarter Quarterly Report on Form 10-Q  56

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4	(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4	(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4	(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(o)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)

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

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f	)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g	)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h	)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f	)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g	)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g	)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e	)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p	)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l	)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m	)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l	)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m	)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o	)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x	)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm	)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc	)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s	)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa	)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z	)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa	)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p	)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q	)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii	)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004
10(jj)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb	)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj	)

Incorporated By Reference
Exhibit			Filing Date/Period	Exhibit Number
Number	Description of Document	Form	End Date	(if different)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc	)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd	)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee	)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff	)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm	)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a	)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq	)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.