Form 10-Q
period 2011-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2011-11-04
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10351

Potash Corporation of Saskatchewan Inc.

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 — 1st Avenue South Saskatoon, Saskatchewan, Canada	S7K 7G3 (Zip Code)
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

    Yes  ☐      No  ☑

As at October 31, 2011, Potash Corporation of Saskatchewan Inc. had 856,478,084 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$394	$412
Receivables	1,327	1,059
Inventories (Note 2)	581	570
Prepaid expenses and other current assets	38	54
	2,340	2,095
Non-current assets
Property, plant and equipment	9,408	8,141
Investments in equity-accounted investees	1,166	1,051
Available-for-sale investments (Note 3)	2,491	3,842
Other assets	302	303
Intangible assets	115	115
Total Assets	$15,822	$15,547
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$882	$1,871
Payables and accrued charges	1,201	1,198
Current portion of derivative instrument liabilities	82	75
	2,165	3,144
Non-current liabilities
Long-term debt (Note 4)	3,704	3,707
Derivative instrument liabilities	193	204
Deferred income tax liabilities	1,064	737
Accrued pension and other post-retirement benefits (Note 5)	530	468
Asset retirement obligations and accrued environmental costs	614	455
Other non-current liabilities and deferred credits	85	147
Total Liabilities	8,355	8,862
Shareholders’ Equity
Share capital (Note 6)	1,468	1,431
Contributed surplus	296	308
Accumulated other comprehensive income	1,058	2,394
Retained earnings	4,645	2,552
Total Shareholders’ Equity	7,467	6,685
Total Liabilities and Shareholders’ Equity	$15,822	$15,547
Contingencies (Note 12)

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Sales (Note 7)	$2,321	$1,575	$6,850	$4,726
Freight, transportation and distribution	(129)	(119)	(410)	(373)
Cost of goods sold	(1,060)	(906)	(3,044)	(2,489)
Gross Margin	1,132	550	3,396	1,864
Selling and administrative expenses	(46)	(71)	(176)	(164)
Provincial mining and other taxes	(53)	(16)	(147)	(56)
Share of earnings of equity-accounted investees	68	51	185	122
Dividend income	41	25	94	139
Other expenses	—	(22)	(10)	(43)
Operating Income	1,142	517	3,342	1,862
Finance Costs	(37)	(22)	(125)	(87)
Income Before Income Taxes	1,105	495	3,217	1,775
Income Taxes (Note 9)	(279)	(152)	(819)	(508)
Net Income	$826	$343	$2,398	$1,267

Net Income Attributable to Common Shareholders	$826	$343	$2,398	$1,267

Net Income per Share (Note 10)
Basic	$0.96	$0.39	$2.80	$1.43
Diluted	$0.94	$0.38	$2.73	$1.39
Dividends per Share	$0.07	$0.03	$0.21	$0.10

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Net of related income taxes)	2011	2010	2011	2010
Net Income	$826	$343	$2,398	$1,267
Other comprehensive (loss) income
Net (decrease) increase in net unrealized gains on available-for- sale investments(1) (Note 3)	(983)	924	(1,351)	202
Net actuarial losses on defined benefit plans(2) (Note 5)	(125)	—	(125)	—
Net losses on derivatives designated as cash flow hedges(3)	(18)	(61)	(18)	(125)
Reclassification to income of net losses on cash flow hedges(4)	10	12	38	36
Other	(5)	5	(5)	1
Other Comprehensive (Loss) Income	(1,121)	880	(1,461)	114
Comprehensive (Loss) Income	$(295)	$1,223	$937	$1,381

Comprehensive (Loss) Income Attributable to Common Shareholders	$(295)	$1,223	$937	$1,381

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.

(2)	Net of income taxes of $(71) (2010 — $NIL) for the three and nine months ended September 30, 2011.

(3)

Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $(11) (2010 — $(37)) for the three months ended September 30, 2011 and $(11) (2010 — $(76)) for the nine months ended September 30, 2011.

(4)	Net of income taxes of $7 (2010 — $8) for the three months ended September 30, 2011 and $23 (2010 — $22) for the nine months ended September 30, 2011.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

	Equity Attributable to Common Shareholders
	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income						Retained Earnings	Total Equity
			Net unrealized gains on available-for- sale investments	Net unrealized losses on derivatives designated as cash flow hedges	Net actuarial losses on defined benefit plans (Note 5)		Other	Total Accumulated Other Comprehensive Income
Balance — January 1, 2011	$1,431	$308	$2,563	$(177)	$—	(1)	$8	$2,394	$2,552	$6,685
Net income	—	—	—	—	—		—	—	2,398	2,398
Other comprehensive (loss) income	—	—	(1,351)	20	(125)		(5)	(1,461)	—	(1,461)
Effect of share-based compensation	—	(12)	—	—	—		—	—	—	(12)
Dividends declared	—	—	—	—	—		—	—	(180)	(180)
Issuance of common shares	37	—	—	—	—		—	—	—	37
Transfer of actuarial losses on defined benefit plans	—	—	—	—	125		—	125	(125)	—
Balance — September 30, 2011	$1,468	$296	$1,212	$(157)	$—	(1)	$3	$1,058	$4,645	$7,467

(1)	Any amounts incurred during a period are cleared out to retained earnings at each period end. Therefore, no balance exists in the reserve at beginning or end of period.

	Equity Attributable to Common Shareholders
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Unrealized gains on available-for- sale investments	Net unrealized losses on derivatives designated as cash flow hedges	Net actuarial losses on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — January 1, 2010	$1,430	$273	$1,900	$(111)	$—	(1)	$9	$1,798	$2,804	$6,305
Net income	—	—	—	—	—		—	—	1,267	1,267
Other comprehensive income (loss)	—	—	202	(89)	—		1	114	—	114
Effect of share-based compensation	—	66	—	—	—		—	—	—	66
Dividends declared	—	—	—	—	—		—	—	(89)	(89)
Issuance of common shares	52	—	—	—	—		—	—	—	52
Balance — September 30, 2010	$1,482	$339	$2,102	$(200)	$—	(1)	$10	$1,912	$3,982	$7,715

(1)	Any amounts incurred during a period are cleared out to retained earnings at each period end. Therefore, no balance exists in the reserve at beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating Activities
Net income	$826	$343	$2,398	$1,267
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	122	106	374	325
Share-based compensation	3	3	22	22
Realized excess tax benefit related to share-based compensation	6	31	29	39
Provision for deferred income tax	189	13	342	88
Undistributed earnings of equity-accounted investees	(68)	(50)	(118)	(78)
Pension and other post-retirement benefits	(145)	(32)	(131)	(9)
Asset retirement obligations and accrued environmental costs	22	27	40	105
Other	9	15	(23)	70
Subtotal of adjustments	138	113	535	562
Changes in non-cash operating working capital
Receivables	(88)	(64)	(277)	326
Inventories	7	147	(14)	117
Prepaid expenses and other current assets	—	5	12	(6)
Payables and accrued charges	(18)	43	(35)	128
Subtotal of changes in non-cash operating working capital	(99)	131	(314)	565
Cash provided by operating activities	865	587	2,619	2,394
Investing Activities
Additions to property, plant and equipment	(590)	(562)	(1,523)	(1,517)
Purchase of long-term investments	—	—	—	(422)
Other assets and intangible assets	(8)	(28)	(11)	(99)
Cash used in investing activities	(598)	(590)	(1,534)	(2,038)
Cash before financing activities	267	(3)	1,085	356
Financing Activities
Proceeds from long-term debt obligations	—	—	—	400
Repayment of long-term debt obligations	—	—	(600)	(400)
(Repayments of) proceeds from short-term debt obligations	(236)	1	(395)	(332)
Dividends	(60)	(30)	(148)	(89)
Issuance of common shares	15	25	40	40
Cash used in financing activities	(281)	(4)	(1,103)	(381)
Decrease in Cash and Cash Equivalents	(14)	(7)	(18)	(25)
Cash and Cash Equivalents, Beginning of Period	408	367	412	385
Cash and Cash Equivalents, End of Period	$394	$360	$394	$360
Cash and cash equivalents comprised of:
Cash	$78	$91	$78	$91
Short-term investments	316	269	316	269
	$394	$360	$394	$360
Supplemental cash flow disclosure
Interest paid	$35	$38	$168	$143
Income taxes paid (recovered)	$91	$64	$415	$(76)

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011

(in millions of US dollars except share, per-share and percentage amounts)

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting”, and IFRS 1, “First-Time Adoption of International Financial Reporting Standards” (“IFRS 1”). Subject to certain transition elections disclosed in Note 13 to the financial statements included in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q, the company has consistently applied the same accounting policies throughout all periods presented. Note 13 referred to above describes the impact of the transition to IFRS on the company’s reported financial position and financial performance, including the nature and effect of significant changes in accounting policies from those used in its Canadian GAAP consolidated financial statements as at January 1, 2010 and December 31, 2010, and for the year ended December 31, 2010. Note 15 describes the impact of the transition to IFRS on the company’s reported financial position and financial performance as at and for the periods ended September 30, 2010. Except as disclosed in Note 14, these policies are consistent with accounting principles generally accepted in the United States (“US GAAP”) in all material respects.

These unaudited interim condensed consolidated financial statements were authorized by the Audit Committee of the Board of Directors for issue on November 4, 2011. The company will ultimately prepare its opening statement of financial position and financial statements for 2010 and 2011 by applying existing IFRS with an effective date of December 31, 2011 or prior. Accordingly, the financial statements for 2010 and 2011 may differ from these unaudited interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its wholly owned subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2010 annual consolidated financial statements and Part I Item 1, Notes 1 and 13 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q. Certain information and note disclosures which are considered material to the understanding of the company’s unaudited interim condensed consolidated financial statements and which are normally included in annual consolidated financial statements prepared in accordance with IFRS were provided in Part I Item 1, Notes 1 and 13 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q, along with reconciliations and descriptions of the effect of the transition from Canadian GAAP to IFRS on financial performance and financial position. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

These unaudited interim condensed consolidated financial statements were prepared under the historical cost convention, except for certain items not carried at historical cost as discussed in Note 1 to the financial statements included in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	6

Recent Accounting Pronouncements

The following new standards and amendments or interpretations to existing standards have been published and are mandatory for periods beginning on or after January 1, 2011, or later:

IFRS 9, Financial Instruments

In November 2009, the IASB issued guidance relating to the classification and measurement of financial assets. Under IFRS 9, financial assets will generally be measured initially at fair value plus particular transaction costs, and subsequently at either amortized cost or fair value. In October 2010, the IASB issued additions to IFRS 9 relating to accounting for financial liabilities. Under the new requirements, an entity choosing to measure a financial liability at fair value will present the portion of any change in its fair value due to changes in the entity’s own credit risk in other comprehensive income (“OCI”), rather than within profit or loss. The standard is to be applied retrospectively and will be effective for periods commencing on or after January 1, 2013. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IFRIC 14, Prepayments of a Minimum Funding Requirement

In November 2009, the International Financial Reporting Interpretations Committee (“IFRIC”) issued amendments to IFRIC 14 relating to the prepayments of a minimum funding requirement for an employee defined benefit plan. The amendments apply when an entity is subject to minimum funding requirements and makes an early payment of contributions to cover those requirements. The amendments permit such an entity to treat the benefit of such an early payment as an asset. The amendment must be applied from the beginning of the first comparative period presented in the first financial statements in which the amendment is applied and became effective for periods commencing on or after January 1, 2011. The company has applied these amendments, which had no effect on these unaudited interim condensed consolidated financial statements.

Amendments to IFRS 7, Financial Instruments: Disclosures

In May 2010, the IASB issued amendments to IFRS 7 as part of its annual improvements process. The amendments addressed various requirements relating to the disclosure of financial instruments and are effective for annual periods commencing on or after January 1, 2011.

Amendments to IFRS 7, Disclosures — Transfers of Financial Assets

In October 2010, the IASB issued amendments to IFRS 7, “Financial Instruments: Disclosures”. The amendments require entities to provide additional disclosures to assist users of financial statements in evaluating the risk exposures relating to transfers of financial assets that are not derecognized or for which the entity has a continuing involvement in the transferred asset. The amendments became effective for annual periods beginning on or after July 1, 2011. The company does not typically retain any continuing involvement in financial assets once transferred. It has applied these amendments, which had no effect on these unaudited interim condensed consolidated financial statements.

IFRS 10, Consolidated Financial Statements

In May 2011, the IASB issued guidance establishing principles for the presentation and preparation of consolidated financial statements when an entity controls one or more other entities. IFRS 10 (which supersedes IAS 27 and Standing Interpretations Committee (“SIC”) 12) builds on existing principles by identifying the concept of control as the determining factor in whether an entity should be included within the consolidated financial statements of the parent company. The standard provides additional guidance to assist in the determination of control where this is difficult to assess. The standard is to be applied retrospectively, in most circumstances, and will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

IFRS 11, Joint Arrangements

In May 2011, the IASB issued guidance establishing principles for financial reporting by parties to a joint arrangement. IFRS 11 (which supersedes IAS 31 and SIC 13) requires a party to a joint arrangement to determine the type of joint arrangement in which it is involved, either a joint operation or a joint venture, by assessing its rights and obligations arising from the arrangement. The existing policy choice of proportionate consolidation for jointly controlled entities has been eliminated and under IFRS 11, equity accounting is mandatory for participants in joint ventures. The standard is to be applied prospectively and will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

7	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

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

IFRS 13, Fair Value Measurement

In May 2011, the IASB issued guidance establishing a single source for fair value measurement. IFRS 13 defines fair value, sets out a framework for measuring fair value and introduces consistent requirements for disclosures on fair value measurements. It does not determine when an asset, a liability or an entity’s own equity instrument is measured at fair value. Rather, the measurement and disclosure requirements of IFRS 13 apply when another IFRS requires or permits the item to be measured at fair value, with limited exceptions. The standard is to be applied prospectively and will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IAS 1, Presentation of Financial Statements

In June 2011, the IASB issued amendments to IAS 1 requiring items within OCI that may be reclassified to the profit or loss section of the income statement to be grouped together. The amendments are to be applied retrospectively and will be effective for annual periods commencing on or after July 1, 2012, with earlier application permitted. The company is currently reviewing these amendments to determine the potential impact on its consolidated financial statements.

Amendments to IAS 19, Employee Benefits

In June 2011, the IASB issued amendments to IAS 19 relating to the recognition and measurement of post-employment defined benefit expense and termination benefits, and to the disclosures for all employee benefits. The amendments are to be applied retrospectively, except for changes to the carrying value of assets that include capitalized employee benefit costs, which are to be applied prospectively. The amendments will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing these amendments to determine the potential impact on its consolidated financial statements.

IFRIC 20, Stripping Costs in the Production Phase of a Surface Mine

In October 2011, the IFRIC issued IFRIC 20 clarifying the requirements for accounting for stripping costs in the production phase of a surface mine. This interpretation clarifies when production stripping should lead to the recognition of an asset and how that asset should be measured, both initially and in subsequent periods. The interpretation will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is currently reviewing this interpretation to determine the potential impact, if any, on its consolidated financial statements.

2.	Inventories

	September 30, 2011	December 31, 2010
Finished products	$252	$255
Intermediate products	100	127
Raw materials	88	65
Materials and supplies	141	123
	$581	$570

3.	Available-for-Sale Investments

The company assesses at the end of each reporting period whether there is objective evidence that a financial asset or group of financial assets is impaired. In the case of equity instruments classified as available-for-sale, for which unrealized gains and losses are generally recognized in OCI, a significant or prolonged decline in the fair value of the investment below its cost may be evidence that the assets are impaired. If objective evidence of impairment were to exist, the impaired amount (i.e., the unrealized loss) would be recognized in net income; any subsequent reversals would be recognized in OCI and would not flow back into net income.

At September 30, 2011, the company assessed whether there was objective evidence that its investment in Sinofert Holdings Limited (“Sinofert”) was impaired. The fair value of the investment, recorded in the consolidated statements of financial position, was $396 compared to the cost of $575. Factors considered in assessing impairment included the length of time and extent to which fair value had been below cost, and current financial and market conditions specific to Sinofert and the Chinese market.

The company concluded that objective evidence of impairment did not exist as at September 30, 2011 and, as a result, the unrealized holding loss of $179 was included in OCI. Impairment will be assessed again in future reporting periods if the fair value is below cost.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	8

4.	Long-Term Debt

On May 31, 2011, the company fully repaid $600 of 7.750 percent 10-year senior notes.

5.	Pension and Other Post-Retirement Benefits

During the nine months ended September 30, 2011, the company contributed $156 to its defined benefit pension plans.

A remeasurement of the defined benefit plan assets and liabilities was performed at September 30, 2011. As a result of a loss on pension plan assets and a significant change in the discount rate, the company recorded net actuarial losses on defined benefit plans of $125 in OCI, which was recognized immediately in retained earnings at September 30, 2011. The company’s pension plan assets decreased by $33, defined benefit pension and other post-retirement benefit liabilities increased by $163 and deferred income tax liabilities decreased by $71 at September 30, 2011.

The discount rate used to determine the benefit obligation for the company’s significant plans at September 30, 2011 was 4.75 percent.

The benefit obligations and plan assets for the company’s pension and other post-retirement plans were as follows:

	September 30, 2011	December 31, 2010
Present value of defined benefit obligations	$(1,379)	$(1,191)
Fair value of plan assets	875	753
Funded status	(504)	(438)
Past service costs not recognized in statements of financial position	(12)	(13)
Accrued pension and other post-retirement benefit liabilities	$(516)	$(451)
Amounts included in:
Other assets	$23	$26
Liabilities
Current	(9)	(9)
Long-term	(530)	(468)
	$(516)	$(451)

6.	Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2010	853,122,693	$1,431
Issued under option plans	3,234,318	35
Issued for dividend reinvestment plan	30,663	2
Balance — September 30, 2011	856,387,674	$1,468

9	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

7.	Segment Information

The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer, its chief operating decision maker, that are used to make strategic decisions. The company has three reportable operating segments: potash, phosphate and nitrogen. These operating segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,035	$690	$596	$—	$2,321
Freight, transportation and distribution	(59)	(46)	(24)	—	(129)
Net sales — third party	976	644	572	—
Cost of goods sold	(276)	(475)	(309)	—	(1,060)
Gross margin	700	169	263	—	1,132
Depreciation and amortization	(33)	(55)	(32)	(2)	(122)
Inter-segment sales	—	—	56	—	—

	Three Months Ended September 30, 2010
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$637	$536	$402	$—	$1,575
Freight, transportation and distribution	(55)	(44)	(20)	—	(119)
Net sales — third party	582	492	382	—
Cost of goods sold	(243)	(396)	(267)	—	(906)
Gross margin	339	96	115	—	550
Depreciation and amortization	(28)	(49)	(27)	(2)	(106)
Inter-segment sales	—	—	27	—	—

	Nine Months Ended September 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$3,265	$1,872	$1,713	$—	$6,850
Freight, transportation and distribution	(212)	(129)	(69)	—	(410)
Net sales — third party	3,053	1,743	1,644	—
Cost of goods sold	(817)	(1,258)	(969)	—	(3,044)
Gross margin	2,236	485	675	—	3,396
Depreciation and amortization	(112)	(159)	(97)	(6)	(374)
Inter-segment sales	—	—	133	—	—

	Nine Months Ended September 30, 2010
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$2,170	$1,301	$1,255	$—	$4,726
Freight, transportation and distribution	(202)	(107)	(64)	—	(373)
Net sales — third party	1,968	1,194	1,191	—
Cost of goods sold	(688)	(985)	(816)	—	(2,489)
Gross margin	1,280	209	375	—	1,864
Depreciation and amortization	(87)	(145)	(87)	(6)	(325)
Inter-segment sales	—	—	81	—	—

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	10

Assets	Potash	Phosphate	Nitrogen	All Others	Consolidated
Assets at September 30, 2011	$7,143	$2,672	$1,891	$4,116	$15,822
Assets at December 31, 2010	$5,773	$2,395	$1,808	$5,571	$15,547
Change in assets	$1,370	$277	$83	$(1,455)	$275
Additions to property, plant and equipment (nine months ended September 30, 2011)	$1,238	$133	$117	$35	$1,523

8.	Share-Based Compensation

On May 12, 2011, the company’s shareholders approved the 2011 Performance Option Plan under which the company may, after February 22, 2011 and before January 1, 2012, issue options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2011, options to purchase a total of 1,144,100 common shares had been granted under the plan. The weighted average fair value of options granted was $23.64 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Expected dividend	$0.28
Expected volatility	52%
Risk-free interest rate	2.29%
Expected life of options	5.5 years

9.	Income Taxes

A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

For the three months ended September 30, 2011, the company’s income tax expense was $279 (2010 — $152). For the nine months ended September 30, 2011, its income tax expense was $819 (2010 — $508). The actual effective tax rate including discrete items for the three and nine months ended September 30, 2011 was 25 percent (2010 — 31 percent and 29 percent, respectively). Total discrete tax adjustments that impacted the rate in the three months ended September 30, 2011 resulted in an income tax recovery of $5 compared to an income tax expense of $17 in the same period last year. Total discrete tax adjustments that impacted the rate in the nine months ended September 30, 2011 resulted in an income tax recovery of $29 compared to an income tax expense of $42 in the same period last year. Significant items recorded included the following:

•	In first-quarter 2011, a current tax recovery of $21 for previously paid withholding taxes;

•	In third-quarter 2011, a current tax recovery of $12 due to income tax losses in a foreign jurisdiction;

•	In the first nine months of 2010, a tax expense of $34 to adjust the 2009 income tax provision to the income tax returns filed for that year.

Income tax balances within the consolidated statements of financial position were comprised of the following:

Income tax assets (liabilities)	Statements of Financial Position Location	September 30, 2011	December 31, 2010
Current income tax assets:
Current	Receivables	$28	$46
Non-current	Other assets	114	122
Deferred income tax assets	Other assets	22	38
Total income tax assets		$164	$206
Current income tax liabilities:
Current	Payables and accrued charges	$(179)	$(167)
Non-current	Other non-current liabilities and deferred credits	(80)	(142)
Deferred income tax liabilities	Deferred income tax liabilities	(1,064)	(737)
Total income tax liabilities		$(1,323)	$(1,046)

11	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

10.	Net Income per Share

Basic net income per share for the quarter is calculated on the weighted average number of shares issued and outstanding for the three months ended September 30, 2011 of 856,022,000 (2010 — 890,913,000). Basic net income per share for the nine months ended September 30, 2011 is calculated based on the weighted average number of shares issued and outstanding for the period of 855,024,000 (2010 — 889,475,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming the exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period and the effect were dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended September 30, 2011 was 876,959,000 (2010 — 915,694,000) and for the nine months ended September 30, 2011 was 876,844,000 (2010 — 914,448,000).

Excluded from the calculation of diluted net income per share were weighted average options outstanding of 1,392,450 relating to the 2008 Performance Option Plan, as the options’ exercise prices were greater than the average market price of common shares for the period.

11.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, the second quarter of the year is when fertilizer sales will be highest, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

12.	Contingencies

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through September 30, 2011, there were no such operating losses or other liabilities.

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

•

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. In September 2005, Ashley II of Charleston, L.L.C. (“Ashley II”), the current owner of the Planters Property, filed a complaint in the United States District Court for the District of South Carolina seeking a declaratory judgment that PCS Nitrogen is liable to pay environmental response costs that Ashley II alleges it has incurred and will incur in connection with response activities at the site. After the Phase II trial, the district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. PCS Nitrogen and other responsible parties filed motions for amendment of the decision, and the Court ruled on those motions in May 2011. The Court’s amended judgment did not alter the 30 percent allocation of liability to PCS but did award relief to PCS under a contractual indemnification claim. PCS and another responsible party have

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	12

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

•

PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in the performance of a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of the USEPA’s past costs. The removal activities commenced at the Site in August 2007. The cost of performing the removal action at the Site is estimated at $75. The Settling Parties have initiated CERCLA contribution litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, the USEPA has investigated sediments downstream of the Site in what is called “Operable Unit 1”. In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6. The USEPA issued a Unilateral Administrative Order (UAO) dated September 29, 2011 to a number of entities, requiring them to implement the remedy for Operable Unit 1. PCS Phosphate did not receive the UAO. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the UAO.

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

•

In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility, a sinkhole was discovered that resulted in the loss of approximately 82 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. The company incurred costs of $17 to address the sinkhole between the time of discovery through completion of remediation in July 2011. In December 2010, the company entered into a consent order with the Florida Department of Environmental Protection pursuant to which the company agreed to, among other things, remediate the sinkhole and perform additional monitoring of the groundwater quality and hydrogeologic conditions related to the sinkhole collapse. The company also entered into an order on consent with the USEPA. In May 2011, the USEPA and the Board of Directors approved the company’s proposal to implement certain mitigation measures to meet the goals of the USEPA order on consent. The company remeasured the asset retirement obligation (“ARO”) for the White Springs gypsum stacks to account for the measures identified in the proposal. This remeasurement resulted in a $39 adjustment to the ARO, of which $33 was capitalized as an addition to the related long-lived asset and $6 was expensed in the first quarter of 2011.

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

13	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

•

The USEPA has also begun an initiative to evaluate compliance with the Clean Air Act at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, the USEPA has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA has notified the company of various alleged violations of the Clean Air Act at its Geismar, Louisiana plant. The government has demanded process changes and penalties that would cost a total of approximately $30, but the company denies that it has any liability for the Geismar, Louisiana matter. Although the company is proceeding with planning and permitting for the process changes demanded by the government, the company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the USEPA requested that the company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs, Florida sulfuric acid plants. The company participated in such meeting but, at this time, is unable to evaluate if it has any exposure.

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

•

In December 2010, the USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted at the company’s White Springs, Florida plant. The revised nutrient criteria will become part of Florida’s water quality standards in March 2012. Projected capital costs resulting from the rule could be in excess of $100 for the company’s White Springs, Florida plant, and there is no guarantee that controls can be implemented that are capable of achieving compliance with the revised nutrient standards under all flow conditions. This estimate assumes that the rule survives court challenges and that none of the site-specific mechanisms for relief from the revised nutrient criteria are available to the White Springs, Florida plant. Various judicial challenges to the rule have been filed, including one lawsuit by The Fertilizer Institute (“TFI”) and White Springs. On June 15, 2011, TFI, White Springs and additional parties filed a Motion for Summary Judgment seeking, among other things, to vacate the USEPA rule. On September 15, 2011, the USEPA filed its Motion for Summary Judgment seeking to uphold its rule. The prospects for a rule to be implemented as issued by the USEPA and the availability of the site-specific mechanisms are uncertain.

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

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	14

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

The company was notified on May 2, 2011 that Mosaic believes that it has satisfied its obligation to produce potash at the Esterhazy mine for the company under the mining and processing agreement and as such it has no further obligation to deliver potash to the company from the Esterhazy mine, other than the company’s remaining inventory. The company disagreed and sought relief from the Court. On June 30, 2011, an injunction order was issued by the Court requiring delivery pursuant to the terms of the mining and processing agreement pending trial or a further order of the Court (“Injunction Order”). The trial is currently scheduled to commence in January 2012. Like every applicant for injunctive relief, the company was required to provide an undertaking to pay any damages that may be occasioned to Mosaic as a result of the granting of the injunction should it later be shown that Mosaic had, by reason of the injunction, sustained any damages which the company ought to pay. The company does not believe that Mosaic will be entitled to any damages arising from the issuance of the Injunction Order. On July 18, 2011, Mosaic filed a Notice of Appeal with the Court of Appeal for Saskatchewan (“Court of Appeal”) appealing the Injunction Order and seeking to set it aside. On October 24, 2011, the Court of Appeal dismissed Mosaic’s appeal of the Injunction Order.

The company will continue to assert its position in this litigation vigorously and it denies liability to Mosaic in connection with its counterclaim.

•

Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit issued an opinion directing the trial court to dismiss certain of the plaintiffs’ claims. The plaintiffs have petitioned for rehearing en banc and proceedings are ongoing.

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

13.	Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside of North America exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the three months ended September 30, 2011 were $497 (2010 — $283) and nine months ended September 30, 2011 were $1,537 (2010 — $874). At September 30, 2011, $334 (December 31, 2010 — $298) was owing from Canpotex. Sales to Canpotex are at prevailing market prices and account balances resulting from the Canpotex transactions are settled on normal trade terms.

15	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

14.	Reconciliation of IFRS and US GAAP

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

(g) Pension and other post-retirement benefits:  Under US GAAP, the company recognizes the difference between the benefit obligation and the fair value of plan assets in the consolidated statements of financial position with the offset to OCI. Amounts in OCI are amortized to net income. Under IFRS, actuarial gains and losses are recognized directly in OCI and cleared out to retained earnings without ever being amortized to net income. Unrecognized prior service costs are not recognized in OCI, but are amortized to net income over the average remaining vesting period.

(h) Offsetting of certain amounts:  US GAAP requires an entity to adopt a policy of either offsetting or not offsetting fair value amounts recognized for derivative instruments and for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted a policy to offset such amounts. Under IFRS, offsetting of margin deposits is not permitted.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	16

(i) Share-based compensation:  Under IFRS, stock options are recognized over the service period, which for PotashCorp is established by the option performance period. Under US GAAP, stock options are recognized over the requisite service period, which does not commence until the option plan is approved by the company’s shareholders and options are granted thereunder.

Performance Option Plan Year	Service Period Commenced
	IFRS	US GAAP
2008	January 1, 2008	May 8, 2008
2009	January 1, 2009	May 7, 2009
2010	January 1, 2010	May 6, 2010
2011	January 1, 2011	May 12, 2011

This difference impacts the share-based compensation cost recorded and may impact diluted earnings per share.

Further, under IFRS the company recognized an estimate of compensation cost in relation to performance options for which service commenced but which had not yet been granted. Specifically, an estimate of compensation cost was recognized at the end of the first quarter of 2011 in relation to the 2011 Performance Option Plan, which was approved by shareholders at the company’s annual meeting on May 12, 2011, for which service commenced but for which performance options had not yet been granted. The compensation cost recognized was reconciled in the second quarter once options were granted. Under US GAAP, no compensation cost is recognized until the option plans are approved.

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

17	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

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

(r) Cash flow statements:  US GAAP requires the disclosure of income taxes paid. IFRS require the disclosure of income tax cash flows, which would include any income taxes recovered during the period. For the three and nine months ended September 30, 2011, income taxes paid under US GAAP were $104 (2010 — $74) and $462 (2010 — $145), respectively. Under IFRS, interest paid is not reduced for the effects of capitalized interest whereas under US GAAP this amount is net of capitalized interest. Interest paid under US GAAP for the three and nine months ended September 30, 2011 was $14 (2010 — $1) and $105 (2010 — $55), respectively.

(s) Diluted weighted average shares outstanding:  Under US GAAP, the year-to-date diluted earnings per share is based on the weighted average of each interim period’s dilutive incremental shares making up the year-to-date period. Under IFRS, diluted shares are determined independently on a year-to-date basis for the period.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	18

The application of US GAAP, as described above, would have had the following effects on net income, net income per share, total assets and shareholders’ equity.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income as reported — IFRS	$826	$343	$2,398	$1,267
Items increasing (decreasing) reported net income
Inventory valuation(a)	—	—	—	1
Manufacturing cost variances(a)	18	49	4	34
Share of earnings of equity-accounted investees(b)	—	—	(1)	—
Major repairs and maintenance(c)	(7)	(28)	(19)	(36)
Borrowing costs(c)	4	3	11	9
Asset impairment, writedowns and recoveries(d)	—	6	(1)	(26)
Depreciation and amortization(e)	2	2	7	6
Exploration costs(f)	1	—	—	(1)
Pension and other post-retirement benefits(g)	(6)	(6)	(16)	(18)
Share-based compensation(i)	(2)	(1)	—	—
Stripping costs(j)	(1)	(1)	4	(16)
Asset retirement obligations(k)	26	8	37	33
Constructive obligations(k)	—	(1)	—	(1)
Deferred income taxes relating to the above adjustments(l)	(9)	(8)	(7)	2
Income taxes related to US GAAP effective income tax rate(m)	5	3	7	5
Income taxes related to share-based employee compensation(n)	3	—	3	—
Uncertain income tax positions(o)	1	(14)	7	(23)
Income taxes related to intragroup transactions(p)	5	8	2	26
Net income — US GAAP	$866	$363	$2,436	$1,262
Basic weighted average shares outstanding — US GAAP	856,022,000	890,913,000	855,024,000	889,475,000
Diluted weighted average shares outstanding — US GAAP(I,s)	876,948,000	915,656,000	876,624,000	914,409,000
Basic net income per share — US GAAP	$1.01	$0.41	$2.85	$1.42
Diluted net income per share — US GAAP	$0.99	$0.40	$2.78	$1.38
References relate to differences between IFRS and US GAAP described above.
			September 30, 2011	December 31, 2010
Total assets as reported — IFRS			$15,822	$15,547
Items increasing (decreasing) reported total assets
Investment in equity-accounted investees(b)			42	40
Property, plant and equipment(d, e)			(102)	(109)
Major repairs and maintenance(c)			(71)	(52)
Borrowing costs(c)			36	25
Goodwill(d)			(47)	(47)
Asset impairment, writedowns and recoveries(d)			(6)	(5)
Exploration costs(f)			(14)	(14)
Margin deposits associated with derivative instruments(h)			(172)	(198)
Stripping costs(j)			(58)	(62)
Asset retirement obligations(k)			(117)	(46)
Uncertain income tax positions(o)			(69)	(122)
Income taxes related to intragroup transactions(p)			12	15
Deferred income tax asset due to US GAAP adjustments			(13)	(13)
Reclassification of deferred income taxes(q)			21	28
Total assets — US GAAP			$15,264	$14,987

References relate to differences between IFRS and US GAAP described above.

19	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

	0	0
	September 30, 2011	December 31, 2010
Total shareholders’ equity as reported — IFRS	$7,467	$6,685
Items increasing (decreasing) reported shareholders’ equity
Manufacturing cost variances(a)	4	—
Share of earnings of equity-accounted investees(b)	41	42
Major repairs and maintenance(c)	(71)	(52)
Borrowing costs(c)	36	25
Asset impairment, writedowns and recoveries(d)	(257)	(256)
Depreciation and amortization(e)	102	95
Exploration costs(f)	(14)	(14)
Pension and other post-retirement benefits(g)	14	13
Stripping costs(j)	(58)	(62)
Asset retirement obligations(k)	116	79
Constructive obligations(k)	5	5
Deferred income taxes relating to the above adjustments(l)	1	12
Income taxes related to US GAAP effective income tax rate(m)	(40)	(47)
Deferred income taxes on share-based compensation(n)	(88)	(148)
Uncertain income tax positions(o)	40	33
Income taxes related to intragroup transactions(p)	8	6
Shareholders’ equity — US GAAP	$7,306	$6,416

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

Fair Values of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

Derivative Instrument Assets (Liabilities)(1)	Statements of Financial Position Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Natural gas derivatives	Prepaid expenses and other current assets	$2	$—
Natural gas derivatives	Other assets	2	—
Natural gas derivatives	Current portion of derivative instrument liabilities	(58)	(75)
Natural gas derivatives	Derivative instrument liabilities	(193)	(204)
Total derivatives designated as hedging instruments		(247)	(279)
Derivatives not designated as hedging instruments:
Natural gas derivatives	Current portion of derivative instrument liabilities	(1)	—
Foreign currency derivatives	Prepaid expenses and other current assets	—	5
Foreign currency derivatives	Current portion of derivative instrument liabilities	(23)	—
Total derivatives not designated as hedging instruments		$(24)	$5

(1)	All fair value amounts are gross and exclude netted cash collateral balances.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	20

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Natural gas derivatives	$(29)	$(98)	Cost of goods sold	$(17)	$(20)	Cost of goods sold	$—	$—

		Amount of (Loss) Gain Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2011	2010
Natural gas derivatives	Cost of goods sold	$(1)	$—
Foreign currency derivatives	Other expenses	$(23)	$10

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Natural gas derivatives	$(29)	$(201)	Cost of goods sold	$(61)	$(58)	Cost of goods sold	$—	$—

		Amount of (Loss) Gain Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income	2011	2010
Natural gas derivatives	Cost of goods sold	$(1)	$—
Foreign currency derivatives	Other expenses	$(12)	$1

21	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

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

Certain derivative instruments of the company contain provisions that require its debt to maintain specified credit ratings from two major credit rating agencies. If the company’s debt were to fall below the specified ratings, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on September 30, 2011 was $252, for which the company has posted collateral of $172 in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2011, the company would have been required to post an additional $77 of collateral to its counterparties.

Market Risk

Market risk is the risk that financial instrument fair values will fluctuate due to changes in market prices. The significant market risks to which the company is exposed are foreign exchange risk and price risk (related to natural gas used in operations).

Foreign Exchange Risk

At September 30, 2011, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $530 (December 31, 2010 — $170) at an average exchange rate of 1.0041 (December 31, 2010 — 1.0170) per US dollar with maturities in 2011. At September 30, 2011, the company had foreign currency swaps to sell US dollars and receive Canadian dollars in the notional amount of $NIL (December 31, 2010 — $69) at an average exchange rate of NIL (December 31, 2010 — 1.0174) per US dollar.

Price Risk

At September 30, 2011, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps for which it has price risk exposure; derivatives represented a notional amount of 51 million MMBtu with maturities in 2011 through 2019. At December 31, 2010, the notional amount of swaps was 103 million MMBtu with maturities in 2011 through 2019.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	22

Fair Value

Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors.

Presented below is a comparison of the fair value of each financial instrument to its carrying value.

	September 30, 2011		December 31, 2010
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative instrument assets
Natural gas derivatives	$4	$4	$—	$—
Foreign currency derivatives	—	—	5	5
Investments in ICL and Sinofert	2,491	2,491	3,842	3,842
Derivative instrument liabilities
Natural gas derivatives	(252)	(252)	(279)	(279)
Foreign currency derivatives	(23)	(23)	—	—
Long-term debt
Senior notes	(3,750)	(4,194)	(4,350)	(4,525)
Other	(7)	(7)	(8)	(8)

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges is assumed to approximate carrying value. The fair value of the company’s senior notes at September 30, 2011 reflected the yield valuation based on observed market prices. Yield on senior notes ranged from 1.04 percent to 4.61 percent (December 31, 2010 — 1.08 percent to 5.66 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

Interest rates used to discount estimated cash flows related to derivative instruments that were not traded in an active market at September 30, 2011 were between 0.48 percent and 5.73 percent (December 31, 2010 — between 0.47 percent and 4.31 percent) depending on the settlement date.

The following table presents the company’s fair value hierarchy for those financial assets and financial liabilities carried at fair value at September 30, 2011.

		Fair Value Measurements at Reporting Date Using:
Description	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2011
Derivative instrument assets
Natural gas derivatives	$4	$—		$—		$4	(2)
Investments in ICL and Sinofert	2,491	2,491	(1)	—		—
Derivative instrument liabilities
Natural gas derivatives	(252)	—		(34	)(2)	(218	)(2)
Foreign currency derivatives	(23)	—		(23	)(1)	—

December 31, 2010
Derivative instrument assets
Foreign currency derivatives	$5	$—		$5		$—
Investments in ICL and Sinofert	3,842	3,842		—		—
Derivative instrument liabilities
Natural gas derivatives	(279)	—		(55)		(224)

(1)	During the period ending September 30, 2011, there were no transfers between Level 1 and Level 2.

(2)

During the period ending September 30, 2011, there were no transfers into Level 3 and $4 was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now mature within 36 months. Company policy is to recognize transfers at the end of the reporting period.

23	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Natural Gas Hedging Derivatives
	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010
Balance, beginning of period	$(224)	$(119)
Total losses (realized and unrealized) before income taxes
Included in earnings (cost of goods sold)	(20)	(36)
Included in other comprehensive income	(1)	(126)
Settlements	27	46
Transfers out of Level 3	4	11
Balance, end of period	$(214)	$(224)

Pension and Other Post-Retirement Expenses

	Three Months Ended September 30		Nine Months Ended September 30
Defined Benefit Pension Plans	2011	2010	2011	2010
Service cost	$6	$5	$18	$15
Interest cost	13	12	37	35
Expected return on plan assets	(14)	(12)	(40)	(35)
Net amortization	6	6	18	19
Net expense	$11	$11	$33	$34

	Three Months Ended September 30		Nine Months Ended September 30
Other Post-Retirement Plans	2011	2010	2011	2010
Service cost	$2	$1	$6	$5
Interest cost	4	4	12	12
Net amortization	(1)	—	(2)	(1)
Net expense	$5	$5	$16	$16

For the three months ended September 30, 2011, the company contributed $151 to its defined benefit pension plans, $9 to its defined contribution pension plans and $1 to its other post-retirement plans. Contributions for the nine months ended September 30, 2011 were $156 to its defined benefit pension plans, $25 to its defined contribution pension plans and $6 to its other post-retirement plans. Approximately $193 is expected to be contributed by the company to all pension and post-retirement plans during 2011.

Uncertainty in Income Taxes

During the three and nine months ended September 30, 2011, unrecognized income tax adjustments decreased $34 and $69, respectively. The company currently expects that a reduction in the range of $9 to $11 of unrecognized income tax adjustments may occur within 12 months as a result of projected resolutions of worldwide income tax disputes.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	24

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

The company enters into agreements in the normal course of business that may contain features which meet the definition of a guarantee. Various debt obligations (such as overdrafts, lines of credit with counterparties for derivatives and back-to-back loan arrangements) and other commitments (such as railcar leases) related to certain subsidiaries and investees have been directly guaranteed by the company under such agreements with third parties. The company would be required to perform on these guarantees in the event of default by the guaranteed parties. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2011, the maximum potential amount of future (undiscounted) payments under significant guarantees provided to third parties approximated $561. It is unlikely that these guarantees will be drawn upon, and since the maximum potential amount of future payments does not consider the possibility of recovery under recourse or collateral provisions, this amount is not indicative of future cash requirements or the company’s expected losses from these arrangements. At September 30, 2011, no subsidiary balances subject to guarantees were outstanding in connection with the company’s cash management facilities, and it had no liabilities recorded for other obligations other than subsidiary bank borrowings of approximately $6.

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

The company has met its financial assurance responsibilities as of September 30, 2011. Costs associated with the retirement of long-lived tangible assets have been accrued in the accompanying unaudited interim condensed consolidated financial statements to the extent that a legal or constructive liability to retire such assets exists.

During the period, the company entered into various other commercial letters of credit in the normal course of operations. As at September 30, 2011, $50 of letters of credit were outstanding.

The company expects that it will be able to satisfy all applicable credit support requirements without disrupting normal business operations.

25	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

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

Goodwill Impairment

In September 2011, the FASB amended the guidance on testing for goodwill impairment whereby entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company is currently reviewing the impact, if any, on its consolidated financial statements.

15.	Transition to IFRS

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

Changes in Accounting Policies

The key areas where the company has identified that accounting policies will differ or where accounting policy decisions are necessary that may impact its consolidated financial statements and the impact of transition policy choices made under IFRS 1 are described in Note 13 to the financial statements in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q. The following table outlines some of these key areas related to the reconciliations from Canadian GAAP to IFRS. Since accounting policies and standards may change in the period between these unaudited interim condensed consolidated financial statements and the company’s first annual consolidated financial statements that comply with IFRS, the table below reflects the differences between IFRS and previous Canadian GAAP that are expected to apply. See Note 13 to financial statements in Part I Item 1 of the company’s 2011 First Quarter Quarterly Report on Form 10-Q for further details.

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

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	26

Accounting Policy Area	Differences from Previous Canadian GAAP
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

(c) Property, Plant and Equipment

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

(d) Investments

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

(e) Inventories	Under IFRS, at interim periods, price, efficiency, spending and volume variances of a manufacturing entity will be recognized in income to the same extent that those variances will be recognized in income at financial year-end. Under IFRS, deferral of variances that are expected to be absorbed by year-end is not appropriate because it could result in reporting inventory at the interim date at more or less than its portion of the actual cost of manufacture. Under Canadian GAAP, variances that were planned and expected to be absorbed by the end of the year were ordinarily deferred at the end of an interim period. Net income and equity for annual periods will not be affected.
(f) Borrowing Costs	Under IFRS, borrowing costs will be capitalized to assets which take a substantial time to develop or construct using a capitalization rate based on the weighted average interest rate on all of the company’s outstanding third-party debt. Under the company’s Canadian GAAP policy, the interest capitalization rate was based only on the weighted average interest rate on third-party long-term debt.

27	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Accounting Policy Area	Differences from Previous Canadian GAAP
(g) Share-Based Payments

IFRS 2, “Share-Based Payments”, requires that cash-settled share-based payments to employees be measured (both initially and at each reporting date) based on fair value of the awards. Canadian GAAP required that such payments be measured based on the intrinsic value of the awards. This difference is expected to impact the accounting measurement of some of the company’s cash-settled employee incentive plans, such as its performance unit incentive plan.

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

(h) Impairment of Assets

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

Under IFRS, adjustments relating to a change in tax rates will be recognized in the same category of comprehensive income in which the original amounts were recognized. Under Canadian GAAP, such adjustments were recognized in net income, regardless of the category in which the original amounts were recognized. In addition, adjustments to foreign exchange gains on deferred income tax liabilities originally recognized in other comprehensive income will be recorded in other comprehensive income under IFRS, but were recorded in net income under Canadian GAAP.

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

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	28

Reconciliations from Canadian GAAP to IFRS

Reconciliation of Net Income

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net Income — Canadian GAAP	$403	$1,324
IFRS adjustments to net income:
Policy choices
Employee benefits — Actuarial gains and losses(a)	7	20
Other
Provisions — Changes in asset retirement obligations(b)	(8)	(33)
Property, plant and equipment(c)	28	36
Manufacturing cost variances at interim periods(e)	(48)	(33)
Borrowing costs(f)	(3)	(9)
Employee benefits — Past service costs(a)	(1)	(2)
Share-based payments(g)	3	2
Constructive obligations(b)	1	1
Impairment of assets(h)	(6)	(7)
Income taxes — Tax effect of above differences	7	8
Income tax-related differences(i)	(40)	(40)
Net Income — IFRS	$343	$1,267

References relate to items described in the Changes in Accounting Policies table above.

Reconciliation of Shareholders’ Equity

September 30, 2010
Shareholders’ Equity — Canadian GAAP	$7,851
IFRS adjustments to shareholders’ equity:
Policy choices
Employee benefits — Actuarial gains and losses(a)	(345)
Other
Provisions — Changes in asset retirement obligations(b)	(99)
Property, plant and equipment(c)	54
Investments(d)	(45)
Manufacturing cost variances at interim periods(e)	(33)
Borrowing costs(f)	(23)
Employee benefits — Past service costs and Canadian GAAP transition amounts(a)	11
Share-based payments(g)	5
Constructive obligations(b)	(2)
Impairment of assets(h)	1
Income taxes — Tax effect of above differences	160
Income tax-related differences(i)	180
Shareholders’ Equity — IFRS	$7,715

References relate to items described in the Changes in Accounting Policies table above.

29	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Reconciliation of Comprehensive Income

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Comprehensive Income — Canadian GAAP	$1,283	$1,438
IFRS adjustments to comprehensive income:
Differences in net income	(60)	(57)
Comprehensive Income — IFRS	$1,223	$1,381

References relate to items described in the Changes in Accounting Policies table above.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are the responsibility of management and are as of November 4, 2011. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we”, “us”, “our”, “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the “SEC”); however, the company currently files voluntarily on the SEC’s domestic forms.

Adoption of International Financial Reporting Standards (“IFRS”)

The unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (“financial statements in this 10-Q”) reflect the adoption of IFRS, with effect from January 1, 2010. Periods prior to January 1, 2010 have not been restated and were in accordance with Canadian GAAP which, as discussed in Item 1 of this Quarterly Report on Form 10-Q, was applied during the periods prior to the effective date of the company’s adoption of IFRS. As a foreign private issuer under the rules and regulations of the SEC, the company is permitted to use IFRS.

Our unaudited interim condensed consolidated financial statements included in Part I Item 1 of our 2011 First Quarter Quarterly Report on Form 10-Q contain a detailed description of our conversion to IFRS, including a reconciliation of key components of our financial statements previously prepared under Canadian GAAP to those under IFRS as at January 1 and December 31, 2010, and for the year ended December 31, 2010. Note 15 to the financial statements in this 10-Q contains a reconciliation of key components of our financial statements previously prepared under Canadian GAAP to those under IFRS as at and for the three months and nine months ended September 30, 2010.

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

31	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

our recent capital expenditures have gone to investments in our own potash capacity; however, we also look to increase our existing offshore potash investments and seek other merger and acquisition opportunities related to this nutrient. In addition, we consider share repurchases and increased dividends as ways to maximize shareholder value over the long term.

Key Performance Drivers — Performance Compared to Goals

Each year we set targets to advance our long-term goals and drive results. Our long-term goals and 2011 targets are set out on pages 41 and 42 of our 2010 Financial Review Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

Goal	Representative 2011 Annual Target	Performance to September 30, 2011
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.	Total site severity injury rate was 42 percent below the 2008 annual level for the first nine months of 2011. It was 61 percent below the 2008 annual level for the first nine months of 2010 and 62 percent below the 2008 annual level by the end of 2010.
Achieve no damage to the environment.	Reduce total reportable releases, permit excursions and spills by 10 percent from 2010 levels.	Annualized total reportable releases, permit excursions and spills were down 33 percent during the first nine months of 2011 compared to 2010 annual levels. Compared to the first nine months of 2010, total reportable releases, permit excursions and spills during the same period of 2011 were down 23 percent.
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index for 2011.	PotashCorp’s total shareholder return was -16 percent in the first nine months of 2011 compared to our sector’s weighted average return (based on market capitalization) of -25 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of -19 percent.

Financial Overview

This discussion and analysis are based on the company’s unaudited interim condensed consolidated financial statements reported under IFRS, unless otherwise stated. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 14 to the financial statements in this 10-Q. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully, together with our 2010 Financial Review Annual Report and our 2011 First Quarter Quarterly Report on Form 10-Q.

Earnings Guidance — Third Quarter 2011

	Company Guidance	Actual Results
Earnings per share	$0.80 – $1.00	$0.94

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	32

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions) — except per-share amounts	2011	2010	Change	% Change	2011	2010	Change	% Change
Sales	$2,321	$1,575	$746	47	$6,850	$4,726	$2,124	45
Gross Margin	1,132	550	582	106	3,396	1,864	1,532	82
Operating Income	1,142	517	625	121	3,342	1,862	1,480	79
Net Income	826	343	483	141	2,398	1,267	1,131	89
Net Income per Share — Diluted	0.94	0.38	0.56	147	2.73	1.39	1.34	96
Other Comprehensive (Loss) Income	(1,121)	880	(2,001)	n/m	(1,461)	114	(1,575)	n/m

n/m = not meaningful

Earnings in the third quarter and first nine months of 2011 exceeded those in the same periods of 2010 due to higher sales prices for all nutrients and increased demand for potash, phosphate fertilizer and ammonia. Attractive economics for goods that use our products continued to increase our customers’ consumption of our products. Strong demand coupled with our low inventories put upward pressure on pricing for most products. Third-quarter potash gross margin represented 62 percent of total third-quarter gross margin (62 percent in 2010) and 66 percent of first nine months gross margin (69 percent in 2010). Sales prices for all phosphate and nitrogen products increased significantly during the third quarter and first nine months of 2011 compared to the same periods in 2010.

Despite macroeconomic concerns, the push to capitalize on strong crop economics continued to support demand for fertilizer products around the globe. Offshore potash demand remained robust during the third quarter and on pace to achieve record levels in 2011. Ongoing strength in key offshore spot markets offset limited shipments to India — a major buyer that was largely absent from the market since the first quarter until new contracts were signed in August. Domestic dealers moved late in the quarter to restock inventories to meet an anticipated strong fall application season. This supported healthy third-quarter domestic shipments from North American producers and raised the total for the first nine months to near-record levels. Even as North American producers achieved record third-quarter production, strong demand pulled physical inventories to their lowest levels for the year. Potash prices continued to rise during the quarter, reflecting tight supply/demand fundamentals.

In phosphate, robust agricultural demand supported healthy third-quarter domestic solid fertilizer shipments from US producers. While demand remained strong in offshore markets around the globe, movements from US producers slowed compared to third-quarter 2010, primarily due to timing of shipments under new six-month DAP contracts reached in the quarter with Indian customers. Rising sulfur and ammonia input costs, coupled with tight North American producer inventories, pushed up prices for most phosphate products. In nitrogen, the prospect of record US corn acreage in the upcoming planting season along with healthy industrial requirements drove record third-quarter US ammonia demand and helped raise US urea demand well above the same period last year. Numerous global ammonia supply outages — due to scheduled maintenance and to unexpected interruptions — along with robust demand moved prices higher for all nitrogen products.

Other significant factors that affected earnings in the third quarter and first nine months of 2011 compared to the same periods in 2010 were: (1) higher income taxes due to increased earnings before taxes; (2) increased provincial mining and other taxes as a result of improving potash sales revenue and profits; (3) elevated finance costs due to additional borrowings (year over year only) and lower capitalized interest; (4) more earnings from equity-accounted investees; and (5) lower selling and administrative expenses quarter over quarter due primarily to deferred share units (our share price fell in 2011 but rose in 2010). Other comprehensive loss for the third quarter and first nine months of 2011 was due to a decline in the fair value of our investments in Israel Chemicals Ltd (“ICL”) and Sinofert Holdings Limited (“Sinofert”) and net actuarial losses on our defined benefit plans as a result of a remeasurement during the third quarter of 2011. In 2010, other comprehensive income for the third quarter and first nine months was the result of increases in the fair values of our investments in both ICL and Sinofert and partly offset by the fair value of hedge-accounted natural gas derivatives, which declined due to falling natural gas prices.

33	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Balance Sheet

Property, plant and equipment increased primarily (81 percent) due to our previously announced potash capacity expansions and other potash projects. Available-for-sale investments declined due to the lower fair value of our investments in Sinofert (discussed further in Note 3 to the financial statements in this 10-Q) and ICL. Receivables were mainly impacted by higher trade receivables (consistent with higher sales) and partially offset by declines in hedge margin deposits on our natural gas derivatives. As at September 30, 2011, $327 million of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

Short-term debt and current portion of long-term debt decreased in the first nine months of 2011 as a result of repaying 10-year senior notes in the second quarter and commercial paper repayments exceeding issuances. Deferred income tax liabilities increased primarily due to tax depreciation exceeding accounting depreciation, reduced deferred tax assets on unexercised stock options and a partial offset from the tax impact on the remeasurement of our defined benefit plans (see Note 5 to the financial statements in this 10-Q). Asset retirement obligations and accrued environmental costs were impacted by the use of a lower risk-free interest rate.

Significant changes in equity were primarily the result of net income being offset, in part, by other comprehensive losses for the first nine months of 2011, as discussed in more detail above.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	34

Operating Segment Review

Note 7 to the financial statements in this 10-Q provides information pertaining to our operating segments. Management includes net sales in segment disclosures in the unaudited interim condensed consolidated financial statements pursuant to IFRS, which requires segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results.

Potash

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,035	$637	62
Freight, transportation and distribution	(59)	(55)	7
Net sales	$976	$582	68
Manufactured product
Net sales
North America	$410	$251	63	769	710	8	$533	$354	51
Offshore	563	328	72	1,387	1,187	17	$406	$277	47
	973	579	68	2,156	1,897	14	$451	$306	47
Cost of goods sold	(274)	(240)	14				$(127)	$(127)	—
Gross margin	699	339	106				$324	$179	81
Other miscellaneous and purchased product
Net sales	3	3	—
Cost of goods sold	(2)	(3)	(33)
Gross margin	1	—	n/m
Gross Margin	$700	$339	106				$325	$179	82

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

n/m = not meaningful

35	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$3,265	$2,170	50
Freight, transportation and distribution	(212)	(202)	5
Net sales	$3,053	$1,968	55
Manufactured product
Net sales
North America	$1,285	$914	41	2,692	2,551	6	$477	$358	33
Offshore	1,758	1,045	68	4,773	3,714	29	$368	$281	31
	3,043	1,959	55	7,465	6,265	19	$408	$313	30
Cost of goods sold	(810)	(685)	18				$(109)	$(110)	(1)
Gross margin	2,233	1,274	75				$299	$203	47
Other miscellaneous and purchased product
Net sales	10	9	11
Cost of goods sold	(7)	(3)	133
Gross margin	3	6	(50)
Gross Margin	$2,236	$1,280	75				$300	$204	47

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations

Potash gross margin variance attributable to:

	1	1	1	1	1	1	1	1
	Three Months Ended September 30 2011 vs. 2010				Nine Months Ended September 30 2011 vs. 2010
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$17	$137	$ 2	$156	$ 41	$320	$ 13	$374
Offshore	41	180	(18)	203	227	415	(57)	585
Change in market mix	3	(2)	—	1	30	(27)	(3)	—
Total manufactured product	$61	$315	$(16)	$360	$298	$708	$(47)	$959
Other miscellaneous and purchased product				1				(3)
Total				$361				$956

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	36

Canpotex Limited (“Canpotex”) sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change	% Change	2011	2010	Change	% Change
Asia (excluding China and India)	40	28	12	43	45	42	3	7
Latin America	26	38	(12)	(32)	28	25	3	12
China	20	10	10	100	17	12	5	42
India	9	16	(7)	(44)	5	14	(9)	(64)
Oceania, Europe and Other	5	8	(3)	(38)	5	7	(2)	(29)
	100	100			100	100

37	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Realized potash prices increased, reflecting the tight supply/demand fundamentals in all major spot and contract markets.	h h

Record sales were due to highly supportive agricultural economics around the world.

Offshore shipments were supported by strong demand in Asia (excluding China and India) and improved demand in China. Shipments to Latin America were lower due to a record first half of 2011. Product movement to India was limited by supply availability and a late settlement of a new potash contract.

				h	28 shutdown weeks incurred in 2011 (43 weeks taken in 2010) as facilities operated at or near their full capabilities (2011 shutdown weeks were for planned annual maintenance and expansion-related activities).
				i	Offshore cost of goods sold variance was negative while North America variance was positive due to relatively more offshore product coming from our higher-cost mines.
		h	Strong demand from North American customers anticipating robust fall requirements helped push third-quarter sales volumes higher.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Higher average realized prices reflected the continued upward movement in pricing levels in late 2010 and 2011 in all major spot and contract markets.	h	Canpotex shipments to offshore markets were the result of strong demand for potash due to high crop commodity prices and lower customer inventories at the start of the year.	h	28 shutdown weeks incurred in 2011 (61 weeks taken in 2010) as facilities operated at or near their full capabilities (2011 shutdown weeks were for planned annual maintenance and expansion-related activities).
		h	Canpotex’s increased shipments to Latin America, Asia (excluding China and India) and China exceeded the decline in sales to India, which had been largely absent from the market since the first quarter of 2011 until new contracts were signed in August 2011.	i h

The Canadian dollar strengthened relative to the US dollar.

North American cost of goods sold variance was positive as a relatively higher percentage of products produced at lower-cost mines, or using lower-cost processes, was sold.

				i	Offshore cost of goods sold variance was negative due to more of that product coming from our higher-cost mines as compared to last year.

North American customers generally prefer premium priced granular product over standard product more typically consumed offshore.

The change in market mix produced a favorable variance of $30 million related to sales volumes and an unfavorable variance of $27 million in sales prices due to more lower-priced standard product being sold to the offshore market whereas last year, higher-priced granular sales to North America comprised a larger proportion of total sales.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	38

Phosphate

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$690	$536	29
Freight, transportation and distribution	(46)	(44)	5
Net sales	$644	$492	31
Manufactured product
Net sales
Fertilizer — liquids	$196	$123	59	364	324	12	$537	$378	42
Fertilizer — solids	258	191	35	416	437	(5)	$621	$437	42
Feed	70	79	(11)	121	170	(29)	$584	$467	25
Industrial	112	92	22	157	157	—	$716	$586	22
	636	485	31	1,058	1,088	(3)	$602	$446	35
Cost of goods sold	(471)	(394)	20				$(446)	$(362)	23
Gross margin	165	91	81				$156	$84	86
Other miscellaneous and purchased product
Net sales	8	7	14
Cost of goods sold	(4)	(2)	100
Gross margin	4	5	(20)
Gross Margin	$169	$96	76				$160	$88	82

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,872	$1,301	44
Freight, transportation and distribution	(129)	(107)	21
Net sales	$1,743	$1,194	46
Manufactured product
Net sales
Fertilizer — liquids	$524	$285	84	1,011	791	28	$518	$361	43
Fertilizer — solids	649	415	56	1,069	945	13	$607	$439	38
Feed	223	218	2	409	483	(15)	$547	$452	21
Industrial	325	256	27	475	448	6	$684	$572	20
	1,721	1,174	47	2,964	2,667	11	$581	$440	32
Cost of goods sold	(1,247)	(978)	28				$(421)	$(367)	15
Gross margin	474	196	142				$160	$73	119
Other miscellaneous and purchased product
Net sales	22	20	10
Cost of goods sold	(11)	(7)	57
Gross margin	11	13	(15)
Gross Margin	$485	$209	132				$164	$78	110

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

39	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Phosphate gross margin variance attributable to:

	Three Months Ended September 30 2011 vs. 2010				Nine Months Ended September 30 2011 vs. 2010
Dollars (millions)	Change in Sales Volumes	Change in Prices/Costs		Total	Change in Sales Volumes	Change in Prices/Costs		Total
		Net Sales	Cost of Goods Sold			Net Sales	Cost of Goods Sold
Manufactured product
Fertilizer — liquids	$12	$57	$(37)	$32	$49	$159	$(96)	$112
Fertilizer — solids	(3)	76	(38)	35	27	180	(82)	125
Feed	(15)	14	6	5	(20)	39	(1)	18
Industrial	1	20	(19)	2	12	53	(42)	23
Change in market mix	3	(3)	—	—	15	(14)	(1)	—
Total manufactured product	$(2)	$164	$(88)	$74	$83	$417	$(222)	$278
Other miscellaneous and purchased product				(1)				(2)
Total				$73				$276

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	40

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Reflecting strong agricultural demand and tight supply, average realized prices for liquid and solid fertilizer each rose over the same quarter in 2010.	h	Strong agricultural fundamentals drove higher demand for liquid fertilizer.	i	Costs were impacted by higher sulfur costs (up 57 percent).

h	Although a positive impact on gross margin, prices for feed have been slower to respond because of challenging livestock economics.	i	Feed product volumes were negatively impacted by the increased use of feed substitutes, reduced livestock and a hot US summer.	i	Solid fertilizer costs reflected higher ammonia costs (up 24 percent).
h	Although a positive impact on gross margin, industrial prices continued to reflect a typical time lag in pricing for the segment.			h	The change in feed costs was positive due to a smaller allocation of fixed costs (a result of liquid fertilizer production volumes increasing more significantly than volumes for feed products).

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Prices for phosphate products were higher due to strong crop economics, historically low inventories at the start of 2011 and higher raw material input prices.	h	Fertilizer volumes grew as we allocated more production to capitalize on the higher-margin opportunity in these product lines.	i	Costs were impacted by higher sulfur costs (up 64 percent).

h	The largest price increases were evident in liquid and solid fertilizers, which rose on strong agricultural fundamentals and higher raw material input costs.	i	Demand for feed products was impacted by higher grain prices that increased the use of substitute feed ingredients and reduced livestock numbers.	i	Solid fertilizer costs reflected higher ammonia costs (up 31 percent).
				i	The change in fertilizer costs was higher than in feed and industrial costs due to a higher allocation of fixed costs (a result of fertilizer production volumes increasing more significantly than volumes for the other products).

41	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Nitrogen

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$596	$402	48
Freight, transportation and distribution	(24)	(20)	20
Net sales	$572	$382	50
Manufactured product
Net sales
Ammonia	$250	$163	53	475	459	3	$526	$354	49
Urea	174	91	91	325	302	8	$534	$302	77
Nitrogen solutions/Nitric acid/Ammonium nitrate	124	96	29	492	528	(7)	$254	$182	40
	548	350	57	1,292	1,289	—	$424	$271	56
Cost of goods sold	(300)	(243)	23				$(232)	$(188)	23
Gross margin	248	107	132				$192	$83	131
Other miscellaneous and purchased product
Net sales	24	32	(25)
Cost of goods sold	(9)	(24)	(63)
Gross margin	15	8	88
Gross Margin	$263	$115	129				$204	$89	129

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Sales	$1,713	$1,255	36
Freight, transportation and distribution	(69)	(64)	8
Net sales	$1,644	$1,191	38
Manufactured product
Net sales
Ammonia	$774	$487	59	1,503	1,350	11	$515	$361	43
Urea	442	312	42	972	970	—	$455	$322	41
Nitrogen solutions/Nitric acid/Ammonium nitrate	346	296	17	1,456	1,609	(10)	$238	$184	29
	1,562	1,095	43	3,931	3,929	—	$397	$279	42
Cost of goods sold	(921)	(740)	24				$(234)	$(189)	24
Gross margin	641	355	81				$163	$90	81
Other miscellaneous and purchased product
Net sales	82	96	(15)
Cost of goods sold	(48)	(76)	(37)
Gross margin	34	20	70
Gross Margin	$675	$375	80				$172	$95	81

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	42

Nitrogen gross margin variance attributable to:

	1	1	1	1	1	1	1	1
	Three Months Ended September 30 2011 vs. 2010				Nine Months Ended September 30 2011 vs. 2010
		Change in Prices/Costs				Change in Prices/Costs		Total
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold
Manufactured product
Ammonia	$2	$82	$(19)	$65	$30	$232	$(89)	$173
Urea	4	74	(18)	60	—	128	(37)	91
Solutions, NA, AN	(2)	36	(21)	13	(5)	79	(47)	27
Hedge	—	—	3	3	—	—	(5)	(5)
Change in market mix	(5)	5	—	—	(27)	27	—	—
Total manufactured product	$(1)	$197	$(55)	$141	$(2)	$466	$(178)	$286
Other miscellaneous and purchased product				7				14
Total				$148				$300

43	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

	Three Months Ended September 30				Nine Months Ended September 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2011	2010	2011	2010	2011	2010	2011	2010
Fertilizer	445	470	$469	$252	1,281	1,495	$425	$265
Feed	8	6	$541	$371	24	20	$511	$393
Industrial	839	813	$399	$282	2,626	2,414	$383	$286
	1,292	1,289	$424	$271	3,931	3,929	$397	$279

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin, while the • symbol signifies a neutral impact.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Strong demand and tight product supplies pushed up prices for all nitrogen products.	•	Volumes were relatively flat.	i	Average natural gas costs in production, including hedge, increased 22 percent. Natural gas costs in Trinidad production rose 55 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas used in production decreased 7 percent. Including hedge losses, US gas prices declined 18 percent.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

h	Realized prices increased as a result of tight global supplies, higher production costs in Ukraine and Western Europe and improved agricultural and industrial demand.	h i	Ammonia sales rose to meet strong industrial and agricultural demand. Nitrogen solutions were down due to a lack of carbon dioxide supply at our Geismar, Louisiana plant.	i	Average natural gas costs in production, including hedge, increased 23 percent. Natural gas costs in Trinidad production rose 51 percent while our US spot costs for natural gas used in production decreased 9 percent. Including hedge losses, US gas prices declined 8 percent.

The $27 million change in market mix produced a favorable variance in sales prices and an unfavorable variance in sales volumes due to more higher-priced ammonia being sold in 2011 than in 2010.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	44

Expenses and Other Income

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Selling and administrative expenses	$(46)	$(71)	$25	(35)	$(176)	$(164)	$(12)	7
Provincial mining and other taxes	(53)	(16)	(37)	231	(147)	(56)	(91)	163
Share of earnings of equity-accounted investees	68	51	17	33	185	122	63	52
Dividend income	41	25	16	64	94	139	(45)	(32)
Other expenses	—	(22)	22	(100)	(10)	(43)	33	(77)
Finance costs	(37)	(22)	(15)	68	(125)	(87)	(38)	44
Income taxes	(279)	(152)	(127)	84	(819)	(508)	(311)	61

Selling and administrative expenses were lower quarter over quarter due primarily to our medium-term incentive plan and deferred share units being affected by a decreasing share price in 2011 (share price increased in 2010). Year over year, selling and administrative expenses were mainly impacted by higher accruals for our medium-term incentive plan, increased community investments, higher salaries and benefits and a reduction in accrual for deferred share units.

Provincial mining and other taxes are comprised mainly of the Saskatchewan Potash Production Tax (“PPT”) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by potash capital expenditures. The resource surcharge is a percentage of the value of the company’s Saskatchewan resource sales. The resource surcharge rose as a result of higher potash sales revenues in the third quarter and first nine months of 2011. The PPT expense in the third quarter and first nine months of 2011 increased as a result of higher potash profitability, but was partially offset by loss carryforwards. There was no PPT in the first nine months of 2010 due to lower profitability and loss carryforwards.

Share of earnings of equity-accounted investees, Arab Potash Company Ltd. and Sociedad Quimica y Minera de Chile S.A., was higher than last year due to increased earnings by these companies. More dividends were received from ICL quarter over quarter while year over year, fewer dividends were received in 2011 compared to 2010 when a special dividend was received.

Other expenses were lower in 2011 due, in part, to the absence of takeover response related costs that were incurred in 2010.

Finance costs were affected by senior notes being issued in the fourth quarter of 2010, the repayment of 10-year senior notes during the second quarter of 2011, higher average outstanding commercial paper balances in 2011 compared to the same periods in 2010, and lower capitalized interest in 2011 as expansion projects become available for use. Weighted average debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions) — except percentage amounts	2011	2010	Change	% Change	2011	2010	Change	% Change
Long-term debt obligations, including current portion
Weighted average outstanding	$3,757	$3,358	$399	12	$4,124	$3,437	$687	20
Weighted average effective interest rate	5.2%	5.8%	(0.6)%	(10)	5.4%	5.7%	(0.3)%	(5)
Short-term debt obligations
Weighted average outstanding	$1,003	$387	$616	159	$1,020	$483	$537	111
Weighted average effective interest rate	0.4%	0.6%	(0.2)%	(33)	0.4%	0.5%	(0.1)%	(20)
Total debt obligations
Weighted average outstanding	$4,760	$3,745	$1,015	27	$5,144	$3,920	$1,224	31
Weighted average effective interest rate	4.2%	5.3%	(1.1)%	(21)	4.4%	5.1%	(0.7)%	(14)

Income taxes rose due to increased income before taxes. The effective tax rate including discrete items decreased to 25 percent from 31 percent for the quarter and decreased to 25 percent from 29 percent year over year. The income tax expense for the first nine months of 2011 was impacted by current tax recoveries of $21 million in the first quarter for previously paid withholding taxes and $12 million in the third

45	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

quarter due to income tax losses in a foreign jurisdiction. The income tax expense for the first nine months of 2010 was impacted by a tax expense of $34 million (of which $7 million was recorded in the third quarter) to adjust the 2009 income tax provision to the income tax returns filed for that year. Excluding discrete items, for the first nine months of 2011, 64 percent of the effective tax rate pertained to current income taxes and 36 percent related to deferred income taxes. For the first nine months of 2010, the split was 73 percent current and 27 percent deferred. The decrease in the current portion was largely due to accelerated capital deductions.

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

Capital Expenditures

Page 21 of our 2010 Financial Review Annual Report outlines key potash construction projects and their expected cost and capacity expansion/debottlenecking. During 2011, we expect to incur capital expenditures, including capitalized interest, of approximately $1,730 million for opportunity capital, approximately $330 million to sustain operations at existing levels, approximately $140 million for major repairs and maintenance (including plant turnarounds) and approximately $60 million for site improvements.

The most significant potash projects(1) on which funds are expected to be spent in 2011, excluding capitalized interest, are outlined in the table below:

CDN Dollars (millions)	2011 Forecast	Total Forecast		Started	Expected Completion(2) (Description)	Forecasted Remaining Spending (after 2011)
Allan, Saskatchewan	$290	$550	(3)	2008	2012 (general expansion)	$20	(3)
Cory, Saskatchewan	$190	$1,630		2007	2012 (general expansion)	$50
Picadilly, New Brunswick	$350	$1,660		2007	2013 (mine shaft and mill)	$320
Rocanville, Saskatchewan	$650	$2,800		2008	2014 (mine shaft and mill)	$1,330

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.

(2)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

(3)	Amounts are subject to change based on ongoing project reviews.

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

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2011	2010	Change	% Change	2011	2010	Change	% Change
Cash provided by operating activities	$865	$587	$278	47	$2,619	$2,394	$225	9
Cash used in investing activities	(598)	(590)	(8)	1	(1,534)	(2,038)	504	(25)
Cash used in financing activities	(281)	(4)	(277)	n/m	(1,103)	(381)	(722)	190

n/m	= not meaningful

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	46

The following table presents summarized working capital information as at September 30, 2011 compared to December 31, 2010:

Dollars (millions) — except ratio amounts	September 30, 2011	December 31, 2010	Change	% Change
Current assets	$2,340	$2,095	$245	12
Current liabilities	$(2,165)	$(3,144)	$979	(31)
Working capital	$175	$(1,049)	$1,224	n/m
Current ratio	1.08	0.67	0.41	61

n/m	= not meaningful

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

Cash provided by operating activities grew quarter over quarter due to the rise in net income. Changes in non-cash operating working capital reduced cash flows from operating activities in 2011 and increased them in 2010 (payables and accrued charges declined in 2011 and increased the year before, while inventories declined significantly in 2010). Cash provided by operating activities rose year over year due to higher net income and was partially offset by changes in non-cash operating working capital, which was impacted by increased receivables and inventories (both fell during 2010) and reduced payables and accrued charges (increased during 2010). Increases to provisions for deferred income tax resulted from a cumulative adjustment for revised accelerated capital deductions. Contributions to pension benefit plans were higher in 2011 than in 2010.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 83 percent (2010 — 76 percent) in the third quarter and 81 percent (2010 — 77 percent) in the first nine months of 2011 related to the potash segment. Also in the first nine months of 2010, additional shares of ICL were purchased.

Cash used in financing activities in the first nine months of 2011 primarily reflected repayment of 10-year senior notes at maturity. We continued to issue commercial paper in the third quarter and first nine months of 2011 and repayments exceeded issuances as a result of strong net cash inflows. In the first nine months of 2010, cash used in financing activities to repay our long-term credit facility and short-term debt obligations exceeded draws on our credit facilities.

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

Principal Debt Instruments

		September 30, 2011
Dollars (millions)	Total Amount	Amount Outstanding and Committed		Amount Available
Credit facilities(1)	$3,500	$879		$2,621
Line of credit	75	23	(2)	52

(1)

In March 2011, the company established a commercial paper program in the US. The authorized amount under the company’s commercial paper programs in Canada and the US is $1,500 million in the aggregate. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $879 million of commercial paper. Per the terms of the agreements, the commercial paper outstanding and committed, as applicable under the Canadian program, is based on the US dollar balance or equivalent thereof in lawful money of other currencies at the time of issue. Accordingly, subsequent changes in the exchange rate applicable to Canadian dollar-denominated commercial paper have no impact on this balance.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We effectively pay floating rates of interest on our commercial paper and credit facilities, and fixed rates on our senior notes. As of September 30, 2011, interest rates ranged from 0.34 percent to 0.50 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. The $2,750 million credit facility was increased from $2,500 million in September 2011, the maturity was extended from December 11, 2012 to December 11, 2016 and the following changes were made to the principal covenants: the tangible net worth requirement was eliminated in its entirety, a $300 million permitted lien basket was added, the limitation on debt of subsidiaries was increased to $1,000 million from $650 million and the size of facilities covered by the cross default clause was increased to CDN $100 million from

47	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

CDN $40 million. The $750 million credit facility matures May 31, 2013. We also have a $75 million short-term line of credit that is available through August 2012 and an uncommitted $30 million letter of credit facility that is due on demand. Direct borrowings and outstanding letters of credit reduce the amounts available under these facilities. The line of credit and credit facilities have financial tests and other covenants (detailed in Note 10 to the 2010 audited annual consolidated financial statements except as noted above) with which we must comply at each quarter-end. Non-compliance with any of the covenants described above could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants described above as of September 30, 2011.

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

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Moody’s	Baa1(positive)	Baa1 (positive)	P-2	n/a
Standard & Poor’s	A- (stable)	A- (negative)	A-2(1)	A-2
DBRS	n/a	n/a	R1 low	R1 low

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a = not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes were registered under US shelf registration statements.

As at September 30, 2011, our weighted average cost of capital was 9.9 percent (2010 — 10.0 percent), of which 90 percent represented equity (2010 — 90 percent).

Outstanding Share Data

We had 856,387,674 common shares issued and outstanding at September 30, 2011, compared to 853,122,693 at December 31, 2010. During the third quarter and first nine months of 2011, the company issued 848,763 and 3,264,981 common shares, respectively, pursuant to the exercise of stock options and under our dividend reinvestment plan. At September 30, 2011, 29,937,991 options to purchase common shares were outstanding under the company’s nine stock option plans, as compared to 32,121,309 under eight stock option plans at December 31, 2010.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our consolidated statements of financial position or are recorded there in amounts that differ from the full contract amounts. These principal off-balance sheet activities include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Notes 12 and 14 to the financial statements in this 10-Q for contingencies related to Canpotex and information on our guarantees, respectively. Refer to page 59 of our 2010 Financial Review Annual Report for information on derivative instruments. See “Cash Requirements” above and our 2010 Financial Review Annual Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price components.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	48

Quarterly Financial Highlights

Dollars (millions) — except per-share amounts	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009(1)
Sales	$2,321	$2,325	$2,204	$1,813	$1,575	$1,437	$1,714	$1,099
Gross margin	1,132	1,168	1,096	826	550	585	729	273
Net income	826	840	732	508	343	480	444	239
Net income per share — basic	0.96	0.98	0.86	0.58	0.39	0.54	0.50	0.27
Net income per share — diluted	0.94	0.96	0.84	0.56	0.38	0.53	0.49	0.26

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

Related Party Transactions

Refer to Note 13 to the financial statements in this 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which comply with IFRS. These principles differ in certain significant respects from accounting principles generally accepted in the United States. These differences are described and quantified in Note 14 to the financial statements in this 10-Q.

The accounting policies used in preparing the financial statements in this 10-Q are consistent with those described in Notes 1 and 13 to Part I Item 1 of our 2011 First Quarter Quarterly Report on Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2011.

We discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and the committee reviewed the disclosures described in this section.

Recent Accounting Changes

Refer to Note 1 to the financial statements in this 10-Q for information pertaining to accounting changes effective in 2011, and Notes 1 and 14 to the financial statements in this 10-Q for information on issued accounting pronouncements that will be effective in future periods.

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

49	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

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

Outlook

Over the past quarter, investors reassessed risk in an environment of uncertainty surrounding potential European debt defaults and slower global economic growth. Equity and commodity markets quickly reflected these concerns, but our outlook for global fertilizer demand, and for our earnings, remains positive. While current economic issues cannot be ignored, we believe our business is built on fundamentals that differ from the quarter-to-quarter movements in global GDP estimates. The strength of fertilizer demand is tied to the global development story — a growing population demanding more and better food — and we believe the long-term drivers of our success continue to be strong.

Some investors have grown nervous as crop commodity prices have declined from previous highs and experienced heightened volatility in the midst of the macroeconomic uncertainty. While fertilizer demand is undeniably connected to the profitability of farmers around the world, the reality is that farmers’ planting and fertility decisions are not based on day-to-day movements in these markets but on the basics of soil science and the expectation of profit at the end of their growing season. With low global grain inventories continuing to support historically high crop prices, the prospect of strong farmer returns remains. We believe this will serve as a powerful motivator to improve fertilizer applications and, ultimately, food production.

Although fertilizer dealers around the world are acting prudently to minimize their risks and inventories, robust demand continues to pressure tight global potash supplies. We believe most producers have been operating at or near their full capabilities in an attempt to keep pace. We expect global shipments to be approximately 57 million tonnes for 2011 and reach a record 58-60 million tonnes in 2012. While we expect the industry’s global capacity to rise in the coming year, the majority of new capability is anticipated at our facilities. This year illustrated the difficult challenge of producing enough potash to meet demand in a tight supply market; however, we expect our capability to increase production will differentiate us from our competition.

We remain focused on the safe and successful execution of our potash expansion projects underway at Allan, Cory, New Brunswick and Rocanville. Combined with completed expansions at our other facilities, we expect to increase our operational capability in 2012. Our expansion efforts are preparing our company to better meet the world’s rising potash needs.

In North America, the combination of good harvest progress and the anticipation of above-average crop returns is expected to support ongoing strength in fertilizer demand. Strong shipments

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	50

ahead of the fall application season have positioned dealers well to meet customer needs, and we anticipate post-harvest applications will support healthy fourth-quarter demand.

Latin American markets remain on pace for record fertilizer application in 2011, including record potash imports. Brazil’s burgeoning agricultural economy is creating increasing demand for potash as farmers capitalize on the opportunity to supply the soybeans, sugar cane, corn and other crops increasingly required by markets around the world. Despite robust potash shipments in advance of the primary planting season that is currently in full swing, we anticipate demand will remain seasonally strong for the fourth quarter, supported by purchasing for the Safrinha corn planting that typically begins in February.

India’s growing population has put significant strain on its food supply, and improving potash applications is critical to both its short-term and long-term crop production. With Canpotex’s settlement of new contracts with key Indian customers in August, sales have resumed to this important market. Shipments on remaining contract commitments will continue for the fourth quarter at a delivered price of $470 per tonne, before reflecting a $60 per tonne increase (to $530 per tonne) for volumes in first-quarter 2012. We anticipate rising demand in 2012.

Potash shipments to China are expected to continue throughout the fourth quarter as Canpotex fulfils its commitment on a six-month contract that runs to the end of December 2011. Given China’s growing food requirements, increasing crop production remains a top priority. With its limited ability to expand internal potash production capability and its significant nutrient requirements, we anticipate increased imports in 2012.

Potash consumption in other Asian markets remains strong, as farmers are generating solid returns for key crops grown in the region, including oil palm, rubber, sugar cane and rice. Each of these crops has major nutrient requirements that necessitate significant potash application. Despite shipments temporarily slowing in the fourth quarter, demand in this region is expected to continue to grow and consume record deliveries over the course of 2011.

In this environment, we now estimate our full-year 2011 potash segment gross margin will be in the range of $2.8-$3.1 billion. For the fourth quarter, we anticipate a larger allocation of sales to markets for standard product compared to typically higher-netback granular markets. Total shipments for 2011 are expected to approximate 9.5-9.7 million tonnes. Our ability to reach the top end of the previous sales guidance range has been impacted by weather-related downtime requirements at our Patience Lake solution mine as well as limited additional capability from our Cory operation as the ramping-up of our new red product mill continues. We expect per-tonne cost of goods sold for the fourth quarter will be slightly lower than in the third quarter but still higher than normal because of previously indicated maintenance-related downtime at Rocanville (four weeks) and expansion-related downtime at Allan (six weeks).

We expect our combined phosphate and nitrogen gross margin for full-year 2011 to be in the range of $1.4-$1.7 billion.

We expect 2011 net income per share to be in the range of $3.40 to $3.80.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the period after September 30, 2011 are forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities; and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations with major markets; European sovereign debt crisis and the recent downgrade of US sovereign debt and political concern over related budgetary matters; timing and amount of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflow; potential adverse developments in new and pending legal proceedings or government investigations; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policies and regulations; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2010 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our other filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

51	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2010 Financial Review Annual Report, pages 45 and 46, and risk management discussion specific to potash, phosphate and nitrogen operations can be found on pages 25, 31 and 37, respectively, of that report. A discussion of commodity risk, foreign exchange risk, credit risk and liquidity risk can be found in Note 14 to the financial statements in this 10-Q.

Item 4. Controls and Procedures

As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	52

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

The operations at the company’s Aurora, Weeping Water and White Springs facilities are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006 (the “Act”), and the implementing regulations, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our Senior Safety Leadership Team is responsible for managing compliance with applicable government regulations, as well as implementing and overseeing the elements of our safety program as outlined in our Safety, Health and Environment Manual. The Weeping Water facility achieved a significant milestone on September 26, 2011, completing seven years without a Lost Time Incident.

Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements Regarding Coal or Other Mine Safety

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The table below presents the following information for our Aurora, Weeping Water and White Springs facilities for the three months ended September 30, 2011:

Three Months Ended September 30, 2011		Aurora, North Carolina		Weeping Water, Nebraska		White Springs, Florida
(a)	the total number of alleged violations of mandatory health or safety standards that could significantly or substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Mine Safety and Health Act of 1977 (“Act”) for which a citation was received from the Mine Safety and Health Administration (“MSHA”);	0		0		0
(b)	the total number of orders issued under section 104(b) of the Act;	0		0		0
(c)	the total number of citations received and orders issued under section 104(d) of the Act for alleged unwarrantable failures of the company to comply with mandatory health or safety standards;	0		0		0
(d)	the total number of alleged flagrant violations under section 110(b)(2) of the Act;	0		0		0
(e)	the total number of imminent danger orders issued under section 107(a) of the Act;	0		0		0
(f)	the total dollar value of proposed assessments from the MHSA under the Act;	$0	*	$0	*	$0	**
(g)	the total number of mining-related fatalities; and	0		0		0
(h)	the total number of legal actions pending before the Federal Mine Safety and Health Review Commission as of September 30, 2011.	0		0		0

During the three months ended September 30, 2011, the company did not receive any written notice from the MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Act or (b) the potential to have such a pattern.

The table above does not include any citation, order or assessment that was both issued and vacated by the MSHA during the three months ended September 30, 2011.

*	In the three months ended September 30, 2011, the Aurora and Weeping Water facilities paid $13,609 and $2,400 respectively to settle legal actions pending before the Federal Mine Safety and Health Review Commission.

**	In the three months ended September 30, 2011, the White Springs facility paid $489 to resolve four citations.

53	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Item 6. Exhibits

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	54

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010

55	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004
10(jj)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	56

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

57	PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

November 4, 2011	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

November 4, 2011	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2011 Third Quarter Quarterly Report on Form 10-Q	58

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	10-Q	9/30/2009
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(cc)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(dd)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ee)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ff)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010
10(gg)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(hh)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(ii)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004
10(jj)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010
10(kk)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)
10(ll)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(mm)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(nn)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(oo)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(pp)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(qq)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(rr)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ss)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2009.	10-K	12/31/2008	10(qq)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.