Form 10-K
period 2011-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2012-02-27
CIK 855931

Feeding Tomorrow

PotashCorp
Helping Nature Provide

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

  Yes   ☐    No   ☑

At June 30, 2011, the aggregate market value of the 851,961,075 Common Shares held by non-affiliates of the registrant was approximately $48,553,261,671.44. At February 21, 2012, the registrant had 858,745,947 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report for the fiscal year ended December 31, 2011 (the “2011 Annual Report”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 17, 2012 (the “2012 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

‘11	ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Forward-Looking Statements

This document, including the documents incorporated by reference, contains “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. Statements containing words such as “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and similar expressions constitute forward-looking statements. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While we consider these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect.

Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Some of the factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

•	variances from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•

fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets, including fluctuations as a result of economic or political conditions in our markets, which, among other things, can cause volatility in the prices of our products;

•

volatility in the price of natural gas, which is the primary raw material used for our nitrogen products, and risks associated with our continued ability to manage natural gas costs in the United States through hedging activities;

•	fluctuations in the prices and availability of other raw materials, including sulfur, which is a primary input in our phosphate operations;

•	fluctuations in the cost and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	changes in competitive pressures, including pricing pressures;
•	adverse or uncertain economic conditions and changes in credit and financial markets;

•	the European sovereign debt crisis and the recent downgrade of US sovereign debt and political concern over related budgetary matters;

•	the results of sales contract negotiations within major markets;

•	timing and impact of capital expenditures;

•	changes in capital markets and corresponding effects on our investments, and changes in currency and exchange rates;

•	unexpected or adverse weather conditions, which can impact demand for fertilizer and timing of fertilizer sales during the year;

•	unexpected geological or environmental conditions, including water inflows;

•	imprecision in reserve estimates;

•	adverse developments in new and pending legal proceedings or government investigations;

•	strikes or other forms of work stoppage or slowdown;

•

changes in, and the effects of, government policy and regulations, including environmental regulations and regulations and actions affecting our transportation and sale of natural gas, which could increase our costs of compliance and otherwise affect our business;

•	acquisitions we may undertake; and

•	earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates.

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

Forward-looking statements are given only as at the date of this document or the document incorporated by reference herein, and we disclaim any obligation to update or revise any forward-looking statements in this report, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2011 Annual Report on Form 10-K	1

Part I

Item 1. Business

General

Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and, unless the context requires otherwise, the terms “we,” “us,” “our,” “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable.

We are the world’s largest integrated fertilizer and related industrial and feed products company by capacity. We are the largest producer of potash worldwide by capacity. In 2011, we estimate our potash operations represented 17% of global production and 20% of global potash capacity1. We are the third largest producer of phosphates worldwide by capacity. In 2011, we estimate our phosphate operations produced 6% of world phosphoric acid production. We are the third largest nitrogen producer worldwide by ammonia capacity. In 2011, we estimate our nitrogen operations produced 2% of the world’s ammonia production.

We own and operate five potash mines in Saskatchewan and one in New Brunswick. We also hold mineral rights at the Esterhazy mine in Saskatchewan where potash is produced under a mining and processing agreement with a third party2.

Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, animal feed supplements and industrial acid, which is used in food products and industrial processes. We believe that our North Carolina facility is the world’s largest integrated phosphate mine and processing plant. We also have a phosphate mine and two mineral processing plant complexes in northern Florida and five phosphate feed plants in the United States. We produce phosphoric acid at our Geismar, Louisiana facility.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest had been reduced to zero by the end of 1993. Since the privatization of PCS, we have made the following significant acquisitions:

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

•

approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998. In transactions in June 2005 and October 2008, we acquired 35.3 million additional shares in ICL, increasing our ownership interest to approximately 11%. In January and February of 2010, we acquired 32.4 million additional shares in ICL, increasing our ownership interest to approximately 14%;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

•

approximately 20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in October 2001 and April and May of 2002. In 2004, we increased our ownership to approximately 25% of the outstanding equity of SQM. In October and December 2006 and July 2007, we increased our ownership interest to approximately 32%;

•

approximately 26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in October of 2003. In June 2005, we acquired one million additional shares in APC and in April 2006, we acquired 220,100 additional shares in APC, increasing our ownership interest to approximately 28%; and

[1]	Based on our nameplate capacity, see table under “Potash Operations — Production” for further information.

[2]

This mining and processing agreement was the subject of litigation between the Company and the third party, and pursuant to the terms of a settlement, this agreement will terminate on December 31, 2012. See “Potash Operations — Properties” on page 3 in Item 1 of this report for further information.

2	PotashCorp 2011 Annual Report on Form 10-K

•

approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a fertilizer company and a subsidiary of Sinochem Corporation, in July 2005. In February 2006, we exercised an option to acquire an additional 10% of the shares of Sinofert, increasing our ownership interest to 20%. During July 2007, our ownership interest was diluted to approximately 19% due to the issuance of shares by Sinofert. In 2008, we acquired a total of 385.9 million additional shares of Sinofert, increasing our ownership interest to approximately 22%. In 2011, we acquired 15.8 million additional shares of Sinofert, and our ownership interest in Sinofert remains at approximately 22%.

Potash Operations

Our potash operations include the mining and production of potash, which is predominantly used as fertilizer.

Properties

All potash produced by the Company in Saskatchewan is in the southern half of the Province, where extensive potash deposits, or Members, are found. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporite, which lies about 1,000 metres below the surface. The evaporite deposits, which are bounded by limestone formations, contain the potash beds of approximately 2.4 to 5.1 metres of thickness. Three potash deposits of economic importance occur in the Province: the Esterhazy, Belle Plaine and Patience Lake Members. The Patience Lake Member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy Member is mined at the Rocanville and Esterhazy mines.

Under a mining and processing agreement, Mosaic Potash Esterhazy Limited Partnership (“Mosaic”) mines and processes our mineral rights at the Esterhazy mine. Water inflows at the Esterhazy mine have continued, to a greater or lesser degree, since December 1985. We share in the water inflow remediation costs at the Esterhazy mine with Mosaic. Following the expansion at Esterhazy, which was completed in 2007, the maximum finished product we were permitted to take each year under the mining and processing agreement was 1,313,000 tonnes and the minimum required amount was 453,600 tonnes.

The Company, having been unable to agree with Mosaic on the amount of potash that the Company was entitled to receive from Mosaic pursuant to the mining and processing agreement, commenced a legal action against Mosaic in May 2009 seeking an order declaring the amount of potash which the Company had the right to receive.

On December 7, 2011, the Company and Mosaic settled the litigation. Under the settlement, Mosaic will deliver the balance of potash tonnes owed to the Company for the 2011 and 2012 calendar years, and the mining and processing agreement will terminate on December 31, 2012. The Company could elect to reduce the amount of potash to be delivered to the Company in 2012 by up to 10 percent and any amounts that remain undelivered to the Company as a result of the reduction would be delivered to the Company in the first quarter of 2013. For further information regarding the litigation and the settlement between the Company and Mosaic, see Note 27, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements, incorporated by reference in Item 8 of this report.

In 2011, Mosaic delivered 943,000 tonnes of potash to the Company. In accordance with the settlement agreement, the Company has elected to reduce the amount of potash to be delivered in 2012 under the mining and processing agreement, and Mosaic will deliver 1,012,418 tonnes of potash to the Company in 2012 and 112,491 tonnes of potash in the first quarter of 2013.

We also produce potash at our mine near Sussex, New Brunswick from the flank of an elongated salt structure. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. We, in conjunction with Corridor Resources Inc., have supplied the New Brunswick facility with natural gas to meet its fuel needs since 2003. During exploration for natural gas in the vicinity of the Sussex division, potash was detected to the south and east of existing mine operations (referred to as Penobsquis), a new area of potash mineralization called the Picadilly deposit. Enough detailed exploration (3D seismic and drilling) took place to delineate a potash resource large enough to warrant mine design and capital cost estimate studies. These studies were completed by mid-2007 and in July 2007, the Company announced plans for a new potash mine and an expanded milling facility at the New Brunswick site. Construction of this new mining facility is ongoing and is expected to be completed in 2013. Once construction is complete, the facility is expected to be ramped up by 2015, provided market conditions warrant. Once fully ramped up, the new mine will replace the existing underground operation and is expected to have an annual operational capability of 1.8 million tonnes. The capital budget for the project is $1.66 billion. As of December 31, 2011, we have incurred approximately CDN $1.32 billion in expansion costs at the New Brunswick site.

We control the right to mine 785,867 acres of land in Saskatchewan. Included in these holdings are mineral rights to 677,861 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 27% we own, approximately 54% are under lease from the Province of Saskatchewan and approximately 19% are leased from other parties. Our remaining 108,006 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21-year terms, renewable at our option. Our significant leases with other parties are also

PotashCorp 2011 Annual Report on Form 10-K	3

for 21-year terms. Such other leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable lease with the Province of Saskatchewan. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We control the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.

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

In 2011, our conventional potash operations (excluding Esterhazy) mined 26.148 million tonnes of ore at an average grade of 22.69% potassium oxide (“K2O”). In 2011, our potash production from all our operations (including Esterhazy) consisted of 9.343 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.03% K2O, representing 49% of North American production.

In 2011, our capacity represented an estimated 52% of the North American total capacity (based on our nameplate capacity, see table below for further information). We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, now employs a solution mining method. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.560 million tonnes of sodium chloride (salt) in 2011. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual Nameplate Capacity(1)	Annual Operational Capability 2012(2)	Annual Operational Capability 2011(2)	2011 Production			2010 Production			2009 Production
	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)
Lanigan	3.828	3.291	3.400	10.454	21.24	3.042	8.487	20.89	2.368	2.662	20.34	0.702
Rocanville	3.044	2.701	2.800	7.120	24.22	2.430	6.580	23.74	2.183	2.912	23.29	0.949
Allan	1.885	1.648	1.400	3.200	23.60	1.019	3.431	24.07	1.104	2.060	25.08	0.686
Cory	1.361	2.023	1.500	3.048	23.10	0.778	1.927	24.03	0.551	1.707	23.03	0.416
Patience Lake(3)	1.033	0.407	0.500	—	—	0.390	—	—	0.372	—	—	0.101
Esterhazy(4)	1.313	1.012	0.943	—	—	0.943	—	—	0.855	—	—	0.276
New Brunswick	0.800	0.762	0.800	2.328	22.71	0.741	2.010	22.38	0.645	0.872	23.34	0.275
Totals	13.264	11.844	11.343	26.148	22.69	9.343	22.435		8.078	10.213		3.405

(1)	Includes, where applicable, previously idled capacity that could be brought into operation with capital investment (debottlenecking projects).

(2)	Estimated annual achievable production level (estimated at beginning of year). Estimate does not include inventory-related shutdowns and unplanned downtime.

(3)	Solution mine.

(4)	Product tonnes received at Esterhazy are based on a mining and processing agreement with Mosaic and a related settlement agreement. For further information, see “Potash Operations — Properties” on page 3 in Item 1 of this report and Note 27, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements, incorporated by reference in Item 8 of this report.

4	PotashCorp 2011 Annual Report on Form 10-K

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

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 42 to 44 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole.

The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 29 years. In New Brunswick reserves are estimated by identifying material in place delineated by drilling or mining with results projected conservatively from these intersections.

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

A historical extraction ratio from the 29 to 44 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2011 for each of our potash mines is as follows:

	Proven Mineral Reserves (Millions of tonnes recoverable ore)	Probable Mineral Reserves (Millions of tonnes recoverable ore)	Total Mineral Reserves (Millions of tonnes recoverable ore)(1)(2)(3)	Average Grade K2O Eq(4)(5)	Years of Remaining Mine Life(6)
Allan(7)	77	207	284	25.8	98
Cory(7)	63	178	241	24.7	108
Lanigan(7)	94	446	540	21.5	75
Rocanville	134	299	433	23.5	78
Patience Lake(8)	—	—	—	—	—
Esterhazy(9)	3	—	3	24.5	1
New Brunswick	188	—	188	24.6	108

(1)	There has been no third party review of reserve estimates within the last three years.

(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.31 and New Brunswick 0.46.

(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 3.09, Cory 3.83, Lanigan 3.54, Rocanville 2.99 and New Brunswick 3.14.

(4)	From in-mine samples.

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

(6)	Estimates are based upon proven and probable reserves and average annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 2.90, Cory 2.23, Lanigan 7.20, Rocanville 5.54 and New Brunswick 1.74. Mining rates are constrained by the equipment and manpower we utilize at each mine so that our production capacity at each mine depends, in part, on the ore concentration ratio encountered at each mine. Years of remaining mine life are based upon applying the average annual mining rate to the reported reserves.

(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at each of Allan, Cory and Lanigan we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone, and at Lanigan the mineral reserves are in B Zone.

(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The extent of the Patience Lake potash resource is given in the next table. The Patience Lake operation accounted for only 4.2% of the Company’s potash production in 2011.

(9)	Proven Mineral Reserves reported at Esterhazy are based on a mining and processing agreement with Mosaic and a related settlement agreement. For further information, see “Potash Operations — Properties” on page 3 in Item 1 of this report and Note 27, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements, incorporated by reference in Item 8 of this report. Since the tonnage of product to be received by the Company under the mining and processing agreement is based on terms of a settlement agreement with Mosaic, the entire tonnage available is placed in the “Proven Mineral Reserves (Millions of tonnes recoverable ore)” category. The “Years of Remaining Mine Life” reported for Esterhazy assumes that the Company will receive 1,124,909 tonnes of finished product based on the settlement agreement.

PotashCorp 2011 Annual Report on Form 10-K	5

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

The Company’s estimated mineral resource tonnage as of December 31, 2011 for each of our mines is as follows:

	Mineral Resource
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)	Grade %K20 Eq(1)
Allan(2) (A Zone)	218	270	1,424	25.8
(B Zone)	1,189	271	1,431	21.5
Cory(2) (A Zone)	231	367	975	24.7
(B Zone)	1,215	369	980	21.5
Lanigan(2) (A Zone)	1,963	695	1,352	25.2
(B Zone)	441	931	1,812	21.5
Rocanville	403	579	1,983	23.5
Patience Lake(3)	—	—		—
Esterhazy(4)	—	—	—	—
New Brunswick	—	153	319	24.6

(1)	See footnote 5 to table under “Potash Operations — Reserves”.

(2)	See footnote 7 to table under “Potash Operations — Reserves”.

(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 in the “Mineral Reserve” table, it is not possible to estimate reliably the resource tonnage from this operation at present.

(4)	Since mining at Esterhazy is carried out in accordance with the terms and conditions of a mining and processing agreement pursuant to a settlement agreement between the Company and Mosaic, all potash tonnes anticipated from this operation are reported in the “Mineral Reserve” table. The Company reports no mineral resource tonnage over and above the reported reserve at Esterhazy. For further information, see “Potash Operations — Properties” on page 3 in Item 1 of this report and Note 27, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements, incorporated by reference in Item 8 of this report.

6	PotashCorp 2011 Annual Report on Form 10-K

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

Properties

We conduct our phosphate operations primarily at two facilities, one a 74,787-acre facility near Aurora, North Carolina and the other a 100,580-acre facility near White Springs in northern Florida. We believe the Aurora facility, with a capacity of 1.2 million tonnes P205 of phosphoric acid per year, to be the largest integrated phosphate mine and phosphate processing complex at one site in the world. The Aurora facility includes a 6.0 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, four superphosphoric acid (“SPA”) plants, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

The White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two MAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants and a SPA plant located at the Swift Creek complex.

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; and Joplin, Missouri;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

PotashCorp 2011 Annual Report on Form 10-K	7

Plant Locations	Primary Products Produced
Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA
White Springs, Florida(1)	SPA, MAP, MGA(2), animal feed
Cincinnati, Ohio	Blended purified acid products, potassium phosphates
Geismar, Louisiana(3)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.

(2)	All of the MGA is consumed internally in the production of downstream products.

(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2011, the Aurora facility’s total production of phosphate rock was 4.6 million tonnes and the White Springs facility’s total production of phosphate rock was 2.7 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers in June 2009. The permit authorizes mining in excess of 30 years.

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

Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia and much of this ammonia is purchased from third parties. Ammonia to White Springs is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is supplied through rail deliveries from our Lima, Ohio production facility, Geismar, Louisiana storage facility.

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

Phosphate Rock (Millions of tonnes)
	Annual Capacity	2011		2010		2009
		Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.617	27.28	4.068	27.29	4.198	27.36
White Springs, FL	3.6	2.697	29.73	1.783	30.11	2.499	30.35
Total	9.6	7.314		5.851		6.697

8	PotashCorp 2011 Annual Report on Form 10-K

Phosphoric Acid (Millions of tonnes P2,O5)
	Annual Capacity	2011 Production	2010 Production	2009 Production
Aurora, NC	1.202	1.177	1.146	0.932
White Springs, FL	0.966	0.889	0.705	0.433
Geismar, LA	0.202	0.138	0.136	0.140
Total	2.370	2.204	1.987	1.505

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

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2011 at a stated average grade of 30.66% P2O5.

	Tonnes of Phosphate Rock (Millions of tonnes) Stated Average Grade 30.66% P205
	Proven Reserves	Probable Reserves	Total Reserves
Aurora
Permitted	53.8	1.0	54.8
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	34.6	—	34.6
To Be Permitted	3.6	—	3.6
Total	145.8	7.8	153.6

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 30 years. This mine life is based on an average annual production rate of approximately 3.82 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2011. If mineral deposits covered by the new permit at Aurora and now reclassified as resources are included, the mine life at Aurora would be about 49 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 17 years. This mine life is based on an average annual production rate of approximately 2.28 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2011.

PotashCorp 2011 Annual Report on Form 10-K	9

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

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2011 for each of our mines is as follows:

	Mineral Resource (30.66% P205 )(1)
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)
Aurora	172.6	4.6	—
White Springs	76.3	0.1	—

(1)	Resources are different from Reserves and are not additive. Resources are defined as tonnes in situ before recovery factors have been applied.

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

Plant Locations	Nitrogen Products Produced
Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(1)	Nitric acid and nitrogen solutions
Lima, Ohio	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	Since 2003, we have not produced ammonia at Geismar. In February 2011, we announced plans to resume ammonia production at our Geismar plant, and we currently anticipate resuming ammonia production at Geismar in the third quarter of 2012.

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

The following table sets forth the annual capacity and, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1) (Millions of Tonnes)
	Annual Capacity	2011 Production	2010 Production	2009 Production
Trinidad(2)	2.194	2.094	2.194	1.858
Augusta, GA(2)	0.717	0.717	0.693	0.690
Lima, OH(2)	0.611	0.611	0.482	0.555
Total	3.522	3.422	3.369	3.103

(1)	A substantial portion is upgraded to value-added products.

(2)	Capacity increased.

10	PotashCorp 2011 Annual Report on Form 10-K

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the US, we enter into natural gas hedging transactions with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 83% of its requirements in 2012, 67% in 2013, 56% in 2014 and 2015, and 51% from 2016 to 2018. The gas contract for our smallest Trinidad plant expired in 2011 and renegotiations are underway. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 81% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Marketing

We sell to a diverse group of customers both by geography and by end product and, apart from sales to Canpotex, no one customer accounted for more than 10% of our total sales in 2011. Market conditions will vary on a year-over-year basis, and sales can be expected to shift from one period to another.

The following table summarizes our sales (in millions of US dollars) from potash, phosphate and nitrogen products (by geographical distribution) in the past two fiscal years.

	2011	2010
Potash
Canada	$142	$138
United States	1,580	1,316
Canpotex(1)	1,956	1,273
Other	305	274
Total	$3,983	$3,001
Phosphates
Canada	$173	$100
United States	1,507	1,149
PhosChem(1)	563	396
Other	235	177
Total	$2,478	$1,822
Nitrogen
Canada	$10	$3
United States	1,888	1,562
Other	356	151
Total	$2,254	$1,716

(1)	See discussion below for information regarding Canpotex Limited (“Canpotex”) and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

For financial information about our business segments and North American and offshore sales, see the information under “Potash — Our Potash Markets” and “Potash — Potash Performance” on pages 45 and 49 through 51, “Phosphate — Our Phosphate Markets” and “Phosphate — Phosphate Performance” on pages 53 and 54 and pages 55 through 57 and “Nitrogen — Our Nitrogen Markets” and “Nitrogen —Nitrogen Performance” on pages 59 and 60 and 61 through 63 in our 2011 Annual Report, attached as Exhibit 13, and Note 16, “Segment Information” to the Company’s audited consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of certain non-current assets is disclosed in Note 16, “Segment Information” to the Company’s 2011 audited consolidated financial statements, incorporated by reference under Item 8 in this report.

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

North American Marketing

In 2011, North American sales of potash products represented 43% of our total potash sales, substantially all of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

In 2011, North American sales of phosphate products represented 68% of our total phosphate sales, substantially all of which were attributable to phosphate customers in the United States. In 2011, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

In 2011, North American sales of nitrogen products represented 84% of our total nitrogen sales and our total non-fertilizer products accounted for 69% of our total nitrogen sales, substantially all of

PotashCorp 2011 Annual Report on Form 10-K	11

which were attributable to nitrogen customers in the US. Typically, North American nitrogen fertilizer sales are greatest in the second quarter. In 2011, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

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

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2011, we supplied 53.61% of Canpotex’s requirements. Canpotex generally sells potash to private and public firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past two calendar years in the various geographical regions.

	2011	2010
China	17%	14%
India	9	14
Other Asian countries	43	41
Latin America	26	25
Other countries	5	6
Total	100%	100%

For 2011, sales to Canpotex represented 49% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 8% of our total potash sales in 2011.

Since 1975, PhosChem has exported US-produced phosphate fertilizers of its members pursuant to the US Webb-Pomerene Act, which provides a limited US anti-trust exemption for actions in export trade or the course of export. Currently, the members of PhosChem are PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members have agreed, except for certain sales that are reserved individually to the PhosChem member companies, to export their fertilizer products exclusively through PhosChem. PhosChem negotiates prices and other terms for such export sales of its members’ phosphate fertilizer products that are made through PhosChem. Since 1995, pursuant to the terms of the PhosChem membership agreement, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers and PCS Sales (USA), Inc., is responsible for the marketing of liquid merchant grade phosphoric acid in export trade. Total sales for 2011 (on a P2O5 basis) were apportioned as follows: 70.8% to Mosaic Crop Nutrition LLC and 29.2% to PCS Sales (USA), Inc. The PhosChem agreement is renewed annually.

Revenue from sales to PhosChem accounted for 23% of our total phosphate sales in 2011. Other offshore phosphate sales accounted for 9% of our total phosphate sales in 2011. In 2011, 57.5% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for the past two calendar years in the various geographical regions.

	2011	2010
India	54%	58%
China	—	2
Other Asian countries	8	9
Latin America	27	20
Other countries	11	11
Total	100%	100%

12	PotashCorp 2011 Annual Report on Form 10-K

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2011, our offshore sales of nitrogen products represented 16% of our total nitrogen sales.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) laws, policies and actions affecting foreign trade; (ii) other economic, political and regulatory policies of foreign governments, (iii) changes in foreign currency and exchange controls; and (iv) fluctuations in foreign currency exchange rates.

Transportation and Distribution

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2011, we leased or owned 207 terminal and warehouse facilities, some of which have multi-product capability for a total of 270 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also lease or own approximately 9,950 rail cars. In the offshore market, the Company leases one warehouse in China, one in Malaysia and one dry bulk fertilizer port terminal in Brazil through a joint venture.

Potash

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

Most of our potash for North American customers is shipped by rail. Shipments are also made by rail from each of our Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to our warehouses and storage facilities in Canada and the United States. Potash from the New Brunswick mine is shipped primarily by ocean-going vessels from the Port of Saint John, although truck and rail transport are also used for North American customers.

In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities store potash pending shipment, by ocean-going vessels, overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also transport potash to and have an interest in a port facility located in Portland, Oregon.

Phosphate

With respect to phosphates, we have long-term leases on shipping terminals in Morehead City and Beaufort, North Carolina, through which we receive and store Aurora facility raw materials and finished product. Most of our offshore phosphate sales are shipped through the terminal at Morehead City. We use barges and tugboats to transport solid products, phosphoric acid and sulfur between the Aurora facility and shipping terminals. Raw materials and products, including sulfur, are also transported to and from the Aurora facility by rail.

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the US. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to domestic destinations by rail. We also ship some of our products produced at the White Springs facility for offshore sales by Panamax through a port facility in Tampa, Florida. Ammonia to White Springs and Aurora is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is also supplied through rail deliveries from our Lima, Ohio production facility and Geismar, Louisiana storage facility.

Much of the Geismar facility’s phosphoric acid and sulfuric acid is delivered via pipeline to nearby customers. The balance of the facility’s phosphate products is shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Nitrogen

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 44 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from the Trinidad plant primarily to markets in the United States and also to Latin America and Europe. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.

Competition

Potash

Potash is a commodity, characterized by minimal product differentiation, and, consequently, producers compete based on price, quality and service (e.g., delivery time and ability to supply high quality material). We price competitively and sell high quality products and provide high quality service to our customers. Our

PotashCorp 2011 Annual Report on Form 10-K	13

service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. The Mosaic Company, Agrium Inc. and Intrepid Potash are our main competitors in North America, along with offshore imports into the US Gulf and East Coast, primarily from Belarusian Potash Company (“BPC”), the marketing agency for suppliers in the former Soviet Union and Israel Chemicals Ltd. (“ICL”). In offshore markets, Canpotex and PCS Sales compete with BPC and producers such as ICL, K+S Group and Sociedad Quimica y Minera de Chile S.A. (“SQM”).

Phosphate

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

Our competitors for North American phosphate fertilizer sales are The Mosaic Company, CF Industries, Inc., Mississippi Phosphates Corporation, J.R. Simplot Company and Agrium Inc., and in offshore markets, we compete primarily with Office Cherifien des Phosphates (“OCP”), as well as Russian and Chinese producers.

Within the animal feed supplement business in the phosphate segment, opportunities exist to differentiate products based on nutritional content, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market segments. We compete with The Mosaic Company, J.R. Simplot Company and Chinese and Russian producers for feed sales.

Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. We market industrial phosphate products principally in the US and we compete with Innophos Holdings, Inc., ICL and Chinese producers for North American industrial sales.

Nitrogen

Nitrogen, globally the most widely produced nutrient, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, may be manufactured in countries with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Natural gas makes up 70-85% of the cash cost of producing ammonia.

Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are connected to their suppliers by pipeline.

Our nitrogen production serves both fertilizer and industrial customers. Our US plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. Our US production is currently in a favorable cost position, primarily due to shale gas developments. In Trinidad, our natural gas contracts are primarily indexed to Tampa, Florida ammonia prices. Within North America, sales are regionalized due to transportation costs. In the US market, we compete with other domestic producers, including CF Industries, Inc., Agrium, Inc. and Koch Industries, Inc., and with imported product from suppliers in the Middle East, North Africa, Trinidad, Russia and China.

Employees

At December 31, 2011, we employed 5,703 people, of whom 2,003 were salaried and 3,700 were hourly paid. Of these 5,703 employees, our potash operations employed 2,520 people, our phosphate operations 1,975 and our nitrogen operations 775. Our sales and transportation and distribution functions were handled by 93 employees in Northbrook, Illinois and various other locations in the United States and by 18 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a corporate staff of 316.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Plant Location	Collective Bargaining Agreement Expiry Date
Allan, Saskatchewan	April 30, 2014
Cory, Saskatchewan	April 30, 2014
Patience Lake, Saskatchewan	April 30, 2014
Lanigan, Saskatchewan	January 31, 2012
Rocanville, Saskatchewan	May 31, 2012
Cincinnati, Ohio	November 1, 2015
Lima, Ohio	October 1, 2012
White Springs, Florida	December 2, 2013

In 2011, three collective agreements expired at Allan, Cory and Patience Lake and new three-year collective bargaining agreements were successfully negotiated for those facilities. Negotiations for a new collective bargaining agreement at Lanigan started in early 2012. At Esterhazy, the collective bargaining agreement between Mosaic and the union representing its employees expires January 31, 2013.

14	PotashCorp 2011 Annual Report on Form 10-K

We believe we have an effective working relationship with our employees, and the unions representing them.

Royalties and Taxes

Royalties and Other Taxes

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax (“Potash Production Tax”). The Potash Production Tax totaled $39 million in 2011. As a resource corporation in the Province of Saskatchewan, we are also subject to a resource surcharge that is a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In 2011, the total resource surcharge paid was $104 million.

In addition to the Potash Production Tax and resource surcharge, royalties, taxes and rental fees are payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others by potash producers in respect of potash sales, production or property in the Provinces of Saskatchewan and New Brunswick. These royalties, taxes and fees, which are included in cost of goods sold, were $120 million in 2011.

Property and other taxes payable to US governments, municipalities and other entities, which are included in cost of goods sold, totaled $24 million in 2011.

For 2011, miscellaneous taxes paid (not included above) totaled $4 million.

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes increased due to higher income before taxes. The annual effective tax rate on ordinary earnings was 26% in both 2011 and 2010.

The effective tax rate including discrete items for 2011 was 26% compared to 28% in 2010. Total discrete tax adjustments that impacted the rates were $1 million (2010 — $63 million). Significant items recorded included the following:

•	In 2011, a current tax recovery of $21 million for previously paid withholding taxes;

•	In 2011, a current tax recovery of $14 million due to income tax losses in a foreign jurisdiction;

•	In 2011, a deferred tax expense of $26 million to adjust amounts related to partnerships; and
•	In 2010, a current tax expense of $81 million and a deferred tax recovery of $45 million to adjust the 2009 income tax provision to the income tax returns filed during 2010.

Environmental Matters

Our operations are subject to numerous environmental requirements under federal, provincial, state and local laws and regulations of Canada, US and Trinidad and Tobago. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of these laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.

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

Our operating expenses, other than those associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $131 million for the year ended December 31, 2011, as compared to $134 million for the year ended December 31, 2010.

We routinely undertake environmental capital projects. In 2011, capital expenditures of $67 million (2010 — $60 million) were incurred to meet pollution prevention and control objectives and $2 million (2010 — $1 million) were incurred to meet other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2011 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives and other environmental objectives.

Environmental Requirements, Permits and Regulatory Approvals

Many of our operations and facilities are required to operate in compliance with a range of regulatory requirements, permits and approvals. Such permits and approvals typically have to be renewed or reissued periodically. We may also become subject to new laws or regulations that impose new requirements or require us to obtain

PotashCorp 2011 Annual Report on Form 10-K	15

new or additional permits or approvals. We believe that we are currently in material compliance with existing regulatory programs, permits and approvals. However, there can be no assurance that such permits or approvals will be issued in the ordinary course.

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

Climate Change. We have determined that we will pursue a greenhouse gas mitigation strategy because climate change is of increasing concern to governments, elected officials, non-governmental organizations, community leaders and the general public. Increasing regulation of greenhouse gases could impact our operations by requiring changes to our production processes or increasing raw material, energy, production or transportation costs. We have assembled a multidisciplinary task force to assess the objectives of such a strategy along with the revenue opportunities and the corporate costs of doing so.

A source of greenhouse gases from our operations is process emissions from some of our nitric acid plants. In addition, the use of natural gas at our mines and as a feedstock in our ammonia production results in greenhouse gas emissions. The use of electricity and the transportation of materials associated with our operations are indirect sources of greenhouse gases.

The Company has set a goal of reducing greenhouse gas emissions by ten percent per tonne of product by the end of 2012, compared to 2007. As part of meeting that goal, greenhouse gas emission monitoring equipment has been installed at two of our nitric acid plants. Although the Company is on track to achieve this goal, further reduction efforts are complicated by the lack of comprehensive greenhouse gas legislation in the US, where most of the Company’s greenhouse gas emissions occur.

We continue to monitor the international efforts to address climate change, including developments on the Kyoto Protocol and the Copenhagen Accord. The effect of these initiatives on our operations cannot be determined with any certainty at this time.

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

In addition to the foregoing, the information under the first five bullets of the third paragraph of “Legal and Other Matters” of Note 27 to the Company’s audited consolidated financial statements in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

Asset Retirement Obligations

Provisions are recognized when: (1) the Company has a present legal or constructive obligation as a result of past events; (2) it is probable that an outflow of resources will be required to settle the obligation; and (3) the amount has been reliably estimated. We have recorded in the Company’s audited consolidated financial statements provisions for decommissioning obligations (also known as asset retirement obligations) primarily related to mining and mineral activities. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 14 of the Company’s audited consolidated financial statements in the 2011 Annual Report for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans that are economically sound and that, in most cases, may not be implemented for several decades. We have continued to use appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2011, we had accrued a total of $617 million for asset retirement obligations. The current portion totaled $19 million.

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans, and financial assurances for these plans, approved by the responsible provincial minister. The Minister of the

16	PotashCorp 2011 Annual Report on Form 10-K

Environment for Saskatchewan (“MOE”) has approved the plans previously submitted by the Company, which had provided a CDN $2 million irrevocable letter of credit and a payment of CDN $3 million into the agreed-upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or as required by the MOE. The next scheduled review was to be completed by June 30, 2011. The Company submitted its decommissioning and reclamation plans and its financial assurances proposal in May 2011 and is awaiting a response. The MOE has advised that it considers the Company in compliance with the regulations until the review is finalized and a response is provided. The MOE had previously indicated that it would be seeking an increase of the amount paid into the trust fund by the Company for this submission. Based on current information, the Company does not believe that its financial assurance requirements or future obligations with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

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

We have accrued $24 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $7 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters to the extent the incurrence of the costs are likely and can be reasonably estimated.

In addition to the foregoing, the information under the first two paragraphs (including any bullets thereunder) of “Legal and Other Matters” of Note 27 to the Company’s audited consolidated financial statements in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

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

PotashCorp 2011 Annual Report on Form 10-K	17

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 21, 2012 is as follows:

Name	Age	Served Since	Current Position Held
William J. Doyle	61	1987	President and Chief Executive Officer
Wayne R. Brownlee	59	1988	Executive Vice President, Treasurer and Chief Financial Officer
G. David Delaney	51	1997	Executive Vice President and Chief Operating Officer
Robert A. Jaspar	53	1997	Senior Vice President, Information Technology
Joseph A. Podwika	49	1997	Senior Vice President, General Counsel and Secretary
Stephen F. Dowdle	61	1999	President, PCS Sales
Garth W. Moore	63	1982	President, PCS Potash
Brent E. Heimann	51	1997	President, PCS Phosphate and PCS Nitrogen
Daphne J. Arnason	56	1988	Vice President, Internal Audit
Darryl S. Stann	44	2003	Vice President, Procurement
Mark F. Fracchia	57	1984	Vice President, Safety, Health and Environment
Lee M. Knafelc	44	1998	Vice President, Human Resources and Administration
Denis A. Sirois	56	1978	Vice President and Corporate Controller
Denita C. Stann	43	2006	Vice President, Investor and Public Relations

Each of the officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
G. David Delaney	March 2000 — July 2010	President, PCS Sales
Stephen F. Dowdle	December 2005 — July 2010	Senior Vice President, Fertilizer Sales, PCS Sales
Brent E. Heimann	February 2007 — February 2011	Vice President, PCS Phosphate and PCS Nitrogen
Darryl S. Stann	September 2006 — June 2010	Vice President, Marketing, PCS Sales
	July 2010 — February 2011	Vice President, Industrial Sales, PCS Sales
Mark F. Fracchia	January 2007 — February 2011	General Manager, PCS Potash, New Brunswick Division
Lee M. Knafelc	April 2004 — August 2007	Director, Industrial Relations & People Development
	September 2007 — December 2010	Senior Director, Human Resources
Denita C. Stann	January 2007 — December 2008	Director, Investor Relations
	January 2009 — December 2010	Senior Director, Investor Relations

Presentation of Financial Information

We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 16, “Segment Information” to the Company’s audited consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the two-year period ended December 31, 2011, incorporated by reference under Item 8 of this report.

We previously prepared our financial statements in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) as set out in the Handbook of the Canadian Institute of

Chartered Accountants (“CICA Handbook”). In 2010, the CICA Handbook was revised to incorporate International Financial Reporting Standards (“IFRS”), and required publicly accountable enterprises to apply these standards effective for years beginning on or after January 1, 2011, with early adoption permitted. Accordingly, we present our audited consolidated financial statements in accordance with IFRS, as issued by the International Accounting Standards Board (“IASB”), and First-Time Adoption of International Financial Reporting Standards. Subject to certain transition elections, we have consistently applied the same accounting policies in our opening IFRS statement of financial position as at January 1, 2010 and throughout all periods presented, as if these policies had always been in effect. See

18	PotashCorp 2011 Annual Report on Form 10-K

Note 30, “Transition to IFRS,” to our audited consolidated financial statements, incorporated by reference under Item 8 in this report, for a discussion of our transition elections and the impact of the transition to IFRS on our reported financial position and financial performance, including the nature and effect of significant changes in accounting policies from those used in our Canadian GAAP consolidated financial statements as at January 1, 2010, December 31, 2010, and for the years ended December 31, 2011 and December 31, 2010.

Transition to IFRS

We are a foreign private issuer in the United States that voluntarily files our audited consolidated financial statements with the Securities and Exchange Commission (the “Commission”) on US domestic forms. In connection with our transition to IFRS, we are permitted to file two years of financial statements presented in accordance with IFRS, as issued by the IASB, instead of three, in our audited consolidated financial statements, incorporated by reference under Item 8 in this report, and to discuss the two most recent fiscal years in the disclosure under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 9 through 78 and “Appendix” on pages 157 and 158 in the 2011 Annual Report, incorporated by reference under Item 7 in this report. In addition, we are permitted to file with the Commission our audited consolidated financial statements under IFRS, as issued by the IASB, without a reconciliation to US generally accepted accounting principles (“US GAAP”). As a result, we no longer prepare a reconciliation of our results to US GAAP. It is possible that certain of our accounting policies could be different from US GAAP.

Unless otherwise specified, financial information is presented in US dollars.

Where You Can Find More Information

We file annual, quarterly and current reports and other information with the Commission. You may read and copy any of the information on file with the Commission at the Commission’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file, as we do, electronically with the Commission.

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

Item 1A. Risk Factors

Our performance and future operations are affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated Risk Management Framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Risks to Our Strategy” on pages 20 and 21 in our 2011 Annual Report, attached as Exhibit 13 and incorporated herein by reference. See “Forward-Looking Statements” earlier in this report.

A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report, attached as Exhibit 13, on pages 20 through 22.

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

We estimate the future level of demand for our products and attempt to meet this anticipated growing demand. Accurate estimates allow us to prevent surplus inventory and missed sales opportunities. However, inaccurate estimates can lead to unanticipated costs and decreased profits. If our estimates of future potash demand prove to be overstated, we could experience a lower return on investment due to lower profits.

PotashCorp 2011 Annual Report on Form 10-K	19

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

Commodity price cyclicality varies from industry to industry. The nitrogen industry, for example, is characterized by many producers around the world, lower capital costs of entry and short construction times. As a result, nitrogen is prone to substantial price volatility. In contrast, quality potash deposits are rare; capital costs are very high; and based on our experience we believe that greenfield projects take at least 7 years to develop. As a result, potash prices are less volatile than nitrogen prices.

We rely heavily upon transportation systems, including railcars, ocean freightliners, warehouse and port storage facilities to transport and distribute product to our customers.

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

As discussed below, adverse or uncertain economic conditions or change in credit and financial markets could affect our ability to access transport services as and when required because of the potential impact on the businesses of these transport service providers.

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

20	PotashCorp 2011 Annual Report on Form 10-K

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

The Company is subject to security risks related to our information technology systems.

We rely on information technology systems in order to conduct business, including internal and external communications, ordering and managing shipments of materials for our operations, coordinating transportation of our products and maintaining and reporting our results. Individuals or groups have targeted and may continue to target our information technology systems to attempt to access confidential information. The security measures designed to protect our information technology systems may be breached. A breach could result in unauthorized access to our confidential information such as strategic plans or processes. The costs to us to eliminate or alleviate cyber or other security problems could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of operations that may impede our sales or other critical functions.

Other events may hurt our operating results.

The effects of recent adverse and uncertain economic conditions and changes in the credit and financial markets, including the European sovereign debt crisis, the recent downgrade of US sovereign debt and political concerns over related budgetary matters, are difficult to accurately determine. As a result of these conditions, our relationships with customers and with external partners upon whom we rely may become less stable. Conditions in the credit markets could negatively affect the ability of our customers to pay or reduce their demand for our products. If our customers’ financial condition reduces demand for our products or our suppliers’ financial condition causes disruptions to our supply chain, our operating results may be negatively affected.

Other events may also affect our performance including unexpected or adverse weather conditions; price volatility associated with feedstocks, including natural gas and sulfur; other hedging activities; changes in capital markets and corresponding effects on our investments; changes in foreign currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in, and the effects of, government policy and regulation, including environmental regulations and greenhouse gas regulations and regulations and actions affecting our transportation and sale of natural gas; inherent risks in industrial operations, including inability to obtain insurance for underground operations; inappropriate handling and transportation of some of our products by customers or carriers; and future acquisitions by the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our properties is set forth under the “Properties” sections in Item 1.

Item 3. Legal Proceedings

The information under the last two bullets of the third paragraph of “Legal and Other Matters” of Note 27 to the Company’s audited consolidated financial statements in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

PotashCorp 2011 Annual Report on Form 10-K	21

General

In the normal course of business, we are also subject to various other legal proceedings being brought against us.

While the final outcome of these proceedings is uncertain, we believe that these proceedings, in the aggregate, are not reasonably likely to have a material adverse effect on our financial position or results of operations.

Environmental Proceedings

For a description of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1.

Item 4. Mine Safety Disclosures

Safety is the Company’s top priority and we are committed to providing a healthy and safe work environment for our employees, contractors and all others at our sites to help meet our Company-wide goal of achieving no harm to people.

The operations at the Company’s Aurora, Weeping Water and White Springs facilities are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the implementing regulations, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our Senior Safety Leadership Team is responsible for managing compliance with applicable government regulations, as well as implementing and overseeing the elements of our safety program as outlined in our Safety, Health and Environment Manual.

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Section 1503(a)”) requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The information concerning mine safety violations and other regulatory matters required by Section 1503(a) and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

22	PotashCorp 2011 Annual Report on Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Common share prices and volumes”, “Ownership”, “Dividends” and “NYSE corporate governance” on page 156 in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

On January 26, 2011, the Board of Directors of the Company approved a three-for-one stock split of the Company’s outstanding common shares. The stock split was effected in the form of a stock dividend of two additional common shares for each share owned by shareholders of record at the close of business on February 16, 2011.

All equity based benefit plans have been adjusted to reflect this and prior stock splits. In this annual report on Form 10-K, all share and per-share data reflects the stock splits. In each quarter of 2010, the Company declared a cash dividend of $0.03 per common share, for a total of $0.13 for the year. In each quarter of 2011, the Company declared a cash dividend of $0.07 per common share, for a total of $0.28 for the year.

Dividends paid to US holders of our common shares, who do not use the shares in carrying on a business in Canada, are subject to a Canadian withholding tax under the Income Tax Act. Under the Canada-US Income Tax Convention (1980), the rate of withholding is generally reduced to 15%. Shareholders in the US who have not filed a W-9 are also subject to the back-up withholding tax (currently 28%). Subject to certain limitations, the Canadian withholding tax is treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the US income tax liability of the holder. US holders are generally not subject to tax under the Income Tax Act with respect to any gain realized from a disposition of common shares.

Item 6. Selected Financial Data

The information presented below has been presented on the basis of IFRS(1), as issued by the IASB, or previous Canadian GAAP, as specified. These principles differ in certain significant respects from US GAAP.

		(in millions of US dollars, except per-share amounts)
	2011	2010	2009(1)	2008(1)	2007(1)
Sales	8,715	6,539	3,977	9,447	5,234
Net income	3,081	1,775	981	3,466	1,104
Net income per share — basic	3.60	2.00	1.11	3.76	1.17
Cash dividends declared per share	0.28	0.13	0.13	0.13	0.12
Total assets	16,257	15,547	12,922	10,249	9,717
Long-term debt obligations(2)	3,750	3,755	3,356	1,758	1,358

(1)	As the Company adopted IFRS with effect from January 1, 2010, the Company’s 2007 to 2009 information is presented on a previous Canadian GAAP basis. Accordingly, information for prior years may not be comparable to 2010 and 2011.

(2)	Represents non-current long-term debt obligations and does not include unamortized costs. (See Note 12 to the Company’s audited consolidated financial statements for description of such amounts.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 9 through 78 and “Appendix” on pages 157 and 158 in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Other Financial

Information — Market Risks Associated With Financial Instruments” on page 72 and Note 24 to the Company’s audited consolidated financial statements on pages 128 through 134 in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information under “Management’s Responsibility” and “Consolidated Financial Statements”, including the Reports of Independent Registered Chartered Accountants, contained on pages 85 through 153 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 65 and 66 in our 2011 Annual Report, attached as Exhibit 13, is incorporated herein by reference.

PotashCorp 2011 Annual Report on Form 10-K	23

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s report on internal control over financial reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 85 and 86 in our 2011 Annual Report, attached as Exhibit 13, are incorporated herein by reference.

Item 9B. Other Information

A. Medium-Term Incentive Plan

On February 21, 2012, the Board approved the adoption of a new Medium Term Incentive Plan (the “MTIP”) that is effective for the performance period that began January 1, 2012 and ends December 31, 2014. The MTIP replaces the Medium-Term Incentive Plan that was effective for the performance period that began January 1, 2009 and ended December 31, 2011.

The MTIP is intended to reward senior executives and other key employees for superior performance over the three-year performance period and for continued contributions to our success. The performance objectives under the MTIP are designed to further align the interests of senior executives and other key employees with those of shareholders by linking the vesting of awards to the total shareholder return (“TSR”) over the three-year performance period. TSR measures the capital appreciation in shares of our common stock, including dividends paid during the performance period, and thereby simulates the actual investment performance of the shares.

Our named executive officers are eligible to participate in the MTIP and, as described in the MTIP, were granted a number of units based on the participant’s base salary at the beginning of the performance period (multiplied by three), a target award percentage and the average share price of our common stock over the 30 trading days immediately preceding the performance period. The target award percentages range from 20% to 140%, depending upon the participant’s position and potential for contribution to our success, and are set forth in Section 4.04 of the MTIP.

Units granted under the MTIP vest at the conclusion of the three-year performance period. One-half of the units vest based on increases in our TSR. The remaining one-half of the units vest based on the extent to which our TSR matches or exceeds the TSR of the common shares of a peer group of companies, which consists of the companies included in the DAXglobal Agribusiness Index (inclusive of dividends). None of the units will vest if minimum TSR-based performance objectives are not achieved. The maximum price escalation is capped at four times the starting price over the three-year performance period.

Participants in the MTIP will receive a lump sum payment for the pro rata portion of the performance period that elapsed through the date of any change in control (at the greater of actual or target performance). Generally, such pro rata payments would be made within 30 calendar days following the change in control.

MTIP participants generally are required to continue in a qualifying position throughout the performance period as a condition to vesting. However, if a participant’s employment terminates earlier due to the participant’s retirement, disability or death, or we terminate a participant’s employment without just cause, the participant is entitled to a cash payment in settlement of a pro rata number of units. participant who resigns or whose employment is terminated for just cause forfeits all rights to any units granted under the MTIP.

In the event that an MTIP participant who retires on or before December 31, 2014 engages in any of certain detrimental activities (including competitive activities, solicitation of our employees or disclosure of our confidential information) on or before the date that is one year following the participant’s retirement, the Compensation Committee may (but is not obligated to) withhold any amounts otherwise payable to the participant under the MTIP or require the participant to repay an amount in cash up to the amounts paid out to the participant under the MTIP.

24	PotashCorp 2011 Annual Report on Form 10-K

The foregoing description of the MTIP is qualified in its entirety by reference to the MTIP, which is attached hereto as Exhibit 10(uu) and incorporated herein by reference.

B. Amendments to the PotashCorp Short-Term Incentive Plan

The Board also approved the adoption of amendments to the PotashCorp Short-Term Incentive Plan (the “STIP”), adding a change in control provision.

The amendments to the STIP provide that participants will receive a lump sum payment for the pro rata portion of the year that elapsed through the date of a change in control (at the greater of actual or target performance). Any such pro rata payment would be made within 30 calendar days following the change in control.

The foregoing description of the STIP is qualified in its entirety by reference to the STIP, which is attached hereto as Exhibit 10(m) incorporated herein by reference.

PotashCorp 2011 Annual Report on Form 10-K	25

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Board of Directors — Nominees for Election to the Board of Directors”, “Appointment of Auditors and Report of Audit Committee — Audit Committee Membership” and Appendix F in our 2012 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information under “Board of Directors — Director Compensation,” “Compensation — Letter from and Report of the Compensation Committee,” “Compensation — Compensation Discussion and Analysis” and “Compensation — Executive Compensation” in our 2012 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables under “Board of Directors — ‘At Risk’ Investment and Year Over Year Changes” and “Adoption of 2012 Performance Option Plan — Equity Compensation Plan Information” in our 2012 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Board of Directors — Director Independence and Other Relationships” in our 2012 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under “Appointment of Auditors and Report of Audit Committee — Appointment of Our Auditors” in our 2012 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

26	PotashCorp 2011 Annual Report on Form 10-K

Part IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1. Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 85 through 153 in our 2011 Annual Report, attached as Exhibit 13, are incorporated by reference under Item 8.

2. Schedules

Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2011, December 31, 2010 and January 1, 2010, and for each of the two years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon, dated February 21, 2012; such consolidated financial statements and reports are included in your 2011 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Saskatoon, Canada

February 21, 2012

PotashCorp 2011 Annual Report on Form 10-K	27

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts

(in millions of US dollars)

(audited)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful trade accounts receivable
2011	8	—	—	8
2010	8	—	—	8
2009(1)	8	1	1	8
Allowance for inventory valuation
2011	9	7	5	11
2010	17	2	10	9
2009(1)	97	5	85	17

(1)	As the Company adopted IFRS with effect from January 1, 2010, amounts for 2009 were prepared under previous Canadian GAAP.

3. Exhibits

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

28	PotashCorp 2011 Annual Report on Form 10-K

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

PotashCorp 2011 Annual Report on Form 10-K	29

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(x)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(aa)
10(bb)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

30	PotashCorp 2011 Annual Report on Form 10-K

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(dd)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(ee)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(gg)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(hh)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(ii)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(jj)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(kk)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(ll)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)
10(mm)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(oo)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(pp)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(qq)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(rr)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(ss)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(tt)	Potash corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(uu)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2011 Annual Report. The 2011 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2012 Notice of Meeting, Proxy Circular and Form of Proxy. The 2012 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2011 Summary Annual Report. The 2011 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

PotashCorp 2011 Annual Report on Form 10-K	31

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE	Chair of the Board	February 27, 2012
Dallas J. Howe

/s/ WAYNE R. BROWNLEE	Executive Vice President, Treasurer and	February 27, 2012
Wayne R. Brownlee	Chief Financial Officer
(Principal financial and accounting officer)

/s/ WILLIAM J. DOYLE	President and Chief Executive Officer and Director	February 27, 2012
William J. Doyle	(Principal executive officer)

/s/ CHRISTOPHER M. BURLEY	Director	February 27, 2012
Christopher M. Burley

/s/ JOHN W. ESTEY	Director	February 27, 2012
John W. Estey

/s/ GERALD W. GRANDEY	Director	February 27, 2012
Gerald W. Grandey

/s/ C. STEVEN HOFFMAN	Director	February 27, 2012
C. Steven Hoffman

/s/ ALICE D. LABERGE	Director	February 27, 2012
Alice D. Laberge

/s/ KEITH G. MARTELL	Director	February 27, 2012
Keith G. Martell

/s/ JEFFREY J. MCCAIG	Director	February 27, 2012
Jeffrey J. McCaig

/s/ MARY MOGFORD	Director	February 27, 2012
Mary Mogford

/s/ PAUL J. SCHOENHALS	Director	February 27, 2012
Paul J. Schoenhals

/s/ E. ROBERT STROMBERG, Q.C.	Director	February 27, 2012
E. Robert Stromberg, Q.C.

/s/ ELENA VIYELLA DE PALIZA	Director	February 27, 2012
Elena Viyella de Paliza

32	PotashCorp 2011 Annual Report on Form 10-K

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(x)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(aa)
10(bb)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(dd)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(ee)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(gg)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(hh)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(ii)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(jj)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(kk)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(ll)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2008	10(bb)
10(mm)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(oo)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(pp)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(qq)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(rr)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(ss)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(tt)	Potash corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(uu)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.
11	Statement re Computation of Per Share Earnings.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2011 Annual Report. The 2011 Annual Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2012 Notice of Meeting, Proxy Circular and Form of Proxy. The 2012 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2011 Summary Annual Report. The 2011 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.