Form 10-Q
period 2012-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2012-05-02
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

    Yes  ☐    No  ☑

As at April 30, 2012, Potash Corporation of Saskatchewan Inc. had 858,930,147 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$417	$430
Receivables	1,218	1,195
Inventories (Note 2)	728	731
Prepaid expenses and other current assets	62	52
	2,425	2,408
Non-current assets
Property, plant and equipment	10,150	9,922
Investments in equity-accounted investees	1,259	1,187
Available-for-sale investments (Note 3)	2,387	2,265
Other assets	303	360
Intangible assets	118	115
Total Assets	$16,642	$16,257
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$1,250	$832
Payables and accrued charges	978	1,295
Current portion of derivative instrument liabilities	75	67
	2,303	2,194
Non-current liabilities
Long-term debt (Note 4)	3,457	3,705
Derivative instrument liabilities	198	204
Deferred income tax liabilities	1,094	1,052
Pension and other post-retirement benefit liabilities	576	552
Asset retirement obligations and accrued environmental costs	560	615
Other non-current liabilities and deferred credits	94	88
Total Liabilities	8,282	8,410
Shareholders’ Equity
Share capital (Note 5)	1,486	1,483
Contributed surplus	320	291
Accumulated other comprehensive income	937	816
Retained earnings	5,617	5,257
Total Shareholders’ Equity	8,360	7,847
Total Liabilities and Shareholders’ Equity	$16,642	$16,257
Contingencies and Other Matters (Note 10)

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended March 31
	2012	2011
Sales (Note 6)	$1,746	$2,204
Freight, transportation and distribution	(104)	(149)
Cost of goods sold	(944)	(959)
Gross Margin	698	1,096
Selling and administrative expenses	(57)	(75)
Provincial mining and other taxes	(28)	(34)
Share of earnings of equity-accounted investees	75	51
Other expenses	(3)	(13)
Operating Income	685	1,025
Finance Costs	(34)	(50)
Income Before Income Taxes	651	975
Income Taxes (Note 7)	(160)	(243)
Net Income	$491	$732

Net Income per Share (Note 8)
Basic	$0.57	$0.86
Diluted	$0.56	$0.84

Dividends Declared per Share	$0.14	$0.07

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended March 31
(Net of related income taxes)	2012	2011
Net Income	$491	$732
Other comprehensive income (loss)
Net increase (decrease) in net unrealized gain on available-for-sale investments(1) (Note 3)	122	(271)
Net actuarial loss on defined benefit plans(2)	(11)	—
Net (loss) gain on derivatives designated as cash flow hedges(3)	(13)	13
Reclassification to income of net loss on cash flow hedges(4)	12	14
Other	—	(2)
Other Comprehensive Income (Loss)	110	(246)
Comprehensive Income	$601	$486

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.

(2)	Net of income taxes of $4 (2011 — $NIL).

(3)	Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $8 (2011 — $(8)).

(4)	Net of income taxes of $(8) (2011 — $(8)).

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended March 31
	2012	2011
Operating Activities
Net income	$491	$732
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	128	124
Share-based compensation	16	14
Realized excess tax benefit related to share-based compensation	2	12
Provision for deferred income tax	52	75
Undistributed earnings of equity-accounted investees	(73)	(51)
Other long-term liabilities and miscellaneous	9	(7)
Subtotal of adjustments	134	167
Changes in non-cash operating working capital
Receivables	49	(213)
Inventories	26	(27)
Prepaid expenses and other current assets	(14)	—
Payables and accrued charges	(314)	31
Subtotal of changes in non-cash operating working capital	(253)	(209)
Cash provided by operating activities	372	690
Investing Activities
Additions to property, plant and equipment	(476)	(441)
Purchase of non-current investments	(1)	—
Other assets and intangible assets	(19)	—
Cash used in investing activities	(496)	(441)
Financing Activities
Proceeds from (repayments of) short-term debt obligations	168	(253)
Dividends	(59)	(28)
Issuance of common shares	2	18
Cash provided by (used in) financing activities	111	(263)
Decrease in Cash Position	(13)	(14)
Cash Position, Beginning of Period	430	412
Cash Position, End of Period	$417	$398
Cash position comprised of:
Cash	$37	$82
Short-term investments	380	391
Cash and cash equivalents	417	473
Bank overdraft (included in short-term debt)	—	(75)
	$417	$398
Supplemental cash flow disclosure
Interest paid	$38	$41
Income taxes paid	$316	$175

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

	Equity Attributable to Common Shareholders(1)
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — December 31, 2011	$1,483	$291	$982	$(168)	$—	(2)	$2	$816	$5,257	$7,847
Net income	—	—	—	—	—		—	—	491	491
Other comprehensive income (loss)	—	—	122	(1)	(11)		—	110	—	110
Effect of share-based compensation	—	30	—	—	—		—	—	—	30
Dividends declared	—	—	—	—	—		—	—	(120)	(120)
Issuance of common shares	3	(1)	—	—	—		—	—	—	2
Transfer of actuarial losses on defined benefit plans	—	—	—	—	11		—	11	(11)	—
Balance — March 31, 2012	$1,486	$320	$1,104	$(169)	$—	(2)	$2	$937	$5,617	$8,360

(1)	All equity transactions are attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists in the reserve at beginning or end of period.

	Equity Attributable to Common Shareholders(1)
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — December 31, 2010	$1,431	$308	$2,563	$(177)	$—	(2)	$8	$2,394	$2,552	$6,685
Net income	—	—	—	—	—		—	—	732	732
Other comprehensive (loss) income	—	—	(271)	27	—		(2)	(246)	—	(246)
Effect of share-based compensation	—	51	—	—	—		—	—	—	51
Dividends declared	—	—	—	—	—		—	—	(60)	(60)
Issuance of common shares	18	—	—	—	—		—	—	—	18
Balance — March 31, 2011	$1,449	$359	$2,292	$(150)	$—	(2)	$6	$2,148	$3,224	$7,180

(1)	All equity transactions are attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists in the reserve at beginning or end of period.

(See	Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012

(in millions of US dollars except share amounts)

(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — is an integrated provider of fertilizer, industrial and animal feed products. These unaudited interim condensed consolidated financial statements are based on International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the 2011 annual consolidated financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the 2011 annual consolidated financial statements. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on May 2, 2012.

Recent Accounting Pronouncements

The following new standards and amendments or interpretations to existing standards have been published and are mandatory for future periods as noted below:

IFRS 9, Financial Instruments

In November 2009, the IASB issued guidance on the classification and measurement of financial assets. Under IFRS 9, financial assets will generally be measured initially at fair value plus particular transaction costs, and subsequently at either amortized cost or fair value. In October 2010, the IASB issued additions to IFRS 9 relating to accounting for financial liabilities. Under the new requirements, an entity choosing to measure a financial liability at fair value will present the portion of any change in its fair value due to changes in the entity’s own credit risk in other comprehensive income (“OCI”), rather than within net income. In December 2011, the IASB issued amendments which modify the requirements for transition from IAS 39 to IFRS 9. The modifications introduce new disclosure requirements and eliminate the requirement to restate prior periods to reflect the new presentation. The standard is to be applied prospectively and will be effective for periods commencing on or after January 1, 2015, with earlier application permitted. The company is reviewing the standard to determine the potential impact, if any, on its consolidated financial statements.

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

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	6

IFRS 12, Disclosure of Interests in Other Entities

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

Amendments to IAS 1, Presentation of Financial Statements

In June 2011, the IASB issued amendments to IAS 1 requiring items within OCI that may be reclassified to the profit or loss section of the income statement to be grouped together. The amendments are to be applied retrospectively and will be effective for annual periods commencing on or after July 1, 2012, with earlier application permitted. The company is reviewing these amendments to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IAS 19, Employee Benefits

In June 2011, the IASB issued amendments to IAS 19 relating to the recognition and measurement of post-employment defined benefit expense and termination benefits, and to the disclosures for all employee benefits. The amendments will require remeasurements (actuarial gains and losses and the actual return on plan assets) to be recognized immediately in OCI and all service cost and interest income (expense) to be recognized immediately in net income. Interest income (expense) will be calculated by applying the discount rate to the net defined benefit asset (liability). The amendments are to be applied retrospectively, except for changes to the carrying value of assets that include capitalized employee benefit costs, which are to be applied prospectively. The amendments will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is reviewing these amendments to determine the potential impact, if any, on its consolidated financial statements.

Amendments to IAS 32, Offsetting Financial Assets and Financial Liabilities and IFRS 7, Disclosures

In December 2011, the IASB issued amendments to IAS 32 and IFRS 7 as part of its offsetting project. The amendments clarify certain items regarding offsetting financial assets and financial liabilities and also address common disclosure requirements. The amendments are to be applied retrospectively and will be effective for annual periods commencing on or after January 1, 2013 for IFRS 7 and January 1, 2014 for IAS 32, with earlier application permitted. If IAS 32 is early adopted, the disclosures required by the amendments to IFRS 7 must be provided. The company is reviewing these amendments to determine the potential impact, if any, on its consolidated financial statements.

IFRIC 20, Stripping Costs in the Production Phase of a Surface Mine

In October 2011, the International Financial Reporting Interpretations Committee (“IFRIC”) issued IFRIC 20 clarifying the requirements for accounting for stripping costs in the production phase of a surface mine. This interpretation clarifies when production stripping should lead to the recognition of an asset and how that asset should be measured, both initially and in subsequent periods. The interpretation will be effective for annual periods commencing on or after January 1, 2013, with earlier application permitted. The company is reviewing this interpretation to determine the potential impact, if any, on its consolidated financial statements.

2.	Inventories

	March 31, 2012	December 31, 2011
Finished products	$384	$395
Intermediate products	94	98
Raw materials	95	91
Materials and supplies	155	147
	$728	$731

7	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

3.	Available-for-Sale Investments

The company assesses at the end of each reporting period whether there is objective evidence that a financial asset or group of financial assets is impaired. In the case of equity instruments classified as available-for-sale, for which unrealized gains and losses are generally recognized in OCI, a significant or prolonged decline in the fair value of the investment below its cost may be evidence that the asset is impaired. If objective evidence of impairment were to exist, the impaired amount (i.e., the unrealized loss) would be recognized in net income; any subsequent reversals would be recognized in OCI and would not flow back into net income.

At March 31, 2012, the company assessed whether there was objective evidence that its investment in Sinofert Holdings Limited (“Sinofert”) was impaired. The fair value of the investment, recorded in the consolidated statements of financial position, was $378 compared to the cost of $579. Factors considered in assessing impairment included the length of time and extent to which fair value had been below cost, and current financial and market conditions specific to Sinofert and the Chinese equity markets.

The company concluded that objective evidence of impairment did not exist as at March 31, 2012 and, as a result, the unrealized holding loss of $201 was included in accumulated OCI. Impairment will be assessed again in future reporting periods if the fair value is below cost.

4.	Long-Term Debt

At March 31, 2012, the company classified as current the $250 aggregate principal amount of 4.875 percent senior notes due March 1, 2013.

5.	Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2011	858,702,991	$1,483
Issued under option plans	191,500	2
Issued for dividend reinvestment plan	27,156	1
Balance — March 31, 2012	858,921,647	$1,486

6.	Segment Information

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

	Three Months Ended March 31, 2012
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$583	$613	$550	$—	$1,746
Freight, transportation and distribution	(34)	(41)	(29)	—	(104)
Net sales — third party	549	572	521	—
Cost of goods sold	(222)	(420)	(302)	—	(944)
Gross margin	327	152	219	—	698
Depreciation and amortization	(30)	(60)	(35)	(3)	(128)
Inter-segment sales	—	—	42	—	—

	Three Months Ended March 31, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,109	$549	$546	$—	$2,204
Freight, transportation and distribution	(83)	(43)	(23)	—	(149)
Net sales — third party	1,026	506	523	—
Cost of goods sold	(283)	(356)	(320)	—	(959)
Gross margin	743	150	203	—	1,096
Depreciation and amortization	(42)	(47)	(33)	(2)	(124)
Inter-segment sales	—	—	38	—	—

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	8

7.	Income Taxes

A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

For the three months ended March 31, 2012, the company’s income tax expense was $160 (2011 — $243). The actual effective tax rate including discrete items for the three months ended March 31, 2012 was 25 percent (2011 — 25 percent). Total discrete tax adjustments that impacted the rate in the three months ended March 31, 2012 resulted in an income tax recovery of $2 compared to an income tax recovery of $23 in the same period last year. The significant item recorded in first-quarter 2011 was a current tax recovery of $21 for previously paid withholding taxes.

Income tax balances within the consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	March 31, 2012	December 31, 2011
Current income tax assets:
Current	Receivables	$104	$21
Non-current	Other assets	122	117
Deferred income tax assets	Other assets	28	19
Total income tax assets		$254	$157
Current income tax liabilities:
Current	Payables and accrued charges	$(64)	$(271)
Non-current	Other non-current liabilities and deferred credits	(92)	(85)
Deferred income tax liabilities	Deferred income tax liabilities	(1,094)	(1,052)
Total income tax liabilities		$(1,250)	$(1,408)

8.	Net Income per Share

Basic net income per share for the quarter is calculated on the weighted average number of shares issued and outstanding for the three months ended March 31, 2012 of 858,788,000 (2011 — 854,033,000).

Diluted net income per share is calculated based on the weighted average number of shares issued and outstanding during the period. The denominator is: (1) increased by the total of the additional common shares that would have been issued assuming the exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation is based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period and the effect were dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended March 31, 2012 was 876,098,000 (2011 — 876,467,000).

Excluded from the calculation of diluted net income per share were weighted average options outstanding of 2,502,200 relating to the

2011 and 2008 Performance Option Plans, as the options’ exercise prices were greater than the average market price of common shares for the period.

9.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

10.	Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through March 31, 2012, there were no such operating losses or other liabilities.

Mining Risk

As is typical with other companies in the industry, the company is unable to acquire insurance for underground assets.

9	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Legal and Other Matters

Significant environmental site assessment and/or remediation matters of note include the following:

•

The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a site in Lakeland, Florida that includes a former PCS Joint Venture fertilizer blending facility and certain surrounding properties. A Record of Decision (“ROD”) issued in September 2007 provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $9. In September 2010, the USEPA approved the Remedial Design Report to address the soil contamination. While subject to final construction inspection by the USEPA, the soil remediation has been performed. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related items.

•

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party with respect to a former fertilizer blending operation in Charleston, South Carolina known as the Planters Property or Columbia Nitrogen site, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. The current owner of the Planters Property filed a complaint against PCS Nitrogen in the United States District Court for the District of South Carolina seeking environmental response costs. The district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. PCS Nitrogen has filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit. The ultimate amount of liability for PCS Nitrogen, if any, depends upon the final outcome of the litigation, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are estimated to cost $75. The Settling Parties have initiated CERCLA contribution litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims and counterclaims seeking cost recovery. In addition to the removal action at the Site, the USEPA has investigated sediments downstream in what is called “Operable Unit 1.” In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6. The USEPA issued a Unilateral Administrative Order (“UAO”) dated September 29, 2011 to a number of entities, requiring them to implement the remedy for Operable Unit 1. PCS Phosphate did not receive the UAO. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the UAO and contribution litigation.

•

Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer will implement the approved interim corrective measures but it is unable to estimate with reasonable certainty the total cost of its corrective action obligations under the Order at this time.

•

In December 2009, during a routine inspection of a gypsum stack at the White Springs, Florida facility, a sinkhole was discovered that resulted in the loss of approximately 82 million gallons of water from the stack. The company is sampling production and monitoring wells on its property and drinking water wells on neighboring property to assess impacts. It incurred costs of $17 to address the sinkhole between the time of discovery and completion of remediation in July 2011. In December 2010, the company entered into a consent order with the Florida Department of Environmental Protection (“FDEP”) pursuant to which the company agreed to, among other things, remediate the sinkhole and perform additional monitoring of the groundwater quality and hydrogeologic conditions related to the sinkhole collapse. The company submitted, and FDEP is reviewing, the Remedial Summary Report for the sinkhole remediation. The company also entered into an order on consent with the USEPA. In May 2011, the USEPA and the company’s Board of Directors approved the company’s proposal to implement certain mitigation measures to meet the goals of the USEPA order on consent.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	10

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

Other significant matters of note include the following:

•

The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. At this time, it does not know the scope of corrective action, if any, that may be required. The company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, it is unable to evaluate the extent of any exposure it may have in these matters.

•

The USEPA has begun an initiative to evaluate compliance with the Clean Air Act at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, it has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA and the Louisiana Department of Environmental Quality have notified the company of various alleged violations of the Clean Air Act at its Geismar, Louisiana plant. The governments have demanded process changes and penalties that would cost approximately $34, but the company denies that it has any liability for the Geismar, Louisiana matter. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In July 2010, without alleging any specific violation of the Clean Air Act, the USEPA requested that the company meet and demonstrate compliance with the Clean Air Act for specified projects undertaken at the White Springs, Florida sulfuric acid plants. The company participated in such meeting but, at this time, is unable to evaluate if it has any exposure.

•

Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. In January 2009, the Division of Water Quality of the North

Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of 30 years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, in June 2009, the Corps issued the company a permit that will allow it to mine the phosphate deposits identified in the Section 401 certification. USEPA decided not to seek additional review of the permit. In March 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club, collectively, the “petitioners”), filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings (“OAH”), challenging the Section 401 certification. The company has intervened in this proceeding. On April 26, 2012, OAH granted summary judgment to the company and denied all of the claims asserted by the petitioners. The decision becomes final after review by the Environmental Management Commission where the petitioners would have to carry the burden of showing that the decision is clearly contrary to the preponderance of admissible evidence in the record.

•

There is no certainty as to the scope or timing of any final, effective requirements to control greenhouse gas emissions in the US or Canada. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government previously announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. In January 2011, the USEPA began phasing in requirements for projects that result in a significant increase in greenhouse gas emissions at the company’s plants to obtain permits incorporating the “best available control technology.” The company is not aware of any projects at its facilities that would be subject to these requirements. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2012. The company is monitoring these developments, and, except as indicated above, their effect on its operations cannot be determined with certainty at this time.

•

In December 2010, the USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted to be discharged from the company’s White Springs, Florida plant. The State of Florida has adopted rules for numeric nutrient criteria, subject to approval by the USEPA, which could substitute for the federal rules. Projected capital costs resulting from the USEPA rule could be in excess of

11	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

$100 for White Springs, and there is no guarantee that controls can be implemented which are capable of achieving compliance with the revised nutrient standards under all flow conditions. This estimate assumes that the rule survives court challenges and that none of the site-specific mechanisms for relief from the revised nutrient criteria are available to the plant. Various judicial challenges to both the state and federal rules have been filed, including one lawsuit against the federal rule by The Fertilizer Institute (“TFI”) and White Springs. In June 2011, TFI, White Springs and additional parties filed a Motion for Summary Judgment seeking, among other things, to vacate the USEPA rule. In September 2011, the USEPA filed its Motion for Summary Judgment seeking to uphold its rule. On February 18, 2012, the United States District Court for the Northern District of Florida (“District Court”) ruled on the summary judgment motions and upheld the USEPA numeric nutrient criteria for Florida’s lakes and springs but rejected the criteria for Florida’s streams and rivers as arbitrary and capricious. The effective date for the USEPA numeric nutrient criteria for lakes and streams is July 6, 2012. The company is evaluating the District Court’s decision and continues to monitor the administrative challenges to the state rule. The state rule has been submitted to the USEPA for approval. The prospects for implementation of either the federal or the state rule and the availability of the site-specific relief mechanisms under either rule are uncertain.

•

Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act. In September 2011, the United States Court of Appeals for the Seventh Circuit (“Seventh Circuit”) issued an opinion directing the trial court to dismiss certain of the plaintiffs’ claims. The plaintiffs petitioned for rehearing en banc, which was granted by the Seventh Circuit. Oral argument for the en banc hearing occurred in February 2012 and the parties are awaiting a decision.

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

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the three months ended March 31, 2012 were $292 (2011 — $481). At March 31, 2012, $249 (December 31, 2011 — $291) was owing from Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

12.	Comparative Figures

Certain of the prior periods’ figures have been reclassified to conform with the current period’s presentation.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are the responsibility of management and are as of May 2, 2012. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K, can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

PotashCorp and Our Business Environment

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer company by capacity, producing the three primary crop nutrients — potash (K), phosphate (P) and nitrogen (N). Through our Canadian operations, we are responsible for about 20 percent of global potash capacity. In addition, we hold strategic investments in other potash-related businesses in South America, the Middle East and Asia. We complement our potash assets with focused positions in phosphate and nitrogen.

We sell fertilizer to North American retailers, cooperatives and distributors that provide storage and application services to farmers, the end users. Our offshore customers are government agencies and private importers that buy under contract and on the spot market; while spot market sales are more prevalent in North America, South America and Southeast Asia. Fertilizers are sold primarily for spring and fall application in both Northern and Southern hemispheres.

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

PotashCorp Strategy

We believe that our ability to deliver superior long-term financial returns is the cornerstone of establishing enduring value for all stakeholders. Strong financial performance rewards our shareholders and, at the same time, allows us to focus on our broader social and environmental responsibilities and contribute to the long-term prosperity of our customers, employees, suppliers and communities.

We devise strategies and set priorities in each of our nutrient segments that align with our company-wide goals, focusing on the areas that may best support these goals. While each of our nutrients is important to our success, we believe our unique leverage in potash provides the greatest opportunity for growth in the years ahead.

Our strategic approach in potash is to build on our position whenever value-enhancing opportunities arise and match production to market demand (to reduce downside risk and conserve the long-term value of our potash resources). Our strategic approach in phosphate is to optimize product mix (to maximize gross margin and reduce volatility) and focus on environmental initiatives that preserve habitat and promote natural biodiversity in surrounding areas (in order to support the long-term viability of our operations). Our strategic approach in nitrogen is to enhance gross margin and earnings stability by being a lower delivered cost supplier to the large US nitrogen market, supplemented with an emphasis on sales to industrial customers that value long-term secure supply, and to focus on initiatives to improve energy efficiency.

We seek to be the preferred supplier to high-volume, high-margin customers with the lowest credit risk. It is critical to our success that our customers recognize our ability to create value for them based on the price they pay for our products.

As we plan for our future, we carefully weigh our choices for use of our cash flow. We base investment decisions on cash flow return materially exceeding cost of capital, evaluating the best prospects for return on investment that match our strategy. Most of our recent capital expenditures have gone to investments to expand our own potash capacity; however, we also look to increase our existing offshore potash investments and seek other merger and acquisition opportunities related to this nutrient. In addition, we consider share repurchases and increased dividends as ways to maximize shareholder value over the long term.

13	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Key Performance Drivers — Performance Compared to Goals

In all areas of our business, we set goals and design strategies that focus on delivering sustainable value while appropriately balancing stakeholder interests. We demonstrate our accountability by tracking and reporting our progress against targets related to each goal. Our long-term goals and 2012 targets are set out on pages 31 to 42 of our 2011 Annual Report. A summary of our progress against selected goals and representative annual targets is set out below.

Goal	Representative 2012 Annual Target	Performance to March 31, 2012
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was 11 percent in the first three months of 2012 compared to our sector’s weighted average return (based on market capitalization) of 13 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 12 percent.
Be the supplier of choice to the markets we serve.	Reduce the number of product tonnes involved in customer complaints below the prior three-year average.	First-quarter product tonnes involved in customer complaints fell 68 percent compared to the prior first-quarter three-year average.
Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Maintain an annual employee turnover rate (excluding retirements) of 5 percent or less.	Employee turnover rate (excluding retirements) on an annualized basis for the first three months of 2012 was 4 percent.
Achieve no harm to people.	Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012. Reduce total site recordable injury rate to 1.30 (per 200,000 hours worked) or lower.

Total site severity injury rate was 52 percent below the 2008 annual level for the first three months of 2012. It was 32 percent below the 2008 annual level for the first three months of 2011 and 44 percent below the 2008 annual level by the end of 2011.

During the first quarter of 2012, total site recordable injury rate was 1.17.

Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 10 percent from 2011 levels.	Annualized total reportable incidents were up 100 percent during the first three months of 2012 compared to 2011 annual levels. Compared to the first three months of 2011, total reportable incidents were up 133 percent.

Financial Overview

This discussion and analysis are based on the company’s unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (financial statements in this Form 10-Q) reported under International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board (IASB), unless otherwise stated. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully, together with our 2011 Annual Report.

Earnings Guidance — First Quarter 2012

	Company Guidance	Actual Results
Earnings per share	$0.55 – $0.75	$0.56

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	14

Overview of Actual Results

	Three Months Ended March 31
Dollars (millions) — except per-share amounts	2012	2011	Change	% Change
Sales	$1,746	$2,204	$(458)	(21)
Gross Margin	698	1,096	(398)	(36)
Operating Income	685	1,025	(340)	(33)
Net Income	491	732	(241)	(33)
Net Income per Share — Diluted	0.56	0.84	(0.28)	(33)
Other Comprehensive Income (Loss)	110	(246)	356	n/m

n/m	= not meaningful

Net income in the first quarter of 2012 was down compared to the first quarter of 2011 due primarily to lower potash sales volumes. First-quarter potash gross margin represented 47 percent of total gross margin (68 percent in the first quarter of 2011). Lower potash sales volumes offset the positive impact of higher prices and resulted in potash gross margin of $327 million for first-quarter 2012, well below the first-quarter record of $743 million generated in 2011. The strength of our diversified phosphate product offering offset general weakness in solid phosphate fertilizer. Nitrogen gross margin climbed to a first-quarter record of $219 million, exceeding the $203 million earned in the same period last year.

Buyers in all major potash markets were slow to commit to new purchases through most of the first quarter. Shipments from North American producers reflected this pause, declining 48 percent from the record level of last year’s first quarter. While underlying consumption at the farm level was expected to be strong globally, most dealers chose to defer major purchasing decisions rather than build inventory. In North America, distributors felt little pressure to act quickly in light of elevated producer inventories and greater availability of offshore product. Offshore buyers slowed purchasing in the absence of new Chinese potash supply contracts and the deferral of shipments to India for previously contracted volumes with global suppliers. Although potash prices avoided the pricing volatility of solid phosphate fertilizer and nitrogen products in previous months, they pulled back slightly on limited demand and increased competitive pressures. In this environment, many buyers focused on consuming inventory and awaited greater certainty before committing to new purchases.

By quarter-end, the global potash market strengthened. China settled new supply contracts late in March – including a contract between Canpotex Limited (Canpotex), the offshore marketing organization for Saskatchewan potash producers, and Sinofert Holdings Limited (Sinofert). After this development and the gathering momentum of the North American planting season, customers in most major markets were actively securing new supply to satisfy pent-up demand for potash.

The North American solid phosphate market was impacted by similar caution among dealers, as domestic shipments of solid fertilizers declined from first-quarter 2011 levels. Shipments to offshore markets more than offset weak North American demand, largely as a result of strong movement to India, which had been limited in the first quarter of last year due to the early completion of contract deliveries. The slower demand environment that carried over from late 2011 resulted in solid phosphate fertilizer prices lower than in the first quarter of last year.

In nitrogen, purchasing patterns were markedly better than those of the other nutrients. After the general slowdown in fertilizer markets late in 2011, nitrogen buyers moved quickly to place new orders – buoyed by the prospect of large US corn plantings and concerned about product availability given a reduction in North American import volumes and certain unplanned domestic plant outages. These tight supply/demand fundamentals were most pronounced in urea, which pushed prices higher during the quarter.

Other significant factors that affected earnings in the first quarter of 2012 compared to the same period in 2011 were lower income taxes due to decreased earnings before taxes and higher earnings from equity-accounted investees. Other comprehensive income for the first quarter of 2012 was due to a rise in the fair value of our investment in Israel Chemicals Ltd. (ICL) and was partially offset by a decline in the fair value of our investment in Sinofert. In 2011, other comprehensive loss for the first quarter was the result of declines in the fair values of our investments in both ICL and Sinofert.

15	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Balance Sheet

Property, plant and equipment increased primarily (72 percent) due to our previously announced potash capacity expansions and other potash projects. Available-for-sale investments rose due to the higher fair value of our investment in ICL, though the fair value of our investment in Sinofert declined (discussed further in Note 3 to the financial statements in this Form 10-Q). As at March 31, 2012, $386 million (December 31, 2011 — $387 million) of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

Short-term debt and current portion of long-term debt increased as a result of classifying our senior notes due March 1, 2013 as current and the issuance of commercial paper. Payables and accrued charges fell due to reduced income taxes payable (as a result of payments made during the first three months of 2012), fewer trade payables and lower accrued payroll (employee bonuses accrued at year-end were paid out during the quarter), all of which was partially offset by a doubling of dividends payable.

Equity was impacted by net income, other comprehensive income (both discussed in more detail above) and dividends declared during the first three months of 2012.

Operating Segment Review

We report our results (including gross margin) in three business segments: potash, phosphate and nitrogen, as described in Note 6 to the financial statements in this Form 10-Q. Our reporting structure reflects how we manage our business and how we classify our operations for planning and measuring performance. Management includes net sales in segment disclosures in the unaudited interim condensed consolidated financial statements pursuant to IFRS, as issued by the IASB, which require segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	16

Potash

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
North America	$199	$466	(57)	400	1,092	(63)	$497	$427	16
Offshore	344	555	(38)	849	1,696	(50)	$406	$327	24
	543	1,021	(47)	1,249	2,788	(55)	$435	$366	19
Cost of goods sold	(218)	(280)	(22)				$(175)	$(100)	75
Gross margin	325	741	(56)				$260	$266	(2)
Other miscellaneous and purchased product gross margin(2)	2	2	—
Gross Margin	$327	$743	(56)				$262	$266	(2)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $6 million (2011 — $5 million) less cost of goods sold of $4 million (2011 — $3 million).

	Three Months Ended March 31
	2012	2011	% Change
KCl tonnes produced (thousands)	1,575	2,592	(39)
Total site severity injury rate	0.67	0.78	(14)
Environmental incidents	2	2	—

Potash gross margin variance attributable to:

	Three Months Ended March 31 2012 vs. 2011
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(251)	$28	$(14)	$(237)
Offshore	(215)	67	(31)	(179)
Change in market mix	10	(9)	(1)	—
Total manufactured product	$(456)	$86	$(46)	$(416)
Other miscellaneous and purchased product				—
Total				$(416)

17	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Canpotex Limited (Canpotex) sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended March 31
	2012	2011	Change	% Change
Asia (excluding China and India)	70	45	25	56
Latin America	12	27	(15)	(56)
China	7	16	(9)	(56)
India	4	7	(3)	(43)
Oceania, Europe and Other	7	5	2	40
	100	100

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	18

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Our average realized potash price was up, reflecting price gains in spot and contract markets achieved throughout 2011. Although prices in most major spot markets declined slightly from fourth-quarter 2011, our average realized price moved higher and reflected a lower percentage of sales shipped to offshore contract markets.	i	Volumes fell as a result of slower movement to all major markets, including China, which did not settle its new contract with Canpotex until late March, and India, which delayed shipments of most remaining tonnage on existing contracts until the second quarter of 2012. While demand in other Asian markets slowed compared to the record first quarter of 2011, it remained a region of relative strength, taking 70 percent of Canpotex shipments. Buyers in Latin America worked through inventories to meet continued strong consumption.	i

29 shutdown weeks incurred in 2012 (at our Lanigan, Rocanville, and Allan facilities) to match supply to demand (no shutdown weeks taken in 2011 as facilities operated at or near their full capabilities). During this downtime, we opted to allocate resources to non-production activities rather than lay off employees, which resulted in higher shutdown costs.

		i	In North America, where distributors deferred major purchasing ahead of the spring planting season, our sales volumes were well below the seasonally strong first-quarter 2011.

Phosphate

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Fertilizer	$363	$327	11	637	604	5	$570	$542	5
Feed and Industrial	201	172	17	293	289	1	$686	$594	15
	564	499	13	930	893	4	$607	$559	9
Cost of goods sold	(416)	(353)	18				$(447)	$(395)	13
Gross margin	148	146	1				$160	$164	(2)
Other miscellaneous and purchased product gross margin(2)	4	4	—
Gross Margin	$152	$150	1				$163	$168	(3)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $8 million (2011 — $7 million) less cost of goods sold of $4 million (2011 — $3 million).

	Three Months Ended March 31
	2012	2011	% Change
P2O5 tonnes produced (thousands)	486	532	(9)
P2O5 operating rate percentage	82	90	(9)
Total site severity injury rate	0.56	1.15	(51)
Environmental incidents	3	—	n/m

n/m	= not meaningful

19	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Phosphate gross margin variance attributable to:

	Three Months Ended March 31 2012 vs. 2011
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$12	$14	$(26)	$—
Feed and Industrial	1	27	(26)	2
Change in market mix	(4)	3	1	—
Total manufactured product	$9	$44	$(51)	$2
Other miscellaneous and purchased product				—
Total				$2

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	20

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Results were supported by the typically more stable pricing environment in feed and industrial products, combined with the ability of liquid fertilizer products to attract a premium relative to solid fertilizers and the benefit of a time lag on quarterly contract sales.	h	A larger percentage of sales allocated to meet offshore fertilizer demand, combined with strong feed and industrial volumes, helped offset weakness in North American fertilizer markets.	i	Costs were impacted by higher sulfur costs (up 19 percent).

Nitrogen

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Ammonia	$230	$244	(6)	516	514	—	$447	$474	(6)
Urea	154	138	12	334	331	1	$462	$416	11
Nitrogen solutions/Nitric acid/Ammonium nitrate	110	112	(2)	440	495	(11)	$249	$226	10
	494	494	—	1,290	1,340	(4)	$383	$368	4
Cost of goods sold	(288)	(299)	(4)				$(223)	$(223)	—
Gross margin	206	195	6				$160	$145	10
Other miscellaneous and purchased product gross margin(2)	13	8	63
Gross Margin	$219	$203	8				$170	$151	13

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $27 million (2011 — $29 million) less cost of goods sold of $14 million (2011 — $21 million).

	Three Months Ended March 31
	2012	2011	% Change
N tonnes produced (thousands)	681	686	(1)
Total site severity injury rate	0.11	0.29	(62)
Environmental incidents	2	1	100

21	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance attributable to:

	Three Months Ended March 31 2012 vs. 2011
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$1	$(14)	$4	$(9)
Urea	—	15	—	15
Solutions, NA, AN	(9)	10	—	1
US natural gas hedge	—	—	4	4
Change in market mix	(7)	8	(1)	—
Total manufactured product	$(15)	$19	$7	$11
Other miscellaneous and purchased product				5
Total				$16

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	22

	Three Months Ended March 31
	Sales Tonnes (thousands)		Price per Tonne
	2012	2011	2012	2011
Fertilizer	375	388	$413	$371
Industrial and Feed	915	952	$371	$367
	1,290	1,340	$383	$368

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin, while the • symbol signifies a neutral impact.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Strong demand for urea, nitrogen solutions, nitric acid and ammonium nitrate, combined with limited supply, pushed prices for these products higher.	i	Sales volumes were slightly below the same period last year, largely as a result of reduced production at Geismar.	h	Average natural gas costs in production, including hedge, decreased 19 percent. Natural gas costs in Trinidad production fell 12 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas used in production decreased 30 percent. Including losses on our hedge position, US gas prices declined 28 percent.
i	While ammonia prices strengthened towards the end of the quarter, key benchmark prices were below that of the same period last year due to tight global supplies in the first quarter of 2011.

Other Expenses and Income

	Three Months Ended March 31
Dollars (millions)	2012	2011	Change	% Change
Selling and administrative expenses	$(57)	$(75)	$18	(24)
Provincial mining and other taxes	(28)	(34)	6	(18)
Share of earnings of equity-accounted investees	75	51	24	47
Other expenses	(3)	(13)	10	(77)
Finance costs	(34)	(50)	16	(32)
Income taxes	(160)	(243)	83	(34)

Selling and administrative expenses were lower due primarily to decreased accruals for our short-term incentive plan and our medium-term incentive plan.

Provincial mining and other taxes are comprised mainly of the Saskatchewan Potash Production Tax (PPT) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by an amount based on potash capital expenditures. The resource surcharge is a percentage (3 percent) of the value of the company’s Saskatchewan resource sales. The PPT expense in the first quarter of 2012 was higher than in the first quarter of 2011 as a result of loss carry-forwards utilized in the prior year. The resource surcharge decreased as a result of lower potash sales revenues in the first quarter of 2012.

Share of earnings of equity-accounted investees, primarily Arab Potash Company Ltd. and Sociedad Quimica y Minera de Chile S.A., was higher than last year due to increased earnings by these companies.

23	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Finance costs were affected by the repayment of 10-year senior notes during the second quarter of 2011 and lower average commercial paper balances quarter over quarter. Weighted average debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended March 31
Dollars (millions) — except percentage amounts	2012	2011	Change	% Change
Long-term debt obligations, including current portion
Weighted average outstanding	$3,757	$4,358	$(601)	(14)
Weighted average effective interest rate	5.2%	5.5%	(0.3)%	(5)
Short-term debt obligations
Weighted average outstanding	$837	$1,106	$(269)	(24)
Weighted average effective interest rate	0.4%	0.4%	—	—

Income taxes decreased due to lower income before taxes. The effective tax rate including discrete items remained at 25 percent, unchanged quarter over quarter. The income tax expense for the first three months of 2012 was impacted by a reduction in the Canadian statutory tax rate. The income tax expense for the first three months of 2011 was impacted by a current tax recovery of $21 million for previously paid withholding taxes. For the first three months of 2012, 74 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes and 26 percent related to deferred income taxes.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 68 and 69 of our 2011 Annual Report summarize our short- and long-term liquidity and capital resource requirements, excluding obligations with original maturities of less than one year and planned (but not legally committed) capital expenditures.

Capital Expenditures

Page 47 of our 2011 Annual Report outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. During 2012, we expect to incur capital expenditures, including capitalized interest, of approximately $1,770 million for opportunity capital, approximately $410 million to sustain operations at existing levels, approximately $181 million for major repairs and maintenance (including plant turnarounds) and approximately $40 million for site improvements.

The most significant potash projects(1) on which funds are expected to be spent in 2012, excluding capitalized interest, are outlined in the table below:

CDN Dollars (millions)	2012 Forecast	Total Forecast	Started	Expected Completion(2) (Description)	Forecasted Remaining Spending (after 2012)
Allan, Saskatchewan	$200	$770	2008	2012 (general expansion)	$50
Cory, Saskatchewan	$30	$1,640	2007	2012 (general expansion)	$—
Picadilly, New Brunswick	$300	$1,660	2007	2013 (mine shaft and mill)	$40
Rocanville, Saskatchewan	$800	$2,800	2008	2014 (mine shaft and mill)	$540

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.

(2)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	24

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended March 31
Dollars (millions)	2012	2011	Change	% Change
Cash provided by operating activities	$372	$690	$(318)	(46)
Cash used in investing activities	(496)	(441)	(55)	12
Cash provided by (used in) financing activities	111	(263)	374	n/m

n/m	= not meaningful

The following table presents summarized working capital information as at March 31, 2012 compared to December 31, 2011:

Dollars (millions) — except ratio amounts	March 31, 2012	December 31, 2011	Change	% Change
Current assets	$2,425	$2,408	$17	1
Current liabilities	$(2,303)	$(2,194)	$(109)	5
Working capital	$122	$214	$(92)	(43)
Current ratio	1.05	1.10	(0.05)	(5)

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

Cash provided by operating activities declined quarter over quarter primarily due to lower net income. Changes in non-cash operating working capital were impacted by lower payables and accrued charges in 2012 (higher in 2011) and reduced trade receivables in 2012 due to reduced sales in the quarter (increased in 2011 due to higher sales during the quarter).

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 72 percent (2011 — 79 percent) related to the potash segment in the first quarter of 2012.

Cash provided by financing activities in the first three months of 2012 primarily reflected the net increase in outstanding commercial paper. In the first three months of 2011, cash used in financing activities was the result of a net decrease in commercial paper balances.

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

Principal Debt Instruments

	March 31, 2012
Dollars (millions)	Total Amount	Amount Outstanding and Committed		Amount Available
Credit facilities(1)	$3,500	$998		$2,502
Line of credit	75	19	(2)	56

(1)

The authorized amount under the company’s commercial paper programs in Canada and the US is $1,500 million in the aggregate. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $998 million of commercial paper.

(2)	Letters of credit committed.

We use a combination of short-term and long-term debt to finance our operations. We effectively pay floating rates of interest on our commercial paper and credit facilities, and fixed rates on our senior notes. As of March 31, 2012, interest rates ranged from 0.3 percent to 0.7 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. Our $2,750 million credit facility matures December 11, 2016 and our $750 million credit facility matures May 31, 2013. We also have a $75 million short-term line of credit that is available through August 2012 and an uncommitted $30 million letter of credit facility that is due on demand. Direct borrowings and outstanding letters of credit reduce the amounts available under these facilities. The line of credit and credit facilities have financial tests and other covenants

25	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

(detailed in Notes 9 and 12 to the 2011 audited annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any of the covenants described above could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants described above as of March 31, 2012.

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

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Moody’s	Baa1 (positive)	Baa1 (positive)	P-2	P-2
Standard & Poor’s	A- (stable)	A- (stable)	A-2(1)	A-2	(1)
DBRS	n/a	n/a	R-1 (low)	R-1	(low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a = not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes have been registered under US shelf registration statements.

For the first three months of 2012, our weighted average cost of capital was 9.3 percent (2011 — 10.5 percent), of which 89 percent represented equity (2011 — 90 percent).

Outstanding Share Data

We had 858,921,647 common shares issued and outstanding at March 31, 2012, compared to 858,702,991 at December 31, 2011. At March 31, 2012, 27,429,824 options to purchase common shares were outstanding under the company’s nine stock option plans, as compared to 27,649,074 under nine stock option plans at December 31, 2011.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our consolidated statements of financial position or are recorded there in amounts that differ from the full contract amounts. Principal off-balance sheet activities include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 10 to the financial statements in this Form 10-Q for contingencies related to Canpotex. Refer to page 71 of our 2011 Annual Report for information on our guarantees and derivative instruments. See “Cash Requirements” above and our 2011 Annual Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price components.

Quarterly Financial Highlights

Dollars (millions) — except per-share amounts	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Sales	$1,746	$1,865	$2,321	$2,325	$2,204	$1,813	$1,575	$1,437
Gross margin	698	890	1,132	1,168	1,096	826	550	585
Net income	491	683	826	840	732	508	343	480
Net income per share — basic	0.57	0.80	0.96	0.98	0.86	0.58	0.39	0.54
Net income per share — diluted	0.56	0.78	0.94	0.96	0.84	0.56	0.38	0.53

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	26

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

Related Party Transactions

Refer to Note 11 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the financial statements in this Form 10-Q, which comply with IFRS as issued by the IASB.

The accounting policies used in preparing the financial statements in this Form 10-Q are consistent with those used in the preparation of the 2011 audited annual consolidated financial statements, except as described in Note 1 to the financial statements in this Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first three months of 2012.

We discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and the committee reviewed the disclosures described in this section.

Recent Accounting Changes

Refer to Note 1 to the financial statements in this Form 10-Q for information pertaining to accounting changes effective in 2012 and for information on issued accounting pronouncements that will be effective in future periods.

Risk Management

Execution of our corporate strategy requires an effective program to manage the associated risks. The PotashCorp Risk Management

Framework (the Framework) is applied to identify and manage such risks. The Framework consists of a comprehensive risk universe, with six corporate risk categories, and corresponding identification of risk events. The major corporate categories of risks are: markets/business, distribution, operational, financial, compliance and organizational. Separately and in combination, these risks potentially threaten our strategies and could affect our ability to deliver long-term shareholder value.

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

The company’s Risk Management Process of identification, management and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported quarterly to the audit committee. Detailed discussion of the PotashCorp Risk Management Process can be found on pages 20 and 21 of our 2011 Annual Report as well as in our 2011 Annual Report on Form 10-K. Risk management discussions specific to potash, phosphate and nitrogen operations can be found on pages 21 and 22 of the 2011 Annual Report.

The company recognizes damage to reputation as one of its most severe risk consequences, which is mitigated by ongoing and transparent communication with stakeholders, commitment to sustainability, and best practices in corporate governance. Moreover, significant investments and operations in a number of countries subject the company to business risks which could be exaggerated by differences in domestic culture, political and economic conditions, policies, laws and regulations. In addition, the company may be adversely affected by changing anti-trust laws in operating jurisdictions worldwide. The company may also be subject to security risks due to unauthorized access to our confidential information, which could result from a breach of our information technology systems.

The risks of greatest potential impact to potash reported in the 2011 Annual Report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply in the form of greenfield mines, inadequacy of the transportation and distribution infrastructure to timely accommodate volume delivery demands, and physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata).

27	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with carriers and undertaking sufficient capital investment in transportation infrastructure. Underground mine risk mitigation activities include advanced geoseismic monitoring. At Lanigan, Saskatchewan, mitigation includes ground penetrating radar development and the installation of protective canopies on mining machines.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

Outlook

The most basic driver of global fertilizer demand is fundamental soil science, as a commitment to proper soil fertility is necessary for the ongoing production of healthy, abundant crops. While the science is indisputable, the timing of fertilizer purchasing can vary, leading to short-term fluctuations in global demand. Supply-chain stocking and destocking provide a snapshot of near-term market trends, but the more accurate measure of fertilizer demand is the underlying consumption required to meet the world’s food production needs. In a global marketplace with hundreds of millions of farmers, this is difficult to measure on a real-time basis, but we believe that the powerful economic drivers behind agriculture and the importance of crop fertility are continuing to support increased fertilizer consumption in most major markets.

After remaining on the sidelines through the end of 2011 and the beginning of this year, fertilizer dealers are now beginning to secure products to meet strong demand at the farm level. While the initial focus for many was on acquiring nitrogen to meet their immediate requirements, purchasing of potash and phosphate products accelerated as we entered the second quarter.

Dealers have largely worked through existing potash inventories and are purchasing additional volumes for immediate needs – an important transition with key growing regions in the midst of their primary planting seasons and farmers motivated to capture the economic incentives of proper fertilization. While the degree of caution experienced in the first quarter exceeded our expectations (especially in North America), all key markets are now engaged and we continue to believe that demand will be more robust as 2012 progresses. Operating rates for global potash producers have increased to meet the strength in demand, a measure of growing confidence following significant production curtailments in the first quarter.

In North America, we anticipate improved demand through the remainder of 2012. This should be evident in the second quarter, although it may not match the level of demand experienced in the same period last year when dealers moved earlier to begin restocking for fall. We believe that dealers will attempt to finish the spring planting season with limited inventory and begin the process of restocking in the third quarter. With the prospect of an early harvest and the expectation of limited dealer inventory, we anticipate a strong second half and total 2012 demand in the range of 8.5-9.0 million tonnes.

Healthy farm economics and the expansion of crop acreage continue to support strong consumption of all fertilizers in Latin America. Dealers are now moving aggressively to secure potash supply and are committing to significant new purchases. We estimate total demand in this region will be between 9.8 million and 10.3 million tonnes in 2012, similar to the record level of 2011.

A new supply contract between Sinofert and Canpotex, signed in March, will result in significant shipments to China during the second quarter. With its increasing internal needs, we anticipate 2012 global potash demand in this market will be in the range of 10.5-11 million tonnes, including imports of approximately 6.5 million tonnes.

India’s potash situation remains complex. The drivers of long-term potash demand are clear – rising food requirements, nutrient-deficient soils and lagging crop yields – yet near-term challenges remain. Fertilizer subsidy changes are leading to higher retail prices, reducing demand in the short term. Given the delays of shipments for contracted volumes through to the end of the second quarter, we now estimate that Indian demand is unlikely to exceed the levels of 2011. We anticipate total 2012 demand in this market will be in the range of 3.5-4.5 million tonnes.

Other Asian countries – those outside China and India – used the first quarter to draw down inventories built by record 2011 shipments. This drawdown disguised the strength of underlying consumption created by the excellent returns for a wide range of crops grown in this region. We estimate total demand will be between 8.2 million and 8.7 million tonnes in 2012, down slightly from record purchases in 2011.

In this environment, we now forecast total global potash demand will approximate 53-56 million tonnes in 2012 and expect PotashCorp sales volumes for the year to be in the range of 8.8-9.2 million tonnes. We estimate our 2012 potash segment gross margin will be in the range of $2.6-$2.9 billion. Given our large order book – including what we believe could represent a second-quarter sales volumes record – we do not anticipate any inventory-related downtime in the current quarter.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	28

Relatively stable realizations on phosphoric acid industrial contracts, which are time-lagged to input costs, and phosphate feed products should support stable margins for this segment throughout 2012. In nitrogen, strong agricultural demand and tight supply have raised key benchmark prices that are expected to support higher realized prices through the second quarter. PotashCorp nitrogen sales volumes for full-year 2012 are anticipated to be slightly lower than the previous year as we now expect our Geismar ammonia plant restart will not have significant production available until January 2013. We now forecast our combined phosphate and nitrogen gross margin for 2012 to be in the range of $1.3-$1.5 billion.

We anticipate the 2012 contribution from our equity investments (comprised of dividend income and our share of equity-accounted investee earnings) to approximate $375-$425 million. Our 2012 annual effective tax rate is forecast to be 24-26 percent while we expect provincial mining and other taxes to be in the range of 9-10 percent of total potash gross margin.

PotashCorp expects record or near-record second-quarter earnings, with net income per share to approximate $0.90-$1.10. We now forecast earnings for the full year to be in the range of $3.20-$3.60 per share.

All of our other previous guidance ranges remain in place, including selling and administrative expenses (forecast to be $225-$245 million); finance costs (forecast to be $100-$120 million); and capital expenditures excluding capitalized interest (forecast to be approximately $2.1 billion).

We note that the fair value of our investment in Sinofert as at March 31, 2012 was below its originally recorded cost. While there was not any objective evidence of impairment, it will be assessed again in future reporting periods. Although not included in our guidance, if the decline in fair value becomes significant or prolonged, the unrealized loss would be recognized in net income.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or forward-looking information (forward-looking statements). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in competitive pressures, including pricing pressures; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations with major markets; the European sovereign debt crisis and the recent downgrade of US sovereign debt and political concerns over budgetary matters; timing and impact of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; unexpected or adverse weather conditions; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflows; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; acquisitions we may undertake; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policies and regulations; security risks related to our information technology systems; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2011 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2011 Annual Report, pages 20 to 22.

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2011 audited annual consolidated financial statements and there were no significant changes as at March 31, 2012, except as noted below.

29	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Price Risk

The carrying amount of our investments in ICL and Sinofert was $2,387 million at March 31, 2012 (December 31, 2011 — $2,265). There were no substantial changes to the price sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements.

As at March 31, 2012, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps, which represented a notional amount of 15 million MMBtu with maturities in 2012. At December 31, 2011, the notional amount of swaps was 40 million MMBtu with maturities in 2012 through 2019. There were no substantial changes to the price sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements.

Foreign Exchange Risk

As at March 31, 2012, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $187 million (December 31, 2011 — $160 million) at an average exchange rate of 1.0020 (December 31, 2011 — 1.0437) per US dollar with maturities in 2012. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements.

Interest Rate Risk

As at March 31, 2012, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	30

Part II. Other Information

Item 1. Legal Proceedings

For a description of certain other legal and environmental proceedings, see Note 10 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 4. Other Information

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

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Section 1503(a)) requires us to include certain safety information in the periodic reports we file with the United States Securities and Exchange Commission. The information concerning mine safety violations and other regulatory matters required by Section 1503(a) and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4

31	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	32

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010

33	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(dd)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(ee)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(gg)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(hh)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(ii)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(jj)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(kk)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(ll)	Deferred Share Unit Plan for Non-Employee Directors, as amended.
10(mm)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(oo)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(pp)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(qq)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(rr)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(ss)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(tt)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(uu)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q	34

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

May 2, 2012	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

May 2, 2012	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

35	PotashCorp 2012 First Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(dd)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(ee)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(gg)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(hh)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(ii)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(jj)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(kk)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(ll)	Deferred Share Unit Plan for Non-Employee Directors, as amended.
10(mm)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(oo)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(pp)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(qq)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(rr)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(ss)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(tt)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(uu)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.