Form 10-Q
period 2012-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2012-08-01
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

    Yes  ☐    No  ☑

As at July 31, 2012, Potash Corporation of Saskatchewan Inc. had 859,272,510 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$491	$430
Receivables	1,254	1,195
Inventories (Note 2)	721	731
Prepaid expenses and other current assets	66	52
	2,532	2,408
Non-current assets
Property, plant and equipment	10,522	9,922
Investments in equity-accounted investees	1,204	1,187
Available-for-sale investments (Note 3)	2,132	2,265
Other assets	318	360
Intangible assets	116	115
Total Assets	$16,824	$16,257
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$690	$832
Payables and accrued charges	979	1,295
Current portion of derivative instrument liabilities	69	67
	1,738	2,194
Non-current liabilities
Long-term debt (Note 4)	3,464	3,705
Derivative instrument liabilities	190	204
Deferred income tax liabilities	1,222	1,052
Pension and other post-retirement benefit liabilities (Note 5)	698	552
Asset retirement obligations and accrued environmental costs	638	615
Other non-current liabilities and deferred credits	93	88
Total Liabilities	8,043	8,410
Shareholders’ Equity
Share capital (Note 6)	1,490	1,483
Contributed surplus	315	291
Accumulated other comprehensive income	1,031	816
Retained earnings	5,945	5,257
Total Shareholders’ Equity	8,781	7,847
Total Liabilities and Shareholders’ Equity	$16,824	$16,257

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Sales (Note 7)	$2,396	$2,325	$4,142	$4,529
Freight, transportation and distribution	(123)	(132)	(227)	(281)
Cost of goods sold	(1,074)	(1,025)	(2,018)	(1,984)
Gross Margin	1,199	1,168	1,897	2,264
Selling and administrative expenses	(56)	(55)	(113)	(130)
Provincial mining and other taxes	(72)	(60)	(100)	(94)
Share of earnings of equity-accounted investees	68	66	143	117
Dividend income	67	53	67	53
Impairment of available-for-sale investment (Note 3)	(341)	—	(341)	—
Other (expenses) income	(8)	3	(11)	(10)
Operating Income	857	1,175	1,542	2,200
Finance costs	(31)	(38)	(65)	(88)
Income Before Income Taxes	826	1,137	1,477	2,112
Income taxes (Note 9)	(304)	(297)	(464)	(540)
Net Income	$522	$840	$1,013	$1,572

Net Income per Share (Note 10)
Basic	$0.61	$0.98	$1.18	$1.84
Diluted	$0.60	$0.96	$1.16	$1.79

Dividends Declared per Share	$0.14	$0.07	$0.28	$0.14

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Net of related income taxes)	2012	2011	2012	2011
Net Income	$522	$840	$1,013	$1,572
Other comprehensive income (loss)
Net decrease in net unrealized gain on available-for-sale investments(1)	(256)	(97)	(134)	(368)
Reclassification to income of unrealized loss on impaired available-for-sale investment (Note 3)	341	—	341	—
Net actuarial loss on defined benefit plans(2)	(73)	—	(84)	—
Net loss on derivatives designated as cash flow hedges(3)	(2)	(13)	(15)	—
Reclassification to income of net loss on cash flow hedges(4)	13	14	25	28
Other	(2)	2	(2)	—
Other Comprehensive Income (Loss)	21	(94)	131	(340)
Comprehensive Income	$543	$746	$1,144	$1,232

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.

(2)	Net of income taxes of $44 (2011 — $NIL) for the three months ended June 30, 2012 and $48 (2011 — $NIL) for the six months ended June 30, 2012.

(3)

Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $2 (2011 — $8) for the three months ended June 30, 2012 and $10 (2011 — $NIL) for the six months ended June 30, 2012.

(4)	Net of income taxes of $(8) (2011 — $(8)) for the three months ended June 30, 2012 and $(16) (2011 — $(16)) for the six months ended June 30, 2012.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating Activities
Net income	$522	$840	$1,013	$1,572
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	157	128	285	252
Share-based compensation	2	5	18	19
Impairment of available-for-sale investment (Note 3)	341	—	341	—
Realized excess tax benefit related to share-based compensation	1	11	3	23
Provision for deferred income tax	152	78	204	153
Net distributed (undistributed) earnings of equity-accounted investees	57	1	(16)	(50)
Asset retirement obligations and accrued environmental costs	23	15	10	18
Other long-term liabilities and miscellaneous	19	(8)	41	(18)
Subtotal of adjustments	752	230	886	397
Changes in non-cash operating working capital
Receivables	(43)	24	6	(189)
Inventories	18	6	44	(21)
Prepaid expenses and other current assets	(2)	12	(16)	12
Payables and accrued charges	(25)	(48)	(339)	(17)
Subtotal of changes in non-cash operating working capital	(52)	(6)	(305)	(215)
Cash provided by operating activities	1,222	1,064	1,594	1,754
Investing Activities
Additions to property, plant and equipment	(483)	(492)	(959)	(933)
Purchase of non-current investments	—	—	(1)	—
Other assets and intangible assets	6	(3)	(13)	(3)
Cash used in investing activities	(477)	(495)	(973)	(936)
Financing Activities
Repayment of long-term debt obligations	(2)	(600)	(2)	(600)
(Repayment of) proceeds from short-term debt obligations	(552)	94	(384)	(159)
Dividends	(118)	(60)	(177)	(88)
Issuance of common shares	1	7	3	25
Cash used in financing activities	(671)	(559)	(560)	(822)
Increase (Decrease) in Cash and Cash Equivalents	74	10	61	(4)
Cash and Cash Equivalents, Beginning of Period	417	398	430	412
Cash and Cash Equivalents, End of Period	$491	$408	$491	$408
Cash and cash equivalents comprised of:
Cash	$86	$56	$86	$56
Short-term investments	405	352	405	352
	$491	$408	$491	$408
Supplemental cash flow disclosure
Interest paid	$64	$92	$102	$133
Income taxes paid	$176	$149	$492	$324

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

	Equity Attributable to Common Shareholders(1)
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — December 31, 2011	$1,483	$291	$982	$(168)	$—	(2)	$2	$816	$5,257	$7,847
Net income	—	—	—	—	—		—	—	1,013	1,013
Other comprehensive income (loss)	—	—	207	10	(84)		(2)	131	—	131
Effect of share-based compensation	—	25	—	—	—		—	—	—	25
Dividends declared	—	—	—	—	—		—	—	(241)	(241)
Issuance of common shares	7	(1)	—	—	—		—	—	—	6
Transfer of actuarial losses on defined benefit plans	—	—	—	—	84		—	84	(84)	—
Balance — June 30, 2012	$1,490	$315	$1,189	$(158)	$—	(2)	$—	$1,031	$5,945	$8,781

(1)	All equity transactions are attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists in the reserve at beginning or end of period.

	Equity Attributable to Common Shareholders(1)
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — December 31, 2010	$1,431	$308	$2,563	$(177)	$—	(2)	$8	$2,394	$2,552	$6,685
Net income	—	—	—	—	—		—	—	1,572	1,572
Other comprehensive (loss) income	—	—	(368)	28	—		—	(340)	—	(340)
Effect of share-based compensation	—	34	—	—	—		—	—	—	34
Dividends declared	—	—	—	—	—		—	—	(120)	(120)
Issuance of common shares	24	—	—	—	—		—	—	—	24
Balance — June 30, 2011	$1,455	$342	$2,195	$(149)	$—	(2)	$8	$2,054	$4,004	$7,855

(1)	All equity transactions are attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists in the reserve at beginning or end of period.

(See	Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on August 1, 2012.

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

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	6

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

2.	Inventories

	June 30, 2012	December 31, 2011
Finished products	$385	$395
Intermediate products	91	98
Raw materials	88	91
Materials and supplies	157	147
	$721	$731

3.	Available-for-Sale Investments

The company assesses at the end of each reporting period whether there is objective evidence that a financial asset or group of financial assets is impaired. In the case of equity instruments classified as available-for-sale, for which unrealized gains and losses are generally recognized in OCI, a significant or prolonged decline

7	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

in the fair value of the investment below its cost may be evidence that the asset is impaired. When objective evidence of impairment exists, the impaired amount (i.e., the unrealized loss) is recognized in net income; any subsequent reversals would be recognized in OCI and would not flow back into net income.

At June 30, 2012, the company assessed whether there was objective evidence that its available-for-sale investment in Sinofert Holdings Limited (“Sinofert”) was impaired. The fair value of the investment, recorded in the consolidated statements of financial position, was $238 compared to the cost of $579. Factors considered in assessing impairment included the length of time and extent to which fair value had been below cost.

The company concluded that objective evidence of impairment existed as at June 30, 2012 due to the significance by which fair value was below cost. As a result, the company recognized an impairment loss of $341 in net income for the three and six months ended June 30, 2012 (2011 — $NIL). The recoverable amount was based on fair value less costs to sell which was determined through the value of Sinofert on the Hong Kong Stock Exchange.

4.	Long-Term Debt

During the first quarter of 2012, the company classified as current the $250 aggregate principal amount of 4.875 percent senior notes due March 1, 2013.

5.	Pension and Other Post-Retirement Benefits

A remeasurement of the defined benefit plan assets and liabilities was performed at June 30, 2012. As a result of a change in the discount rate, the company recorded net actuarial losses on defined benefit plan obligations of $73 in OCI, which was recognized immediately in retained earnings at June 30, 2012. The company’s defined benefit pension and other post-retirement benefit liabilities increased by $117 and deferred income tax liabilities decreased by $44 at June 30, 2012.

The discount rate used to determine the benefit obligation for the company’s significant plans at June 30, 2012 was 4.05 percent (December 31, 2011 — 4.60 percent).

The benefit obligations and plan assets for the company’s pension and other post-retirement plans were as follows:

	June 30, 2012	December 31, 2011
Present value of defined benefit obligations	$(1,576)	$(1,417)
Fair value of plan assets	899	887
Funded status	(677)	(530)
Unvested prior service costs not recognized in statements of financial position	(10)	(10)
Pension and other post-retirement benefit liabilities	$(687)	$(540)
Balance comprised of:
Other assets	$19	$20
Liabilities
Current	(8)	(8)
Long-term	(698)	(552)
Pension and other post-retirement benefit liabilities	$(687)	$(540)

6.	Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2011	858,702,991	$1,483
Issued under option plans	362,000	4
Issued for dividend reinvestment plan	72,369	3
Balance — June 30, 2012	859,137,360	$1,490

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	8

7.	Segment Information

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

	Three Months Ended June 30, 2012
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,185	$569	$642	$—	$2,396
Freight, transportation and distribution	(55)	(44)	(24)	—	(123)
Net sales — third party	1,130	525	618	—
Cost of goods sold	(329)	(429)	(316)	—	(1,074)
Gross margin	801	96	302	—	1,199
Depreciation and amortization	(56)	(64)	(35)	(2)	(157)
Inter-segment sales	—	—	50	—	—
Cash flows for additions to property, plant and equipment	338	49	82	14	483

	Three Months Ended June 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,121	$633	$571	$—	$2,325
Freight, transportation and distribution	(70)	(40)	(22)	—	(132)
Net sales — third party	1,051	593	549	—
Cost of goods sold	(258)	(427)	(340)	—	(1,025)
Gross margin	793	166	209	—	1,168
Depreciation and amortization	(37)	(57)	(32)	(2)	(128)
Inter-segment sales	—	—	39	—	—
Cash flows for additions to property, plant and equipment	398	45	46	3	492

	Six Months Ended June 30, 2012
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,768	$1,182	$1,192	$—	$4,142
Freight, transportation and distribution	(89)	(85)	(53)	—	(227)
Net sales — third party	1,679	1,097	1,139	—
Cost of goods sold	(551)	(849)	(618)	—	(2,018)
Gross margin	1,128	248	521	—	1,897
Depreciation and amortization	(86)	(124)	(70)	(5)	(285)
Inter-segment sales	—	—	92	—	—
Cash flows for additions to property, plant and equipment	681	99	155	24	959

	Six Months Ended June 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$2,230	$1,182	$1,117	$—	$4,529
Freight, transportation and distribution	(153)	(83)	(45)	—	(281)
Net sales — third party	2,077	1,099	1,072	—
Cost of goods sold	(541)	(783)	(660)	—	(1,984)
Gross margin	1,536	316	412	—	2,264
Depreciation and amortization	(79)	(104)	(65)	(4)	(252)
Inter-segment sales	—	—	77	—	—
Cash flows for additions to property, plant and equipment	745	92	64	32	933

9	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

8.	Share-Based Compensation

On May 17, 2012, the company’s shareholders approved the 2012 Performance Option Plan under which the company may, after February 21, 2012 and before January 1, 2013, grant options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2012, options to purchase a total of 1,499,300 common shares had been granted under the plan. The weighted average fair value of options granted was $16.33 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$39.36
Expected dividend per share	$0.56
Expected volatility	53%
Risk-free interest rate	1.06%
Expected life of options	5.5 years

9.	Income Taxes

A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

For the three months ended June 30, 2012, the company’s income tax expense was $304 (2011 — $297). For the six months ended June 30, 2012, the company’s income tax expense was $464 (2011 — $540). The actual effective tax rates on ordinary earnings for the three and six months ended June 30, 2012 were 26 percent and 25 percent, respectively (2011 — 26 percent and 27 percent, respectively). The actual effective tax rates including discrete items for the three and six months ended June 30, 2012 were 37 percent and 31 percent, respectively (2011 — 26 percent for both periods). The impairment of the company’s available-for-sale investment in Sinofert is not deductible for tax purposes. Total discrete tax adjustments that impacted the rate in the three months ended June 30, 2012 resulted in an income tax expense of $5. Total discrete tax adjustments that impacted the rate in the six months ended June 30, 2012 resulted in an income tax expense of $3 compared to an income tax recovery of $24 in the same period last year. A significant item recorded in first-quarter 2011 was a current tax recovery of $21 for previously paid withholding taxes.

Income tax balances within the consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	June 30, 2012	December 31, 2011
Current income tax assets:
Current	Receivables	$109	$21
Non-current	Other assets	121	117
Deferred income tax assets	Other assets	31	19
Total income tax assets		$261	$157
Current income tax liabilities:
Current	Payables and accrued charges	$(25)	$(271)
Non-current	Other non-current liabilities and deferred credits	(91)	(85)
Deferred income tax liabilities	Deferred income tax liabilities	(1,222)	(1,052)
Total income tax liabilities		$(1,338)	$(1,408)

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	10

10.	Net Income per Share

Basic net income per share for the quarter was calculated on the weighted average number of shares issued and outstanding for the three months ended June 30, 2012 of 858,988,000 (2011 — 854,997,000). Basic net income per share for the six months ended June 30, 2012 was calculated based on the weighted average number of shares issued and outstanding for the period of 858,888,000 (2011 — 854,518,000).

Diluted net income per share was calculated based on the weighted average number of shares issued and outstanding during the period. The denominator was: (1) increased by the total of the additional common shares that would have been issued assuming the exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation was based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period and the effect were dilutive. The weighted average number of shares outstanding for the diluted net income per share calculation for the three months ended June 30, 2012 was 875,507,000 (2011 — 876,527,000) and for the six months ended June 30, 2012 was 875,813,000 (2011 — 876,612,000).

Excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2012 were weighted average options outstanding of 2,484,950 relating to the 2011 and 2008 Performance Option Plans, as the options’ exercise prices were greater than the average market price of common shares for the periods.

11.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

12.	Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through June 30, 2012, there were no such operating losses or other liabilities.

Mining Risk

As is typical with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters

Significant environmental site assessment and/or remediation matters of note include the following:

•

The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a site in Lakeland, Florida that includes a former PCS Joint Venture fertilizer blending facility and certain surrounding properties. A Record of Decision (“ROD”) issued in September 2007 provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $9. The soil remediation has been performed and approved by USEPA. A Remedial Design Work Plan for the interim remedy for groundwater has been submitted to USEPA. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related items.

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

11	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

•

PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are estimated to cost $75. The Settling Parties have initiated CERCLA contribution litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims, counterclaims and third-party actions seeking cost recovery. In addition to the removal action at the Site, the USEPA has investigated sediments downstream in what is called “Operable Unit 1.” In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6. The USEPA issued a Unilateral Administrative Order (“UAO”) dated September 29, 2011 to a number of entities, requiring them to implement the remedy for Operable Unit 1. PCS Phosphate did not receive the UAO. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the UAO and contribution litigation. On July 10, 2012, the USEPA sent a Special Notice letter to the Settling Parties and to PCS Phosphate seeking the performance and funding of a Remedial Investigation/Feasibility Study at “Operable Unit 2,” which is the former Ward Transformer plant, certain properties surrounding the plant and drainage pathways upgradient of Operable Unit 1. PCS Phosphate is evaluating its response to the Special Notice letter.

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

The company is also engaged in ongoing site assessment and/or remediation activities at a number of other facilities and sites. This includes matters related to investigation of potential brine migration at certain of the potash sites. Based on current information, the company does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other significant matters of note include the following:

•

The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida and one alleged Clean Air Act violation at its Geismar, Louisiana plant. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. At this time, it does not know the scope of corrective action, if any, that may be required. The company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, it is unable to evaluate the extent of any exposure it may have in these matters.

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

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	12

its Geismar, Louisiana plant. The governments have demanded process changes and penalties that would cost approximately $34, but the company denies that it has any liability for the Geismar, Louisiana matter. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In May 2012, the USEPA issued to the company’s White Springs, Florida plant a Notice of Violation (“NOV”) alleging that certain specified projects at the sulfuric acid plants were undertaken in violation of the Clean Air Act. The company has met with USEPA to discuss these allegations but, at this time, is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

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

•

In December 2010, the USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted to be discharged from the company’s White Springs, Florida plant. The State of Florida has adopted rules for numeric nutrient criteria, subject to approval by the USEPA, which could substitute for the federal rules. Projected capital costs resulting from the USEPA rule could be in excess of $100 for White Springs, and there is no guarantee that controls can be implemented which are capable of achieving compliance with the revised nutrient standards under all flow conditions. This estimate assumes that the federal rule survives court challenges and that none of the site-specific mechanisms for relief from the revised nutrient criteria are available to the plant. Various judicial challenges to the federal rules have been filed, including one lawsuit against the federal rule by The Fertilizer Institute (“TFI”) and White Springs. In June 2011, TFI, White Springs and additional parties filed a Motion for Summary Judgment seeking, among other things, to vacate the USEPA rule. In September 2011, the USEPA filed its Motion for Summary Judgment seeking to uphold its rule. In February 2012, the United States District Court for the Northern District of Florida (“District Court”) ruled on the summary judgment motions and upheld the USEPA numeric nutrient criteria for Florida’s lakes and springs but rejected the criteria for Florida’s streams and rivers as arbitrary and capricious. The effective date for the USEPA numeric nutrient criteria for lakes and streams is January 6, 2013. The company is evaluating the District Court’s decision and continues to monitor the state rule which has been submitted to the USEPA for approval. The prospects for implementation of either the federal or the state rule and the availability of the site-specific relief mechanisms under either rule are uncertain.

•

Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act and/or

13	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

certain states' laws. In June 2009, the company, along with other defendants, filed a motion to dismiss the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ amended consolidated complaints. In November 2009, the trial court granted in part and denied in part defendants’ motion to dismiss the indirect purchasers’ amended consolidated complaint. Specifically, the court dismissed the indirect purchasers plaintiffs' federal claim and all state law claims, except those arising out of the state antitrust laws of Michigan and Kansas, and plaintiffs' Iowa unjust enrichment claim. In September 2011, a two-judge panel from the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the trial court’s order denying the defendants’ motion to dismiss and remanded the case to the trial court with instructions to dismiss the direct plaintiffs’ amended complaint. The plaintiffs petitioned for rehearing en banc, which was granted by the Seventh Circuit. On June 27, 2012, the en banc court affirmed the trial court's order denying defendants' motion to dismiss the direct purchaser plaintiffs' complaint. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust lawsuits is without merit and intend to defend them vigorously.

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

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in the Province of Saskatchewan. Sales to Canpotex for the three months ended June 30, 2012 were $668 (2011 — $559) and six months ended June 30, 2012 were $960 (2011 — $1,040). At June 30, 2012, $359 (December 31, 2011 — $291) was owing from Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are the responsibility of management and are as of August 1, 2012. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K as amended by our Annual Report on Form 10-K/A (collectively, the Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

15	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

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

Goal	Representative 2012 Annual Target	Performance to June 30, 2012
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was 7 percent in the first six months of 2012 compared to our sector’s weighted average return (based on market capitalization) of 12 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 5 percent.
Be the supplier of choice to the markets we serve.	Reduce the number of product tonnes involved in customer complaints below the prior three-year average.	For the first six months of 2012, product tonnes involved in customer complaints fell 32 percent compared to the prior three-year first-half average.
Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Maintain an annual employee turnover rate (excluding retirements) of 5 percent or less.	Employee turnover rate (excluding retirements) on an annualized basis for the first six months of 2012 was 4 percent.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites. Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.

Sadly, we had a fatality at our Allan potash facility during the second quarter of 2012.

Total site severity injury rate was 52 percent below the 2008 annual level for the first six months of 2012. It was 40 percent below the 2008 annual level for the first six months of 2011 and 44 percent below the 2008 annual level by the end of 2011.

	Reduce total site recordable injury rate to 1.30 (per 200,000 hours worked) or lower.	During the first six months of 2012, total site recordable injury rate was 1.15.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 10 percent from 2011 levels.	Annualized total reportable incidents were up 71 percent during the first six months of 2012 compared to 2011 annual levels. Compared to the first six months of 2011, total reportable incidents were up 50 percent.

Financial Overview

This discussion and analysis are based on the company’s unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (financial statements in this Form 10-Q) based on International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board (IASB), unless otherwise stated. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, the entire document should be read carefully, together with our 2011 Annual Report.

Earnings Guidance — Second Quarter 2012

	Company Guidance	Actual Results
Earnings per share	$0.90 – $1.10	$0.60

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	16

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions) — except per-share amounts	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales	$2,396	$2,325	$71	3	$4,142	$4,529	$(387)	(9)
Gross Margin	1,199	1,168	31	3	1,897	2,264	(367)	(16)
Operating Income	857	1,175	(318)	(27)	1,542	2,200	(658)	(30)
Net Income	522	840	(318)	(38)	1,013	1,572	(559)	(36)
Net Income per Share — Diluted	0.60	0.96	(0.36)	(38)	1.16	1.79	(0.63)	(35)
Other Comprehensive Income (Loss)	21	(94)	115	n/m	131	(340)	471	n/m

n/m	= not meaningful

Earnings in the second quarter and first half of 2012 were lower than the same periods in 2011 due largely to a $341 million non-tax deductible charge related to the impairment of our investment in Sinofert Holdings Limited (Sinofert) in 2012. Accelerating potash demand, including unprecedented offshore sales volumes, and record contribution from our nitrogen operations in the second quarter resulted in the third-best quarterly total gross margin in our history and slightly exceeded that of the same period last year. The decline in year over year gross margin was the result of declines in potash and phosphate gross margins, partially offset by increased nitrogen gross margin. Second-quarter potash gross margin represented 67 percent of total gross margin (68 percent in the second quarter of 2011) and 59 percent of first six months’ gross margin (68 percent in first-half 2011).

Significant agronomic need and strong crop economics led to increased potash demand during the second quarter. After drawing down existing inventories through the first quarter, all major markets accelerated purchases, with offshore shipments from North American producers setting a new quarterly record. Latin American buyers — most notably in Brazil — moved aggressively to keep pace with record movement to the farm level. Offshore demand was further supported by continued strong engagement from Southeast Asian markets as well as significant shipments to China to satisfy first-half contracted volume commitments. In North America, the spring planting season brought increased demand as dealers responded to immediate customer needs, although they continued to take a cautious approach to inventory management in an effort to end the season with minimal carryover. As a result, North American producer domestic sales volumes were 9 percent below last year’s second quarter, while up 71 percent from first-quarter 2012.

In phosphate, second-quarter shipments of solid fertilizer from US producers declined slightly from the same period last year, as improved North American demand largely offset weaker offshore shipments. Dealers in North America were motivated by strong spring demand and a late-season push to begin restocking in light of limited inventories and rising benchmark prices. The increased activity pushed North American second-quarter shipments from US producers 12 percent above those of the comparable period in 2011. Despite strong demand from Latin America, offshore shipments from US producers fell 22 percent from the same period last year as shipments to India dropped sharply in response to delayed contract settlements with major suppliers as well as limited product availability. While benchmark prices remained slightly below those of the previous year, tight US producer inventories resulted in upward movement late in the quarter.

Nitrogen demand remained robust throughout the second quarter, driven by near-record corn plantings in the US — the highest acreage since 1937. This strong demand, in addition to reported production issues in key exporting regions and delays in expected new capacity, resulted in limited North American producer inventories. With tightening supply, prices for ammonia and urea remained strong through most of the quarter before urea markets began to reflect the typical seasonal weakness coming out of the North American planting season.

Other comprehensive income for the second quarter of 2012 consisted of the reclassification to income of the unrealized loss on our investment in Sinofert which was impaired as of June 30, 2012, a reduction in the fair value of our investments in Israel Chemicals Ltd. (ICL) and Sinofert and net actuarial losses resulting from a remeasurement of our defined benefit plans. Other comprehensive income for the first half of 2012 was primarily affected by the factors above, except that the fair value of our investment in ICL increased. Other comprehensive loss for the second quarter of 2011 was due to a decline in the fair value of our investment in ICL. The decline in fair value of our investments in ICL and Sinofert during the first half of 2011 led to other comprehensive loss for that period.

17	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Balance Sheet

Property, plant and equipment increased primarily (71 percent) due to our previously announced potash capacity expansions and other potash projects. Available-for-sale investments fell due to the lower fair value of our investment in Sinofert, partially offset by a higher fair value for our investment in ICL. Cash provided by operations exceeded cash used to purchase property, plant and equipment, repay commercial paper and pay dividends, resulting in higher cash and cash equivalents. As at June 30, 2012, $405 million (December 31, 2011 — $387 million) of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

Short-term debt and current portion of long-term debt fell as the repayment of commercial paper exceeded the increase in current portion of long-term debt (our senior notes due March 1, 2013 were classified as current). Payables and accrued charges were down due to reduced income taxes payable (as a result of payments made during the first six months of 2012 and lower current taxes accrued on earnings), fewer trade payables and lower accrued payroll (employee bonuses accrued at year end were paid out during the first quarter of 2012), all of which was partially offset by a doubling of dividends payable. Deferred income tax liabilities increased primarily due to tax depreciation exceeding accounting depreciation and was partially offset by the tax impact on the remeasurement of our defined benefit plans (see Note 3 to the financial statements in this 10-Q).

Equity was impacted by net income, other comprehensive income (both discussed in more detail above) and dividends declared during the first six months of 2012.

Operating Segment Review

We report our results (including gross margin) in three business segments: potash, phosphate and nitrogen, as described in Note 7 to the financial statements in this Form 10-Q. Our reporting structure reflects how we manage our business and how we classify our operations for planning and measuring performance. Management includes net sales in segment disclosures in the unaudited interim condensed consolidated financial statements pursuant to IFRS, as issued by the IASB, which require segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, phosphate and nitrogen performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results where applicable to give further insight into these results.

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	18

Potash

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
North America	$326	$409	(20)	651	831	(22)	$502	$492	2
Offshore	803	640	25	1,955	1,690	16	$411	$379	8
	1,129	1,049	8	2,606	2,521	3	$433	$416	4
Cost of goods sold	(328)	(256)	28				$(125)	$(101)	24
Gross margin	801	793	1				$308	$315	(2)
Other miscellaneous and purchased product gross margin(2)	—	—	—
Gross Margin	$801	$793	1				$308	$315	(2)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $1 million (2011 — $2 million) less cost of goods sold of $1 million (2011 — $2 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
North America	$525	$875	(40)	1,051	1,923	(45)	$500	$455	10
Offshore	1,147	1,195	(4)	2,804	3,386	(17)	$409	$353	16
	1,672	2,070	(19)	3,855	5,309	(27)	$434	$390	11
Cost of goods sold	(546)	(536)	2				$(142)	$(101)	41
Gross margin	1,126	1,534	(27)				$292	$289	1
Other miscellaneous and purchased product gross margin(2)	2	2	—
Gross Margin	$1,128	$1,536	(27)				$293	$289	1

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $7 million (2011 — $7 million) less cost of goods sold of $5 million (2011 — $5 million).

19	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
KCl tonnes produced (thousands)	2,807	2,570	9	4,382	5,162	(15)
Total site severity injury rate	0.72	0.40	80	0.73	0.58	26
Environmental incidents	3	2	50	5	4	25

During the second quarter of 2012, a new collective agreement was ratified by the union representing employees in Saskatchewan at our Lanigan mine. This collective agreement expires in May 2015.

Potash gross margin variance attributable to:

	Three Months Ended June 30 2012 vs. 2011				Six Months Ended June 30 2012 vs. 2011
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(90)	$19	$(14)	$(85)	$(341)	$47	$(28)	$(322)
Offshore	53	90	(50)	93	(162)	157	(81)	(86)
Change in market mix	29	(27)	(2)	—	39	(36)	(3)	—
Total manufactured product	$(8)	$82	$(66)	8	$(464)	$168	$(112)	(408)
Other miscellaneous and purchased product				—				—
Total				$8				$(408)

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	20

Canpotex Limited (Canpotex) sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2012	2011	Change	% Change	2012	2011	Change	% Change
Asia (excluding China and India)	36	51	(15)	(29)	47	48	(1)	(2)
Latin America	35	32	3	9	28	30	(2)	(7)
China	21	14	7	50	16	15	1	7
India	6	—	6	n/m	6	3	3	100
Oceania, Europe and Other	2	3	(1)	(33)	3	4	(1)	(25)
	100	100			100	100

n/m	= not meaningful

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Higher pricing in key contract and spot markets.	h

Offshore sales volumes reached a record. All markets were active – most notably Latin America – while China and India were more engaged during the quarter and markets in Other Asia continued their strong pace.

i i

At Esterhazy, brine management costs, other operating costs and depreciation were higher.

11 shutdown weeks incurred in 2012 were due to weather-related pond issues at our Patience Lake facility and unplanned maintenance at our Rocanville and Allan facilities (no shutdown weeks taken in 2011 as facilities operated at or near their full capabilities).

		i	In North America, sales volumes significantly exceeded the first-quarter 2012 total but trailed the second quarter last year as dealers were determined to exit the planting season with limited inventory.
				i	Depreciation costs increased due to higher asset levels associated with our mine expansion activity.
				i	More product from our higher-cost mines went to offshore customers resulting in a higher cost of goods sold variance than North America.

21	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

The change in market mix produced a favorable variance of $29 million related to sales volumes and an unfavorable variance of $27 million in sales prices due to more lower-priced standard product being sold to the offshore market whereas last year, higher-priced granular sales to North America comprised a larger proportion of total sales.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices	Sales Volumes	Cost of Goods Sold
h	Our average realized potash price was up, reflecting price gains in spot and contract markets achieved throughout 2011. Although prices in most major spot markets declined from fourth-quarter 2011, our average realized price moved higher and reflected a lower percentage of sales shipped to offshore contract markets.

i      Volumes fell as a result of slower movement to all major markets in the first half of 2012, including China, which did not settle its new contract with Canpotex until late March, and India, which delayed shipments of most remaining tonnage on existing contracts until the second quarter of 2012.

i      In North America our sales volumes were well below the record first half of 2011 largely because of buyer destocking during the first half of this year.

i      40 shutdown weeks incurred in 2012 (at our Lanigan, Rocanville, Allan and Patience Lake facilities) primarily to match supply to demand (no shutdown weeks taken in 2011 as facilities operated at or near their full capabilities). During this downtime, we opted to allocate resources to non-production activities rather than lay off employees, which resulted in higher shutdown costs.

i      Depreciation costs increased due to higher asset levels associated with our mine expansion activity.

i      More product from our higher-cost mines went to offshore customers resulting in a higher cost of goods sold variance than North America.

The change in market mix produced a favorable variance of $39 million related to sales volumes and an unfavorable variance of $36 million in sales prices due to more lower-priced standard product being sold to the offshore market whereas last year, higher-priced granular sales to North America comprised a larger proportion of total sales.

Phosphate

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Fertilizer	$308	$392	(21)	619	696	(11)	$498	$562	(11)
Feed and Industrial	208	194	7	317	317	—	$656	$611	7
	516	586	(12)	936	1,013	(8)	$552	$578	(4)
Cost of goods sold	(425)	(423)	—				$(454)	$(417)	9
Gross margin	91	163	(44)				$98	$161	(39)
Other miscellaneous and purchased product gross margin(2)	5	3	67
Gross Margin	$96	$166	(42)				$103	$164	(37)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $9 million (2011 — $7 million) less cost of goods sold of $4 million (2011 — $4 million).

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	22

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Fertilizer	$671	$719	(7)	1,256	1,300	(3)	$534	$553	(3)
Feed and Industrial	409	366	12	610	606	1	$670	$603	11
	1,080	1,085	—	1,866	1,906	(2)	$579	$569	2
Cost of goods sold	(841)	(776)	8				$(450)	$(407)	11
Gross margin	239	309	(23)				$129	$162	(20)
Other miscellaneous and purchased product gross margin(2)	9	7	29
Gross Margin	$248	$316	(22)				$133	$166	(20)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $17 million (2011 — $14 million) less cost of goods sold of $8 million (2011 — $7 million).

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
P2O5 tonnes produced (thousands)	500	552	(9)	986	1,084	(9)
P2O5 operating rate percentage	84%	93%	(10)	83%	91%	(9)
Total site severity injury rate	0.23	0.99	(77)	0.40	1.06	(62)
Environmental incidents	1	1	—	4	1	300

Phosphate gross margin variance attributable to:

	Three Months Ended June 30 2012 vs. 2011				Six Months Ended June 30 2012 vs. 2011
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(21)	$(40)	$(12)	$(73)	$(9)	$(26)	$(38)	$(73)
Feed and Industrial	(2)	14	(11)	1	(1)	41	(37)	3
Change in market mix	—	1	(1)	—	(4)	4	—	—
Total manufactured product	$(23)	$(25)	$(24)	(72)	$(14)	$19	$(75)	(70)
Other miscellaneous and purchased product				2				2
Total				$(70)				$(68)

23	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

i h

Our average realized phosphate price reflected lower prices for both solid and liquid fertilizers as a result of key benchmark prices resetting.

Feed and industrial products benefitted from more stable pricing.

		i	Phosphate sales volumes were lower than the second quarter last year, due to slightly lower production and timing of vessel loadings.	i	Lower sulfur costs (down 5 percent) were more than offset by costs associated with our Aurora workforce reduction commenced during the second quarter of 2012, higher purchased rock costs at our Geismar facility and a larger negative adjustment to our phosphate asset retirement obligations in the second quarter of 2012 due to a reduction in the relevant discount rates.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Results were supported by the typically more stable pricing environment in feed and industrial products, combined with the ability of liquid fertilizer products to attract a premium relative to solid fertilizers and the benefit of a time lag on quarterly contract sales.	i	A larger percentage of sales allocated to meet offshore fertilizer demand, combined with increased feed and industrial volumes, was more than offset by weakness in North American fertilizer markets.	i	Costs were impacted by higher sulfur costs (up 6 percent), increased ammonia costs (up 9 percent), higher purchased rock costs at our Geismar facility and costs associated with our Aurora workforce reduction commenced during the second quarter of 2012.

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	24

Nitrogen

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Ammonia	$265	$280	(5)	517	514	1	$512	$545	(6)
Urea	181	130	39	295	316	(7)	$613	$413	48
Nitrogen solutions/Nitric acid/Ammonium nitrate	124	110	13	493	469	5	$251	$234	7
	570	520	10	1,305	1,299	—	$436	$400	9
Cost of goods sold	(290)	(322)	(10)				$(222)	$(248)	(10)
Gross margin	280	198	41				$214	$152	41
Other miscellaneous and purchased product gross margin(2)	22	11	100
Gross Margin	$302	$209	44				$231	$161	43

(1)  Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)  Comprised of net sales of $48 million (2011 — $29 million) less cost of goods sold of $26 million (2011 — $18 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Ammonia	$495	$524	(6)	1,033	1,028	—	$480	$510	(6)
Urea	335	268	25	629	647	(3)	$533	$414	29
Nitrogen solutions/Nitric acid/Ammonium nitrate	234	222	5	933	964	(3)	$250	$230	9
	1,064	1,014	5	2,595	2,639	(2)	$410	$384	7
Cost of goods sold	(578)	(621)	(7)				$(223)	$(235)	(5)
Gross margin	486	393	24				$187	$149	26
Other miscellaneous and purchased product gross margin(2)	35	19	84
Gross Margin	$521	$412	26				$201	$156	29

(1)    Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)    Comprised of net sales of $75 million (2011 — $58 million) less cost of goods sold of $40 million (2011 — $39 million).

				Three Months Ended June 30			Six Months Ended June 30
				2012	2011	% Change	2012	2011	% Change
N tonnes produced (thousands)				697	705	(1)	1,378	1,391	(1)
Total site severity injury rate				0.21	—	n/m	0.16	0.14	14
Environmental incidents				1	2	(50)	3	3	—

n/m	= not meaningful

25	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance attributable to:

	Three Months Ended June 30 2012 vs. 2011				Six Months Ended June 30 2012 vs. 2011
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$1	$(17)	$22	$6	$2	$(31)	$26	$(3)
Urea	(4)	61	10	67	(4)	76	10	82
Solutions, NA, AN	2	9	(3)	8	(7)	19	(3)	9
Hedge	—	—	1	1	—	—	5	5
Change in market mix	—	(5)	5	—	(7)	3	4	—
Total manufactured product	$(1)	$48	$35	82	$(16)	$67	$42	93
Other miscellaneous and purchased product				11				16
Total				$93				$109

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	26

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2012	2011	2012	2011	2012	2011	2012	2011
Fertilizer	432	448	$541	$428	807	836	$481	$401
Industrial and Feed	873	851	$385	$386	1,788	1,803	$378	$376
	1,305	1,299	$436	$400	2,595	2,639	$410	$384

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Cost of Goods Sold
h	Due to tightening supply, urea pricing helped push the average realized price for the second quarter above the same period last year.	h	Average natural gas costs in production, including hedge, decreased 14 percent. Natural gas costs in Trinidad production fell 2 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas used in production decreased 45 percent. Including losses on our hedge position, US gas prices declined 34 percent.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h i

Strong demand for urea, nitrogen solutions and nitric acid, combined with limited supply, pushed prices for these products higher.

While ammonia prices strengthened towards the end of the first quarter and through the second quarter, key benchmark prices were below that of the first half of last year due to tight global supplies in the first half of 2011.

		i	Sales volumes were slightly below the same period last year, largely as a result of reduced production at Geismar and natural gas limitations at Trinidad impacting our production in 2012.	h	Average natural gas costs in production, including hedge, decreased 16 percent. Natural gas costs in Trinidad production fell 6 percent while our US spot costs for natural gas used in production decreased 38 percent. Including losses on our hedge position, US gas prices declined 31 percent.

27	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Other Expenses and Income

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Selling and administrative expenses	$(56)	$(55)	$(1)	2	$(113)	$(130)	$17	(13)
Provincial mining and other taxes	(72)	(60)	(12)	20	(100)	(94)	(6)	6
Share of earnings of equity-accounted investees	68	66	2	3	143	117	26	22
Dividend income	67	53	14	26	67	53	14	26
Impairment of available-for-sale investment	(341)	—	(341)	n/m	(341)	—	(341)	n/m
Other (expenses) income	(8)	3	(11)	n/m	(11)	(10)	(1)	10
Finance costs	(31)	(38)	7	(18)	(65)	(88)	23	(26)
Income taxes	(304)	(297)	(7)	2	(464)	(540)	76	(14)

n/m	= not meaningful

Selling and administrative expenses were lower year over year due primarily to decreased accruals for our short-term incentive plan and our medium-term incentive plan.

Provincial mining and other taxes are comprised mainly of the Saskatchewan Potash Production Tax (PPT) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by an amount based on potash capital expenditures. The resource surcharge is a percentage (3 percent) of the value of the company’s Saskatchewan resource sales. The PPT expense in the second quarter and first six months of 2012 was higher than in the same periods in 2011 as a result of loss carry-forwards used in the prior year. The resource surcharge decreased year over year as a result of lower potash sales revenues in the first half of 2012 compared to the same period in 2011.

Share of earnings of equity-accounted investees, primarily Arab Potash Company and Sociedad Quimica y Minera de Chile S.A., was higher year over year due to increased earnings by these companies. ICL paid higher dividends in the second quarter and first half of 2012 compared to the same periods last year.

At June 30, 2012, we concluded there was objective evidence that our available-for-sale investment in Sinofert was impaired due to the significance by which fair value was below cost. As a result, we recognized a non-tax deductible impairment loss of $341 million in net income for the three and six months ended June 30, 2012. No such losses were recognized in 2011.

Finance costs were lower as a result of the repayment of 10-year senior notes during the second quarter of 2011. Weighted average debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions) — except percentage amounts	2012	2011	Change	% Change	2012	2011	Change	% Change
Long-term debt obligations, including current portion
Weighted average outstanding	$3,757	$4,258	$(501)	(12)	$3,757	$4,308	$(551)	(13)
Weighted average effective interest rate	5.2%	5.4%	(0.2)%	(4)	5.2%	5.5%	(0.3)%	(5)
Short-term debt obligations
Weighted average outstanding	$698	$954	$(256)	(27)	$768	$1,029	$(261)	(25)
Weighted average effective interest rate	0.4%	0.4%	—	—	0.4%	0.3%	0.1%	33

Income taxes decreased year over year due to lower income before income taxes. The actual effective tax rates on ordinary earnings for the second quarter and first half of 2012 were 26 percent and 25 percent, respectively, as compared to 26 percent and 27 percent, respectively, in the same periods in 2011. The actual effective tax rates including discrete items for the three and six months ended June 30, 2012 were 37 percent and 31 percent, respectively, as compared to 26 percent in the second quarter and first half of 2011. The impairment of our available-for-sale investment in Sinofert is not deductible for tax purposes. Total discrete tax adjustments that impacted the rate in the second quarter of 2012 resulted in an income tax expense of $5 million. Total discrete tax adjustments that impacted the rate in the first half of 2012 resulted in an income tax expense of $3 million compared to an income tax recovery of $24 million in the same period last year. A significant item recorded in first-quarter 2011 was a current tax recovery of $21 million for previously paid withholding taxes. For the first six months of 2012, 59 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes and 41 percent related to deferred income taxes.

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	28

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 68 and 69 of our 2011 Annual Report summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases.

Capital Expenditures

Based on anticipated exchange rates, during 2012 we expect to incur capital expenditures, including capitalized interest, of approximately $1,850 million for opportunity capital, approximately $430 million to sustain operations at existing levels, approximately $180 million for major repairs and maintenance (including plant turnarounds) and approximately $30 million for site improvements.

Page 47 of our 2011 Annual Report outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. The most significant of these potash projects(1) on which funds are expected to be spent in 2012, excluding capitalized interest, are outlined in the table below:

CDN Dollars (millions)	2012 Forecast	Total Forecast	Started	Expected Completion(2) (Description)	Forecasted Remaining Spending (after 2012)
Allan, Saskatchewan	$200	$770	2008	2012 (general expansion)	$50
Cory, Saskatchewan	$30	$1,640	2007	2012 (general expansion)	$—
Picadilly, New Brunswick	$360	$2,150	2007	2013 (mine shaft and mill)	$470
Rocanville, Saskatchewan	$810	$2,800	2008	2014 (mine shaft and mill)	$530

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.

(2)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

After a review of the capital spending requirements for our potash expansion program, we increased the estimate of the remaining cost to complete our New Brunswick project by approximately CDN $500 million. Total cost estimates have now moved from CDN $1.66 billion to CDN $2.15 billion. This project, which includes developing a new ore body and more closely resembles a greenfield development than our other potash expansions, remains on schedule to reach its estimated operational capability of 1.8 million tonnes per year by 2015. The adjusted cost estimate reflects our expectations for remaining work at New Brunswick and does not impact our estimates for other projects. Total costs for our expansion program are now projected to be CDN $8.2 billion, compared to our previous estimate of CDN $7.7 billion.

In 2011, we began the process to restart our anhydrous ammonia plant in Geismar, Louisiana. We are investing an aggregate of approximately $260 million ($160 million in 2012) to increase ammonia production by an estimated 500,000 tonnes. We anticipate this process will be completed in the first quarter of 2013.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Cash provided by operating activities	$1,222	$1,064	$158	15	$1,594	$1,754	$(160)	(9)
Cash used in investing activities	(477)	(495)	18	(4)	(973)	(936)	(37)	4
Cash used in financing activities	(671)	(559)	(112)	20	(560)	(822)	262	(32)

29	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

The following table presents summarized working capital information:

Dollars (millions) — except ratio amounts	June 30, 2012	December 31, 2011	Change	% Change
Current assets	$2,532	$2,408	$124	5
Current liabilities	$(1,738)	$(2,194)	$456	(21)
Working capital	$794	$214	$580	271
Current ratio	1.46	1.10	0.36	33

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

Cash provided by operating activities increased quarter over quarter. Lower net income was more than offset by the add-back of a non-cash impairment charge, increase in provision for deferred income tax (resulting from tax depreciation exceeding accounting depreciation) and higher net distributed earnings of equity-accounted investees. Year over year, the decline in cash provided by operating activities was primarily due to lower net income and negative changes in non-cash operating working capital which were impacted by lower payables and accrued charges in 2012 compared to the decrease in the first half of 2011, partially offset by the add-back of a non-cash impairment charge.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 70 percent in the second quarter of 2012 (2011 — 81 percent) and 71 percent in the first half of 2012 (2011 — 80 percent) related to the potash segment.

Cash used in financing activities in the second quarter and first six months of 2012 primarily reflected the net decrease in outstanding commercial paper and higher dividends paid. In the same periods of 2011, cash used in financing activities primarily reflected repayment of 10-year senior notes at maturity.

We believe that internally generated cash flow, supplemented by borrowing from existing financing sources, if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, exclusive of any acquisitions or other significant expenditures the company may consider from time to time. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of liquidity.

Principal Debt Instruments

	June 30, 2012
Dollars (millions)	Total Amount	Amount Outstanding and Committed		Amount Available
Credit facilities(1)	$3,500	$445		$3,055
Line of credit	75	23	(2)	52

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $1,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $445 million of commercial paper.

(2)	Letters of credit committed. We also have an uncommitted $30 million letter of credit facility under which $29 million was outstanding at June 30, 2012.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facilities, and fixed rates on our senior notes. As at June 30, 2012, interest rates approximated 0.4 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. Our $2,750 million credit facility matures December 11, 2016 and our $750 million credit facility matures May 31, 2013. We also have a $75 million short-term line of credit that is available through August 2012 and an uncommitted $30 million letter of credit facility that is due on demand. Direct borrowings, outstanding commercial paper and outstanding letters of credit reduce the amounts available under the line of credit and the credit facilities. The line of credit and credit facilities have financial tests and other covenants (detailed in Notes 9 and 12 to the 2011 audited annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any such covenants could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as of June 30, 2012.

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	30

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

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Moody’s	Baa1 (positive)	Baa1 (positive)	P-2	P-2
Standard & Poor’s	A- (stable)	A- (stable)	A-2(1)	A-2(1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a = not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes were issued under US shelf registration statements.

For the first six months of 2012, our weighted average cost of capital was 9.2 percent (2011 — 10.4 percent), of which 89 percent represented the cost of equity (2011 — 91 percent).

Outstanding Share Data

We had 859,137,360 common shares issued and outstanding at June 30, 2012, compared to 858,702,991 at December 31, 2011. At June 30, 2012, 28,866,274 options to purchase common shares were outstanding under the company’s ten stock option plans, as compared to 27,649,074 under nine stock option plans at December 31, 2011.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our consolidated statements of financial position or are recorded there in amounts that differ from the full contract amounts. Principal off-balance sheet activities include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 12 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 71 of our 2011 Annual Report for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2011 Annual Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions) —	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
except per-share amounts	2012	2012	2011	2011	2011	2011	2010	2010
Sales	$2,396	$1,746	$1,865	$2,321	$2,325	$2,204	$1,813	$1,575
Gross margin	1,199	698	890	1,132	1,168	1,096	826	550
Net income	522	491	683	826	840	732	508	343
Net income per share — basic	0.61	0.57	0.80	0.96	0.98	0.86	0.58	0.39
Net income per share — diluted	0.60	0.56	0.78	0.94	0.96	0.84	0.56	0.38

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

31	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Related Party Transactions

Refer to Note 13 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the financial statements in this Form 10-Q, which comply with IFRS as issued by the IASB.

The accounting policies used in preparing the financial statements in this Form 10-Q are consistent with those used in the preparation of the 2011 audited annual consolidated financial statements, except as described in Note 1 to the financial statements in this Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2012.

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

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	32

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

Outlook

General Outlook

Recent weather events have again served as a reminder of the challenge of producing healthy and abundant crops on a sustained basis to meet increasing global needs. With the current drought conditions in the US affecting production, projections for world grain and oilseed supplies have tightened and prices for many crop commodities have moved higher.

While weather is a significant factor in crop production, it is not the sole determinant of success or failure. Proper soil fertility is vital to the production of healthy crops, in good conditions and, more importantly, in less-than-ideal circumstances. Potash, specifically, is essential for plant health during periods of crop stress. Difficult weather conditions in certain parts of the world are proving that nature doesn’t provide a free lunch and appropriate steps must be taken to enhance productivity in order to supply enough food. Even with agricultural advancements and changing technology, addressing the basics of soil science remains one of the most controllable factors in food production.

Today, commodity markets are responding to the pressure on global supplies of crops such as corn and soybeans, driving up prices in an effort to encourage increased planting or ration demand. While focus has been on the US crop, a shortfall in any region has far-reaching effects on global food and fertilizer markets. The importance of soil fertility and crop nutrition is being reinforced in countries like Brazil, where farmers see an opportunity in higher crop prices as they approach their primary planting season, and also in grain-importing countries around the globe which recognize that it is more cost-effective to improve their own yields than import food at higher prices.

We believe the farm production shortfalls expected this year will support an extended period of crop prices at levels that encourage high-yield agriculture, as these deficits are never made up in a single growing season. While economic incentives act as a catalyst for farmers to increase production, higher yields and healthier crops cannot be achieved without proper soil fertility.

We anticipate that these factors will encourage rising demand for our products, specifically potash, in the years ahead. Although we believe the push to improve soil fertility will be significant,

replenishing nutrients in the soil — like responding to the challenge of rebuilding global grain inventories — does not occur over a single growing season or within the confines of one calendar year. We see this beginning to unfold through the balance of the year, and anticipate strong second-half potash shipments. We maintain our global demand estimate of 53-56 million tonnes for 2012, but our expectation of weaker Indian demand is likely to result in totals at the lower end of this range.

Potash Market Update

In North America, potash inventories are limited throughout the distribution chain as dealers worked to end the spring planting season with near-empty bins. The significant under-application of potash on this current crop, along with the expectation of an early harvest, is likely to result in strong demand at the farm level. Although drought conditions in many parts of the US are keeping some dealers from committing too far in advance of their order books, we anticipate record domestic potash shipments in the second half of the year.

Potash demand in Latin America has accelerated after a slow start to 2012. Soybean and corn acreage are expected to increase in response to strong economic motivators and, with potassium-deficient soils in this region, more potash will be required to support higher yields. We believe shipments to this market will remain robust through its typical heavy import season (April through October) and, given the strength of corn economics, anticipate demand could remain at elevated levels even late in the year as farmers prepare for increased corn plantings.

Shipments to China under a first-half potash supply contract between Canpotex and Sinofert were largely completed by the end of June and discussions for a second-half agreement are currently underway. China’s internal demand remains strong and we expect an increased emphasis on addressing nutrient shortfalls to enhance crop productivity as a means of reducing its reliance on imported commodities such as soybeans and corn. We continue to forecast significant potash requirements through the balance of the year, rising as we move into 2013.

Changes in India’s nutrient subsidy policies have contributed to higher retail potash prices and continue to impair near-term potash demand. While food inflation remains a major concern in India, fertilizer subsidy policies continue to impede the improvements to nutrient balance necessary to improve yields. Shipments under Canpotex’s existing potash contracts are now complete and we do not anticipate new contracts will be settled until late in the third quarter of this year, at the earliest. For 2012, we estimate India will likely import at the low end of our previous demand estimate (3.5-4.5 million tonnes), but anticipate a significant return to the market in 2013.

33	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Demand for potash in Asian countries outside of China and India remains strong, with tremendous agronomic need and supportive farmer economics for key crops grown in the region. While demand in the first half declined due to inventories carried over from record shipments last year, we expect robust potash shipments through the remainder of 2012.

Financial Outlook

In this environment, we estimate our 2012 potash segment gross margin will be in the range of $2.6 billion to $2.8 billion. While total shipments for the year are still expected to be in the range of 8.8-9.2 million tonnes, higher production costs – along with slightly lower realizations in the second half – are the primary drivers of the revised gross margin range. With our potash production expected to decline in the third quarter as a result of significant scheduled maintenance and capital downtime, we anticipate a higher per-tonne cost of goods sold compared to the second quarter. Based on our estimated annual operational capability of 11.8 million tonnes, and the sales volumes guidance noted above, we anticipate additional downtime may be required in the latter part of the year.

Relatively tight global supply and strong demand in the US and Latin America are expected to support improved phosphate margins throughout the balance of 2012. We expect volumes and pricing to remain relatively similar to those achieved in the first half of 2012, with our fertilizer segment anticipated to benefit from the strengthening of solid phosphate fertilizer prices that began late in the second quarter.

In nitrogen, the likelihood of another historically large planting year for corn is expected to support significant fall fertilizer applications. While we anticipate ongoing volatility in nitrogen markets due to fluctuating import levels and uncertainty around the availability of new capacity, we expect urea and ammonia prices to remain high through the second half of the year.

In this environment, we estimate our combined phosphate and nitrogen gross margin for 2012 will be in the range of $1.4 billion to $1.6 billion.

For 2012, we now anticipate capital expenditures (excluding capitalized interest and major repairs and maintenance) to be $2.2 billion, with the majority of the increased cost estimate for our New Brunswick project likely to be reflected in 2013.

Based on these conditions, we expect third-quarter net income per share to be in the range of $0.70 to $0.90. We have revised our 2012 full-year earnings estimates to $2.80 to $3.20 per share, reflecting the adjustment for the second-quarter Sinofert impairment charge and other factors noted above. Based on this annual guidance, we anticipate operating cash flow prior to working capital changes will reach record levels for the year.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or forward-looking information (forward-looking statements). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Several factors could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in competitive pressures, including pricing pressures; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations with major markets; the European sovereign debt crisis and the recent downgrade of US sovereign debt and political concerns over budgetary matters; timing and impact of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; unexpected or adverse weather conditions; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflows; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; acquisitions we may undertake; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policies and regulations; security risks related to our information technology systems; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in the Form 10-K under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	34

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2011 audited annual consolidated financial statements and there were no significant changes as at June 30, 2012, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $2,132 million at June 30, 2012 (December 31, 2011 — $2,265 million). There were no substantial changes to the price sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements except that, due to the impairment described in Note 3 to the financial statements in this Form 10-Q, any further price declines in Sinofert below the impaired carrying amount (currently $238 million) will impact net income and not other comprehensive income.

As at June 30, 2012, the company had no natural gas derivatives qualifying for hedge accounting in the form of swaps. At December 31, 2011, the notional amount of swaps was 40 million MMBtu with maturities in 2012 through 2019.

Foreign Exchange Risk

As at June 30, 2012, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $280 million (December 31, 2011 — $160 million) at an average exchange rate of 1.0156

(December 31, 2011 — 1.0437) per US dollar with maturities in 2012. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements.

Interest Rate Risk

As at June 30, 2012, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of June 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Part II. Other Information

Item 1. Legal Proceedings

For a description of certain other legal and environmental proceedings, see Note 12 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	36

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

37	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	38

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(bb)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(dd)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(ee)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(gg)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(hh)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(ii)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(jj)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(kk)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(ll)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2012
10(mm)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(oo)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(pp)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(qq)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(rr)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(ss)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(tt)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(uu)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(vv)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

39	PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

August 1, 2012	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 1, 2012	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2012 Second Quarter Quarterly Report on Form 10-Q	40

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(z)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(aa)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Garth W. Moore concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(bb)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011
10(cc)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(dd)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(ee)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(ff)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(gg)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(hh)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(ii)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(jj)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(kk)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(ll)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2012
10(mm)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(nn)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(oo)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(pp)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(qq)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(rr)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(ss)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(tt)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(uu)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(vv)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.