Form 10-Q
period 2012-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2012-10-31
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

    Yes  ☐    No  ☑

As at October 31, 2012, Potash Corporation of Saskatchewan Inc. had 861,629,386 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$461	$430
Receivables	1,360	1,195
Inventories (Note 2)	681	731
Prepaid expenses and other current assets	69	52
	2,571	2,408
Non-current assets
Property, plant and equipment	10,962	9,922
Investments in equity-accounted investees	1,279	1,187
Available-for-sale investments (Note 3)	2,435	2,265
Other assets	323	360
Intangible assets	121	115
Total Assets	$17,691	$16,257
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$573	$832
Payables and accrued charges	1,129	1,295
Current portion of derivative instrument liabilities	58	67
	1,760	2,194
Non-current liabilities
Long-term debt (Note 4)	3,465	3,705
Derivative instrument liabilities	178	204
Deferred income tax liabilities	1,392	1,052
Pension and other post-retirement benefit liabilities (Note 5)	612	552
Asset retirement obligations and accrued environmental costs	607	615
Other non-current liabilities and deferred credits	101	88
Total Liabilities	8,115	8,410
Shareholders’ Equity
Share capital (Note 6)	1,508	1,483
Contributed surplus	316	291
Accumulated other comprehensive income	1,344	816
Retained earnings	6,408	5,257
Total Shareholders’ Equity	9,576	7,847
Total Liabilities and Shareholders’ Equity	$17,691	$16,257

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Sales (Note 7)	$2,143	$2,321	$6,285	$6,850
Freight, transportation and distribution	(154)	(129)	(381)	(410)
Cost of goods sold	(1,062)	(1,060)	(3,080)	(3,044)
Gross Margin	927	1,132	2,824	3,396
Selling and administrative expenses	(53)	(46)	(166)	(176)
Provincial mining and other taxes	(62)	(53)	(162)	(147)
Share of earnings of equity-accounted investees	77	68	220	185
Dividend income	39	41	106	94
Impairment of available-for-sale investment (Note 3)	—	—	(341)	—
Other expenses	(10)	—	(21)	(10)
Operating Income	918	1,142	2,460	3,342
Finance costs	(24)	(37)	(89)	(125)
Income Before Income Taxes	894	1,105	2,371	3,217
Income taxes (Note 9)	(249)	(279)	(713)	(819)
Net Income	$645	$826	$1,658	$2,398

Net Income per Share (Note 10)
Basic	$0.75	$0.96	$1.93	$2.80
Diluted	$0.74	$0.94	$1.89	$2.73

Dividends Declared per Share	$0.21	$0.07	$0.49	$0.21

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Net of related income taxes)	2012	2011	2012	2011
Net Income	$645	$826	$1,658	$2,398
Other comprehensive income (loss)
Net increase (decrease) in net unrealized gain on available-for-sale investments(1)	303	(983)	169	(1,351)
Reclassification to income of unrealized loss on impaired available-for-sale investment (Note 3)	—	—	341	—
Net actuarial loss on defined benefit plans(2)	—	(125)	(84)	(125)
Net loss on derivatives designated as cash flow hedges(3)	(1)	(18)	(16)	(18)
Reclassification to income of net loss on cash flow hedges(4)	11	10	36	38
Other	—	(5)	(2)	(5)
Other Comprehensive Income (Loss)	313	(1,121)	444	(1,461)
Comprehensive Income (Loss)	$958	$(295)	$2,102	$937

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.

(2)	Net of income taxes of $NIL (2011 — $71) for the three months ended September 30, 2012 and $48 (2011 — $71) for the nine months ended September 30, 2012.

(3)

Cash flow hedges are comprised of natural gas derivative instruments, and are net of income taxes of $1 (2011 — $11) for the three months ended September 30, 2012 and $11 (2011 — $11) for the nine months ended September 30, 2012.

(4)	Net of income taxes of $(8) (2011 — $(7)) for the three months ended September 30, 2012 and $(24) (2011 — $(23)) for the nine months ended September 30, 2012.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Operating Activities
Net income	$645	$826	$1,658	$2,398
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	149	122	434	374
Share-based compensation	3	3	21	22
Impairment of available-for-sale investment (Note 3)	—	—	341	—
Realized excess tax benefit related to share-based compensation	4	6	7	29
Provision for deferred income tax	162	189	366	342
Net undistributed earnings of equity-accounted investees	(74)	(68)	(90)	(118)
Pension and other post-retirement benefits	(86)	(145)	(71)	(131)
Asset retirement obligations and accrued environmental costs	(6)	22	4	40
Other long-term liabilities and miscellaneous	7	9	33	(23)
Subtotal of adjustments	159	138	1,045	535
Changes in non-cash operating working capital
Receivables	(90)	(88)	(84)	(277)
Inventories	19	7	63	(14)
Prepaid expenses and other current assets	(5)	—	(21)	12
Payables and accrued charges	31	(18)	(308)	(35)
Subtotal of changes in non-cash operating working capital	(45)	(99)	(350)	(314)
Cash provided by operating activities	759	865	2,353	2,619
Investing Activities
Additions to property, plant and equipment	(546)	(590)	(1,505)	(1,523)
Other assets and intangible assets	(23)	(8)	(37)	(11)
Cash used in investing activities	(569)	(598)	(1,542)	(1,534)
Financing Activities
Repayment of long-term debt obligations	—	—	(2)	(600)
Repayment of short-term debt obligations	(117)	(236)	(501)	(395)
Dividends	(116)	(60)	(293)	(148)
Issuance of common shares	13	15	16	40
Cash used in financing activities	(220)	(281)	(780)	(1,103)
(Decrease) Increase in Cash and Cash Equivalents	(30)	(14)	31	(18)
Cash and Cash Equivalents, Beginning of Period	491	408	430	412
Cash and Cash Equivalents, End of Period	$461	$394	$461	$394
Cash and cash equivalents comprised of:
Cash	$69	$78	$69	$78
Short-term investments	392	316	392	316
	$461	$394	$461	$394
Supplemental cash flow disclosure
Interest paid	$12	$35	$114	$168
Income taxes paid	$91	$91	$583	$415

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

	Equity Attributable to Common Shareholders(1)
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — December 31, 2011	$1,483	$291	$982	$(168)	$—	(2)	$2	$816	$5,257	$7,847
Net income	—	—	—	—	—		—	—	1,658	1,658
Other comprehensive income (loss)	—	—	510	20	(84)		(2)	444	—	444
Effect of share-based compensation	—	27	—	—	—		—	—	—	27
Dividends declared	—	—	—	—	—		—	—	(423)	(423)
Issuance of common shares	25	(2)	—	—	—		—	—	—	23
Transfer of actuarial losses on defined benefit plans	—	—	—	—	84		—	84	(84)	—
Balance — September 30, 2012	$1,508	$316	$1,492	$(148)	$—	(2)	$—	$1,344	$6,408	$9,576

(1)	All equity transactions are attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists in the reserve at beginning or end of period.

	Equity Attributable to Common Shareholders(1)
			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance — December 31, 2010	$1,431	$308	$2,563	$(177)	$—	(2)	$8	$2,394	$2,552	$6,685
Net income	—	—	—	—	—		—	—	2,398	2,398
Other comprehensive (loss) income	—	—	(1,351)	20	(125)		(5)	(1,461)	—	(1,461)
Effect of share-based compensation	—	(12)	—	—	—		—	—	—	(12)
Dividends declared	—	—	—	—	—		—	—	(180)	(180)
Issuance of common shares	37	—	—	—	—		—	—	—	37
Transfer of actuarial losses on defined benefit plans	—	—	—	—	125		—	125	(125)	—
Balance — September 30, 2011	$1,468	$296	$1,212	$(157)	$—	(2)	$3	$1,058	$4,645	$7,467

(1)	All equity transactions are attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists in the reserve at beginning or end of period.

(See	Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on October 31, 2012.

Standards, amendments and interpretations not yet effective and not applied

The IASB and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that are not yet effective and not applied. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective date[1]
Amendments to IAS 1, Presentation of Financial Statements	Amendments require items within other comprehensive income (“OCI”) that may be reclassified to the profit or loss section of the income statement to be grouped together.	The format of the company’s consolidated statements of comprehensive income will change.	July 1, 2012, applied retrospectively.
Amendments to IFRS 7, Financial Instruments: Disclosures	Issued as part of its offsetting project, addresses common disclosure requirements related to financial instruments.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2013, applied retrospectively.
IFRS 10, Consolidated Financial Statements	Builds on existing principles by identifying the concept of control as the determining factor in whether an entity should be included within the consolidated financial statements of the parent company.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2013, applied retrospectively, in most circumstances.
IFRS 11, Joint Arrangements	Removes a choice in accounting method and requires equity accounting for participants in joint ventures. Also focuses on the rights and obligations of an arrangement rather than its legal form.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2013, applied prospectively.

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Impact	Effective date[1]
IFRS 12, Disclosure of Interests in Other Entities	A new and comprehensive standard on disclosure requirements for all forms of interest in other entities, including subsidiaries, joint arrangements, associates and unconsolidated structured entities.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2013, applied prospectively.
IFRS 13, Fair Value Measurement	Establishes a single framework for measuring fair value and introduces consistent disclosure requirements on fair value measurements.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2013, applied prospectively.
Amendments to IAS 19, Employee Benefits	Changes relating to the recognition, measurement, presentation and disclosure of post-employment benefits. The amendment also changes the accounting for termination benefits and short-term employment benefits, along with other minor clarifications.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2013, applied retrospectively, in most circumstances.
IFRIC 20, Stripping Costs in the Production Phase of a Surface Mine	Clarifies the requirements for accounting for stripping costs in the production phase of a surface mine.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2013, applied to the earliest period presented.
Amendments to IAS 32, Offsetting Financial Assets and Financial Liabilities	Issued as part of its offsetting project, amendments clarify certain items regarding offsetting financial assets and financial liabilities.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2014, applied retrospectively.
IFRS 9, Financial Instruments	Initially issued guidance on the classification and measurement of financial assets. Additional guidance was issued on the classification and measurement of financial liabilities. Further amendments were issued which modify the requirements for transition from IAS 39 to IFRS 9.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2015, applied prospectively.

[1]	Effective date for annual periods beginning on or after the stated date.

2.	Inventories

	September 30, 2012	December 31, 2011
Finished products	$343	$395
Intermediate products	83	98
Raw materials	89	91
Materials and supplies	166	147
	$681	$731

3.	Available-for-Sale Investments

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

7	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Changes in fair value, and related accounting, for the company’s investment in Sinofert Holdings Limited (“Sinofert”) since December 31, 2011 were as follows:

			Impact of Unrealized Holding Loss on:
	Fair Value	Unrealized Holding Loss	OCI and AOCI	Net Income and Retained Earnings
Balance — December 31, 2011	$439	$(140)	$(140)	$—
Decrease in fair value	(61)	(61)	(61)	—
Balance — March 31, 2012	$378	$(201)	$(201)	$—
Decrease in fair value prior to recognition of impairment	(140)	(140)	(140)	—
Recognition of impairment	—	—	341	(341)
Balance — June 30, 2012	$238	$(341)	$—	$(341)
Increase in fair value subsequent to recognition of impairment	66	66	66	—
Balance — September 30, 2012	$304	$(275)	$66	$(341)

4.	Long-Term Debt

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2011	858,702,991	$1,483
Issued under option plans	2,641,154	18
Issued for dividend reinvestment plan	162,641	7
Balance — September 30, 2012	861,506,786	$1,508

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	8

7.	Segment Information

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

	Three Months Ended September 30, 2012
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$963	$568	$612	$—	$2,143
Freight, transportation and distribution	(76)	(55)	(23)	—	(154)
Net sales — third party	887	513	589	—
Cost of goods sold	(333)	(391)	(338)	—	(1,062)
Gross margin	554	122	251	—	927
Depreciation and amortization	(49)	(64)	(33)	(3)	(149)
Inter-segment sales	—	—	72	—	—
Cash flows for additions to property, plant and equipment	348	73	106	19	546

	Three Months Ended September 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$1,035	$690	$596	$—	$2,321
Freight, transportation and distribution	(59)	(46)	(24)	—	(129)
Net sales — third party	976	644	572	—
Cost of goods sold	(276)	(475)	(309)	—	(1,060)
Gross margin	700	169	263	—	1,132
Depreciation and amortization	(33)	(55)	(32)	(2)	(122)
Inter-segment sales	—	—	56	—	—
Cash flows for additions to property, plant and equipment	493	41	53	3	590

	Nine Months Ended September 30, 2012
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$2,731	$1,750	$1,804	$—	$6,285
Freight, transportation and distribution	(165)	(140)	(76)	—	(381)
Net sales — third party	2,566	1,610	1,728	—
Cost of goods sold	(884)	(1,240)	(956)	—	(3,080)
Gross margin	1,682	370	772	—	2,824
Depreciation and amortization	(135)	(188)	(103)	(8)	(434)
Inter-segment sales	—	—	164	—	—
Cash flows for additions to property, plant and equipment	1,029	172	261	43	1,505

	Nine Months Ended September 30, 2011
	Potash	Phosphate	Nitrogen	All Others	Consolidated
Sales	$3,265	$1,872	$1,713	$—	$6,850
Freight, transportation and distribution	(212)	(129)	(69)	—	(410)
Net sales — third party	3,053	1,743	1,644	—
Cost of goods sold	(817)	(1,258)	(969)	—	(3,044)
Gross margin	2,236	485	675	—	3,396
Depreciation and amortization	(112)	(159)	(97)	(6)	(374)
Inter-segment sales	—	—	133	—	—
Cash flows for additions to property, plant and equipment	1,238	133	117	35	1,523

9	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

8.	Share-Based Compensation

On May 17, 2012, the company’s shareholders approved the 2012 Performance Option Plan under which the company may, after February 21, 2012 and before January 1, 2013, grant options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2012, options to purchase a total of 1,499,300 common shares had been granted under the plan. The weighted average fair value of options granted was $16.33 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$39.36
Expected dividend per share	$0.56
Expected volatility	53%
Risk-free interest rate	1.06%
Expected life of options	5.5 years

9.	Income Taxes

A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Income tax expense	$249	$279	$713	$819
Actual effective tax rate on ordinary earnings	26%	26%	26%	26%
Actual effective tax rate including discrete items	28%	25%	30%	25%

The impairment of the company’s available-for-sale investment in Sinofert is not deductible for tax purposes. Total discrete tax adjustments that impacted the rate in the three months ended September 30, 2012 resulted in an income tax expense of $14 compared to an income tax recovery of $5 in the same period last year. Total discrete tax adjustments that impacted the rate in the nine months ended September 30, 2012 resulted in an income tax expense of $17 compared to an income tax recovery of $29 in the same period last year. Significant items recorded included the following:

•	In the first nine months of 2012, a tax expense of $17 (of which $12 was recorded in the third quarter) to adjust the 2011 tax provision to the income tax returns filed for that year.

•	In first-quarter 2011, a current tax recovery of $21 for previously paid withholding taxes.

•	In third-quarter 2011, a current tax recovery of $12 due to income tax losses in a foreign jurisdiction.

Income tax balances within the consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	September 30, 2012	December 31, 2011
Current income tax assets:
Current	Receivables	$112	$21
Non-current	Other assets	127	117
Deferred income tax assets	Other assets	30	19
Total income tax assets		$269	$157
Current income tax liabilities:
Current	Payables and accrued charges	$(22)	$(271)
Non-current	Other non-current liabilities and deferred credits	(99)	(85)
Deferred income tax liabilities	Deferred income tax liabilities	(1,392)	(1,052)
Total income tax liabilities		$(1,513)	$(1,408)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	10

10.	Net Income per Share

Net income per share was calculated on the following weighted average number of shares:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Basic	859,573,000	856,022,000	859,118,000	855,024,000
Diluted	876,026,000	876,959,000	875,885,000	876,844,000

Diluted net income per share was calculated based on the weighted average number of shares issued and outstanding during the period, incorporating the following adjustments. The denominator was: (1) increased by the total of the additional common shares that would have been issued assuming the exercise of all stock options with exercise prices at or below the average market price for the period; and (2) decreased by the number of shares that the company could have repurchased if it had used the assumed proceeds from the exercise of stock options to repurchase them on the open market at the average share price for the period. For performance-based stock option plans, the number of contingently issuable common shares included in the calculation was based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period and the effect were dilutive.

Excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2012 were weighted average options outstanding of 2,473,850 relating to the 2011 and 2008 Performance Option Plans, as the options’ exercise prices were greater than the average market price of common shares for the periods.

11.	Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

12.	Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through September 30, 2012, there were no such operating losses or other liabilities.

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

Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a site in Lakeland, Florida that includes a former PCS Joint Venture fertilizer blending facility and certain surrounding properties. A Record of Decision (“ROD”) issued in September 2007 provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater. The total remedy cost is estimated in the ROD to be $9. The soil remediation has been performed and approved by USEPA. A Remedial Design Work Plan for the interim remedy for groundwater has been submitted to USEPA for approval and work is expected to commence in the first quarter of 2013. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related items.

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

11	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

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

•

PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are estimated to cost $75. The Settling Parties have initiated CERCLA contribution litigation against PCS Phosphate and more than 100 other entities. PCS Phosphate filed crossclaims, counterclaims and third-party actions seeking cost recovery. In addition to the removal action at the Site, the USEPA has investigated sediments downstream in what is called “Operable Unit 1.” In September 2008, the USEPA issued a final remedy for Operable Unit 1, with an estimated cost of $6. The USEPA issued a Unilateral Administrative Order (“UAO”) dated September 29, 2011 to a number of entities, requiring them to implement the remedy for Operable Unit 1. PCS Phosphate did not receive the UAO. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the UAO and contribution litigation. In July 2012, the USEPA sent a Special Notice letter to the Settling Parties and to PCS Phosphate seeking the performance and funding of a Remedial Investigation/Feasibility Study (“RI/FS”) at “Operable Unit 2,” which is the former Ward Transformer plant, certain properties surrounding the plant and drainage pathways upgradient of Operable Unit 1. In September 2012, PCS Phosphate and the Settling Parties made a good faith offer to perform the RI/FS subject to mutually agreed upon Administrative Order on Consent.

•

Pursuant to the 1996 Corrective Action Consent Order (the “Order”) executed between PCS Nitrogen Fertilizer, L.P., formerly known as Arcadian Fertilizer, L.P. (“PCS Nitrogen Fertilizer”) and the Georgia Department of Natural Resources, Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s purchase of real property located in Augusta, Georgia from the entity from which PCS Nitrogen Fertilizer previously leased such property, PCS Nitrogen Fertilizer agreed to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures but it is unable to estimate with reasonable certainty the total cost of its corrective action obligations under the Order at this time.

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

Other significant matters of note include the following:

•

The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida and one alleged Clean Air Act (“CAA”) violation at its Geismar, Louisiana plant. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. At this time, it does not know the scope of corrective action, if any, that may be required. As to the alleged RCRA violations the company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, it is

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	12

unable to evaluate the extent of any exposure it may have in these matters. As to the alleged CAA violation, the company has entered into separate settlement discussions with USEPA and, subject to negotiation of final documentation, has agreed to pay a penalty of $0.2 to resolve this matter.

•

The USEPA has begun an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, it has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA and the Louisiana Department of Environmental Quality have notified the company of various alleged violations of the CAA at its Geismar, Louisiana plant. The governments have demanded process changes and penalties that would cost approximately $46, but the company denies that it has any liability for the Geismar, Louisiana matter. The company is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. In May 2012, the USEPA issued to the company’s White Springs, Florida plant a Notice of Violation (“NOV”) alleging that certain specified projects at the sulfuric acid plants were undertaken in violation of the CAA. The company has met with USEPA to discuss these allegations but, at this time, is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•

Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. In January 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of 30 years from lands owned or controlled by the company, including some wetlands, would not degrade water quality. Thereafter, in June 2009, the Corps issued the company a permit that will allow it to mine the phosphate deposits identified in the Section 401 certification. USEPA decided not to seek additional review of the permit. In March 2009, four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club, collectively, the “petitioners”), filed a Petition for a Contested Case Hearing before the North Carolina Office of Administrative Hearings (“OAH”), challenging the Section 401 certification. The company has intervened in this proceeding. On April 26, 2012, OAH granted summary judgment to the company and denied all of the claims asserted by the petitioners. The appeal by the petitioners to the Environmental Management Commission (“Commission”) was heard and, by Order dated October 16, 2012 the Commission upheld the OAH grant of summary judgment for the company. Appeal from the decision of the Commission is to a North Carolina Superior Court.

•

There is no certainty as to the scope or timing of any final, effective requirements to control greenhouse gas emissions in the US or Canada. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government previously announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. In January 2011, the USEPA began phasing in requirements for projects that result in a significant increase in greenhouse gas emissions at the company’s plants to obtain permits incorporating the “best available control technology.” The company is not aware of any projects at its facilities that would be subject to these requirements. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2012. The company is monitoring these developments and their effect on its operations cannot be determined with certainty at this time.

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

13	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

criteria for lakes and streams is January 6, 2013. The company is evaluating the District Court’s decision and continues to monitor the state rule which has been submitted to the USEPA for approval. The prospects for implementation of either the federal or the state rule and the availability of the site-specific relief mechanisms under either rule are uncertain.

•

Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers are also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act and/or certain states’ laws. In June 2009, the company, along with other defendants, filed a motion to dismiss the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ amended consolidated complaints. In November 2009, the trial court granted in part and denied in part defendants’ motion to dismiss the indirect purchasers’ amended consolidated complaint. Specifically, the court dismissed the indirect purchasers plaintiffs’ federal claim and all state law claims, except those arising out of the state antitrust laws of Michigan and Kansas, and plaintiffs’ Iowa unjust enrichment claim. In September 2011, a two-judge panel from the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the trial court’s order denying the defendants’ motion to dismiss and remanded the case to the trial court with instructions to dismiss the direct plaintiffs’ amended complaint. The plaintiffs petitioned for rehearing en banc, which was granted by the Seventh Circuit. In June 2012, the en banc court affirmed the trial court’s order denying defendants’ motion to dismiss the direct purchaser plaintiffs’ complaint. The case has been remanded to the trial court and the parties are currently engaged in pre-trial discovery. The company and PCS Sales (USA), Inc. believe each of these eight private antitrust lawsuits is without merit and intend to defend them vigorously.

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

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three potash producers in Saskatchewan. Sales to Canpotex for the three months ended September 30, 2012 were $312 (2011 — $497) and nine months ended September 30, 2012 were $1,272 (2011 — $1,537). At September 30, 2012, $246 (December 31, 2011 — $291) was owing from Canpotex. Sales to Canpotex are at prevailing market prices and are settled on normal trade terms.

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are the responsibility of management and are as of October 31, 2012. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to the company, including our Annual Report on Form 10-K as amended by our Annual Report on Form 10-K/A (collectively, the Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

15	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

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

Goal	Representative 2012 Annual Target	Performance to September 30, 2012
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was 6 percent in the first nine months of 2012 compared to our sector’s weighted average return (based on market capitalization) of 23 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 10 percent.
Be the supplier of choice to the markets we serve.	Reduce the number of product tonnes involved in customer complaints below the prior three-year average.	For the first nine months of 2012, product tonnes involved in customer complaints fell 43 percent compared to the average for the first nine months of the prior three years.
Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Maintain an annual employee turnover rate (excluding retirements) of 5 percent or less.	Employee turnover rate (excluding retirements) on an annualized basis for the first nine months of 2012 was 6 percent, up from 4 percent in the second quarter of 2012, due mainly to a workforce reduction at Aurora.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites. Reduce total site severity injury rate by 35 percent from 2008 levels by the end of 2012.

Sadly, we had a fatality at our Allan potash facility during the second quarter of 2012.

Total site severity injury rate was 46 percent below the 2008 annual level for the first nine months of 2012. It was 42 percent below the 2008 annual level for the first nine months of 2011 and 44 percent below the 2008 annual level by the end of 2011.

	Reduce total site recordable injury rate to 1.30 (per 200,000 hours worked) or lower.	During the first nine months of 2012, total site recordable injury rate was 1.29.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 10 percent from 2011 levels.	Annualized total reportable incidents were up 71 percent during the first nine months of 2012 compared to 2011 annual levels. Compared to the first nine months of 2011, total reportable incidents were up 64 percent.

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

Earnings Guidance — Third Quarter 2012

	Company Guidance	Actual Results
Earnings per share	$0.70 – $0.90	$0.74

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	16

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions) — except per-share amounts	2012	2011	Change	% Change	2012	2011	Change	% Change
Sales	$2,143	$2,321	$(178)	(8)	$6,285	$6,850	$(565)	(8)
Gross Margin	927	1,132	(205)	(18)	2,824	3,396	(572)	(17)
Operating Income	918	1,142	(224)	(20)	2,460	3,342	(882)	(26)
Net Income	645	826	(181)	(22)	1,658	2,398	(740)	(31)
Net Income per Share — Diluted	0.74	0.94	(0.20)	(21)	1.89	2.73	(0.84)	(31)
Other Comprehensive Income (Loss)	313	(1,121)	1,434	n/m	444	(1,461)	1,905	n/m

n/m	= not meaningful

Earnings in the third quarter of 2012 were lower than the third quarter of 2011 due mostly to fewer offshore potash sales volumes and lower potash prices. For the first nine months, 2012 earnings were lower than 2011 due to lower potash sales volumes, partially offset by higher potash prices, and a $341 million non-tax deductible charge related to the impairment of our investment in Sinofert Holdings Limited (Sinofert) in the second quarter of 2012.

Third-quarter potash demand was marked by varying degrees of engagement in key markets around the world. Movement to China and India was limited following the completion of existing supply contracts, while Brazil and North America purchased aggressively to meet robust farmer demand. In North America, fertilizer dealers began to prepare for their fall requirements upon the announcement of new summer-fill pricing programs. This helped push third-quarter shipments from domestic potash producers 26 percent above the same period last year. By the end of the quarter, shipments accelerated as fertilizer dealers responded to previously conservative fall application estimates, especially in regions less severely impacted by drought. Demand was further aided by a rapidly advancing harvest that was expected to create an extended North American fall fertilizer application window. In offshore markets, delays in closing new contracts with buyers in China and India more than offset strong demand from Latin America (especially Brazil) and resulted in a decrease in third-quarter shipments from North American producers to 1.9 million tonnes, 25 percent below the same period last year. As a result, rising competitive pressures in certain offshore markets moved most spot- market prices lower during the quarter.

In phosphate, strong demand and continuing supply challenges in the US kept domestic markets for solid phosphate fertilizer tight. Weaker offshore demand relative to 2011 levels resulted in lower prices on a comparative basis, but tightness in North America caused prices to move up in this market by the end of the quarter.

Nitrogen markets remained robust throughout the third quarter, driven by the expectation of high US corn acreage for the upcoming spring planting season and steady industrial demand. Continued delays in expected new capacity, as well as ongoing production issues in key exporting regions, kept inventories relatively low. The combination of strong demand and tight supply resulted in prices for ammonia at historically high levels, well above those of the same period last year.

Other comprehensive income for the third quarter of 2012 was the result of an increase in the fair value of our investments in Israel Chemicals Ltd (ICL) and Sinofert. Other comprehensive income for the first nine months of 2012 was primarily affected by the reclassification to income of a $341 million unrealized loss on our investment in Sinofert which was impaired in the second quarter of 2012, a remeasurement of our defined benefit plans and an increase in the fair value of our investment in ICL. Other comprehensive loss for the third quarter and first nine months of 2011 was primarily affected by a decline in the fair value of our investments in ICL and Sinofert and a remeasurement of our defined benefit plans.

17	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Balance Sheet

Property, plant and equipment increased primarily (68 percent) due to our previously announced potash capacity expansions and other potash projects. Available-for-sale investments rose due to the higher fair value of our investment in ICL, partially offset by a lower fair value for our investment in Sinofert. Receivables rose mainly as a result of higher trade receivables, due to more sales being booked in the last month of the third quarter of 2012 compared to the fourth quarter of 2011, and increased taxes receivable resulting primarily from the classification of investment tax credits as current and tax installments that were based on higher anticipated earnings. As at September 30, 2012, $401 million (December 31, 2011 — $387 million) of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

Short-term debt and current portion of long-term debt fell as the repayment of commercial paper exceeded the increase in current portion of long-term debt (our senior notes due March 1, 2013 were classified as current). Payables and accrued charges were impacted by (1) reduced income taxes payable (as a result of payments made during the first nine months of 2012, partly offset by current taxes accrued on earnings); (2) lower accrued potash production tax and resource surcharge; (3) lower accrued payroll (employee incentives accrued at year end were paid out during the first quarter of 2012); and, (4) a tripling of dividends payable due to announced increases in dividends per share. Deferred income tax liabilities increased primarily due to tax depreciation exceeding accounting depreciation and was partially offset by the tax impact on the remeasurement of our defined benefit plans.

Equity was impacted by net income, other comprehensive income (both discussed in more detail above) and dividends declared during the first nine months of 2012.

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	18

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

Potash

Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
North America	$443	$410	8	951	769	24	$466	$533	(13)
Offshore	441	563	(22)	1,107	1,387	(20)	$398	$406	(2)
	884	973	(9)	2,058	2,156	(5)	$429	$451	(5)
Cost of goods sold	(330)	(274)	20				$(160)	$(127)	26
Gross margin	554	699	(21)				$269	$324	(17)
Other miscellaneous and purchased product gross margin(2)	—	1	(100)
Gross Margin	$554	$700	(21)				$269	$325	(17)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $3 million (2011 — $3 million) less cost of goods sold of $3 million (2011 — $2 million).

19	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
North America	$968	$1,285	(25)	2,002	2,692	(26)	$484	$477	1
Offshore	1,588	1,758	(10)	3,911	4,773	(18)	$406	$368	10
	2,556	3,043	(16)	5,913	7,465	(21)	$432	$408	6
Cost of goods sold	(876)	(810)	8				$(148)	$(109)	36
Gross margin	1,680	2,233	(25)				$284	$299	(5)
Other miscellaneous and purchased product gross margin(2)	2	3	(33)
Gross Margin	$1,682	$2,236	(25)				$284	$300	(5)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $10 million (2011 — $10 million) less cost of goods sold of $8 million (2011 — $7 million).

Potash gross margin variance attributable to:

	Three Months Ended September 30 2012 vs. 2011				Nine Months Ended September 30 2012 vs. 2011
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$55	$(34)	$(28)	$(7)	$(286)	$13	$(56)	$(329)
Offshore	(90)	(10)	(38)	(138)	(252)	147	(119)	(224)
Change in market mix	(23)	21	2	—	16	(15)	(1)	—
Total manufactured product	$(58)	$(23)	$(64)	(145)	$(522)	$145	$(176)	(553)
Other miscellaneous and purchased product				(1)				(1)
Total				$(146)				$(554)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	20

Canpotex Limited (Canpotex) sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2012	2011	Change	% Change	2012	2011	Change	% Change
Asia (excluding China and India)	41	40	1	3	45	45	—	—
Latin America	32	26	6	23	29	28	1	4
China	12	20	(8)	(40)	15	17	(2)	(12)
India	5	9	(4)	(44)	6	5	1	20
Oceania, Europe and Other	10	5	5	100	5	5	—	—
	100	100			100	100

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Our third-quarter average realized potash price was relatively flat compared to second quarter 2012, but declined from the same period last year on softening prices in spot markets.

h  Strong demand pushed North American potash sales volumes to a third-quarter record.

i  Shipments to Latin America outpaced last year’s third quarter, but strength from this market was more than offset by the decline in Canpotex sales to China and India.

i At Esterhazy, brine management costs and other operating costs were higher.

i  15 shutdown weeks were taken in 2012 mainly as a result of our strategy to match production with market demand and for expansion-related activities (9 shutdown weeks taken in 2011 mainly for expansion-related activities).

i  Depreciation costs increased due to higher asset levels associated with our mine expansion activity.

The change in market mix produced an unfavorable variance of $23 million related to sales volumes and a favorable variance of $21 million in sales prices due to more higher-priced granular sales being sold to North America whereas last year, lower-priced standard product to the offshore market comprised a larger proportion of total sales.

21	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold

h  Our average realized potash price was up, reflecting price gains in spot and contract markets achieved in 2012 and 2011. Although prices in most major spot markets declined from fourth-quarter 2011, our average realized price moved higher and reflected a lower percentage of sales shipped to offshore contract markets.

i  Shipments to India declined drastically due to its fertilizer subsidy changes, which led to higher retail prices and reduced demand. Volumes to China were impacted by a 2012 first-half contract that was lower than 2011 and a second-half contract being signed in 2011 but not yet in 2012.

i  In North America our sales volumes were well below the first nine months of 2011 largely because of buyer destocking during the first six months of this year.

i  55 shutdown weeks incurred in 2012 (at our Lanigan, Rocanville, Allan and Patience Lake facilities) primarily to match production to market demand (9 shutdown weeks were taken in 2011 at Allan, due to expansion-related activities, and Patience Lake). During this downtime in 2012, we opted to allocate resources to non-production activities rather than lay off employees, which resulted in higher shutdown costs.

i  Depreciation costs increased due to higher asset levels associated with our mine expansion activity.

i  At Esterhazy, brine management costs, other operating costs and depreciation were higher.

i  More product from our higher-cost mines went to offshore customers resulting in a higher cost of goods sold variance than North America.

Non-Financial Performance

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
KCl tonnes produced (thousands)	1,579	1,937	(18)	5,961	7,099	(16)
Total site severity injury rate	1.28	0.64	100	0.93	0.60	55
Environmental incidents	2	2	—	7	6	17

A rise in modified work injuries, partly offset by lower lost-time injuries, caused the increase in the total site severity injury rate for the three and nine months ended September 30, 2012. An external consultant has been retained to help improve safety performance at three sites with the highest number of injuries.

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	22

Phosphate

Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Fertilizer	$333	$454	(27)	676	780	(13)	$493	$582	(15)
Feed and Industrial	172	182	(5)	263	278	(5)	$654	$659	(1)
	505	636	(21)	939	1,058	(11)	$537	$602	(11)
Cost of goods sold	(388)	(471)	(18)				$(413)	$(445)	(7)
Gross margin	117	165	(29)				$124	$157	(21)
Other miscellaneous and purchased product gross margin(2)	5	4	25
Gross Margin	$122	$169	(28)				$130	$160	(19)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $8 million (2011 — $8 million) less cost of goods sold of $3 million (2011 — $4 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Fertilizer	$1,004	$1,173	(14)	1,932	2,080	(7)	$520	$564	(8)
Feed and Industrial	581	548	6	873	884	(1)	$666	$620	7
	1,585	1,721	(8)	2,805	2,964	(5)	$565	$581	(3)
Cost of goods sold	(1,229)	(1,247)	(1)				$(438)	$(421)	4
Gross margin	356	474	(25)				$127	$160	(21)
Other miscellaneous and purchased product gross margin(2)	14	11	27
Gross Margin	$370	$485	(24)				$132	$164	(20)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)	Comprised of net sales of $25 million (2011 — $22 million) less cost of goods sold of $11 million (2011 — $11 million).

23	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Phosphate gross margin variance attributable to:

	Three Months Ended September 30 2012 vs. 2011				Nine Months Ended September 30 2012 vs. 2011
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(27)	$(56)	$37	$(46)	$(36)	$(82)	$(1)	$(119)
Feed and Industrial	(4)	—	2	(2)	(5)	41	(35)	1
Change in market mix	7	(8)	1	—	3	(4)	1	—
Total manufactured product	$(24)	$(64)	$40	(48)	$(38)	$(45)	$(35)	(118)
Other miscellaneous and purchased product				1				3
Total				$(47)				$(115)

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i

Average realized phosphate prices reflected lower prices for solid and liquid fertilizers, although the relative strength of our diversified feed and industrial products – where pricing is typically less volatile than products with agricultural exposure – helped limit the overall decline.

i

The impacts of tropical storm Debby, a turnaround at our Geismar facility and challenging mining conditions in a new portion of our Aurora mine limited production during the quarter. As a result, third-quarter sales volumes were below the same quarter last year, reflecting our decision to allocate a larger percentage of our limited phosphoric acid production to higher-margin products.

h h

Sulfur costs were down 16 percent.

A small favorable adjustment to our asset retirement obligations was recorded in 2012 due to an increase in relevant discount rates while a larger unfavorable adjustment was recorded in 2011 due to a decrease in the relevant discount rates.

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i h

Our average realized phosphate price reflected lower prices for both solid and liquid fertilizers as a result of key benchmark prices resetting.

Feed and industrial products benefit from a time lag on quarterly contract sales.

		i	Volumes were primarily impacted by our decision to allocate a larger percentage of our limited phosphoric acid production to higher-margin products.	i	Ammonia costs were up 14 percent.
				h	Negative adjustments to our phosphate asset retirement obligations in 2012 were lower than in 2011.
				i	Costs associated with our Aurora workforce reduction were incurred during the second quarter of 2012.

Non-Financial Performance

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
P2O5 tonnes produced (thousands)	493	565	(13)	1,479	1,649	(10)
P2O5 operating rate percentage	83%	95%	(13)	83%	93%	(11)
Total site severity injury rate	0.12	0.57	(79)	0.31	0.90	(66)
Environmental incidents	1	1	—	5	2	150

Safety improvement plans implemented in 2012 focused on improving employee and contractor safety, resulting in a reduced total site severity injury rate for the three and nine months ended September 30, 2012.

The rise in environmental incidents year over year was the result of four incidents occurring during or immediately following extreme weather events.

Nitrogen

Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Ammonia	$299	$250	20	466	475	(2)	$641	$526	22
Urea	121	174	(30)	241	325	(26)	$504	$534	(6)
Nitrogen solutions/Nitric acid/Ammonium nitrate	104	124	(16)	438	492	(11)	$238	$254	(6)
	524	548	(4)	1,145	1,292	(11)	$458	$424	8
Cost of goods sold	(291)	(300)	(3)				$(254)	$(232)	9
Gross margin	233	248	(6)				$204	$192	6
Other miscellaneous and purchased product gross margin(2)	18	15	20
Gross Margin	$251	$263	(5)				$219	$204	7

(1)   Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)   Comprised of net sales of $65 million (2011 — $24 million) less cost of goods sold of $47 million (2011 — $9 million).

25	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Manufactured product
Net sales
Ammonia	$794	$774	3	1,499	1,503	—	$530	$515	3
Urea	456	442	3	870	972	(10)	$525	$455	15
Nitrogen solutions/Nitric acid/Ammonium nitrate	338	346	(2)	1,371	1,456	(6)	$246	$238	3
	1,588	1,562	2	3,740	3,931	(5)	$425	$397	7
Cost of goods sold	(869)	(921)	(6)				$(233)	$(234)	—
Gross margin	719	641	12				$192	$163	18
Other miscellaneous and purchased product gross margin(2)	53	34	56
Gross Margin	$772	$675	14				$206	$172	20

(1)   Rounding differences may occur due to the use of whole dollars in per-tonne calculations.

(2)   Comprised of net sales of $140 million (2011 — $82 million) less cost of goods sold of $87 million (2011 — $48 million).

Nitrogen gross margin variance attributable to:

	Three Months Ended September 30 2012 vs. 2011				Nine Months Ended September 30 2012 vs. 2011
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$(4)	$54	$(14)	$36	$(2)	$23	$12	$33
Urea	(24)	(14)	4	(34)	(28)	62	14	48
Solutions, NA, AN	(4)	(7)	(6)	(17)	(11)	12	(9)	(8)
Hedge	—	—	—	—	—	—	5	5
Change in market mix	(3)	4	(1)	—	(10)	7	3	—
Total manufactured product	$(35)	$37	$(17)	(15)	$(51)	$104	$25	78
Other miscellaneous and purchased product				3				19
Total				$(12)				$97

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	26

	Three Months Ended September 30				Nine Months Ended September 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2012	2011	2012	2011	2012	2011	2012	2011
Fertilizer	301	445	$455	$469	1,108	1,281	$474	$425
Industrial and Feed	844	847	$459	$401	2,632	2,650	$404	$384
	1,145	1,292	$458	$424	3,740	3,931	$425	$397

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

h	Tight ammonia market fundamentals pushed prices higher.	i	Gas interruptions in Trinidad and expansion-related downtime at our Augusta facility resulted in sales volumes for the third-quarter declining from the same period last year.	i	Average natural gas costs in production, including hedge, increased 10 percent. Natural gas costs in Trinidad production rose 22 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas used in production fell 29 percent. Including losses on our hedge position, US gas prices declined 13 percent.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold

h	Strong demand for urea, nitrogen solutions and nitric acid, combined with limited supply, pushed prices for these products higher.	i	Sales volumes were below the same period last year, largely as a result of reduced production at Geismar and natural gas limitations at Trinidad impacting our production in 2012.	h	Average natural gas costs in production, including hedge, decreased 8 percent. Natural gas costs in Trinidad production rose 3 percent while our US spot costs for natural gas used in production fell 35 percent. Including losses on our hedge position, US gas prices declined 26 percent.

27	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Non-Financial Performance

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
N tonnes produced (thousands)	651	724	(10)	2,029	2,115	(4)
Total site severity injury rate	0.08	0.13	(38)	0.13	0.14	(7)
Environmental incidents	3	—	n/m	6	3	100

n/m	= not meaningful

Other Expenses and Income

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Selling and administrative expenses	$(53)	$(46)	$(7)	15	$(166)	$(176)	$10	(6)
Provincial mining and other taxes	(62)	(53)	(9)	17	(162)	(147)	(15)	10
Share of earnings of equity-accounted investees	77	68	9	13	220	185	35	19
Dividend income	39	41	(2)	(5)	106	94	12	13
Impairment of available-for-sale investment	—	—	—	n/m	(341)	—	(341)	n/m
Other expenses	(10)	—	(10)	n/m	(21)	(10)	(11)	110
Finance costs	(24)	(37)	13	(35)	(89)	(125)	36	(29)
Income taxes	(249)	(279)	30	(11)	(713)	(819)	106	(13)

n/m	= not meaningful

Provincial mining and other taxes are comprised mainly of the Saskatchewan Potash Production Tax (PPT) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by an amount based on potash capital expenditures. The resource surcharge is a percentage (3 percent) of the value of the company’s Saskatchewan resource sales. The PPT expense in the third quarter and first nine months of 2012 was higher than in the same periods in 2011 as a result of loss carry-forwards used in the prior year. The resource surcharge decreased year over year as a result of lower potash sales revenues in the first nine months of 2012 compared to the same period in 2011.

Share of earnings of equity-accounted investees, primarily Arab Potash Company and Sociedad Quimica y Minera de Chile S.A., was higher due to increased earnings by these companies. ICL paid higher dividends in the first nine months of 2012 compared to the same periods last year.

In the second quarter of 2012, we concluded there was objective evidence that our available-for-sale investment in Sinofert was impaired due to the significance by which fair value was below cost. As a result, we recognized a non-tax deductible impairment loss of $341 million in net income for the nine months ended September 30, 2012. No such losses were recognized in 2011.

Finance costs were lower as a result of higher capitalized interest and the repayment of 10-year senior notes in the second quarter of 2011. Weighted average debt obligations outstanding and the associated interest rates were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions) — except percentage amounts	2012	2011	Change	% Change	2012	2011	Change	% Change
Long-term debt obligations, including current portion
Weighted average outstanding	$3,756	$3,757	$(1)	—	$3,757	$4,124	$(367)	(9)
Weighted average effective interest rate	5.2%	5.2%	—	—	5.2%	5.4%	(0.2)%	(4)
Short-term debt obligations
Weighted average outstanding	$330	$1,003	$(673)	(67)	$621	$1,020	$(399)	(39)
Weighted average effective interest rate	0.4%	0.4%	—	—	0.4%	0.4%	—	—

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	28

Income taxes decreased due to lower income before income taxes. Effective tax rates were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Actual effective tax rate on ordinary earnings	26%	26%	26%	26%
Actual effective tax rate including discrete items	28%	25%	30%	25%

The impairment of our available-for-sale investment in Sinofert is not deductible for tax purposes. Total discrete tax adjustments that impacted the rate in the third quarter of 2012 resulted in an income tax expense of $14 million compared to an income tax recovery of $5 million in the same period last year. Total discrete tax adjustments that impacted the rate in the first nine months of 2012 resulted in an income tax expense of $17 million compared to an income tax recovery of $29 million in the same period last year. In the first nine months of 2012, a tax expense of $17 million (of which $12 million was recorded in the third quarter) was recognized to adjust the 2011 tax provision to the income tax returns filed for that year. Significant items recorded in 2011 were a current tax recovery of $21 million for previously paid withholding taxes in the first quarter, and a current tax recovery of $12 million due to income tax losses in a foreign jurisdiction in the third quarter. For the first nine months of 2012, 54 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes and 46 percent related to deferred income taxes. For the first nine months of 2011, 64 percent of the effective tax rate on the year’s ordinary earnings pertained to current income taxes and 36 percent related to deferred income taxes. The decrease in the current portion was largely due to lower earnings and increased tax depreciation in Canada.

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

Capital Expenditures

Based on anticipated exchange rates, during 2012 we expect to incur capital expenditures, including capitalized interest, of approximately $1,690 million for opportunity capital, approximately $420 million to sustain operations at existing levels, approximately $140 million for major repairs and maintenance (including plant turnarounds) and approximately $30 million for site improvements.

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

CDN Dollars (millions)	2012 Forecast	Total Forecast(2)	Started	Expected Completion(3) (Description)	Forecasted Remaining Spending (after 2012)(2)
Allan, Saskatchewan	$200	$770	2008	2012 (general expansion)	$50
Cory, Saskatchewan	$30	$1,650	2007	2012 (general expansion)	$10
Picadilly, New Brunswick	$360	$2,180	2007	2013 (mine shaft and mill)	$490
Rocanville, Saskatchewan	$660	$2,800	2008	2014 (mine shaft and mill)	$680

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.

(2)	Amounts are based on the most recent forecast amounts approved by the Board of Directors, and are subject to change based on project timelines, cost changes and ongoing project reviews.

(3)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, provided market conditions warrant.

29	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

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

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2012	2011	Change	% Change	2012	2011	Change	% Change
Cash provided by operating activities	$759	$865	$(106)	(12)	$2,353	$2,619	$(266)	(10)
Cash used in investing activities	(569)	(598)	29	(5)	(1,542)	(1,534)	(8)	1
Cash used in financing activities	(220)	(281)	61	(22)	(780)	(1,103)	323	(29)

The following table presents summarized working capital information:

Dollars (millions) — except ratio amounts	September 30, 2012	December 31, 2011	Change	% Change
Current assets	$2,571	$2,408	$163	7
Current liabilities	$(1,760)	$(2,194)	$434	(20)
Working capital	$811	$214	$597	279
Current ratio	1.46	1.10	0.36	33

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

Cash provided by operating activities fell quarter over quarter. Lower net income was partially offset by lower payables and accrued charges in third-quarter 2012 compared to the increase in the third quarter of 2011.

Year over year, the decline in cash provided by operating activities was primarily due to lower net income and partially offset by the add-back of a non-cash impairment charge, increased depreciation and amortization and decreased pension contributions. The difference in adjustments for changes in non-cash operating working capital was minimal, as the higher negative adjustment for payables and accrued charges in 2012 was partially offset by a lower increase in receivables in 2012 compared to the same period in 2011.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 64 percent in the third quarter of 2012 (2011 — 83 percent) and 68 percent in the first nine months of 2012 (2011 — 81 percent) related to the potash segment.

Cash used in financing activities in the third quarter and first nine months of 2012 primarily reflected the net decrease in outstanding commercial paper and higher dividends paid. In the same periods of 2011, cash used in financing activities primarily reflected the net decrease in commercial paper while the first nine months of 2011 also reflected repayment of 10-year senior notes at maturity.

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

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	30

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $1,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facilities. Included in the amount outstanding and committed is $328 million of commercial paper.

(2)	Letters of credit committed. We also have an uncommitted $30 million letter of credit facility against which $30 million was issued at September 30, 2012.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facilities, and fixed rates on our senior notes. As at September 30, 2012, interest rates ranged from 0.3 percent to 0.4 percent on outstanding commercial paper denominated in US dollars.

Our two syndicated credit facilities provide for unsecured advances up to the total facilities amount less direct borrowings and amounts committed in respect of commercial paper outstanding. Our $2,750 million credit facility matures December 11, 2016 and our $750 million credit facility matures May 31, 2013. We also have a $75 million short-term line of credit that is available through August 2013 and an uncommitted $30 million letter of credit facility that is due on demand. Direct borrowings, outstanding commercial paper and outstanding letters of credit reduce the amounts available under the line of credit and the credit facilities. The line of credit and credit facilities have financial tests and other covenants (detailed in Notes 9 and 12 to the 2011 audited annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any such covenants could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facilities and line of credit. We were in compliance with all covenants as of September 30, 2012.

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

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Moody’s	Baa1 (positive)	Baa1 (positive)	P-2	P-2
Standard & Poor’s	A- (stable)	A- (stable)	A-2(1)	A-2(1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a = not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes were issued under US shelf registration statements.

For the first nine months of 2012, our weighted average cost of capital was 9.1 percent (2011 — 9.9 percent), of which 89 percent represented the cost of equity (2011 — 90 percent).

Outstanding Share Data

We had 861,506,786 common shares issued and outstanding at September 30, 2012, compared to 858,702,991 at December 31, 2011. At September 30, 2012, 26,433,420 options to purchase common shares were outstanding under the company’s ten stock option plans, as compared to 27,649,074 under nine stock option plans at December 31, 2011.

31	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our consolidated statements of financial position or are recorded at amounts that differ from the full contract amounts. Principal off-balance sheet activities include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 12 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 71 of our 2011 Annual Report for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2011 Annual Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions) —	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
except per-share amounts	2012	2012	2012	2011	2011	2011	2011	2010
Sales	$2,143	$2,396	$1,746	$1,865	$2,321	$2,325	$2,204	$1,813
Gross margin	927	1,199	698	890	1,132	1,168	1,096	826
Net income	645	522	491	683	826	840	732	508
Net income per share — basic	0.75	0.61	0.57	0.80	0.96	0.98	0.86	0.58
Net income per share — diluted	0.74	0.60	0.56	0.78	0.94	0.96	0.84	0.56

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

The accounting policies used in preparing the financial statements in this Form 10-Q are consistent with those used in the preparation of the 2011 audited annual consolidated financial statements, except as described in Note 1 to the financial statements in this Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2012.

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

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	32

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

The company recognizes damage to reputation as one of its most severe risk consequences, which is mitigated by ongoing and transparent communication with stakeholders, commitment to sustainability, and best practices in corporate governance. Moreover, significant investments and operations in a number of countries subject the company to business risks which could be exaggerated by differences in domestic culture, political and economic conditions, policies, laws and regulations. In addition, the company may be adversely affected by changing anti-trust laws in operating jurisdictions worldwide. The company may also be adversely affected by unauthorized access to our confidential information, which could result from a security breach of our information technology systems.

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

We mitigate the market imbalance risks by managing production to meet market demand. The company mitigates transportation and distribution risks both directly and through Canpotex by working with carriers and undertaking sufficient capital investment in transportation infrastructure. Underground mine risk mitigation activities include the use of advanced geophysical surveys, microseismic monitoring, rock mechanics modelling, ground penetrating radar, training and procedures and protective structures.

Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

Outlook

General Outlook

The economic motivators for farmers to increase food production remain strong — a situation that, combined with the basic principles of agronomy and the need to improve crop yields around the world, typically drives fertilizer demand. Yet, as this situation unfolds, the speed and magnitude of response has varied by market. In the US and Brazil, farmers are responding more quickly to the opportunities and driving strong demand for all fertilizers, while regions with more government involvement and less-developed agricultural economies — and lagging yields — have moved more slowly. This current dichotomy has disrupted typical demand patterns and caused potash shipment expectations to fall below previously forecast levels, which are now anticipated to be in the range of 50-52 million tonnes for the year.

These conditions are not unprecedented, as growth has often occurred in uneven waves, with increases in demand sometimes punctuated by periods of contraction. PotashCorp has successfully navigated through these challenges in the past, following strategies designed to minimize the impact during periods of slower demand while delivering long-term growth.

Potash Market Update

In North America, we have witnessed improved sentiment among farmers and fertilizer dealers that is translating into rising demand to meet fall application needs. While farmers work to address their soil nutrient needs as they seek to capitalize on supportive crop economics — driven by strong crop prices and the affordability of fertilizer — we believe dealers will cautiously manage purchases through the remainder of the year in an effort to minimize inventory positions. We anticipate fourth-quarter demand in this market will be above that of the same period last year and still see the potential for second-half shipments to reach record levels.

Latin American distributors are working to keep pace with significant grower demand. Soybean and corn planting is well underway in key producing regions, which is drawing down potash supplies. We anticipate demand in this region will remain strong for

33	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

the balance of the year as distributors prepare for Brazil’s Safrina crop (February/March corn planting) and attempt to take advantage of the typically slower import period to help alleviate port congestion. Potash shipments for full-year 2012 are forecast to remain strong and we believe could approach last year’s record levels.

Demand in Other Asia (countries outside of China and India) remains relatively strong, despite volatility in prices for oil palm, a key crop in this part of the world. We expect full-year demand to fall below that of 2011, but anticipate this market will end the year with lower inventories than a year ago.

While demand for potash in China is expected to be equal to that of 2011, delays in new contract commitments have reduced seaborne supply expectations for 2012. Demand in this market is currently being met from internal production, inventory withdrawals and tonnage via rail, but additional requirements are anticipated. We do expect a resolution prior to the end of 2012 and believe reduced Chinese inventory levels by year-end could lead to increased requirements in 2013.

In India, a number of near-term challenges are continuing to create uncertainty. High food inflation, crop yields that are well below many other countries in the developing world and the significant under-application of potash are well documented, but the path India will follow to address these critical issues remains unclear. India faces significant challenges in improving, or even maintaining, current crop production levels given existing fertility practices. The need to address this situation — along with mounting internal pressure on the government from its local fertilizer industry — fuels our confidence that policies will ultimately be modified and demand will improve. We believe an increase in demand will begin to unfold in 2013, although the extent to which that happens remains uncertain at this time.

Financial Outlook

In this environment, we now estimate our 2012 potash segment gross margin will be in the range of $2.1 billion to $2.3 billion. This revised estimate primarily reflects a reduction in our shipments estimate for 2012, which is now anticipated to be in the range of 7.6-8.3 million tonnes. The wide ranges on these estimates primarily reflect our varied timing assumptions on new supply contracts.

Inventory-related downtime at our lower-cost Lanigan and Rocanville facilities, in addition to increased depreciation charges and the impact of higher costs associated with potash tonnes from Esterhazy, is expected to result in a per-tonne cost of goods sold for the fourth quarter above those compared to the same period last year.

In phosphate, tight North American phosphoric acid markets are expected to contribute to relatively stable markets through the balance of the year, although this may be offset by higher per-tonne cost of goods sold — a product of higher rock and ammonia costs — and result in margin contraction from third-quarter 2012 levels.

The expectation of record or near-record corn plantings in 2013, along with healthy industrial demand, is likely to lead to relatively tight markets — particularly for ammonia — through the balance of 2012. We expect higher per-tonne cost of goods sold for the fourth quarter, reflecting the recent rise in North American spot gas prices and the lagging impact of sales from inventory produced with higher-cost Trinidad gas during the third quarter. We expect that our expansion project at Augusta will begin producing during the fourth quarter, and that our ammonia plant restart at Geismar will commence in January 2013.

We now forecast our combined phosphate and nitrogen gross margin for full-year 2012 to be in the range of $1.3 billion to $1.5 billion.

PotashCorp now forecasts full-year earnings between $2.40 and $2.60 per share which includes the impacts of the $0.39 per share adjustment for a Sinofert impairment charge recognized in the second-quarter of 2012.

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

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	34

the results of sales contract negotiations with major markets; economic and political uncertainty around the world, including the European sovereign debt crisis; timing and impact of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets and corresponding effects on the company’s investments; unexpected or adverse weather conditions; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflows; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; acquisitions we may undertake; strikes or other forms of work stoppage or slowdowns; changes in, and the effects of, government policies and regulations; security risks related to our information technology systems; and earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates. Additional risks and uncertainties can be found in the Form 10-K under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2011 audited annual consolidated financial statements and there were no significant changes as at September 30, 2012, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $2,435 million at September 30, 2012 (December 31, 2011 — $2,265 million). There were no substantial changes to the price sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements except that, due to the impairment described in Note 3 to the financial statements in this

Form 10-Q, any further price declines in Sinofert below the impaired carrying amount (currently $238 million) will impact net income and not other comprehensive income.

The company’s net exposure to natural gas derivatives in the form of swaps qualifying for hedge accounting was NIL at September 30, 2012 (40 million MMBtu at December 31, 2011 with maturities in 2012 through 2019).

Foreign Exchange Risk

As at September 30, 2012, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $55 million (December 31, 2011 — $160 million) at an average exchange rate of 0.9907 (December 31, 2011 — 1.0437) per US dollar with maturities in 2012. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2011 audited annual consolidated financial statements.

Interest Rate Risk

As at September 30, 2012, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of September 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

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

Item 6. Exhibits

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	36

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

37	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	38

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2012
10(kk)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(ll)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(mm)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(nn)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(oo)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(pp)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(qq)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(rr)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(ss)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

39	PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

October 31, 2012	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

October 31, 2012	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2012 Third Quarter Quarterly Report on Form 10-Q	40

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(n)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ee)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	Deferred Share Unit Plan for Non-Employee Directors, as amended.	10-Q	3/31/2012
10(kk)	U.S. Participant Addendum No. 1 to the Deferred Share Unit Plan for Non-Employee Directors.	10-K	12/31/2008	10(jj)
10(ll)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(mm)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(nn)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(oo)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(pp)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(qq)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(rr)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(ss)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
11	Statement re Computation of Per Share Earnings.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.