Form 10-K
period 2012-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2013-02-27
CIK 855931

SOLUTIONS FOR A GROWING WORLD

Potash Corporation of Saskatchewan Inc.

PotashCorp

Helping Nature Provide

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

  Yes   ☐    No   ☑

At June 30, 2012, the aggregate market value of the 854,671,600 Common Shares held by non-affiliates of the registrant was approximately $37,340,602,187.80. At February 19, 2013, the registrant had 865,107,574 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Integrated Report for the fiscal year ended December 31, 2012 (the “2012 Annual Integrated Report”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 16, 2013 (the “2013 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

’12	ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

This document, including the documents incorporated by reference, contains “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimate,” “plan” and similar expressions. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While we consider these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect.

Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following:

•	variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•	fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets;

•	costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	changes in competitive pressures, including pricing pressures;

•	adverse or uncertain economic conditions and changes in credit and financial markets;

•	the results of sales contract negotiations within major markets;

•	economic and political uncertainty around the world;

•	timing and impact of capital expenditures;

•	risks associated with natural gas and other hedging activities;

•	changes in capital markets;

•	unexpected or adverse weather conditions;

•	changes in currency and exchange rates;

•	unexpected geological or environmental conditions, including water inflows;

•	imprecision in reserve estimates;

•	adverse developments in new and pending legal proceedings or government investigations;

•	acquisitions we may undertake;

•	strikes or other forms of work stoppage or slowdowns;

•	rates of return on, and the risks associated with, our investments;

•	changes in, and the effects of, government policies and regulations;

•	security risks related to our information technology systems; and

•	earnings, exchange rates and the decisions of taxing authorities, all of which could affect our effective tax rates.

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

PotashCorp 2012 Annual Report on Form 10-K	1

Part I

Item 1. Business

General

Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and, unless the context requires otherwise, the terms “we,” “us,” “our,” “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable. Additional information relating to the company can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the “SEC”); however, it currently files voluntarily on the SEC’s domestic forms.

We are the world’s largest integrated fertilizer and related industrial and feed products company by capacity. We are the largest producer of potash worldwide by capacity. In 2012, we estimate our potash operations represented 15% of global production and 20% of global potash capacity1. We are the third largest producer of phosphates worldwide by capacity. In 2012, we estimate our phosphate operations produced 5% of world phosphoric acid production. We are the third largest nitrogen producer worldwide by ammonia capacity. In 2012, we estimate our nitrogen operations produced 2% of the world’s ammonia production.

We own and operate five potash mines in Saskatchewan and one in New Brunswick.

Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, phosphate feed and industrial acid, which is used in food products and industrial processes. We also have a phosphate mine and two mineral processing plant complexes in northern Florida and five phosphate feed plants in the United States. We produce phosphoric acid at our Geismar, Louisiana facility.

Our nitrogen operations involve the production of nitrogen fertilizers and nitrogen feed and industrial products, including ammonia, urea, nitrogen solutions, ammonium nitrate and nitric acid. We have nitrogen facilities in Georgia, Louisiana, Ohio and Trinidad.

We are organized under the laws of Canada. Our principal executive offices are located at Suite 500, 122 — 1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3, and our telephone number is (306) 933-8500.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest was reduced to zero by the end of 1993. Since the privatization of PCS, we have made the following significant acquisitions:

•	the Allan mine through the acquisition of all of the outstanding shares of Saskterra Fertilizers Ltd. In 1990;

•	the New Brunswick potash mine and port facilities and our Patience Lake solution mine in Saskatchewan in 1993;

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;

•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;

•

approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998; additional shares were acquired in transactions between 2005 and 2010, increasing our ownership interest to approximately 14%;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

[1]	Based on our nameplate capacity at December 31, 2012. See table under “Potash Operations — Production” for further information.

2	PotashCorp 2012 Annual Report on Form 10-K

•

approximately 20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in 2001 and 2002; we acquired additional shares in various transactions from 2004 through 2007, increasing our ownership interest to approximately 32%;

•

approximately 26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in 2003; in transactions in 2005 and 2006, we acquired additional shares in APC, increasing our ownership interest to approximately 28%; and

•

approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a fertilizer company and a subsidiary of Sinochem Corporation, in 2005. In various transactions from 2006 through 2011, we increased our ownership interest to approximately 22%.

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

Under a mining and processing agreement, Mosaic Potash

Esterhazy Limited Partnership (“Mosaic”) previously mined and processed our mineral rights at the Esterhazy mine.

The Company, having been unable to agree with Mosaic on the

amount of potash that the Company was entitled to receive from

Mosaic pursuant to the mining and processing agreement,

commenced a legal action against Mosaic in May 2009 seeking an order declaring the amount of potash which the Company had the right to receive.

In December 2011, the Company and Mosaic settled the litigation. The settlement provided for the amount and timing of deliveries of potash owed to the Company, and also provided that the mining and processing agreement would terminate on December 31, 2012. The mining and processing agreement has terminated and there are no remaining delivery obligations thereunder. The parties continue to dispute certain costs related to the tonnes covered by the settlement agreement.

At our mine near Sussex, New Brunswick we produce potash from the flank of an elongated salt structure. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. We, in conjunction with Corridor Resources Inc., have supplied the New Brunswick facility with natural gas to meet its fuel needs since 2003. In July 2007, we announced plans for a new potash mine and an expanded milling facility at the New Brunswick site. Construction of this new mining facility is ongoing and is expected to be completed in 2013. Once construction is complete, the facility is expected to be ramped up by 2015, provided market conditions warrant. Once fully ramped up, the new mine will replace the existing underground operation and is expected to have an annual operational capability of 1.8 million tonnes. The capital budget for the project is CDN $2.18 billion. As of December 31, 2012, we have incurred approximately CDN $1.65 billion in expansion costs at the New Brunswick site. We continue to incur costs at the New Brunswick division in relation to management of a brine inflow.

We have the right to mine 773,812 acres of land in Saskatchewan. Included in these holdings are mineral rights to 665,806 acres contained in blocks around the six mines in which we have an interest, of which acres approximately 27% we own, approximately 54% are under lease from the Province of Saskatchewan and approximately 19% are leased from other parties. Our remaining 108,006 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21-year terms, renewable at our option. Our significant leases with other parties are also for 21-year terms. Such other leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable lease with the Province of Saskatchewan. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. We have the right to mine 58,263 acres of land in New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999.

PotashCorp 2012 Annual Report on Form 10-K	3

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

In 2012, our conventional potash operations (excluding Esterhazy) mined 20.999 million tonnes of ore at an average mineral grade of 22.88% potassium oxide (“K2O”). In 2012, our potash production from all our operations (including Esterhazy) consisted of 7.724 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.05% K2O, representing 47% of North American production.

In 2012, our capacity represented an estimated 52% of the North American total capacity (based on our nameplate capacity, see table below for further information). We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, began employing a solution mining method in 1989. The other Saskatchewan mines we own or in which we have an interest employ conventional underground mining methods.

The New Brunswick mine is a conventional cut and fill underground mining operation. In addition to potash production, this mine also produced 0.439 million tonnes of sodium chloride (salt) in 2012.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual Nameplate Capacity(1)	Annual Operational Capability 2013(2)	Annual Operational Capability 2012(2)	2012 Production			2011 Production			2010 Production
	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)
Lanigan	3.828	3.4	3.3	5.675	20.81	1.653	10.454	21.24	3.042	8.487	20.89	2.368
Rocanville	3.044	2.8	2.7	4.770	23.93	1.571	7.120	24.22	2.430	6.580	23.74	2.183
Allan	1.885	2.5	1.6	3.580	24.08	1.169	3.200	23.60	1.019	3.431	24.07	1.104
Cory(3)	1.361	2.6	2.0	4.694	23.55	1.284	3.048	23.10	0.778	1.927	24.03	0.551
Patience Lake(4)	1.033	0.3	0.4	—	—	0.293	—	—	0.390	—	—	0.372
New Brunswick	0.800	0.8	0.8	2.279	22.58	0.742	2.328	22.71	0.741	2.010	22.38	0.645
Esterhazy(5)	1.313	—	1.0	—	—	1.012	—	—	0.943	—	—	0.855
Totals	13.264	12.4	11.8	20.998		7.724	26.150		9.343	22.435		8.078

(1)	Includes, where applicable, previously idled capacity that could be brought into operation with capital investment (debottlenecking projects). (As of December 31, 2012)
(2)	Estimated annual achievable production level (estimated at beginning of year). Estimate does not include inventory-related shutdowns and unplanned downtime.
(3)	Estimated operational capability exceeds nameplate capacity as a result of timing of a comprehensive post-expansion test run of its operating capability. Upon completion of this run, which is anticipated in 2013, the nameplate capacity will be adjusted.
(4)	Solution mine.
(5)	Product tonnes received at Esterhazy were based on a mining and processing agreement with Mosaic and a related settlement agreement. Under the settlement agreement, the mining and processing agreement terminated on December 31, 2012. For further information, see “Potash Operations — Properties” on page 3 in Item 1 of this report.

4	PotashCorp 2012 Annual Report on Form 10-K

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

A historical extraction ratio from the 29 to 44 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2012 for each of our potash mines is as follows:

	Proven Mineral Reserves (Millions of tonnes recoverable ore)	Probable Mineral Reserves (Millions of tonnes recoverable ore)	Total Mineral Reserves (Millions of tonnes recoverable ore)(1)(2)(3)	Average Grade K2O Eq(4)(5)	Years of Remaining Mine Life(6)
Allan(7)	78	205	283	25.0	83
Cory(7)	67	176	243	24.7	75
Lanigan(7)	94	443	537	21.5	65
Rocanville	137	325	462	23.5	75
Patience Lake(8)	—	—	—	—	—
New Brunswick	186	—	186	24.6	84

(1)	There has been no third party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.31 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 3.10, Cory 3.70, Lanigan 3.49, Rocanville 2.99 and New Brunswick 3.11.
(4)	From in-mine samples.
(5)

While the term “potash” refers to a wide variety of potassium-bearing minerals, at our deposits the predominant potash mineralization is sylvinite, which is comprised mainly of the minerals sylvite (KCl/potassium salt) and halite (NaCl/rock salt) with minor amounts of carnallite (KCl MgCl2 6 H2O) and water insolubles. Potash fertilizer is concentrated, nearly pure KCl (i.e. with a purity greater than 95%), but ore-grade is traditionally reported on a K2O basis. The “K2O equivalent” gives a standard measurement of the nutrient value of different potassium-bearing rocks and minerals. To convert from K2O equivalent tonnes to actual KCl tonnes, multiply by 1.583.

(6)	Estimates are based upon proven and probable reserves and average annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 3.40, Cory 3.22, Lanigan 6.16, Rocanville 8.21 and New Brunswick 2.21. Mining rates are constrained by the equipment and manpower utilized at each mine so that our production capacity at each mine depends, in part, on the ore concentration encountered at each mine. Years of remaining mine life are based on applying the average annual mining rate to reported reserves.
(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at each of Allan, Cory and Lanigan we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone, and at Lanigan the mineral reserves are in B Zone.
(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The Patience Lake operation accounted for only 3.8% of the Company’s potash production in 2012.

PotashCorp 2012 Annual Report on Form 10-K	5

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

•

areas of sparse exploration, such as areas with 3D surface seismic coverage, little or no drilling, and at some distance from underground workings, and within a mining lease are reported in the indicated mineral resource category; and

•

areas of limited exploration, such as areas that have been investigated through regional geological studies, or areas with 2D regional surface seismic coverage, little or no drilling, and at some distance from underground workings, and still within a mining lease or exploration permit area are reported in the inferred mineral resource category.

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

The Company’s estimated mineral resource tonnage as of December 31, 2012 for each of our mines is as follows:

	Mineral Resource
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)	Grade %K20 Eq(1)
Allan(2) (A Zone)	225	259	1,414	25.0
(B Zone)	1,205	262	1,431	21.5
Cory(2) (A Zone)	244	330	968	24.7
(B Zone)	1,250	334	980	21.5
Lanigan(2) (A Zone)	1,942	1,013	1,030	25.2
(B Zone)	450	1,367	1,390	21.5
Rocanville	413	778	1,667	23.5
Patience Lake(3)	—	—	—	—
New Brunswick	—	153	319	24.6

(1)	See footnote 5 to table under “Potash Operations — Reserves”.
(2)	See footnote 7 to table under “Potash Operations — Reserves”.
(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 to the table under “Potash Operations — Reserves”, it is not possible to estimate reliably the resource tonnage from this operation at present.

6	PotashCorp 2012 Annual Report on Form 10-K

The scientific and technical information included in the Potash Operations section has been prepared by or under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101. For Saskatchewan and New Brunswick operations, Michael Hogan, P. Eng. (President, PCS Potash) is the qualified person who supervised the preparation of the information and who verified the data disclosed herein.

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

Properties

We conduct our phosphate operations primarily at two facilities, one a 75,127-acre facility near Aurora, North Carolina and the other a 99,588-acre facility near White Springs in northern Florida. The Aurora facility includes a 6.0 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, four superphosphoric acid (“SPA”) plants, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

Our White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two MAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants and a SPA plant located at the Swift Creek complex.

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; and Joplin, Missouri;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

Plant Locations	Primary Products Produced
Aurora, North Carolina	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA
White Springs, Florida(1)	SPA, MAP, MGA(2), animal feed
Cincinnati, Ohio	Blended purified acid products, potassium phosphates
Geismar, Louisiana(3)	MGA
Marseilles, Illinois	Animal feed
Weeping Water, Nebraska	Animal feed
Joplin, Missouri	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.
(2)	All of the MGA is consumed internally in the production of downstream products.
(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

PotashCorp 2012 Annual Report on Form 10-K	7

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and calcareous gangue to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2012, the Aurora facility’s total production of phosphate rock was 4.1 million tonnes and the White Springs facility’s total production of phosphate rock was 2.7 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers in June 2009. The permit authorizes mining in excess of 30 years.

Phosphate rock is the major input in our phosphorus processing operations. Substantially all of the phosphate rock produced is used internally for the production of phosphoric acid, SPA, chemical fertilizers, purified phosphoric acid and animal feed products. Unlike the Aurora and White Springs operations, the Geismar facility does not mine phosphate rock. Presently, the Geismar facility purchases phosphate rock from Morocco.

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

Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia and much of this ammonia is purchased from third parties. Ammonia to White Springs is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is supplied through rail deliveries from our Lima, Ohio production facility and our Geismar, Louisiana storage facility.

We produce MGA at our Aurora, White Springs and Geismar facilities. Some MGA is sold to foreign and domestic fertilizer producers and industrial customers. We further process the balance of the MGA to make solid fertilizer (DAP and MAP); liquid fertilizers; animal feed supplements for the poultry and livestock markets; and purified phosphoric acid for use in a wide variety of food, technical and industrial applications.

The following tables set forth, for each of the last three years, the Company’s production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock (Millions of tonnes)
	Annual Capacity	2012		2011		2010
		Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.087	26.96	4.617	27.28	4.068	27.29
White Springs, FL	3.6	2.734	30.34	2.697	29.73	1.783	30.11
Total	9.6	6.821		7.314		5.851

Phosphoric Acid (Millions of tonnes P2O5)
	Annual Capacity	2012 Production	2011 Production	2010 Production
Aurora, NC	1.202	1.029	1.177	1.146
White Springs, FL	0.966	0.831	0.889	0.705
Geismar, LA	0.202	0.122	0.138	0.136
Total	2.370	1.982	2.204	1.987

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

8	PotashCorp 2012 Annual Report on Form 10-K

Our White Springs operations are in Hamilton County, Florida. The Hamilton County phosphate deposits in the North Florida Phosphate District are reported to be of the middle Miocene and Pliocene ages. Because of partial reworking during the Pliocene age, these deposits tend to be more variable than middle Miocene deposits, such as those found in North Carolina.

In connection with our permit at Aurora and the reporting requirements under Canadian National Instrument 43-101, the Company engaged Marston & Marston, Inc. (“Marston”) in late 2009 to update the estimated phosphate ore reserves at both Aurora and White Springs. Marston developed geologic and cost models, mine plans, production schedules and a cash flow estimate for each operation based on (i) a review of Company records and information regarding land areas controlled by the Company, (ii) drilling and sampling databases provided by the Company, (iii) visits to each site’s mining operations and discussions with Company personnel familiar both with the geology of the phosphate ore deposits and (iv) a phosphate market study. From these, Marston developed both reserve and resource estimates for Aurora and White Springs.

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2012 at a stated average grade of 30.66% P2O5.

	Tonnes of Phosphate Rock (Millions of tonnes) Stated Average Grade 30.66% P205
	Proven Reserves	Probable Reserves	Total Reserves
Aurora
Permitted	50.9	1.0	51.9
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	31.6	—	31.6
To Be Permitted	1.6	—	1.6
Total	137.9	7.8	145.7

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 30 years. This mine life is based on an average annual production rate of approximately 3.77 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2012. If mineral deposits covered by the new permit at Aurora and now reclassified as resources are included, the mine life at Aurora would be about 48 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 14 years. This mine life is based on an average annual production rate of approximately 2.36 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2012.

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

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2012 for each of our mines is as follows:

	Mineral Resource (30.66% P205 )(1)
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)
Aurora	172.6	4.6	—
White Springs	76.3	0.1	—

(1)	Resources are different from reserves and are not in addition to reserves. Resources are defined as tonnes in situ before recovery factors have been applied.

PotashCorp 2012 Annual Report on Form 10-K	9

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

Properties

We have four nitrogen production facilities, of which three are located in the United States and one is located in Trinidad. The following table sets forth the facility locations and products produced.

Plant Locations	Nitrogen Products Produced
Augusta, Georgia	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, Louisiana(1)	Nitric acid and nitrogen solutions
Lima, Ohio	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	Since 2003, we have not produced ammonia at Geismar. In February 2011, we announced plans to resume ammonia production at our Geismar plant, and we currently anticipate resuming ammonia production at Geismar in early 2013.

Production

Unlike potash and phosphate, nitrogen is not mined. It is taken from the air and reacted with a hydrogen source, usually natural gas reformed with steam, to produce ammonia. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, nitrogen solutions, ammonium nitrate and nitric acid. Ammonia, urea and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications. Nitric acid and ammonium nitrate are sold to industrial customers for various applications. Urea is also sold for feed applications.

The following table sets forth the annual capacity and, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1) (Millions of Tonnes)
	Annual Capacity	2012 Production	2011 Production	2010 Production
Trinidad	2.2	1.969	2.094	2.194
Augusta, GA(2)	0.8	0.631	0.717	0.693
Lima, OH	0.6	0.566	0.611	0.482
Geismar, LA(3)	0.5	—	—	—
Total	4.1	3.166	3.422	3.369

(1)	A substantial portion is upgraded to value-added products.
(2)	Capacity increased.
(3)	Assumes the anticipated resumption of ammonia production in the first quarter of 2013.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the US, we may enter into natural gas hedging transactions with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 69% of its requirements in 2013, 56% in 2014 and 2015, and 51% from 2016 to 2018. The gas contract for our smallest Trinidad plant expired in 2011 and renegotiations are underway. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 75% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Marketing

We sell to a diverse group of customers both by geography and by end product and, apart from sales of potash to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of our total sales in 2012. Market conditions will vary on a period-over-period basis, and sales can be expected to shift from one period to another.

10	PotashCorp 2012 Annual Report on Form 10-K

The following table summarizes our sales (in millions of US dollars) from potash, phosphate and nitrogen products (by geographical distribution) in the past three fiscal years.

	2012	2011	2010
Potash
Canada	$200	$142	$138
United States	1,287	1,580	1,316
Canpotex(1)	1,492	1,956	1,273
Other	306	305	274
Total	$3,285	$3,983	$3,001
Phosphates
Canada	$171	$173	$100
United States	1,487	1,507	1,149
PhosChem(1)	248	563	396
Other	386	235	177
Total	$2,292	$2,478	$1,822
Nitrogen
Canada	$17	$10	$3
United States	1,871	1,888	1,562
Other	462	356	151
Total	$2,350	$2,254	$1,716

(1)	See discussion below for information regarding Canpotex and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

For financial information about our business segments and North American and offshore sales, see the information under “Potash — Our Potash Markets” and “Potash — Potash Performance” on pages 57 and 59 through 62, “Phosphate — Our Phosphate Markets” and “Phosphate — Phosphate Performance” on pages 65 and 66 through 69 and “Nitrogen — Our Nitrogen Markets” and “Nitrogen — Nitrogen Performance” on pages 72 and 73 through 75 in our 2012 Annual Integrated Report, attached as Exhibit 13, and Note 16, “Segment Information” to the Company’s audited consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of certain non-current assets is disclosed in Note 16, “Segment Information” to the Company’s 2012 audited consolidated financial statements, incorporated by reference under Item 8 in this report.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. PCS Sales (Canada) Inc. executes offshore marketing and sales for our New Brunswick potash and marketing and sales for our potash, phosphate and nitrogen products in Canada. PCS Sales (USA), Inc.

executes marketing and sales for our potash, phosphate and nitrogen products in the United States. PhosChem, an association formed under the US Webb-Pomerene Act, is the principal vehicle through which we execute offshore marketing and sales for our liquid phosphate fertilizers. See “Offshore Marketing” below.

North American Marketing

In 2012, North American sales of potash products represented 45% of our total potash sales, a significant portion of which were attributable to potash customers in the United States. Typically, our North American potash sales are larger in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

In 2012, North American sales of phosphate products represented 72% of our total phosphate sales, a significant portion of which were attributable to phosphate customers in the United States. In 2012, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

In 2012, North American sales of nitrogen products represented 80% of our total nitrogen sales and our total non-fertilizer products accounted for 71% of our total nitrogen sales, substantially all of which were attributable to nitrogen customers in the US. Typically, North American nitrogen fertilizer sales are greatest in the second quarter. In 2012, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

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

PotashCorp 2012 Annual Report on Form 10-K	11

Offshore Marketing

Potash we produce in Saskatchewan for sale outside Canada and the United States is sold exclusively to Canpotex, which is owned in equal shares by the three potash producers in the Province of Saskatchewan (including us). Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company providing integrated sales, marketing and distribution for all Canadian potash exported to customers outside the United States and Canada. Each shareholder of Canpotex has an equal voting interest as a shareholder through its nominees on the board of directors, and the shareholders of Canpotex have committed to use Canpotex as their exclusive offshore export outlet for potash produced in Canada as long as they are members of Canpotex. The members of Canpotex have exempted production from our New Brunswick mine from this requirement.

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2012, we supplied 53.1% of Canpotex’s requirements. At the end of 2012 our mining and processing agreement with Mosaic at Esterhazy ended, reducing our 2013 Canpotex sales entitlement. We expect this temporary loss to be offset by successful completion of Canpotex allocation runs at our Cory, Allan and Rocanville facilities through 2016. Canpotex generally sells potash to private and public firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2012	2011	2010
China	12%	17%	14%
India	5	9	14
Other Asian countries	49	43	41
Latin America	29	26	25
Other countries	5	5	6
Total	100%	100%	100%

For 2012, sales to Canpotex represented 45% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 10% of our total potash sales in 2012.

Since 1975, PhosChem has exported US-produced phosphate fertilizers of its members pursuant to the US Webb-Pomerene Act,

which provides a limited US anti-trust exemption for actions in export trade or the course of export. Currently, the members of PhosChem are PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members have agreed, except for certain sales that are reserved individually to the PhosChem member companies, to export their fertilizer products exclusively through PhosChem. PhosChem negotiates prices and other terms for such export sales of its members’ phosphate fertilizer products that are made through PhosChem. Since 1995, pursuant to the terms of the PhosChem membership agreement, Mosaic Global Operations Inc. is responsible for the marketing of solid fertilizers and PCS Sales (USA), Inc., was responsible for the marketing of liquid merchant grade phosphoric acid in export trade. Effective June 1, 2012, PCS Sales (USA), Inc. ceased marketing of liquid merchant grade phosphoric acid within PhosChem. Total sales for 2012 (on a P2O5 basis) were apportioned as follows: 80.73% to Mosaic Crop Nutrition LLC and 19.27% to PCS Sales (USA), Inc. The PhosChem agreement is renewed annually.

Revenue from sales to PhosChem accounted for 11% of our total phosphate sales in 2012. Other offshore phosphate sales accounted for 17% of our total phosphate sales in 2012. In 2012, 57.2% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for the past three calendar years in the various geographical regions.

	2012	2011	2010
India	28%	54%	58%
China	—	—	2
Other Asian countries	13	8	9
Latin America	40	27	20
Other countries	19	11	11
Total	100%	100%	100%

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2012, our offshore sales of nitrogen products represented 20% of our total nitrogen sales.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) laws, policies and actions affecting foreign trade; (ii) other economic, political and regulatory policies of foreign governments, (iii) changes in foreign currency and exchange controls; and (iv) fluctuations in foreign currency exchange rates.

12	PotashCorp 2012 Annual Report on Form 10-K

Transportation and Distribution

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2012, we leased or owned 199 terminal and warehouse facilities, some of which have multi-product capability for a total of 267 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also lease or own approximately 9,915 rail cars. In the offshore market, the Company leases one warehouse in China, one in Malaysia and one dry bulk fertilizer port terminal in Brazil through a joint venture.

Potash

Transportation costs add significantly to the total cost of potash. Producers have an advantage in serving markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the US Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the former Soviet Union, Germany and the Middle East) to compete effectively in some of our traditional markets.

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

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the US. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to North American destinations by rail. Ammonia to White Springs and Aurora is supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is also supplied through rail deliveries from our Lima, Ohio production facility and Geismar, Louisiana storage facility.

Much of the Geismar facility’s phosphoric acid is delivered via pipeline to a nearby customer. The balance of the facility’s phosphate products is shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Nitrogen

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 39 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from the Trinidad plant primarily to markets in the United States and also to Latin America and Europe. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.

Competition

Potash

Potash is a commodity, characterized by minimal product differentiation, and, consequently, producers compete based on price, quality and service (e.g., delivery time and ability to supply high quality material). We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. The Mosaic Company, Agrium Inc. and Intrepid Potash are our main competitors in North America, along with offshore imports into the US Gulf and East Coast, primarily from Belarusian Potash Company (“BPC”), the marketing agency for suppliers in the former Soviet Union, Israel Chemicals Ltd. (“ICL”) and SQM. In offshore markets, Canpotex and PCS Sales compete with BPC and producers such as ICL, K+S Group and SQM.

PotashCorp 2012 Annual Report on Form 10-K	13

Phosphate

Markets for phosphate fertilizer products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while some of our North American competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring higher rock processing costs.

Our competitors for North American phosphate fertilizer sales are The Mosaic Company, CF Industries, Inc., Mississippi Phosphates Corporation, J.R. Simplot Company and Agrium Inc., and in offshore markets, we compete primarily with Office Cherifien des Phosphates, as well as Russian and Chinese producers.

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

Nitrogen

Nitrogen, globally the most widely produced nutrient, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, may be manufactured in countries with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Natural gas typically makes up 70-85% of the cash cost of producing ammonia.

Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are connected to their suppliers by pipeline.

Our nitrogen production serves both fertilizer and industrial customers. Our US plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. Our US production has benefited recently from the low cost of natural gas. In Trinidad, our natural gas contracts are primarily indexed to Tampa, Florida ammonia prices. Within North America, sales are regionalized due to transportation costs. In the US market, we compete with other domestic producers, including CF Industries, Inc., Agrium, Inc. and Koch Industries, Inc., and with imported product from suppliers in the Middle East, North Africa, Trinidad, Russia and China.

Employees

At December 31, 2012, we employed 5,779 people, of whom 2,039 were salaried and 3,740 were hourly paid. Of these 5,779 employees, our potash operations employed 2,759 people, our phosphate operations 1,792 and our nitrogen operations 788. Our sales and transportation and distribution functions were handled by 92 employees in Northbrook, Illinois and various other locations in the United States and by 18 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a corporate staff of 330.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Plant Location	Collective Bargaining Agreement Expiry Date
Allan, Saskatchewan	April 30, 2014
Cory, Saskatchewan	April 30, 2014
Patience Lake, Saskatchewan	April 30, 2014
Lanigan, Saskatchewan	January 31, 2015
Rocanville, Saskatchewan	May 31, 2015
Cincinnati, Ohio	November 1, 2015
Lima, Ohio	November 1, 2017
White Springs, Florida	December 2, 2013

In 2012, new three-year collective agreements at Lanigan and Rocanville were successfully negotiated. In 2012, a new five-year collective agreement was successfully negotiated for Lima.

We believe we have an effective working relationship with our employees, and the unions representing them.

Royalties and Taxes

Royalties and Other Taxes

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax, collectively known as the potash production tax. The potash production tax totaled $92 million in 2012. As a resource corporation in the Province of Saskatchewan, we are also subject to a resource surcharge that is a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In 2012, the total resource surcharge paid was $84 million.

14	PotashCorp 2012 Annual Report on Form 10-K

In addition to the potash production tax and resource surcharge, royalties, taxes and rental fees are payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others by potash producers in respect of potash sales, production or property in the Provinces of Saskatchewan and New Brunswick. These royalties, taxes and fees, which are included in cost of goods sold, were $109 million in 2012.

Property and other taxes payable to US governments, municipalities and other entities, which are included in cost of goods sold, totaled $29 million in 2012.

For 2012, miscellaneous taxes paid (not included above) totaled $4 million.

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes decreased due to lower income before taxes. Effective tax rates were as follows:

	2012	2011
Actual effective tax rate on ordinary earnings	25%	26%
Actual effective tax rate including discrete items	28%	26%

The impairment of our available-for-sale investment in Sinofert is not deductible for tax purposes. This increased the 2012 actual effective tax rate including discrete items by 3 percent. Total discrete tax adjustments that impacted the rate in 2012 resulted in an income tax expense of $27 million (2011 — $1 million). Significant items recorded included the following:

•	In 2012, a current tax recovery of $28 million and a deferred tax expense of $45 million to adjust the 2011 income tax provision to the income tax returns filed during 2012;

•	In 2011, a current tax recovery of $21 million for previously paid withholding taxes;

•	In 2011, a current tax recovery of $14 million due to income tax losses in a foreign jurisdiction; and

•	In 2011, a deferred tax expense of $26 million to adjust amounts related to partnerships.

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

The Safety, Health and Environment committee of the Board of Directors measures the Company’s safety, health, environmental and security performance against our management policies and procedures. The committee also monitors progress against our safety and environmental goals and targets, working closely with management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.

Our operating expenses, other than costs associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations were approximately $153 million for the year ended December 31, 2012, as compared to $131 million and $134 million for the years ended December 31, 2011 and 2010, respectively.

The Company routinely undertakes environmental capital projects. In 2012, capital expenditures of $81 million (2011 — $69 million; 2010 — $61 million) were incurred to meet pollution prevention and control as well as other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2013 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives as well as other environmental objectives.

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

PotashCorp 2012 Annual Report on Form 10-K	15

Air Emissions. With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent US federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The US Environmental Protection Agency has issued a number of regulations establishing requirements to reduce air pollutant emissions. We continue to monitor developments in these various programs and to assess their potential impact on our operations.

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

The Company had set a goal of reducing greenhouse gas emissions by ten percent per tonne of product by the end of 2012, compared to 2007. The Company achieved that goal by reducing greenhouse gas emissions by 13 percent from 2007 levels, by installing nitrous oxide controls in the largest nitric acid plant at our Geismar Plant.

We continue to monitor the international efforts to address climate change.

In addition to the foregoing, the information under the first five bullets of the third paragraph of “Legal and Other Matters” of Note 27 to the Company’s audited consolidated financial statements in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Asset Retirement Obligations

Provisions are recognized when: (1) the Company has a present legal or constructive obligation as a result of past events; (2) it is probable that an outflow of resources will be required to settle the obligation; and (3) the amount has been reliably estimated. We have recorded in the Company’s audited consolidated financial statements provisions for decommissioning obligations (also known as asset retirement obligations) primarily related to mining and mineral activities. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 14 of the Company’s audited consolidated financial statements in the 2012 Annual Integrated Report for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans that are economically sound and that, in most cases, may not be implemented for several decades. We have continued to use appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2012, we had accrued a total of $647 million for asset retirement obligations. The current portion totaled $24 million.

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

16	PotashCorp 2012 Annual Report on Form 10-K

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

We have accrued $28 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $6 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters to the extent the incurrence of the costs are likely and can be reasonably estimated.

In addition to the foregoing, the information under the first two paragraphs (including any bullets thereunder) of “Legal and Other

Matters” of Note 27 to the Company’s audited consolidated financial statements in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

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

Facility and Product Security

Through our Safety, Health and Environment department, we regularly evaluate and address actual and potential security issues and requirements associated with our operations in the US and elsewhere using approved security vulnerability methodologies. Additional actions and expenditures may be required in the future. In the US, chemical facilities are regulated under the Maritime Transportation Security Act and the Chemical Facility Anti-Terrorism Standards. It is anticipated that Congress will continue to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements, and we also have adopted security measures and enhancements beyond those presently required. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

PotashCorp 2012 Annual Report on Form 10-K	17

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 19, 2013 is as follows:

Name	Age	Served Since	Current Position Held
William J. Doyle	62	1987	President and Chief Executive Officer
Wayne R. Brownlee	60	1988	Executive Vice President, Treasurer and Chief Financial Officer
G. David Delaney	52	1997	Executive Vice President and Chief Operating Officer
Stephen F. Dowdle	62	1999	President, PCS Sales
Brent E. Heimann	52	1997	President, PCS Phosphate and PCS Nitrogen
Michael T. Hogan	54	1989	President, PCS Potash
Joseph A. Podwika	50	1997	Senior Vice President, General Counsel and Secretary
Robert A. Jaspar	54	1997	Senior Vice President, Information Technology
Denis A. Sirois	57	1978	Vice President and Corporate Controller
Daphne J. Arnason	57	1988	Vice President, Internal Audit
Darryl S. Stann	45	2003	Vice President, Procurement
Mark F. Fracchia	58	1984	Vice President, Safety, Health and Environment
Denita C. Stann	44	2006	Vice President, Investor and Public Relations
Lee M. Knafelc	45	1998	Vice President, Human Resources and Administration

Each of the executive officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
G. David Delaney	March 2000 — July 2010	President, PCS Sales
Stephen F. Dowdle	December 2005 — July 2010	Senior Vice President, Fertilizer Sales, PCS Sales
Brent E. Heimann	February 2007 — February 2011	Vice President, PCS Phosphate and PCS Nitrogen
Michael T. Hogan	January 2007 — February 2010	General Manager, APC
	March 2010 — June 2012	Vice President, Potash Operations
	July 2012 — December 2012	Senior Vice President, PCS Potash
Darryl S. Stann	September 2006 — June 2010	Vice President, Marketing, PCS Sales
	July 2010 — February 2011	Vice President, Industrial Sales, PCS Sales
Mark F. Fracchia	January 2007 — February 2011	General Manager, PCS Potash, New Brunswick Division
Denita C. Stann	January 2007 — December 2008	Director, Investor Relations
	January 2009 — December 2010	Senior Director, Investor Relations
Lee M. Knafelc	September 2007 — December 2010	Senior Director, Human Resources

Presentation of Financial Information

We have three principal business segments: potash, phosphate and nitrogen. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 16, “Segment Information” to the Company’s audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, incorporated by reference under Item 8 of this report.

International Financial Reporting Standards, as issued by the International Accounting Standards Board (“IFRS”)

We are a foreign private issuer in the United States that voluntarily files our audited consolidated financial statements with the SEC on US domestic forms. We are permitted to file with the SEC our audited consolidated financial statements under IFRS, without a reconciliation to US generally accepted accounting principles (“US GAAP”). As a result, we do not prepare a reconciliation of our results to US GAAP. It is possible that certain of our accounting policies could be different from US GAAP.

Unless otherwise specified, financial information is presented in US dollars.

18	PotashCorp 2012 Annual Report on Form 10-K

Where You Can Find More Information

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any of the information on file with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file, as we do, electronically with the SEC.

We make available, free of charge through our website, www.potashcorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available, free of charge, through our website, our filings with Canadian securities regulatory authorities as soon as reasonably practicable after such material is electronically filed with the Canadian securities regulatory authorities. The Canadian securities regulatory authorities maintain a website (www.sedar.com) that contains our filings with the Canadian securities regulatory authorities. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 1A. Risk Factors

Our performance and future operations are affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated Risk Management Framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Risks to Our Strategy” on pages 29 and 30 in our 2012 Annual Integrated Report, attached as Exhibit 13 and incorporated herein by reference. See “Forward-Looking Statements” earlier in this report.

A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Integrated Report, attached as Exhibit 13, on pages 31 and 32.

Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:

Global demand for our products may differ from our expectations

We have taken major steps to prepare for an anticipated increase in potash demand in future years. We have undertaken several key expansion and debottlenecking projects at significant capital cost to substantially increase our potash production capability. Some of these projects began to ramp-up operational capability in 2012 and the remaining projects will come on stream over the next several years.

We estimate the future level of demand for our products and attempt to meet this anticipated growing demand by increasing our operational capability at certain facilities. Accurate estimates allow us to prevent either surplus inventory or missed sales opportunities. However, inaccurate estimates can lead to decreased profits. Reduced market demand can lead to underutilization of our production facilities. To the extent that we underutilize capacity, operating efficiencies decline, which negatively impacts our financial performance. If our estimates of future demand prove to be inaccurate, we could experience a lower return on investment due to lower profits.

Our customers’ decisions regarding the purchase of our products are affected by variable market, governmental, economic and weather conditions. As a result, our customers’ purchasing decisions can be difficult to accurately predict. Farmers’ decisions about application rates for crop nutrients vary from year to year depending on a number of factors including, among others, crop prices, governmental actions, input costs, planting conditions and the level of the crop nutrient remaining in the soil following the previous harvest. Therefore, the timing of customer purchases will vary each year, and fertilizer sales can be expected to shift between periods. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules, application decisions, and purchasing patterns.

Increased competitive supply can create an imbalance between supply and demand.

Generally, fertilizer products are bulk commodities characterized by minimal product differentiation within product categories. Consequently, the market for fertilizer is subject to competitive marketing pressures and cyclicality. An increase in the competitive supply of fertilizer that outpaces the growth in world consumption generally leads to price reductions; whereas, a supply shortage can increase prices as customers compete for available product. As in many commodity businesses, during periods of lower prices, there tends to be less investment in capacity expansion, while periods of higher prices typically lead to new supply projects and increased production.

Commodity price cyclicality varies within the fertilizer industry. The nitrogen industry, for example, is generally characterized by many

PotashCorp 2012 Annual Report on Form 10-K	19

producers around the world, lower capital costs of entry and shorter construction times. As a result, nitrogen is prone to substantial price volatility. In contrast, quality potash deposits are rare and capital costs are very high. Based on our experience we believe that greenfield projects take at least 7 years to develop. Consequently, potash prices are less volatile than nitrogen prices.

Transportation systems, including railcars, ocean freightliners, warehouse and port storage facilities are integral to the delivery of products to our customers.

Transportation is a significant element of the sale of our products to customers. Accessing cost effective, timely and dependable transportation and port storage facilities is important in allowing us to supply customers near our operating facilities and around the world. Labor disputes, accidents, adverse weather or other environmental events, short term swings in demand for our products, increased shipping demand for other products, adverse economic conditions, or changes in credit markets and changes to rail or ocean freight systems could interrupt delivery or limit available transport services, which could result in customer dissatisfaction, loss of sales and could negatively affect our financial performance.

Our international operations and investments are subject to certain risks.

We have operations and investments in countries outside of Canada and the United States. Historically, these countries have had less stable political environments. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in entities located in Chile, Jordan, China and Israel. Potash from our Saskatchewan operations for sale outside Canada and the United States is sold exclusively to Canpotex, which is an export marketing and sales company. A significant portion of Canpotex sales are to China, Brazil, India, Indonesia, Malaysia and Japan.

Global expansion opportunities with the lowest cost and the highest synergies are sometimes located in politically sensitive regions. Inherent business risks within Canada and the United States also exist in foreign countries and may be exaggerated by various risks and uncertainties, including: difficulties and costs associated with differences in culture, laws, regulations, foreign trade policies and fiscal policies; political and economic conditions; forced divestiture; selective discrimination; inconvertibility of funds; armed conflict; terrorist activity; unexpected changes in regulatory requirements, social, political, labor and economic conditions.

Water inflows in our potash mines negatively affect our performance.

The presence of water-bearing strata in many underground mines poses the risk of water inflows. It is sometimes difficult to predict if or when water inflow will occur at our mines or mines in which we have an interest. We currently manage water inflows at our New Brunswick mine. Additional water inflows at our New

Brunswick mine or other mines could increase the costs required to operate such mines, increase the risk of personal injury, lead to the abandonment of a mine. The risk of underground water inflows, as with other underground risks, is not insurable.

Anti-trust laws to which we are subject may change.

We are subject to anti-trust laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in anti-trust laws globally, or the interpretation, administration or enforcement thereof, may limit our future acquisitions, or the operations of Canpotex and PhosChem. We have included additional information with respect to certain anti-trust matters in Note 27 of the Company’s audited consolidated financial statements in our 2012 Annual Integrated Report, attached as Exhibit 13.

Strikes or other forms of work interruption could disrupt our business.

Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes, slowdowns or impose additional costs to resolve these disputes. These disruptions may negatively impact our ability to produce or sell our products. These disruptions may also impact our ability to recruit and retain personnel and could negatively affect our performance.

Reputation damage could negatively affect our performance.

Reputation loss is a negative consequence resulting from events and can have a detrimental effect on our performance. Reputation loss extends throughout all risk categories and may result in loss of investor confidence, loss of customer confidence, loss of confidence by our key suppliers or service providers, poor community relations and a decline in employee productivity. Reputation loss could also interfere with our ability to execute our strategies.

Catastrophic events or malicious acts involving our products or facilities or downstream product mishaps may cause extensive personal injury and property damage.

Our operations may be impacted by catastrophic events, such as severe weather, or intentional acts of destruction, which could hinder our sales or production and disrupt our supply chain. Facilities could be damaged leading to a reduction in our operational production capacity. Employees, contractors and the public could suffer substantial physical injury. The consequences of any such events could negatively affect our performance.

Environmental laws and regulations impact our operations.

Our operations are subject to environmental laws and regulations. We incur significant costs and associated liabilities in connection

20	PotashCorp 2012 Annual Report on Form 10-K

with these laws and regulations. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of these laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Increased regulation, including that of greenhouse gases and other emissions from our operations, could increase our raw material, energy, transportation, and compliance costs and may have a negative effect on our performance.

Our information technology systems are subject to security risks.

We rely on information technology systems to conduct business, including internal and external communications, ordering and managing shipments of materials for our operations, coordinating transportation of our products and maintaining and reporting our results. Individuals or groups have targeted and may continue to target our information technology systems to attempt to access confidential information. The security measures designed to protect our information technology systems may be breached. A breach could result in unauthorized access to our confidential information such as strategic plans or processes. Our efforts to address these problems may not be successful.

Inability to attract, retain, develop and motivate skilled employees could negatively affect our performance.

Sustaining and growing our business depends on the recruitment, development, and retention of qualified and motivated employees. Although we strive to be an employer of choice in our industry, competition for skilled employees in certain geographical areas in which we operate can be significant and we may not be successful in attracting, retaining or developing such skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. The inability to attract, develop, or retain quality employees could negatively impact the Company’s ability to take on new projects and sustain its operations, which might negatively affect the Company’s operations or its ability to grow.

Our capital projects involve significant risks.

We have undertaken significant expansion projects and may continue to undertake additional large projects in the future. The successful completion of such projects is subject to risks, including cost overruns, difficult construction conditions, shortages of qualified labor, and escalating costs of labor and materials. In 2012, we increased the estimate of the remaining cost to complete our New Brunswick project by approximately CDN$500 million, increasing total cost estimates for that project from CDN$1.66 billion to CDN$2.15 billion. Our capital projects may also be dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, and other third parties we retain. As a result, we may not be able to complete our projects on the expected terms, cost or schedule. In addition, we cannot be certain that, if completed, we will be able to operate these projects, or that they will perform, in accordance with our expectations. Any of these factors could impair our ability to realize the benefits we had anticipated from the projects.

Other events may impact our operating results.

The effects of recent adverse and uncertain economic conditions and changes in the credit and financial markets, including economic and political uncertainty around the world such as the European sovereign debt crisis, are difficult to accurately determine. As a result of these conditions, our relationships with customers and with external partners upon whom we rely may become less stable. Conditions in the credit markets could negatively affect the ability of our customers to pay or reduce their demand for our products. If our customers’ financial condition reduces demand for our products or our suppliers’ financial condition causes disruptions to our supply chain, our operating results may be negatively affected.

Other events may also affect our performance including unexpected or adverse weather conditions; price volatility associated with feedstocks, including natural gas and sulfur; hedging activities; changes in capital markets and corresponding effects on our investments; changes in foreign currencies and exchange rates; unexpected geological or environmental conditions; legal proceedings; changes in, and the effects of, government policy and regulation, transportation and distribution regulations and actions affecting our transportation and sale of natural gas; inherent risks in industrial operations; inappropriate handling and transportation of some of our products by customers or carriers; and future acquisitions by the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our properties is set forth under the “Properties” sections in Item 1.

Item 3. Legal Proceedings

The information under the last bullet of the third paragraph of “Legal and Other Matters” of Note 27 to the Company’s audited consolidated financial statements in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

General

In the normal course of business, we are also subject to various other legal proceedings being brought against us.

PotashCorp 2012 Annual Report on Form 10-K	21

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

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Section 1503(a)”) requires us to include certain safety information in the periodic reports we file with the SEC. The information concerning mine safety violations and other regulatory matters required by Section 1503(a) and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

22	PotashCorp 2012 Annual Report on Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Common Share Prices and Volumes”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on page 158 in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

All equity based benefit plans have been adjusted to reflect prior stock splits. In this annual report on Form 10-K, all share and per-share data reflects the stock splits. In each quarter of 2011, the Company declared a cash dividend of $0.07 per common share, for a total of $0.28 for the year. In each of the first and second quarters of 2012, the Company declared a cash dividend of $0.14 per common share and in each of the third and fourth quarters of

2012, the Company declared a cash dividend of $0.21 per common share, for a total of $0.70 for the year.

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

Item 6. Selected Financial Data

The information presented below has been presented on the basis of IFRS or previous Canadian GAAP where specified. These principles differ in certain significant respects from US GAAP.

		(in millions of US dollars, except per-share amounts)
	2012	2011	2010	2009(1)	2008(1)
Sales	7,927	8,715	6,539	3,977	9,447
Net income	2,079	3,081	1,775	981	3,466
Net income per share — basic	2.42	3.60	2.00	1.11	3.76
Cash dividends declared per share	0.70	0.28	0.13	0.13	0.13
Total assets	18,206	16,257	15,547	12,922	10,249
Long-term debt obligations(2)	3,506	3,750	3,755	3,356	1,758

(1)	As the Company adopted IFRS with effect from January 1, 2010, our 2008 and 2009 information is presented on a previous Canadian GAAP basis. Accordingly, information for prior years may not be comparable to 2010, 2011 and 2012.
(2)	Represents non-current long-term debt obligations and does not include unamortized costs. (See Note 12 to the Company’s consolidated financial statements for description of such amounts.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 11 through 94 and “Appendix” on pages 159 and 160 in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Other Financial Information — Market Risks Associated With Financial

Instruments” on page 85 and Note 24 to the Company’s audited consolidated financial statements on pages 145 through 150 in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information under “Management’s Responsibility” and “Consolidated Financial Statements”, including the Reports of Independent Registered Chartered Accountants, contained on pages 101 through 156 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 78 and 79 in our 2012 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

PotashCorp 2012 Annual Report on Form 10-K	23

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Chartered Accountants” contained on pages 101 and 102 in our 2012 Annual Integrated Report, attached as Exhibit 13, are incorporated herein by reference.

Item 9B. Other Information

None.

24	PotashCorp 2012 Annual Report on Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Board of Directors — Nominees for Election to the Board of Directors”, “Appointment of Auditors and Report of Audit Committee — Audit Committee Membership” and Appendix E in our 2013 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

We have adopted the “PotashCorp Core Values and Code of Conduct” that applies to all of our directors, officers and employees. We make this code, as well as our corporate governance principles and the respective Charters of our Corporate Governance and Nominating, Audit and Compensation Committees, available free of charge on our website, www.potashcorp.com, or by request. We intend to disclose certain amendments to the “PotashCorp Core Values and Code of Conduct,” or any waivers of the “PotashCorp Core Values and Code of Conduct” granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information under “Board of Directors — Director Compensation,” “Compensation — Letter from and Report of the Compensation Committee,” “Compensation — Compensation Discussion and Analysis” and “Compensation — Executive Compensation” in our 2013 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables under “Board of Directors — ‘At Risk’ Investment and Year Over Year Changes” and “Adoption of 2013 Performance Option Plan — Equity Compensation Plan Information” in our 2013 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Board of Directors — Director Independence and Other Relationships” in our 2013 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under “Appointment of Auditors and Report of Audit Committee — Appointment of Our Auditors” in our 2013 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

PotashCorp 2012 Annual Report on Form 10-K	25

Part IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1. Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 102 through 156 in our 2012 Annual Integrated Report, attached as Exhibit 13, are incorporated by reference under Item 8.

2. Schedules

The following schedule is included in this Part IV: Schedule II — Valuation and Qualifying Accounts.

Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon, dated February 19, 2013; such consolidated financial statements and reports are included in your 2012 Annual Integrated Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP

Independent Registered Chartered Accountants

Saskatoon, Canada

February 19, 2013

26	PotashCorp 2012 Annual Report on Form 10-K

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts

(in millions of US dollars)

(audited)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful trade accounts receivable
2012	8	—	—	8
2011	8	—	—	8
2010	8	—	—	8
Allowance for inventory valuation
2012	11	5	3	13
2011	9	7	5	11
2010	17	2	10	9

3. Exhibits

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

PotashCorp 2012 Annual Report on Form 10-K	27

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

28	PotashCorp 2012 Annual Report on Form 10-K

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

PotashCorp 2012 Annual Report on Form 10-K	29

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(oo)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(pp)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(qq)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(rr)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(ss)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
12	Computation of Ratio of Earnings to Fixed Charges.
13	2012 Annual Integrated Report. The 2012 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2013 Notice of Meeting, Proxy Circular and Form of Proxy. The 2013 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2012 Summary Annual Report. The 2012 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.

30	PotashCorp 2012 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE	Chair of the Board	February 27, 2013
Dallas J. Howe

/s/ WAYNE R. BROWNLEE	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 27, 2013
Wayne R. Brownlee

/s/ WILLIAM J. DOYLE	President and Chief Executive Officer and Director (Principal executive officer)	February 27, 2013
William J. Doyle

/s/ CHRISTOPHER M. BURLEY	Director	February 27, 2013
Christopher M. Burley

/s/ DONALD G. CHYNOWETH	Director	February 27, 2013
Donald G. Chynoweth

/s/ DANIEL CLAUW	Director	February 27, 2013
Daniel Clauw

/s/ JOHN W. ESTEY	Director	February 27, 2013
John W. Estey

/s/ GERALD W. GRANDEY	Director	February 27, 2013
Gerald W. Grandey

/s/ C. STEVEN HOFFMAN	Director	February 27, 2013
C. Steven Hoffman

/s/ ALICE D. LABERGE	Director	February 27, 2013
Alice D. Laberge

/s/ KEITH G. MARTELL	Director	February 27, 2013
Keith G. Martell

/s/ JEFFREY J. MCCAIG	Director	February 27, 2013
Jeffrey J. McCaig

/s/ MARY MOGFORD	Director	February 27, 2013
Mary Mogford

/s/ ELENA VIYELLA DE PALIZA	Director	February 27, 2013
Elena Viyella de Paliza

PotashCorp 2012 Annual Report on Form 10-K	31

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Term Credit Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 25, 2001.	10-Q	9/30/2001
4(b)	Syndicated Term Credit Facility Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2003.	10-Q	9/30/2003
4(c)	Syndicated Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 21, 2004.	8-K	9/24/2004
4(d)	Syndicated Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 20, 2005.	8-K	9/22/2005	4(a)
4(e)	Syndicated Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 27, 2006.	10-Q	9/30/2006
4(f)	Syndicated Term Credit Facility Fifth Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of October 19, 2007.	8-K	10/22/2007	4(a)
4(g)	Indenture dated as of February 27, 2003, between the registrant and The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(h)	Form of Note relating to the registrant’s offering of $250,000,000 principal amount of 4.875% Notes due March 1, 2013.	8-K	2/28/2003	4
4(i)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(m)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(n)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(o)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(p)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(q)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

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

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)

Incorporated By Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(oo)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(pp)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(qq)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(rr)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(ss)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
12	Computation of Ratio of Earnings to Fixed Charges.
13	2012 Annual Integrated Report. The 2012 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2013 Notice of Meeting, Proxy Circular and Form of Proxy. The 2013 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	2012 Summary Annual Report. The 2012 Summary Annual Report is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.