Form 10-Q
period 2013-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2013-07-30
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

  Yes  ☐    No  ☑

As at June 30, 2013, Potash Corporation of Saskatchewan Inc. had 866,920,656 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$630	$562
Receivables	949	1,089
Inventories (Note 2)	720	762
Prepaid expenses and other current assets	67	83
	2,366	2,496
Non-current assets
Property, plant and equipment	11,844	11,505
Investments in equity-accounted investees	1,266	1,254
Available-for-sale investments	2,011	2,481
Other assets	404	344
Intangible assets	134	126
Total Assets	$18,025	$18,206
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 3)	$495	$615
Payables and accrued charges	1,062	1,188
Current portion of derivative instrument liabilities	49	51
	1,606	1,854
Non-current liabilities
Long-term debt (Note 3)	2,968	3,466
Derivative instrument liabilities	146	167
Deferred income tax liabilities	1,843	1,482
Pension and other post-retirement benefit liabilities (Note 4)	413	569
Asset retirement obligations and accrued environmental costs	592	645
Other non-current liabilities and deferred credits	140	111
Total Liabilities	7,708	8,294
Shareholders’ Equity
Share capital (Note 5)	1,585	1,543
Contributed surplus	310	299
Accumulated other comprehensive income	946	1,399
Retained earnings	7,476	6,671
Total Shareholders’ Equity	10,317	9,912
Total Liabilities and Shareholders’ Equity	$18,025	$18,206

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Sales (Note 6)	$2,144	$2,396	$4,244	$4,142
Freight, transportation and distribution	(147)	(123)	(296)	(227)
Cost of goods sold	(1,018)	(1,074)	(2,102)	(2,018)
Gross Margin	979	1,199	1,846	1,897
Selling and administrative expenses	(51)	(56)	(117)	(113)
Provincial mining and other taxes	(81)	(72)	(144)	(100)
Share of earnings of equity-accounted investees	37	68	117	143
Dividend income	54	67	54	67
Impairment of available-for-sale investment	—	(341)	—	(341)
Other expenses	(11)	(8)	(12)	(11)
Operating Income	927	857	1,744	1,542
Finance costs	(39)	(31)	(74)	(65)
Income Before Income Taxes	888	826	1,670	1,477
Income taxes (Note 8)	(245)	(304)	(471)	(464)
Net Income	$643	$522	$1,199	$1,013
Net Income per Share (Note 9)
Basic	$0.74	$0.61	$1.39	$1.18
Diluted	$0.73	$0.60	$1.37	$1.16
Dividends Declared per Share	$0.35	$0.14	$0.63	$0.28

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Net of related income taxes)	2013	2012	2013	2012
Net Income	$643	$522	$1,199	$1,013
Other comprehensive (loss) income
Items that will not be reclassified to net income:
Net actuarial gain (loss) on defined benefit plans(1)	150	(73)	150	(84)
Items that may be reclassified subsequently to net income:
Available-for-sale investments
Net fair value loss during the period(2)	(656)	(256)	(470)	(134)
Reclassification to income of unrealized loss on impaired investment	—	341	—	341
Cash flow hedges
Net fair value loss during the period(3)	—	(2)	—	(15)
Reclassification to income of net loss(4)	8	13	19	25
Other	(2)	(2)	(2)	(2)
Other Comprehensive (Loss) Income	(500)	21	(303)	131
Comprehensive Income	$143	$543	$896	$1,144

(1)	Net of income taxes of $(87) (2012 — $44) for the three months ended June 30, 2013 and $(87) (2012 — $48) for the six months ended June 30, 2013.
(2)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(3)

Cash flow hedges are comprised of natural gas derivative instruments and are net of income taxes of $NIL (2012 — $2) for the three months ended June 30, 2013 and $NIL (2012 — $10) for the six months ended June 30, 2013.

(4)	Net of income taxes of $(4) (2012 — $(8)) for the three months ended June 30, 2013 and $(10) (2012 — $(16)) for the six months ended June 30, 2013.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating Activities
Net income	$643	$522	$1,199	$1,013
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	186	157	340	285
Share-based compensation	5	2	21	18
Impairment of available-for-sale investment	—	341	—	341
Realized excess tax benefit related to share-based compensation	9	1	10	3
Provision for deferred income tax	151	152	253	204
Net distributed (undistributed) earnings of equity-accounted investees	70	57	(7)	(16)
Pension and other post-retirement benefits	9	6	(22)	15
Asset retirement obligations and accrued environmental costs	(6)	23	(4)	10
Other long-term liabilities and miscellaneous	40	13	53	26
Subtotal of adjustments	464	752	644	886
Changes in non-cash operating working capital
Receivables	170	(43)	66	6
Inventories	(6)	18	41	44
Prepaid expenses and other current assets	12	(2)	13	(16)
Payables and accrued charges	(81)	(25)	(23)	(339)
Subtotal of changes in non-cash operating working capital	95	(52)	97	(305)
Cash provided by operating activities	1,202	1,222	1,940	1,594
Investing Activities
Additions to property, plant and equipment	(354)	(483)	(850)	(959)
Other assets and intangible assets	(5)	6	(10)	(14)
Cash used in investing activities	(359)	(477)	(860)	(973)
Financing Activities
Repayment of and finance costs on long-term debt obligations	(4)	(2)	(254)	(2)
Repayment of short-term debt obligations	(580)	(552)	(369)	(384)
Dividends	(233)	(118)	(410)	(177)
Issuance of common shares	19	1	21	3
Cash used in financing activities	(798)	(671)	(1,012)	(560)
Increase in Cash and Cash Equivalents	45	74	68	61
Cash and Cash Equivalents, Beginning of Period	585	417	562	430
Cash and Cash Equivalents, End of Period	$630	$491	$630	$491
Cash and cash equivalents comprised of:
Cash	$40	$86	$40	$86
Short-term investments	590	405	590	405
	$630	$491	$630	$491
Supplemental cash flow disclosure
Interest paid	$91	$64	$100	$102
Income taxes paid	$52	$176	$107	$492

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial gain on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity(1)
Balance — December 31, 2012	$1,543	$299	$1,539	$(138)	$—	(2)	$(2)	$1,399	$6,671	$9,912
Net income	—	—	—	—	—		—	—	1,199	1,199
Other comprehensive (loss) income	—	—	(470)	19	150		(2)	(303)	—	(303)
Dividends declared	—	—	—	—	—		—	—	(544)	(544)
Effect of share-based compensation including issuance of common shares	29	11	—	—	—		—	—	—	40
Shares issued for dividend reinvestment plan	13	—	—	—	—		—	—	—	13
Transfer of net actuarial gain on defined benefit plans	—	—	—	—	(150)		—	(150)	150	—
Balance — June 30, 2013	$1,585	$310	$1,069	$(119)	$—	(2)	$(4)	$946	$7,476	$10,317

(1)	All equity transactions were attributable to common shareholders.
(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity(1)
Balance — December 31, 2011	$1,483	$291	$982	$(168)	$—	(2)	$2	$816	$5,257	$7,847
Net income	—	—	—	—	—		—	—	1,013	1,013
Other comprehensive income (loss)	—	—	207	10	(84)		(2)	131	—	131
Dividends declared	—	—	—	—	—		—	—	(241)	(241)
Effect of share-based compensation including issuance of common shares	4	24	—	—	—		—	—	—	28
Shares issued for dividend reinvestment plan	3	—	—	—	—		—	—	—	3
Transfer of net actuarial loss on defined benefit plans	—	—	—	—	84		—	84	(84)	—
Balance — June 30, 2012	$1,490	$315	$1,189	$(158)	$—	(2)	$—	$1,031	$5,945	$8,781

(1)	All equity transactions were attributable to common shareholders.
(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on July 30, 2013.

Standards, amendments and interpretations effective and applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that are effective and applied.

Standard	Description	Impact
Amendments to IAS 1, Presentation of Financial Statements	Amendments require items within other comprehensive income (“OCI”) that may be reclassified to the profit or loss section of the income statement to be grouped together.	Adopted retrospectively effective January 1, 2013. The format of the company’s consolidated statements of comprehensive income has changed. Prior periods’ figures have been reclassified to conform with the current period’s presentation.
Amendments to IFRS 7, Financial Instruments: Disclosures	Issued as part of its offsetting project, addresses common disclosure requirements related to financial instruments.	Adopted retrospectively effective January 1, 2013. Applicable disclosures are included in Note 10 to these unaudited interim condensed consolidated financial statements, and will be included in the company’s 2013 annual consolidated financial statements.
IFRS 10, Consolidated Financial Statements	Builds on existing principles by identifying the concept of control as the determining factor in whether an entity should be included within the consolidated financial statements of the parent company.	Adopted retrospectively effective January 1, 2013 with no change to the company’s consolidated financial statements.
IFRS 11, Joint Arrangements	Removes a choice in accounting method and requires equity accounting for participants in joint ventures. Also focuses on the rights and obligations of an arrangement rather than its legal form.	Adopted prospectively effective January 1, 2013 with no change to the company’s consolidated financial statements.
IFRS 12, Disclosure of Interests in Other Entities	Establishes a new and comprehensive standard on disclosure requirements for all forms of interest in other entities, including subsidiaries, joint arrangements, associates and unconsolidated structured entities.	Adopted prospectively effective January 1, 2013. Applicable disclosures will be included in the company’s 2013 annual consolidated financial statements.
IFRS 13, Fair Value Measurement	Establishes a single framework for measuring fair value and introduces consistent disclosure requirements on fair value measurements.	Adopted prospectively effective January 1, 2013. Applicable disclosures included in Note 10 to these unaudited interim condensed consolidated financial statements, and will be included in the company’s 2013 annual consolidated financial statements.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Impact
Amendments to IAS 19, Employee Benefits	Changes relating to the recognition, measurement, presentation and disclosure of post-employment benefits. The amendment also changes the accounting for termination benefits and short-term employment benefits, along with other minor clarifications.	Adopted prospectively effective January 1, 2013. The amendments resulted in changes in accounting policy but did not result in any material adjustments to the company’s consolidated financial statements. Previously, the company calculated interest costs on the defined benefit obligation and the expected return on plan assets, and included such amounts within employee costs in cost of goods sold and selling and administrative expenses, as applicable. The net interest cost will now be calculated on the net funded status and included in finance costs. Previously, vested past service costs were recognized immediately and unvested past service costs were amortized on a straight-line basis over the average period until the benefits became vested. All past service costs will now be recognized immediately. Actuarial gains and losses will continue to be recognized in OCI, and closed out to retained earnings each period. Required additional disclosures will be included in the company’s 2013 annual consolidated financial statements.
IFRIC 20, Stripping Costs in the Production Phase of a Surface Mine	Clarifies the requirements for accounting for stripping costs in the production phase of a surface mine.	Adopted effective January 1, 2013 with no change to the company’s consolidated financial statements.

Standards, amendments and interpretations not yet effective and not applied

The IASB and IFRIC issued the following standards and amendments or interpretations to existing standards that are not yet effective and not applied. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date(1)
Amendments to IAS 32, Offsetting Financial Assets and Financial Liabilities	Issued as part of the IASB’s offsetting project, amendments clarify certain items regarding offsetting financial assets and financial liabilities.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2014, applied retrospectively.
Amendments to IAS 36, Recoverable Amount Disclosures for Non-Financial Assets	Amendments were issued that clarify disclosure requirements for the recoverable amount of an asset or cash-generating unit.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2014, applied retrospectively.
IFRIC 21, Levies	Provides guidance on when to recognize a liability for a levy imposed by a government.	The company is reviewing the interpretation to determine the potential impact, if any.	January 1, 2014, applied retrospectively.
IFRS 9, Financial Instruments	Initially issued guidance on the classification and measurement of financial assets. Additional guidance was issued on the classification and measurement of financial liabilities. Further, amendments were issued that will modify the requirements for transition from IAS 39 to IFRS 9.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2015, applied prospectively.

(1)	Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

2. Inventories

	June 30, 2013	December 31, 2012
Finished products	$351	$417
Intermediate products	92	82
Raw materials	90	91
Materials and supplies	187	172
	$720	$762

3. Long-Term Debt

During the first quarter of 2013, the company fully repaid $250 of 4.875 percent 10-year senior notes at maturity. At June 30, 2013, the company classified as current the $500 aggregate principal amount of 5.250 percent senior notes due May 15, 2014.

In May 2013, the company’s $750 credit facility was terminated and the company amended its $2,750 credit facility, increasing it to $3,500 and extending the maturity to May 31, 2018.

4. Pension and Other Post-Retirement Benefits

A remeasurement of the defined benefit plan assets and liabilities was performed at June 30, 2013. As a result of a change in the discount rate and actual return on plan assets, the company recorded net actuarial gains on defined benefit plan obligations of $150 in OCI, which was recognized immediately in retained earnings at June 30, 2013. The company’s defined benefit pension and other post-retirement benefit liabilities decreased by $133, accrued pension benefit assets increased by $104 and deferred income tax liabilities increased by $87 at June 30, 2013.

The discount rate used to determine the benefit obligation for the company’s significant plans at June 30, 2013 was 4.60 percent (December 31, 2012 — 3.85 percent).

The benefit obligations and plan assets for the company’s pension and other post-retirement plans were as follows:

	June 30, 2013	December 31, 2012(1)
Present value of defined benefit obligations	$(1,466)	$(1,612)
Fair value of plan assets	1,160	1,052
Funded status	(306)	(560)
Unvested prior service costs not recognized in statements of financial position	—	(5)
Pension and other post-retirement benefit liabilities	$(306)	$(565)
Balance comprised of:
Other assets	$119	$16
Liabilities
Current	(12)	(12)
Non-current	(413)	(569)
Pension and other post-retirement benefit liabilities	$(306)	$(565)

(1)

As described in Note 1, the company prospectively adopted amendments to IAS 19, Employee Benefits. Unvested prior service costs were recognized in the company’s consolidated financial statements on January 1, 2013.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	8

5. Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2012	864,900,513	$1,543
Issued under option plans	1,724,916	29
Issued for dividend reinvestment plan	295,227	13
Balance — June 30, 2013	866,920,656	$1,585

Share Repurchase Program

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to $2,000 of PotashCorp’s outstanding common shares (5 percent of its outstanding common shares) through a normal course issuer bid. The commencement of the share repurchase program is subject to regulatory approval and will be for a one-year period from the date of commencement following receipt of such approval. The timing and amount of purchases under the program are dependent upon the availability and alternative uses of capital, market conditions, applicable US and Canadian regulations and other factors.

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

	Three Months Ended June 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$975	$629	$540	$—	$2,144
Freight, transportation and distribution	(68)	(27)	(52)	—	(147)
Net sales — third party	907	602	488	—
Cost of goods sold	(294)	(326)	(398)	—	(1,018)
Gross margin	613	276	90	—	979
Depreciation and amortization	(67)	(42)	(74)	(3)	(186)
Inter-segment sales	—	38	—	—	—
Assets	8,914	2,198	2,485	4,428	18,025
Cash flows for additions to property, plant and equipment	264	27	57	6	354

	Three Months Ended June 30, 2012
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$1,185	$642	$569	$ —	$2,396
Freight, transportation and distribution	(55)	(24)	(44)	—	(123)
Net sales — third party	1,130	618	525	—
Cost of goods sold	(329)	(316)	(429)	—	(1,074)
Gross margin	801	302	96	—	1,199
Depreciation and amortization	(56)	(35)	(64)	(2)	(157)
Inter-segment sales	—	50	—	—	—
Assets	8,106	2,096	2,519	4,103	16,824
Cash flows for additions to property, plant and equipment	338	82	49	14	483

9	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

	Six Months Ended June 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$1,860	$1,288	$1,096	$—	$4,244
Freight, transportation and distribution	(139)	(52)	(105)	—	(296)
Net sales — third party	1,721	1,236	991	—
Cost of goods sold	(604)	(689)	(809)	—	(2,102)
Gross margin	1,117	547	182	—	1,846
Depreciation and amortization	(108)	(80)	(145)	(7)	(340)
Inter-segment sales	—	109	—	—	—
Assets	8,914	2,198	2,485	4,428	18,025
Cash flows for additions to property, plant and equipment	613	72	122	43	850

	Six Months Ended June 30, 2012
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$1,768	$1,192	$1,182	$—	$4,142
Freight, transportation and distribution	(89)	(53)	(85)	—	(227)
Net sales — third party	1,679	1,139	1,097	—
Cost of goods sold	(551)	(618)	(849)	—	(2,018)
Gross margin	1,128	521	248	—	1,897
Depreciation and amortization	(86)	(70)	(124)	(5)	(285)
Inter-segment sales	—	92	—	—	—
Assets	8,106	2,096	2,519	4,103	16,824
Cash flows for additions to property, plant and equipment	681	155	99	24	959

7. Share-Based Compensation

On May 16, 2013, the company’s shareholders approved the 2013 Performance Option Plan under which the company may, after February 19, 2013 and before January 1, 2014, grant options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2013, options to purchase a total of 1,952,000 common shares had been granted under the plan. The weighted average fair value of options granted was $15.13 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$43.80
Expected annual dividend per share	$1.40
Expected volatility	50%
Risk-free interest rate	1.06%
Expected life of options	5.5 years

8. Income Taxes

A separate estimated average annual effective tax rate is determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Income tax expense	$245	$304	$471	$464
Actual effective tax rate on ordinary earnings	25%	26%	26%	25%
Actual effective tax rate including discrete items	28%	37%	28%	31%
Discrete tax adjustments that impacted the tax rate	$18	$5	$37	$3

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	10

Significant items to note include the following:

•	In the first six months of 2013, a tax expense of $16 ($1 in the second quarter) was recorded to adjust the 2012 income tax provision.
•	In second-quarter 2013, a deferred tax expense of $11 was recorded as a result of a Canadian income tax rate increase.
•	In second-quarter 2012, the impairment of the company’s available-for-sale investment in Sinofert Holdings Limited (“Sinofert”) was not deductible for tax purposes.

Income tax balances within the consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	June 30, 2013	December 31, 2012
Current income tax assets:
Current	Receivables	$78	$124
Non-current	Other assets	126	130
Deferred income tax assets	Other assets	26	30
Total income tax assets		$230	$284
Current income tax liabilities:
Current	Payables and accrued charges	$(4)	$(2)
Non-current	Other non-current liabilities and deferred credits	(137)	(110)
Deferred income tax liabilities	Deferred income tax liabilities	(1,843)	(1,482)
Total income tax liabilities		$(1,984)	$(1,594)

9. Net Income per Share

Net income per share was calculated on the following weighted average number of shares:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Basic	865,991,000	858,988,000	865,526,000	858,888,000
Diluted	877,141,000	875,507,000	876,930,000	875,813,000

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

Excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2013 were weighted average options outstanding of 2,441,300 relating to the 2008 and 2011 Performance Option Plans, as the options’ exercise prices were greater than the average market price of common shares for the period.

11	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

10. Financial Instruments

Fair Value

Estimated fair values for financial instruments are designed to approximate amounts at which the instruments could be exchanged in a current arm’s-length transaction between knowledgeable willing parties. The valuation policies and procedures for financial reporting purposes are determined by the company’s finance department.

Presented below is a comparison of the fair value of certain financial instruments to their carrying values.

	June 30, 2013		December 31, 2012
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$3,500	$3,868	$3,750	$4,284

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges was assumed to approximate carrying value. The company’s derivative instruments and investments in Israel Chemicals Ltd. (“ICL”) and Sinofert were carried at fair value.

The fair value of the company’s senior notes at June 30, 2013 reflected the yield valuation based on observed market prices (Level 1), which ranged from 0.83 percent to 5.05 percent (December 31, 2012 — 0.40 percent to 4.35 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

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

For valuations that included both observable and unobservable data, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3. For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range at June 30, 2013 was $4.24 to $5.59 per MMBtu (December 31, 2012 — $4.58 to $5.48 per MMBtu). Changes in the unobservable natural gas futures prices would not result in significantly higher or lower fair values as any price change would be counterbalanced by offsetting derivative positions. Interest rates used to discount estimated cash flows at June 30, 2013 were between 0.19 percent and 3.91 percent (December 31, 2012 — between 0.21 percent and 3.26 percent) depending on the settlement date.

The fair value of foreign currency derivatives was determined using quoted forward exchange rates (Level 2) at the statements of financial position dates.

Fair value of investments designated as available-for-sale was based on the closing bid price of the common shares (Level 1) as of the statements of financial position dates.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	12

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1,2)	Significant Unobservable Inputs (Level 3)(2)
June 30, 2013
Derivative instrument assets
Natural gas derivatives	$8	$—	$—	$8
Investments in ICL and Sinofert	2,011	2,011	—	—
Derivative instrument liabilities
Natural gas derivatives	(190)	—	(9)	(181)
Foreign currency derivatives	(5)	—	(5)	—

December 31, 2012
Derivative instrument assets
Natural gas derivatives	$9	$—	$—	$9
Foreign currency derivatives	1	—	1	—
Investments in ICL and Sinofert	2,481	2,481	—	—
Derivative instrument liabilities
Natural gas derivatives	(218)	—	(18)	(200)

(1)	During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers between Level 1 and Level 2.
(2)

During the six months ended June 30, 2013, there were no transfers into Level 3 and $1 of gains was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. During the twelve months ended December 31, 2012, there were no transfers into Level 3 and $10 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. Our policy is to recognize transfers at the end of the reporting period.

The following table presents the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
Balance, beginning of period	$(191)	$(229)
Total (losses) gains (realized and unrealized) before income taxes
Included in net income (cost of goods sold)	(13)	(27)
Included in other comprehensive income	14	16
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	18	39
Transfers of (gains) losses out of Level 3	(1)	10
Balance, end of period	$(173)	$(191)
Gains (losses) for the period included in net income (cost of goods sold) were:
Change in unrealized gains (losses) relating to instruments still held at the reporting date	$—	$—
Total losses (realized and unrealized)	(13)	(27)

11. Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

13	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

12. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity.

Through June 30, 2013, there were no such operating losses or other liabilities.

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

•

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party at the Planters Property or Columbia Nitrogen site in Charleston, South Carolina. The site includes a former fertilizer blending operation, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. The current owner of the Planters Property filed a complaint against PCS Nitrogen in the United States District Court for the District of South Carolina seeking environmental response costs. The district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. The United States Court of Appeals for the Fourth Circuit affirmed the district court’s judgment on April 4, 2013. PCS Nitrogen is considering what actions are appropriate to take in response to the Fourth Circuit’s opinion. The ultimate amount of liability for PCS Nitrogen, if any, depends upon the final outcome of the litigation, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are estimated to cost $75. PCS Phosphate is a party to ongoing CERCLA contribution and cost recovery litigation for the recovery of costs of the removal activities, and the USEPA is seeking additional investigation and remediation work at the site. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the CERCLA litigation or as a result of the requests by the USEPA for additional work at the site.

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

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	14

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

•

The USEPA has pursued an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, it has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA and the Louisiana Department of Environmental Quality have notified the company of various alleged violations of the CAA at its Geismar, Louisiana plant. In May 2012, the USEPA issued to the company’s White Springs, Florida plant a Notice of Violation alleging that certain specified projects at the sulfuric acid plants were undertaken in violation of the CAA. While the company disputes the alleged violations, in May 2013, the company reached a tentative agreement to resolve the alleged violations without admitting any liability. The tentative agreement is subject to a variety of conditions, including the approval of the company’s Board and the negotiation of acceptable final agreements. The tentative agreement involves capital improvements, process changes and penalties for the company’s sulfuric acid plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida that are currently estimated to cost at least $100, but the company is uncertain if a final agreement can be concluded. If a final agreement cannot be concluded and litigation subsequently occurs, the company is uncertain what the outcome would be.

•

Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. In January 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of 30 years from lands owned or controlled by the company, including some wetlands, would not degrade water quality (the “401 Certification”). Thereafter, in June 2009, the Corps issued the company a permit that will allow it to mine the phosphate deposits identified in the 401 Certification. Four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club, collectively, the “Petitioners”) challenged the 401 Certification. Petitioners exhausted their administrative appeals of the 401 Certification without success and are now pursuing an appeal in the North Carolina courts. On July 3, 2013, the Superior Court for Wake County entered an Order affirming the agency action approving the 401 Certification. Petitioners could appeal the Order to the North Carolina Court of Appeals.

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

15	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

achieving compliance with the revised nutrient standards under all flow conditions. Various judicial challenges to the federal rules have been filed, including one lawsuit against the federal rule by The Fertilizer Institute (“TFI”) and White Springs. In February 2012, the United States District Court for the Northern District of Florida (“District Court”) ruled on summary judgment motions filed by the parties seeking to either vacate or uphold the USEPA rule. The District Court upheld the USEPA numeric nutrient criteria for Florida’s lakes and springs but rejected the criteria for Florida’s streams and rivers as arbitrary and capricious. In November 2012, the USEPA approved numeric nutrient criteria rules in their entirety which had been adopted by the State of Florida and filed with the USEPA in June 2012. These state rules, which have been upheld on appeal, could substitute for the federal rules. In addition, the District Court recently granted the USEPA a further stay (to November 15, 2013) of protection values for certain inland waters but upheld the current effective date (January 6, 2013) of numeric nutrient criteria for Florida lakes and springs. In March 2013, the USEPA and the State of Florida announced an Agreement in Principle and Path Forward with the goal being to make the promulgation of federal water quality standards no longer necessary in Florida. In May 2013, the Florida Legislature enacted legislation that would facilitate the USEPA’s withdrawal of its federal rules, thereby allowing the State of Florida to fully implement the adopted state rules. The USEPA is seeking to modify the previous District Court consent decree to make its provisions consistent with these recent developments. In the meantime, the company continues to monitor and evaluate actions related to both the federal and state rules. The prospects for implementation of either the federal or the state rule and the availability of the site-specific relief mechanisms under either rule are uncertain.

•

Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers were also defendants in these cases. Each of the separate complaints alleges conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act and/or certain states’ laws. In January 2013, the company and PCS Sales (USA), Inc. settled the eight private antitrust lawsuits for a total of $44. The settlements are subject to final approval of the US District Court for the Northern District of Illinois. The court issued an order granting final approval of the settlements with the plaintiffs on June 12, 2013. The company and PCS Sales (USA), Inc. expressly deny any wrongdoing but decided to settle after weighing the multi-year financial cost and resources that would be required to defend these meritless allegations. The other potash producers who were defendants in these cases also have settled with the plaintiffs.

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

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	16

14. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three producers in Saskatchewan. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended June 30, 2013 were $495 (2012 — $668) and the six months ended June 30, 2013 were $870 (2012 — $960). At June 30, 2013, $193 (December 31, 2012 — $251) was owing from Canpotex.

15. Comparative Figures

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

17	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of July 30, 2013. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp, including our Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	18

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

Goal	Representative 2013 Annual Target	Performance to June 30, 2013
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was -5 percent in the first six months of 2013 compared to our sector’s weighted average return (based on market capitalization) of -13 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of NIL percent.
Be the supplier of choice to the markets we serve.	Reduce domestic potash net rail cycle time through the Chicago corridor by 10 percent in 2014, compared to 2011 levels.

The domestic potash net rail cycle time through the Chicago corridor during the second quarter of 2013 showed improvement to both the first quarter of 2013 and the comparable second quarter of the benchmark 2011 period. Improved rail performance during the second quarter resulted in a 7 percent reduction in the net rail cycle time in comparison to the 2013 first quarter which was impacted by severe and prolonged winter weather in the Canadian prairies. On a year to date basis we are still slightly above the benchmark 2011 net rail cycle time number but anticipate further improvements in rail performance should allow us to achieve our targeted performance on an annual basis in 2014.

Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Maintain an annual employee turnover rate (excluding retirements) of 5 percent or less.	Employee turnover rate (excluding retirements) on an annualized basis for the first six months of 2013 was 4.4 percent.
Achieve no harm to people.	Become one of the safest resource companies in the world within five years by achieving a recordable injury rate in the lowest quartile of a best-in-class peer group.	A five-year strategic plan was developed in the second quarter of 2013. A benchmark group of best-in-class peer companies will be developed in the third quarter of 2013.

	Reduce total site recordable injury rate to 1.25 (per 200,000 hours worked) or lower.	During the first six months of 2013, total site recordable injury rate was 1.00.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 15 percent from 2012 levels.	Annualized total reportable incidents were up 5 percent during the first six months of 2013 compared to 2012 annual levels. Compared to the first six months of 2012, total reportable incidents were down 17 percent.

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

Earnings Guidance — Second Quarter 2013

	Company Guidance	Actual Results
Earnings per share	$0.70 – $0.85	$0.73

19	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions) — except per-share amounts	2013	2012	Change	% Change	2013	2012	Change	% Change
Sales	$2,144	$2,396	$(252)	(11)	$4,244	$4,142	$102	2
Gross margin	979	1,199	(220)	(18)	1,846	1,897	(51)	(3)
Operating income	927	857	70	8	1,744	1,542	202	13
Net income	643	522	121	23	1,199	1,013	186	18
Net income per share — diluted	0.73	0.60	0.13	22	1.37	1.16	0.21	18
Other comprehensive (loss) income	(500)	21	(521)	n/m	(303)	131	(434)	n/m

n/m	= not meaningful

Earnings in the second quarter and first half of 2013 were higher than the same periods in 2012 due largely to a $341 million non-tax deductible charge related to the impairment of our investment in Sinofert Holdings Limited (Sinofert) in the second quarter of 2012. Gross margin fell quarter over quarter mainly due to lower potash prices. Year over year, gross margin fell largely due to lower phosphate prices and sales volumes.

The pace of global potash shipments remained robust during the quarter as buyers in all key markets were actively securing new supply. In North America, challenging spring planting conditions affected fertilizer activity in some regions, but a late push by farmers to ensure the required nutrients were in place to maximize yields and economic returns kept dealers engaged throughout the quarter. Shipments from North American producers surpassed the second-quarter and six-month totals of 2012, even as dealers managed their supply to minimize inventories at the close of the planting season. In offshore markets — both contract and spot — buyers actively procured new supply or took delivery of committed tonnes, which helped raise shipments from North American producers to record levels for both the second quarter and the first half. Despite a strong demand environment, increased competitive pressures resulted in lower prices in all key markets relative to the same periods last year.

In nitrogen, robust industrial and agricultural demand led to increased shipments from US producers for most products during the quarter. Even with substantial domestic requirements, a delayed spring application season and significant product availability from offshore suppliers put downward pressure on key benchmark prices. This was most notable in urea as US imports rose sharply during the past nine months, whereas prices for ammonia and other nitrogen products fell less dramatically on tighter supply/demand fundamentals.

Global phosphate markets continued to be impacted by the lack of substantive engagement from buyers in India, the world’s largest phosphate importer. Although fertilizer dealers managed their supply requirements cautiously in the absence of clear market direction, demand in North America stayed relatively strong and shipments from US producers to Latin American countries were robust. Despite India’s return to the solid fertilizer market midway through the quarter, prices for all phosphate fertilizer products trended lower.

Other significant factors that affected earnings in the second quarter of 2013 compared to the same period in 2012 were lower income taxes due to decreased ordinary earnings before taxes and lower share of earnings of equity-accounted investees. Year over year, provincial mining and other taxes increased due to the timing of annual potash production tax accruals and a higher forecasted profit per tonne.

Other comprehensive loss for the second quarter and first half of 2013 was mainly the result of a decrease in the fair value of our investments in Israel Chemicals Ltd. (ICL) and Sinofert, partially offset by a net actuarial gain resulting from a remeasurement of our defined benefit plans. Other comprehensive income for the second quarter of 2012 consisted of the reclassification to income of the unrealized loss on our investment in Sinofert, which was impaired as of June 30, 2012, a reduction in the fair value of our investments in ICL and Sinofert and net actuarial losses resulting from a remeasurement of our defined benefit plans. Other comprehensive income for the first half of 2012 was primarily affected by the second quarter 2012 factors above, except that the fair value of our investment in ICL increased.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	20

Balance Sheet

The most significant contributors to the changes in our statements of financial position were as follows(1):

(1)	Direction of arrows refers to increase or decrease.

Assets	Liabilities

i   Available-for-sale investments were mainly impacted by the lower fair value of our investments in ICL and Sinofert.

h   Property, plant and equipment increased primarily (72 percent) due to our previously announced potash capacity expansions and other potash projects.

i   Receivables fell due to a reduction in income tax, potash production tax and trade receivables from Canpotex Limited (Canpotex).

h   Cash provided by operations exceeded cash used to purchase property, plant and equipment, repay short-term debt and long-term debt and pay dividends, resulting in higher cash and cash equivalents.

i   Short-term debt and current portion of long-term debt fell due to the repayment of commercial paper and long-term debt. Long-term debt declined as our senior notes due May 15, 2014 were classified as current during the second quarter of 2013.

h   Deferred income tax liabilities increased primarily due to tax depreciation exceeding accounting depreciation, the tax impact on the remeasurement of our defined benefit plans (see Note 4 to the financial statements in this Form 10-Q), reduced deferred tax assets on unexercised stock options and a Canadian income tax rate increase.

i   Payables and accrued charges were impacted by (1) lower trade payables; (2) higher dividends payable due to announced increases in dividends per share; and (3) fewer other payables due to decreases in accrued capital expenditures across all plant sites and payments made to settle the company’s eight anti-trust lawsuits.

Equity

h Equity was impacted by net income, other comprehensive loss (both discussed in more detail above) and dividends declared during the first six months of 2013.

As at June 30, 2013, $501 million (December 31, 2012 — $481 million) of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

21	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Operating Segment Review

We report our results (including gross margin) in three business segments: potash, nitrogen and phosphate as described in Note 6 to the financial statements in this Form 10-Q. Our reporting structure reflects how we manage our business and how we classify our operations for planning and measuring performance. Management includes net sales in segment disclosures in the unaudited interim condensed consolidated financial statements pursuant to IFRS, which require segmentation based upon our internal organization and reporting of revenue and profit measures derived from internal accounting methods. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. Realized prices refer to net sales prices.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results, where applicable, to give further insight into these results.

Potash

Potash Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
North America	$352	$326	8	834	651	28	$421	$502	(16)
Offshore	554	803	(31)	1,711	1,955	(12)	$324	$411	(21)
	906	1,129	(20)	2,545	2,606	(2)	$356	$433	(18)
Cost of goods sold	(290)	(328)	(12)				$(114)	$(125)	(9)
Gross margin	616	801	(23)				$242	$308	(21)
Other miscellaneous and purchased product gross margin(2)	(3)	—	n/m
Gross Margin	$613	$801	(23)				$241	$308	(22)

n/m	= not meaningful
(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $1 million (2012 — $1 million) less cost of goods sold of $4 million (2012 — $1 million).

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	22

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
North America	$683	$525	30	1,628	1,051	55	$419	$500	(16)
Offshore	1,031	1,147	(10)	3,143	2,804	12	$328	$409	(20)
	1,714	1,672	3	4,771	3,855	24	$359	$434	(17)
Cost of goods sold	(594)	(546)	9				$(124)	$(142)	(13)
Gross margin	1,120	1,126	(1)				$235	$292	(20)
Other miscellaneous and purchased product gross margin(2)	(3)	2	n/m
Gross Margin	$1,117	$1,128	(1)				$234	$293	(20)

n/m	= not meaningful
(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $7 million (2012 — $7 million) less cost of goods sold of $10 million (2012 — $5 million).

Potash gross margin variance attributable to:

	Three Months Ended June 30 2013 vs. 2012				Six Months Ended June 30 2013 vs. 2012
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$77	$(68)	$(1)	$8	$235	$(131)	$3	$107
Offshore	(75)	(150)	32	(193)	107	(255)	35	(113)
Change in market mix	(24)	23	1	—	(31)	31	—	—
Total manufactured product	$(22)	$(195)	$32	(185)	$311	$(355)	$38	(6)
Other miscellaneous and purchased product				(3)				(5)
Total				$(188)				$(11)

23	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Canpotex sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	Change	% Change	2013	2012	Change	% Change
Asia (excluding China and India)	44	36	8	22	42	47	(5)	(11)
Latin America	26	35	(9)	(26)	26	28	(2)	(7)
China	15	21	(6)	(29)	19	16	3	19
India	12	6	6	100	8	6	2	33
Oceania, Europe and Other	3	2	1	50	5	3	2	67
	100	100			100	100

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Increased competitive pressures resulted in lower prices in all key markets.

h   In North America, robust demand at the farm level pushed sales volumes higher.

i   Offshore sales volumes were down largely as a result of a decline in our Canpotex entitlement and a larger percentage of first-half shipments from New Brunswick during the first quarter of 2013.

h   Brine management costs fell as our tolling agreement at Esterhazy expired at the end of 2012.

h   4 shutdown weeks were taken in 2013 mainly as a result of weather-related pond issues at our Patience Lake facility (11 shutdown weeks were taken in 2012 due to weather-related pond issues at our Patience Lake facility and unplanned maintenance at our Rocanville and Allan facilities).

h   More product from our lower-cost mines went to offshore customers resulting in a positive cost of goods sold variance.

The change in market mix produced an unfavorable variance of $24 million related to sales volumes and a favorable variance of $23 million in sales prices due to less lower-priced standard product being sold to the offshore market and more higher-priced granular sales to North America in 2013.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Our average realized potash price trailed the first six months of 2012, reflecting lower pricing that took hold late in 2012 and early 2013.

h   With limited dealer inventory carried into 2013 and strong agricultural fundamentals, North American sales volumes grew. Buyer destocking occurred in the first half of 2012.

h   Canpotex shipped record first-half volumes due to settlements with China and India occurring earlier than the previous year and less inventory being carried into 2013 in major offshore spot markets.

h   Brine management costs fell as our tolling agreement at Esterhazy expired at the end of 2012.

h   20 shutdown weeks were taken in 2013 mainly as a result of our strategy to match production with market demand and weather-related pond issues at our Patience Lake facility (40 shutdown weeks were taken in 2012 to match supply to demand; during this downtime, we opted to allocate resources to non-production activities rather than lay off employees, which resulted in higher shutdown costs).

25	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Potash Non-Financial Performance

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	% Change	2013	2012	% Change
KCl tonnes produced (thousands)	2,677	2,807	(5)	4,702	4,382	7
Total site recordable injury rate	1.18	1.97	(40)	1.30	2.05	(37)
Employee turnover percentage (annualized)	5.5%	5.6%	(2)	5.1%	5.1%	—
Waste (000’s tonnes)	5,790	4,790	21	10,295	7,504	37
Environmental incidents	2	3	(33)	8	5	60

During the second quarter of 2013, we successfully completed a safe Canpotex entitlement run at Cory which will allow us a greater proportion of Canpotex sales to offshore markets and almost offsets the loss from the ending of our long-term tolling agreement at Esterhazy.

Potash production fell quarter over quarter mainly as a result of reduced operating rates. Potash production increased year over year primarily due to the reduction in shutdown weeks as discussed above.

Total site recordable injury rate declined because of the effort by the site teams and an external consultant on targeted safety improvement projects at Allan, Cory and Rocanville as well as on-going safety improvements at other sites.

Waste is comprised of byproducts, including: coarse and fine tailings and salt as brine to injection wells. Waste increased quarter over quarter due to increased mining waste per tonne combined with increased mining at certain sites, which also contributed to an overall increase in waste year over year.

The increase in environmental incidents in potash for the first six months of 2013 is due largely to several failures of refrigerant lines in new HVAC units installed at New Brunswick.

Nitrogen

Nitrogen Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Ammonia	$299	$265	13	516	517	—	$580	$512	13
Urea	120	181	(34)	277	295	(6)	$432	$613	(30)
Solutions/Nitric acid/Ammonium nitrate	170	124	37	656	493	33	$259	$251	3
	589	570	3	1,449	1,305	11	$406	$436	(7)
Cost of goods sold	(316)	(290)	9				$(219)	$(222)	(1)
Gross margin	273	280	(3)				$187	$214	(13)
Other miscellaneous and purchased product gross margin(2)	3	22	(86)
Gross Margin	$276	$302	(9)				$190	$231	(18)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $13 million (2012 — $48 million) less cost of goods sold of $10 million (2012 — $26 million).

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	26

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Ammonia	$610	$495	23	1,029	1,033	—	$593	$480	24
Urea	265	335	(21)	582	629	(7)	$455	$533	(15)
Solutions/Nitric acid/Ammonium nitrate	331	234	41	1,278	933	37	$259	$250	4
	1,206	1,064	13	2,889	2,595	11	$417	$410	2
Cost of goods sold	(665)	(578)	15				$(230)	$(223)	3
Gross margin	541	486	11				$187	$187	—
Other miscellaneous and purchased product gross margin(2)	6	35	(83)
Gross Margin	$547	$521	5				$189	$201	(6)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $30 million (2012 — $75 million) less cost of goods sold of $24 million (2012 — $40 million).

Nitrogen gross margin variance attributable to:

	Three Months Ended June 30 2013 vs. 2012				Six Months Ended June 30 2013 vs. 2012
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$3	$35	$(36)	$2	$1	$117	$(58)	$60
Urea	(9)	(49)	(10)	(68)	(18)	(45)	(19)	(82)
Solutions, NA, AN	28	5	16	49	60	11	(7)	64
Hedge	—	—	10	10	—	—	13	13
Change in market mix	47	(34)	(13)	—	74	(61)	(13)	—
Total manufactured product	$69	$(43)	$(33)	(7)	$117	$22	$(84)	55
Other miscellaneous and purchased product				(19)				(29)
Total				$(26)				$26

27	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2013	2012	2013	2012	2013	2012	2013	2012
Fertilizer	455	432	$456	$541	819	807	$441	$481
Industrial and Feed	994	873	$384	$385	2,070	1,788	$408	$378
	1,449	1,305	$406	$436	2,889	2,595	$417	$410

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	28

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i	Our average realized prices fell, primarily reflecting a sharp decline in urea prices due to a delayed spring application season and significant product availability from offshore suppliers.	h	Increased production of downstream nitrogen products was primarily the result of the restart of ammonia capacity at Geismar.	i	Average natural gas costs in production, including hedge, increased 7 percent. Natural gas costs in Trinidad production rose 3 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas used in production increased 70 percent. Including losses on our hedge position, US gas prices increased 21 percent.

The change in market mix produced a favorable variance of $47 million related to sales volumes and an unfavorable variance of $34 million in sales prices due to more lower-priced products being sold.				h	The cost of goods sold variance was positive for solutions/nitric acid/ammonium nitrate due to the impact of costs associated with Geismar in 2012 that did not repeat in 2013.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h i

Sales prices rose due to strong spot ammonia pricing achieved in the second half of 2012 that carried over into 2013, despite prices declining throughout the first half of 2013.

Urea prices fell due to large import volumes positioned ahead of a delayed spring season and a surge in urea exports from China.

h i

Additional ammonia capacity at Geismar and Augusta led to an increase in saleable tonnes of downstream products.

Urea volumes were down as gas interruptions in Trinidad led us to divert more production to higher-margin ammonia.

				i	Average natural gas costs in production, including hedge, increased 17 percent. Natural gas costs in Trinidad production rose 22 percent while our US spot costs for natural gas used in production increased 44 percent. Including losses on our hedge position, US gas prices increased 12 percent.
The change in market mix produced a favorable variance of $74 million related to sales volumes and an unfavorable variance of $61 million in sales prices due to more lower-priced products being sold.				i	Increased costs in the first quarter of 2013, due to the restart of a plant at Geismar, caused the cost of goods sold variance for solutions/nitric acid/ammonium nitrate to be higher.

Nitrogen Non-Financial Performance

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	% Change	2013	2012	% Change
N tonnes produced (thousands)	726	697	4	1,449	1,378	5
Total site recordable injury rate	0.63	0.51	24	0.56	0.37	51
Employee turnover percentage (annualized)	4.6%	5.1%	(10)	5.1%	4.7%	9
Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.5	2.3	9	2.3	2.3	—
Environmental incidents	—	1	(100)	1	3	(67)

Recordable injuries fell slightly quarter over quarter but the total site recordable injury rate rose as a result of more hours worked in 2012, due to the Geismar ammonia restart project. There were eight recordable injuries in the first half of 2013 compared to seven in the same period in 2012, resulting in an increase in the nitrogen total site recordable injury rate.

Additional greenhouse gases were emitted quarter over quarter due to the startup of our Geismar ammonia plant. On an ongoing basis, CO2 from production is contracted to be sold to a third party.

29	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Phosphate

Phosphate Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Fertilizer	$288	$308	(6)	635	619	3	$454	$498	(9)
Feed and Industrial	193	208	(7)	295	317	(7)	$654	$656	—
	481	516	(7)	930	936	(1)	$517	$552	(6)
Cost of goods sold	(395)	(425)	(7)				$(422)	$(454)	(7)
Gross margin	86	91	(5)				$95	$98	(3)
Other miscellaneous and purchased product gross margin(2)	4	5	(20)
Gross Margin	$90	$96	(6)				$97	$103	(6)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $7 million (2012 — $9 million) less cost of goods sold of $3 million (2012 — $4 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Fertilizer	$585	$671	(13)	1,225	1,256	(2)	$478	$534	(10)
Feed and Industrial	392	409	(4)	608	610	—	$644	$670	(4)
	977	1,080	(10)	1,833	1,866	(2)	$533	$579	(8)
Cost of goods sold	(802)	(841)	(5)				$(437)	$(450)	(3)
Gross margin	175	239	(27)				$96	$129	(26)
Other miscellaneous and purchased product gross margin(2)	7	9	(22)
Gross Margin	$182	$248	(27)				$99	$133	(26)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $14 million (2012 — $17 million) less cost of goods sold of $7 million (2012 — $8 million).

Phosphate gross margin variance attributable to:

	Three Months Ended June 30 2013 vs. 2012				Six Months Ended June 30 2013 vs. 2012
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$8	$(31)	$21	$(2)	$(6)	$(70)	$21	$(55)
Feed and Industrial	(9)	(2)	8	(3)	(2)	(16)	9	(9)
Change in market mix	—	1	(1)	—	—	2	(2)	—
Total manufactured product	$(1)	$(32)	$28	(5)	$(8)	$(84)	$28	(64)
Other miscellaneous and purchased product				(1)				(2)
Total				$(6)				$(66)

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	30

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Cost of Goods Sold
i	Our average realized phosphate prices for the quarter were down as a result of a decline in prices for fertilizer products.	h	Costs were impacted by lower sulfur costs (down 17 percent) and a positive adjustment to our phosphate asset retirement obligation in 2013 (due to an increase in the relevant discount rates) compared to a negative adjustment in 2012 (due to lower relevant discount rates). Also, 2012 included costs associated with our Aurora workforce reduction.
		i	Ammonia (up 11 percent) and rock input costs were higher.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Cost of Goods Sold
i	Our average realized phosphate price was down from the same period last year, with fertilizer products experiencing the largest decline.	h	Costs were impacted by lower sulfur costs (down 20 percent), adjustments to our asset retirement obligations (the relevant discount rates increased in 2013 and decreased in 2012) and our Aurora workforce reduction in the second quarter of 2012.
		i	Ammonia (up 10 percent) and rock input costs were higher.

Phosphate Non-Financial Performance

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	% Change	2013	2012	% Change
P2O5 tonnes produced (thousands)	521	500	4	1,020	986	3
P2O5 operating rate percentage	88%	84%	5	86%	83%	4
Total site recordable injury rate	1.42	0.35	306	0.95	0.57	67
Employee turnover percentage (annualized)	2.7%	3.5%	(23)	3.1%	3.4%	(9)
Water usage (m3 per tonne of product)	29	31	(6)	30	34	(12)
Recycled water used in operations (percentage)	94%	93%	1	94%	93%	1
Environmental incidents	1	1	—	1	4	(75)

The phosphate recordable injury rate increased largely due to an increase in employee injuries at Aurora.

Employee turnover fell as a work force reduction at our Aurora location occurred in the second quarter of 2012.

Water usage in our phosphate operations decreased primarily due to more water recycling at our White Springs location (less rain water to recycle in 2012).

31	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Other Expenses and Income

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Selling and administrative expenses	$(51)	$(56)	$5	(9)	$(117)	$(113)	$(4)	4
Provincial mining and other taxes	(81)	(72)	(9)	13	(144)	(100)	(44)	44
Share of earnings of equity-accounted investees	37	68	(31)	(46)	117	143	(26)	(18)
Dividend income	54	67	(13)	(19)	54	67	(13)	(19)
Impairment of available-for-sale investment	—	(341)	341	(100)	—	(341)	341	(100)
Other expenses	(11)	(8)	(3)	38	(12)	(11)	(1)	9
Finance costs	(39)	(31)	(8)	26	(74)	(65)	(9)	14
Income taxes	(245)	(304)	59	(19)	(471)	(464)	(7)	2

Provincial mining and other taxes are comprised mainly of the Saskatchewan potash production tax (PPT) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by an amount based on potash capital expenditures. The resource surcharge is 3 percent of the value of the company’s Saskatchewan resource sales. The PPT expense in the first six months of 2013 was higher than in the same period in 2012. This increase was due in part to a higher proportion of forecasted annual gross margin earned in the first six months of 2013 as compared to the proportion of forecasted annual gross margin earned in the first six months of 2012. As well, lower forecasted capital expenditures that were partially offset by lower forecasted potash sales revenue resulted in a higher forecasted profit per tonne, which increased the PPT expense.

Share of earnings of equity-accounted investees pertains primarily to Sociedad Quimica y Minera de Chile S.A. (SQM) and APC.

At June 30, 2012, we concluded there was objective evidence that our available-for-sale investment in Sinofert was impaired due to the significance by which fair value was below cost. As a result, we recognized a non-tax deductible impairment loss of $341 million in net income for the three and six months ended June 30, 2012. No such losses were recognized in 2013.

Weighted average debt obligations outstanding and the associated interest rates were as follows:

Dollars (millions) — except percentage amounts		Three Months Ended June 30				Six Months Ended June 30
Obligations	Weighted Average	2013	2012	Change	% Change	2013	2012	Change	% Change
Long-term debt(1)	Outstanding	$3,506	$3,757	$(251)	(7)	$3,610	$3,757	$(147)	(4)
	Effective interest rate	5.2%	5.2%	—%	—	5.2%	5.2%	—%	—
Short-term debt	Outstanding	$269	$698	$(429)	(61)	$354	$768	$(414)	(54)
	Effective interest rate	0.3%	0.4%	(0.1)%	(25)	0.3%	0.4%	(0.1)%	(25)

(1)	Includes current portion

For the second quarter, income taxes decreased due to lower ordinary earnings before taxes. For the first six months of the year, income taxes increased due to higher discrete tax adjustments which were mostly offset by lower income taxes on reduced ordinary earnings before taxes. Effective tax rates and discrete items were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Dollars (millions) — except percentage amounts	2013	2012	2013	2012
Actual effective tax rate on ordinary earnings	25%	26%	26%	25%
Actual effective tax rate including discrete items	28%	37%	28%	31%
Discrete tax adjustments that impacted the rate	$(18)	$(5)	$(37)	$(3)

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	32

Significant items to note include the following:

•	In the first six months of 2013, a tax expense of $16 million ($1 million in the second quarter) was recorded to adjust the 2012 income tax provision.

•	In second-quarter 2013, a deferred tax expense of $11 million was recorded as a result of a Canadian income tax rate increase.

•	In second-quarter 2012, the impairment of the company’s available-for-sale investment in Sinofert was not deductible for tax purposes.

For the first six months of 2013, 49 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes and 51 percent related to deferred income taxes. For the first six months of 2012, 59 percent of the effective tax rate on the year’s ordinary earnings pertained to current income taxes and 41 percent related to deferred income taxes. The decrease in the current portion was largely due to increased tax depreciation in Canada and the US.

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

Capital Expenditures

Based on anticipated exchange rates, during 2013 we expect to incur capital expenditures, including capitalized interest, of approximately $960 million for opportunity capital and approximately $690 million to sustain operations at existing levels and for major repairs and maintenance (including plant turnarounds).

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

CDN Dollars (millions)	2013 Forecast	Total Forecast(2)	Started	Expected Completion(3) (Description)	Forecasted Remaining Spending (after 2013)(2)
Allan, Saskatchewan	$50	$770	2008	2012 (general expansion)	$—
New Brunswick	$160	$2,180	2007	2013 (mine shaft and mill)	$370
Rocanville, Saskatchewan	$540	$2,810	2008	2014 (mine shaft and mill)	$220

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.
(2)	Amounts are based on the most recent forecast amounts approved by the Board of Directors, and are subject to change based on project timelines, cost changes and ongoing project reviews.
(3)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, subject to market conditions.

In 2011, we began the process to restart our anhydrous ammonia plant in Geismar, Louisiana. We invested approximately $260 million ($20 million in 2013) to increase ammonia production by an estimated 500,000 tonnes. We started production in the first quarter of 2013.

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

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Cash provided by operating activities	$1,202	$1,222	$(20)	(2)	$1,940	$1,594	$346	22
Cash used in investing activities	(359)	(477)	118	(25)	(860)	(973)	113	(12)
Cash used in financing activities	(798)	(671)	(127)	19	(1,012)	(560)	(452)	81

33	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

The following table presents summarized working capital information:

Dollars (millions) — except ratio amounts	June 30, 2013	December 31, 2012	Change	% Change
Current assets	$2,366	$2,496	$(130)	(5)
Current liabilities	(1,606)	(1,854)	248	(13)
Working capital	760	642	118	18
Working capital ratio	1.47	1.35	0.12	9

Liquidity needs can be met through a variety of sources, including: cash generated from operations, drawdowns under our revolving credit facility, issuances of commercial paper and short-term borrowings under our line of credit. Our primary uses of funds are operational expenses, sustaining and opportunity capital spending, intercorporate investments, dividends, interest and principal payments on our debt securities and share repurchases.

Cash provided by operating activities was flat quarter over quarter. The following factors had an offsetting effect:

•	Higher quarterly net income in 2013;

•	A non-cash impairment charge in second-quarter 2012 (none in second-quarter 2013);

•	Increased cash inflows from receivables in the second quarter of 2013 (cash outflows from receivables in the second quarter of 2012); and

•	Increased cash outflows from payables and accrued charges in second-quarter 2013.

Cash provided by operating activities rose year over year as a result of:

•	Higher net income in the first six months of 2013;

•	A non-cash impairment charge in first-half 2012 (none in first-half 2013); and

•	Decreased cash outflows associated with payables and accrued charges in first-half 2013.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 74 percent in the second quarter of 2013 (2012 — 70 percent) and 72 percent in the first half of 2013 (2012 — 71 percent) related to the potash segment.

Cash used in financing activities rose quarter over quarter mainly as a result of increased dividend payments on announced dividend increases. Year over year, the repayment of 10-year senior notes at maturity in 2013 and increased dividend payments resulted in increased cash used in financing activities.

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

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US was $2,500 million. The amounts available under the commercial paper programs are limited to the availability of funds under the credit facility.

(2)	Letters of credit committed. We also have an uncommitted $32 million letter of credit facility against which $29 million was issued at June 30, 2013.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes. As at June 30, 2013, we had no outstanding commercial paper.

During the second quarter of 2013, we increased our $2,750 million syndicated credit facility to $3,500 million and extended the maturity to May 31, 2018 (original maturity December 11, 2016) (referred to hereafter as our credit facility), and our $750 million credit facility (maturity May 31, 2013) was terminated.

Our credit facility provides for unsecured advances up to the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. We also have a $75 million short-term line of credit that is available through

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	34

August 2013 and an uncommitted letter of credit facility of $32 million that is due on demand. Direct borrowings, outstanding commercial paper and outstanding letters of credit reduce the amounts available under the line of credit and the credit facility. The line of credit and credit facility have financial tests and other covenants (detailed in Note 9 to the 2012 audited annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any such covenants could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facility and line of credit. We were in compliance with all covenants as of June 30, 2013, and at this time anticipate being in compliance with such covenants in 2013. The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at June 30
Dollars (millions), except ratio amounts	Limit		2013
Debt-to-capital ratio(1)	≤	0.60	0.25
Long-term debt-to-EBITDA ratio(2)	≤	3.5	0.7
Debt of subsidiaries	<$	1,000	$6

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)

Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Notes 9 and 12 to the 2012 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 1.3.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We continue to maintain investment grade credit ratings for our long-term debt. A downgrade of the credit rating of our long-term debt by Standard & Poor’s would increase the interest rates applicable to borrowings under our credit facility and our line of credit.

Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and US commercial paper markets primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-Term Debt		Short-Term Debt
Rating (outlook)	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012
Moody’s	A3 (stable)	Baa1 (positive)	P-2	P-2
Standard & Poor’s	A-(stable)	A-(stable)	A-2(1)	A-2(1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,500 million of outstanding senior notes were issued under US shelf registration statements.

For the first six months of 2013, our weighted average cost of capital was 9.5 percent (2012 — 9.2 percent), of which 90 percent represented the cost of equity (2012 — 89 percent).

Outstanding Share Data

We had 866,920,656 common shares issued and outstanding at June 30, 2013, compared to 864,900,513 at December 31, 2012. At June 30, 2013, 23,357,378 options to purchase common shares were outstanding under the company’s ten stock option plans, as compared to 23,164,444 under nine stock option plans at December 31, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, PotashCorp engages in a variety of transactions that, under IFRS, are either not recorded on our consolidated statements of financial position or are recorded at amounts that differ from the full contract amounts. Principal off-balance sheet activities include operating leases, agreement to reimburse losses of Canpotex, issuance of guarantee contracts, certain derivative instruments and long-term contracts. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 12 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to pages 84 and 85 of our 2012 Annual Integrated Report for information pertaining to our guarantees and derivative instruments. Note 13 to the financial statements in this Form 10-Q contains an update to a certain guarantee. See “Cash Requirements” above and our 2012 Annual Integrated Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

35	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Quarterly Financial Highlights

Dollars (millions) — except per-share amounts	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Sales	$2,144	$2,100	$1,642	$2,143	$2,396	$1,746	$1,865	$2,321
Gross margin	979	867	586	927	1,199	698	890	1,132
Net income	643	556	421	645	522	491	683	826
Net income per share — basic	0.74	0.64	0.49	0.75	0.61	0.57	0.80	0.96
Net income per share — diluted	0.73	0.63	0.48	0.74	0.60	0.56	0.78	0.94

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

Related Party Transactions

Refer to Note 14 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the financial statements in this Form 10-Q, which comply with IFRS.

The accounting policies used in preparing the financial statements in this Form 10-Q are consistent with those used in the preparation of the 2012 audited annual consolidated financial statements, except as described in Note 1 to the financial statements in this Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first six months of 2013.

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

The company’s Risk Management Process of identification, management and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported quarterly to the audit committee. Detailed discussion of the PotashCorp Risk Management Process can be found on pages 29 and 30 of our 2012 Annual Integrated Report as well as in our Form 10-K. Risk management discussions specific to potash, nitrogen and phosphate operations can be found on pages 31 and 32 of the 2012 Annual Integrated Report.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	36

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

Outlook

Market Outlook

Although global crop markets experienced volatility in the first half of 2013, the agronomic and economic incentives that drive fertilizer demand remain attractive for farmers. Strong demand for potash, nitrogen and phosphate materialized as expected in the first six months of the year and we anticipate that agricultural conditions will continue to support healthy fertilizer applications in major growing regions for the balance of the year.

In potash, we believe the demand story that is unfolding is a product of renewed growth in many developed and emerging markets. We expect that 2013 global shipments will be similar to the record set in 2011 (nearly 56 million tonnes) with shipments to each major market relatively in line with previous forecasts.

In North America, we anticipate strong engagement through the balance of the year as dealers work to position potash in expectation of an active fall application season. Prices for our summer-fill program reset to $420 per short ton (Midwest warehouse), or approximately $463 per metric tonne, and we are beginning to see buyers returning to the market to restock depleted inventories. While the late spring planting could result in a condensed fall application window, we anticipate that a push by farmers to address declining potassium levels in their soils will result in second-half shipments exceeding historical totals.

Demand from Latin America, especially Brazil, has been particularly strong through the first six months of 2013. We anticipate this market will continue importing potash at high levels in preparation for its key planting season later this year, although it may slow slightly from last year’s record second-half levels. For the year, we forecast total demand in this market will surpass previous period totals.

Shipments of first-half potash volume commitments to China by major suppliers are now reported to be largely complete — with those from Canpotex completed in early July. Discussions on second-half contracts are continuing and we anticipate a new supply agreement will be reached, although shipments during the third quarter could be minimal.

After a slow start to 2013, buyers in other Asian countries (outside of China and India) increased purchases in the second quarter and are working to ensure potash supply will meet anticipated demand. With supportive agronomic and economic incentives in place, we expect total shipments in this region will outpace 2012 levels.

In India, the potash situation remains complex. While an early and healthy monsoon led to an increase in fertilizer demand in June, India’s current fertilizer subsidy program continues to create a large pricing gap between nitrogen and potash fertilizers, and recent currency weakness has intensified the disparity. We do not expect any significant change to our previous forecast of total shipments to this market of approximately 4 million tonnes, although Canpotex’s third-quarter movements could slow from their strong pace in recent months.

Financial Outlook

In this environment, we have revised our financial outlook. We now forecast 2013 potash segment gross margin in the range of $1.8-$2.1 billion, with shipment estimates unchanged at between 8.5 million and 9.2 million tonnes. Included in our sales volumes assumption is an increase in our second-half Canpotex entitlement as a result of successfully proving 3 million tonnes of capacity at our Cory facility, raising PotashCorp’s allocation percentage to approximately 51.5 percent.

37	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Even with the expectation of a healthy potash order book for the remainder of the year, we have taken the steps necessary to balance our supply with demand — as we have done consistently throughout our history. We plan to take our normal potash maintenance downtime during the third quarter, as well as six additional weeks at Cory. We also intend to operate Lanigan and Rocanville at reduced rates for the rest of 2013. We expect that per-tonne operating costs will rise — as is typical — for the third quarter as a result of reduced production levels, but anticipate annual costs will remain well below those of the previous year.

In nitrogen, the resumption of ammonia production at Geismar has us on track to surpass 2012 sales volumes, although we anticipate slightly lower ammonia availability during the third quarter due to a scheduled turnaround at our Trinidad facility. While the sharp contraction in nitrogen prices appears to be slowing, the full impact of the recent decline is likely to be reflected in our third-quarter realizations. We believe favorable cost variances will help offset lower prices and anticipate gross margin for 2013 could reach record levels.

Despite recent weakness in global phosphate fertilizer prices, we forecast gross margin will remain relatively stable through the balance of the year, aided by expectations that our sales volumes will surpass those of 2012 and the decline of costs for sulfur, ammonia and our mined phosphate rock. We anticipate that the stability of our feed and industrial products will counter volatility in fertilizer markets and enhance the profitability of our phosphate business.

In this environment, we now forecast nitrogen and phosphate will contribute combined gross margin of $1.3-$1.5 billion for 2013.

Given reduced profitability across the fertilizer industry, we now expect our offshore investments to contribute dividends and equity earnings between $320 million and $340 million for the year.

Other updates to our annual guidance include a reduction in our forecast for selling and administrative costs to $230-$240 million; finance costs adjusted to $130-$150 million; and annual effective income tax rate shifted to a range of 27-28 percent.

Capital expenditures, excluding capitalized interest and major repairs and maintenance, are still anticipated to approximate $1.5 billion.

Based on these factors and guidance items above, PotashCorp now forecasts full-year 2013 net income at $2.45-$2.70 per share, including third-quarter earnings in the range of $0.45-$0.60 per share.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	38

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements or forward-looking information (forward-looking statements). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in the forward-looking statements, including, but not limited to the following: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in competitive pressures, including pricing pressures; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations within major markets; economic and political uncertainty around the world; timing and impact of capital expenditures; risks associated with natural gas and other hedging activities; changes in capital markets; unexpected or adverse weather conditions; changes in currency and exchange rates; unexpected geological or environmental conditions, including water inflows; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; acquisitions we may undertake; strikes or other forms of work stoppage or slowdowns; rates of return on and the risks associated with our investments; changes in, and the effects of, government policies and regulations; security risks related to our information technology systems; and earnings and the decisions of taxing authorities, which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2012 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the SEC and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2012 audited annual consolidated financial statements and there were no significant changes as at June 30, 2013, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $2,011 million at June 30, 2013 (December 31, 2012 — $2,481 million). There were no substantial changes to the price sensitivities reported in Note 24 to the 2012 audited annual consolidated financial statements.

The company’s net exposure to natural gas derivatives in the form of swaps qualifying for hedge accounting was NIL at June 30, 2013 and December 31, 2012.

Foreign Exchange Risk

As at June 30, 2013, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $300 million (December 31, 2012 — $300 million) at an average exchange rate of 1.0363 (December 31, 2012 — 0.9982) per US dollar with maturities in 2013. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2012 audited annual consolidated financial statements.

Interest Rate Risk

As at June 30, 2013, the company had no significant exposure to interest rate risk.

39	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Item 4. Controls and Procedures

As of June 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2013, the Chief Executive

Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	40

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

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor trustee.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(f)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

41	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	42

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(oo)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(pp)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(qq)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(rr)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(ss)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement	8-K	5/17/2013	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

43	PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

July 30, 2013	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

July 30, 2013	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2013 Second Quarter Quarterly Report on Form 10-Q	44

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor trustee.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(f)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)
10(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(oo)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(pp)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(qq)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(rr)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(ss)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement	8-K	5/17/2013	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.