Form 10-Q
period 2013-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2013-10-29
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

  Yes  ☐    No  ☑

As at October 3, 2013, Potash Corporation of Saskatchewan Inc. had 863,210,541 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$555	$562
Receivables	853	1,089
Inventories (Note 2)	724	762
Prepaid expenses and other current assets	85	83
	2,217	2,496
Non-current assets
Property, plant and equipment	12,043	11,505
Investments in equity-accounted investees	1,322	1,254
Available-for-sale investments	1,744	2,481
Other assets	390	344
Intangible assets	137	126
Total Assets	$17,853	$18,206
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 3)	$609	$615
Payables and accrued charges	1,108	1,188
Current portion of derivative instrument liabilities	43	51
	1,760	1,854
Non-current liabilities
Long-term debt (Note 3)	2,969	3,466
Derivative instrument liabilities	138	167
Deferred income tax liabilities	1,915	1,482
Pension and other post-retirement benefit liabilities (Note 4)	421	569
Asset retirement obligations and accrued environmental costs	574	645
Other non-current liabilities and deferred credits	142	111
Total Liabilities	7,919	8,294
Shareholders’ Equity
Share capital (Note 5)	1,600	1,543
Contributed surplus	221	299
Accumulated other comprehensive income	688	1,399
Retained earnings	7,425	6,671
Total Shareholders’ Equity	9,934	9,912
Total Liabilities and Shareholders’ Equity	$17,853	$18,206

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Sales (Note 6)	$1,520	$2,143	$5,764	$6,285
Freight, transportation and distribution	(139)	(154)	(435)	(381)
Cost of goods sold	(897)	(1,062)	(2,999)	(3,080)
Gross Margin	484	927	2,330	2,824
Selling and administrative expenses	(48)	(53)	(165)	(166)
Provincial mining and other taxes	(10)	(62)	(154)	(162)
Share of earnings of equity-accounted investees	57	77	174	220
Dividend income	31	39	85	106
Impairment of available-for-sale investment	—	—	—	(341)
Other expenses	(9)	(10)	(21)	(21)
Operating Income	505	918	2,249	2,460
Finance costs	(33)	(24)	(107)	(89)
Income Before Income Taxes	472	894	2,142	2,371
Income taxes (Note 8)	(116)	(249)	(587)	(713)
Net Income	$356	$645	$1,555	$1,658
Net Income per Share (Note 9)
Basic	$0.41	$0.75	$1.80	$1.93
Diluted	$0.41	$0.74	$1.77	$1.89
Dividends Declared per Share	$0.35	$0.21	$0.98	$0.49

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Net of related income taxes)	2013	2012	2013	2012
Net Income	$356	$645	$1,555	$1,658
Other comprehensive (loss) income
Items that will not be reclassified to net income:
Net actuarial gain (loss) on defined benefit plans(1)	—	—	150	(84)
Items that may be reclassified subsequently to net income:
Available-for-sale investments(2)
Net fair value (loss) gain during the period	(267)	303	(737)	169
Reclassification to income of unrealized loss on impaired investment	—	—	—	341
Cash flow hedges
Net fair value loss during the period(3)	—	(1)	—	(16)
Reclassification to income of net loss(4)	6	11	25	36
Other	3	—	1	(2)
Other Comprehensive (Loss) Income	(258)	313	(561)	444
Comprehensive Income	$98	$958	$994	$2,102

(1)	Net of income taxes of $(87) (2012 — $48) for the nine months ended September 30, 2013.
(2)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(3)

Cash flow hedges are comprised of natural gas derivative instruments and were net of income taxes of $NIL (2012 — $1) for the three months ended September 30, 2013 and $NIL (2012 — $11) for the nine months ended September 30, 2013.

(4)	Net of income taxes of $(4) (2012 — $(8)) for the three months ended September 30, 2013 and $(14) (2012 — $(24)) for the nine months ended September 30, 2013.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Operating Activities
Net income	$356	$645	$1,555	$1,658
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	149	149	489	434
Share-based compensation	4	3	25	21
Impairment of available-for-sale investment	—	—	—	341
Realized excess tax benefit related to share-based compensation	5	4	15	7
Provision for deferred income tax	58	162	311	366
Net undistributed earnings of equity-accounted investees	(55)	(74)	(62)	(90)
Pension and other post-retirement benefits	12	(86)	(10)	(71)
Asset retirement obligations and accrued environmental costs	(12)	(6)	(16)	4
Other long-term liabilities and miscellaneous	1	7	54	33
Subtotal of adjustments	162	159	806	1,045
Changes in non-cash operating working capital
Receivables	96	(90)	162	(84)
Inventories	(12)	19	29	63
Prepaid expenses and other current assets	(17)	(5)	(4)	(21)
Payables and accrued charges	31	31	8	(308)
Subtotal of changes in non-cash operating working capital	98	(45)	195	(350)
Cash provided by operating activities	616	759	2,556	2,353
Investing Activities
Additions to property, plant and equipment	(360)	(546)	(1,210)	(1,505)
Other assets and intangible assets	2	(23)	(8)	(37)
Cash used in investing activities	(358)	(569)	(1,218)	(1,542)
Financing Activities
Repayment of and finance costs on long-term debt obligations	—	—	(254)	(2)
Proceeds from (repayment of) short-term debt obligations	113	(117)	(256)	(501)
Dividends	(290)	(116)	(700)	(293)
Repurchase of common shares	(166)	—	(166)	—
Issuance of common shares	10	13	31	16
Cash used in financing activities	(333)	(220)	(1,345)	(780)
(Decrease) Increase in Cash and Cash Equivalents	(75)	(30)	(7)	31
Cash and Cash Equivalents, Beginning of Period	630	491	562	430
Cash and Cash Equivalents, End of Period	$555	$461	$555	$461
Cash and cash equivalents comprised of:
Cash	$59	$69	$59	$69
Short-term investments	496	392	496	392
	$555	$461	$555	$461
Supplemental cash flow disclosure
Interest paid	$23	$12	$123	$114
Income taxes paid	$6	$91	$113	$583

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial gain on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity(1)
Balance — December 31, 2012	$1,543	$299	$1,539	$(138)	$—	(2)	$(2)	$1,399	$6,671	$9,912
Net income	—	—	—	—	—		—	—	1,555	1,555
Other comprehensive (loss) income	—	—	(737)	25	150		1	(561)	—	(561)
Share repurchase (Note 5)	(11)	(79)	—	—	—		—	—	(105)	(195)
Dividends declared	—	—	—	—	—		—	—	(846)	(846)
Effect of share-based compensation including issuance of common shares	42	1	—	—	—		—	—	—	43
Shares issued for dividend reinvestment plan	26	—	—	—	—		—	—	—	26
Transfer of net actuarial gain on defined benefit plans	—	—	—	—	(150)		—	(150)	150	—
Balance — September 30, 2013	$1,600	$221	$802	$(113)	$—	(2)	$(1)	$688	$7,425	$9,934
Balance — December 31, 2011	$1,483	$291	$982	$(168)	$—	(2)	$2	$816	$5,257	$7,847
Net income	—	—	—	—	—		—	—	1,658	1,658
Other comprehensive income (loss)	—	—	510	20	(84)		(2)	444	—	444
Dividends declared	—	—	—	—	—		—	—	(423)	(423)
Effect of share-based compensation including issuance of common shares	18	25	—	—	—		—	—	—	43
Shares issued for dividend reinvestment plan	7	—	—	—	—		—	—	—	7
Transfer of net actuarial loss on defined benefit plans	—	—	—	—	84		—	84	(84)	—
Balance — September 30, 2012	$1,508	$316	$1,492	$(148)	$—	(2)	$—	$1,344	$6,408	$9,576

(1)	All equity transactions were attributable to common shareholders.
(2)	Any amounts incurred during a period were closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on October 29, 2013.

Standards, amendments and interpretations effective and applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied.

Standard	Description	Impact
Amendments to IAS 1, Presentation of Financial Statements	Amendments require items within other comprehensive income (“OCI”) that may be reclassified to the profit or loss section of the income statement to be grouped together.	Adopted retrospectively effective January 1, 2013. The format of the company’s consolidated statements of comprehensive income has changed. Prior periods’ figures have been reclassified to conform with the current period’s presentation.
Amendments to IFRS 7, Financial Instruments: Disclosures	Issued as part of its offsetting project, addresses common disclosure requirements related to financial instruments.	Adopted retrospectively effective January 1, 2013. Applicable disclosures are included in Note 10 to these unaudited interim condensed consolidated financial statements, and will be included in the company’s 2013 annual consolidated financial statements.
IFRS 10, Consolidated Financial Statements	Builds on existing principles by identifying the concept of control as the determining factor in whether an entity should be included within the consolidated financial statements of the parent company.	Adopted retrospectively effective January 1, 2013 with no change to the company’s consolidated financial statements.
IFRS 11, Joint Arrangements	Removes a choice in accounting method and requires equity accounting for participants in joint ventures. Also focuses on the rights and obligations of an arrangement rather than its legal form.	Adopted prospectively effective January 1, 2013 with no change to the company’s consolidated financial statements.
IFRS 12, Disclosure of Interests in Other Entities	Establishes a new and comprehensive standard on disclosure requirements for all forms of interest in other entities, including subsidiaries, joint arrangements, associates and unconsolidated structured entities.	Adopted prospectively effective January 1, 2013. Applicable disclosures will be included in the company’s 2013 annual consolidated financial statements.
IFRS 13, Fair Value Measurement	Establishes a single framework for measuring fair value and introduces consistent disclosure requirements on fair value measurements.	Adopted prospectively effective January 1, 2013. Applicable disclosures are included in Note 10 to these unaudited interim condensed consolidated financial statements, and will be included in the company’s 2013 annual consolidated financial statements.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Impact
Amendments to IAS 19, Employee Benefits	Changes relating to the recognition, measurement, presentation and disclosure of post-employment benefits. The amendment also changes the accounting for termination benefits and short-term employment benefits, along with other minor clarifications.	Adopted prospectively effective January 1, 2013. The amendments resulted in changes in accounting policy but did not result in any material adjustments to the company’s consolidated financial statements. Previously, the company calculated interest costs on the defined benefit obligation and the expected return on plan assets, and included such amounts within employee costs in cost of goods sold and selling and administrative expenses, as applicable. The net interest cost will now be calculated on the net funded status and included in finance costs. Previously, vested past service costs were recognized immediately and unvested past service costs were amortized on a straight-line basis over the average period until the benefits became vested. All past service costs will now be recognized immediately. Actuarial gains and losses will continue to be recognized in OCI, and closed out to retained earnings each period. Required additional disclosures will be included in the company’s 2013 annual consolidated financial statements.
IFRIC 20, Stripping Costs in the Production Phase of a Surface Mine	Clarifies the requirements for accounting for stripping costs in the production phase of a surface mine.	Adopted retrospectively effective January 1, 2013 with no change to the company’s consolidated financial statements.

Standards, amendments and interpretations not yet effective and not applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied at September 30, 2013. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date(1)
Amendments to IAS 32, Offsetting Financial Assets and Financial Liabilities	Issued as part of the IASB’s offsetting project, amendments clarify certain items regarding offsetting financial assets and financial liabilities.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2014, applied retrospectively.
Amendments to IAS 36, Recoverable Amount Disclosures for Non-Financial Assets	Amendments were issued that clarify disclosure requirements for the recoverable amount of an asset or cash-generating unit.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2014, applied retrospectively.
IFRIC 21, Levies	Provides guidance on when to recognize a liability for a levy imposed by a government.	The company is reviewing the interpretation to determine the potential impact, if any.	January 1, 2014, applied retrospectively.
IFRS 9, Financial Instruments	Initially issued guidance on the classification and measurement of financial assets. Additional guidance was issued on the classification and measurement of financial liabilities. Further, amendments were issued which modify the requirements for transition from IAS 39 to IFRS 9. Further announced as part of the Limited Amendments to IFRS 9 project, the IASB tentatively decided to defer the mandatory effective date pending the finalization of the impairment and classification and measurement requirements.	The company is reviewing the standard to determine the potential impact, if any.	Pending IASB decision.

(1)	Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

2. Inventories

	September 30, 2013	December 31, 2012
Finished products	$332	$417
Raw materials	103	91
Intermediate products	89	82
Materials and supplies	200	172
	$724	$762

3. Long-Term Debt

During the first quarter of 2013, the company fully repaid $250 of 4.875 percent 10-year senior notes at maturity. During the second quarter of 2013, the company classified as current the $500 aggregate principal amount of 5.250 percent senior notes due May 15, 2014.

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

The discount rate used to determine the benefit obligation for the company’s significant plans in the June 30, 2013 remeasurement was 4.60 percent (December 31, 2012 — 3.85 percent).

5. Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2012	864,900,513	$1,543
Issued under option plans	3,899,736	42
Issued for dividend reinvestment plan	710,292	26
Repurchased	(6,300,000)	(11)
Balance — September 30, 2013	863,210,541	$1,600

Share Repurchase Program

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to $2,000 of PotashCorp’s outstanding common shares (5 percent of its outstanding common shares) through a normal course issuer bid. Shares could be repurchased from time to time on the open market commencing August 2, 2013 through August 1, 2014 at prevailing market prices. The timing and amount of purchases under the program are dependent upon the availability and alternative uses of capital, market conditions, applicable US and Canadian regulations and other factors.

At September 30, 2013, the company had repurchased for cancellation 6,300,000 common shares, at a cost of $195 and an average price per share of $30.95. The repurchase resulted in a reduction of share capital of $11, and the excess of net cost over the average book value of the shares was recorded as a reduction of contributed surplus of $79 and a reduction of retained earnings of $105.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	8

6. Segment Information

The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer, its chief operating decision-maker, that are used to make strategic decisions. The company has three reportable operating segments: potash, nitrogen and phosphate. These reportable operating segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1.

	Three Months Ended September 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$539	$493	$488	$—	$1,520
Freight, transportation and distribution	(57)	(26)	(56)	—	(139)
Net sales — third party	482	467	432	—
Cost of goods sold	(254)	(289)	(354)	—	(897)
Gross margin	228	178	78	—	484
Depreciation and amortization	(36)	(41)	(69)	(3)	(149)
Inter-segment sales	—	32	—	—	—
Assets	9,063	2,195	2,464	4,131	17,853
Cash flows for additions to property, plant and equipment	259	40	56	5	360

	Three Months Ended September 30, 2012
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$963	$612	$568	$—	$2,143
Freight, transportation and distribution	(76)	(23)	(55)	—	(154)
Net sales — third party	887	589	513	—
Cost of goods sold	(333)	(338)	(391)	—	(1,062)
Gross margin	554	251	122	—	927
Depreciation and amortization	(49)	(33)	(64)	(3)	(149)
Inter-segment sales	—	72	—	—	—
Assets	8,504	2,183	2,519	4,485	17,691
Cash flows for additions to property, plant and equipment	348	106	73	19	546

9	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

	Nine Months Ended September 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$2,399	$1,781	$1,584	$—	$5,764
Freight, transportation and distribution	(196)	(78)	(161)	—	(435)
Net sales — third party	2,203	1,703	1,423	—
Cost of goods sold	(858)	(978)	(1,163)	—	(2,999)
Gross margin	1,345	725	260	—	2,330
Depreciation and amortization	(144)	(121)	(214)	(10)	(489)
Inter-segment sales	—	141	—	—	—
Assets	9,063	2,195	2,464	4,131	17,853
Cash flows for additions to property, plant and equipment	872	112	178	48	1,210

	Nine Months Ended September 30, 2012
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales	$2,731	$1,804	$1,750	$—	$6,285
Freight, transportation and distribution	(165)	(76)	(140)	—	(381)
Net sales — third party	2,566	1,728	1,610	—
Cost of goods sold	(884)	(956)	(1,240)	—	(3,080)
Gross margin	1,682	772	370	—	2,824
Depreciation and amortization	(135)	(103)	(188)	(8)	(434)
Inter-segment sales	—	164	—	—	—
Assets	8,504	2,183	2,519	4,485	17,691
Cash flows for additions to property, plant and equipment	1,029	261	172	43	1,505

7. Share-Based Compensation

On May 16, 2013, the company’s shareholders approved the 2013 Performance Option Plan under which the company may, after February 19, 2013 and before January 1, 2014, grant options to acquire up to 3,000,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2013, options to purchase a total of 1,952,000 common shares had been granted under the plan. The weighted average fair value of options granted was $15.13 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$43.80
Expected annual dividend per share	$1.40
Expected volatility	50%
Risk-free interest rate	1.06%
Expected life of options	5.5 years

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	10

8. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Income tax expense	$116	$249	$587	$713
Actual effective tax rate on ordinary earnings	25%	26%	26%	26%
Actual effective tax rate including discrete items	25%	28%	27%	30%
Discrete tax adjustments that impacted the tax rate	$—	$14	$37	$17

Significant items to note include the following:

•	In the first nine months of 2013, a tax expense of $9 (recovery of $7 in the third quarter) was recorded to adjust the 2012 income tax provision.
•	In second-quarter 2013, a deferred tax expense of $11 was recorded as a result of a Canadian income tax rate increase.
•	In the first nine months of 2012, a tax expense of $17 ($12 in the third quarter) was recorded to adjust the 2011 income tax provision.
•	In second-quarter 2012, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert Holdings Limited (“Sinofert”) was recorded.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	September 30, 2013	December 31, 2012
Current income tax assets:
Current	Receivables	$62	$124
Non-current	Other assets	129	130
Deferred income tax assets	Other assets	21	30
Total income tax assets		$212	$284
Current income tax liabilities:
Current	Payables and accrued charges	$(30)	$(2)
Non-current	Other non-current liabilities and deferred credits	(138)	(110)
Deferred income tax liabilities	Deferred income tax liabilities	(1,915)	(1,482)
Total income tax liabilities		$(2,083)	$(1,594)

9. Net Income per Share

Net income per share was calculated on the following weighted average number of shares:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Basic	866,108,000	859,573,000	865,707,000	859,118,000
Diluted	874,339,000	876,026,000	876,027,000	875,885,000

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

11	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Options excluded from the calculation of diluted net income per share due to the options’ exercise prices being greater than the average market price of common shares were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Weighted average number of options	5,173,796	3,418,946
Performance Option Plan years excluded	2008 through 2012	2008, 2011, 2012

10. Financial Instruments

Fair Value

Estimated fair values for financial instruments are designed to approximate amounts at which the instruments could be exchanged in a current arm’s-length transaction between knowledgeable willing parties. The valuation policies and procedures for financial reporting purposes are determined by the company’s finance department.

Presented below is a comparison of the fair value of certain financial instruments to their carrying values.

	September 30, 2013		December 31, 2012
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$3,500	$3,791	$3,750	$4,284

Due to their short-term nature, the fair value of cash and cash equivalents, receivables, short-term debt, and payables and accrued charges was assumed to approximate carrying value. The company’s derivative instruments and investments in Israel Chemicals Ltd. (“ICL”) and Sinofert were carried at fair value.

The fair value of the company’s senior notes at September 30, 2013 reflected the yield valuation based on observed market prices (Level 1), which ranged from 0.60 percent to 5.22 percent (December 31, 2012 — 0.40 percent to 4.35 percent). The fair value of the company’s other long-term debt instruments approximated carrying value.

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

For valuations that included both observable and unobservable data, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3. For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range at September 30, 2013 was $4.12 to $4.99 per MMBtu (December 31, 2012 — $4.58 to $5.48 per MMBtu). Changes in the unobservable natural gas futures prices would not result in significantly higher or lower fair values as any price change would be counterbalanced by offsetting derivative positions. Interest rates used to discount estimated cash flows at September 30, 2013 were between 0.18 percent and 3.69 percent (December 31, 2012 — between 0.21 percent and 3.26 percent) depending on the settlement date.

The fair value of foreign currency derivatives was determined using quoted forward exchange rates (Level 2) at the statements of financial position dates.

Fair value of investments designated as available-for-sale was based on the closing bid price of the common shares (Level 1) as of the statements of financial position dates.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	12

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1,2)	Significant Unobservable Inputs (Level 3)(2)
September 30, 2013
Derivative instrument assets
Natural gas derivatives	$9	$—	$—	$9
Investments in ICL and Sinofert	1,744	1,744	—	—
Derivative instrument liabilities
Natural gas derivatives	(181)	—	(7)	(174)

December 31, 2012
Derivative instrument assets
Natural gas derivatives	$9	$—	$—	$9
Foreign currency derivatives	1	—	1	—
Investments in ICL and Sinofert	2,481	2,481	—	—
Derivative instrument liabilities
Natural gas derivatives	(218)	—	(18)	(200)

(1)	During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers between Level 1 and Level 2.
(2)

During the nine months ended September 30, 2013, there were no transfers into Level 3 and $1 of gains was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. During the twelve months ended December 31, 2012, there were no transfers into Level 3 and $10 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. The company’s policy is to recognize transfers at the end of the reporting period.

The following table presents the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
Balance, beginning of period	$(191)	$(229)
Total (losses) gains (realized and unrealized) before income taxes
Included in net income (cost of goods sold)	(20)	(27)
Included in other comprehensive income	20	16
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	27	39
Transfers of (gains) losses out of Level 3	(1)	10
Balance, end of period	$(165)	$(191)
Gains (losses) for the period included in net income (cost of goods sold) were:
Change in unrealized gains (losses) relating to instruments still held at the reporting date	$—	$—
Total losses (realized and unrealized)	(20)	(27)

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

13	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Through September 30, 2013, there were no such operating losses or other liabilities.

Mining Risk

As is typical with other companies in the industry, the company is unable to acquire insurance for underground assets.

Legal and Other Matters

Significant environmental site assessment and/or remediation matters include the following:

Nitrogen and Phosphate

•

The company, along with other parties, has been notified by the US Environmental Protection Agency (“USEPA”) of potential liability under the US Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) with respect to certain soil and groundwater conditions at a site in Lakeland, Florida that includes a former PCS Joint Venture fertilizer blending facility and certain surrounding properties. A Record of Decision issued in September 2007 provides for a remedy that requires excavation of impacted soils and interim treatment of groundwater at a total estimated cost of $9. The soil remediation has been performed and approved by the USEPA. A Remedial Design Work Plan for the interim remedy for groundwater has been submitted to the USEPA for approval and work is expected to commence in the first quarter of 2014. Although PCS Joint Venture sold the Lakeland property in July 2006, PCS Joint Venture has retained the above-described remediation responsibilities and has indemnified the third-party purchaser for the costs of remediation and certain related items.

•

The USEPA has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party at the Planters Property or Columbia Nitrogen site in Charleston, South Carolina. The site includes a former fertilizer blending operation, formerly owned by a company from which PCS Nitrogen acquired certain other assets. The USEPA has requested reimbursement of $3 of previously incurred response costs and the performance or financing of future site investigation and response activities from PCS Nitrogen and other named potentially responsible parties. The current owner of the Planters Property filed a complaint against PCS Nitrogen in the US District Court for the District of South Carolina seeking environmental response costs. The district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. The US Court of Appeals for the Fourth Circuit affirmed the district court’s judgment in April 2013. PCS Nitrogen filed a petition with the Supreme Court of the US asking it to review the Fourth Circuit’s decision, and PCS Nitrogen is considering what additional actions are appropriate to take in response to the Fourth Circuit’s opinion. The ultimate amount of liability for PCS Nitrogen, if any, depends upon the final outcome of the litigation, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are estimated to cost $75. PCS Phosphate is a party to ongoing CERCLA contribution and cost recovery litigation for the recovery of costs of the removal activities. In September 2013, PCS Phosphate and other parties entered into an Administrative Order on Consent with the USEPA, pursuant to which a remedial investigation and focused feasibility study will be performed on that portion of the Site that was subject to the removal action. The USEPA has also issued an order to a number of entities requiring remediation downstream of the area subject to the removal action (“Operable Unit 1”). PCS Phosphate did not receive this order. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the CERCLA litigation or for Operable Unit 1.

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

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	14

Other significant legal matters include the following:

Potash

•

Between September and October 2008, the company and PCS Sales (USA), Inc. were named as defendants in eight similar antitrust complaints filed in US federal courts. Other potash producers were also defendants in these cases. Each of the separate complaints alleged conspiracy to fix potash prices, to divide markets, to restrict supply and to fraudulently conceal the conspiracy, all in violation of Section 1 of the Sherman Act and/or certain states’ laws. In January 2013, the company and PCS Sales (USA), Inc. settled the eight private antitrust lawsuits for a total of $44. The US District Court for the Northern District of Illinois issued an order granting final approval of the settlements with the plaintiffs in June 2013. The company and PCS Sales (USA), Inc. expressly deny any wrongdoing but decided to settle after weighing the multi-year financial cost and resources that would be required to defend these meritless allegations. The other potash producers who were defendants in these cases also have settled with the plaintiffs.

Nitrogen and Phosphate

•

The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida; and one alleged Clean Air Act (“CAA”) violation at its Geismar, Louisiana plant. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all three plants. At this time, the company does not know the scope of corrective action, if any, that may be required. As to the alleged RCRA violations, the company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. At this time, it is unable to evaluate the extent of any exposure it may have in these matters. As to the alleged CAA violation, the company and the USEPA negotiated a consent decree, pursuant to which PCS paid a penalty of $0.2 to resolve this matter.

•

The USEPA has pursued an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, it has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA

and the Louisiana Department of Environmental Quality have notified the company of various alleged violations of the CAA at its Geismar, Louisiana plant. In May 2012, the USEPA issued to the company’s White Springs, Florida plant a Notice of Violation alleging that certain specified projects at the sulfuric acid plants were undertaken in violation of the CAA. While the company disputes the alleged violations, in May 2013, the company reached a tentative agreement to resolve the alleged violations without admitting any liability. The tentative agreement is subject to a variety of conditions, including the approval of the company’s Board of Directors and the negotiation of acceptable final agreements. The tentative agreement involves capital improvements, process changes and penalties for the company’s sulfuric acid plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida that are currently estimated to cost at least $100, but the company is uncertain if a final agreement can be concluded. If a final agreement cannot be concluded and litigation subsequently occurs, the company is uncertain what the outcome would be.

•

Significant portions of the company’s phosphate reserves in Aurora, North Carolina are located in wetlands. Under the Clean Water Act, the company must obtain a permit from the US Army Corps of Engineers (the “Corps”) before mining in the wetlands. In January 2009, the Division of Water Quality of the North Carolina Department of Natural Resources issued a certification under Section 401 of the Clean Water Act that mining of phosphate in excess of 30 years from lands owned or controlled by the company, including some wetlands, would not degrade water quality (the “401 Certification”). Thereafter, in June 2009, the Corps issued the company a permit that will allow it to mine the phosphate deposits identified in the 401 Certification. Four environmental organizations (Pamlico-Tar River Foundation, North Carolina Coastal Federation, Environmental Defense Fund and Sierra Club, collectively, the “Petitioners”) challenged the 401 Certification. Petitioners exhausted their administrative appeals of the 401 Certification without success and pursued an appeal in the North Carolina courts. In July 2013, the Superior Court for Wake County entered an order affirming the agency action approving the 401 Certification. Petitioners did not appeal the order.

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

15	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

rule by The Fertilizer Institute and White Springs. In February 2012, the US District Court for the Northern District of Florida (“District Court”) ruled on summary judgment motions filed by the parties seeking to either vacate or uphold the USEPA rule. The District Court upheld the USEPA numeric nutrient criteria for Florida’s lakes and springs but rejected the criteria for Florida’s streams and rivers as arbitrary and capricious. In November 2012, the USEPA approved numeric nutrient criteria rules in their entirety which had been adopted by the State of Florida and filed with the USEPA in June 2012. These state rules, which have been upheld on appeal, could substitute for the federal rules. In addition, the District Court recently granted the USEPA a further stay (to November 15, 2013) of protection values for certain inland waters but upheld the current effective date (January 6, 2013) of numeric nutrient criteria for Florida lakes and springs. In March 2013, the USEPA and the State of Florida announced an Agreement in Principle and Path Forward with the goal being to make the promulgation of federal water quality standards no longer necessary in Florida. In May 2013, the Florida Legislature enacted legislation that would facilitate the USEPA’s withdrawal of its federal rules, thereby allowing the State of Florida to fully implement the adopted state rules. The District Court judge is expected to rule shortly on the USEPA’s request to modify the previous District Court consent decree to make its provisions consistent with these recent developments. In the meantime, the company continues to monitor and evaluate actions related to both the federal and state rules. The prospects for implementation of either the federal or the state rule and the availability of the site-specific relief mechanisms under either rule are uncertain.

General

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

13. Guarantees

The environmental regulations of the Province of Saskatchewan require each potash mine to have decommissioning and reclamation plans, and financial assurances for these plans, approved by the responsible provincial minister. The Minister of the Environment for Saskatchewan (“MOE”) has approved the plans previously submitted by the company, which had provided a CDN $2 irrevocable letter of credit and a payment of CDN $3 into the agreed-upon trust fund. Under the regulations, the decommissioning and reclamation plans and financial assurances are to be reviewed at least once every five years, or as required by the MOE. The most recent scheduled review was to be completed by June 30, 2011. The company submitted its decommissioning and reclamation plans and its financial assurances proposal in May 2011. The MOE has previously advised that it considers the company in compliance with the regulations until the review is finalized. In April 2013, the company received a counter proposal from the MOE that includes a proposed increase to the amount of required funding to a trust fund. The company responded to the MOE counter proposal in August 2013, requesting certain modifications, and is currently awaiting a response from the MOE. The company does not believe that the additional funding amounts being discussed with the MOE with respect to this matter are reasonably likely to have a material impact on its consolidated financial position or results of operations.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	16

14. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three producers in Saskatchewan. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended September 30, 2013 were $199 (2012 — $312) and the nine months ended September 30, 2013 were $1,069 (2012 — $1,272). At September 30, 2013, $118 (December 31, 2012 — $251) was owing from Canpotex.

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

17	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of October 29, 2013. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp, including our Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	18

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

Goal	Representative 2013 Annual Target	Performance to September 30, 2013
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was -21 percent in the first nine months of 2013 compared to our sector’s weighted average return (based on market capitalization) of -23 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of NIL percent.
Be the supplier of choice to the markets we serve.	Reduce domestic potash net rail cycle time through the Chicago corridor by 10 percent in 2014, compared to 2011 levels.	The domestic potash net rail cycle time through the Chicago corridor during the third quarter of 2013 continued to improve compared to both the first and second quarters of 2013 and the comparable third quarter of the benchmark 2011 period. Improved rail performance during the third quarter of 2013 resulted in a 10 percent reduction in the net rail cycle time from the third quarter 2011 benchmark period. This improvement helped offset higher first quarter 2013 cycle times related to severe winter weather in the Canadian prairies and lowered our performance for the first nine months of 2013 to slightly below the comparable period in 2011.
Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Maintain an annual employee turnover rate (excluding retirements) of 5 percent or less.	Employee turnover rate (excluding retirements) on an annualized basis for the first nine months of 2013 was 4.8 percent.
Achieve no harm to people.	Become one of the safest resource companies in the world within five years by achieving a recordable injury rate in the lowest quartile of a best-in-class peer group.	A five-year strategic plan was developed in the second quarter of 2013. A benchmark group of best-in-class peer companies will be developed in the fourth quarter of 2013.
	Reduce total site recordable injury rate to 1.25 (per 200,000 hours worked) or lower.	During the first nine months of 2013, total site recordable injury rate was 1.12.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 15 percent from 2012 levels.	Annualized total reportable incidents were down 11 percent during the first nine months of 2013 compared to 2012 annual levels. Compared to the first nine months of 2012, total reportable incidents were down 28 percent.

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

Earnings Guidance — Third Quarter 2013

	Original Company Guidance	Actual Results
Earnings per share	$0.45 – $0.60	$0.41

19	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions) — except per-share amounts	2013	2012	Change	% Change	2013	2012	Change	% Change
Sales	$1,520	$2,143	$(623)	(29)	$5,764	$6,285	$(521)	(8)
Gross margin	484	927	(443)	(48)	2,330	2,824	(494)	(17)
Operating income	505	918	(413)	(45)	2,249	2,460	(211)	(9)
Net income	356	645	(289)	(45)	1,555	1,658	(103)	(6)
Net income per share — diluted	0.41	0.74	(0.33)	(45)	1.77	1.89	(0.12)	(6)
Other comprehensive (loss) income	(258)	313	(571)	n/m	(561)	444	(1,005)	n/m

n/m	= not meaningful

Earnings in the third quarter of 2013 were lower than the third quarter of 2012 due mostly to lower potash volumes and lower prices in potash, nitrogen and phosphate. For the first nine months of 2013, earnings were lower than 2012 due to lower potash and phosphate prices, partially offset by higher potash volumes, and a $341 million non-tax deductible charge related to the impairment of our investment in Sinofert Holdings Limited (Sinofert) in the second quarter of 2012 that did not repeat in 2013.

The need for proper crop nutrition fueled strong demand for potash through the first half of 2013, but an announced change in strategy by Uralkali in late July created considerable market uncertainty and stalled global demand. Key offshore markets — particularly large contract buyers in China and India — delayed purchases or were reluctant to accept major tonnage against existing contracts. Although Brazil continued to be a region of relative strength, with buyers procuring tonnes in preparation for their upcoming planting season, offshore shipments from North American producers fell to one of the lowest third-quarter totals in recent history. In North America, a pause in purchasing early in the quarter and a late crop resulted in shipments below the record achieved in 2012, a period when demand was pulled forward because an early harvest enabled strong fall applications. In both the offshore and North American markets, pricing weakened as the quarter progressed.

In nitrogen, US demand for ammonia, urea and nitrogen solutions was relatively flat compared to last year and production from low-

cost domestic producers increased, reducing the need for higher-cost offshore imports. While this situation benefited domestic producers, the combination of typical seasonal slowness and increased availability of new supply from offshore exporting regions softened key global reference prices through the quarter.

Global phosphate markets were subdued during the quarter, as strong Latin American demand was offset by the continued absence of significant engagement from India and a delayed start to the US fall application season. Solid phosphate fertilizer shipments from US producers were slightly below those of both the third quarter and the first nine months of 2012. This environment put downward pressure on prices for most phosphate products.

Other significant factors that affected earnings quarter over quarter and year over year were lower provincial mining and other taxes due primarily to the timing of annual potash production tax accruals, lower income taxes, due to decreased ordinary earnings before taxes, and lower earnings from equity-accounted investees.

Other comprehensive loss for the third quarter of 2013 was due to decreases in the fair value of our investments in Israel Chemicals Ltd. (ICL) and Sinofert. Other comprehensive income in the third quarter of 2012 was primarily the result of an increase in the fair value of our investments in ICL and Sinofert. Other comprehensive loss for the first nine months of 2013 was mainly the result of a decrease in the fair value of our investments in ICL and Sinofert, partially offset by a net actuarial gain resulting from a

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	20

remeasurement of our defined benefit plans. Other comprehensive income for the first nine months of 2012 was primarily affected by the reclassification to income of a $341 million unrealized loss on our investment in Sinofert which was impaired in the second quarter of 2012, a remeasurement of our defined benefit plans and an increase in the fair value of our investment in ICL.

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

i   Long-term debt declined as our senior notes due May 15, 2014 were classified as current during the second quarter of 2013.

h   Deferred income tax liabilities increased primarily due to tax depreciation exceeding accounting depreciation, the tax impact on the remeasurement of our defined benefit plans in the second quarter of 2013, reduced deferred tax assets on unexercised stock options and a Canadian income tax rate increase.

i   Payables and accrued charges were impacted by (1) lower trade payables; (2) higher dividends payable due to announced increases in dividends per share; and (3) fewer other payables due to decreases in accrued capital expenditures across all plant sites and payments made to settle the company’s eight anti-trust lawsuits.

i   Asset retirement obligations and accrued environmental costs were primarily impacted by the use of a higher risk-free interest rate.

Equity

h  Equity was impacted by net income, other comprehensive loss (both discussed in more detail above), dividends declared and common shares repurchased for cancellation (see Note 5 to the financial statements in this Form 10-Q) during the first nine months of 2013.

As at September 30, 2013, $496 million (December 31, 2012 — $481 million) of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate these funds in a taxable manner.

21	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

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

Potash

Potash Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
North America	$240	$443	(46)	721	951	(24)	$333	$466	(29)
Offshore	240	441	(46)	843	1,107	(24)	$285	$398	(28)
	480	884	(46)	1,564	2,058	(24)	$307	$429	(28)
Cost of goods sold	(248)	(330)	(25)				$(159)	$(160)	(1)
Gross margin	232	554	(58)				$148	$269	(45)
Other miscellaneous and purchased product gross margin(2)	(4)	—	n/m
Gross Margin	$228	$554	(59)				$146	$269	(46)

n/m	= not meaningful
(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $2 million (2012 — $3 million) less cost of goods sold of $6 million (2012 — $3 million).

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	22

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
North America	$923	$968	(5)	2,349	2,002	17	$393	$484	(19)
Offshore	1,271	1,588	(20)	3,986	3,911	2	$319	$406	(21)
	2,194	2,556	(14)	6,335	5,913	7	$346	$432	(20)
Cost of goods sold	(842)	(876)	(4)				$(133)	$(148)	(10)
Gross margin	1,352	1,680	(20)				$213	$284	(25)
Other miscellaneous and purchased product gross margin(2)	(7)	2	n/m
Gross Margin	$1,345	$1,682	(20)				$212	$284	(25)

n/m	= not meaningful
(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $9 million (2012 — $10 million) less cost of goods sold of $16 million (2012 — $8 million).

Potash gross margin variance attributable to:

	Three Months Ended September 30 2013 vs. 2012				Nine Months Ended September 30 2013 vs. 2012
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(101)	$(82)	$3	$(180)	$134	$(213)	$6	$(73)
Offshore	(81)	(92)	31	(142)	26	(347)	66	(255)
Change in market mix	14	(16)	2	—	(17)	15	2	—
Total manufactured product	$(168)	$(190)	$36	(322)	$143	$(545)	$74	(328)
Other miscellaneous and purchased product				(4)				(9)
Total				$(326)				$(337)

23	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Offshore sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended September 30						Nine Months Ended September 30
	By Canpotex			From New Brunswick			By Canpotex			From New Brunswick
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Other Asia (excluding China and India)	39	41	(5)	—	—	—	41	45	(9)	—	—	—
Latin America	34	32	6	100	100	—	28	29	(3)	100	100	—
China	8	12	(33)	—	—	—	17	15	13	—	—	—
India	9	5	80	—	—	—	8	6	33	—	—	—
Oceania, Europe and Other	10	10	—	—	—	—	6	5	20	—	—	—
	100	100		100	100		100	100		100	100

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Buyer caution and competitive pressures in all key markets weakened the pricing environment and our average realized price was down.

i  With many buyers delaying purchases, our third-quarter sales volumes declined. In North America, sales volumes were in line with historical levels but trailed the record in the third quarter of 2012. In offshore markets, sales fell as a result of reduced sales to Canpotex and fewer tonnes shipped from our New Brunswick facility.

h  Brine management costs fell as our tolling agreement at Esterhazy expired at the end of 2012.

h  More product from our lower-cost mines went to offshore customers resulting in a higher positive cost of goods sold variance.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Our average realized potash price trailed the first nine months of 2012, reflecting lower pricing that took hold late in 2012 and 2013.

h  With limited dealer inventory carried into 2013 and strong agricultural fundamentals, North American sales volumes grew in the first half of 2013 more than offsetting lower third-quarter results. Buyer destocking occurred in the first half of 2012.

h  Record volumes shipped by Canpotex in the first half of 2013 (due to settlements with China and India occurring earlier than the previous year and less inventory being carried into 2013 in major offshore spot markets) more than offset declines in the third quarter.

h  Brine management costs fell as our tolling agreement at Esterhazy expired at the end of 2012.

h  32 shutdown weeks were taken in 2013 mainly as a result of our strategy to match production with market demand (55 shutdown weeks were taken in 2012 primarily to match supply to demand; during this downtime, we opted to allocate resources to non-production activities rather than lay off employees, which resulted in higher shutdown costs).

h  Royalty costs declined due to lower average North American listed sales price per tonne.

h  More product from our lower-cost mines went to offshore customers resulting in a higher positive cost of goods sold variance.

Potash Non-Financial Performance

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
KCl tonnes produced (thousands)	1,150	1,579	(27)	5,852	5,961	(2)
Total site recordable injury rate	1.75	2.84	(38)	1.45	2.32	(38)
Employee turnover percentage (annualized)	6.4%	4.6%	39	5.6%	5.0%	12
Waste (000’s tonnes)	2,770	2,307	20	13,210	10,027	32
Environmental incidents	3	2	50	11	7	57

During the second quarter of 2013, we successfully completed a safe Canpotex entitlement run at Cory which will allow us a greater proportion of Canpotex sales to offshore markets and almost offsets the loss from the ending of our long-term tolling agreement at Esterhazy.

While production included normal maintenance downtime in 2013 and 2012, potash production was also affected by additional downtime at Cory (four weeks) and reduced operating rates at our Lanigan and Rocanville facilities (both of which experienced no reductions in 2012); year over year results were almost offset by the reduction in shutdown weeks as discussed above.

Total site recordable injury rate declined because of the effort by the site teams and an external consultant on targeted safety improvement projects at Allan, Cory and Rocanville as well as on-going safety improvements at other sites.

The labor market for talent in Saskatchewan is very competitive and has afforded employees opportunities to seek other employment that would coincide with relocation due to family or other personal reasons. We believe our pay and benefits remain very competitive.

Waste is comprised of byproducts, including: coarse and fine tailings and salt as brine to injection wells. Waste increased due to increased mining waste per tonne combined with increased mining activity at certain sites.

The increase in environmental incidents in potash for the first nine months of 2013 is due largely to several failures of refrigerant lines in new HVAC units installed at New Brunswick.

25	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Nitrogen

Nitrogen Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Ammonia	$210	$299	(30)	455	466	(2)	$461	$641	(28)
Urea	82	121	(32)	218	241	(10)	$376	$504	(25)
Solutions/Nitric acid/Ammonium nitrate	158	104	52	700	438	60	$226	$238	(5)
	450	524	(14)	1,373	1,145	20	$327	$458	(29)
Cost of goods sold	(275)	(291)	(5)				$(199)	$(254)	(22)
Gross margin	175	233	(25)				$128	$204	(37)
Other miscellaneous and purchased product gross margin(2)	3	18	(83)
Gross Margin	$178	$251	(29)				$130	$219	(41)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $17 million (2012 — $65 million) less cost of goods sold of $14 million (2012 — $47 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Ammonia	$820	$794	3	1,484	1,499	(1)	$553	$530	4
Urea	347	456	(24)	800	870	(8)	$433	$525	(18)
Solutions/Nitric acid/Ammonium nitrate	489	338	45	1,978	1,371	44	$247	$246	—
	1,656	1,588	4	4,262	3,740	14	$388	$425	(9)
Cost of goods sold	(940)	(869)	8				$(220)	$(233)	(6)
Gross margin	716	719	—				$168	$192	(13)
Other miscellaneous and purchased product gross margin(2)	9	53	(83)
Gross Margin	$725	$772	(6)				$170	$206	(17)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $47 million (2012 — $140 million) less cost of goods sold of $38 million (2012 — $87 million).

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	26

Nitrogen gross margin variance attributable to:

	Three Months Ended September 30 2013 vs. 2012				Nine Months Ended September 30 2013 vs. 2012
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$5	$(83)	$4	$(74)	$6	$34	$(54)	$(14)
Urea	(5)	(28)	(3)	(36)	(23)	(73)	(22)	(118)
Solutions, NA, AN	21	(9)	33	45	81	2	26	109
Hedge	—	—	7	7	—	—	20	20
Change in market mix	66	(57)	(9)	—	140	(118)	(22)	—
Total manufactured product	$87	$(177)	$32	(58)	$204	$(155)	$(52)	(3)
Other miscellaneous and purchased product				(15)				(44)
Total				$(73)				$(47)

27	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

	Three Months Ended September 30				Nine Months Ended September 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2013	2012	2013	2012	2013	2012	2013	2012
Fertilizer	406	301	$309	$455	1,225	1,108	$397	$474
Industrial and Feed	967	844	$335	$459	3,037	2,632	$385	$404
	1,373	1,145	$327	$458	4,262	3,740	$388	$425

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i	Ammonia prices pulled back from the historically high levels of third-quarter 2012, while urea moved lower primarily due to increased supply pressures from key exporting countries.	h	Despite maintenance-related downtime in Trinidad, our third-quarter sales volumes increased; the key driver being the restart of ammonia capacity at Geismar.	h	Average natural gas costs in production, including hedge, decreased 27 percent. Natural gas costs in Trinidad production fell 31 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas used in production increased 19 percent. Including losses on our hedge position, US gas prices declined 11 percent.

The change in market mix produced a favorable variance of $66 million related to sales volumes and an unfavorable variance of $57 million in sales prices due to increased sales of solutions as a result of our expansion at Geismar in 2013.				h	The cost of goods sold variance was higher for solutions/nitric acid/ammonium nitrate due to the impact of costs associated with Geismar in 2012 that did not repeat in 2013.

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Sales prices rose due to strong spot ammonia pricing achieved in the second half of 2012 that carried over into 2013, despite prices declining throughout the first nine months of 2013.	h	Additional ammonia capacity at Geismar and Augusta led to an increase in saleable tonnes of downstream products.	i	Our US spot costs for natural gas used in production increased 35 percent. Including losses on our hedge position, US gas prices increased 3 percent.
i	Urea prices fell due to increased global capacity and record urea exports from China.	i	Urea volumes were down as gas interruptions in Trinidad led us to divert more production to higher-margin ammonia.	h	The cost of goods sold variance was positive for solutions/nitric acid/ammonium nitrate due to the impact of costs associated with Geismar in 2012 that did not repeat in 2013.

The change in market mix produced a favorable variance of $140 million related to sales volumes and an unfavorable variance of $118 million in sales prices due to increased sales of solutions as a result of our expansion at Geismar in 2013.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	28

Nitrogen Non-Financial Performance

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
N tonnes produced (thousands)	705	651	8	2,155	2,029	6
Total site recordable injury rate	0.76	0.55	38	0.63	0.44	43
Employee turnover percentage (annualized)	7.7%	4.6%	67	6.0%	4.6%	30
Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.4	2.3	4	2.3	2.3	—
Environmental incidents	—	3	(100)	1	6	(83)

There were 14 recordable injuries in the first nine months of 2013 compared to 14 in the same period in 2012, but fewer hours were worked in 2013, resulting in an increase in the nitrogen total site recordable injury rate.

An increase in voluntary terminations, which comprised the majority of employee turnover, drove an increase in employee turnover.

Environmental incidents fell due to improvement initiatives to find ways of reducing the company’s environmental impact, including the implementation of Reportable Quantity (RQ) prevention teams at each facility.

Phosphate

Phosphate Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Fertilizer	$250	$333	(25)	634	676	(6)	$395	$493	(20)
Feed and Industrial	176	172	2	279	263	6	$631	$654	(4)
	426	505	(16)	913	939	(3)	$467	$537	(13)
Cost of goods sold	(351)	(388)	(10)				$(384)	$(413)	(7)
Gross margin	75	117	(36)				$83	$124	(33)
Other miscellaneous and purchased product gross margin(2)	3	5	(40)
Gross Margin	$78	$122	(36)				$85	$130	(35)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $6 million (2012 — $8 million) less cost of goods sold of $3 million (2012 — $3 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Manufactured product
Net sales
Fertilizer	$835	$1,004	(17)	1,859	1,932	(4)	$449	$520	(14)
Feed and Industrial	568	581	(2)	887	873	2	$640	$666	(4)
	1,403	1,585	(11)	2,746	2,805	(2)	$511	$565	(10)
Cost of goods sold	(1,153)	(1,229)	(6)				$(420)	$(438)	(4)
Gross margin	250	356	(30)				$91	$127	(28)
Other miscellaneous and purchased product gross margin(2)	10	14	(29)
Gross Margin	$260	$370	(30)				$95	$132	(28)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $20 million (2012 — $25 million) less cost of goods sold of $10 million (2012 — $11 million).

29	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Phosphate gross margin variance attributable to:

	Three Months Ended September 30 2013 vs. 2012				Nine Months Ended September 30 2013 vs. 2012
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(7)	$(61)	$22	$(46)	$(13)	$(131)	$43	$(101)
Feed and Industrial	6	(8)	6	4	4	(24)	15	(5)
Change in market mix	(6)	4	2	—	(6)	6	—	—
Total manufactured product	$(7)	$(65)	$30	(42)	$(15)	$(149)	$58	(106)
Other miscellaneous and purchased product				(2)				(4)
Total				$(44)				$(110)

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Cost of Goods Sold
i	Our average realized phosphate price for the quarter was down largely due to a decline in prices for fertilizer products.	h	Costs were impacted by lower sulfur costs (down 26 percent).
		h	Ammonia costs were lower (down 21 percent).

The most significant contributors to the change in total gross margin year over year were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Cost of Goods Sold
i	Our average realized phosphate price was down as a result of reduced global demand and start up of new capacity.	h

Costs were impacted by lower sulfur costs (down 22 percent), adjustments to our asset retirement obligations (the relevant discount rates increased in 2013 and decreased in 2012) and our Aurora workforce reduction in the second quarter of 2012.

		i	Rock input costs were higher.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	30

Phosphate Non-Financial Performance

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	% Change	2013	2012	% Change
P2O5 tonnes produced (thousands)	533	493	8	1,553	1,479	5
P2O5 operating rate percentage	90%	83%	8	87%	83%	5
Total site recordable injury rate	1.35	0.60	125	1.07	0.54	98
Employee turnover percentage (annualized)	3.4%	14.5%	(77)	3.3%	7.4%	(55)
Water usage (m3 per tonne of product)	28	32	(13)	29	34	(15)
Recycled water used in operations (percentage)	94%	93%	1	94%	93%	1
Environmental incidents	—	1	(100)	1	5	(80)

We experienced an increased recordable injury rate at Aurora and White Springs. Both sites have implemented steps intended to reduce the injury rates.

Employee turnover fell as a work force reduction at our Aurora location occurred in the second quarter of 2012.

Water usage in our phosphate operations decreased primarily due to more water recycling at our White Springs location (less rain water to recycle in 2012) and efforts to conserve water.

Environmental incidents fell year over year as 2012 included four incidents occurring during or immediately following extreme weather events in the second and third quarters of 2012 (three in the second quarter and one in the third quarter).

31	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Other Expenses and Income

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Selling and administrative expenses	$(48)	$(53)	$5	(9)	$(165)	$(166)	$1	(1)
Provincial mining and other taxes	(10)	(62)	52	(84)	(154)	(162)	8	(5)
Share of earnings of equity-accounted investees	57	77	(20)	(26)	174	220	(46)	(21)
Dividend income	31	39	(8)	(21)	85	106	(21)	(20)
Impairment of available-for-sale investment	—	—	—	—	—	(341)	341	(100)
Other expenses	(9)	(10)	1	(10)	(21)	(21)	—	—
Finance costs	(33)	(24)	(9)	38	(107)	(89)	(18)	20
Income taxes	(116)	(249)	133	(53)	(587)	(713)	126	(18)

Provincial mining and other taxes are comprised mainly of the Saskatchewan potash production tax (PPT) and a resource surcharge. The PPT is comprised of a base tax per tonne of product sold and an additional tax based on mine profit, which is reduced by an amount based on potash capital expenditures. The resource surcharge is 3 percent of the value of the company’s Saskatchewan resource sales. The PPT expense in the third quarter of 2013 was lower than in the same period in 2012 due mainly to the reduction in the forecasted profits tax for the year; part of the profit tax expense recorded in the first half of the year was reversed in third-quarter 2013. The resource surcharge was lower for the third quarter and for the first nine months of 2013 compared to the same periods in 2012 due to a decrease in sales revenue.

Share of earnings of equity-accounted investees pertains primarily to Sociedad Quimica y Minera de Chile S.A. (SQM) and Arab Potash Company (APC).

At June 30, 2012, we concluded there was objective evidence that our available-for-sale investment in Sinofert was impaired due to the significance by which fair value was below cost. As a result, we recognized a non-tax deductible impairment loss of $341 million in net income for the nine months ended September 30, 2012. No such losses were recognized in 2013.

Finance costs were higher in 2013 as a result of lower capitalized interest compared to 2012. Weighted average debt obligations outstanding and the associated interest rates were as follows:

Dollars (millions) — except percentage amounts		Three Months Ended September 30				Nine Months Ended September 30
Obligations	Weighted Average	2013	2012	Change	% Change	2013	2012	Change	% Change
Long-term debt(1)	Outstanding	$3,506	$3,756	$(250)	(7)	$3,575	$3,757	$(182)	(5)
	Effective interest rate	5.2%	5.2%	—%	—	5.2%	5.2%	—%	—
Short-term debt	Outstanding	$55	$330	$(275)	(83)	$253	$621	$(368)	(59)
	Effective interest rate	0.3%	0.4%	(0.1)%	(25)	0.3%	0.4%	(0.1)%	(25)

(1)	Includes current portion

For the third quarter, income taxes decreased due to lower ordinary earnings before taxes. For the first nine months of the year, income taxes decreased due to lower income taxes on reduced ordinary earnings before taxes partially offset by higher discrete tax adjustments. Effective tax rates and discrete items were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Dollars (millions) — except percentage amounts	2013	2012	2013	2012
Actual effective tax rate on ordinary earnings	25%	26%	26%	26%
Actual effective tax rate including discrete items	25%	28%	27%	30%
Discrete tax adjustments that impacted the rate	$—	$(14)	$(37)	$(17)

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	32

Significant items to note include the following:

•	In the first nine months of 2013, a tax expense of $9 million (recovery of $7 million in the third quarter) was recorded to adjust the 2012 income tax provision.

•	In second-quarter 2013, a deferred tax expense of $11 million was recorded as a result of a Canadian income tax rate increase.

•	In the first nine months of 2012, a tax expense of $17 million ($12 million in the third quarter) was recorded to adjust the 2011 income tax provision.
•	In second-quarter 2012, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded.

For the first nine months of 2013, 50 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2012 — 54 percent) and 50 percent related to deferred income taxes (2012 — 46 percent). The decrease in the current portion was largely due to lower ordinary earnings before taxes.

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

Capital Expenditures

Based on anticipated exchange rates, during 2013 we expect to incur capital expenditures, including capitalized interest, of approximately $900 million for opportunity capital and approximately $620 million to sustain operations at existing levels and for major repairs and maintenance (including plant turnarounds).

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

CDN Dollars (millions)	2013 Forecast	Total Forecast(2)	Started	Expected Completion(3) (Description)	Forecasted Remaining Spending (after 2013)(2)
Allan, Saskatchewan	$50	$770	2008	2012 (general expansion)	$—
New Brunswick	$150	$2,180	2007	2013 (mine shaft and mill)	$380
Rocanville, Saskatchewan	$540	$2,810	2008	2014 (mine shaft and mill)	$220

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.
(2)	Amounts are based on the most recent forecast amounts approved by the Board of Directors, and are subject to change based on project timelines, cost changes and ongoing project reviews.
(3)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, subject to market conditions.

In 2011, we began the process to restart our anhydrous ammonia plant in Geismar, Louisiana. We invested approximately $260 million ($20 million in 2013) to increase ammonia production by an estimated 500,000 tonnes. We started production in the first quarter of 2013.

We anticipate starting an expansion of ammonia production at our Lima, Ohio plant in 2013. We are investing approximately $190 million through the fourth quarter of 2015 ($30 million in 2013) to increase our capacity in ammonia (88,000 tons) and urea (80,000 tons).

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

33	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim Condensed Consolidated Statements of Cash Flow, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Cash provided by operating activities	$616	$759	$(143)	(19)	$2,556	$2,353	$203	9
Cash used in investing activities	(358)	(569)	211	(37)	(1,218)	(1,542)	324	(21)
Cash used in financing activities	(333)	(220)	(113)	51	(1,345)	(780)	(565)	72

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	34

The following table presents summarized working capital information:

Dollars (millions) — except ratio amounts	September 30, 2013	December 31, 2012	Change	% Change
Current assets	$2,217	$2,496	$(279)	(11)
Current liabilities	(1,760)	(1,854)	94	(5)
Working capital	457	642	(185)	(29)
Working capital ratio	1.26	1.35	(0.09)	(7)

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

Cash provided by operating activities was lower quarter over quarter due to:

•	Lower quarterly net income in 2013;

•	A lower non-cash provision for deferred income taxes;

•	A positive non-cash adjustment for pension and other post-retirement benefits in 2013 compared to a negative non-cash adjustment in 2012; and

•	Increased cash inflows from receivables in the third quarter of 2013 compared to decreased cash inflows in the third quarter of 2012.

Cash provided by operating activities rose year over year as a result of:

•	Lower net income in the first nine months of 2013;

•	A non-cash impairment charge in first-half 2012 (none in first-half 2013);

•	Increased cash inflows from receivables in 2013 compared to decreased cash inflows in 2012; and

•	Decreased cash outflows associated with payables and accrued charges in 2012 that did not repeat in 2013.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 72 percent in the third quarter of 2013 (2012 — 64 percent) and 72 percent in the first nine months of 2013 (2012 — 68 percent) related to the potash segment.

Cash used in financing activities rose quarter over quarter and was mainly impacted by commercial paper issuances in 2013 as compared to commercial paper being repaid in 2012, higher dividend payments on announced dividend increases and share repurchases in 2013 (none in 2012). Year over year, the repayment of 10-year senior notes at maturity in 2013, increased dividend payments, lower repayment of commercial paper and share repurchases in 2013 (none in 2012) resulted in increased cash used in financing activities.

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

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US was $3,500 million. The amounts available under the commercial paper programs are limited to the availability of funds under the credit facility. Included in the amount outstanding and committed is $113 million of commercial paper.

(2)

Letters of credit committed. We also have an uncommitted $100 million letter of credit facility (increased from $32 million on October 3, 2013) against which $30 million was issued at September 30, 2013.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes. As at September 30, 2013, interest rates approximated 0.3 percent on outstanding commercial paper.

During 2013, we increased our $2,750 million syndicated credit facility to $3,500 million and extended the maturity to May 31, 2018 (original maturity December 11, 2016) (referred to hereafter as our credit facility), and our $750 million credit facility (maturity May 31, 2013) was terminated.

Our credit facility provides for unsecured advances up to the total facility amount less direct borrowings and amounts committed in respect of commercial paper outstanding. We also have a

35	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

$75 million short-term line of credit that is available through August 2014 (amended from August 2013 during the third quarter of 2013) and an uncommitted letter of credit facility of $100 million (increased from $32 million on October 3, 2013) that is due on demand. Direct borrowings, outstanding commercial paper and outstanding letters of credit reduce the amounts available under the line of credit and the credit facility. The line of credit and credit facility have financial tests and other covenants (detailed in Note 9 to the 2012 audited annual consolidated financial statements) with which we must comply at each quarter-end. Non-compliance with any such covenants could result in accelerated payment of amounts borrowed and termination of lenders’ further funding obligations under the credit facility and line of credit. We were in compliance with all covenants as of September 30, 2013, and at this time anticipate being in compliance with such covenants in 2013. The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at September 30
Dollars (millions), except ratio amounts	Limit		2013
Debt-to-capital ratio(1)	≤	0.60	0.3
Long-term debt-to-EBITDA ratio(2)	≤	3.5	0.8
Debt of subsidiaries	<$	1,000	6

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)

Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 9 to the 2012 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 1.5.

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

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Moody’s	A3 (stable)	Baa1 (positive)	P-2	P-2
Standard & Poor’s	A-(negative)	A-(stable)	A-2(1)	A-2(1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,500 million of outstanding senior notes were issued under US shelf registration statements.

For the first nine months of 2013, our weighted average cost of capital was 9.7 percent (2012 — 9.1 percent), of which 90 percent represented the cost of equity (2012 — 89 percent).

Outstanding Share Data

	September 30, 2013	December 31, 2012
Common shares issued and outstanding	863,210,541	864,900,513
Options to purchase common shares outstanding	20,951,208	23,164,444
Number of stock option plans	10	9

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

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	36

Quarterly Financial Highlights

Dollars (millions) — except per-share amounts	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Sales	$1,520	$2,144	$2,100	$1,642	$2,143	$2,396	$1,746	$1,865
Gross margin	484	979	867	586	927	1,199	698	890
Net income	356	643	556	421	645	522	491	683
Net income per share — basic	0.41	0.74	0.64	0.49	0.75	0.61	0.57	0.80
Net income per share — diluted	0.41	0.73	0.63	0.48	0.74	0.60	0.56	0.78

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

The accounting policies used in preparing the financial statements in this Form 10-Q are consistent with those used in the preparation of the 2012 audited annual consolidated financial statements, except as described in Note 1 to the financial statements in this Form 10-Q. Certain of these policies involve critical accounting estimates because they require us to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. There have been no material changes to our critical accounting estimate policies in the first nine months of 2013.

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

37	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

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

The greatest potential risks to potash reported in the 2012 Annual Integrated Report include market supply imbalances which may result from fluctuations in global demand for product or from new competitor supply, global potash demand insufficient to consume PotashCorp capacity, inadequacy of the transportation and distribution infrastructure to timely accommodate volume delivery demands, physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata), inability to execute and deliver in respect of capital expansions, and safety related risks.

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

Outlook

Market Outlook

Markets for all three nutrients faced challenges during the third quarter as near-term uncertainty overshadowed the long-term fundamentals that drive food and fertilizer demand. The impact was evident in equity market valuations across the sector and in the actions of fertilizer buyers around the world.

This was most pronounced in the potash market. However, as the quarter progressed, growers and distributors in Brazil and North America began to focus on the agronomic needs of their soils and the supportive economic motivators of high-yield agriculture. In other markets, the procurement of new supply continues to be limited or deferred — not necessarily due to lack of immediate need, but in anticipation of lower prices. Although this evolving situation led us to reduce our global potash demand estimates for 2013 and our pricing expectations, we believe the deferral will contribute to a more positive demand environment in the coming year.

In North America, potash buyers are beginning to take the necessary steps to place product in advance of the fall application season. In recent weeks, they have been moving more aggressively in drawing against summerfill tonnage commitments and are purchasing additional product requirements. In regions where the harvest is complete, fertilizer application activity is reportedly strong, although an especially late crop across much of the US will likely shorten the fall application window and could push demand from the final quarter of the year into the first half of 2014.

With Latin America well into its key planting season, favorable crop economics and the agronomic need to replenish nutrients in its soils continue to support strong demand for all fertilizer products. Most of the immediate requirements are now in place for their planting season and we anticipate buyers will take a more measured approach through the balance of the year. Despite this potential slowdown, Brazilian demand for fertilizer, including potash, is on track to reach record levels for the year.

In China, potash inventories are expected to satisfy fall application requirements but are likely to be drawn down through the second half of the year. We anticipate Canpotex will have sales to this market in the fourth quarter, which is reflected in the upper end of our sales volume guidance range. Challenging growing conditions in key agricultural regions are expected to put pressure on the supply of domestic grain and oilseeds and create a greater need for crop imports. We expect China’s desire to improve yields to keep pace with food requirements will increase future potash demand.

Challenges remain in India. Although potash contracts with major suppliers run through to March 2014, weak domestic demand caused by reduced government subsidies and currency volatility — as well as the desire to hold out for lower contract prices — could result in shipments and pricing falling short of our previous expectations.

Following limited potash movements during the third quarter, we anticipate buyers in Other Asian countries will engage more actively through the final quarter of 2013. With many customers entering their major tender season, supportive grower economics and limited inventories are expected to result in increased fourth-quarter shipments. Competition remains strong in this region.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	38

Financial Outlook

In this environment, we have revised our 2013 potash gross margin forecast range to $1.5-$1.7 billion on expected shipment levels between 8 million and 8.4 million tonnes. We anticipate our operating levels will remain below those of the first half of the year as we manage our inventory and position ourselves for a Canpotex allocation run at Allan early in 2014. We expect our per-tonne operating costs in the fourth quarter to improve relative to those of third-quarter 2013 as well as the comparable period last year.

In nitrogen, we remain on track to surpass previous-year annual sales volumes. While prices for most nitrogen products appear to have found support during the third quarter, they have weakened from our previous expectations and led us to reduce our gross margin estimate for the full year.

In phosphate, weak Indian demand is expected to pressure solid fertilizer realizations through the balance of the year, although a strong North American fall application season could provide some near-term support. The decline of costs for purchased inputs — specifically sulfur and ammonia — and the continued stability provided by our feed, industrial and specialty liquid fertilizer products are expected to keep our margins relatively close to previous expectations.

In this environment, we now forecast full-year 2013 combined gross margin for nitrogen and phosphate of $1.2-$1.3 billion.

All other previously disclosed annual guidance assumptions for 2013 remain in place, with the exception of contributions from equity investments and dividend income, which are now anticipated to approximate $300 million.

Based on these factors and guidance items above, PotashCorp now forecasts full-year 2013 net income at $2.00-$2.20 per share.

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

39	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2012 audited annual consolidated financial statements and there were no significant changes as at September 30, 2013, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $1,744 million at September 30, 2013 (December 31, 2012 — $2,481 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $174 million, while a 10 percent decrease would reduce other comprehensive income by $168 million and an impairment of

$6 million for our investment in Sinofert would be recognized in net income. At September 30, 2013, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert ($258 million carrying amount at September 30, 2013) below the carrying amount at the impairment date ($238 million) would represent an impairment, and all other variables remain constant.

The company’s net exposure to natural gas derivatives in the form of swaps qualifying for hedge accounting was NIL at September 30, 2013 and December 31, 2012.

Foreign Exchange Risk

As at September 30, 2013, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $70 million (December 31, 2012 — $300 million) at an average exchange rate of 1.0377 (December 31, 2012 — 0.9982) per US dollar with maturities in 2013. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2012 audited annual consolidated financial statements.

Interest Rate Risk

As at September 30, 2013, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of September 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	40

Part II. Other Information

Item 1. Legal Proceedings

For a description of certain other legal and environmental proceedings, see Note 12 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs(2)
July 1, 2013 — July 31, 2013	0	$0	0	43,345,992
August 1, 2013 — August 31, 2013	3,825,000	$30.24	3,825,000	39,520,992
September 1, 2013 — September 30, 2013	2,475,000	$32.05	2,475,000	37,045,992
Total	6,300,000	$30.95	6,300,000	37,045,992

(1)	Average price paid per share includes cash paid for commissions.

(2)

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to $2,000 million of PotashCorp’s outstanding common shares (5 percent of its outstanding common shares) through a normal course issuer bid. Shares could be repurchased from time to time on the open market commencing on August 2, 2013 through August 1, 2014 at prevailing market prices. Shareholders may obtain a copy of the notice filed with the Toronto Stock Exchange, without charge, by contacting the Corporate Secretary.

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

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor trustee.	10-K	12/31/2002	4(c)

41	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(f)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

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

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Sixth Voting Agreement dated April 22, 1978, between Central Canada Potash, Division of Noranda, Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales and Texasgulf Inc.	F-1 (File No. 33-31303)	9/28/1989	10(f)
10(b)	Canpotex Limited Shareholders Seventh Memorandum of Agreement effective April 21, 1978, between Central Canada Potash, Division of Noranda Inc., Cominco Ltd., International Minerals and Chemical Corporation (Canada) Limited, PCS Sales, Texasgulf Inc. and Canpotex Limited as amended by Canpotex S&P amending agreement dated November 4, 1987.	F-1 (File No. 33-31303)	9/28/1989	10(g)
10(c)	Producer Agreement dated April 21, 1978, between Canpotex Limited and PCS Sales.	F-1 (File No. 33-31303)	9/28/1989	10(h)
10(d)	Canpotex/PCS Amending Agreement, dated as of October 1, 1992.	10-K	12/31/1995	10(f)
10(e)	Canpotex PCA Collateral Withdrawing/PCS Amending Agreement, dated as of October 7, 1993.	10-K	12/31/1995	10(g)
10(f)	Canpotex Producer Agreement amending agreement dated as of July 1, 2002.	10-Q	6/30/2004	10(g)
10(g)	Esterhazy Restated Mining and Processing Agreement dated January 31, 1978, between International Minerals & Chemical Corporation (Canada) Limited and the registrant’s predecessor.	F-1 (File No. 33-31303)	9/28/1989	10(e)
10(h)	Agreement dated December 21, 1990, between International Minerals & Chemical Corporation (Canada) Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978.	10-K	12/31/1990	10(p)
10(i)	Agreement effective August 27, 1998, between International Minerals & Chemical (Canada) Global Limited and the registrant, amending the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended).	10-K	12/31/1998	10(l)

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	42

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(j)	Agreement effective August 31, 1998, among International Minerals & Chemical (Canada) Global Limited, International Minerals & Chemical (Canada) Limited Partnership and the registrant assigning the interest in the Esterhazy Restated Mining and Processing Agreement dated January 31, 1978 (as amended) held by International Minerals & Chemical (Canada) Global Limited to International Minerals & Chemical (Canada) Limited Partnership.	10-K	12/31/1998	10(m)
10(k)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Directors, as amended.	10-K	12/31/2006	10(l)
10(l)	Potash Corporation of Saskatchewan Inc. Stock Option Plan — Officers and Employees, as amended.	10-K	12/31/2006	10(m)
10(m)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(n)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(o)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(p)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(q)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(r)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010
10(s)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(t)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(u)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(v)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(w)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(x)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(y)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(z)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(aa)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(bb)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(cc)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(dd)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(ee)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(ff)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(gg)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(hh)	Resolution and Form of Agreement of Indemnification — July 21, 2004.	10-Q	6/30/2004	10(ii)
10(ii)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(jj)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(kk)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(cc)

43	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(ll)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-K	12/31/2006	10(dd)
10(mm)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(nn)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(oo)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(pp)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(qq)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(rr)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(ss)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement	8-K	5/17/2013	10(a)
10(tt)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q	44

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

October 29, 2013	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

October 29, 2013	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

45	PotashCorp 2013 Third Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor trustee.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(f)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

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