Form 10-K
period 2013-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2014-02-28
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

  Yes   ☐    No   ☑

At June 30, 2013, the aggregate market value of the 862,239,874 Common Shares held by non-affiliates of the registrant was approximately $32,877,206,397.26. At February 20, 2014, the registrant had 852,517,231 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Integrated Report for the fiscal year ended December 31, 2013 (the “2013 Annual Integrated Report”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 15, 2014 (the “2014 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
Table of Contents

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

Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following:

•	variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•	risks and uncertainties related to operating and workforce changes made in response to our industry and the markets we serve;

•	changes in competitive pressures, including pricing pressures;

•	risks and uncertainties related to our international operations and assets;

•	fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets;

•	costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	adverse or uncertain economic conditions and changes in credit and financial markets;
•	the results of sales contract negotiations within major markets;

•	unexpected geological or environmental conditions, including water inflows;

•	economic and political uncertainty around the world;

•	risks associated with natural gas and other hedging activities;

•	changes in capital markets;

•	unexpected or adverse weather conditions;

•	changes in currency and exchange rates;

•	imprecision in reserve estimates;

•	adverse developments in new and pending legal proceedings or government investigations;

•	acquisitions we may undertake;

•	increases in the price or reduced availability of the raw materials that we use;

•	strikes or other forms of work stoppage or slowdowns;

•	timing and impact of capital expenditures;

•	rates of return on, and the risks associated with, our investments and capital expenditures;

•	changes in, and the effects of, government policies and regulations;

•	security risks related to our information technology systems;

•	risks related to reputational loss; and

•	earnings and the decisions of taxing authorities which could affect our effective tax rates.

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

Forward-looking statements are given only as of the date hereof and we disclaim any obligation to update or revise any forward-looking statements in this report, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2013 Annual Report on Form 10-K	1

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

We are the world’s largest integrated fertilizer and related industrial and feed products company by capacity. We are the largest producer of potash worldwide by capacity. In 2013, we estimate our potash operations represented 15% of global production and 19% of global potash capacity1. In 2013, we estimate our nitrogen operations produced 2% of the world’s ammonia production. In 2013, we estimate our phosphate operations produced 5% of world phosphoric acid production.

We own and operate five potash mines in Saskatchewan and one in New Brunswick.

Our nitrogen operations involve the production of nitrogen fertilizers and nitrogen feed and industrial products, including ammonia, urea, nitrogen solutions, ammonium nitrate and nitric acid. We have nitrogen facilities in Georgia, Louisiana, Ohio and Trinidad.

Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, phosphate feed and industrial acid, which is used in food products and industrial processes. We have phosphate mines and mineral processing plant complexes in northern Florida and North Carolina. We also have five phosphate feed plants in the United States and produce phosphoric acid at our Geismar, Louisiana facility.

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

[1]	Based on our nameplate capacity at December 31, 2013. See table under “Potash Operations — Production” for further information.

2	PotashCorp 2013 Annual Report on Form 10-K

•

approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a fertilizer company and a subsidiary of Sinochem Corporation, in 2005. In various transactions from 2006 through 2011, we increased our ownership interest to approximately 22%.

Potash Operations

Our potash operations include the mining and processing of potash, which is predominantly used as fertilizer.

Properties

All potash produced by the Company in Saskatchewan is in the southern half of the Province, where extensive potash deposits, or “Members”, are found. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporite, which lies about 1,000 metres below the surface. The evaporite deposits, which are bounded by limestone formations, contain potash beds of approximately 2.4 to 5.1 metres of thickness. Three potash deposits of economic importance occur in the Province: the Esterhazy, Belle Plaine and Patience Lake Members. The Patience Lake Member is mined at the Lanigan, Allan, Patience Lake and Cory mines, and the Esterhazy Member is mined at the Rocanville mine.

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

Near Sussex, New Brunswick, at our Penobsquis facility, we have been producing potash from the flank of an elongated salt structure. In December 2013, we announced the cessation of production of the existing underground operation at Penobsquis, which we currently expect to occur in the first half of 2014. We have been incurring costs at the Penobsquis underground operation in relation to management of a brine inflow and will continue to incur these costs after the cessation of operations in order to preserve mine infrastructure. In July 2007, we announced plans for a new potash mine and an expanded milling facility at the New Brunswick site (Picadilly). Construction of this new Picadilly mining facility is ongoing and is expected to be largely completed in 2014. Once construction is complete, the facility is expected to begin ramping up production in 2015. Once fully ramped up, the new mine is expected to have an annual operational capability of 1.8 million tonnes. The capital budget for the project is CDN $2.2 billion. As of December 31, 2013, we have incurred approximately CDN $1.8 billion in expansion costs for this project. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine. We, in conjunction with Corridor Resources Inc., have supplied the Penobsquis facility with natural gas to meet its fuel needs since 2003.

We have the right to mine 769,260 acres of land in Saskatchewan. Included in these holdings are mineral rights to 662,549 acres contained in blocks around our potash mines, of which we own approximately 27% of the acres, approximately 54% are under lease from the Province of Saskatchewan and approximately 19% are leased from other parties. Our remaining 106,711 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21-year terms, renewable at our option. Our significant leases with other parties are also for 21-year terms. Such other leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable lease with the Province of Saskatchewan. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999 and amended in 2005 to add additional land. We have the right to mine 58,263 acres of land in New Brunswick.

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

PotashCorp 2013 Annual Report on Form 10-K	3

In 2013, our conventional potash operations mined 24.9 million tonnes of ore at an average mineral grade of 22.4% potassium oxide (“K2O”). In 2013, our potash production from all our operations consisted of 7.8 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.0% K2O, representing 44% of North American production.

In 2013, our capacity represented an estimated 52% of the North American total capacity (based on our nameplate capacity, see table below for further information). We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, began employing a solution mining method in 1989. The other Saskatchewan mines we own employ conventional underground mining methods.

Our operations in New Brunswick are conventional cut and fill underground mining. In addition to potash production, our New Brunswick operations also produced 0.6 million tonnes of sodium chloride (salt) in 2013.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual Nameplate Capacity(1)	Annual Operational Capability 2014(2)	Annual Operational Capability 2013(2)	2013 Production			2012 Production			2011 Production
	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Average Grade % K2O Eq.	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Average Grade % K2O Eq.	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Average Grade % K2O Eq.	Finished Product (Millions of tonnes)
Lanigan(3)	3.8	1.7	3.4	7.6	21.0	2.2	5.7	20.8	1.6	10.5	21.2	3.0
Rocanville	3.0	2.6	2.8	6.4	23.1	2.0	4.8	23.9	1.6	7.1	24.2	2.4
Allan	3.0	2.5	2.5	3.5	24.0	1.2	3.5	24.1	1.2	3.2	23.6	1.0
Cory(3)	3.0	1.7	2.6	5.4	22.6	1.5	4.7	23.6	1.3	3.1	23.1	0.8
Patience Lake(4)	0.3	0.3	0.3			0.3	—	—	0.3	—	—	0.4
New Brunswick(5)	0.8	0.2	0.8	2.0	22.5	0.6	2.3	22.6	0.7	2.3	22.7	0.7
Esterhazy(6)	—	—	—			—	—	—	1.0	—	—	1.0
Total	13.9	9.0	12.4	24.9		7.8	21.0		7.7	26.2		9.3

(1)	Represents estimates of capacity as of December 31, 2013. Estimates based on capacity as per design specifications for those projects constructed or Canpotex entitlement runs once complete. In the case of Patience Lake, amount reflects current operational capability. Estimates for all other facilities do not necessarily represent operational capability.
(2)	Estimated annual achievable production level at current staffing and operational readiness (estimated at beginning of year). Estimates do not include inventory-related shutdowns and unplanned downtime.
(3)	Operational capability significantly lower than prior year estimates (and nameplate capacity) due to operational and workforce changes announced in December 2013. Potential exists to reach 2013 estimated operational capability with increased staffing and operational ramp-up, although timing is uncertain.
(4)	Solution mine.
(5)	Operational capability significantly lower than prior year estimates (and nameplate capacity) due to operational and workforce changes announced in December 2013. Potential exists to reach 2013 estimated operational capability upon completion and ramp-up of new mine (Picadilly).
(6)	Product tonnes received at Esterhazy were based on a mining and processing agreement with Mosaic and a related settlement agreement. Under the settlement agreement, the mining and processing agreement terminated on December 31, 2012. For further information, see “Potash Operations — Properties” on page 3 in Item 1 of this report.

The mining of potash is a capital-intensive business subject to the normal risks and capital expenditure requirements associated with mining operations. The processing of ore may be subject to delays and costs resulting from mechanical failures and such hazards as unusual or unexpected geological conditions, subsidence, water inflows, and other conditions involved in mining ore.

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 43 to 45 years. In

Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole.

The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 30 years. In New Brunswick, reserves are estimated by identifying material in place that is delineated by drilling or mining with results projected conservatively from these intersections.

4	PotashCorp 2013 Annual Report on Form 10-K

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

A historical extraction ratio from the 30 to 45 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2013 for each of our potash mines is as follows:

	Proven Mineral Reserves (Millions of tonnes recoverable ore)	Probable Mineral Reserves (Millions of tonnes recoverable ore)	Total Mineral Reserves (Millions of tonnes recoverable ore)(1)(2)(3)	Average Grade % K2O Eq(4)(5)	Years of Remaining Mine Life(6)
Allan(7)	75	202	277	25.0	80
Cory(7)	64	183	247	24.7	56
Lanigan(7)	91	467	558	21.5	71
Rocanville	138	343	481	23.5	79
Patience Lake(8)	—	—	—	—	—
New Brunswick(9)	184	—	184	24.6	84

(1)	There has been no third party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.31 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 3.07, Cory 3.73, Lanigan 3.42, Rocanville 3.06 and New Brunswick 3.13.
(4)	From in-mine samples.
(5)

While the term “potash” refers to a wide variety of potassium-bearing minerals, at our deposits the predominant potash mineralization is sylvinite, which is comprised mainly of the minerals sylvite (KCl/potassium salt) and halite (NaCl/rock salt) with minor amounts of carnallite (KCl•MgCl2 •6 H2O) and water insolubles. Potash fertilizer is concentrated, nearly pure KCl (i.e. with a purity greater than 95%), but ore-grade is traditionally reported on a % K2O basis. The “% K2O equivalent” gives a standard measurement of the nutrient value of different potassium-bearing rocks and minerals. To convert from K2O equivalent tonnes to actual KCl tonnes, multiply by 1.583.

(6)	Estimates are based upon proven and probable reserves and average annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 3.44, Cory 4.38, Lanigan 7.91, Rocanville 6.10 and New Brunswick 2.19. Mining rates are constrained by the equipment and manpower utilized at each mine so that our production capacity at each mine depends, in part, on the ore concentration encountered at each mine. Years of remaining mine life are based on applying the average annual mining rate to reported reserves.
(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at each of Allan, Cory and Lanigan we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone, and at Lanigan the mineral reserves are in B Zone.
(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The Patience Lake operation accounted for only 3.9% of the Company’s potash production in 2013.
(9)	The Penobsquis portion of our New Brunswick operations (which represents 25 millions of tonnes of Proven Mineral Reserves and 11 Years of Remaining Mine Life at our New Brunswick operations) will cease production in the first half of 2014, but we will continue to manage brine inflows to preserve underground mine infrastructure.

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

In New Brunswick, where geology is complex, mineral resource categories are generally characterized by the Company as follows:

•	areas with many drillhole intersections within a seismically defined area and with consistent stratigraphy, mineralogy and potash quality are reported in the measured mineral resource category;

PotashCorp 2013 Annual Report on Form 10-K	5

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

The Company’s estimated mineral resource tonnage as of December 31, 2013 for each of our mines is as follows:

	Mineral Resource
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)	Average Grade %K2O Eq(1)
Allan(2) (A Zone)	232	250	1,389	25.0
(B Zone)	1,197	253	1,406	21.5
Cory(2) (A Zone)	258	293	970	24.7
(B Zone)	1,284	297	982	21.5
Lanigan(2) (A Zone)	2,037	1,644	365	25.2
(B Zone)	461	2,219	493	21.5
Rocanville	428	701	1,631	23.5
Patience Lake(3)	—	—	—	—
New Brunswick(4)	—	153	319	24.6

(1)	See footnote 5 to the table under “Potash Operations — Reserves”.
(2)	See footnote 7 to the table under “Potash Operations — Reserves”.
(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 to the table under “Potash Operations — Reserves”, it is not possible to estimate reliably the resource tonnage from this operation at present.
(4)	The Penobsquis portion of our New Brunswick operations (which represents 95 millions of tonnes of Indicated Resources and 0 tonnes of Inferred Resources at our New Brunswick operations) will cease production in the first half of 2014, but we will continue to manage brine inflows to preserve underground mine infrastructure.

The scientific and technical information included in the “Potash Operations” section of this annual report on Form 10-K has been prepared by or under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101. For our Saskatchewan and New Brunswick operations, Michael Hogan, P. Eng. (President, PCS Potash) is the qualified person who supervised the preparation of the information and who verified the data disclosed herein.

Data for the mineral reserve and mineral resource estimates for our Saskatchewan mines reported herein were verified by PotashCorp staff as follows:

•	annual review of underground potash sample information (boreholes and in-mine ore samples);

•	annual review of surface geophysical exploration results (3D and 2D seismic data);

•	annual cross-checking of mined tonnages reported by minesite technical staff with tonnages estimated from mine survey information; and

•	annual cross-checking of reserve and resource computations carried out by technical staff.

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

Plant Locations	Nitrogen Products Produced
Augusta, GA	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, LA(1)	Ammonia, urea, nitric acid and nitrogen solutions
Lima, OH	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

(1)	In 2013, we resumed ammonia production at Geismar.

6	PotashCorp 2013 Annual Report on Form 10-K

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

The following table sets forth the annual capacity and, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1) (Millions of Tonnes)
	Annual Capacity	2013 Production	2012 Production	2011 Production
Trinidad	2.2	1.9	2.0	2.1
Augusta, GA	0.8	0.7	0.6	0.7
Lima, OH	0.6	0.6	0.6	0.6
Geismar, LA	0.5	0.4	—	—
Total	4.1	3.6	3.2	3.4

(1)	A substantial portion is upgraded to value-added products.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the United States, we may enter into natural gas hedging transactions with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 100% of its requirements in 2014 and 2015, and 95% from 2016 to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 83% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Phosphate Operations

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements, purified phosphoric acid which is used in food products and industrial processes, hydrofluosilicic acid (“HFSA”) and silicon tetrafluoride (“STF”).

Properties

We conduct our phosphate operations primarily at two facilities, one a 75,198-acre facility near Aurora, North Carolina and the other a 99,588-acre facility near White Springs in northern Florida. The Aurora facility includes a 6.0 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, four superphosphoric acid (“SPA”) plants, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

Our White Springs facility is the third largest phosphoric acid producer, by capacity, in the United States. The White Springs facility includes a mine and two production facilities, Suwannee River and Swift Creek, with two sulfuric acid plants, one phosphoric acid plant, two MAP plants, a SPA plant, a dicalcium phosphate plant and a DFP plant located at the Suwannee River complex and two sulfuric acid plants and a SPA plant located at the Swift Creek complex. In December 2013, we announced the shutdown of the Suwannee River chemical plant, except the granulation plant, in the second half of 2014.

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility, we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos Holdings, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Weeping Water, Nebraska; and Joplin, Missouri;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

PotashCorp 2013 Annual Report on Form 10-K	7

Plant Locations	Primary Products Produced
Aurora, NC	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA
White Springs, FL(1)	SPA, MAP, MGA(2), animal feed
Cincinnati, OH	Blended purified acid products, potassium phosphates
Geismar, LA(3)	MGA
Marseilles, IL	Animal feed
Weeping Water, NE	Animal feed
Joplin, MO	Animal feed

(1)	In 2005, production of DFP at this location was suspended indefinitely.
(2)	All of the MGA is consumed internally in the production of downstream products.
(3)	In 2006, production of superphosphoric acid and ammonium polyphosphate products at this location was suspended indefinitely.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove limestone and matrix to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2013, the Aurora facility’s total production of phosphate rock was 4.9 million tonnes and the White Springs facility’s total production of phosphate rock was 2.8 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers in June 2009. The permit authorizes mining in excess of 30 years.

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

Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce purified phosphoric acid, DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia and much of this ammonia is purchased from third parties. Ammonia to White Springs and Aurora is primarily supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is also supplied through rail deliveries from our Lima, Ohio production facility and our Geismar, Louisiana storage facility.

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

8	PotashCorp 2013 Annual Report on Form 10-K

The following tables set forth, for each of the last three years, the Company’s production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock (Millions of tonnes)
	Annual Capacity	2013		2012		2011
		Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.9	26.79	4.1	26.96	4.6	27.28
White Springs, FL	3.6	2.8	30.32	2.7	30.34	2.7	29.73
Total	9.6	7.7		6.8		7.3

Phosphoric Acid (Millions of tonnes P2O5)
	Annual Capacity	2013 Production	2012 Production	2011 Production
Aurora, NC	1.2	1.1	1.0	1.2
White Springs, FL(1)	1.0	0.8	0.9	0.9
Geismar, LA	0.2	0.1	0.1	0.1
Total	2.4	2.0	2.0	2.2

(1)	In December 2013, we announced the shutdown of the Suwannee River chemical plant, except the granulation plant, in the second half of 2014.

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

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2013 at a stated average grade of 30.66% P2O5.

	Tonnes of Phosphate Rock (Millions of tonnes) Stated Average Grade 30.66% P2O5
	Proven Reserves	Probable Reserves	Total Reserves
Aurora
Permitted	45.0	1.0	46.0
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	29.0	—	29.0
To Be Permitted	1.5	—	1.5
Total	129.3	7.8	137.1

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 27 years. This mine life is based on an average annual production rate of approximately 3.99 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2013. If mineral deposits covered by the permit at Aurora and now reclassified as resources are included, the mine life at Aurora would be about 45 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

PotashCorp 2013 Annual Report on Form 10-K	9

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 11 years, based on an average annual production rate of approximately 2.71 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2013. After giving effect to the closure of the Suwanee River chemical plant, we forecast a mine life of approximately 16 years based on an average forecasted annual production rate of approximately 1.91 million tonnes of 30.66% concentrate.

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

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2013 for each of our mines is as follows:

	Mineral Resource (30.66% P2O5 )(1)
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)
Aurora	172.6	4.6	—
White Springs	73.2	0.1	—

(1)	Resources are different from reserves and are not in addition to reserves. Resources are defined as tonnes in situ before recovery factors have been applied.

The scientific and technical information included in the “Phosphate Operations” section of this annual report on Form 10-K has been prepared by “qualified persons” under Canadian National

Instrument 43-101. The qualified persons who prepared and verified the information at each site are I.K. Gilmore CPG, PG (Senior Mining Geologist, Groundwater Management Associates, Inc.) for Aurora and Cameron Lynch, P.E. (PCS Phosphate — White Springs, Superintendent Mine Planning/Mine Services) at White Springs.

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

Marketing

We sell to a diverse group of customers both by geography and by end product and, apart from sales of potash to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of our total sales in 2013. Market conditions will vary on a period-over-period basis, and sales can be expected to shift from one period to another.

The following table summarizes our sales (in millions of US dollars) from potash, nitrogen and phosphate products (by geographical distribution) in the past three fiscal years.

	2013	2012	2011
Potash
Canada	$165	$200	$142
United States	1,285	1,287	1,580
Canpotex(1)	1,253	1,492	1,956
Other	260	306	305
Total	$2,963	$3,285	$3,983
Nitrogen
Canada	$16	$17	$10
United States	1,842	1,871	1,888
Other	417	462	356
Total	$2,275	$2,350	$2,254
Phosphates
Canada	$184	$171	$173
United States	1,349	1,487	1,507
PhosChem(1)	97	248	563
Other	437	386	235
Total	$2,067	$2,292	$2,478

(1)	See discussion below for information regarding Canpotex and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

10	PotashCorp 2013 Annual Report on Form 10-K

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

For financial information about our business segments and North American and offshore sales, see the information under “Potash — Our Potash Business” and “Potash — Potash Performance” on pages 54, 55 and 58 through 62, “Nitrogen — Our Nitrogen Business” and “Nitrogen — Nitrogen Performance” on pages 65 and 67 through 70 and “Phosphate — Our Phosphate Business” and “Phosphate — Phosphate Performance” on pages 73 and 75 through 78 in our 2013 Annual Integrated Report, attached as Exhibit 13, and Note 16, “Segment Information” to the Company’s audited consolidated financial statements, incorporated by reference under Items 7 and 8 in this report. Information with respect to the geographical locations of certain non-current assets is disclosed in Note 16, “Segment Information” to the Company’s 2013 audited consolidated financial statements, incorporated by reference under Item 8 in this report.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. PCS Sales (Canada) Inc. and PCS Sales (USA), Inc. execute marketing and sales for our potash, nitrogen and phosphate products in North America and offshore marketing and sales for our New Brunswick potash. PhosChem, an association formed under the US Webb-Pomerene Act, was the principal vehicle through which we executed offshore marketing and sales for our dry phosphate fertilizers. See “Offshore Marketing” below.

North American Marketing

Potash

In 2013, North American sales of potash products represented 49% of our total potash sales, a significant portion of which were attributable to potash customers in the United States. Typically, our North American potash sales are greater in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

Nitrogen

In 2013, North American sales of nitrogen products represented 82% of our total nitrogen sales and our total non-fertilizer products accounted for 70% of our total nitrogen sales, substantially all of which were attributable to nitrogen customers in the US. In 2013, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

Ammonia we purchase is used in our operations and is sold to third party customers by PCS Sales (USA), Inc.

Phosphate

In 2013, North American sales of phosphate products represented 74% of our total phosphate sales, a significant portion of which were attributable to phosphate customers in the United States. In 2013, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers.

Offshore Marketing

Potash

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

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2013, we supplied 49.05% of Canpotex’s requirements. At the end of 2012 our mining and processing agreement with Mosaic at Esterhazy ended, reducing our 2013 Canpotex sales entitlement. We expect this loss to be offset by Canpotex allocation runs at our Allan and Rocanville facilities through 2016. Canpotex generally sells potash to private and public firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

PotashCorp 2013 Annual Report on Form 10-K	11

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2013	2012	2011
China	15%	12%	17%
India	10	5	9
Other Asian countries	41	49	43
Latin America	28	29	26
Other countries	6	5	5
Total	100%	100%	100%

For 2013, sales to Canpotex represented 42% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 9% of our total potash sales in 2013.

Nitrogen

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2013, our offshore sales of nitrogen products represented 18% of our total nitrogen sales.

Phosphate

Since 1975, PhosChem has exported US-produced phosphate fertilizers of its members pursuant to the US Webb-Pomerene Act, which provides a limited US anti-trust exemption for actions in export trade or the course of export. Most recently, the members of PhosChem were PCS Sales (USA), Inc. and Mosaic Crop Nutrition LLC. The PhosChem members had agreed, except for certain sales that are reserved individually to the PhosChem member companies, to export their fertilizer products exclusively through PhosChem. PhosChem negotiated prices and other terms for such export sales of its members’ phosphate fertilizer products that were made through PhosChem. Since 1995, pursuant to the terms of the PhosChem membership agreement, Mosaic Global Operations Inc. was responsible for the marketing of solid fertilizers and PCS Sales (USA), Inc. was responsible for the marketing of liquid merchant grade phosphoric acid in export trade. Total sales for 2013 (on a P2O5 basis) were apportioned as follows: 90.9% to Mosaic Crop Nutrition LLC and 9.1% to PCS Sales (USA), Inc.

Revenue from sales to PhosChem accounted for 5% of our total phosphate sales in 2013. Other offshore phosphate sales accounted for 21% of our total phosphate sales in 2013. In 2013, 58% of PhosChem’s sales volume was in the form of DAP.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for the past three calendar years in the various geographical regions.

	2013	2012	2011
India	14%	28%	54%
China	—	—	—
Other Asian countries	16	13	8
Latin America	55	40	27
Other countries	15	19	11
Total	100%	100%	100%

Effective December 31, 2013, PhosChem will no longer act as the export sales association on behalf of PCS Sales (USA), Inc. or its other member, and will be dissolved.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) laws, policies and actions affecting foreign trade; (ii) other economic, political and regulatory policies of foreign governments, (iii) changes in foreign currency and exchange controls; and (iv) fluctuations in foreign currency exchange rates.

Transportation and Distribution

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2013, we leased or owned 236 terminal and warehouse facilities, some of which have multi-product capability, for a total of 317 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also lease or own approximately 9,922 railcars. In the offshore market, the Company leases one warehouse in China, one in Malaysia and has one dry bulk fertilizer port terminal in Brazil through a joint venture.

Potash

Transportation costs are a significant component of the total cost of potash. Producers have an advantage in serving markets close to their sources of supply (e.g., Saskatchewan producers in the Midwestern United States, New Brunswick producers on the US Eastern Seaboard and New Mexico producers in the Southern and Western United States). International shipping cost variances permit offshore producers (including those in the former Soviet Union, Germany and the Middle East) to compete effectively in some of our traditional markets.

12	PotashCorp 2013 Annual Report on Form 10-K

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

Nitrogen

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 68 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from Trinidad primarily to markets in the United States and also to Latin America and Europe. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.

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

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the United States. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to North American destinations by rail. Ammonia to White Springs and Aurora is primarily supplied through an ammonia tank lease in Tampa, Florida. Ammonia to Aurora is also supplied through rail deliveries from our Lima, Ohio production facility and Geismar, Louisiana storage facility.

Much of the Geismar facility’s phosphoric acid is delivered via pipeline to a nearby customer. The balance of the facility’s phosphate products is shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Competition

Potash

Potash is a commodity, characterized by minimal product differentiation, and, consequently, producers compete based on price, quality and service. We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. The Mosaic Company, Agrium Inc. and Intrepid Potash Inc. are our main competitors in North America, along with offshore imports into the US Gulf and East Coast, primarily from ICL, SQM and Uralkali. In offshore markets, Canpotex and PCS Sales compete with producers such as Belaruskali, Uralkali, ICL, K+S Group and SQM.

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

Our nitrogen production serves both fertilizer and industrial customers. Our US plants primarily supply industrial customers, and Trinidad supplies both our fertilizer and industrial customers. Our US production has benefited recently from the low cost of natural gas. In Trinidad, our natural gas contracts are primarily indexed to Tampa, Florida ammonia prices. Within North America, sales are regionalized due to transportation costs. In the US market, we compete with other domestic producers, including CF Industries Holdings, Inc., Agrium Inc. and Koch Industries, Inc., and with imported product from suppliers in the Middle East, North Africa, Trinidad, Russia and China.

Phosphate

Markets for phosphate fertilizer products are highly competitive. Our principal advantage at Aurora and White Springs is that we operate integrated phosphate mine and phosphate processing complexes, while some of our North American competitors are

PotashCorp 2013 Annual Report on Form 10-K	13

required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring higher rock processing costs.

Our competitors for North American phosphate fertilizer sales are The Mosaic Company, CF Industries Holdings, Inc., Mississippi Phosphates Corporation, J.R. Simplot Company and Agrium Inc. and offshore imports primarily from Morocco and Russia.

In offshore markets, we compete primarily with OCP SA, as well as Russian and Chinese producers.

Within the animal feed supplement business in the phosphate segment, opportunities exist to differentiate products based on nutritional content, thereby making it less commodity-like. We have a significant presence in the domestic feed supplement market segments. We compete with The Mosaic Company, J.R. Simplot Company and Chinese and Russian producers for feed sales.

Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. We market industrial phosphate products principally in the United States and we compete with Innophos Holdings, Inc., ICL and Chinese producers for North American industrial sales.

Employees

At December 31, 2013, we employed 5,787 people, of whom 2,009 were salaried and 3,778 were hourly paid. Of these 5,787 employees, our potash operations employed 2,912 people, our nitrogen operations 789 and our phosphate operations 1,637. Our sales and transportation and distribution functions were handled by 100 employees in Northbrook, Illinois and various other locations in the United States and by 17 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices had a corporate staff of 332.

The number of employees at December 31, 2013 does not fully reflect the announced operating and workforce changes announced in December 2013, which, once finalized, will reduce the number of employees by approximately 1,045. Upon completion of these changes, we expect that our potash operations will employ approximately 2,361 people, our nitrogen operations will employ approximately 792 people, our phosphate operations will employ approximately 1,290 people, and our total workforce will be approximately 4,855.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Plant Location	Collective Bargaining Agreement Expiry Date
Allan, SK	April 30, 2014
Cory, SK	April 30, 2014
Patience Lake, SK	April 30, 2014
Lanigan, SK	January 31, 2015
Rocanville, SK	May 31, 2015
Cincinnati, OH	November 1, 2015
Lima, OH	November 1, 2017
White Springs, FL	December 1, 2014

In 2013, we successfully negotiated a one-year extension of the collective bargaining agreement for White Springs.

We believe we have an effective working relationship with our employees, and the unions representing them.

Royalties and Taxes

Royalties and Other Taxes

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profit tax, collectively known as the potash production tax. The potash production tax totaled $113 million in 2013. As a resource corporation in the Province of Saskatchewan, we are also subject to a resource surcharge that is a percentage of the value of our resource sales (as defined in The Corporation Capital Tax Act of Saskatchewan). In 2013, the total resource surcharge paid was $75 million.

In addition to the potash production tax and resource surcharge, there are royalties, taxes and rental fees payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others by potash producers in respect of potash sales, production or property in the Provinces of Saskatchewan and New Brunswick that are included in cost of goods sold. The amount paid in 2013 for these royalties, taxes and fees totaled $94 million.

There are property and other taxes payable to US governments, municipalities and other entities that are included in cost of goods sold. The amount paid in 2013 for these property and other taxes totaled $25 million.

For 2013, miscellaneous taxes paid (not included above) totaled $6 million.

14	PotashCorp 2013 Annual Report on Form 10-K

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes decreased due to lower income before taxes. Effective tax rates were as follows:

	2013	2012
Actual effective tax rate on ordinary earnings	26%	25%
Actual effective tax rate including discrete items	28%	28%

Total discrete tax adjustments that impacted the rate in 2013 resulted in an income tax expense of $55 million (2012 — $27 million). Significant items to note included the following:

•

In 2013, a tax expense of $8 million was recorded to adjust the 2012 income tax provision to the tax returns filed for that year (2012 — $17 million expense to adjust the 2011 income tax provision to the tax returns filed for that year).

•	In 2013, a net tax expense of $13 million was recorded to adjust the deferred tax asset related to foreign tax loss carryforwards to the amount expected to be realized upon utilization.

•	In 2013, a deferred tax expense of $11 million was recorded as a result of a Canadian income tax rate increase.

•	In 2013, a deferred tax expense of $10 million was recorded as a result of a planned distribution of earnings from a foreign jurisdiction.

•	In 2012, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the 2012 actual effective tax rate including discrete items by 3%.

Environmental Matters

Our operations are subject to numerous environmental requirements under federal, provincial, state and local laws and regulations of Canada, the United States and Trinidad and Tobago. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation, groundwater quality, and solid and hazardous waste management. Many of these laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.

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

Our operating expenses, other than costs associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations for 2013 were $135 million (2012 — $153 million, 2011 — $131 million).

The Company routinely undertakes environmental capital projects. In 2013, capital expenditures of $83 million (2012 — $81 million, 2011 — $69 million) were incurred to meet pollution prevention and control as well as other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2014 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives as well as other environmental objectives.

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

PotashCorp 2013 Annual Report on Form 10-K	15

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

For 2013, the Company had set a goal of reducing greenhouse gas emissions per tonne of product from 2012 levels. The Company did not achieve a reduction due to the restart of our Geismar ammonia plant where we produce a greater proportion of more greenhouse gas intensive products. For 2014, the Company has set a target of reducing greenhouse gas emissions per tonne of nitrogen product by 4 percent from 2013 levels.

We continue to monitor the international efforts to address climate change.

In addition to the foregoing, the information under the first three bullets under “Nitrogen and Phosphate” and the bullet under “General,” in each case contained in the third paragraph of “Legal and Other Matters” of Note 27 “Contingencies and Other Matters” on pages 163 and 164 of the Company’s audited consolidated financial statements in our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Asset Retirement Obligations

Provisions are recognized when: (1) the Company has a present legal or constructive obligation as a result of past events; (2) it is probable that an outflow of resources will be required to settle the obligation; and (3) the amount has been reliably estimated. We have recorded in the Company’s audited consolidated financial statements provisions for decommissioning obligations (also known as asset retirement obligations) primarily related to mining and mineral activities. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 14 of the Company’s audited consolidated financial statements in the 2013 Annual Integrated Report for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans that are economically sound and that, in most cases, may not be implemented for several decades. We have continued to use appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2013, we had accrued a total of $569 million for asset retirement obligations. The current portion totaled $36 million.

In addition, the information contained in paragraphs four through six of “Supporting Information” of Note 28, “Guarantees” to the Company’s audited consolidated financial statements in our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Site Assessment and Remediation

We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. The US Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and other US federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. We have incurred and expect to continue to incur costs and liabilities because of our current and former operations, including those of divested and acquired businesses. We have generated and, with respect to our current operations, continue to generate substances that could result in liability for us under these laws.

We have accrued $29 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $5 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters to the extent the incurrence of the costs are likely and can be reasonably estimated.

In addition to the foregoing, the information under the first two paragraphs (including any bullets thereunder) of “Legal and Other Matters” of Note 27, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 162 and 163 of the Company’s 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

It is often difficult to estimate and predict the potential costs and liabilities associated with these programs, and there is no guarantee that we will not in the future be identified as potentially responsible for additional costs under these programs, either as a

16	PotashCorp 2013 Annual Report on Form 10-K

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

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 20, 2014 is as follows:

Name	Age	Served Since	Current Position Held
William J. Doyle	63	1987	President and Chief Executive Officer
Wayne R. Brownlee	61	1988	Executive Vice President, Treasurer and Chief Financial Officer
G. David Delaney	53	1997	Executive Vice President and Chief Operating Officer
Stephen F. Dowdle	63	1999	President, PCS Sales
Brent E. Heimann	53	1997	President, PCS Phosphate and PCS Nitrogen
Michael T. Hogan	55	1989	President, PCS Potash
Joseph A. Podwika	51	1997	Senior Vice President, General Counsel and Secretary
Robert A. Jaspar	55	1997	Senior Vice President, Information Technology
Daphne J. Arnason	58	1988	Vice President, Global Risk Management
Denis A. Sirois	58	1978	Vice President and Corporate Controller
Denita C. Stann	45	2006	Vice President, Investor and Public Relations
Lee M. Knafelc	46	1998	Vice President, Human Resources and Administration
Mark F. Fracchia	59	1984	Vice President, Safety, Health and Environment
Darryl S. Stann	46	2003	Vice President, Procurement
William L. Flahr	57	1995	Vice President, Internal Audit

Each of the executive officers have held the position indicated above for the previous five years except as follows:

Name	Dates of Service	Position Held
G. David Delaney	March 2000 — July 2010	President, PCS Sales
Stephen F. Dowdle	December 2005 — July 2010	Senior Vice President, Fertilizer Sales, PCS Sales
Brent E. Heimann	February 2007 — February 2011	Vice President, PCS Phosphate and PCS Nitrogen
Michael T. Hogan	January 2007 — February 2010	General Manager, APC
	March 2010 — June 2012	Vice President, Potash Operations
	July 2012 — December 2012	Senior Vice President, PCS Potash
Daphne J. Arnason	July 2003 — June 2013	Vice President, Internal Audit
Denita C. Stann	January 2009 — December 2010	Senior Director, Investor Relations
Lee M. Knafelc	September 2007 — December 2010	Senior Director, Human Resources
Mark F. Fracchia	January 2007 — February 2011	General Manager, PCS Potash, New Brunswick Division
Darryl S. Stann	September 2006 — June 2010	Vice President, Marketing, PCS Sales
	July 2010 — February 2011	Vice President, Industrial Sales, PCS Sales
William L. Flahr	July 2006 — June 2009	Finance Deputy General Manager, APC
	July 2009 — January 2012	Senior Director, Finance Projects
	February 2012 — January 2013	Finance Deputy General Manager, APC
	February 2013 — November 2013	Acting General Manager, APC

PotashCorp 2013 Annual Report on Form 10-K	17

Presentation of Financial Information

We have three principal business segments: potash, nitrogen and phosphate. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 16, “Segment Information” to the Company’s audited consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, incorporated by reference under Item 8 of this report.

International Financial Reporting Standards, as issued by the International Accounting Standards Board (“IFRS”)

We are a foreign private issuer in the United States that voluntarily files our audited consolidated financial statements with the SEC on US domestic forms. We are permitted to file our audited consolidated financial statements with the SEC under IFRS, without a reconciliation to US generally accepted accounting principles (“US GAAP”). As a result, we do not prepare a reconciliation of our results to US GAAP. It is possible that certain of our accounting policies could be different from US GAAP.

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

We make available, free of charge through our website, www.potashcorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available, free of charge, through our website, our filings with Canadian securities regulatory authorities as soon as reasonably practicable after such material is electronically filed with the Canadian securities regulatory authorities. The Canadian securities regulatory authorities maintain a website (www.sedar.com) that contains our filings with the Canadian securities regulatory authorities. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 1A. Risk Factors

Our performance and future operations are affected by a wide range of risk factors. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated Risk Management Framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “Global risk perspective” on pages 24 to 26 in our 2013 Annual Integrated Report, attached as Exhibit 13 and incorporated herein by reference. See “Forward-Looking Statements” earlier in this report.

A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Integrated Report, attached as Exhibit 13, on pages 26 to 28.

Set forth below are the most significant risks and uncertainties that affect the Company and its businesses:

Global demand for our products may differ from our expectations

We have taken major steps to prepare for an anticipated increase in potash demand in future years. We have undertaken several key expansion and debottlenecking projects at significant capital cost to substantially increase our potash production capability. Some of these projects began to ramp-up operational capability in 2012 and the remaining projects at our Rocanville and New Brunswick facilities will come on stream over the next several years.

We estimate the future level of demand for our products and attempt to meet this anticipated growing demand by increasing our operational capability at certain facilities. Accurate estimates allow us to prevent either surplus inventory or missed sales opportunities. However, inaccurate estimates can lead to decreased profits. Reduced market demand can lead to underutilization of our production facilities. To the extent that we underutilize capacity, operating efficiencies decline, which negatively impacts our financial performance. Growth in developing markets was less robust than expected, particularly in our potash and phosphate business, and has contributed to challenging market conditions. In December 2013 we announced operating and workforce changes intended to optimize our lowest cost operations, while retaining the ability to respond to expected demand levels and the product needs of our customers.

Our customers’ decisions regarding the purchase of our products are affected by variable market, governmental, seasonal, economic and weather conditions. As a result, our customers’ purchasing decisions can be difficult to accurately predict. Farmers’ decisions about application rates for crop nutrients vary from year to year

18	PotashCorp 2013 Annual Report on Form 10-K

depending on a number of factors including, among others, crop prices, governmental actions, input costs, planting conditions and the level of the crop nutrient remaining in the soil following the previous harvest. Therefore, the timing of customer purchases will vary each year, and fertilizer sales can be expected to shift between periods. Our annual and quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules, application decisions, and purchasing patterns.

We have responded to changes in our industry and the markets we serve by making operating and workforce changes that are subject to risks and uncertainties.

These activities have included reduction in workforce, reducing, suspending or ceasing production at certain facilities and closing certain facilities. These actions are intended to optimize our lowest cost operations while retaining the ability to respond to expected demand levels and product needs of our customers. Risks associated with the operating and workforce changes include not realizing anticipated cost savings, delayed timing of cost savings, employee attraction, engagement and retention issues, incurring unanticipated costs, and potential inability to respond in a timely basis to an unexpected increase in market demand for our products. If estimates of future demand prove to be inaccurate or our operating and workforce changes do not have the intended effects, it could negatively affect our performance.

Increased competitive supply can create an imbalance between supply and demand.

Generally, fertilizer products are bulk commodities characterized by minimal product differentiation within product categories. Consequently, the market for fertilizer products is subject to competitive marketing pressures and cyclicality. Our competitors have undertaken, and may undertake in the future, expansion or greenfield projects to increase fertilizer production capability and may increase production of fertilizer in response to market conditions or otherwise. An increase in the competitive supply of fertilizer that outpaces the growth in world consumption generally leads to oversaturation in the market and price reductions. A supply shortage can increase prices as customers compete for available product. As in many commodity businesses, during periods of lower prices, there tends to be less investment in capacity expansion, while periods of higher prices typically lead to new supply projects and increased production.

Commodity price cyclicality varies within the fertilizer industry. The nitrogen industry, for example, is generally characterized by many producers around the world, lower capital costs of entry and shorter construction times. As a result, nitrogen is prone to substantial price volatility. In contrast, quality potash deposits are rare and capital costs are very high. Although potash prices have historically been less volatile than nitrogen prices, they have more recently experienced increased volatility as a result of market developments.

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

Transportation is a significant element of the sale of our products to customers. Accessing cost effective, timely and dependable transportation and port storage and other distribution facilities is important in allowing us and any export, sales and marketing companies, to supply customers near our operating facilities and around the world. Labor disputes, accidents, adverse weather or other environmental events, short term swings in demand for our products, increased shipping demand for other products, adverse economic conditions, a change in our relationships with other members of export, sales or marketing companies, or changes in credit markets and changes to rail or ocean freight systems could interrupt delivery or limit available transport services, which could result in customer dissatisfaction, loss of sales and could negatively affect our financial performance.

Certain complications may arise in our mining process, including water inflows in our potash mines.

The mining process is a complex process subject to certain geological conditions and hazards, including industrial and environmental hazards. For example, the presence of water-bearing strata in many underground mines poses the risk of water

PotashCorp 2013 Annual Report on Form 10-K	19

inflows. It is sometimes difficult to predict if or when water inflow will occur at our mines. We currently manage water inflow at our Penobsquis mine. Additional water inflows at this or other mines could increase the costs required to operate such mines, increase the risk of personal injury, lead to production delays or stoppages, or the abandonment of a mine. The risk of underground water inflows, as with other underground risks, is currently not insured. Any of these risks and hazards relating to our mining process could negatively affect our performance.

Increases in the price or reduced availability of raw materials that we use could negatively impact our financial performance.

Natural gas, ammonia and sulfur are key raw materials for the manufacture of our products and represent a substantial part of our production and energy costs. Natural gas is utilized as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a key raw material used in the production of our concentrated phosphate products. Natural gas is also a significant energy source used in the potash mining and milling process. The cost of our raw materials may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. The price of our raw materials can fluctuate widely for a variety of reasons, including changes in availability because of additional capacity or limited availability due to curtailments or other operating problems. Other external factors beyond our control can also cause volatility in raw materials prices, including, without limitation, general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances and governmental regulation in the United States and abroad.

For example, we have experienced natural gas curtailments at our Trinidad facility over the last several years due to decreased investment in gas exploration and development activity and major maintenance activities being conducted at natural gas facilities. While recent changes in government policy in Trinidad have led to an increase in natural gas exploration and development activity, and the major maintenance activities have now been concluded, we expect some curtailments of natural gas to continue. These types of curtailments or other reductions in the availability of raw materials could adversely affect our ability to produce our products on a cost effective basis.

As the majority of our products are commodities, there can be no assurance that we will be able to pass through increased costs of raw materials to our customers through the end products. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our products could negatively impact our financial performance.

Anti-trust laws to which we are subject may change.

We are subject to anti-trust laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in anti-trust laws globally, or the interpretation, administration or enforcement thereof, may limit our future acquisitions, or the operations of Canpotex. We have included additional information with respect to certain anti-trust matters in Note 27 of the Company’s audited consolidated financial statements in our 2013 Annual Integrated Report, attached as Exhibit 13.

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

Sustaining and growing our business depends on the recruitment, development, and retention of qualified and motivated employees. Although we strive to be an employer of choice in our industry, competition for skilled employees in certain geographical areas in which we operate can be significant and we may not be successful in attracting, retaining or developing such skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. In response to market conditions, we have made operating and workforce changes. These changes may impact existing employees engagement and retention and our ability to attract qualified and motivated employees in the future. The inability to attract, develop, or retain quality employees could negatively impact our ability to take on new projects and sustain operations, which might negatively affect our operations or our ability to grow.

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

20	PotashCorp 2013 Annual Report on Form 10-K

Environmental laws and regulations impact our operations.

Our operations are subject to environmental laws and regulations. We incur significant costs and associated liabilities in connection with these laws and regulations. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of these laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Increased regulation, including that of greenhouse gases and other emissions from our operations, could increase our raw material, energy, transportation, and compliance costs and may have a negative effect on our performance.

Our capital projects involve significant risks.

We have undertaken significant expansion projects. Our potash expansion projects are nearly complete, with Rocanville and New Brunswick expansions remaining and will come on stream over the next several years. The successful completion of projects is subject to risks, including cost overruns, difficult construction conditions, shortages of qualified labor, and escalating costs of labor and materials. Our capital projects may also be dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, and other third parties we retain. As a result, we may not be able to complete our projects on the expected terms, cost or schedule. In addition, we cannot be certain that, if completed, we will be able to operate these projects, or that they will perform, in accordance with our expectations. Any of these factors could impair our ability to realize the benefits we had anticipated from the projects.

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

Item 3. Legal Proceedings

The information under the bullet under “Potash” contained in the third paragraph of “Legal and Other Matters” of Note 27, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on page 163 of our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

General

In the normal course of business, we are also subject to various other legal proceedings being brought against us.

PotashCorp 2013 Annual Report on Form 10-K	21

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

22	PotashCorp 2013 Annual Report on Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Common Share Prices and Volumes”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on pages 169 and 170 in our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

All equity based benefit plans have been adjusted to reflect prior stock splits. In this annual report on Form 10-K, all share and per-share data reflects the stock splits. In each of the first and second quarters of 2012, the Company declared a cash dividend of $0.14 per common share and in each of the third and fourth quarters of 2012, the Company declared a cash dividend of $0.21 per common share. In the first quarter of 2013, the Company declared a cash dividend of $0.28 per common share, and in each of the second, third and fourth quarters of 2013, the Company declared a cash dividend of $0.35 per common share, for a total of $1.33 for the year.

Dividends paid to residents in countries with which Canada has bilateral tax treaties are generally subject to the 15% Canadian non-resident withholding tax. Shareholders who have not provided Form NR301 will be subject to the full statutory rate of 25% Canadian non-resident withholding tax. Subject to certain limitations, the Canadian withholding tax is treated as a foreign income tax that can generally be claimed as a deduction from income or as a credit against the income tax liability of the shareholder. Shareholders in the United States who have not filed Form W-9 are also subject to the backup withholding tax (currently 28%). There is generally no Canadian tax on gains from the sale of shares of the Company owned by non-residents not carrying on business in Canada.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 1, 2013 — October 31, 2013	850,000	$31.27	850,000	36,195,992
November 1, 2013 — November 30, 2013	1,866,000	$32.29	1,866,000	34,329,992
December 1, 2013 — December 31, 2013	5,129,100	$31.80	5,129,100	29,200,892
Total	7,845,100	$31.86	7,845,100	29,200,892

(1)	Average price paid per share includes cash paid for commissions.
(2)	On July 24, 2013, the Company’s Board of Directors authorized a share repurchase program of up to 5 percent of PotashCorp’s outstanding common shares (up to $2,000 million of its outstanding common shares) through a normal course issuer bid. Shares may be repurchased from time to time on the open market commencing August 2, 2013 through August 1, 2014 at prevailing market prices. Shareholders may obtain a copy of the notice filed with the Toronto Stock Exchange, without charge, by contacting the Corporate Secretary.

Item 6. Selected Financial Data

The information presented below has been presented on the basis of IFRS or previous Canadian GAAP where specified. These principles differ in certain significant respects from US GAAP.

		(in millions of US dollars, except per-share amounts)
	2013	2012	2011	2010	2009(1)
Sales	7,305	7,927	8,715	6,539	3,977
Net income	1,785	2,079	3,081	1,775	981
Net income per share — basic	2.06	2.42	3.60	2.00	1.11
Cash dividends declared per share	1.33	0.70	0.28	0.13	0.13
Total assets	17,958	18,206	16,257	15,547	12,922
Long-term debt obligations(2)	3,006	3,506	3,750	3,755	3,356

(1)	As the Company adopted IFRS with effect from January 1, 2010, our 2009 information is presented on a previous Canadian GAAP basis. Accordingly, our information for 2009 may not be comparable to the periods 2010 to 2013.
(2)	Represents non-current long-term debt obligations and does not include unamortized costs. (See Note 12 to the Company’s consolidated financial statements for description of such amounts.)

PotashCorp 2013 Annual Report on Form 10-K	23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 8 through 101 and “Appendix” on pages 171 and 172 in our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Other Financial Information — Market Risks Associated With Financial Instruments” on page 90 and Note 24 to the Company’s audited consolidated financial statements on pages 155 through 160 in our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information under “Financials — Management’s Responsibility for Financial Reporting” and “Financials — Consolidated Financial Statements”, including the Reports of Independent Registered Public Accounting Firm, contained on pages 109 through 166 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 81 and 82 in our 2013 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” contained on pages 110 and 111 in our 2013 Annual Integrated Report, attached as Exhibit 13, are incorporated herein by reference.

Item 9B. Other Information

On February 25, 2014, the Company’s Board of Directors amended the Supplemental Retirement Benefits Plan for U.S. Executives (the “U.S. Supplemental Plan”), effective immediately. The U.S. Supplemental Plan is a defined benefit plan intended to provide participants with the same aggregate pension benefits that such participants would have received had there been no legal limitations on the benefits provided by the Company’s U.S. Pension Plan (the “U.S. Pension Plan”). Under the U.S. Supplemental Plan, benefits are calculated based on the participant’s service and the plan’s benefit formula. The amendment provides that the number of years of credited service under the U.S. Supplemental Plan will be treated in the same manner as under the U.S. Pension Plan. As a result of the amendment, as of February 25, 2014, the years of credited service for G. David Delaney, the Company’s Executive Vice President and Chief Operating Officer, increased by 14 years, to 30.83 years, and the present value of Mr. Delaney’s accumulated benefit increased by $1,121,875 to $2,461,367. Similarly, the Company’s accrued obligation for Mr. Delaney’s benefits under the U.S. Supplemental Plan increased by $1.1 million to $9.9 million.

24	PotashCorp 2013 Annual Report on Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Board of Directors — Nominees for Election to the Board of Directors”, “Appointment of Auditors and Report of Audit Committee — Audit Committee Membership” and Appendix E in our 2014 Management Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information under “Board of Directors — Director Compensation,” “Compensation — Letter from and Report of the Compensation Committee,” “Compensation — Compensation Discussion and Analysis” and “Compensation — Executive Compensation” in our 2014 Management Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables under “Board of Directors — “At-Risk” Investment and Year Over Year Changes” and “Adoption of 2014 Performance Option Plan — Equity Compensation Plan Information” in our 2014 Management Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Board of Directors — Director Independence and Other Relationships” in our 2014 Management Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under “Appointment of Auditors and Report of Audit Committee — Appointment of Our Auditors” in our 2014 Management Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

PotashCorp 2013 Annual Report on Form 10-K	25

Part IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1. Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 109 through 166 in our 2013 Annual Integrated Report, attached as Exhibit 13, are incorporated by reference under Item 8.

2. Schedules

The following schedule is included in this Part IV: Schedule II — Valuation and Qualifying Accounts.

Schedules not listed are omitted because the required information is inapplicable or is presented in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 20, 2014; such consolidated financial statements and reports are included in your 2013 Annual Integrated Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP

Chartered Accountants

Saskatoon, Canada

February 20, 2014

26	PotashCorp 2013 Annual Report on Form 10-K

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts

(in millions of US dollars)

(audited)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful trade accounts receivable
2013	8	—	1	7
2012	8	—	—	8
2011	8	—	—	8
Allowance for inventory valuation
2013	13	3	5	11
2012	11	5	3	13
2011	9	7	5	11

3. Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(f)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

PotashCorp 2013 Annual Report on Form 10-K	27

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)

Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.

		10-K	12/31/2013
10(b)

Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.

		10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

28	PotashCorp 2013 Annual Report on Form 10-K

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
12	Computation of Ratio of Earnings to Fixed Charges.
13	2013 Annual Integrated Report. The 2013 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2013 Annual Report on Form 10-K	29

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
99(a)	2014 Notice of Meeting, Proxy Circular and Form of Proxy. The 2014 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.

30	PotashCorp 2013 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ WILLIAM J. DOYLE
William J. Doyle
President and Chief Executive Officer
February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE	Chair of the Board	February 28, 2014
Dallas J. Howe

/s/ WAYNE R. BROWNLEE	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 28, 2014
Wayne R. Brownlee

/s/ WILLIAM J. DOYLE	President and Chief Executive Officer and Director (Principal executive officer)	February 28, 2014
William J. Doyle

/s/ CHRISTOPHER M. BURLEY	Director	February 28, 2014
Christopher M. Burley

/s/ DONALD G. CHYNOWETH	Director	February 28, 2014
Donald G. Chynoweth

/s/ JOHN W. ESTEY	Director	February 28, 2014
John W. Estey

/s/ GERALD W. GRANDEY	Director	February 28, 2014
Gerald W. Grandey

/s/ C. STEVEN HOFFMAN	Director	February 28, 2014
C. Steven Hoffman

/s/ ALICE D. LABERGE	Director	February 28, 2014
Alice D. Laberge

/s/ KEITH G. MARTELL	Director	February 28, 2014
Keith G. Martell

/s/ JEFFREY J. MCCAIG	Director	February 28, 2014
Jeffrey J. McCaig

/s/ MARY MOGFORD	Director	February 28, 2014
Mary Mogford

/s/ ELENA VIYELLA DE PALIZA	Director	February 28, 2014
Elena Viyella de Paliza

PotashCorp 2013 Annual Report on Form 10-K	31

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.25% Notes due May 15, 2014.	8-K	5/1/2009	4(a)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(f)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)

Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.

		10-K	12/31/2013
10(b)

Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.

		10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
12	Computation of Ratio of Earnings to Fixed Charges.
13	2013 Annual Integrated Report. The 2013 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2014 Notice of Meeting, Proxy Circular and Form of Proxy. The 2014 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.