Form 10-Q
period 2014-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2014-04-29
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

  Yes  ☐    No  ☑

As at April 10, 2014, Potash Corporation of Saskatchewan Inc. had 845,857,381 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$533	$628
Receivables	905	752
Inventories (Note 2)	716	728
Prepaid expenses and other current assets	60	81
	2,214	2,189
Non-current assets
Property, plant and equipment	12,209	12,233
Investments in equity-accounted investees	1,310	1,276
Available-for-sale investments (Note 3)	1,734	1,722
Other assets	371	401
Intangible assets	138	137
Total Assets	$17,976	$17,958
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$496	$967
Payables and accrued charges	1,054	1,104
Current portion of derivative instrument liabilities	39	42
	1,589	2,113
Non-current liabilities
Long-term debt (Note 4)	3,709	2,970
Derivative instrument liabilities	123	129
Deferred income tax liabilities	2,046	2,013
Pension and other post-retirement benefit liabilities	415	410
Asset retirement obligations and accrued environmental costs	583	557
Other non-current liabilities and deferred credits	140	138
Total Liabilities	8,605	8,330
Shareholders’ Equity
Share capital (Note 5)	1,611	1,600
Contributed surplus	230	219
Accumulated other comprehensive income	730	673
Retained earnings	6,800	7,136
Total Shareholders’ Equity	9,371	9,628
Total Liabilities and Shareholders’ Equity	$17,976	$17,958

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share amounts)

(unaudited)

	Three Months Ended March 31
	2014	2013
Sales (Note 6)	$1,680	$2,100
Freight, transportation and distribution	(166)	(149)
Cost of goods sold	(949)	(1,084)
Gross Margin	565	867
Selling and administrative expenses	(68)	(66)
Provincial mining and other taxes	(54)	(63)
Share of earnings of equity-accounted investees	33	80
Dividend income	69	—
Impairment of available-for-sale investment (Note 3)	(38)	—
Other income (expenses)	24	(1)
Operating Income	531	817
Finance costs	(47)	(35)
Income Before Income Taxes	484	782
Income taxes (Note 7)	(144)	(226)
Net Income	$340	$556
Net Income per Share (Note 8)
Basic	$0.40	$0.64
Diluted	$0.40	$0.63
Dividends Declared per Share	$0.35	$0.28

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended March 31
(Net of related income taxes)	2014	2013
Net Income	$340	$556
Other comprehensive income
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments(1)
Net fair value gain during the period	50	186
Cash flow hedges
Net fair value loss during the period(2)	(1)	—
Reclassification to income of net loss(3)	6	11
Other	2	—
Other Comprehensive Income	57	197
Comprehensive Income	$397	$753

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(2)	Cash flow hedges are comprised of natural gas derivative instruments and were net of income taxes of $1 (2013 — $NIL).
(3)	Net of income taxes of $(4) (2013 — $(6)).

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended March 31
	2014	2013
Operating Activities
Net income	$340	$556
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	176	154
Share-based compensation	15	16
Net undistributed earnings of equity-accounted investees	(31)	(77)
Impairment of available-for-sale investment (Note 3)	38	—
Provision for deferred income tax	46	102
Pension and other post-retirement benefits	9	(31)
Other long-term liabilities and miscellaneous	9	16
Subtotal of adjustments	262	180
Changes in non-cash operating working capital
Receivables	(158)	(104)
Inventories	20	47
Prepaid expenses and other current assets	18	1
Payables and accrued charges	57	58
Subtotal of changes in non-cash operating working capital	(63)	2
Cash provided by operating activities	539	738
Investing Activities
Additions to property, plant and equipment	(224)	(496)
Other assets and intangible assets	(2)	(5)
Cash used in investing activities	(226)	(501)
Financing Activities
Proceeds from long-term debt obligations	737	—
Repayment of long-term debt obligations	—	(250)
(Repayment of) proceeds from short-term debt obligations	(470)	211
Dividends	(293)	(177)
Repurchase of common shares	(396)	—
Issuance of common shares	14	2
Cash used in financing activities	(408)	(214)
(Decrease) Increase in Cash and Cash Equivalents	(95)	23
Cash and Cash Equivalents, Beginning of Period	628	562
Cash and Cash Equivalents, End of Period	$533	$585
Cash and cash equivalents comprised of:
Cash	$134	$103
Short-term investments	399	482
	$533	$585
Supplemental cash flow disclosure
Interest paid	$24	$9
Income taxes paid	$50	$55

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity(1)
Balance — December 31, 2013	$1,600	$219	$780	$(105)	$(2)	$673	$7,136	$9,628
Net income	—	—	—	—	—	—	340	340
Other comprehensive income	—	—	50	5	2	57	—	57
Share repurchase (Note 5)	(21)	(1)	—	—	—	—	(377)	(399)
Dividends declared	—	—	—	—	—	—	(299)	(299)
Effect of share-based compensation including issuance of common shares	22	12	—	—	—	—	—	34
Shares issued for dividend reinvestment plan	10	—	—	—	—	—	—	10
Balance — March 31, 2014	$1,611	$230	$830	$(100)	$—	$730	$6,800	$9,371
Balance — December 31, 2012	$1,543	$299	$1,539	$(138)	$(2)	$1,399	$6,671	$9,912
Net income	—	—	—	—	—	—	556	556
Other comprehensive income	—	—	186	11	—	197	—	197
Dividends declared	—	—	—	—	—	—	(242)	(242)
Effect of share-based compensation including issuance of common shares	3	12	—	—	—	—	—	15
Shares issued for dividend reinvestment plan	4	—	—	—	—	—	—	4
Balance — March 31, 2013	$1,550	$311	$1,725	$(127)	$(2)	$1,596	$6,985	$10,442

(1)	All equity transactions were attributable to common shareholders.

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014

(in millions of US dollars except as otherwise noted)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. These unaudited interim condensed consolidated financial statements are based on International Financial Reporting Standards, as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the company’s 2013 annual consolidated financial statements, except as described below.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the company’s 2013 annual consolidated financial statements. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on April 29, 2014.

Standards, amendments and interpretations effective and applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 32, Offsetting Financial Assets and Financial Liabilities	Issued as part of the IASB’s offsetting project, amendments clarify certain items regarding offsetting financial assets and financial liabilities.	Adopted retrospectively effective January 1, 2014 with no change to the company’s consolidated financial statements.
Amendments to IAS 36, Recoverable Amount Disclosures for Non-Financial Assets	Amendments were issued that clarify disclosure requirements for the recoverable amount of an asset or CGU.	Adopted retrospectively effective January 1, 2014 with no change to the company’s consolidated financial statements.
IFRIC 21, Levies	Provides guidance on when to recognize a liability for a levy imposed by a government.	Adopted retrospectively effective January 1, 2014 with no change to the company’s consolidated financial statements.

Standards, amendments and interpretations not yet effective and not applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied at March 31, 2014. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date(1)
Amendments to IAS 19, Employee Benefits	Issued to simplify the accounting for employee or third-party contributions to defined benefit plans that are independent of the number of years of employee service.	The company is reviewing the standard to determine the potential impact, if any.	July 1, 2014, applied retrospectively.

(1)	Effective date for annual periods beginning on or after the stated date.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Impact	Effective Date(1)
IFRS 9, Financial Instruments	Initially issued guidance on the classification and measurement of financial assets. Additional guidance was issued on the classification and measurement of financial liabilities. Additional amendments were issued which introduce a new hedge accounting model and modify the requirements for transition from IAS 39 to IFRS 9.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018 (tentative).

(1)	Effective date for annual periods beginning on or after the stated date.

2. Inventories

	March 31, 2014	December 31, 2013
Finished products	$335	$340
Intermediate products	90	85
Raw materials	81	101
Materials and supplies	210	202
	$716	$728

3. Available-for-Sale Investments

The company assesses at the end of each reporting period whether there is objective evidence of impairment. A significant or prolonged decline in the fair value of the investment below its cost would be evidence that the asset is impaired. If objective evidence of impairment exists, the impaired amount (i.e., the unrealized loss) is recognized in net income; any subsequent reversals would be recognized in other comprehensive income (“OCI”) and would not flow back into net income. Any subsequent decline in fair value below the carrying amount at the impairment date would represent a further impairment to be recognized in net income.

During 2012, the company concluded its investment in Sinofert Holdings Limited (“Sinofert”) was impaired due to the significance by which fair value was below cost. As a result, an impairment loss of $341 was recognized in net income during 2012. At March 31, 2014, the company concluded its investment in Sinofert was further impaired due to the fair value declining below the carrying amount of $238 at the previous impairment date. As a result, an impairment loss of $38 was recognized in net income during the three months ended March 31, 2014. The fair value was determined through the market value of Sinofert shares on the Hong Kong Stock Exchange.

Changes in fair value, and related accounting, for the company’s investment in Sinofert since December 31, 2013 were as follows:

			Impact of Unrealized Loss on:
	Fair Value	Unrealized Loss	OCI and AOCI	Net Income and Retained Earnings
Balance — December 31, 2013	$254	$(325)	$16	$(341)
Decrease in fair value and recognition of impairment	(54)	(54)	(16)	(38)
Balance — March 31, 2014	$200	$(379)	$—	$(379)

4. Long-Term Debt

On March 7, 2014, the company closed the issuance of $750 of 3.625 percent senior notes due March 15, 2024. The senior notes were issued under a US shelf registration statement.

On March 7, 2014, the company issued a notice of redemption for all of its outstanding $500 of 5.250 percent senior notes due May 15, 2014. On April 7, 2014, the company completed the redemption of all $500 of the senior notes at a redemption price of 100.497 percent of the principal amount of the notes redeemed plus accrued interest.

7	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2013	856,116,325	$1,600
Issued under option plans	1,140,850	22
Issued for dividend reinvestment plan	321,006	10
Repurchased	(11,722,000)	(21)
Balance — March 31, 2014	845,856,181	$1,611

Share Repurchase Program

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to 5 percent of PotashCorp’s outstanding common shares (up to $2,000 of its outstanding common shares) through a normal course issuer bid. Shares may be repurchased from time to time on the open market commencing August 2, 2013 through August 1, 2014 at prevailing market prices. The timing and amount of purchases under the program are dependent upon the availability and alternative uses of capital, market conditions, applicable US and Canadian regulations and other factors.

Under this program, the company repurchased for cancellation 11,722,000 common shares during the three months ended March 31, 2014, at a cost of $399 and an average price per share of $34.00. The repurchase resulted in a reduction of share capital of $21, and the excess of net cost over the average book value of the shares was recorded as a reduction of contributed surplus of $1 and a reduction of retained earnings of $377.

6. Segment Information

The company has three reportable operating segments: potash, nitrogen and phosphate. These reportable operating segments are differentiated by the chemical nutrient contained in the product that each produces. Inter-segment sales are made under terms that approximate market value. The accounting policies of the segments are the same as those described in Note 1 and are measured in a manner consistent with that of the financial statements. The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer, its chief operating decision-maker, that are used to make strategic decisions.

	Three Months Ended March 31, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$671	$581	$428	$—	$1,680
Freight, transportation and distribution — third party	(86)	(31)	(49)	—	(166)
Net sales — third party	585	550	379	—
Cost of goods sold — third party	(285)	(323)	(341)	—	(949)
Margin (cost) on inter-segment sales(1)	—	12	(12)	—	—
Gross margin	300	239	26	—	565
Depreciation and amortization	(52)	(42)	(78)	(4)	(176)
Assets	9,365	2,247	2,444	3,920	17,976
Cash flows for additions to property, plant and equipment	124	67	31	2	224

(1)	Inter-segment net sales were $25.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	8

	Three Months Ended March 31, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$885	$659	$556	$—	$2,100
Freight, transportation and distribution — third party	(71)	(25)	(53)	—	(149)
Net sales — third party	814	634	503	—
Cost of goods sold — third party	(310)	(381)	(393)	—	(1,084)
Margin (cost) on inter-segment sales(1)	—	18	(18)	—	—
Gross margin	504	271	92	—	867
Depreciation and amortization	(41)	(38)	(71)	(4)	(154)
Assets	8,826	2,256	2,546	5,035	18,663
Cash flows for additions to property, plant and equipment	349	45	65	37	496

(1)	Inter-segment net sales were $45.

7. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended March 31
	2014	2013
Income tax expense	$144	$226
Actual effective tax rate on ordinary earnings	27%	27%
Actual effective tax rate including discrete items	30%	29%
Discrete tax adjustments that impacted the tax rate	$2	$19

Significant items to note include the following:

•

In first-quarter 2014, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the actual effective tax rate including discrete items by 2 percent.

•	In first-quarter 2013, a tax expense of $15 was recorded to adjust the 2012 income tax provision.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	March 31, 2014	December 31, 2013
Current income tax assets
Current	Receivables	$86	$90
Non-current	Other assets	125	126
Deferred income tax assets	Other assets	8	21
Total income tax assets		$219	$237
Current income tax liabilities
Current	Payables and accrued charges	$(38)	$(3)
Non-current	Other non-current liabilities and deferred credits	(137)	(135)
Deferred income tax liabilities	Deferred income tax liabilities	(2,046)	(2,013)
Total income tax liabilities		$(2,221)	$(2,151)

9	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

8. Net Income per Share

Net income per share was calculated on the following weighted average number of shares:

	Three Months Ended March 31
	2014	2013
Basic	852,919,000	865,056,000
Diluted	859,675,000	876,672,000

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

Options excluded from the calculation of diluted net income per share due to the options’ exercise prices being greater than the average market price of common shares were as follows:

Three Months Ended March 31, 2014
Weighted average number of options	5,030,350
Performance Option Plan years excluded, in whole or in part	2008 through 2012

9. Financial Instruments

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

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	10

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

For valuations that included both observable and unobservable data, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3. For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range at March 31, 2014 was $4.11 to $4.75 per MMBtu (December 31, 2013 — $4.00 to $4.54 per MMBtu). Changes in the unobservable natural gas futures prices would not result in significantly higher or lower fair values as any price change would be counterbalanced by offsetting derivative positions for virtually all of the company’s derivatives. Interest rates used to discount estimated cash flows at March 31, 2014 were between 0.15 percent and 3.46 percent (December 31, 2013 — between 0.17 percent and 3.59 percent) depending on the settlement date.

Fair value of investments designated as available-for-sale was based on the closing bid price of the common shares (Level 1) as of the statements of financial position dates.

The fair value of the company’s senior notes at March 31, 2014 reflected the yield valuation based on observed market prices (Level 1), which ranged from 0.62 percent to 4.74 percent (December 31, 2013 — 0.50 percent to 5.25 percent). The fair value of the company’s other long-term debt instruments approximated carrying value. Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	March 31, 2014		December 31, 2013
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$4,250	$4,605	$3,500	$3,791

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1,2)	Significant Unobservable Inputs (Level 3)(2)
March 31, 2014
Derivative instrument assets
Natural gas derivatives	$10	$—	$(1)	$11
Investments in ICL and Sinofert	1,734	1,734	—	—
Derivative instrument liabilities
Natural gas derivatives	(162)	—	(17)	(145)

December 31, 2013
Derivative instrument assets
Natural gas derivatives	$8	$—	$—	$8
Investments in ICL and Sinofert	1,722	1,722	—	—
Derivative instrument liabilities
Natural gas derivatives	(170)	—	(21)	(149)
Foreign currency derivatives	(1)	—	(1)	—

(1)	During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers between Level 1 and Level 2.
(2)

During the three months ended March 31, 2014, there were no transfers into or out of Level 3. During the twelve months ended December 31, 2013, there were no transfers into Level 3 and $14 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. The company’s policy is to recognize transfers at the end of the reporting period.

11	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

The following table presents a reconciliation of the beginning and ending balances of the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
Balance, beginning of period	$(141)	$(191)
Total (losses) gains (realized and unrealized) before income taxes
Included in net income (cost of goods sold)	(5)	(27)
Included in other comprehensive income	4	27
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	8	36
Transfers of losses out of Level 3	—	14
Balance, end of period	$(134)	$(141)
Gains (losses) for the period included in net income (cost of goods sold) were:
Change in unrealized gains (losses) relating to instruments still held at the reporting date	$—	$—
Total losses (realized and unrealized)	(5)	(27)

10. Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through March 31, 2014, there were no such operating losses or other liabilities.

Mining Risk

The risk of underground water inflows, as with other underground risks, is currently not insured.

Legal and Other Matters

The company is engaged in ongoing site assessment and/or remediation activities at a number of facilities and sites, and anticipated costs associated with these matters are added to accrued environmental costs in the manner previously described in Note 14 to the company’s 2013 annual consolidated financial statements. This includes matters related to investigation of potential brine migration at certain of the potash sites. The following environmental site assessment and/or remediation matters have uncertainties that may not be fully reflected in the amounts accrued for those matters:

Nitrogen and phosphate

•

The US Environmental Protection Agency (“USEPA”) has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party at the Planters Property or Columbia Nitrogen site in Charleston, South Carolina. The current owner of the Planters Property filed a complaint against PCS Nitrogen in the US District Court for the District of South Carolina seeking environmental response costs. The district court allocated 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. The district court’s judgment is now final as all appeals have been exhausted. In December 2013, the USEPA issued an order to PCS Nitrogen and four other respondents requiring them jointly and severally to conduct certain cleanup work at the site and reimburse the USEPA’s costs for overseeing that work. The USEPA also has requested reimbursement of $4 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon the final outcome of separate litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate Company, Inc. (“PCS Phosphate”) has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	12

activities commenced in August 2007 and are believed to be nearly complete. In September 2013, PCS Phosphate and other parties entered into an Administrative Order on Consent with the USEPA, pursuant to which a supplemental remedial investigation and focused feasibility study will be performed on the portion of the Site that was subject to the removal action. The completed and anticipated work on the Site is estimated to cost a total of $75. PCS Phosphate is a party to ongoing Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) contribution and cost recovery litigation for the recovery of costs of the removal activities. The USEPA has also issued an order to a number of entities requiring remediation downstream of the area subject to the removal action (“Operable Unit 1”). PCS Phosphate did not receive this order. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the CERCLA litigation or for Operable Unit 1.

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

Based on current information and except for the uncertainties described in the preceding paragraphs, the company does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other legal matters with significant uncertainties include the following:

Nitrogen and phosphate

•

The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida; and one alleged Clean Air Act (“CAA”) violation at its Geismar,

Louisiana plant. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all of these plants. At this time, the company does not know the scope of action, if any, that may be required. As to the alleged RCRA violations, the company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•

The USEPA has pursued an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, it has sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA and the Louisiana Department of Environmental Quality have notified the company of various alleged violations of the CAA at its Geismar, Louisiana plant. In May 2012, the USEPA issued to the company’s White Springs, Florida plant a Notice of Violation alleging that certain specified projects at the sulfuric acid plants were undertaken in violation of the CAA. While the company disputes the alleged violations, in May 2013, the company reached a tentative agreement to resolve the alleged violations without admitting any liability. The tentative agreement is subject to a variety of conditions, including the approval of the company’s Board of Directors and the negotiation of acceptable final agreements. The tentative agreement involves capital improvements, process changes and penalties for the company’s sulfuric acid plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida that are currently estimated to cost at least $51, but the company is uncertain if a final agreement can be concluded. If a final agreement cannot be concluded and litigation subsequently occurs, the company is uncertain what the outcome would be.

•

In December 2010, the USEPA issued a final rule to restrict nutrient concentrations in surface waters in Florida to levels below those currently permitted to be discharged from the company’s White Springs, Florida plant. In November 2012, the USEPA approved numeric nutrient criteria rules in their entirety which had been adopted by the State of Florida. These state rules could ultimately substitute for the federal rules. In March 2013, the USEPA and the State of Florida announced an Agreement in Principle and Path Forward with the goal being to make the promulgation of federal water quality standards no longer necessary in Florida. The USEPA is now expected to take steps to repeal its rule on numeric nutrient criteria which would allow the adopted and approved state rule to take legal effect. In the meantime, the company continues to monitor and evaluate actions related to both the federal and state rules. Due to the possibility of additional legal challenges, the prospects for implementation of either the federal or the state rules and the availability of the site-specific relief mechanisms under either rule

13	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

remain uncertain. However, if the state rules become the governing rules, the company believes White Springs meets the criteria for site-specific relief and expects to apply for relief that would, if granted by the state, obviate the need for the expenditure of some or all of the capital costs previously projected for controls under the USEPA rule.

General

•

There is no certainty as to the scope or timing of any final, effective requirements to control greenhouse gas emissions in the US or Canada. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government has announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2014. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

12. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three producers in Saskatchewan. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended March 31, 2014 were $249 (2013 — $375). At March 31, 2014, $144 (December 31, 2013 — $166) was owing from Canpotex.

13. Comparative Figures

Prior periods’ figures within Note 6 have been reclassified to disclose the impact of the margin (cost) on inter-segment sales separate from third-party transactions. Previously, these amounts were included as additions or reductions to cost of goods sold in each segment. There was no change in gross margin, by segment or in total. The company believes these reclassifications provide more succinct information. Additionally, comparative figures related to nitrogen inter-segment sales in Note 6 have been reduced by $26 for the three months ended March 31, 2013, to exclude sales within the same operating segment. These adjustments had no effect on any other amounts within the consolidated financial statements.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of April 29, 2014. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp, including our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

PotashCorp and Our Business Environment

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer company by capacity, producing the three primary crop nutrients: potash (K), nitrogen (N) and phosphate (P). As the world’s largest potash producer by capacity, we are responsible for nearly one-fifth of global capacity through our Canadian operations. To enhance our global footprint, we have investments in four potash-related businesses in South America, the Middle East and Asia. We complement our potash assets with focused positions in nitrogen and phosphate.

A detailed description of our market and customers can be found on pages 54 and 55 (potash), 65 (nitrogen) and 73 (phosphate) in our 2013 Annual Integrated Report.

PotashCorp Strategy

Our business strategy is detailed on pages 20 to 23 in our 2013 Annual Integrated Report. Key strategies, risks and mitigation are outlined for each of our nutrients on pages 52 (potash), 63 (nitrogen) and 71 (phosphate) in our 2013 Annual Integrated Report.

Key Performance Drivers — Performance Compared to Targets

Through our integrated value model, we set, evaluate and refine our goals and priorities to drive improvements that benefit all those impacted by our business. We demonstrate our accountability by tracking and reporting our progress against targets related to each goal. Our long-term goals and 2014 targets are set out on pages 40 to 50 of our 2013 Annual Integrated Report. A summary of our progress against selected goals and representative annual targets is set out below.

Goal	Representative 2014 Annual Target	Performance to March 31, 2014
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was 11 percent in the first three months of 2014 compared to our sector’s weighted average return (based on market capitalization) of 6 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 1 percent.
Be the supplier of choice to the markets we serve.	Reduce domestic potash net rail cycle time through the Chicago corridor by 10 percent in 2014, compared to 2011 levels.

Severe and prolonged winter weather throughout Canada and the United States, combined with increased rail shipments for grain and other commodities, impacted service for all rail customers. Our first quarter 2014 net rail cycle time through the Chicago corridor was 49 percent above the benchmark 2011 first quarter and 48 percent above the average of the prior three first quarter periods. We are seeing service improvements in the second quarter but backlogs persist for all rail shippers and we do not anticipate a quick return to historical net cycle times.

Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Fill 75 percent of senior staff openings with qualified internal candidates.	The percentage of senior staff positions filled internally in the first three months of 2014 was 100 percent.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites.	Tragically, we had a fatality at our Cory potash facility during the first quarter of 2014.
	Reduce total site recordable injury rate to 0.95 (per 200,000 hours worked) or lower.	During the first three months of 2014, total site recordable injury rate was 1.06.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 15 percent from 2013 levels.	Annualized total reportable incidents were up 18 percent during the first three months of 2014 compared to 2013 annual levels. Compared to the first three months of 2013, total reportable incidents were down 29 percent.

15	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, this Form 10-Q should be read carefully, together with our 2013 Annual Integrated Report.

Earnings Guidance — First Quarter 2014

	Company Guidance	Actual Results
Earnings per share	$ 0.30 – $ 0.35	$0.40

Overview of Actual Results

	Three Months Ended March 31
Dollars (millions) — except per-share amounts	2014	2013	Change	% Change
Sales	$1,680	$2,100	$(420)	(20)
Gross margin	565	867	(302)	(35)
Operating income	531	817	(286)	(35)
Net income	340	556	(216)	(39)
Net income per share — diluted	0.40	0.63	(0.23)	(37)
Other comprehensive income	57	197	(140)	(71)

Earnings in the first quarter of 2014 were lower than the first quarter of 2013 due mostly to lower potash prices. Lower sales prices in nitrogen more than offset higher sales volumes. Phosphate was impacted by both lower prices and sales volumes.

Potash demand and spot market pricing strengthened throughout the first quarter. In North America, demand was robust as fertilizer distributors worked to position product ahead of the spring planting season. Even as shipments from domestic producers climbed 48 percent above those during the same period last year, ongoing rail constraints — precipitated by difficult winter conditions and a record grain harvest in Canada — kept dealer supplies tight. Although demand from Brazil and Southeast Asian countries strengthened, North American producers’ offshore shipments fell slightly below those of the same period last year as logistical challenges constrained their abilities to satisfy all demands for product. Offshore sales were further impacted by delayed supply contracts with Chinese and Indian buyers relative to 2013. Amidst strengthening market fundamentals, potash prices in all spot markets increased from the beginning of 2014 — most notably for granular product — but remained well below those of the comparative period in 2013.

In nitrogen, first-quarter ammonia production in the US reached its highest level in more than a decade as additional capacity came online and producers responded to strong agricultural and industrial demand. While ammonia prices trailed the historically high levels of 2013 — a period characterized by especially strong demand and supply challenges in key producing regions — they moved up sharply as the quarter came to a close. Demand for

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	16

urea was also robust ahead of the North American spring planting season. With imports lower than those of the previous year, North American supply tightened and urea prices strengthened over the course of the quarter, although key benchmarks remained below those of the same period in 2013.

Production and logistical challenges also impacted global phosphate markets. This was especially true in North America where a combination of supply disruptions and an improved demand environment caused prices for all phosphate fertilizer products to strengthen during the quarter. Despite this move upward, weak market fundamentals through the second half of 2013 kept pricing levels for the quarter below those of the comparative period last year.

Other significant factors that affected earnings quarter over quarter were lower income taxes (due to decreased ordinary earnings before taxes and fewer discrete tax adjustments), a special dividend received from Israel Chemicals Ltd. (ICL) (none in the first three months of 2013) and a non-tax deductible charge related to the impairment of our investment in Sinofert Holdings Limited (Sinofert) in first-quarter 2014. Other comprehensive income mainly consisted of an increase in the fair value of our investment in ICL. Other comprehensive income for the first quarter of 2013 was mainly the result of an increase in the fair value of our investments in ICL and Sinofert.

Statement of Financial Position

The most significant contributors to the changes in our statements of financial position were as follows(1):

(1)	Direction of arrows refers to increase or decrease.

Liabilities	Equity

i  Short-term debt and current portion of long-term debt declined due to a decrease in our outstanding commercial paper.

h  Long-term debt was higher as a result of the issuance of $750 million in senior notes in the first quarter of 2014.

h  Equity was impacted by net income and other comprehensive income (both discussed in more detail above), dividends declared and common shares repurchased for cancellation (see Note 5 to the financial statements in this Form 10-Q) during the first three months of 2014.

Cash and cash equivalents held in certain foreign subsidiaries were $13 million at March 31, 2014, down from $480 million at December 31, 2013 as a result of a repatriation of funds in the first quarter of 2014. There are no current plans to repatriate the funds at March 31, 2014 in a taxable manner.

17	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Operating Segment Review

We report our results (including gross margin) in three business segments: potash, nitrogen and phosphate as described in Note 6 to the financial statements in this Form 10-Q. Our reporting structure reflects how we manage our business and how we classify our operations for planning and measuring performance. We include net sales in segment disclosures in the financial statements in this Form 10-Q pursuant to IFRS, which require segmentation based upon our internal organization and reporting of revenue and profit measures. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis.

These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. Realized prices refer to net sales prices. Certain of the prior years’ figures within the nitrogen segment have been reclassified to conform with the current year’s presentation as disclosed in Note 13 to the financial statements in this Form 10-Q.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results, where applicable, to give further insight into these results.

Potash

Potash Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
North America	$291	$331	(12)	988	794	24	$295	$417	(29)
Offshore	287	477	(40)	1,323	1,432	(8)	$217	$333	(35)
	578	808	(28)	2,311	2,226	4	$250	$363	(31)
Cost of goods sold	(274)	(304)	(10)				$(119)	$(136)	(13)
Gross margin	304	504	(40)				$131	$227	(42)
Other miscellaneous and purchased product gross margin(2)	(4)	—	n/m
Gross Margin	$300	$504	(40)				$130	$227	(43)

n/m	= not meaningful
(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $7 million (2013 — $6 million) less cost of goods sold of $11 million (2013 — $6 million).

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	18

Potash gross margin variance attributable to:

	Three Months Ended March 31 2014 vs. 2013
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$64	$(121)	$11	$(46)
Offshore	(27)	(152)	25	(154)
Change in market mix	(13)	12	1	—
Total manufactured product	$24	$(261)	$37	(200)
Other miscellaneous and purchased product				(4)
Total				$(204)

Offshore sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended March 31
	By Canpotex			From New Brunswick
	2014	2013	% Change	2014	2013	% Change
Other Asian countries(1)	47	39	21	—	—	—
Latin America	27	27	—	100	100	—
China	16	25	(36)	—	—	—
India	3	3	—	—	—	—
Oceania, Europe and Other	7	6	17	—	—	—
	100	100		100	100

(1)	All Asian countries except China and India.

19	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Sales Volumes	Cost of Goods Sold

i  Potash prices began to trend upward in key markets as the quarter progressed, but the sharp decline during the second half of 2013 weighed on realizations. As a result, our first-quarter average realized potash price was well below the same period last year.

h  North American totals were higher as we leveraged our extensive warehousing and distribution capabilities to meet strong demand.

i  Our offshore sales volumes fell as delayed Chinese and Indian contracts and rail constraints limited shipments.

h  Two shutdown weeks were taken in 2014 as a result of the fatality at Cory while 16 shutdown weeks were taken in 2013 to match production with demand and for expansion-related activities.

h  The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

Potash Non-Financial Performance

		Three Months Ended March 31
		2014	2013	% Change
Production	KCl tonnes produced (thousands)	2,395	2,025	18
Safety	Total site recordable injury rate	1.34	1.43	(6)
	Life-altering injuries	1	—	n/m
Employee	Percentage of senior staff positions filled internally	100%	—%	n/m
Environmental	Waste (000’s tonnes)	4,500	4,504	—
	Environmental incidents	4	6	(33)

n/m	= not meaningful

Production

Potash production increased due to the reduction in shutdown weeks as discussed above.

Safety

Tragically, we had a fatality at our Cory potash facility during the first quarter of 2014.

Employee

Three senior staff positions were filled in the first quarter of 2014. In the same period in 2013 there were no relevant transfers or hires.

Environmental

Environmental incidents in the first three months of 2014 included brine and slurry pipeline failures resulting in brine spills. Environmental incidents in the first three months of 2013 were due largely to several failures of refrigerant lines in new HVAC units installed at New Brunswick.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	20

Nitrogen

Nitrogen Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product(2)
Net sales
Ammonia	$246	$342	(28)	583	559	4	$422	$613	(31)
Urea	150	145	3	348	305	14	$433	$476	(9)
Solutions, Nitric acid, Ammonium nitrate	164	161	2	698	622	12	$234	$259	(10)
	560	648	(14)	1,629	1,486	10	$344	$436	(21)
Cost of goods sold	(324)	(380)	(15)				$(199)	$(255)	(22)
Gross margin	236	268	(12)				$145	$181	(20)
Other miscellaneous and purchased product gross margin(3)	3	3	—
Gross Margin	$239	$271	(12)				$147	$182	(19)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $25 million, cost of goods sold $12 million and 48,000 sales tonnes (2013 — net sales $31 million, cost of goods sold $13 million and 46,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $15 million less cost of goods sold $11 million (2013 — net sales $17 million less cost of goods sold $14 million) and inter-segment net sales $NIL less cost of goods sold $1 million (2013 — net sales $14 million less cost of goods sold $14 million). Inter-segment profits are eliminated on consolidation.

Nitrogen gross margin variance attributable to:

	Three Months Ended March 31 2014 vs. 2013
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$13	$(111)	$33	$(65)
Urea	12	(15)	4	1
Solutions, NA, AN	—	(17)	42	25
Hedge	—	—	7	7
Change in product mix	7	(7)	—	—
Total manufactured product	$32	$(150)	$86	(32)
Other miscellaneous and purchased product				—
Total				$(32)

21	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

	Three Months Ended March 31
	Sales Tonnes (thousands)		Price per Tonne
	2014	2013	2014	2013
Fertilizer	577	410	$370	$453
Industrial and Feed	1,052	1,076	$330	$430
	1,629	1,486	$344	$436

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

Net Sales Prices	Cost of Goods Sold
i Ammonia prices fell from historically high levels in the first quarter of 2013, which was affected by strong demand and supply challenges in key producing regions.

h  Average costs, including our hedge position, for natural gas used as feedstock in production decreased 11 percent. Costs for natural gas used as feedstock in Trinidad production fell 29 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 40 percent. Including losses on our hedge position, US gas prices rose 22 percent.

h  The cost of goods sold variance for ammonia and urea mainly reflected decreased costs for natural gas used as feedstock in Trinidad production exceeding increased US natural gas costs, but to a greater extent in ammonia than in urea.

h  The cost of goods sold variance was better for solutions, nitric acid and ammonium nitrate due mainly to the impact of costs associated with Geismar in 2013 that did not repeat in 2014.

Nitrogen Non-Financial Performance

		Three Months Ended March 31
		2014	2013	% Change
Production	N tonnes produced (thousands)	833	723	15
Safety	Total site recordable injury rate	0.49	0.50	(2)
Employee	Percentage of senior staff positions filled internally	100%	100%	—
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.2	2.2	—
	Environmental incidents	1	1	—

Production

The increase in production was mainly due to the restart of ammonia production at Geismar late in the first quarter of 2013.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	22

Phosphate

Phosphate Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne(1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
Fertilizer	$210	$297	(29)	502	590	(15)	$417	$503	(17)
Feed and Industrial	165	199	(17)	272	313	(13)	$608	$635	(4)
	375	496	(24)	774	903	(14)	$484	$549	(12)
Cost of goods sold	(351)	(407)	(14)				$(453)	$(451)	—
Gross margin	24	89	(73)				$31	$98	(68)
Other miscellaneous and purchased product gross margin(2)	2	3	(33)
Gross Margin	$26	$92	(72)				$34	$102	(67)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $4 million (2013 — $7 million) less cost of goods sold of $2 million (2013 — $4 million).

Phosphate gross margin variance attributable to:

	Three Months Ended March 31 2014 vs. 2013
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(25)	$(44)	$23	$(46)
Feed and Industrial	(18)	(8)	7	(19)
Change in product mix	(2)	2	—	—
Total manufactured product	$(45)	$(50)	$30	(65)
Other miscellaneous and purchased product				(1)
Total				$(66)

23	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin quarter over quarter were as follows(1):

(1)	Direction of arrows refers to impact on gross margin.

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i	Weaker fertilizer market conditions through the second half of 2013 weighed on our first-quarter 2014 realizations.	i	Volumes fell as weather-related production issues reduced operating rates across all our facilities and constrained our sales for the quarter.	h	Sulfur costs were down 36 percent and ammonia costs were down 25 percent, reducing our cost of goods sold.

				i	Depreciation was higher due to accelerated depreciation as a result of operational changes announced in the fourth quarter of 2013.

Phosphate Non-Financial Performance

		Three Months Ended March 31
		2014	2013	% Change
Production	P2O5 tonnes produced (thousands)	369	499	(26)
	P2O5 operating rate percentage	62%	84%	(26)
Safety	Total site recordable injury rate	1.42	0.47	202
Employee	Percentage of senior staff positions filled internally	100%	50%	100
Environmental	Water usage (m3 per tonne of product)	30	31	(3)
	Recycled water used in operations (percentage)	94	94	—
	Environmental incidents	—	—	—

Production

Phosphate production was limited due to unusually cold weather at Aurora and White Springs during the first quarter of 2014.

Safety

The total site recordable injury rate for phosphate increased due to eight recordable injuries occurring in the first quarter of 2014 (compared to four in the same period in 2013) and fewer hours being worked in 2014.

Employee

In the first three months of 2014, all 6 senior staff positions were filled internally while only one out of two positions were filled internally in the same period in 2013.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	24

Other Expenses and Income

	Three Months Ended March 31
Dollars (millions)	2014	2013	Change	% Change
Selling and administrative expenses	$(68)	$(66)	$(2)	3
Provincial mining and other taxes	(54)	(63)	9	(14)
Share of earnings of equity-accounted investees	33	80	(47)	(59)
Dividend income	69	—	69	n/m
Impairment of available-for-sale investment	(38)	—	(38)	n/m
Other income (expenses)	24	(1)	25	n/m
Finance costs	(47)	(35)	(12)	34
Income taxes	(144)	(226)	82	(36)

n/m = not meaningful

Share of earnings of equity-accounted investees pertains primarily to Sociedad Quimica y Minera de Chile S.A. (SQM) and Arab Potash Company (APC).

The company received a special dividend of $69 million from ICL in the first quarter of 2014 (none in the first quarter of 2013).

As discussed in Note 3 to the financial statements in this Form 10-Q, a non-tax deductible impairment loss of $38 million was recorded in net income on our investment in Sinorfert during the three months ended March 31, 2014. No such losses were recognized in 2013.

Weighted average debt obligations outstanding and the associated interest rates were as follows:

For the first quarter, income taxes decreased due to lower ordinary earnings before taxes and fewer discrete tax adjustments. Effective tax rates and discrete items were as follows:

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2014	2013
Actual effective tax rate on ordinary earnings	27%	27%
Actual effective tax rate including discrete items	30%	29%
Discrete tax adjustments that impacted the rate	$2	$19

Significant items to note include the following:

•

In first-quarter 2014, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded increasing the 2014 actual effective tax rate including discrete items by 2 percent.

•	In first-quarter 2013, a tax expense of $15 million was recorded to adjust the prior year income tax provision.

For first-quarter 2014, 68 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2013 — 54 percent) and 32 percent related to deferred income taxes (2013 — 46 percent). The increase in the current portion was largely due to lower tax depreciation partially offset by a drawdown of intercompany inventory.

25	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 84 and 85 of our 2013 Annual Integrated Report summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. The issuance of $750 million of 3.625 percent senior notes due March 15, 2024 during the first quarter of 2014 increased our long-term debt obligations and estimated annual interest payments of $27 million on long-term debt obligations in our contractual obligations and other commitments table referenced above. On April 7, 2014, the company completed the early redemption of all its outstanding $500 million of 5.250 percent senior notes due May 15, 2014.

Capital Expenditures

Based on anticipated exchange rates, during 2014 we expect to incur capital expenditures, including capitalized interest, of approximately $550 million for opportunity capital and approximately $620 million to sustain operations at existing levels and for major repairs and maintenance (including plant turnarounds).

Page 62 of our 2013 Annual Integrated Report outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. The most significant of these potash projects(1) on which funds are expected to be spent in 2014, excluding capitalized interest, are outlined in the table below:

CDN Dollars (millions)	2014 Forecast	Total Forecast(2)	Started	Expected Completion(3) (Description)	Forecasted Remaining Spending (after 2014)(2)
New Brunswick	$110	$2,160	2007	2014 (mine shaft and mill)	$260
Rocanville, Saskatchewan	$190	$2,810	2008	2015 (mine shaft and mill)	$40

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.
(2)	Amounts are based on the most recent forecast amounts approved by the Board of Directors, and are subject to change based on project timelines and costs.
(3)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, subject to market conditions.

In 2013, we began an expansion of ammonia production at our Lima, Ohio plant. We are investing approximately $190 million through the fourth quarter of 2015 ($100 million in 2014) to increase our capacity in ammonia (88,000 tons) and urea (80,000 tons).

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed consolidated statements of cash flow, are summarized in the following table:

	Three Months Ended March 31
Dollars (millions)	2014	2013	Change	% Change
Cash provided by operating activities	$539	$738	$(199)	(27)
Cash used in investing activities	(226)	(501)	275	(55)
Cash used in financing activities	(408)	(214)	(194)	91
(Decrease) increase in cash and cash equivalents	$(95)	$23	$(118)	n/m
n/m	= not meaningful

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	26

The following graph presents summarized working capital information.

Page 87 of our 2013 Annual Integrated Report explains liquidity needs that can be met through a variety of sources and the primary uses of funds.

Cash provided by operating activities was lower quarter over quarter due primarily to:

•	Lower quarterly net income in 2014;

•	A lower non-cash provision for deferred income taxes;

•	Decreased cash inflows from receivables in the first quarter of 2014 exceeding decreased cash inflows in the first quarter of 2013.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 56 percent in the first quarter of 2014 (2013 — 70 percent) related to the potash segment.

Cash used in financing activities rose quarter over quarter and was mainly impacted by the issuance of senior notes (none in 2013), commercial paper repayments in 2014 as compared to commercial paper issuances in 2013, share repurchases in 2014 (none in 2013) and repayment of senior notes in 2013 (none in the first three months of 2014).

We believe that internally generated cash flow, supplemented if necessary by available borrowings under our existing financing sources, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of liquidity.

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $2,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facility. Included in the amount outstanding and committed was $NIL of commercial paper.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes.

During the first quarter of 2014, there were no significant changes to the nature of our outstanding commercial paper, including interest rates, syndicated credit facility, short-term line of credit and uncommitted letter of credit facility described on Page 88 in our 2013 Annual Integrated Report.

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, referenced on page 88 of our 2013 Annual Integrated Report with which we must comply at each quarter-end. We were in compliance with all covenants as at March 31, 2014 and at this time anticipate being in compliance with such covenants in 2014.

27	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at March 31
Dollars (millions), except ratio amounts	Limit		2014
Debt-to-capital ratio(1)	≤	0.60	0.3
Long-term debt-to-EBITDA ratio(2)	≤	3.5	1.1
Debt of subsidiaries	<$	1,000	$6

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)

Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 9 to the 2013 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 2.4.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We continue to maintain investment-grade credit ratings for our long-term debt. A downgrade of the credit rating of our long-term debt would increase the interest rates applicable to borrowings under our credit facility and our line of credit.

Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and US commercial paper markets primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Moody’s	A3 (stable)	A3 (stable)	P-2	P-2
Standard & Poor’s	A-(negative)	A-(negative)	A-2(1)	A-2(1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $4,250 million of outstanding senior notes were issued under US shelf registration statements.

For the first three months of 2014, our weighted average cost of capital was 9.5 percent (2013 — 9.4 percent), of which 88 percent represented the cost of equity (2013 — 90 percent).

Outstanding Share Data

	March 31, 2014	December 31, 2013
Common shares issued and outstanding	845,856,181	856,116,325
Options to purchase common shares outstanding	19,042,035	20,332,335
Number of stock option plans	9	9

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are described on page 89 of our 2013 Annual Integrated Report. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 11 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 89 of our 2013 Annual Integrated Report for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2013 Annual Integrated Report for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Sales	$1,680	$1,541	$1,520	$2,144	$2,100	$1,642	$2,143	$2,396
Gross margin	565	460	484	979	867	586	927	1,199
Net income	340	230	356	643	556	421	645	522
Net income per share — basic(1)	0.40	0.27	0.41	0.74	0.64	0.49	0.75	0.61
Net income per share — diluted(1)	0.40	0.26	0.41	0.73	0.63	0.48	0.74	0.60

(1)

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

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	28

In the first quarter of 2014 and second quarter of 2012, earnings were impacted by $38 million and $341 million, respectively, of non-tax deductible impairment losses on our available-for-sale investment in Sinofert due to the significance by which fair value was below cost.

Related Party Transactions

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first three months of 2014.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board of Directors, and the committee reviewed the disclosures described in this Form 10-Q.

Recent Accounting Changes

Refer to Note 1 to the financial statements in this Form 10-Q for information pertaining to accounting changes effective in 2014 and for information on issued accounting pronouncements that will be effective in future periods.

Risk Management

Execution of our corporate strategy requires an effective program to manage the associated risks.

The company’s Risk Management Process of identification, management and reporting of risk is continuous and dynamic. Changes to corporate risk that result from changing internal and external factors are evaluated on a quarterly basis and significant changes in risks and corresponding mitigation activities are reported regularly to the Board of Directors through the committees, which focus on risks within their areas of oversight. Detailed discussion of the PotashCorp “Global Risk Perspective” can be found on pages 24 - 28 of our 2013 Annual Integrated Report as well as in our Form 10-K. Risk management discussions specific to potash, nitrogen and phosphate operations can be found on pages 52, 63, and 71 respectively of the 2013 Annual Integrated Report.

The greatest potential risks to potash reported in the 2013 Annual Integrated Report include market supply imbalances which may result from fluctuations in global demand for product, global potash demand insufficient to consume PotashCorp capacity, physical risks particular to underground mines (such as unexpected underground rock falls and water inflow from underground water-bearing strata) and safety related risks.

We mitigate the potash market imbalance and insufficient demand risks by managing production to meet market demand. Underground mine risk mitigation activities include the use of advanced geophysical surveys, microseismic monitoring, rock mechanics modeling, ground penetrating radar, training and procedures and protective structures. We mitigate the risk of unsafe actions or conditions by enhancing safety systems at all sites. Similar risks of cyclicality and market imbalance exist in phosphate and nitrogen, largely due to competitive costs, availability of supply and government involvement. The company mitigates these risks by focusing on less cyclical markets, maintaining a diversified sulfur supply portfolio and employing natural gas price risk hedging strategies where appropriate.

29	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Outlook

Market Outlook

Recent potash contracts in China and India as well as a strong order book in key spot markets are expected to create an environment that should support robust shipment levels through at least the next two quarters. While we are beginning to see an improvement in rail deliveries help address the backlog of orders from the first quarter, significant product demands are expected to keep pressure on North American carriers. We continue to work closely with our transportation partners to minimize disruptions although these conditions are expected to result in ongoing tight global market fundamentals. For the full year, we maintain our view that global potash shipments could be in the range of 55-57 million tonnes.

In North America, we expect strong demand at the farm level to continue and securing potash to remain a top priority for distributors. With rail carrier backlogs limiting producers’ ability to recharge warehouse systems, sales volumes for the second quarter could be constrained — although the delayed start to the spring planting season is expected to provide some relief. For the full year, we maintain our view that total shipments to North America could approximate 9-9.5 million tonnes.

Potash demand in Latin America is expected to remain strong as farmers strive to increase crop production by planting more acres and enhancing soil fertility. We anticipate imports to this market will accelerate through the second quarter and remain robust through the seasonally strong July to October period. For the year, we forecast potash shipments to Latin America of approximately 10.5 million tonnes, including what could be record demand from Brazil.

With first-half Chinese contracts in place for all major global potash suppliers — including Canpotex — shipments to this market are expected to accelerate through the second quarter. First-half volume commitments are likely to meet a significant portion of China’s estimated import needs for 2014, and we anticipate a modest level of additional seaborne imports will be required during the second half. For the full year, we forecast total demand will approximate 11.5 million tonnes.

In India, the recent settlement of new supply contracts — including a 1 million tonne agreement with Canpotex — is expected to provide a base load of tonnage through the remaining three quarters of 2014. While fertilizer subsidies continue to remain a near-term challenge in achieving more robust demand levels, we expect 2014 shipments to India will approximate 3.5-4.0 million tonnes, exceeding the 2013 total.

In Other Asian countries (outside of China and India), low inventories and supportive crop prices are expected to help generate stronger demand in 2014. We forecast total potash shipments in the range of 8.0-8.3 million tonnes, exceeding those of 2013.

Financial Outlook

Given a slightly improved potash pricing and demand outlook, we have increased our annual estimate for potash gross margin to $1.1-$1.3 billion and sales volumes to 8.3-8.7 million tonnes.

Our estimates include the benefit of our Canpotex allocation run at Allan, which is nearing completion. With results to this point surpassing our initial expectations, we anticipate our Canpotex entitlement will exceed 53 percent for the second half of 2014. Additionally, operational changes at our potash facilities have begun to reduce our per-tonne cost of goods sold and we anticipate further improvement during the second quarter. While we expect slightly elevated per-tonne costs in the third quarter due to our planned maintenance shutdowns, we remain on track to achieve our targeted $15-$20 per-tonne reduction in cash costs from 2013 levels.

In nitrogen, recent pricing strength has improved the near-term outlook. We anticipate typical seasonal trends will result in slightly weaker margins through the second half of 2014, although our higher sales volumes expectations should partially offset this impact. For the full year, we anticipate total gross margin will remain historically high but trail 2013’s total.

In phosphate, we expect prices for all products to be below those of 2013. While the weather-related operating challenges we recently faced appear to be behind us, weaker gross margin contributions during the first quarter have lowered our full-year expectations. The planned closure of a chemical plant at our White Springs operation is anticipated to result in slightly lower sales volumes in the second half of the year (approximately 0.1 million tonnes of P2O5) and keep our non-cash costs elevated as we accelerate depreciation for these assets (anticipated at $43 million for full-year 2014).

We have increased our annual estimate of income from offshore investments to a range of $230-$240 million to include the special dividend received from ICL during the first quarter.

Based on these factors, we have adjusted our full-year 2014 guidance to $1.50-$1.80, which includes second-quarter net income in the range of $0.40-$0.45 per share.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	30

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to the following: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; risks and uncertainties related to operating and workforce changes made in response to our industry and the markets we serve; changes in competitive pressures, including pricing pressures; risks and uncertainties related to our international operations and assets; fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations within major markets; unexpected geological or environmental conditions, including water inflows; economic and political uncertainty around the world; risks associated with natural gas and other hedging activities; changes in capital markets; unexpected or adverse weather conditions; changes in currency and exchange rates; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; acquisitions we may undertake; increases in the price or reduced availability of the raw materials that we use; strikes or other forms of work stoppage or slowdowns; timing and impact of capital expenditures; rates of return on, and the risks associated with, our investments and capital expenditures; changes in, and the effects of, government policies and regulations; security risks related to our information technology systems; risks related to reputational loss; and earnings, and the decisions of taxing authorities, which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2013 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report, and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2013 Annual Integrated Report, pages 24 to 28.

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2013 audited annual consolidated financial statements and there were no significant changes as at March 31, 2014, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $1,734 million at March 31, 2014 (December 31, 2013 — $1,722 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $173 million, while a 10 percent decrease would reduce other comprehensive

31	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

income by $153 million and an impairment of $20 million for our investment in Sinofert would be recognized in net income. At March 31, 2014, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment date of March 31, 2014 ($200 million) would represent an impairment, and all other variables remain constant.

As at March 31, 2014, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps, which represented a notional amount of 16 million MMBtu (December 31, 2013 — NIL) with maturities in 2015 through 2017. There were no substantial changes to price sensitivities reported in Note 24 to the 2013 audited annual consolidated financial statements.

Foreign Exchange Risk

As at March 31, 2014, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $60 million (December 31, 2013 — $148 million) at an average exchange rate of 1.1114 (December 31, 2013 — 1.0569) per US dollar with maturities in 2014. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2013 audited annual consolidated financial statements.

Interest Rate Risk

As at March 31, 2014, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of March 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2014, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	32

Part II. Other Information

Item 1. Legal Proceedings

For a description of certain other legal and environmental proceedings, see Note 11 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 1, 2014 — January 31, 2014	314,000	$31.23	314,000	28,886,892
February 1, 2014 — February 28, 2014	5,024,000	$33.25	5,024,000	23,862,892
March 1, 2014 — March 31, 2014	6,384,000	$34.73	6,384,000	17,478,892
Total	11,722,000	$34.00	11,722,000	17,478,892

(1)	Average price paid per share includes cash paid for commissions.

(2)

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to 5 percent of PotashCorp’s outstanding common shares (up to $2,000 million of its outstanding common shares) through a normal course issuer bid. Shares may be repurchased from time to time on the open market commencing on August 2, 2013 through August 1, 2014 at prevailing market prices. Shareholders may obtain a copy of the notice filed with the Toronto Stock Exchange, without charge, by contacting the Corporate Secretary.

Item 4. Other Information

Mine Safety Disclosures

Safety is the company’s top priority, and we are committed to providing a healthy and safe work environment for our employees, contractors and all others at our sites to help meet our company-wide goal of achieving no harm to people.

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

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

33	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

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

		10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	34

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)

35	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q	36

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

April 29, 2014	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

April 29, 2014	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

37	PotashCorp 2014 First Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

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