Form 10-Q
period 2014-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2014-07-29
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

  Yes  ☐    No  ☑

As at July 7, 2014, Potash Corporation of Saskatchewan Inc. had 829,282,715 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$107	$628
Receivables	848	752
Inventories (Note 2)	708	728
Prepaid expenses and other current assets	57	81
	1,720	2,189
Non-current assets
Property, plant and equipment	12,254	12,233
Investments in equity-accounted investees	1,284	1,276
Available-for-sale investments (Note 3)	1,719	1,722
Other assets	375	401
Intangible assets	139	137
Total Assets	$17,491	$17,958
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$430	$967
Payables and accrued charges	976	1,104
Current portion of derivative instrument liabilities	40	42
	1,446	2,113
Non-current liabilities
Long-term debt (Note 4)	3,711	2,970
Derivative instrument liabilities	111	129
Deferred income tax liabilities	2,115	2,013
Pension and other post-retirement benefit liabilities	424	410
Asset retirement obligations and accrued environmental costs	599	557
Other non-current liabilities and deferred credits	138	138
Total Liabilities	8,544	8,330
Shareholders’ Equity
Share capital (Note 5)	1,608	1,600
Contributed surplus	230	219
Accumulated other comprehensive income	724	673
Retained earnings	6,385	7,136
Total Shareholders’ Equity	8,947	9,628
Total Liabilities and Shareholders’ Equity	$17,491	$17,958

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share and share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Sales (Note 6)	$1,892	$2,144	$3,572	$4,244
Freight, transportation and distribution	(158)	(147)	(324)	(296)
Cost of goods sold	(987)	(1,018)	(1,936)	(2,102)
Gross Margin	747	979	1,312	1,846
Selling and administrative expenses	(55)	(51)	(123)	(117)
Provincial mining and other taxes	(69)	(81)	(123)	(144)
Share of earnings of equity-accounted investees	32	37	65	117
Dividend income	24	54	93	54
Impairment of available-for-sale investment (Note 3)	—	—	(38)	—
Other income (expenses)	7	(11)	31	(12)
Operating Income	686	927	1,217	1,744
Finance costs	(48)	(39)	(95)	(74)
Income Before Income Taxes	638	888	1,122	1,670
Income taxes (Note 8)	(166)	(245)	(310)	(471)
Net Income	$472	$643	$812	$1,199
Net Income per Share
Basic	$0.56	$0.74	$0.96	$1.39
Diluted	$0.56	$0.73	$0.95	$1.37
Dividends Declared per Share	$0.35	$0.35	$0.70	$0.63
Weighted Average Shares Outstanding
Basic	840,342,000	865,991,000	846,596,000	865,526,000
Diluted	847,014,000	877,141,000	853,320,000	876,930,000

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Net of related income taxes)	2014	2013	2014	2013
Net Income	$472	$643	$812	$1,199
Other comprehensive (loss) income
Items that will not be reclassified to net income:
Net actuarial gain on defined benefit plans (1)	—	150	—	150
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (2)
Net fair value (loss) gain during the period	(15)	(656)	35	(470)
Cash flow hedges
Net fair value loss during the period (3)	—	—	(1)	—
Reclassification to income of net loss (4)	7	8	13	19
Other	2	(2)	4	(2)
Other Comprehensive (Loss) Income	(6)	(500)	51	(303)
Comprehensive Income	$466	$143	$863	$896

(1)	Net of income taxes of $NIL (2013 — $(87)) for the three and six months ended June 30, 2014.
(2)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(3)

Cash flow hedges are comprised of natural gas derivative instruments and were net of income taxes of $NIL (2013 — $NIL) for the three months ended June 30, 2014 and $1 (2013 — $NIL) for the six months ended June 30, 2014.

(4)	Net of income taxes of $(4) (2013 — $(4)) for the three months ended June 30, 2014 and $(8) (2013 — $(10)) for the six months ended June 30, 2014.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating Activities
Net income	$472	$643	$812	$1,199
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	182	186	358	340
Share-based compensation	4	5	19	21
Net distributed (undistributed) earnings of equity-accounted investees	28	70	(3)	(7)
Impairment of available-for-sale investment (Note 3)	—	—	38	—
Realized excess tax benefit related to share-based compensation	2	9	2	10
Provision for deferred income tax	64	151	110	253
Pension and other post-retirement benefits	12	9	21	(22)
Other long-term liabilities and miscellaneous	1	34	10	49
Subtotal of adjustments	293	464	555	644
Changes in non-cash operating working capital
Receivables	54	170	(104)	66
Inventories	(3)	(6)	17	41
Prepaid expenses and other current assets	9	12	27	13
Payables and accrued charges	(37)	(81)	20	(23)
Subtotal of changes in non-cash operating working capital	23	95	(40)	97
Cash provided by operating activities	788	1,202	1,327	1,940
Investing Activities
Additions to property, plant and equipment	(199)	(354)	(423)	(850)
Other assets and intangible assets	(8)	(5)	(10)	(10)
Cash used in investing activities	(207)	(359)	(433)	(860)
Financing Activities
Proceeds from long-term debt obligations	—	—	737	—
Repayment of and finance costs on long-term debt obligations	(500)	(4)	(500)	(254)
Proceeds from (repayment of) short-term debt obligations	429	(580)	(41)	(369)
Dividends	(283)	(233)	(576)	(410)
Repurchase of common shares	(669)	—	(1,065)	—
Issuance of common shares	16	19	30	21
Cash used in financing activities	(1,007)	(798)	(1,415)	(1,012)
(Decrease) Increase in Cash and Cash Equivalents	(426)	45	(521)	68
Cash and Cash Equivalents, Beginning of Period	533	585	628	562
Cash and Cash Equivalents, End of Period	$107	$630	$107	$630
Cash and cash equivalents comprised of:
Cash	$88	$40	$88	$40
Short-term investments	19	590	19	590
	$107	$630	$107	$630
Supplemental cash flow disclosure
Interest paid	$68	$91	$92	$100
Income taxes paid	$120	$52	$170	$107

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial gain on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity (1)
Balance — December 31, 2013	$1,600	$219	$780	$(105)	$—	(2)	$(2)	$673	$7,136	$9,628
Net income	—	—	—	—	—		—	—	812	812
Other comprehensive income	—	—	35	12	—		4	51	—	51
Share repurchase (Note 5)	(53)	(2)	—	—	—		—	—	(976)	(1,031)
Dividends declared	—	—	—	—	—		—	—	(587)	(587)
Effect of share-based compensation including issuance of common shares	40	13	—	—	—		—	—	—	53
Shares issued for dividend reinvestment plan	21	—	—	—	—		—	—	—	21
Balance — June 30, 2014	$1,608	$230	$815	$(93)	$—	(2)	$2	$724	$6,385	$8,947
Balance — December 31, 2012	$1,543	$299	$1,539	$(138)	$—	(2)	$(2)	$1,399	$6,671	$9,912
Net income	—	—	—	—	—		—	—	1,199	1,199
Other comprehensive (loss) income	—	—	(470)	19	150		(2)	(303)	—	(303)
Dividends declared	—	—	—	—	—		—	—	(544)	(544)
Effect of share-based compensation including issuance of common shares	29	11	—	—	—		—	—	—	40
Shares issued for dividend reinvestment plan	13	—	—	—	—		—	—	—	13
Transfer of net actuarial gain on defined benefit plans	—	—	—	—	(150)		—	(150)	150	—
Balance — June 30, 2013	$1,585	$310	$1,069	$(119)	$—	(2)	$(4)	$946	$7,476	$10,317

(1)	All equity transactions were attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014

(in millions of US dollars except as otherwise noted)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. These unaudited interim condensed consolidated financial statements are based on International Financial Reporting Standards, as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the company’s 2013 annual consolidated financial statements, except as described below.

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on July 29, 2014.

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

Standards, amendments and interpretations not yet effective and not applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied at June 30, 2014. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date (1)
Amendments to IAS 19, Employee Benefits	Issued to simplify the accounting for employee or third-party contributions to defined benefit plans that are independent of the number of years of employee service.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	July 1, 2014, applied retrospectively.

(1)	Effective date for annual periods beginning on or after the stated date.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Impact	Effective Date (1)
Amendments to IAS 16, Property, Plant and Equipment and IAS 38, Intangible Assets	Issued to clarify acceptable methods of depreciation and amortization.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
Amendments to IFRS 11, Joint Arrangements	Issued to provide additional guidance on accounting for the acquisition of an interest in a joint operation.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers including multiple-element arrangements and transactions not previously addressed comprehensively, and enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2017, applied retrospectively with certain limitations.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.

(1)	Effective date for annual periods beginning on or after the stated date.

2. Inventories

	June 30, 2014	December 31, 2013
Finished products	$315	$340
Intermediate products	84	85
Raw materials	94	101
Materials and supplies	215	202
	$708	$728

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

7	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Changes in fair value, and related accounting, for the company’s investment in Sinofert since December 31, 2013 were as follows:

			Impact of Unrealized Loss on:
	Fair Value	Unrealized Loss	OCI and AOCI	Net Income and Retained Earnings
Balance — December 31, 2013	$254	$(325)	$16	$(341)
Decrease in fair value and recognition of impairment	(54)	(54)	(16)	(38)
Balance — March 31, 2014	$200	$(379)	$—	$(379)
Increase in fair value subsequent to recognition of impairment	10	10	10	—
Balance — June 30, 2014	$210	$(369)	$10	$(379)

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2013	856,116,325	$1,600
Issued under option plans	1,759,100	40
Issued for dividend reinvestment plan	608,182	21
Repurchased	(29,200,892)	(53)
Balance — June 30, 2014	829,282,715	$1,608

Share Repurchase Program

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to 5 percent of PotashCorp’s outstanding common shares (up to $2,000 of its outstanding common shares) through a normal course issuer bid. Shares could be repurchased from time to time on the open market commencing August 2, 2013 through August 1, 2014 at prevailing market prices. The timing and amount of purchases under the program were dependent upon the availability and alternative uses of capital, market conditions, applicable US and Canadian regulations and other factors. The company completed the repurchase program by June 30, 2014.

Under this program, the company repurchased for cancellation 17,478,892 common shares during the three months ended June 30, 2014, at a cost of $632 and an average price per share of $36.19. The repurchase resulted in a reduction of share capital of $32, and the excess of net cost over the average book value of the shares was recorded as a reduction of contributed surplus of $1 and a reduction of retained earnings of $599. During the six months ended June 30, 2014, a total of 29,200,892 common shares were repurchased at a cost of $1,031 and an average price per share of $35.31, resulting in a reduction of share capital of $53, a reduction of contributed surplus of $2 and a reduction of retained earnings of $976.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	8

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

	Three Months Ended June 30, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$747	$656	$489	$—	$1,892
Freight, transportation and distribution — third party	(79)	(28)	(51)	—	(158)
Net sales — third party	668	628	438	—
Cost of goods sold — third party	(273)	(342)	(372)	—	(987)
Margin (cost) on inter-segment sales (1)	—	18	(18)	—	—
Gross margin	395	304	48	—	747
Depreciation and amortization	(44)	(44)	(90)	(4)	(182)
Assets	9,365	2,258	2,385	3,483	17,491
Cash flows for additions to property, plant and equipment	103	48	45	3	199

(1)	Inter-segment net sales were $33.

	Three Months Ended June 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$975	$629	$540	$—	$2,144
Freight, transportation and distribution — third party	(68)	(27)	(52)	—	(147)
Net sales — third party	907	602	488	—
Cost of goods sold — third party	(294)	(333)	(391)	—	(1,018)
Margin (cost) on inter-segment sales (1)	—	7	(7)	—	—
Gross margin	613	276	90	—	979
Depreciation and amortization	(67)	(42)	(74)	(3)	(186)
Assets	8,914	2,198	2,485	4,428	18,025
Cash flows for additions to property, plant and equipment	264	27	57	6	354

(1)	Inter-segment net sales were $35.

	Six Months Ended June 30, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$1,418	$1,237	$917	$—	$3,572
Freight, transportation and distribution — third party	(165)	(59)	(100)	—	(324)
Net sales — third party	1,253	1,178	817	—
Cost of goods sold — third party	(558)	(665)	(713)	—	(1,936)
Margin (cost) on inter-segment sales (1)	—	30	(30)	—	—
Gross margin	695	543	74	—	1,312
Depreciation and amortization	(96)	(86)	(168)	(8)	(358)
Assets	9,365	2,258	2,385	3,483	17,491
Cash flows for additions to property, plant and equipment	227	115	76	5	423

(1)	Inter-segment net sales were $58.

9	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

	Six Months Ended June 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$1,860	$1,288	$1,096	$—	$4,244
Freight, transportation and distribution — third party	(139)	(52)	(105)	—	(296)
Net sales — third party	1,721	1,236	991	—
Cost of goods sold — third party	(604)	(714)	(784)	—	(2,102)
Margin (cost) on inter-segment sales (1)	—	25	(25)	—	—
Gross margin	1,117	547	182	—	1,846
Depreciation and amortization	(108)	(80)	(145)	(7)	(340)
Assets	8,914	2,198	2,485	4,428	18,025
Cash flows for additions to property, plant and equipment	613	72	122	43	850

(1)	Inter-segment net sales were $80.

7. Share-Based Compensation

On May 15, 2014, the company’s shareholders approved the 2014 Performance Option Plan under which the company may, after February 20, 2014 and before January 1, 2015, grant options to acquire up to 3,500,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2014, options to purchase a total of 2,547,900 common shares had been granted under the plan. The weighted average fair value of options granted was $9.42 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$37.15
Expected annual dividend per share	$1.40
Expected volatility	39%
Risk-free interest rate	1.67%
Expected life of options	5.4 years

8. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Income tax expense	$166	$245	$310	$471
Actual effective tax rate on ordinary earnings	27%	25%	27%	26%
Actual effective tax rate including discrete items	26%	28%	28%	28%
Discrete tax adjustments that impacted the tax rate	$(6)	$18	$(4)	$37

Significant items to note include the following:

•

The actual effective tax rate on ordinary earnings for the three and six months ended June 30, 2014 increased compared to the same periods last year due to different income weightings between jurisdictions.

•

In first-quarter 2014, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the actual effective tax rate including discrete items for the six months ended June 30, 2014 by 1 percent.

•	In the first six months of 2013, a tax expense of $16 ($1 in the second quarter) was recorded to adjust the 2012 income tax provision.
•	In second-quarter 2013, a deferred tax expense of $11 was recorded as a result of a Canadian income tax rate increase.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	10

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	June 30, 2014	December 31, 2013
Current income tax assets
Current	Receivables	$83	$90
Non-current	Other assets	128	126
Deferred income tax assets	Other assets	9	21
Total income tax assets		$220	$237
Current income tax liabilities
Current	Payables and accrued charges	$(28)	$(3)
Non-current	Other non-current liabilities and deferred credits	(135)	(135)
Deferred income tax liabilities	Deferred income tax liabilities	(2,115)	(2,013)
Total income tax liabilities		$(2,278)	$(2,151)

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

For valuations that included both observable and unobservable data, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3. For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range at June 30, 2014 was $4.31 to $5.02 per MMBtu (December 31, 2013 — $4.00 to $4.54 per MMBtu). Changes in the unobservable natural gas futures prices would not result in significantly higher or lower fair values as any price change would be counterbalanced by offsetting derivative positions for the majority of the company’s derivatives. Interest rates used to discount estimated cash flows at June 30, 2014 were between 0.16 percent and 3.02 percent (December 31, 2013 — between 0.17 percent and 3.59 percent) depending on the settlement date.

Fair value of investments designated as available-for-sale was based on the closing bid price of the common shares (Level 1) as of the statements of financial position dates.

11	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

The fair value of the company’s senior notes at June 30, 2014 reflected the yield valuation based on observed market prices (Level 1), which ranged from 0.56 percent to 4.47 percent (December 31, 2013 — 0.50 percent to 5.25 percent). The fair value of the company’s other long-term debt instruments approximated carrying value. Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	June 30, 2014		December 31, 2013
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$3,750	$4,160	$3,500	$3,791

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
June 30, 2014
Derivative instrument assets
Natural gas derivatives	$9	$—	$(1)	$10
Foreign currency derivatives	1	—	1	—
Investments in ICL and Sinofert	1,719	1,719	—	—
Derivative instrument liabilities
Natural gas derivatives	(151)	—	(15)	(136)

December 31, 2013
Derivative instrument assets
Natural gas derivatives	$8	$—	$—	$8
Investments in ICL and Sinofert	1,722	1,722	—	—
Derivative instrument liabilities
Natural gas derivatives	(170)	—	(21)	(149)
Foreign currency derivatives	(1)	—	(1)	—

(1)	During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers between Level 1 and Level 2.
(2)

During the six months ended June 30, 2014, there were no transfers into or out of Level 3. During the twelve months ended December 31, 2013, there were no transfers into Level 3 and $14 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. The company’s policy is to recognize transfers at the end of the reporting period.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	12

The following table presents a reconciliation of the beginning and ending balances of the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013
Balance, beginning of period	$(141)	$(191)
Total (losses) gains (realized and unrealized) before income taxes
Included in net income (cost of goods sold)	(10)	(27)
Included in other comprehensive income	9	27
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	16	36
Transfers of losses out of Level 3	—	14
Balance, end of period	$(126)	$(141)
Gains (losses) for the period included in net income (cost of goods sold) were:
Change in unrealized gains (losses) relating to instruments still held at the reporting date	$—	$—
Total losses (realized and unrealized)	(10)	(27)

10. Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through June 30, 2014, there were no such operating losses or other liabilities.

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

13	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are believed to be nearly complete. In September 2013, PCS Phosphate and other parties entered into an Administrative Order on Consent with the USEPA, pursuant to which a supplemental remedial investigation and focused feasibility study will be performed on the portion of the Site that was subject to the removal action. The completed and anticipated work on the Site is estimated to cost a total of $75. PCS Phosphate is a party to ongoing Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) contribution and cost recovery litigation for the recovery of costs of the removal activities. The USEPA has also issued an order to a number of entities requiring remediation downstream of the area subject to the removal action (“Operable Unit 1”). PCS Phosphate did not receive this order. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the CERCLA litigation or for Operable Unit 1.

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

•

In December 2010, the USEPA issued a final rule to numerically restrict nutrient concentrations in certain surface waters in Florida to levels below those currently permitted to be discharged from the company’s White Springs, Florida plant. The USEPA took this step because it had determined that Florida’s longstanding narrative criteria for nutrients were not protecting Florida’s waters and a new standard using numeric nutrient criteria was necessary. In November 2012, the USEPA shifted course, finding that not all water bodies in Florida require numeric nutrient criteria to meet Clean Water Act requirements. The USEPA has approved Florida’s new set of water quality standards, which apply numeric nutrient criteria to the majority of water bodies in the state, but also provide avenues for site-specific relief. To prevent overlapping federal and state water quality standards, in April 2014, the USEPA published a proposed rule to withdraw its 2010 rule. The comment period has closed and the company will track whether

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	14

the USEPA publishes a final rule withdrawing the 2010 rule so Florida’s nutrient criteria can take effect. If the federal rule is withdrawn and the state rules become the governing rules, the company believes the White Springs plant meets the criteria for site-specific relief and expects to apply for relief. In the meantime, the company is monitoring a 2013 lawsuit filed by the Florida Wildlife Federation against the USEPA. The complaint asserts that the USEPA’s little used antidegradation regulation under the Clean Water Act requires new water quality standards in Florida. This litigation is currently in mediation and the judge has not acted on any motions to intervene filed by the State of Florida and some industry stakeholders. The Fertilizer Institute, a trade association of which the company is a member, is poised to seek to intervene in the lawsuit at the appropriate time. The company will continue to assess whether it should seek to intervene to protect the interests of the White Springs plant. Due to the Florida Wildlife Federation litigation and the possibility that the state water quality standards could change once again, it is unclear at this time whether the company will need to expend capital costs at the White Springs plant to meet numeric nutrient water quality standards.

General

•

The scope or timing of any final, effective requirements to control the company’s greenhouse gas emissions in the US or Canada is uncertain. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government has announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2014. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

12. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three producers in Saskatchewan. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended June 30, 2014 were $342 (2013 — $495) and the six months ended June 30, 2014 were $591 (2013 — $870). At June 30, 2014, $164 (December 31, 2013 — $166) was owing from Canpotex.

13. Comparative Figures

Prior periods’ figures within Note 6 have been reclassified to disclose the impact of the margin (cost) on inter-segment sales separate from third-party transactions. Previously, these amounts were included as additions or reductions to cost of goods sold in each segment. There was no change in gross margin, by segment or in total. The company believes these reclassifications provide more succinct information. Additionally, comparative figures related to nitrogen inter-segment sales in Note 6 have been reduced by $3 for the three months ended June 30, 2013 and $29 for the six months ended June 30, 2013, to exclude sales within the same operating segment. These adjustments had no effect on any other amounts within the unaudited interim condensed consolidated financial statements.

15	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of July 29, 2014. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp, including our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

Goal	Representative 2014 Annual Target	Performance to June 30, 2014
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was 17 percent in the first six months of 2014 compared to our sector’s weighted average return (based on market capitalization) of 5 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 5 percent.
Be the supplier of choice to the markets we serve.	Reduce domestic potash net rail cycle time through the Chicago corridor by 10 percent in 2014, compared to 2011 levels.	The domestic potash net rail cycle time through the Chicago corridor during the second quarter of 2014 showed improvement over a very difficult 2014 first quarter performance. Persistent congestion created from an increase in North American rail volumes and a backlog of shipments due to severe winter conditions resulted in net rail cycle times higher in the 2014 second quarter than each of the previous three second quarter periods. Our second quarter net rail cycle time was 35 percent above the benchmark 2011 second quarter and 25 percent above the average of the prior three second quarters. For the first six months of 2014 our performance was 50 percent above our targeted net rail cycle time through the Chicago corridor. With continued rail congestion and resource shortages in the North American rail network we do not anticipate reaching our corporate goal of reducing the cycle time by 10 percent below the 2011 benchmark number. We continue to work with our carriers to prioritize our shipments.
Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Fill 75 percent of senior staff openings with qualified internal candidates.	The percentage of senior staff positions filled internally in the first six months of 2014 was 89 percent.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites.	Tragically, we had a fatality at our Cory potash facility during the first quarter of 2014.
	Reduce total site recordable injury rate to 0.95 (per 200,000 hours worked) or lower.	During the first six months of 2014, total site recordable injury rate was 1.16.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 15 percent from 2013 levels.	Annualized total reportable incidents were up 29 percent during the first six months of 2014 compared to 2013 annual levels. Compared to the first six months of 2013, total reportable incidents were up 10 percent.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	16

Share Repurchase Program

In the second quarter of 2014, the company completed a share repurchase program as described in Note 5 to the financial statements in this Form 10-Q. During the program a total of 43,345,992 common shares were repurchased for cancellation at a cost of $1,476 million and an average price per share of $34.05.

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

Earnings Guidance — Second Quarter 2014

	Company Guidance	Actual Results
Earnings per share	$ 0.40 –$ 0.45	$0.56

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions) — except per-share amounts	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales	$1,892	$2,144	$(252)	(12)	$3,572	$4,244	$(672)	(16)
Gross margin	747	979	(232)	(24)	1,312	1,846	(534)	(29)
Operating income	686	927	(241)	(26)	1,217	1,744	(527)	(30)
Net income	472	643	(171)	(27)	812	1,199	(387)	(32)
Net income per share — diluted	0.56	0.73	(0.17)	(23)	0.95	1.37	(0.42)	(31)
Other comprehensive (loss) income	(6)	(500)	494	(99)	51	(303)	354	n/m

n/m	= not meaningful

Earnings and gross margin in the second quarter and first half of 2014 were lower than the same periods in 2013 due mostly to lower potash prices. Lower sales prices in nitrogen were more than offset by higher sales volumes quarter over quarter. Year over year, lower sales prices in nitrogen were nearly offset by higher sales volumes and cost savings from lower natural gas costs and certain costs in 2013 that did not repeat in 2014. Phosphate was impacted by both lower prices and sales volumes quarter over quarter and year over year.

With all key potash markets engaged, global shipments accelerated through the second quarter. In North America, demand at the farm level was very strong through the spring planting season. Second-quarter shipments from domestic producers exceeded those of the prior year by 28 percent, with shipments for the first six months of 2014 approaching record totals. Shipments by North American producers to offshore markets increased from the first quarter as rail constraints began to improve and customers in all key markets actively secured

17	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

supply. Totals for both the quarter and year were relatively in line with prior period levels. Improving fundamentals – most notably for granular product – resulted in positive spot market pricing trends relative to the first quarter, although potash prices remained well below those of the comparative period in 2013.

In nitrogen, prices reflected typical seasonal patterns and moved lower as the quarter progressed. While offshore prices for ammonia and urea softened during the quarter relative to the same period last year, key North American benchmarks remained comparatively strong due to healthy demand and reduced imports.

After phosphate markets rebounded early in 2014, demand and pricing remained relatively stable through the second quarter. Continuing slow demand in India during first-half 2014 was largely offset by the strength of demand in other regions, in particular Brazil and North America. Increased availability of product from offshore competitors limited exports for US producers, but was offset by healthy domestic demand and lower output due to reported production challenges.

Other significant factors that affected earnings quarter over quarter were lower income taxes (due to decreased ordinary earnings before taxes and discrete tax adjustments) and lower dividends received from Israel Chemicals Ltd. (ICL). Year over year, earnings were impacted by lower income taxes (due to decreased ordinary earnings before taxes and discrete tax adjustments), a reduced share of earnings of equity-accounted investees, a special dividend received from ICL (none in the first half of 2013) and a non-tax deductible charge related to the impairment of our investment in Sinofert Holdings Limited (Sinofert) in the first half of 2014 (none in 2013).

Other comprehensive loss for the second quarter of 2014 mainly resulted from a decrease in the fair value of our investment in ICL. For the first half of 2014 other comprehensive income mainly resulted from an increase in the fair value of our investment in ICL. Other comprehensive loss for the second quarter and first half of 2013 was mainly the result of a decrease in the fair value of our investments in ICL and Sinofert, partially offset by a net actuarial gain resulting from a remeasurement of our defined benefit plans.

Statement of Financial Position

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	18

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities

i   Cash and cash equivalents held in certain foreign subsidiaries were $24 million at June 30, 2014, down from $480 million at December 31, 2013 as a result of a repatriation of funds in the first quarter of 2014. There are no current plans to repatriate the funds at June 30, 2014 in a taxable manner.

i   Short-term debt and current portion of long-term debt declined due to the repayment of $500 million in senior notes in the second quarter of 2014.

i   Payables and accrued charges were lower largely due to reduced capital spending and timing of share repurchases outstanding at December 31, 2013.

h   Long-term debt was higher as a result of the issuance of $750 million in senior notes in the first quarter of 2014.

Equity

i   Equity was mainly impacted by net income (discussed in more detail above), dividends declared and common shares repurchased for cancellation (see Note 5 to the financial statements in this Form 10-Q) during the first six months of 2014.

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

19	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Potash

Potash Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
North America	$303	$352	(14)	943	834	13	$321	$421	(24)
Offshore	362	554	(35)	1,582	1,711	(8)	$229	$324	(29)
	665	906	(27)	2,525	2,545	(1)	$263	$356	(26)
Cost of goods sold	(261)	(290)	(10)				$(102)	$(114)	(11)
Gross margin	404	616	(34)				$161	$242	(33)
Other miscellaneous and purchased product gross margin (2)	(9)	(3)	200
Gross Margin	$395	$613	(36)				$156	$241	(35)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $3 million (2013 — $1 million) less cost of goods sold of $12 million (2013 — $4 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
North America	$594	$683	(13)	1,931	1,628	19	$307	$419	(27)
Offshore	649	1,031	(37)	2,905	3,143	(8)	$223	$328	(32)
	1,243	1,714	(27)	4,836	4,771	1	$257	$359	(28)
Cost of goods sold	(535)	(594)	(10)				$(111)	$(124)	(10)
Gross margin	708	1,120	(37)				$146	$235	(38)
Other miscellaneous and purchased product gross margin (2)	(13)	(3)	333
Gross Margin	$695	$1,117	(38)				$144	$234	(38)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $10 million (2013 — $7 million) less cost of goods sold of $23 million (2013 — $10 million).

Potash gross margin variance attributable to:

	Three Months Ended June 30 2014 vs. 2013				Six Months Ended June 30 2014 vs. 2013
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$37	$(95)	$(2)	$(60)	$101	$(216)	$9	$(106)
Offshore	(30)	(152)	30	(152)	(57)	(304)	55	(306)
Change in market mix	(14)	13	1	—	(27)	25	2	—
Total manufactured product	$(7)	$(234)	$29	(212)	$17	$(495)	$66	(412)
Other miscellaneous and purchased product				(6)				(10)
Total				$(218)				$(422)

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	20

Offshore sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended June 30						Six Months Ended June 30
	By Canpotex (1)			From New Brunswick			By Canpotex (1)			From New Brunswick
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Other Asian countries (2)	42	44	(5)	—	—	—	44	42	5	—	—	—
Latin America	29	26	12	100	100	—	28	26	8	100	100	—
China	13	15	(13)	—	—	—	14	19	(26)	—	—	—
India	10	12	(17)	—	—	—	7	8	(13)	—	—	—
Oceania, Europe and Other	6	3	100	—	—	—	7	5	40	—	—	—
	100	100		100	100		100	100		100	100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian countries except China and India.

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

i   Our average realized potash price was down significantly due to price erosion during the second half of 2013. Improving market fundamentals through the first half – most notably in granular markets in North America and Brazil – resulted in our average realized price increasing relative to first-quarter 2014.

h   Strong customer engagement in all key potash markets and improving rail logistics supported increased shipments from earlier in the year.

h   Continued strength in North America led to sales volumes significantly exceeding those of the comparative period in 2013.

i   Although rail challenges began to abate, offshore sales volumes for the quarter were impacted by backlogs and trailed 2013 comparative totals.

h   Costs were lower due to our workforce reduction and operational changes announced in December 2013 along with our decision to optimize production at our lowest cost facilities.

h   The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

h   More product from our lower-cost mines was sold to offshore customers resulting in a positive cost of goods sold variance.

i   Costs were incurred due to a review of potash mining practices.

21	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin year over year were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

i   Potash prices were lower as the sharp decline during the second half of 2013 weighed on realizations, though prices rose compared to the trailing quarter due to tighter granular supplies and logistical constraints.

h   North American totals were up due to low distributor inventories at the start of the year and higher acreage and application rates.

i   Our offshore sales volumes fell as rail constraints limited shipments.

h   5 shutdown weeks were taken in 2014 mainly as a result of a fatality at Cory and logistical constraints at Patience Lake while 20 shutdown weeks were taken in 2013 mainly as a result of our strategy to match production with demand and weather-related pond issues at our Patience Lake facility.

h   The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

h   More product from our lower-cost mines was sold to offshore customers resulting in a higher cost of goods sold variance.

The change in market mix produced an unfavorable variance of $27 million related to sales volumes and a favorable variance of $25 million in sales prices, due primarily to more higher-priced granular product being sold in North America in 2014.

Potash Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2014	2013	% Change	2014	2013	% Change
Production	KCl tonnes produced (thousands)	2,321	2,677	(13)	4,716	4,702	—
Safety	Total site recordable injury rate	2.09	1.18	77	1.71	1.30	32
	Life-altering injuries	—	—	—	1	—	n/m
Employee	Percentage of senior staff positions filled internally	100%	100%	—	100%	100%	—
Environmental	Waste (000’s tonnes)	4,860	5,790	(16)	9,360	10,295	(9)
	Environmental incidents	5	2	150	9	8	13

n/m	= not meaningful

Production

During the first half of 2014, we successfully completed a safe Canpotex entitlement run at Allan, which increased our proportion of Canpotex sales to offshore markets from approximately 49 percent to approximately 54 percent commencing July 1, 2014.

Potash production fell quarter over quarter due to our operational changes announced in December 2013. Year over year, the impact of our operational changes was offset by a reduction in shutdown weeks as discussed above.

Safety

Tragically, we had a fatality at our Cory potash facility during the first quarter of 2014. Total site recordable injury rate increased among non-nested contractors, largely on the New Brunswick and Rocanville expansion projects as there were fewer recordable injuries on both projects, but there were fewer hours worked during the second quarter and first half of 2014.

Employee

During the second quarter of 2014, we rescinded previously announced layoff notices at our Penobsquis, New Brunswick facility (impacting 56 employees) and began a recall process at our Lanigan facility to reinstate 47 permanent employees due to ongoing tightness in the granular potash market.

Environmental

Waste is comprised of byproducts including coarse and fine tailings and salt as brine to injection wells. Waste decreased quarter over quarter and year over year due to lower mining waste per tonne (higher recovery and/or ore quality) combined with decreased mining activity at certain sites.

Of the five reportable environmental incidents in potash in the second quarter of 2014, three were due to brine and slurry pipe failures.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	22

Nitrogen

Nitrogen Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product (2)
Net sales
Ammonia	$360	$318	13	665	549	21	$542	$578	(6)
Urea	114	120	(5)	258	277	(7)	$441	$432	2
Solutions, Nitric acid, Ammonium nitrate	180	170	6	740	656	13	$243	$259	(6)
	654	608	8	1,663	1,482	12	$393	$410	(4)
Cost of goods sold	(355)	(335)	6				$(213)	$(227)	(6)
Gross margin	299	273	10				$180	$183	(2)
Other miscellaneous and purchased product gross margin (3)	5	3	67
Gross Margin	$304	$276	10				$183	$186	(2)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $31 million, cost of goods sold $14 million and 52,000 sales tonnes (2013 — net sales $19 million, cost of goods sold $11 million and 33,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $5 million less cost of goods sold $1 million (2013 — net sales $13 million less cost of goods sold $9 million) and inter-segment net sales $2 million less cost of goods sold $1 million (2013 — net sales $16 million less cost of goods sold $17 million). Inter-segment profits are eliminated on consolidation.

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product (2)
Net sales
Ammonia	$606	$660	(8)	1,248	1,108	13	$486	$596	(18)
Urea	264	265	—	606	582	4	$436	$455	(4)
Solutions, Nitric acid, Ammonium nitrate	344	331	4	1,438	1,278	13	$239	$259	(8)
	1,214	1,256	(3)	3,292	2,968	11	$369	$423	(13)
Cost of goods sold	(679)	(715)	(5)				$(206)	$(241)	(15)
Gross margin	535	541	(1)				$163	$182	(10)
Other miscellaneous and purchased product gross margin (3)	8	6	33
Gross Margin	$543	$547	(1)				$165	$184	(10)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $56 million, cost of goods sold $26 million and 100,000 sales tonnes (2013 — net sales $50 million, cost of goods sold $25 million and 79,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $20 million less cost of goods sold $12 million (2013 — net sales $30 million less cost of goods sold $24 million) and inter-segment net sales $2 million less cost of goods sold $2 million (2013 — net sales $30 million less cost of goods sold $30 million). Inter-segment profits are eliminated on consolidation.

23	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance attributable to:

	Three Months Ended June 30 2014 vs. 2013				Six Months Ended June 30 2014 vs. 2013
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$42	$(27)	$9	$24	$55	$(138)	$42	$(41)
Urea	(6)	4	—	(2)	6	(11)	4	(1)
Solutions, NA, AN	15	(13)	2	4	15	(30)	44	29
Hedge	—	—	—	—	—	—	7	7
Change in product mix	(7)	7	—	—	—	—	—	—
Total manufactured product	$44	$(29)	$11	26	$76	$(179)	$97	(6)
Other miscellaneous and purchased product				2				2
Total				$28				$(4)

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2014	2013	2014	2013	2014	2013	2014	2013
Fertilizer	551	488	$424	$463	1,128	898	$396	$458
Industrial and Feed	1,112	994	$379	$384	2,164	2,070	$355	$408
	1,663	1,482	$393	$410	3,292	2,968	$369	$423

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Our average realized price declined primarily due to slightly weaker benchmark prices contributing to lower realizations for our ammonia fertilizer products.	h Improved production levels across all of our facilities increased nitrogen sales volumes.

h   Cost of goods sold variance was impacted by lower costs at Trinidad associated with fewer gas interruptions in 2014 and costs at Augusta in 2013 that did not repeat in 2014.

i   Average costs, including our hedge position, for natural gas used as feedstock in production increased 4 percent. Costs for natural gas used as feedstock in Trinidad production rose 1 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 10 percent. Including losses on our hedge position, US gas prices rose 9 percent.

The most significant contributors to the change in total gross margin year over year were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Ammonia prices fell from higher levels in the first half of 2013 as strong demand and supply challenges in key producing regions were more prevalent in 2013 than 2014.

h   Ammonia volumes were up due to the availability of production at Geismar and Augusta in 2014 (both projects began producing part-way through the first half of 2013) and fewer gas interruptions in Trinidad compared to the same period in 2013, all of which also led to an increase in saleable downstream products.

h   Average costs, including our hedge position, for natural gas used as feedstock in production decreased 4 percent. Costs for natural gas used as feedstock in Trinidad production fell 15 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 24 percent. Including losses on our hedge position, US gas prices rose 15 percent.

h   The cost of goods sold variance for ammonia mainly reflected decreased costs for natural gas used as feedstock in Trinidad production exceeding increased US natural gas costs, but to a greater extent in ammonia than in urea.

h   The cost of goods sold variance was better for solutions, nitric acid and ammonium nitrate due mainly to the impact of costs associated with Geismar in 2013 that did not repeat in 2014.

25	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Nitrogen Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2014	2013	% Change	2014	2013	% Change
Production	N tonnes produced (thousands)	830	726	14	1,663	1,449	15
Safety	Total site recordable injury rate	0.28	0.63	(56)	0.38	0.56	(32)
Employee	Percentage of senior staff positions filled internally	100%	100%	—	100%	100%	—
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.2	2.5	(12)	2.2	2.3	(4)
	Environmental incidents	—	—	—	1	1	—

Production

The increase in production was mainly due to the availability of production at Geismar and Augusta as discussed above.

Safety

The total site recordable injury rate was affected by two recordable injuries among employees in the second quarter and first half of 2014 compared to four in the second quarter of 2013 and five in the first half of 2013.

Phosphate

Phosphate Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
Fertilizer	$245	$288	(15)	539	635	(15)	$455	$454	—
Feed and Industrial	187	193	(3)	310	295	5	$603	$654	(8)
	432	481	(10)	849	930	(9)	$509	$517	(2)
Cost of goods sold	(387)	(395)	(2)				$(457)	$(422)	8
Gross margin	45	86	(48)				$52	$95	(45)
Other miscellaneous and purchased product gross margin (2)	3	4	(25)
Gross Margin	$48	$90	(47)				$57	$97	(41)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $6 million (2013 — $7 million) less cost of goods sold of $3 million (2013 — $3 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
Fertilizer	$455	$585	(22)	1,041	1,225	(15)	$437	$478	(9)
Feed and Industrial	352	392	(10)	582	608	(4)	$605	$644	(6)
	807	977	(17)	1,623	1,833	(11)	$497	$533	(7)
Cost of goods sold	(738)	(802)	(8)				$(455)	$(437)	4
Gross margin	69	175	(61)				$42	$96	(56)
Other miscellaneous and purchased product gross margin (2)	5	7	(29)
Gross Margin	$74	$182	(59)				$46	$99	(54)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $10 million (2013 — $14 million) less cost of goods sold of $5 million (2013 — $7 million).

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	26

Phosphate gross margin variance attributable to:

	Three Months Ended June 30 2014 vs. 2013				Six Months Ended June 30 2014 vs. 2013
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(25)	$2	$(12)	$(35)	$(50)	$(42)	$11	$(81)
Feed and Industrial	8	(14)	—	(6)	(10)	(22)	7	(25)
Change in product mix	(4)	4	—	—	(6)	6	—	—
Total manufactured product	$(21)	$(8)	$(12)	(41)	$(66)	$(58)	$18	(106)
Other miscellaneous and purchased product				(1)				(2)
Total				$(42)				$(108)

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i	Although market fundamentals remained largely unchanged, the decline in prices was mainly related to industrial contracts, which tend to lag current market conditions.	i	Sales volumes were down due to reduced production caused by short-term issues relating to weather, mining conditions and mechanical challenges which created difficulties in sustaining the supply of ore feed to our facilities.	i	Depreciation was higher due to accelerated depreciation as a result of operational changes announced in the fourth quarter of 2013.
				h	Sulfur costs were down 20 percent, reducing our cost of goods sold.

The most significant contributors to the change in total gross margin year over year were as follows (direction of arrows refers to impact on gross margin):

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i	Weaker fertilizer market conditions through the second half of 2013 weighed on our first-half 2014 realizations.	i	Volumes fell as weather-related production and logistical issues reduced operating rates across all our facilities and constrained our sales.	h	Sulfur costs were down 27 percent and ammonia costs were down 18 percent, reducing our cost of goods sold.

i	Industrial prices were down due to certain contracts being tied to input costs on a lagging basis.			i	Depreciation was higher due to accelerated depreciation as a result of operational changes announced in the fourth quarter of 2013.

27	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Phosphate Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2014	2013	% Change	2014	2013	% Change
Production	P2O5 tonnes produced (thousands)	459	521	(12)	828	1,020	(19)
	P2O5 operating rate percentage	77%	88%	(13)	70%	86%	(19)
Safety	Total site recordable injury rate	1.45	1.42	2	1.43	0.95	51
Employee	Percentage of senior staff positions filled internally	80%	75%	7	91%	67%	36
Environmental	Water usage (m3 per tonne of product)	26	29	(10)	28	30	(7)
	Recycled water used in operations (percentage)	95%	94%	1	94%	94%	—
	Environmental incidents	1	1	—	1	1	—

Production

Phosphate production fell quarter over quarter due to short-term issues discussed above. Phosphate production was limited year over year due to unusually cold weather at Aurora and White Springs during the first quarter of 2014.

Safety

Year over year the total site recordable injury rate increased due to 17 recordable injuries occurring in the first half of 2014 (compared to 16 in the same period in 2013) and fewer hours being worked in 2014.

Employee

In the first six months of 2014, 10 of 11 senior staff positions were filled internally while four out of six positions were filled internally in the same period in 2013.

Other Expenses and Income

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Selling and administrative expenses	$(55)	$(51)	$(4)	8	$(123)	$(117)	$(6)	5
Provincial mining and other taxes	(69)	(81)	12	(15)	(123)	(144)	21	(15)
Share of earnings of equity-accounted investees	32	37	(5)	(14)	65	117	(52)	(44)
Dividend income	24	54	(30)	(56)	93	54	39	72
Impairment of available-for-sale investment	—	—	—	n/m	(38)	—	(38)	n/m
Other income (expenses)	7	(11)	18	n/m	31	(12)	43	n/m
Finance costs	(48)	(39)	(9)	23	(95)	(74)	(21)	28
Income taxes	(166)	(245)	79	(32)	(310)	(471)	161	(34)

n/m = not meaningful

Share of earnings of equity-accounted investees pertains primarily to Sociedad Quimica y Minera de Chile S.A. (SQM) and Arab Potash Company (APC). Lower earnings year over year were mainly due to lower earnings for SQM over that period.

Quarter over quarter dividend income was down due to lower dividends from ICL. The company also received a special dividend of $69 million from ICL in the first half of 2014 (none in the first half of 2013).

As discussed in Note 3 to the financial statements in this Form 10-Q, a non-tax deductible impairment loss of $38 million was recorded in net income on our investment in Sinofert during the first quarter of 2014. No such losses were recognized in 2013.

Weighted average debt obligations outstanding and the associated interest rates were as follows:

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	28

For the second quarter and first six months of 2014, income taxes decreased due to lower ordinary earnings before taxes and discrete tax adjustments. Effective tax rates and discrete items were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Dollars (millions), except percentage amounts	2014	2013	2014	2013
Actual effective tax rate on ordinary earnings	27%	25%	27%	26%
Actual effective tax rate including discrete items	26%	28%	28%	28%
Discrete tax adjustments that impacted the rate	$6	$(18)	$4	$(37)

Significant items to note are described in Note 8 to the financial statements in this Form 10-Q.

For the first six months of 2014, 64 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2013 — 49 percent) and 36 percent related to deferred income taxes (2013 — 51 percent). The increase in the current portion was largely due to lower tax depreciation partially offset by a drawdown of intercompany inventory.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 84 and 85 of our 2013 Annual Integrated Report summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. The issuance of 3.625 percent senior notes due March 15, 2024 during the first quarter of 2014 increased our long-term debt obligations by $750 million and estimated annual interest payments by $27 million in our contractual obligations and other commitments table referenced above. During the second quarter of 2014, the company completed the early redemption of all its outstanding $500 million of 5.250 percent senior notes due May 15, 2014.

Capital Expenditures

Based on anticipated exchange rates, during 2014 we expect to incur capital expenditures, including capitalized interest, of approximately $545 million for opportunity capital and approximately $615 million to sustain operations at existing levels and for major repairs and maintenance (including plant turnarounds).

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

CDN Dollars (billions)	2014 Forecast	Total Forecast (2)	Started	Expected Completion (3) (Description)	Forecasted Remaining Spending (after 2014) (2)
New Brunswick	$0.1	$2.2	2007	2014 (mine shaft and mill)	$0.3
Rocanville, Saskatchewan	$0.2	$2.8	2008	2015 (mine shaft and mill)	$—

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.
(2)	Amounts are based on the most recent forecast amounts approved by the Board of Directors, and are subject to change based on project timelines and costs.
(3)	Excludes ramp-up time. We expect these projects will be fully ramped up by the end of 2015, subject to market conditions.

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

29	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed consolidated statements of cash flow, are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Cash provided by operating activities	$788	$1,202	$(414)	(34)	$1,327	$1,940	$(613)	(32)
Cash used in investing activities	(207)	(359)	152	(42)	(433)	(860)	427	(50)
Cash used in financing activities	(1,007)	(798)	(209)	26	(1,415)	(1,012)	(403)	40
(Decrease) increase in cash and cash equivalents	$(426)	$45	$(471)	n/m	$(521)	$68	$(589)	n/m
n/m	= not meaningful

The following graph presents summarized working capital information.

Page 87 of our 2013 Annual Integrated Report explains liquidity needs that can be met through a variety of sources and the primary uses of funds.

Cash provided by operating activities was lower quarter over quarter due primarily to:

•	Lower quarterly net income in 2014;

•	A lower non-cash provision for deferred income taxes;

•	Cash inflows from receivables in the second quarter of 2014 were lower than the second quarter of 2013.

Cash provided by operating activities was lower year over year as a result of:

•	Lower net income in the first six months of 2014;

•	A lower non-cash provision for deferred income taxes;

•	Cash outflows from receivables in the first half of 2014 compared to cash inflows in the first half of 2013.

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 51 percent in the second quarter of 2014 (2013 — 74 percent) and 54 percent in the first half of 2014 (2013 — 72 percent) related to the potash segment.

Cash used in financing activities rose quarter over quarter and was mainly impacted by share repurchases (none in 2013), repayment of senior notes (none in 2013) and commercial paper issuances in 2014 as compared to repayments in 2013. Year over year cash used in financing activities increased due to share repurchases (none in 2013), increased dividend payments, lower commercial paper repayments and the issuance of $750 million in senior notes (none in 2013) and repayment of $500 million in senior notes in 2014 ($250 million in 2013).

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

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $2,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facility. Included in the amount outstanding and committed was $430 million of commercial paper.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	30

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes.

During the second quarter of 2014, there were no significant changes to the nature of our outstanding commercial paper, including interest rates, short-term line of credit and uncommitted letter of credit facility described on Page 88 in our 2013 Annual Integrated Report. In July 2014, we extended the maturity on $3.4 billion of our syndicated credit facility to May 31, 2019 (original maturity May 31, 2018). The maturity on the remaining $100 million remains unchanged.

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, referenced on page 88 of our 2013 Annual Integrated Report with which we must comply at each quarter-end. We were in compliance with all covenants as at June 30, 2014 and at this time anticipate being in compliance with such covenants in 2014.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants
Dollars (millions), except ratio amounts	Limit		June 30, 2014
Debt-to-capital ratio (1)	≤	0.6	0.3
Long-term debt-to-EBITDA ratio (2)	≤	3.5	1.2
Debt of subsidiaries	<$	1,000	$6

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)

Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 9 to the 2013 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 2.7.

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

	Long-Term Debt		Short-Term Debt
Rating (outlook)	June 30, 2014	Dec 31, 2013	June 30, 2014	Dec 31, 2013
Moody’s	A3 (stable)	A3 (stable)	P-2	P-2
Standard & Poor’s	A-(negative)	A-(negative)	A-2 (1)	A-2 (1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes were issued under US shelf registration statements.

For the first six months of 2014, our weighted average cost of capital was 9.5 percent (2013 — 9.5 percent), of which 88 percent represented the cost of equity (2013 — 90 percent).

Outstanding Share Data

	June 30, 2014	December 31, 2013
Common shares issued and outstanding	829,282,715	856,116,325
Options to purchase common shares outstanding	20,889,485	20,332,335
Number of stock option plans	10	9

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

31	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Sales	$1,892	$1,680	$1,541	$1,520	$2,144	$2,100	$1,642	$2,143
Gross margin	747	565	460	484	979	867	586	927
Net income	472	340	230	356	643	556	421	645
Net income per share — basic (1)	0.56	0.40	0.27	0.41	0.74	0.64	0.49	0.75
Net income per share — diluted (1)	0.56	0.40	0.26	0.41	0.73	0.63	0.48	0.74

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

In the first quarter of 2014, earnings were impacted by $38 million of non-tax deductible impairment losses on our available-for-sale investment in Sinofert due to the significance by which fair value was below cost.

Related Party Transactions

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first six months of 2014.

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

Governance

The competitive selection process for the company’s external audit services (as discussed on page 93 in our Annual Integrated Report) is now expected to be from 2015 forward on a periodic basis.

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	32

Outlook

Market Outlook

We move into the second half of 2014 with an improved outlook for the balance of the year.

In potash, we have raised our 2014 global shipment expectations to 56.5-58 million tonnes on the strength of record first-half demand and an improved second-half outlook. We begin the second half with a strong domestic order book and Canpotex fully committed in offshore markets through the third quarter. Producer inventories in North America ended the first half at their lowest level since 2011, and are projected to remain tight as scheduled maintenance downtime is expected to limit production for most producers in a period of relatively robust demand.

In North America, a successful summer-fill program has given us better visibility on demand through the remainder of the year. Shipments are expected to be strong during the third quarter as dealers work to position product in advance of what is anticipated to be an active fall application season. For full-year 2014, we now expect potash shipments to this market could exceed 10 million tonnes.

Potash demand in Latin America is expected to remain strong ahead of its key planting season. We anticipate shipments to this market will remain elevated through the third quarter although total deliveries could slow relative to those of the comparative period last year. We maintain our view that Latin American demand could reach record levels in 2014 of approximately 10.5 million tonnes.

In China, we now expect potash demand to approximate 12 million tonnes, exceeding our earlier estimates. With first-half contract deliveries complete, increased seaborne import needs through the second half are expected to be met through the execution of optional tonnage arrangements. For the full year, Canpotex will ship approximately 1.2 million tonnes under terms contained in the January 2014 contract with Sinofert.

Shipments against contracts signed with India early in April began to move during the second quarter and are expected to accelerate through the balance of 2014. Although weaker-than-normal monsoon rains and a continued imbalance in fertilizer subsidies will remain headwinds for significant near-term potash demand growth, total annual shipments to India are expected to exceed 2013 and reach 3.5-4 million tonnes.

In Other Asian countries (outside of China and India), potash demand and imports continue to outpace the previous year although increased competitive pressure in this region has weighed on the near-term pricing momentum. We expect shipments to Other Asian countries to remain relatively strong through the balance of the year, and maintain our full-year forecast for this region of approximately 8.2 million tonnes.

Financial Outlook

With an improved global demand environment, we have increased our estimate for potash gross margin to approximately $1.2-$1.4 billion and annual potash sales volumes to 8.9-9.2 million tonnes. Stronger demand, particularly for granular product, has resulted in the decision to continue operating our Penobsquis mine in New Brunswick and to increase our production at Lanigan. Included in our estimates is the impact of a successful Canpotex run at our Allan facility increasing our allocation to approximately 54 percent effective July 1, 2014. We remain on track to achieve our 2014 target of reducing per-tonne cash costs by $15-$20 (from 2013’s levels), although the third quarter will reflect its normal seasonal increase as we complete our required maintenance downtime.

In nitrogen, we have increased our expectation for gross margin through the balance of 2014 and now see the potential for our full-year results to approach record levels. Sales volumes are expected to outpace previous-year levels and act as a continued tailwind through the second half. While gas supply restrictions at our facility in Trinidad are anticipated to reduce our production in the third quarter, these curtailments are expected to remain below previous year levels.

We see phosphate markets staying relatively firm through the second half, assuming the emergence of more robust Indian import demand. The expected closure at Suwannee River in the third quarter is likely to keep our sales volumes at lower levels through the balance of the year, although reduced accelerated depreciation charges are expected to result in improved per-tonne cost of goods sold and enhanced margins.

We have revised our annual estimate of selling and administrative expenses and finance costs to a range of $235-$245 million and $175-$185 million, respectively.

33	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Based on these factors, we expect our third-quarter net income to be in the range of $0.35-$0.45 per share and have increased our annual range to $1.70-$1.90 per share.

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

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	34

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 11 and 24 to the 2013 audited annual consolidated financial statements and there were no significant changes as at June 30, 2014, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $1,719 million at June 30, 2014 (December 31, 2013 — $1,722 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $172 million, while a 10 percent decrease would reduce other comprehensive income by $161 million and an impairment of $11 million for our investment in Sinofert would be recognized in net income. At June 30, 2014, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment date of March 31, 2014 ($200 million) would represent an impairment, and all other variables remain constant.

As at June 30, 2014, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps, which represented a notional amount of 52 million MMBtu (December 31, 2013 — NIL) with maturities in 2015 through 2017. A 10 percent increase in natural gas prices would increase other comprehensive income by $22 million, while a 10 percent decrease would reduce other comprehensive income by $20 million.

Foreign Exchange Risk

As at June 30, 2014, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $50 million (December 31, 2013 — $148 million) at an average exchange rate of 1.0944 (December 31, 2013 — 1.0569) per US dollar with maturities in 2014. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2013 audited annual consolidated financial statements.

Interest Rate Risk

As at June 30, 2014, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of June 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2014, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Part II. Other Information

Item 1. Legal Proceedings

For a description of certain other legal and environmental proceedings, see Note 11 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about company purchases of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2014 — April 30, 2014	884,000	$35.80	884,000	16,594,892
May 1, 2014 — May 31, 2014	7,748,000	$36.03	7,748,000	8,846,892
June 1, 2014 — June 30, 2014	8,846,892	$36.36	8,846,892	—
Total	17,478,892	$36.19	17,478,892	—

(1)	Average price paid per share includes cash paid for commissions.

(2)

On July 24, 2013, the company’s Board of Directors authorized a share repurchase program of up to 5 percent of PotashCorp’s outstanding common shares (up to $2,000 million of its outstanding common shares) through a normal course issuer bid. Shares could be repurchased from time to time on the open market commencing on August 2, 2013 through August 1, 2014 at prevailing market prices. Shareholders may obtain a copy of the notice filed with the Toronto Stock Exchange, without charge, by contacting the Corporate Secretary. The company completed the repurchase program by June 30, 2014.

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

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	36

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

37	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	38

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

39	PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

July 29, 2014	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

July 29, 2014	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2014 Second Quarter Quarterly Report on Form 10-Q	40

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.