Form 10-Q
period 2014-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2014-10-28
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

  Yes  ☐    No  ☑

As at October 3, 2014, Potash Corporation of Saskatchewan Inc. had 829,695,745 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Financial Position

(in millions of US dollars)

(unaudited)

As at	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$152	$628
Receivables	820	752
Inventories (Note 2)	690	728
Prepaid expenses and other current assets	58	81
	1,720	2,189
Non-current assets
Property, plant and equipment	12,428	12,233
Investments in equity-accounted investees	1,230	1,276
Available-for-sale investments (Note 3)	1,490	1,722
Other assets	351	401
Intangible assets	142	137
Total Assets	$17,361	$17,958
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt (Note 4)	$980	$967
Payables and accrued charges	948	1,104
Current portion of derivative instrument liabilities	49	42
	1,977	2,113
Non-current liabilities
Long-term debt (Note 4)	3,212	2,970
Derivative instrument liabilities	107	129
Deferred income tax liabilities	2,150	2,013
Pension and other post-retirement benefit liabilities	422	410
Asset retirement obligations and accrued environmental costs	608	557
Other non-current liabilities and deferred credits	125	138
Total Liabilities	8,601	8,330
Shareholders’ Equity
Share capital (Note 5)	1,620	1,600
Contributed surplus	229	219
Accumulated other comprehensive income	495	673
Retained earnings	6,416	7,136
Total Shareholders’ Equity	8,760	9,628
Total Liabilities and Shareholders’ Equity	$17,361	$17,958

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Income

(in millions of US dollars except per-share and share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Sales (Note 6)	$1,641	$1,520	$5,213	$5,764
Freight, transportation and distribution	(141)	(139)	(465)	(435)
Cost of goods sold	(911)	(897)	(2,847)	(2,999)
Gross Margin	589	484	1,901	2,330
Selling and administrative expenses	(49)	(48)	(172)	(165)
Provincial mining and other taxes	(52)	(10)	(175)	(154)
Share of earnings of equity-accounted investees	20	57	85	174
Dividend income	7	31	100	85
Impairment of available-for-sale investment (Note 3)	—	—	(38)	—
Other income (expenses)	5	(9)	36	(21)
Operating Income	520	505	1,737	2,249
Finance costs	(47)	(33)	(142)	(107)
Income Before Income Taxes	473	472	1,595	2,142
Income taxes (Note 8)	(156)	(116)	(466)	(587)
Net Income	$317	$356	$1,129	$1,555
Net Income per Share
Basic	$0.38	$0.41	$1.34	$1.80
Diluted	$0.38	$0.41	$1.33	$1.77
Dividends Declared per Share	$0.35	$0.35	$1.05	$0.98
Weighted Average Shares Outstanding
Basic	829,506,000	866,108,000	840,837,000	865,707,000
Diluted	835,835,000	874,339,000	847,429,000	876,027,000

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	2

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Net of related income taxes)	2014	2013	2014	2013
Net Income	$317	$356	$1,129	$1,555
Other comprehensive loss
Items that will not be reclassified to net income:
Net actuarial gain on defined benefit plans (1)	—	—	—	150
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (2)
Net fair value loss during the period	(229)	(267)	(194)	(737)
Cash flow hedges
Net fair value loss during the period (3)	(6)	—	(7)	—
Reclassification to income of net loss (4)	7	6	20	25
Other	(1)	3	3	1
Other Comprehensive Loss	(229)	(258)	(178)	(561)
Comprehensive Income	$88	$98	$951	$994

(1)	Net of income taxes of $NIL (2013 — $NIL) for the three months ended September 30, 2014 and $NIL (2013 — $(87)) for the nine months ended September 30, 2014.
(2)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(3)

Cash flow hedges are comprised of natural gas derivative instruments and were net of income taxes of $3 (2013 — $NIL) for the three months ended September 30, 2014 and $4 (2013 — $NIL) for the nine months ended September 30, 2014.

(4)	Net of income taxes of $(3) (2013 — $(4)) for the three months ended September 30, 2014 and $(11) (2013 — $(14)) for the nine months ended September 30, 2014.

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Cash Flow

(in millions of US dollars)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Operating Activities
Net income	$317	$356	$1,129	$1,555
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	161	149	519	489
Share-based compensation	3	4	22	25
Net distributed (undistributed) earnings of equity-accounted investees	54	(55)	51	(62)
Impairment of available-for-sale investment (Note 3)	—	—	38	—
Provision for deferred income tax	32	58	142	311
Pension and other post-retirement benefits	2	12	23	(10)
Asset retirement obligations and accrued environmental costs	7	(12)	16	(16)
Other long-term liabilities and miscellaneous	7	6	10	69
Subtotal of adjustments	266	162	821	806
Changes in non-cash operating working capital
Receivables	24	96	(80)	162
Inventories	7	(12)	24	29
Prepaid expenses and other current assets	(6)	(17)	21	(4)
Payables and accrued charges	(34)	31	(14)	8
Subtotal of changes in non-cash operating working capital	(9)	98	(49)	195
Cash provided by operating activities	574	616	1,901	2,556
Investing Activities
Additions to property, plant and equipment	(303)	(360)	(726)	(1,210)
Other assets and intangible assets	(2)	2	(12)	(8)
Cash used in investing activities	(305)	(358)	(738)	(1,218)
Financing Activities
Proceeds from long-term debt obligations	—	—	737	—
Repayment of and finance costs on long-term debt obligations	—	—	(500)	(254)
Proceeds from (repayment of) short-term debt obligations	55	113	14	(256)
Dividends	(281)	(290)	(857)	(700)
Repurchase of common shares	—	(166)	(1,065)	(166)
Issuance of common shares	2	10	32	31
Cash used in financing activities	(224)	(333)	(1,639)	(1,345)
Increase (Decrease) in Cash and Cash Equivalents	45	(75)	(476)	(7)
Cash and Cash Equivalents, Beginning of Period	107	630	628	562
Cash and Cash Equivalents, End of Period	$152	$555	$152	$555
Cash and cash equivalents comprised of:
Cash	$63	$59	$63	$59
Short-term investments	89	496	89	496
	$152	$555	$152	$555
Supplemental cash flow disclosure
Interest paid	$40	$23	$132	$123
Income taxes paid	$122	$6	$292	$113

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	4

Potash Corporation of Saskatchewan Inc.

Condensed Consolidated Statements of Changes in Equity

(in millions of US dollars)

(unaudited)

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Net actuarial gain on defined benefit plans		Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity (1)
Balance — December 31, 2013	$1,600	$219	$780	$(105)	$—	(2)	$(2)	$673	$7,136	$9,628
Net income	—	—	—	—	—		—	—	1,129	1,129
Other comprehensive (loss) income	—	—	(194)	13	—		3	(178)	—	(178)
Share repurchase (Note 5)	(53)	(2)	—	—	—		—	—	(976)	(1,031)
Dividends declared	—	—	—	—	—		—	—	(873)	(873)
Effect of share-based compensation including issuance of common shares	43	12	—	—	—		—	—	—	55
Shares issued for dividend reinvestment plan	30	—	—	—	—		—	—	—	30
Balance — September 30, 2014	$1,620	$229	$586	$(92)	$—	(2)	$1	$495	$6,416	$8,760
Balance — December 31, 2012	$1,543	$299	$1,539	$(138)	$—	(2)	$(2)	$1,399	$6,671	$9,912
Net income	—	—	—	—	—		—	—	1,555	1,555
Other comprehensive (loss) income	—	—	(737)	25	150		1	(561)	—	(561)
Share repurchase (Note 5)	(11)	(79)	—	—	—		—	—	(105)	(195)
Dividends declared	—	—	—	—	—		—	—	(846)	(846)
Effect of share-based compensation including issuance of common shares	42	1	—	—	—		—	—	—	43
Shares issued for dividend reinvestment plan	26	—	—	—	—		—	—	—	26
Transfer of net actuarial gain on defined benefit plans	—	—	—	—	(150)		—	(150)	150	—
Balance — September 30, 2013	$1,600	$221	$802	$(113)	$—	(2)	$(1)	$688	$7,425	$9,934

(1)	All equity transactions were attributable to common shareholders.

(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Potash Corporation of Saskatchewan Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2014

(in millions of US dollars except as otherwise noted)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. These unaudited interim condensed consolidated financial statements are based on International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the company’s 2013 annual consolidated financial statements, except as described below.

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on October 28, 2014.

Standards, amendments and interpretations effective and applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 32, Offsetting Financial Assets and Financial Liabilities	Issued as part of the IASB’s offsetting project, amendments clarify certain items regarding offsetting financial assets and financial liabilities.	Adopted retrospectively effective January 1, 2014 with no change to the company’s consolidated financial statements.
Amendments to IAS 36, Recoverable Amount Disclosures for Non-Financial Assets	Amendments were issued that clarify disclosure requirements for the recoverable amount of an asset or CGU.	Adopted retrospectively effective January 1, 2014 with no change to the company’s consolidated financial statements.
IFRIC 21, Levies	Provides guidance on when to recognize a liability for a levy imposed by a government.	Adopted retrospectively effective January 1, 2014 with no change to the company’s consolidated financial statements.
Amendments to IAS 19, Employee Benefits	Issued to simplify the accounting for employee or third-party contributions to defined benefit plans that are independent of the number of years of employee service.	Adopted retrospectively effective July 1, 2014 with no change to the company’s consolidated financial statements.

Standards, amendments and interpretations not yet effective and not applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied at September 30, 2014. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date (1)
Amendments to IAS 16, Property, Plant and Equipment and IAS 38, Intangible Assets	Issued to clarify acceptable methods of depreciation and amortization.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
Amendments to IFRS 11, Joint Arrangements	Issued to provide additional guidance on accounting for the acquisition of an interest in a joint operation.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.

(1)	Effective date for annual periods beginning on or after the stated date.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Impact	Effective Date (1)
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers including multiple-element arrangements and transactions not previously addressed comprehensively, and enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2017, applied retrospectively with certain limitations.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.

(1)	Effective date for annual periods beginning on or after the stated date.

2. Inventories

	September 30, 2014	December 31, 2013
Finished products	$307	$340
Intermediate products	79	85
Raw materials	93	101
Materials and supplies	211	202
	$690	$728

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

Changes in fair value, and related accounting, for the company’s investment in Sinofert since December 31, 2013 were as follows:

			Impact of Unrealized Loss on:
	Fair Value	Unrealized Loss	OCI and AOCI	Net Income and Retained Earnings
Balance — December 31, 2013	$254	$(325)	$16	$(341)
Decrease in fair value and recognition of impairment	(54)	(54)	(16)	(38)
Balance — March 31, 2014	$200	$(379)	$—	$(379)
Increase in fair value subsequent to recognition of impairment	10	10	10	—
Balance — June 30, 2014	$210	$(369)	$10	$(379)
Increase in fair value subsequent to recognition of impairment	11	11	11	—
Balance — September 30, 2014	$221	$(358)	$21	$(379)

7	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

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

During the third quarter of 2014, the company classified as current the $500 aggregate principal amount of 3.750 percent senior notes due September 30, 2015.

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2013	856,116,325	$1,600
Issued under option plans	1,929,900	43
Issued for dividend reinvestment plan	850,412	30
Repurchased	(29,200,892)	(53)
Balance — September 30, 2014	829,695,745	$1,620

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Common shares repurchased for cancellation	NIL	6,300,000	29,200,892	6,300,000
Average price per share	$—	$30.95	$35.31	$30.95
Repurchase resulted in a reduction of:
Share capital	$—	$11	$53	$11
Contributed surplus (1)	—	79	2	79
Retained earnings (1)	—	105	976	105
Total cost	$—	$195	$1,031	$195

(1)	The excess of net cost over the average book value of the shares.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	8

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

	Three Months Ended September 30, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$633	$562	$446	$—	$1,641
Freight, transportation and distribution — third party	(64)	(30)	(47)	—	(141)
Net sales — third party	569	532	399	—
Cost of goods sold — third party	(274)	(314)	(323)	—	(911)
Margin (cost) on inter-segment sales (1)	—	15	(15)	—	—
Gross margin	295	233	61	—	589
Depreciation and amortization in cost of goods sold	(48)	(42)	(66)	—	(156)
Assets	9,452	2,282	2,403	3,224	17,361
Cash flows for additions to property, plant and equipment	138	94	65	6	303

(1)	Inter-segment net sales were $25.

	Three Months Ended September 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$539	$493	$488	$—	$1,520
Freight, transportation and distribution — third party	(57)	(26)	(56)	—	(139)
Net sales — third party	482	467	432	—
Cost of goods sold — third party	(254)	(304)	(339)	—	(897)
Margin (cost) on inter-segment sales (1)	—	15	(15)	—	—
Gross margin	228	178	78	—	484
Depreciation and amortization in cost of goods sold	(36)	(41)	(69)	—	(146)
Assets	9,063	2,195	2,464	4,131	17,853
Cash flows for additions to property, plant and equipment	259	40	56	5	360

(1)	Inter-segment net sales were $31.

	Nine Months Ended September 30, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$2,051	$1,799	$1,363	$—	$5,213
Freight, transportation and distribution — third party	(229)	(89)	(147)	—	(465)
Net sales — third party	1,822	1,710	1,216	—
Cost of goods sold — third party	(832)	(979)	(1,036)	—	(2,847)
Margin (cost) on inter-segment sales (1)	—	45	(45)	—	—
Gross margin	990	776	135	—	1,901
Depreciation and amortization in cost of goods sold	(165)	(128)	(234)	—	(527)
Assets	9,452	2,282	2,403	3,224	17,361
Cash flows for additions to property, plant and equipment	365	209	141	11	726

(1)	Inter-segment net sales were $83.

9	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

	Nine Months Ended September 30, 2013
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$2,399	$1,781	$1,584	$—	$5,764
Freight, transportation and distribution — third party	(196)	(78)	(161)	—	(435)
Net sales — third party	2,203	1,703	1,423	—
Cost of goods sold — third party	(858)	(1,018)	(1,123)	—	(2,999)
Margin (cost) on inter-segment sales (1)	—	40	(40)	—	—
Gross margin	1,345	725	260	—	2,330
Depreciation and amortization in cost of goods sold	(137)	(121)	(214)	—	(472)
Assets	9,063	2,195	2,464	4,131	17,853
Cash flows for additions to property, plant and equipment	872	112	178	48	1,210

(1)	Inter-segment net sales were $111.

7. Share-Based Compensation

On May 15, 2014, the company’s shareholders approved the 2014 Performance Option Plan under which the company may, after February 20, 2014 and before January 1, 2015, grant options to acquire up to 3,500,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of September 30, 2014, options to purchase a total of 2,547,900 common shares had been granted under the plan. The weighted average fair value of options granted was $9.42 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$37.15
Expected annual dividend per share	$1.40
Expected volatility	39%
Risk-free interest rate	1.67%
Expected life of options	5.4 years

8. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Income tax expense	$156	$116	$466	$587
Actual effective tax rate on ordinary earnings	28%	25%	27%	26%
Actual effective tax rate including discrete items	33%	25%	29%	27%
Discrete tax adjustments that impacted the tax rate	$25	$—	$21	$37

Significant items to note include the following:

•

The actual effective tax rate on ordinary earnings for the three and nine months ended September 30, 2014 increased compared to the same periods last year due to different income weightings between jurisdictions.

•	In third-quarter 2014, a deferred tax expense of $11 was recorded as a result of a Chilean income tax rate increase.
•

In first-quarter 2014, a non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the actual effective tax rate including discrete items for the nine months ended September 30, 2014 by 1 percent.

•	In the first nine months of 2013, a tax expense of $9 (recovery of $7 in the third quarter) was recorded to adjust the 2012 income tax provision.
•	In second-quarter 2013, a deferred tax expense of $11 was recorded as a result of a Canadian income tax rate increase.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	10

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	September 30, 2014	December 31, 2013
Current income tax assets
Current	Receivables	$70	$90
Non-current	Other assets	112	126
Deferred income tax assets	Other assets	8	21
Total income tax assets		$190	$237
Current income tax liabilities
Current	Payables and accrued charges	$(13)	$(3)
Non-current	Other non-current liabilities and deferred credits	(122)	(135)
Deferred income tax liabilities	Deferred income tax liabilities	(2,150)	(2,013)
Total income tax liabilities		$(2,285)	$(2,151)

9. Financial Instruments

Fair Value

Estimated fair values for financial instruments are designed to approximate amounts at which the instruments could be exchanged in a current arm’s-length transaction between knowledgeable willing parties. The valuation policies and procedures for financial reporting purposes are determined by the company’s finance department.

Financial instruments included in the consolidated statements of financial position are measured either at fair value or amortized cost. The tables below explain the valuation methods used to determine the fair value of each financial instrument and its associated level in the fair value hierarchy.

Financial Instruments Measured at Fair Value	Fair Value Method
Cash and cash equivalents	Approximated carrying value.
Investments in Israel Chemicals Ltd. (“ICL”) and Sinofert designated as available-for-sale	Based on the closing bid price of the common shares (Level 1) as of the statements of financial position dates.
Foreign currency derivatives not traded in an active market	Determined using quoted forward exchange rates (Level 2) at the statements of financial position dates.
Natural gas swaps not traded in an active market	Based on a discounted cash flow model. The inputs used in the model included contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Certain of the futures contract prices used as inputs in the model were supported by prices quoted in an active market (Level 2) and others were not based on observable market data (Level 3). For valuations that included both observable and unobservable data, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3.

11	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range at September 30, 2014 was $4.15 to $5.01 per MMBtu (December 31, 2013 — $4.00 to $4.54 per MMBtu). Changes in the unobservable natural gas futures prices would not result in significantly higher or lower fair values as any price change would be counterbalanced by offsetting derivative positions for the majority of the company’s derivatives. Interest rates used to discount estimated cash flows at September 30, 2014 were between 0.15 percent and 3.69 percent (December 31, 2013 — between 0.17 percent and 3.59 percent) depending on the settlement date.

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Assumed to approximate carrying value due to their short-term nature.
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Assumed to approximate carrying value.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	September 30, 2014		December 31, 2013
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$3,750	$4,152	$3,500	$3,791

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
September 30, 2014
Derivative instrument assets
Natural gas derivatives	$10	$—	$(7)	$17
Investments in ICL and Sinofert	1,490	1,490	—	—
Derivative instrument liabilities
Natural gas derivatives	(152)	—	(25)	(127)
Foreign currency derivatives	(4)	—	(4)	—

December 31, 2013
Derivative instrument assets
Natural gas derivatives	$8	$—	$—	$8
Investments in ICL and Sinofert	1,722	1,722	—	—
Derivative instrument liabilities
Natural gas derivatives	(170)	—	(21)	(149)
Foreign currency derivatives	(1)	—	(1)	—

(1)	During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no transfers between Level 1 and Level 2.
(2)

During the nine months ended September 30, 2014, there were no transfers into Level 3 and $19 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. During the twelve months ended December 31, 2013, there were no transfers into Level 3 and $14 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured within 36 months. The company’s policy is to recognize transfers at the end of the reporting period.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	12

The following table presents a reconciliation of the beginning and ending balances of the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
Balance, beginning of period	$(141)	$(191)
Total (losses) gains (realized and unrealized) before income taxes
Included in net income, within cost of goods sold	(15)	(27)
Included in other comprehensive income	4	27
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	23	36
Transfers of losses out of Level 3	19	14
Balance, end of period	$(110)	$(141)
(Losses) gains for the period included in net income, within cost of goods sold, were:
Change in unrealized (losses) gains relating to instruments still held at the reporting date	$(1)	$—
Total losses, realized and unrealized	(15)	(27)

10. Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through September 30, 2014, there were no such operating losses or other liabilities.

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

13	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

costs associated with PCB soil contamination at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are believed to be nearly complete. In September 2013, PCS Phosphate and other parties entered into an Administrative Order on Consent with the USEPA, pursuant to which a supplemental remedial investigation and focused feasibility study will be performed on the portion of the Site that was subject to the removal action. The completed and anticipated work on the Site is estimated to cost a total of $80. PCS Phosphate is a party to ongoing Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) contribution and cost recovery litigation for the recovery of costs of the removal activities. The USEPA has also issued an order to a number of entities requiring remediation downstream of the area subject to the removal action (“Operable Unit 1”). PCS Phosphate did not receive this order. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the CERCLA litigation or for Operable Unit 1.

•

In 1996, PCS Nitrogen Fertilizer, L.P. (“PCS Nitrogen Fertilizer”), then known as Arcadian Fertilizer, L.P., entered into a Consent Order (the “Order”) with the Georgia Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s acquisition of real property in Augusta, Georgia. Under the Order, PCS Nitrogen Fertilizer is required to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures which may be modified by PCS Nitrogen Fertilizer from time to time but it is unable to estimate with reasonable certainty the total cost of its corrective action obligations under the Order at this time.

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

•

The USEPA has pursued an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, the USEPA sent requests for information to numerous facilities, including the company’s plants in Augusta, Georgia; Aurora, North Carolina; Geismar, Louisiana; Lima, Ohio; and White Springs, Florida. The USEPA and the Louisiana Department of Environmental Quality notified the company of various alleged violations of the CAA at its Geismar, Louisiana plant. In May 2012, the USEPA issued a Notice of Violation to the company’s White Springs, Florida plant, alleging that certain projects at the sulfuric acid plants were undertaken in violation of the CAA. While the company disputes the alleged violations, in September 2014, the parties reached a “global settlement,” which covers the sulfuric acid plants at the Geismar and White Springs facilities, which were the subject of alleged CAA violations, as well as the Aurora facility’s sulfuric acid plants, which were never the subject of a notice of violation. The consent decree is expected to take effect in late 2014 or early 2015. The consent decree will require capital improvements, process changes and penalties for the company’s sulfuric acid plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida, and a supplemental environmental project at the Geismar facility. The total estimated costs for complying with the consent decree are expected to be at least $51 over a compliance period that extends into 2020.

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

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	14

avenues for site-specific relief. To prevent overlapping federal and state water quality standards, in September 2014, the USEPA published a final rule withdrawing its 2010 rule. The withdrawal is effective October 27, 2014, at which time the state’s water quality standards will govern. The company believes the White Springs plant will meet the state rule’s criteria for site-specific relief and expects to apply for relief. In the meantime, the company is monitoring a 2013 lawsuit filed by the Florida Wildlife Federation against the USEPA. The complaint asserts that the USEPA’s little used antidegradation regulation under the Clean Water Act requires new water quality standards in Florida. The parties to this litigation reached a partial settlement on some counts and the litigation continues with respect to the remaining counts. To date, the court in which this matter is pending has not allowed industry or the State of Florida to intervene in this lawsuit. The company will continue to monitor further developments in this lawsuit and assess whether there will be an opportunity to intervene, as necessary. It is possible that the state water quality standards could change as a result of this litigation, making it unclear at this time whether the company will need to expend capital costs at the White Springs plant to meet numeric nutrient water quality standards.

General

•

The scope or timing of any final, effective requirements to control the company’s greenhouse gas emissions in the US or Canada is uncertain. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government has announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2015. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

12. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three producers in Saskatchewan. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended September 30, 2014 were $268 (2013 — $199) and the nine months ended September 30, 2014 were $859 (2013 — $1,069). At September 30, 2014, $160 (December 31, 2013 — $166) was owing from Canpotex.

13. Comparative Figures

Prior periods’ figures within Note 6 have been reclassified to disclose the impact of the margin (cost) on inter-segment sales separate from third-party transactions. Previously, these amounts were included as additions or reductions to cost of goods sold in each segment. There was no change in gross margin, by segment or in total. The company believes these reclassifications provide more succinct information. Additionally, comparative figures related to nitrogen inter-segment sales in Note 6 have been reduced by $1 for the three months ended September 30, 2013 and $30 for the nine months ended September 30, 2013, to exclude sales within the same operating segment. Prior periods’ figures within Note 6 have also been adjusted to reflect depreciation and amortization only within cost of goods sold, which is the amount that affects the reportable operating segments’ gross margin. The company believes this provides more relevant information. These adjustments had no effect on any other amounts within the unaudited interim condensed consolidated financial statements.

15	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of October 28, 2014. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp, including our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

Goal	Representative 2014 Annual Target	Performance to September 30, 2014
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was 8 percent in the first nine months of 2014 compared to our sector’s weighted average return (based on market capitalization) of NIL percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 1 percent.
Be the supplier of choice to the markets we serve.	Reduce domestic potash net rail cycle time through the Chicago corridor by 10 percent in 2014, compared to 2011 levels.

The domestic potash net rail cycle time through the Chicago corridor during the third quarter of 2014 did not show improvement to the second quarter 2014 performance or any of the prior third quarter periods. Persistent congestion created from an increase in North American rail volumes coupled with a shortage of locomotive power and crews continued to yield lower train velocity than the first nine months of 2013. Our 2014 third quarter net rail cycle time was 28 percent above the prior year third quarter and 16 percent above the 2011 benchmark quarter. For the first nine months of 2014, our domestic potash net rail cycle time through the Chicago corridor was 29 percent above the prior year period and 28 percent above the benchmark 2011 performance. We continue to work with our rail partners to increase efficiency and reduce transit times but we currently believe we will not be able to achieve the stated goal of a 10 percent reduction in net rail cycle times during the 2014 calendar year.

Attract and retain talented, motivated and productive employees who are committed to our long-term goals.	Fill 75 percent of senior staff openings with qualified internal candidates.	The percentage of senior staff positions filled internally in the first nine months of 2014 was 84 percent.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites.	Tragically, we had a fatality at our Cory potash facility during the first quarter of 2014.
	Reduce total site recordable injury rate to 0.95 (per 200,000 hours worked) or lower.	During the first nine months of 2014, total site recordable injury rate was 1.20.
Achieve no damage to the environment.	Reduce total reportable incidents (releases, permit excursions and spills) by 15 percent from 2013 levels.	Annualized total reportable incidents were up 49 percent during the first nine months of 2014 compared to 2013 annual levels. Compared to the first nine months of 2013, total reportable incidents were up 46 percent.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	16

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

Performance Overview

This discussion and analysis are based on the company’s unaudited interim condensed consolidated financial statements included in

Item 1 of this Quarterly Report on Form 10-Q (financial statements in this Form 10-Q) based on International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS), unless otherwise stated. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, this Form 10-Q should be read carefully, together with our 2013 Annual Integrated Report.

Earnings Guidance — Third Quarter 2014

	Company Guidance	Actual Results
Earnings per share	$0.35 – $0.45	$0.38

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions) — except per-share amounts	2014	2013	Change	% Change	2014	2013	Change	% Change
Sales	$1,641	$1,520	$121	8	$5,213	$5,764	$(551)	(10)
Gross margin	589	484	105	22	1,901	2,330	(429)	(18)
Operating income	520	505	15	3	1,737	2,249	(512)	(23)
Net income	317	356	(39)	(11)	1,129	1,555	(426)	(27)
Net income per share — diluted	0.38	0.41	(0.03)	(7)	1.33	1.77	(0.44)	(25)
Other comprehensive loss	(229)	(258)	29	(11)	(178)	(561)	383	(68)

Earnings in the third quarter of 2014 were lower than the third quarter of 2013 as increases in potash and nitrogen gross margin were more than offset by higher provincial mining and other taxes, higher income taxes, lower share of earnings of equity-accounted investees and lower dividend income. For the first nine months of 2014, earnings were primarily impacted by lower potash gross margin, higher nitrogen gross margin, lower phosphate gross margin, lower share of earnings of equity-accounted investees, and lower income taxes.

Unlike 2013, when global potash demand stalled due to market uncertainty, this year’s third quarter saw all key markets engaged. This shift was most significant offshore, with greater demand in Asian and Latin American markets leading to higher shipments from North American producers. Purchasing activity in North America remained healthy as dealers worked to position product in advance of anticipated fall requirements.

Global potash shipments through the first nine months of 2014 were at all-time highs. During the third quarter, typical maintenance downtime further tightened market fundamentals and resulted in prices moving higher in all major spot markets.

17	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

In nitrogen, strong global demand and supply constraints in key exporting countries led to higher prices for ammonia. Improved fundamentals contributed to higher prices for urea and UAN products compared to the prior year, although greater supply availability in urea caused prices to show signs of seasonal softness as the quarter came to a close. Similarly, phosphate prices for third-quarter 2014 were stronger relative to the previous year, given healthier demand and the influence of higher input and production costs.

Other comprehensive loss for the third quarter and first nine months of 2014 mainly resulted from a decrease in the fair value of our investment in Israel Chemicals Ltd. (ICL). Other comprehensive loss for the third quarter of 2013 was due to decreases in the fair value of our investments in ICL and Sinofert Holdings Limited (Sinofert). For the first nine months of 2013, these reductions were partially offset by a net actuarial gain resulting from a remeasurement of our defined benefit plans.

Statement of Financial Position

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	18

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities

h  Property, plant and equipment increased primarily due to our previously announced potash and nitrogen capacity expansions and other potash projects, partially offset by routine and accelerated depreciation.

i  Available-for-sale investments were mainly impacted by the lower fair value of our investment in ICL.

h  Short-term debt and current portion of long-term debt increased due to the reclassification of $500 million in senior notes due September 30, 2015 as current in the third quarter of 2014 and an increase in commercial paper outstanding, partially offset by the redemption of $500 million in senior notes in the second quarter of 2014.

i  Payables and accrued charges were lower largely due to reduced capital spending and share repurchase payables outstanding at December 31, 2013.

h  Long-term debt was higher as a result of the issuance of $750 million in senior notes in the first quarter of 2014, partially offset by our senior notes due September 30, 2015 being classified as current during the third quarter of 2014.

Equity

i  Equity was mainly impacted by net income (discussed in more detail above), dividends declared and common shares repurchased for cancellation (see Note 5 to the financial statements in this Form 10-Q) during the first nine months of 2014.

As at September 30, 2014, $91 million (December 31, 2013 — $480 million) of our cash and cash equivalents were held in certain foreign subsidiaries. There are no current plans to repatriate the funds at September 30, 2014 in a taxable manner. A net repatriation of funds totaling $454 million was completed in the first quarter of 2014.

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

19	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Potash

Potash Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
North America	$272	$240	13	789	721	9	$344	$333	3
Offshore	293	240	22	1,221	843	45	$240	$285	(16)
	565	480	18	2,010	1,564	29	$281	$307	(8)
Cost of goods sold	(264)	(248)	6				$(131)	$(159)	(18)
Gross margin	301	232	30				$150	$148	1
Other miscellaneous and purchased product gross margin (2)	(6)	(4)	50
Gross Margin	$295	$228	29				$147	$146	1

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $4 million (2013 — $2 million) less cost of goods sold of $10 million (2013 — $6 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
North America	$866	$923	(6)	2,720	2,349	16	$318	$393	(19)
Offshore	942	1,271	(26)	4,126	3,986	4	$228	$319	(29)
	1,808	2,194	(18)	6,846	6,335	8	$264	$346	(24)
Cost of goods sold	(799)	(842)	(5)				$(117)	$(133)	(12)
Gross margin	1,009	1,352	(25)				$147	$213	(31)
Other miscellaneous and purchased product gross margin (2)	(19)	(7)	171
Gross Margin	$990	$1,345	(26)				$145	$212	(32)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $14 million (2013 — $9 million) less cost of goods sold of $33 million (2013 — $16 million).

Potash gross margin variance attributable to:

	Three Months Ended September 30 2014 vs. 2013				Nine Months Ended September 30 2014 vs. 2013
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$13	$13	$7	$33	$114	$(203)	$16	$(73)
Offshore	90	(69)	15	36	33	(373)	70	(270)
Change in market mix	13	(12)	(1)	—	(14)	13	1	—
Total manufactured product	$116	$(68)	$21	$69	$133	$(563)	$87	(343)
Other miscellaneous and purchased product				(2)				(12)
Total				$67				$(355)

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	20

Offshore sales to major markets, by percentage of sales volumes, were as follows:

	Three Months Ended September 30						Nine Months Ended September 30
	By Canpotex (1)			From New Brunswick			By Canpotex (1)			From New Brunswick
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Other Asian countries (2)	38	39	(3)	—	—	—	42	41	2	—	—	—
Latin America	32	34	(6)	100	100	—	29	28	4	100	100	—
China	9	8	13	—	—	—	13	17	(24)	—	—	—
India	14	9	56	—	—	—	9	8	13	—	—	—
Oceania, Europe and Other	7	10	(30)	—	—	—	7	6	17	—	—	—
	100	100		100	100		100	100		100	100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian countries except China and India.

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

i   Our average realized potash price trailed last year’s third quarter due to lower offshore prices as the sharp decline through the final half of 2013 had yet to be fully reflected in prior-period results. A greater proportion of sales to lower-priced offshore markets also had a negative impact.

h   Offshore sales volumes were up as the comparative period in 2013 saw significantly more volatility and uncertainty.

h   In North America, sales volumes increased as customers took deliveries in anticipation of strong farmer demand to replenish crop nutrients following an expected record harvest.

h   Costs were lower due to our workforce reduction and operational changes announced in December 2013 along with our decision to optimize production at our lowest cost facility.

h   The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

21	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin year over year were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold

i  Potash prices were lower as the sharp decline during the second half of 2013 weighed on price realizations, though prices rose compared to the trailing quarters due to tighter supplies and record global demand.

h North American totals were up due to low distributor inventories at the start of the year, higher acreage and application rates and earlier second-half customer engagement for the fall application season.

h  Our offshore sales volumes rose due to increased demand but were constrained by limited product availability in the third quarter of 2014 and rail constraints in the first half of 2014.

h Shutdown weeks were lower in 2014 (14 shutdown weeks) compared to 2013 (32 shutdown weeks) primarily as a result of our strategy to match production with demand in 2013.

h  Costs were lower due to our workforce reduction and operational changes announced in December 2013 along with our decision to optimize production at our lowest cost facility.

h The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

h More product from our lower-cost mines was sold to offshore customers resulting in a higher cost of goods sold variance.

Potash Non-Financial Performance

		Three Months Ended September 30			Nine Months Ended September 30
		2014	2013	% Change	2014	2013	% Change
Production	KCl tonnes produced (thousands)	1,453	1,150	26	6,169	5,852	5
Safety	Total site recordable injury rate	2.53	1.75	45	1.96	1.45	35
	Life-altering injuries	—	—	—	1	—	n/m
Employee	Percentage of senior staff positions filled internally	100%	100%	—	100%	100%	—
Environmental	Waste (million tonnes)	3.6	2.8	29	12.9	13.2	(2)
	Environmental incidents	3	3	—	12	11	9

n/m	= not meaningful

Production

During the first half of 2014, we successfully completed a safe Canpotex entitlement run at Allan, which increased our proportion of Canpotex sales to offshore markets from approximately 49 percent to approximately 54 percent commencing July 1, 2014.

Potash production rose quarter over quarter as production in 2013 was affected by additional downtime at our Cory facility (four weeks) and reduced operating rates at our Rocanville facility (no reduction in 2014). Year over year potash production rose as a reduction in shutdown weeks (discussed above) more than offset the effects of our operational changes announced in December 2013.

Safety

Tragically, we had a fatality at our Cory facility during the first quarter of 2014. Total site recordable injury rate increased mainly due to higher recordable injury rates for non-nested contractors. Even though fewer recordable injuries were experienced in this group there were significantly fewer hours worked during the third quarter and first nine months of 2014.

Employee

Due to improved fundamentals in the granular potash market, we rescinded previously announced layoff notices at our Penobsquis, New Brunswick facility (impacting 56 employees) and began a recall process at our Lanigan facility to reinstate 47 permanent employees in the second quarter of 2014, and began a recall process at our Cory facility to reinstate 38 permanent employees in the third quarter.

Environmental

Waste is comprised of byproducts including coarse and fine tailings and salt as brine to injection wells. Waste increased quarter over quarter due to higher mining waste per tonne (lower recovery and/or ore quality) combined with increased mining activity at certain sites. Year over year waste decreased due to lower mining waste per tonne (higher recovery and/or ore quality) combined with decreased mining activity at certain sites during the first half of 2014, partially offset by increased mining waste in the third quarter as discussed above.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	22

Nitrogen

Nitrogen Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product (2)
Net sales
Ammonia	$269	$239	13	528	512	3	$509	$468	9
Urea	100	82	22	248	218	14	$402	$376	7
Solutions, Nitric acid, Ammonium nitrate	182	158	15	773	700	10	$236	$226	4
	551	479	15	1,549	1,430	8	$356	$335	6
Cost of goods sold	(322)	(304)	6				$(209)	$(212)	(1)
Gross margin	229	175	31				$147	$123	20
Other miscellaneous and purchased product gross margin (3)	4	3	33
Gross Margin	$233	$178	31				$150	$124	21

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $25 million, cost of goods sold $10 million and 41,000 sales tonnes (2013 — net sales $29 million, cost of goods sold $14 million and 57,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $6 million less cost of goods sold $2 million (2013 — net sales $17 million less cost of goods sold $14 million) and inter-segment net sales $NIL million less cost of goods sold $NIL million (2013 — net sales $2 million less cost of goods sold $2 million). Inter-segment profits are eliminated on consolidation.

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product (2)
Net sales
Ammonia	$875	$899	(3)	1,776	1,620	10	$493	$555	(11)
Urea	364	347	5	854	800	7	$426	$433	(2)
Solutions, Nitric acid, Ammonium nitrate	526	489	8	2,211	1,978	12	$238	$247	(4)
	1,765	1,735	2	4,841	4,398	10	$365	$395	(8)
Cost of goods sold	(1,001)	(1,019)	(2)				$(207)	$(232)	(11)
Gross margin	764	716	7				$158	$163	(3)
Other miscellaneous and purchased product gross margin (3)	12	9	33
Gross Margin	$776	$725	7				$160	$165	(3)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $81 million, cost of goods sold $36 million and 141,000 sales tonnes (2013 — net sales $79 million, cost of goods sold $39 million and 136,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $26 million less cost of goods sold $14 million (2013 — net sales $47 million less cost of goods sold $38 million) and inter-segment net sales $2 million less cost of goods sold $2 million (2013 — net sales $32 million less cost of goods sold $32 million). Inter-segment profits are eliminated on consolidation.

23	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance attributable to:

	Three Months Ended September 30 2014 vs. 2013				Nine Months Ended September 30 2014 vs. 2013
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$1	$26	$(1)	$26	$56	$(112)	$41	$(15)
Urea	8	5	(1)	12	14	(6)	3	11
Solutions, NA, AN	11	9	(5)	15	26	(21)	39	44
Hedge	—	—	1	1	—	—	8	8
Change in product mix	6	(6)	—	—	6	(6)	—	—
Total manufactured product	$26	$34	$(6)	54	$102	$(145)	$91	48
Other miscellaneous and purchased product				1				3
Total				$55				$51

	Three Months Ended September 30				Nine Months Ended September 30
	Sales Tonnes (thousands)		Price per Tonne		Sales Tonnes (thousands)		Price per Tonne
	2014	2013	2014	2013	2014	2013	2014	2013
Fertilizer	571	463	$339	$335	1,699	1,361	$377	$416
Industrial and Feed	978	967	$365	$335	3,142	3,037	$358	$385
	1,549	1,430	$356	$335	4,841	4,398	$365	$395

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes
h With key benchmark pricing at higher levels, our average realized price increased.	h Improved production levels across all nitrogen facilities more than offset losses from gas curtailments in Trinidad.

The most significant contributors to the change in total gross margin year over year were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Ammonia prices fell as strong demand and supply challenges in key producing regions were more prevalent in 2013 than 2014.

h   Ammonia volumes were up due to the availability of production at Geismar and Augusta in 2014 (both projects began producing part-way through the first half of 2013) compared to the same period in 2013, which also led to an increase in saleable downstream products.

i   Average costs, including our hedge position, for natural gas used as feedstock in production increased 1 percent. Costs for natural gas used as feedstock in Trinidad production fell 6 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 20 percent. Including losses on our hedge position, US gas prices rose 13 percent.

h   The cost of goods sold variance for ammonia mainly reflected lower costs in 2014 for natural gas used as feedstock in Trinidad production compared to 2013, partially offset by higher US natural gas costs in 2014 compared to 2013. This affected ammonia to a greater extent than urea.

h   The cost of goods sold variance was better for solutions, nitric acid and ammonium nitrate due mainly to the impact of costs associated with Geismar in 2013 that did not repeat in 2014.

Nitrogen Non-Financial Performance

		Three Months Ended September 30			Nine Months Ended September 30
		2014	2013	% Change	2014	2013	% Change
Production	N tonnes produced (thousands)	787	705	12	2,450	2,155	14
Safety	Total site recordable injury rate	0.71	0.76	(7)	0.51	0.63	(19)
Employee	Percentage of senior staff positions filled internally	n/a	n/a	n/a	100%	100%	—
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.3	2.4	(4)	2.3	2.3	—
	Environmental incidents	3	—	n/m	4	1	300

n/a = not applicable as there were no senior staff positions filled during the period

n/m = not meaningful

Production

Quarter over quarter production was impacted by a plant turnaround at our Trinidad facility in the third quarter of 2013 which did not occur in 2014. Year over year production increased mainly due to the availability of production at Geismar and Augusta as discussed above.

Safety

There were 11 recordable injuries in the first nine months of 2014 compared to 14 in the same period in 2013 with similar hours worked, resulting in a decrease in the nitrogen total site recordable injury rate.

Environmental

The three environmental incidents that occurred during the third quarter of 2014 have or are being investigated and such corrective actions as deemed appropriate have or will be taken.

25	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Phosphate

Phosphate Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
Fertilizer	$201	$250	(20)	445	634	(30)	$452	$395	14
Feed and Industrial	174	176	(1)	280	279	—	$621	$631	(2)
	375	426	(12)	725	913	(21)	$517	$467	11
Cost of goods sold	(317)	(351)	(10)				$(437)	$(384)	14
Gross margin	58	75	(23)				$80	$83	(4)
Other miscellaneous and purchased product gross margin (2)	3	3	—
Gross Margin	$61	$78	(22)				$84	$85	(1)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $24 million (2013 — $6 million) less cost of goods sold of $21 million (2013 — $3 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Manufactured product
Net sales
Fertilizer	$656	$835	(21)	1,486	1,859	(20)	$441	$449	(2)
Feed and Industrial	526	568	(7)	862	887	(3)	$610	$640	(5)
	1,182	1,403	(16)	2,348	2,746	(14)	$503	$511	(2)
Cost of goods sold	(1,055)	(1,153)	(8)				$(449)	$(420)	7
Gross margin	127	250	(49)				$54	$91	(41)
Other miscellaneous and purchased product gross margin (2)	8	10	(20)
Gross Margin	$135	$260	(48)				$57	$95	(40)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $34 million (2013 — $20 million) less cost of goods sold of $26 million (2013 — $10 million).

Phosphate gross margin variance attributable to:

	Three Months Ended September 30 2014 vs. 2013				Nine Months Ended September 30 2014 vs. 2013
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(14)	$28	$(25)	$(11)	$(31)	$(14)	$(47)	$(92)
Feed and Industrial	2	(1)	(7)	(6)	(8)	(23)	—	(31)
Change in product mix	(13)	13	—	—	(19)	19	—	—
Total manufactured product	$(25)	$40	$(32)	(17)	$(58)	$(18)	$(47)	(123)
Other miscellaneous and purchased product				—				(2)
Total				$(17)				$(125)

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	26

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Our average realized phosphate price increased largely due to a greater proportion of our production being allocated to higher-netback feed and industrial products, in addition to improved prices for our fertilizer products because of better market fundamentals.	i	The closure in July of our Suwannee River chemical plant, combined with mechanical challenges at our White Springs facility, constrained the number of tonnes available for sale.	i

Depreciation was higher due to accelerated depreciation related to fertilizer as a result of operational changes announced in the fourth quarter of 2013 prior to the closure of the Suwannee River chemical plant at our White Springs facility at the end of July 2014.

i

Unfavorable adjustments to our asset retirement obligations occurred in 2014 (due to a decrease in relevant discount rates) while favorable adjustments occurred in 2013 (due to an increase in relevant discount rates).

The most significant contributors to the change in total gross margin year over year were as follows (direction of arrows refers to impact on gross margin):

	Net Sales Prices		Sales Volumes		Cost of Goods Sold
i	Industrial prices were down due to certain contracts being tied to input costs on a lagging basis.	i	Volumes fell as weather-related production issues, logistical issues and an extended plant turnaround at White Springs in the third quarter of 2014 reduced operating rates across all our facilities and constrained our sales.	i	Depreciation was higher due to accelerated depreciation related to fertilizer as a result of operational changes announced in the fourth quarter of 2013.
				h	Sulfur costs were down 19 percent and ammonia costs were down 10 percent, reducing our cost of goods sold.
				i	Unfavorable adjustments to our asset retirement obligations occurred in 2014 while favorable adjustments occurred in 2013 as a result of changes in the relevant discount rates.

Phosphate Non-Financial Performance

		Three Months Ended September 30			Nine Months Ended September 30
		2014	2013	% Change	2014	2013	% Change
Production	P2O5 tonnes produced (thousands)	431	533	(19)	1,259	1,553	(19)
	P2O5 operating rate percentage	83%	90%	(8)	74%	87%	(15)
Safety	Total site recordable injury rate	0.59	1.35	(56)	1.12	1.07	5
Employee	Percentage of senior staff positions filled internally	60%	100%	(40)	81%	72%	13
Environmental	Water usage (m3 per tonne of product)	25	28	(11)	26	29	(10)
	Recycled water used in operations (percentage)	95%	94%	1	95%	94%	1
	Environmental incidents	2	—	n/m	3	1	200

n/m = not meaningful

27	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Production

Phosphate production fell quarter over quarter due to the loss of production at White Springs because of the closure of the Suwannee River chemical facility in the third quarter of 2014. Phosphate production was limited year over year due to weather-related production issues during the first quarter of 2014, and the closure of Suwannee River chemical facility during the third quarter of 2014 as described above.

Safety

Quarter over quarter the total site recordable injury rate decreased due to four recordable injuries occurring in the third quarter of 2014 (compared to 11 in the same period in 2013). Year over year the total site recordable injury rate increased as while there were fewer recordable injuries (21 in 2014 compared to 27 in the same period 2013), there were even fewer hours worked during the first nine months of 2014.

Employee

In the third quarter of 2014, three of five senior staff positions were filled internally while the one position was filled internally in the same period in 2013.

Environmental

The two environmental incidents that occurred during the third quarter of 2014 have or are being investigated and such corrective actions as deemed appropriate have or will be taken.

Other Expenses and Income

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Selling and administrative expenses	$(49)	$(48)	$(1)	2	$(172)	$(165)	$(7)	4
Provincial mining and other taxes	(52)	(10)	(42)	420	(175)	(154)	(21)	14
Share of earnings of equity-accounted investees	20	57	(37)	(65)	85	174	(89)	(51)
Dividend income	7	31	(24)	(77)	100	85	15	18
Impairment of available-for-sale investment	—	—	—	n/m	(38)	—	(38)	n/m
Other income (expenses)	5	(9)	14	n/m	36	(21)	57	n/m
Finance costs	(47)	(33)	(14)	42	(142)	(107)	(35)	33
Income taxes	(156)	(116)	(40)	34	(466)	(587)	121	(21)

n/m = not meaningful

Provincial mining and other taxes were higher in the third quarter of 2014 than in the same period in 2013 due to higher potash production tax (PPT). PPT increased due in part to a higher proportion of forecasted annual gross margin earned in the third quarter of 2014 as compared to the same period in 2013. In addition, in the third quarter of 2013, PPT included a significant reduction due to a change in forecasted PPT for the year. This resulted in a reversal of part of the PPT recorded in the first half of 2013.

Share of earnings of equity-accounted investees pertains primarily to Sociedad Quimica y Minera de Chile S.A. (SQM) and Arab

Potash Company (APC). Lower earnings quarter over quarter and year over year were mainly due to lower earnings for SQM and APC over those periods.

Quarter over quarter dividend income was down due to lower dividends from ICL. Year over year dividend income was up as the company received a special dividend of $69 million from ICL in the first nine months of 2014 (none in the first nine months of 2013).

As discussed in Note 3 to the financial statements in this Form 10-Q, a non-tax deductible impairment loss of $38 million was recorded in net income on our investment in Sinofert during the first quarter of 2014. No such losses were recognized in 2013.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	28

Weighted average debt obligations outstanding and the associated interest rates were as follows:

For the third quarter, income taxes increased due to a higher actual effective tax rate on ordinary earnings and higher discrete tax adjustments. For the first nine months of the year, income taxes decreased due to lower ordinary earnings before taxes and discrete tax adjustments partially offset by a higher actual effective tax rate on ordinary earnings. Effective tax rates and discrete items were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Dollars (millions), except percentage amounts	2014	2013	2014	2013
Actual effective tax rate on ordinary earnings	28%	25%	27%	26%
Actual effective tax rate including discrete items	33%	25%	29%	27%
Discrete tax adjustments that impacted the rate	$(25)	$—	$(21)	$(37)

Significant items to note are described in Note 8 to the financial statements in this Form 10-Q.

For the first nine months of 2014, 70 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2013 — 50 percent) and 30 percent related to deferred income taxes (2013 — 50 percent). The increase in the current portion was largely due to lower tax depreciation.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on pages 84 and 85 of our 2013 Annual Integrated Report summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. Significant items during 2014 that affected our contractual obligations and other commitments were as follows as of September 30, 2014:

•

The issuance of 3.625 percent senior notes due March 15, 2024 during the first quarter of 2014 increased our long-term debt obligations by $750 million and estimated annual interest payments by $27 million

•	During the second quarter of 2014, the company completed the early redemption of all its outstanding $500 million of 5.250 percent senior notes due May 15, 2014.

•

During the third quarter of 2014, the company entered into a purchase commitment for certain phosphate products with OCP S.A. for specified purchase quantities and prices based on market rates at the time of delivery. The purchase commitment was approximately $445 million based on expected contract prices and expires in 2016.

Capital Expenditures

Based on anticipated exchange rates, during 2014 we expect to incur capital expenditures, including capitalized interest, of approximately $555 million for opportunity capital and approximately $575 million to sustain operations at existing levels and for major repairs and maintenance (including plant turnarounds).

29	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

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

In 2013, we began an expansion of ammonia production at our Lima, Ohio plant. We are investing approximately $210 million through the fourth quarter of 2015 ($110 million in 2014) to increase our capacity in ammonia (100,000 tonnes) and urea (73,000 tonnes).

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash

Cash flows from operating, investing and financing activities, as reflected in the unaudited interim condensed consolidated statements of cash flow in this Form 10-Q, are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Cash provided by operating activities	$574	$616	$(42)	(7)	$1,901	$2,556	$(655)	(26)
Cash used in investing activities	(305)	(358)	53	(15)	(738)	(1,218)	480	(39)
Cash used in financing activities	(224)	(333)	109	(33)	(1,639)	(1,345)	(294)	22
Increase (decrease) in cash and cash equivalents	$45	$(75)	$120	n/m	$(476)	$(7)	$(469)	n/m
n/m	= not meaningful

The following graph presents summarized working capital information.

Page 87 of our 2013 Annual Integrated Report explains liquidity needs that can be met through a variety of sources and the primary uses of funds.

Cash provided by operating activities was lower quarter over quarter due primarily to:

•	Lower net income in the third quarter of 2014;

•	Net distributed earnings of equity-accounted investees in 2014 compared to net undistributed earnings of equity-accounted investees in 2013; and

•	Cash inflows from receivables in the third quarter of 2014 were lower than the third quarter of 2013.

Cash provided by operating activities was lower year over year as a result of:

•	Lower net income in the first nine months of 2014;

•	A lower non-cash provision for deferred income taxes;

•	Net distributed earnings of equity-accounted investees in 2014 compared to net undistributed earnings of equity-accounted investees in 2013; and

•	Cash outflows from receivables in the first nine months of 2014 compared to cash inflows in the first nine months of 2013.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	30

Cash used in investing activities was primarily for additions to property, plant and equipment, of which approximately 46 percent in the third quarter of 2014 (2013 — 72 percent) and 50 percent in the first nine months of 2014 (2013 — 72 percent) related to the potash segment.

Cash used in financing activities decreased quarter over quarter and was mainly impacted by share repurchases in 2013 (none in third-quarter 2014) partially offset by lower commercial paper proceeds in 2014 as compared to 2013. Year over year cash used in financing activities rose due to increased share repurchases, dividend payments and repayment of senior notes, partially offset by the issuance of senior notes (none in 2013) and commercial paper proceeds in 2014 (repayments in 2013).

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

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $2,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facility. Included in the amount outstanding and committed was $485 million of commercial paper.

We use a combination of short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes.

During the third quarter of 2014, we extended the maturity on $3.4 billion of our syndicated credit facility to May 31, 2019 (original maturity May 31, 2018) with the maturity on the remaining $100 million remaining unchanged and extended the maturity on our $75 million short-term line of credit to August 2015 (from August 2014). There were no significant changes to the nature of our outstanding commercial paper, including interest rates and uncommitted letter of credit facility described on Page 88 in our 2013 Annual Integrated Report.

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, referenced on page 88 of our 2013 Annual Integrated Report with which we must comply at each quarter-end. We were in compliance with all covenants as at September 30, 2014 and at this time anticipate being in compliance with such covenants through 2014.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants
Dollars (millions), except ratio amounts	Limit		September 30, 2014
Debt-to-capital ratio (1)	≤	0.6	0.3
Long-term debt-to-EBITDA ratio (2)	≤	3.5	1.0
Debt of subsidiaries	<$	1,000	$6

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as substitutes for, nor superior to, measures of financial performance prepared in accordance with IFRS:

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

31	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and US commercial paper markets primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-Term Debt		Short-Term Debt
Rating (outlook)	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Moody’s	A3 (stable)	A3 (stable)	P-2	P-2
Standard & Poor’s	A-(stable)	A-(negative)	A-2 (1)	A-2 (1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of outstanding senior notes were issued under US shelf registration statements.

For the first nine months of 2014, our weighted average cost of capital was 9.3 percent (2013 — 9.7 percent), of which 88 percent represented the cost of equity (2013 — 90 percent).

Outstanding Share Data

	September 30, 2014	December 31, 2013
Common shares issued and outstanding	829,695,745	856,116,325
Options to purchase common shares outstanding	20,702,185	20,332,335
Number of stock option plans	10	9

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

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Sales	$1,641	$1,892	$1,680	$1,541	$1,520	$2,144	$2,100	$1,642
Gross margin	589	747	565	460	484	979	867	586
Net income	317	472	340	230	356	643	556	421
Net income per share — basic (1)	0.38	0.56	0.40	0.27	0.41	0.74	0.64	0.49
Net income per share — diluted (1)	0.38	0.56	0.40	0.26	0.41	0.73	0.63	0.48

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first nine months of 2014.

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

Risk Management

Execution of our corporate strategy requires an effective program to manage the associated risks.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	32

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

Governance

The competitive selection process for the company’s external audit services (as discussed on page 93 in our Annual Integrated Report) is now complete and the Audit Committee has recommended no change at this time.

Outlook

Market Outlook

As we move into the fourth quarter, we continue to see strong customer engagement in all key potash markets. We anticipate global shipments will surpass the upper end of our previous guidance, and now forecast totals for 2014 to be in the range of 58-60 million tonnes. While recent weakness in crop prices is expected to result in some reduction to global crop acreage, we believe potash remains an affordable and necessary investment for growers as they look to offset lower prices by enhancing yields.

In North America, the fall application season is underway and product demand remains strong. Given what we believe are especially low potash inventories throughout the North American supply chain, distributors are actively positioning product in advance of anticipated needs. Even though dealers are taking these steps, we forecast that sales volumes will slow through the fourth quarter, with the majority of PotashCorp’s shipments fulfilling previously committed summer-fill tonnes.

In Latin America, product for the key planting season is now largely in place and we believe buyers have shifted their focus to Safrinha crop requirements. Although customers continue to secure potash tonnage, we expect shipments to this region will begin to reflect the typical seasonal slowdown as the end of the year approaches. Even with this expected slowdown, we believe annual Latin American demand will again establish a record.

In both China and India we have seen encouraging potash consumption trends, including increased demand for compound fertilizers with higher potassium content. Canpotex continues to deliver product to both markets under previous commitments and we anticipate shipments will remain strong during the final quarter of 2014.

Potash demand in Other Asian countries (outside of China and India) remains healthy. Stronger demand for standard product through the second half of 2014 has translated into higher transacted prices in recent tenders and is expected to be reflected in our realized prices in early 2015.

Financial Outlook

As a result of these market conditions, we have increased our estimate for potash annual sales volumes to 9.0-9.2 million tonnes. Fourth-quarter shipments are expected to be heavily weighted towards offshore contract markets and to result in lower average realizations. We now anticipate potash gross margin will approximate $1.3-$1.4 billion.

We expect robust nitrogen fundamentals, especially for ammonia, will continue through the balance of the year. While gas supply restrictions at our Trinidad facility are now anticipated to exceed our previous estimates, sales volumes are expected to outpace previous-year levels and result in record nitrogen gross margin in 2014. In phosphate, we anticipate relatively stable markets through the balance of the year. Our sales volumes are expected to remain below those of fourth-quarter 2013 with the closure of our Suwannee River chemical plant. Given these considerations, we now forecast our 2014 combined nitrogen and phosphate gross margin will be in the range of $1.2-$1.3 billion.

We have revised our annual estimate for income from offshore investments to a range of $205-$215 million to better align with projected earnings and associated tax changes in Chile and Israel. The Chilean tax change is also expected to impact our annual

33	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

effective tax rate, which is now anticipated to be in the range of 27-29 percent.

Based on these factors, we now expect our annual earnings range to be $1.75-$1.85 per share.

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

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	34

financial statements and there were no significant changes as at September 30, 2014, except as noted below.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $1,490 million at September 30, 2014 (December 31, 2013 — $1,722 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $149 million, while a 10 percent decrease would reduce other comprehensive income by $148 million and an impairment of $1 million for our investment in Sinofert would be recognized in net income. At September 30, 2014, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment date of March 31, 2014 ($200 million) would represent an impairment, and all other variables remain constant.

As at September 30, 2014, the company had natural gas derivatives qualifying for hedge accounting in the form of swaps, which represented a notional amount of 68 million MMBtu (December 31, 2013 — NIL) with maturities in 2014 through 2022. A 10 percent increase in natural gas prices would increase other comprehensive income by $27 million, while a 10 percent decrease would reduce other comprehensive income by $24 million.

Foreign Exchange Risk

As at September 30, 2014, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $210 million (December 31, 2013 — $148 million) at an average exchange rate of 1.0992 (December 31, 2013 — 1.0569) per US dollar with maturities in 2014. There were no substantial changes to the US dollar sensitivities reported in Note 24 to the 2013 audited annual consolidated financial statements.

Interest Rate Risk

As at September 30, 2014, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of September 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2014, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

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

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	36

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	07/29/2014

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

37	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(nn)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen A. Tilk.

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	38

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

39	PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

October 28, 2014	By:	/s/ JOSEPH PODWIKA
Joseph Podwika
Senior Vice President, General Counsel and Secretary

October 28, 2014	By:	/s/ WAYNE R. BROWNLEE
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2014 Third Quarter Quarterly Report on Form 10-Q	40

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	Bylaws of the registrant effective May 15, 2002.	10-Q	6/30/2002
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dates as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	07/29/2014

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(nn)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen A. Tilk.

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.