Form 10-K
period 2014-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2015-02-25
CIK 855931

Nourishing Potential

Potash Corporation of Saskatchewan Inc.

PotashCorp

Helping Nature Provide

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

  Yes   ☐    No   ☑

At June 30, 2014, the aggregate market value of the 829,217,415 Common Shares held by non-affiliates of the registrant was approximately $31,477,093,073.40. At February 20, 2015, the registrant had 831,300,039 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Integrated Report for the fiscal year ended December 31, 2014 (the “2014 Annual Integrated Report”), attached as Exhibit 13, are incorporated by reference into Part II.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 12, 2015 (the “2015 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following:

•	variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•	fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets;

•	changes in competitive pressures, including pricing pressures;

•	costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	risks and uncertainties related to operating and workforce changes made in response to our industry and the markets we serve;

•	risks and uncertainties related to our international operations and assets;

•	failure to prevent or respond to a major safety incident;

•	adverse or uncertain economic conditions and changes in credit and financial markets;

•	the results of sales contract negotiations within major markets;

•	economic and political uncertainty around the world;

•	risks associated with natural gas and other hedging activities;
•	changes in capital markets;

•	unexpected or adverse weather conditions;

•	catastrophic events or malicious acts, including terrorism;

•	changes in currency and exchange rates;

•	imprecision in reserve estimates;

•	adverse developments in new and pending legal proceedings or government investigations;

•	our prospects to reinvest capital in strategic opportunities and acquisitions;

•	our ownership of non-controlling equity interests in other companies;

•	the impact of further technological innovation;

•	increases in the price or reduced availability of the raw materials that we use;

•	security risks related to our information technology systems;

•	strikes or other forms of work stoppage or slowdowns;

•	timing and impact of capital expenditures;

•	rates of return on, and the risks associated with, our investments and capital expenditures;

•	changes in, and the effects of, government policies and regulations;

•	certain complications that may arise in our mining process, including water inflows;

•	our ability to attract, retain, develop and engage skilled employees;

•	risks related to reputational loss; and

•	earnings and the decisions of taxing authorities which could affect our effective tax rates.

In addition to the factors mentioned above, see “Risk Factors” under Item 1A for a description of other factors affecting forward-looking statements. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this document will occur or, if they do, of what impact they will have on our business, our performance, the results of our operations and our financial condition.

Forward-looking statements are given only as of the date hereof and we disclaim any obligation to update or revise any forward-looking statements in this report, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2014 Annual Report on Form 10-K	1

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

We are the world’s largest fertilizer company by capacity producing the three primary crop nutrients: potash, nitrogen and phosphate. We are the largest producer of potash worldwide by capacity. In 2014, we estimate our potash operations represented 20% of global potash capacity1, our nitrogen operations represented 2% of global nitrogen capacity and our phosphate operations represented 3% of global phosphate capacity.

We own and operate five potash operations in Saskatchewan and one in New Brunswick.

Our nitrogen operations involve the production of nitrogen fertilizers and nitrogen feed and industrial products, including ammonia, urea, nitrogen solutions, ammonium nitrate and nitric acid. We have nitrogen facilities in Georgia, Louisiana, Ohio and Trinidad.

Our phosphate operations include the manufacture and sale of solid and liquid phosphate fertilizers, phosphate feed and industrial acid, which is used in food products and industrial processes. We have phosphate mines and mineral processing plant complexes in Florida and North Carolina. We also have four phosphate feed plants in the United States and produce phosphoric acid at our Geismar, Louisiana facility.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest was reduced to zero by the end of 1993. Since the privatization of PCS, we have made the following significant acquisitions:

•	the Allan mine, through the acquisition of all of the outstanding shares of Saskterra Fertilizers Ltd. in 1990;

•	the New Brunswick potash mine and port facilities and our Patience Lake solution mine in Saskatchewan in 1993;

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;

•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998;

•

approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998; additional shares were acquired in transactions between 2005 and 2010, increasing our ownership interest to approximately 14%;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

•

approximately 20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in 2001 and 2002; additional shares in various transactions from 2004 through 2007, were acquired increasing our ownership interest to approximately 32%;

•

approximately 26% of the shares of Arab Potash Company (“APC”) from Jordan Investment Corporation, an arm of the Jordanian government, in 2003; additional shares were acquired in transactions in 2005 and 2006, increasing our ownership interest to approximately 28%; and

•

approximately 10% of the shares of Sinofert Holdings Limited (“Sinofert”), a fertilizer company and a subsidiary of Sinochem Corporation, in 2005; additional shares were acquired in various transactions from 2006 through 2011, increasing our ownership interest to approximately 22%.

[1]	Based on our nameplate capacity at December 31, 2014, which may exceed operational capability. See table under “Potash Operations — Production” for further information.

2	PotashCorp 2014 Annual Report on Form 10-K

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

Near Sussex, New Brunswick, at our Penobsquis facility, we have been producing potash from the flank of an elongated salt structure. We have been incurring costs at the Penobsquis underground operation in relation to management of a brine inflow. In July 2007, we announced plans for a new potash mine and an expanded milling facility at the New Brunswick site (Picadilly). Construction of this new Picadilly mining facility was completed in 2014 and the facility is expected to begin ramping up production in 2015. Once fully ramped up, the new mine is expected to have an annual operational capability of 1.8 million tonnes. The capital budget for the project is Cdn $2.2 billion. As of December 31, 2014, we have incurred approximately Cdn $1.9 billion in expansion costs for this project. We also hold an interest in certain oil and gas rights in the vicinity of the New Brunswick mine.

We have the right to mine 774,861 acres of land in Saskatchewan. Included in these holdings are mineral rights to 668,150 acres contained in blocks around our potash mines, of which approximately 27% are owned by us, approximately 55% are under lease from the Province of Saskatchewan and approximately 18% are leased from other parties. Our remaining 106,711 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21-year terms, renewable at our option. Our significant leases with other parties are also for 21-year terms. Such other leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable lease with the Province of Saskatchewan. In New Brunswick, we mine pursuant to a mining lease with the Province of New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999 and amended in 2005 to add additional land. We have the right to mine 58,263 acres of land in New Brunswick.

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

In 2014, our conventional potash operations mined 26.2 million tonnes of ore at an average mineral grade of 23.7% potassium oxide (“K2O”). In 2014, our potash production from all our operations consisted of 8.73 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.0% K2O, representing 47% of North American production.

In 2014, our capacity represented an estimated 50% of the North American total capacity (based on our nameplate capacity, see table below for further information). We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, began employing a solution mining method in 1989. The other Saskatchewan mines we own employ conventional underground mining methods.

Our operations in New Brunswick are conventional cut and fill underground mining. In addition to potash production, our New Brunswick operations also produced 0.9 million tonnes of sodium chloride (salt) in 2014.

PotashCorp 2014 Annual Report on Form 10-K	3

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual Nameplate Capacity(1)	Annual Operational Capability 2015(2)	Annual Operational Capability 2014(2)	2014 Production			2013 Production			2012 Production
	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)
Lanigan(3)	3.8	2.2	1.7	5.4	22.7	1.68	7.6	21.0	2.24	5.7	20.8	1.65
Rocanville	3.0	2.7	2.6	7.8	23.1	2.49	6.4	23.1	1.99	4.8	23.9	1.57
Allan	4.0	3.2	2.5	7.0	24.9	2.47	3.5	24.0	1.18	3.5	24.1	1.17
Cory(3)	3.0	1.4	1.7	4.1	24.9	1.18	5.4	22.6	1.49	4.7	23.6	1.29
Patience Lake(4)	0.3	0.3	0.3	—	—	0.30	—	—	0.27	—	—	0.29
New Brunswick	0.8	1.1	0.2	1.9	22.3	0.61	2.0	22.5	0.62	2.3	22.6	0.74
Esterhazy(5)	—	—	—	—	—	—	—	—	—	—	—	1.01
Totals	14.9	10.9	9.0	26.2		8.73	24.9		7.79	21.0		7.72

(1)	Represents estimates of capacity as of December 31, 2014. Estimates based on capacity as per design specifications for those projects constructed or Canpotex entitlement runs once complete. In the case of Allan, the Canpotex entitlement run achieved significantly better results than design specifications, resulting in a nameplate capacity of 4.0 compared with 3.0 disclosed in the prior year. In the case of New Brunswick, nameplate capacity represents the Penobsquis mine, and will be updated following ramp-up of the Picadilly mine. In the case of Patience Lake, estimate reflects current operational capability. Estimates for all other facilities do not necessarily represent operational capability.
(2)	Estimated annual achievable production level at current staffing and operational readiness (estimated at beginning of year). Estimate does not include inventory-related shutdowns and unplanned downtime. In 2014, production exceeded operational capability at New Brunswick due to adjustments made during the year.
(3)	Operational capability significantly lower than nameplate capacity due to operational and workforce changes announced in December 2013. Potential exists to reach previous operational capability with increased staffing and operational ramp-up, although timing is uncertain.
(4)	Solution mine.
(5)	Product tonnes received at Esterhazy were based on a mining and processing agreement with Mosaic and a related settlement agreement. Under the settlement agreement, the mining and processing agreement terminated on December 31, 2012.

The mining of potash is a capital-intensive business subject to the normal risks and capital expenditure requirements associated with mining operations. The processing of ore may be subject to delays and costs resulting from mechanical failures and hazards, including unusual or unexpected geological conditions, subsidence, water inflows, and other conditions involved in mining ore. For more information, see “Risk Factors — Certain complications may arise in our mining process, including water inflows in our potash mines.” on page 21 in Item 1A of Part 1 of this Annual Report on Form 10-K.

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 44 to 46 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole.

The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 31 years. In New Brunswick, reserves are estimated by identifying material in place that is delineated by drilling or mining with results projected conservatively from these intersections.

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

4	PotashCorp 2014 Annual Report on Form 10-K

A historical extraction ratio from the 44-46 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2014 for each of our potash mines is as follows:

	Proven Mineral Reserves (Millions of tonnes recoverable ore)	Probable Mineral Reserves (Millions of tonnes recoverable ore)	Total Mineral Reserves (Millions of tonnes recoverable ore)(1)(2)(3)	Average Grade % K2O Eq(4)(5)	Years of Remaining Mine Life(6)
Allan(7)	71	201	272	25.0	58
Cory(7)	92	163	255	24.7	54
Lanigan(7) (A Zone)	—	142	142	23.2	82
(B Zone)	104	264	368	20.4
Rocanville	184	318	502	23.5	79
Patience Lake(8)	—	—	—	—	—
New Brunswick(9)	182	—	182	24.6	89

(1)	There has been no third-party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.31 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.97, Cory 3.59, Lanigan 3.34, Rocanville 3.13 and New Brunswick 3.11.
(4)	From in-mine samples.
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

(6)	Estimates are based upon proven and probable reserves and average annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 4.70, Cory 4.74, Lanigan 6.21, Rocanville 6.33 and New Brunswick 2.04. Mining rates are constrained by the equipment and manpower utilized at each mine so that our production capacity at each mine depends, in part, on the ore concentration encountered at each mine. Years of remaining mine life are based on applying the average annual mining rate to reported reserves. Years of remaining mine life for Lanigan is calculated based on the total reserves in the A Zone and the B Zone.
(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at Allan and Cory we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone. At Lanigan, we have defined mineral reserves in both the A Zone and B Zone.
(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The Patience Lake operation accounted for only 3.4% of the Company’s potash production in 2014.
(9)	The Picadilly portion of our New Brunswick operations represents 159 millions of tonnes of Proven Mineral Reserves and 78 Years of Remaining Mine Life. The Penobsquis portion of our New Brunswick operations represents 23 millions of tonnes of Proven Mineral Reserves and 11 Years of Remaining Mine Life.

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

Exploration information used to infer and compute resource tonnage estimates for Saskatchewan consists of physical sampling (boreholes) and surface seismic data (3D and 2D). In New Brunswick, where geology is complex, mineral resource categories are generally characterized by the Company as follows:

•	areas with many drill hole intersections within a seismically defined area and with consistent stratigraphy, mineralogy and potash quality are reported in the measured mineral resource category;

•	areas with few drill intersections within a seismically defined area, or with structurally modified (folded) and less consistent

PotashCorp 2014 Annual Report on Form 10-K	5

mineralogy, but still exhibiting good quality potash intersections, are reported in the indicated mineral resource category; and

•	areas with little or no drilling, complex geology, partial seismic coverage and/or inconsistent potash quality in drill intersections are reported in the inferred mineral resource category.

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), and airborne electromagnetic and regional gravity data.

The Company’s estimated mineral resource tonnage as of December 31, 2014 for each of our mines is as follows:

	Mineral Resource
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)	Average Grade %K2O Eq(1)
Allan(2) (A Zone)	246	247	1,398	25.0
(B Zone)	1,205	250	1,415	21.5
Cory(2) (A Zone)	269	471	749	24.7
(B Zone)	1,328	476	759	21.5
Lanigan(2) (A Zone)	646	1,384	681	23.2
(B Zone)	1,881	1,868	920	20.4
Rocanville	445	625	1,642	23.5
Patience Lake(3)	—	—	—	—
New Brunswick(4)	—	153	319	24.6

(1)	See footnote 5 to the table under “Potash Operations — Reserves”.
(2)	See footnote 7 to the table under “Potash Operations — Reserves”.
(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 to the table under “Potash Operations — Reserves”, it is not possible to estimate reliably the resource tonnage from this operation at present.
(4)	The Picadilly portion of our New Brunswick operations represents 58 millions of tonnes of Indicated Resources and 319 millions of tonnes of Inferred Resources. The Penobsquis portion of our New Brunswick operations represents 95 millions of tonnes of Indicated Resources and 0 tonnes of Inferred Resources.

The scientific and technical information included in the “Potash Operations” section of this Annual Report on Form 10-K has been prepared by or under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”). For our Saskatchewan and New Brunswick operations, Mark Fracchia (President, PCS Potash) is the qualified person who supervised the preparation of the information and who verified the data disclosed herein.

Data for the mineral reserve and mineral resource estimates for our Saskatchewan mines reported herein were verified by PotashCorp technical staff as follows:

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

Plant Locations	Nitrogen Products Produced
Augusta, GA	Ammonia, urea, nitric acid, ammonium nitrate and nitrogen solutions
Geismar, LA	Ammonia, nitric acid and nitrogen solutions
Lima, OH	Ammonia, urea, nitric acid and nitrogen solutions
Point Lisas, Trinidad	Ammonia and urea

6	PotashCorp 2014 Annual Report on Form 10-K

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

The following table sets forth the annual capacity and, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1) (Millions of Tonnes)
	Annual Capacity	2014 Production	2013 Production	2012 Production
Trinidad	2.2	2.03	1.91	1.97
Augusta, GA	0.8	0.80	0.74	0.63
Lima, OH	0.6	0.50	0.58	0.57
Geismar, LA	0.5	0.53	0.40	—
Total	4.1	3.86	3.63	3.17

(1)	A substantial portion is upgraded to value-added products.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the United States, we may enter into natural gas hedging transactions with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to long-term contracts using pricing formulas related to the market price of ammonia. In Trinidad, we have multiple long-term gas contracts in place. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 100% of its requirements in 2015, and 95% from 2016 to 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 81% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Phosphate Operations

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements, purified phosphoric acid which is used in food products and industrial processes, hydrofluosilicic acid (“HFSA”) and silicon tetrafluoride (“STF”).

Properties

We conduct our phosphate operations primarily at two facilities: a 75,212-acre facility near Aurora, North Carolina and a 99,588-acre facility near White Springs in northern Florida. The Aurora facility includes a 6.0 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, four superphosphoric acid (“SPA”) plants, a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

The White Springs facility includes a mine and the Swift Creek chemical complex. We closed the facility’s Suwannee River chemical complex in the second half of 2014. The remaining Swift Creek chemical complex consists of two sulfuric acid plants, one phosphoric acid plant, and one SPA plant.

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility we manufacture phosphoric acid. The Geismar facility has a sulfuric acid plant, a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos Holdings, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Joplin, Missouri; and Weeping Water, Nebraska;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

PotashCorp 2014 Annual Report on Form 10-K	7

Plant Locations	Primary Products Produced
Aurora, NC	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA
White Springs, FL	SPA, MGA(1)
Cincinnati, OH	Blended purified acid products, potassium phosphates
Geismar, LA	MGA
Marseilles, IL	Animal feed
Weeping Water, NE	Animal feed
Joplin, MO	Animal feed

(1)	All of the MGA is consumed internally in the production of downstream products.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2014, the Aurora facility’s total production of phosphate rock was 4.4 million tonnes and the White Springs facility’s total production of phosphate rock was 2.0 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers in June 2009. The permit authorizes mining in excess of 30 years.

Phosphate rock is the major input in our phosphorus processing operations. Substantially all of the phosphate rock produced is used internally for the production of phosphoric acid, SPA, chemical fertilizers, purified phosphoric acid and animal feed products. Unlike the Aurora and White Springs operations, the Geismar facility does not mine phosphate rock. Presently, the Geismar facility purchases phosphate rock from the Moroccan Company OCP S.A.

In addition to phosphate ore, the other principal raw materials we require are sulfur and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which we purchase from third parties. Any significant disruption in our sulfur supply to the phosphate facilities could adversely impact our financial results. We produce sulfuric acid at the Aurora, White Springs and Geismar facilities.

Our phosphate operations purchase all of their ammonia at market rates from or through our nitrogen and sales subsidiaries. Phosphoric acid is reacted with ammonia to produce purified phosphoric acid, DAP and MAP as well as liquid fertilizers. In addition, ammonia operations include the purchase, sale and terminalling of anhydrous ammonia and much of this ammonia is purchased from third parties. Ammonia for Aurora is supplied by rail and truck from our production facilities in Lima, Ohio; Geismar, Louisiana; and Augusta, Georgia.

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

8	PotashCorp 2014 Annual Report on Form 10-K

The following tables set forth, for each of the last three years, the production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock (Millions of tonnes)
	Annual Capacity	2014		2013		2012
		Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	4.35	25.95	4.90	26.79	4.09	26.96
White Springs, FL	3.6	2.00	29.88	2.84	30.32	2.73	30.34
Total	9.6	6.35		7.74		6.82

Phosphoric Acid (Millions of tonnes P2O5)
	Annual Capacity	2014 Production	2013 Production	2012 Production
Aurora, NC	1.2	1.00	1.13	1.03
White Springs, FL(1)	0.5	0.55	0.81	0.83
Geismar, LA	0.2	0.12	0.12	0.12
Total	1.9	1.67	2.06	1.98

(1)	In August 2014 we shut down the Suwannee River Chemical plant which resulted in a reduction in the annual production of P2O5 at White Springs.

Reserves

Our phosphate deposits in North Carolina occur in a formation known as the Pungo River formation of the middle Miocene age. The formation, typically 75 feet to 125 feet below ground surface, is composed of interbedded phosphatic sands, silts and clays, diatomaceous clays and phosphate limestone. Phosphate of value in the ore horizon occurs as pellets of brown and black sand-sized particles, with flat-sided angular quartz grains and variable amounts of silt, clay and interbedded limestone. The phosphate ore (matrix) horizon throughout is distinguished by its relative uniformity in thickness, percent P2O5 and other quality characteristics.

Our White Springs operations are in Hamilton County, Florida. The Hamilton County phosphate deposits in the North Florida Phosphate District are reported to be of the middle Miocene and Pliocene ages. Because of partial reworking during the Pliocene age, these deposits tend to be more variable than middle Miocene deposits, such as those found in North Carolina.

In connection with our permit at Aurora and the reporting requirements under NI 43-101, the Company engaged Marston & Marston, Inc. (“Marston”) in late 2009 to update the estimated phosphate ore reserves at both Aurora and White Springs. Marston developed geologic and cost models, mine plans, production schedules and a cash flow estimate for each operation based on (i) a review of Company records and information regarding land areas controlled by the Company, (ii) drilling and sampling databases provided by the Company, (iii) visits to each site’s mining operations and discussions with Company personnel familiar with the geology of the phosphate ore deposits and (iv) a phosphate market study. From these, Marston developed both reserve and resource estimates for Aurora and White Springs.

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2014 at a stated average grade of 30.66% P2O5.

	Tonnes of Phosphate Rock (Millions of tonnes) Stated Average Grade 30.66% P2O5
	Proven Reserves	Probable Reserves	Total Reserves
Aurora
Permitted	37.5	1.0	38.5
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	26.3	—	26.3
To Be Permitted	1.6	—	1.6
Total	119.2	7.8	127.0

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 26 years. This mine life is based on an average annual production rate of approximately 3.85 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2014. If mineral deposits covered by the permit at Aurora and now reclassified as resources are included, the mine life at Aurora would be about 44 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

PotashCorp 2014 Annual Report on Form 10-K	9

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 11 years, based on an average annual production rate of approximately 2.49 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2014. With the closure of the Suwannee River chemical complex, we forecast a mine life of approximately 15 years based on an average forecasted annual production rate of approximately 1.86 million tonnes of 30.66% concentrate.

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

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2014 for each of our mines is as follows:

	Mineral Resource (30.66% P2O5 )(1)
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)
Aurora	172.6	4.6	—
White Springs	69.6	0.1	—

(1)	Resources are different from reserves and are not in addition to reserves. Resources are defined as tonnes in situ before recovery factors have been applied.

The scientific and technical information included in the “Phosphate Operations” section of this annual report on Form 10-K has been prepared by “qualified persons” under NI 43-101. The qualified persons who prepared and verified the information at each site are I.K. Gilmore CPG, PG (Senior Mining Geologist, Groundwater Management Associates, Inc.) for Aurora and Cameron Lynch, P.E. (PCS Phosphate — White Springs, Superintendent Mine Planning) at White Springs.

Data for the mineral reserve and mineral resource estimates reported for our phosphate mining operations reported herein were verified by reviewing:

•	existing reserve areas for ownership status and mining parameters;

•	drill hole database;

•	excluded reserve areas;

•	the calculated area of drill hole influence; and

•	input and output parameters for analysis in geostatistical 3D modeling software developed by a third-party vendor.

Marketing

We sell to a diverse group of customers both by geography and by end product and, apart from sales of potash to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of our total sales in 2014. Market conditions will vary on a period-over-period basis, and sales can be expected to shift from one period to another.

The following table summarizes our sales, by geographical distribution, from potash, nitrogen and phosphate products in the past three fiscal years (in millions of US dollars).

	2014	2013	2012
Potash
Canada	$153	$165	$200
United States	1,295	1,285	1,287
Canpotex(1)	1,233	1,253	1,492
Other	147	260	306
Total	$2,828	$2,963	$3,285
Nitrogen
Canada	$14	$16	$17
United States	1,896	1,842	1,871
Other	515	417	462
Total	$2,425	$2,275	$2,350
Phosphates
Canada	$165	$184	$171
United States	1,330	1,349	1,487
PhosChem(1)	—	97	248
Other	367	437	386
Total	$1,862	$2,067	$2,292

(1)	See discussion below for information regarding Canpotex and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

10	PotashCorp 2014 Annual Report on Form 10-K

For financial information about our business segments and North American and offshore sales, see the information under “Potash — Segment Overview” and “Potash — Potash Performance” on pages 46 through 53, “Nitrogen — Segment Overview” and “Nitrogen — Nitrogen Performance” on pages 56 through 61 and “Phosphate — Segment Overview” and “Phosphate — Phosphate Performance” on pages 64 through 69 in our 2014 Annual Integrated Report, attached as Exhibit 13, and Note 3, “Segment Information” to the Company’s audited consolidated financial statements, incorporated by reference under Items 7 and 8 in this Annual Report on Form 10-K. Information with respect to the geographical locations of certain non-current assets is disclosed in Note 3, “Segment Information” to the Company’s 2014 audited consolidated financial statements, incorporated by reference under Item 8 in this Annual Report on Form 10-K.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold exclusively to Canpotex. Potash from our New Brunswick operations is marketed and sold in North America and offshore by PCS Sales (Canada), Inc. and PCS Sales (USA), Inc. (“PCS Sales”). Nitrogen and phosphate products are marketed and sold in North America and offshore by PCS Sales. See “Offshore Marketing” below.

North American Marketing

Potash

In 2014, North American sales of potash products represented 51% of our total potash sales, a significant portion of which were attributable to potash customers in the United States. Typically, our North American potash sales are greater in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

Nitrogen

In 2014, North American sales of nitrogen products represented 79% of our total nitrogen sales and our total non-fertilizer products accounted for 70% of our total nitrogen sales, a significant portion of which was attributable to nitrogen customers in the United States. In 2014, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

Ammonia we purchase is used in our operations and is sold to third party customers by PCS Sales (USA), Inc.

Phosphate

In 2014, North American sales of phosphate products represented 80% of our total phosphate sales, a significant portion of which were attributable to phosphate customers in the United States. In 2014, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers and the primary customers for feed products are feed manufacturers.

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

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2014, we supplied 52.51% of Canpotex’s requirements. Canpotex generally sells potash to private and public firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

PotashCorp 2014 Annual Report on Form 10-K	11

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2014	2013	2012
China	16%	15%	12%
India	10	10	5
Other Asian countries	41	41	49
Latin America	26	28	29
Other countries	7	6	5
Total	100%	100%	100%

For 2014, sales to Canpotex represented 44% of our total potash sales. Offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales (USA), Inc., represented 5% of our total potash sales in 2014.

Nitrogen

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2014, our offshore sales of nitrogen products represented 21% of our total nitrogen sales.

Phosphate

Until December 31, 2013, PhosChem, a phosphate export association established under US law, was the principal vehicle through which the company executed offshore marketing and sales for its solid phosphate fertilizers. PhosChem was dissolved effective December 31, 2013 and in 2014 the Company executed offshore marketing and sales for its solid phosphate fertilizer through PCS Sales (USA), Inc.

For 2014, the offshore sales of phosphate products represented 20% of our total phosphate sales.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for 2013 and 2012 in the various geographical regions.

	2013	2012
India	14%	28%
China	—	—
Other Asian countries	16	13
Latin America	55	40
Other countries	15	19
Total	100%	100%

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) laws, policies and actions affecting foreign trade; (ii) other economic, political and regulatory policies of foreign governments, (iii) changes in foreign currency and exchange controls; and (iv) fluctuations in foreign currency exchange rates.

Transportation and Distribution

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2014, we leased or owned 263 terminal and warehouse facilities, some of which have multi-product capability, for a total of 352 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also leased or owned approximately 9,720 railcars. In the offshore market, the Company leased one warehouse in China, one in Malaysia and had one dry bulk fertilizer port terminal in Brazil through a joint venture.

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

In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities store potash pending shipment by ocean-going vessels overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also transport potash to, and have an interest in, a port facility located in Portland, Oregon.

Nitrogen

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 74 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from Trinidad primarily to markets in the United States and also to Latin America, Europe, and Africa. Our distribution operations in Trinidad employ four long-term chartered ocean-going vessels and utilize short-term and spot

12	PotashCorp 2014 Annual Report on Form 10-K

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

Sulfur is delivered to the White Springs facility by rail and truck from Canada and the United States. Most of the phosphoric acid and chemical fertilizers produced at the White Springs facility are shipped to North American destinations by rail. Ammonia for Aurora is supplied by rail and truck from our production facilities in Lima, Ohio; Geismar, Louisiana; and Augusta, Georgia. Much of the Geismar facility’s phosphoric acid is delivered via pipeline to a nearby customer. The balance of the facility’s phosphate products is shipped by rail or tank truck. Phosphate rock feedstock is delivered to Geismar from Morocco in large ocean-going vessels. Sulfur is delivered to the Geismar facility by barge, truck and rail.

Competition

Potash

Potash is a commodity, characterized by minimal product differentiation, and, consequently, producers compete based on price, quality and service. We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. The Mosaic Company, Agrium Inc. and Intrepid Potash Inc. are our main competitors in North America, along with offshore imports into the US Gulf and the East Coast, primarily from ICL, SQM and Uralkali. In offshore markets, Canpotex and PCS Sales compete with producers such as Belaruskali, ICL, K+S Group, SQM and Uralkali.

Nitrogen

Nitrogen, the most widely produced nutrient globally, is primarily a regional business. However, ammonia, the feedstock for all nitrogen products, may be manufactured in countries with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Natural gas typically makes up 70-85% of the cash cost of producing ammonia.

Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are connected to their suppliers by pipeline.

Our nitrogen production serves fertilizer, industrial and feed customers. Our US plants primarily supply industrial and feed customers, and Trinidad supplies both our fertilizer and industrial customers. Our US production has benefited recently from the low cost of natural gas. In Trinidad, our natural gas contracts are primarily indexed to Tampa, Florida ammonia prices. Within North America, sales are regionalized due to transportation costs. In the US market, we compete with other domestic producers, including Agrium Inc., CF Industries Holdings, Inc., and Koch Industries, Inc., and with imported product from suppliers in the Middle East, North Africa, Trinidad, the former Soviet Union and China.

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

Our competitors for North American phosphate fertilizer sales are Agrium Inc., The Mosaic Company, J.R. Simplot Company and offshore imports primarily from Morocco, China and Russia.

In offshore markets, we compete primarily with OCP S.A., as well as producers from China, Russia and Saudi Arabia.

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

Employees

At December 31, 2014, we employed 5,136 people, of whom 1,848 were salaried and 3,288 were hourly paid. Of these 5,136 employees, our potash operations employed 2,534 people, our nitrogen operations 802 and our phosphate operations 1,385. Our sales and transportation and distribution functions were handled by 97 employees in Northbrook, Illinois and various

PotashCorp 2014 Annual Report on Form 10-K	13

other locations in the United States and by 12 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices collectively had a corporate staff of 306.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Plant Location	Collective Bargaining Agreement Expiry Date
Allan, SK	April 30, 2014
Cory, SK	April 30, 2014
Patience Lake, SK	April 30, 2014
Lanigan, SK	January 31, 2015
Rocanville, SK	May 31, 2015
Cincinnati, OH	November 1, 2015
Lima, OH	November 1, 2017
White Springs, FL	December 10, 2018

In 2014, we successfully negotiated a four-year collective bargaining agreement for White Springs.

Negotiations for new collective bargaining agreements for Allan, Cory, Patience Lake and Lanigan commenced in 2014 and are ongoing.

We believe we have an effective working relationship with our employees, and the unions representing them.

Royalties and Taxes

Under Saskatchewan provincial legislation, the Company is subject to resource taxes including the potash production tax and the resource surcharge. In 2014, the potash production tax totaled $181 million and the total resource surcharge was $71 million.

In addition to the potash production tax and resource surcharge, there are royalties, taxes and rental fees payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others in respect of potash sales, production or property in those provinces. Such costs are included in cost of goods sold. The amount in 2014 for these royalties, taxes and fees totaled $92 million.

There are property and other taxes payable to US governments, municipalities and other entities that are included in cost of goods sold. The amount in 2014 for these property and other taxes totaled $22 million.

For 2014, miscellaneous taxes (not included above) totaled $5 million.

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the

United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes decreased due primarily to lower income before taxes and discrete tax adjustments partially offset by an increase in the actual effective tax rate on ordinary earnings. Effective tax rates were as follows:

	2014	2013
Actual effective tax rate on ordinary earnings	28%	26%
Actual effective tax rate including discrete items	29%	28%

Total discrete tax adjustments that impacted the rate in 2014 resulted in an income tax expense of $20 million (2013 — $55 million). Significant items to note included the following:

•

the actual effective tax rate on ordinary earnings for the twelve months ended December 31, 2014 increased compared to the same period last year due to different income weightings between jurisdictions.

•	in 2014, a deferred tax expense of $11 million was recorded as a result of a Chilean income tax rate increase.

•	in 2013, a tax expense of $8 million was recorded to adjust the 2012 income tax provision to the tax returns filed for that year.

•	in 2013, a net tax expense of $13 million was recorded to adjust the deferred tax asset related to foreign tax loss carry forwards to the amount expected to be realized upon utilization.

•	in 2013, a deferred tax expense of $11 million was recorded as a result of a Canadian income tax rate increase.

•	in 2013, a deferred tax expense of $10 million was recorded as a result of a planned distribution of earnings from a foreign jurisdiction.

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

14	PotashCorp 2014 Annual Report on Form 10-K

management to ensure that appropriate strategies and processes are in place to promote a culture that prioritizes safety and environmental responsibility.

Our operating expenses, other than costs associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations for 2014 were $129 million (2013 — $135 million, 2012 — $153 million).

The Company routinely undertakes environmental capital projects. In 2014, capital expenditures of $151 million (2013 — $83 million, 2012 — $81 million) were incurred to meet pollution prevention and control as well as other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2015 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives as well as other environmental objectives.

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

Air Quality. With respect to air emissions, we anticipate that additional actions and expenditures may be required to meet increasingly stringent US federal and state regulatory and permit requirements, including existing and anticipated regulations under the federal Clean Air Act. The US Environmental Protection Agency (“USEPA”) has issued a number of regulations establishing requirements to reduce air pollutant emissions. We continue to monitor developments in these various programs and to assess their potential impact on our operations.

On November 7, 2014, the USEPA proposed updated hazardous air pollutant emission standards for phosphoric acid manufacturing and phosphate fertilizer production (“Proposed Rule”). The Proposed Rule includes a number of changes to the current standard, the most significant of which appears to be a requirement to install controls for mercury emissions on some production equipment at the Aurora, North Carolina facility. The Company is evaluating the Proposed Rule and has filed comments on it. The USEPA is expected to sign a final rule in July 2015. The impact of this rule cannot be determined until the final rule is signed.

Water Quality. Several ongoing initiatives relating to nutrient discharges may result in new regulatory restrictions that could have a material effect on either the Company or its customers. The litigation and rulemaking activity related to numeric standards for nutrient concentrations in certain surface waters in Florida are examples of the types of ongoing initiatives that could have a material adverse effect on the Company. In 2014, the USEPA approved Florida’s water quality standards, which apply numeric nutrient criteria to the majority of water bodies in the state, but also provide avenues for site-specific relief. The White Springs, Florida facility is currently using site-specific mechanisms and plans to seek to use such mechanisms in the future; however, in the event that Florida determines that the site-specific mechanisms are not appropriate, the facility may need to meet inflexible numeric nutrient criteria, which could result in having to install additional measures to control concentrations of nitrogen and phosphorous in permitted water discharges from the facility. Accordingly, it is unclear at this time whether the Company will need to expend capital costs at the White Springs plant to meet numeric nutrient water quality standards.

The litigation and rulemaking activity seeking to require the USEPA to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico are other examples of the types of ongoing initiatives that could have a material effect on our customers and some of our facilities. These initiatives could require our customers to reduce or eliminate their uses of nitrogen and phosphorous or require our facilities to limit the amount of nitrogen and phosphorous in their water discharges. The decision by the USEPA to deny a petition by several non-governmental organizations seeking the establishment of these regulations is the subject of significant ongoing litigation.

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

PotashCorp 2014 Annual Report on Form 10-K	15

For 2014 the Company had set a target of reducing greenhouse gas emissions per tonne of nitrogen by 4 percent from 2013 levels. The Company achieved this target and a major contributing factor was efficiency improvements at our Geismar nitric acid plant. The Company has set a target of reducing greenhouse gas emissions per tonne of nitrogen product by 5 percent from 2014 levels by 2018.

We continue to monitor the international efforts to address climate change.

In addition to the foregoing, the information under the first two bullets under “Nitrogen and phosphate” and the bullet under “General” contained in the third paragraph of “Legal and other matters” of Note 28 “Contingencies and Other Matters” on page 150 of the Company’s audited consolidated financial statements in our 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Asset Retirement Obligations

Provisions are recognized when: (1) the Company has a present legal or constructive obligation as a result of past events; (2) it is probable that an outflow of resources will be required to settle the obligation; and (3) the amount has been reliably estimated. We have recorded in the Company’s audited consolidated financial statements provisions for decommissioning obligations (also known as asset retirement obligations) primarily related to mining and mineral activities. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 22 of the Company’s audited consolidated financial statements in the 2014 Annual Integrated Report for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans that are economically sound and that, in most cases, may not be implemented for several decades. We have continued to use appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2014, we had accrued a total of $609 million for asset retirement obligations. The current portion totaled $48 million.

In addition, the information contained in paragraphs four through six of “Supporting Information” of Note 29, “Guarantees” to the Company’s audited consolidated financial statements on page 151 of the Company’s 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Site Assessment and Remediation

We are also subject to environmental statutes that address investigation and, where necessary, remediation of contaminated properties. The US Comprehensive Environmental Response, Compensation and Liability Act of 1980, (“CERCLA”), and other US federal and state laws impose liability on, among others, past and present owners and operators of properties or facilities at which hazardous substances have been released into the environment and persons who arrange for disposal of hazardous substances that are released into the environment. Liability under these laws may be imposed jointly and severally and without regard to fault or the legality of the original actions, although such liability may be divided or allocated according to various equitable and other factors. We have incurred and expect to continue to incur costs and liabilities because of our current and former operations, including those of divested and acquired businesses. We have generated and, with respect to our current operations, continue to generate substances that could result in liability for us under these laws.

We have accrued $32 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $4 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters to the extent the incurrence of the costs are likely and can be reasonably estimated.

In addition to the foregoing, the information under the first two paragraphs (including any bullets there under) of “Legal and other matters” of Note 28, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 149 and 150 of the Company’s 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

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

16	PotashCorp 2014 Annual Report on Form 10-K

Facility and Product Security

Through our Safety, Health and Environment department, we regularly evaluate and address actual and potential security issues and requirements associated with our operations in the United States and elsewhere using approved security vulnerability methodologies. Additional actions and expenditures may be required in the future. In the United States, chemical facilities are regulated under the Maritime Transportation Security Act and the Chemical Facility Anti-Terrorism Standards. It is anticipated that Congress will continue to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements, and we also have developed and adopted security measures and enhancements beyond those presently required at both our regulated and non-regulated facilities. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 20, 2015 is as follows:

Name	Age	Served Since	Current Position Held
Jochen E. Tilk	51	2014	President and Chief Executive Officer
Wayne R. Brownlee	62	1988	Executive Vice President, Treasurer and Chief Financial Officer
G. David Delaney	54	1983	Executive Vice President and Chief Operating Officer
Stephen F. Dowdle	64	1999	President, PCS Sales
Joseph A. Podwika	52	1997	Senior Vice President, General Counsel and Secretary
Darryl S. Stann	47	2003	Senior Vice President, Finance & Chief Risk Officer
Mark F. Fracchia	60	1984	President, PCS Potash
Raef M. Sully	48	2012	President, PCS Nitrogen
Paul E. Dekok	57	1992	President, PCS Phosphate
Denis A. Sirois	59	1978	Vice President and Corporate Controller
Denita C. Stann	46	2006	Vice President, Investor and Public Relations
Lee M. Knafelc	47	1998	Vice President, Human Resources and Administration
William L. Flahr	58	1995	Vice President, Internal Audit
Rob D. Bubnick	54	1998	Vice President, Safety, Health & Environment

Each of the executive officers have held the position indicated above or the positions discussed below for the previous five years:

Name	Dates of Service	Position Held
Jochen E. Tilk	November 2009 — March 2013	President and Chief Executive Officer, Inmet Mining Corporation
G. David Delaney	March 2000 — July 2010	President, PCS Sales
Stephen F. Dowdle	December 2005 — July 2010	Senior Vice President, Fertilizer Sales, PCS Sales
Darryl S. Stann	September 2006 — June 2010	Vice President, Marketing, PCS Sales
	July 2010 — February 2011	Vice President, Industrial Sales, PCS Sales
	March 2011 — December 2014	Vice President, Procurement
Mark F. Fracchia	January 2007 — February 2011	General Manager, PCS Potash, New Brunswick Division
	March 2011 — June 2014	Vice President, Safety, Health & Environment
Raef M. Sully	July 2006 — May 2010	Manager, Bain & Company, Inc.
	June 2010 — July 2012	Principal, Bain & Company, Inc.
	August 2012 — December 2012	Vice President Project Management
	January 2013 — June 2014	Vice President Project Management & Capital
Paul E. Dekok	March 2004 — January 2012	General Manager, Feed
	January 2012 — August 2013	General Manager, Feed & Phosphate
	September 2013 — June 2014	Vice President. Phosphate
Denita C. Stann	January 2009 — December 2010	Senior Director, Investor Relations
Lee M. Knafelc	September 2007 — December 2010	Senior Director, Human Resources
William L. Flahr	July 2009 — January 2012	Senior Director, Finance Projects
	February 2012 — January 2013	Finance Deputy General Manager, APC
	February 2013 — November 2013	Acting General Manager, APC
Rob D. Bubnick	January 2007 — July 2014	General Manager, PCS Potash, Lanigan Division

PotashCorp 2014 Annual Report on Form 10-K	17

Presentation of Financial Information

We have three principal business segments: potash, nitrogen and phosphate. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 3, “Segment Information” to the Company’s audited consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, incorporated by reference under Item 8 of this Annual Report on Form 10-K.

International Financial Reporting Standards, as issued by the International Accounting Standards Board (“IFRS”)

We are a foreign private issuer in the United States that voluntarily files our audited consolidated financial statements with the SEC’s US domestic forms. We are permitted to file our audited consolidated financial statements with the SEC under IFRS, without a reconciliation to US generally accepted accounting principles (“US GAAP”). As a result, we do not prepare a reconciliation of our results to US GAAP. It is possible that certain of our accounting policies could be different from US GAAP.

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

We make available, free of charge through our website, www.potashcorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available, free of charge, through our website, our filings with Canadian securities regulatory authorities as soon as reasonably practicable after such material is electronically filed with the Canadian securities regulatory authorities. The Canadian securities regulatory authorities maintain a website (www.sedar.com) that contains our filings with the Canadian securities regulatory authorities. The information contained on, or accessible from our website or any other report or document we file with or furnish to the SEC or Canadian securities regulatory authorities, and references to our website are intended to be inactive textual references only, and is not incorporated by reference into this annual report on Form 10-K.

Item 1A. Risk Factors

Our performance and our future operations are and may be affected by a wide range of risks. Any or all of these risks, or other risks not presently known to us or that we do not deem material, could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated risk management framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “How We Approach Risk” on pages 21 and 22 in our 2014 Annual Integrated Report, attached as Exhibit 13 and incorporated herein by reference. See “Forward-Looking Statements” earlier in this Annual Report on Form 10-K.

A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 to 25 in our 2014 Annual Integrated Report, attached as Exhibit 13.

Global demand for our products, and in particular potash, our primary nutrient, may differ from our expectations.

We estimate the future level of demand for our products and attempt to meet this anticipated demand by adjusting our operational capability at certain facilities. Accurate estimates allow us to prevent either surplus inventory or missed sales opportunities. However, inaccurate estimates can lead to decreased profits. Reduced market demand can lead to underutilization of our production facilities. To the extent that we underutilize capacity, operating efficiencies decline, which may require operations or workforce changes that could negatively impact our financial performance.

We have taken major steps to prepare for an anticipated increase in potash demand in future years. We have undertaken several key expansion and debottlenecking projects at significant capital cost to substantially increase our potash production capability. This major investment is expected to be completed by the end of 2015 with ramp-up planned in 2015 and 2016. If demand does not increase as expected, our return on this investment and our ability to meet our growth expectation in a timely manner may be lower than expected.

Our customers’ decisions regarding the purchase of our products are affected by variable market, governmental, seasonal, economic, weather and other conditions, many of which are outside of our control and can be difficult to accurately predict. For example, farmers’ decisions about application rates for crop nutrients vary from year to year depending on a number of factors including, among others, crop prices, governmental actions, input costs, planting conditions and the level of the crop nutrient remaining in the soil following the previous harvest. Therefore, the timing of customer purchases will vary each year, and fertilizer

18	PotashCorp 2014 Annual Report on Form 10-K

sales can shift between periods. Demand, and as a result our annual and quarterly financial results, can vary significantly from one year to the next due to weather-related shifts in planting schedules, application decisions, and purchasing patterns. Any of the foregoing can result in significant demand differences from our expectations, which could materially adversely affect our financial condition and results of operations.

Increased competitive supply can create an imbalance between supply and demand.

Generally, fertilizer products are bulk commodities characterized by minimal product differentiation within product categories and customers making their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. Consequently, the market for fertilizer products is subject to competitive pricing pressures and is volatile. Our competitors have undertaken, and may undertake in the future, expansion or greenfield projects to increase fertilizer production capability and may increase production of fertilizer in response to market conditions or otherwise. An increase in the competitive supply of fertilizer that outpaces the growth in world demand generally leads to oversaturation in the market, a reduction in prices (potentially for a prolonged period), and declining capacity utilization.

Commodity price volatility varies by product within the fertilizer industry. The nitrogen industry, for example, is generally characterized by many producers around the world, lower capital costs of entry and shorter construction times. As a result, nitrogen is prone to substantial price volatility. In contrast, quality potash deposits are rare and capital costs are very high. Although potash prices have historically been less volatile than nitrogen prices, they have more recently experienced increased volatility as a result of market developments.

Transportation and distribution infrastructure, including railcars, ocean freightliners, warehouse and port storage facilities are integral to the delivery of products to our domestic and offshore customers. Any material changes or disruptions in these delivery methods could negatively impact our financial performance.

Transportation is a significant element of the sale of our products to customers. Accessing cost effective, timely and dependable transportation and port storage and other distribution facilities is important in allowing us and any export, sales and marketing companies, to supply customers near our operating facilities and around the world. Labor disputes, accidents, adverse weather or other environmental events, short term swings in demand for our products, increased shipping demand for other products, adverse economic conditions, a change in our relationships with other members of export, sales or marketing companies, or changes in credit markets and changes to rail or ocean freight systems could interrupt delivery or limit available transport services, which could result in customer dissatisfaction, loss of sales or market share, and could negatively affect our financial performance. For example, if Canpotex were to dissolve or its ability to operate became impaired — due to unexpected changes in laws or regulations, market or economic conditions, our (or our venture partners’) businesses, or otherwise — a trusted potash brand would be lost and our access to key offshore markets could be impacted. This could result in a less efficient logistics system and might lead to decreased market share, higher costs or a reduction in net earnings attributable to offshore sales.

Changes to our operations (including operating capability) that we make in response to industry conditions are subject to risks and uncertainties.

We may respond to changes in our industry and the markets we serve by making operational changes.

These activities may include expansion and debottlenecking projects as described above; however, they may also include reductions in workforce, reducing, suspending or ceasing production at certain facilities and closing certain facilities. Such actions are intended to optimize our lowest cost operations while retaining the ability to respond to expected demand levels and product needs of our customers. Risks associated with these changes include not realizing anticipated cost savings, delayed timing of cost savings, employee attraction, development, engagement and retention issues and incurring unanticipated costs. In addition, unexpected surges in demand can negatively impact our ability to operationally respond in a timely manner, adversely affecting our financial performance and reputation. For example, while global potash production rose sharply during 2014, it did not keep pace with the increase in demand. Logistical issues, planned downtime and unplanned outages affected global supply capability, including the Company’s.

Failure to prevent or respond to a major safety incident could adversely impact our operations and financial performance.

Safety is a fundamental value to us. We engage in mining and industrial activities that can result in serious accidents causing injuries or fatalities. If our safety procedures are not effective, or if an accident occurs, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant managerial time and efforts, and financial resources to remediate safety issues or to repair damaged facilities. Any such accidents could have a negative effect on our financial performance.

Environmental laws and regulations significantly impact our operations.

Our operations are subject to environmental laws and regulations. We incur significant costs and associated liabilities in connection with these laws and regulations. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management.

PotashCorp 2014 Annual Report on Form 10-K	19

For example, we are dependent on having numerous required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals may impair our business and operations. Many of the laws, regulations and permit requirements are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Increased regulation, including that of greenhouse gases and other emissions from our operations, could increase our raw material, energy, transportation, and compliance costs and may have a negative effect on our financial performance.

For additional information regarding environmental laws and regulations that impact our operations, see the information contained under ‘Business — Environmental Matters’ in Part I, Item 1 of this Annual Report on Form 10-K.

Our international operations and investments are subject to additional risks not present in domestic operations.

We have operations and investments in countries outside of Canada and the United States. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in entities located in Chile, Jordan, China and Israel. Potash from our Saskatchewan operations for sale outside Canada and the United States is sold exclusively to Canpotex. A significant portion of Canpotex sales are to China, Brazil, India, Indonesia, Malaysia and Japan. Historically, these countries have had less stable political environments.

Global expansion, market development and operational opportunities with the lowest cost and the highest potential synergies are sometimes located in politically sensitive regions. Inherent business risks within Canada and the United States also exist in foreign countries and may be exaggerated by various risks and uncertainties, including: difficulties and costs associated with differences in culture, laws, regulations, foreign trade policies and fiscal policies; political and economic conditions; forced divestitures; selective discrimination; inconvertibility of funds; currency exchange rate fluctuations; armed conflict; terrorist activity; and unexpected changes in regulatory requirements, social, political, labor and economic conditions.

Catastrophic events or malicious acts (including terrorism) involving our products or facilities may cause extensive personal injury and property damage.

Similar to other companies with major industrial facilities, our operations may be impacted by catastrophic events (such as severe weather or product transportation / storage mishaps) or targets of terrorist activities (or other intentional acts of destruction), any of which could negatively affect our sales or production and disrupt our supply chain. As a result of these types of events, our facilities could be damaged or destroyed, leading to a reduction in our operational capability. In addition, employees, contractors and the public could suffer substantial physical injury, which could result in substantial financial impact on us. Governmental authorities may also impose new regulations impacting the security of our plants, access to pertinent transportation and distribution infrastructure and/or limitations on the sale, use or distribution of our products that could make our operations more difficult or costly. The consequences of any such events could negatively affect our financial performance.

Our opportunities to reinvest available capital in strategic opportunities may be limited for geopolitical, market or other reasons, negatively affecting our growth.

We identify and pursue growth opportunities through both internal and external development to diversify and extend the portfolio of our businesses. Such opportunities may be limited or inhibited for geopolitical, market or other reasons. We may seek to grow through acquisitions of assets or entities, or interests in other entities, such as our acquisitions of interests in ICL, Sinofert, SQM and APC. There can be no assurances that we will be able to identify any suitable acquisition candidates, and we cannot predict whether we will be successful in pursuing or completing any acquisitions, or what the consequences of not completing any acquisitions would be.

In achieving the benefits of any acquisitions, we are dependent upon our ability to successfully consolidate functions and integrate operations, procedures and personnel in a timely and efficient manner and to realize the anticipated growth opportunities and synergies from combining the acquired assets and operations. The integration of acquired assets and operations requires the dedication of management effort, time and resources, which may divert management’s focus and resources from other strategic opportunities and from operational matters during this process. The integration process may result in the disruption of our existing business and customer relationships that may adversely affect our ability to achieve the anticipated benefits, and may negatively impact our operations.

We may also consider other growth opportunities such as strategic alliances, evaluation of new products and technologies, or expansion into new markets that complement and extend our portfolio of businesses and capabilities. There can be no assurance that such growth initiatives will result in acceptance by existing or new customers; will be timely completed; represent successful entry into new markets; be beneficial to the Company’s results of operations; or, otherwise achieve their underlying strategic business objectives. Similarly, there can be no assurance that internal capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such

20	PotashCorp 2014 Annual Report on Form 10-K

inability to achieve objectives, delays or cost overruns or inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed or current investments and projects.

We own a non-controlling equity interest in a number of companies, and consequently our results of operations and cash flow may be materially affected by the decisions of third parties.

We hold minority ownership interests in several companies, some of which are foreign companies, including ICL, Sinofert, SQM and APC. The operations and results of these investments are significant to us, and their operations can affect our earnings. Because we do not control these companies and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally manage their businesses in our best interests. As a result, these companies may contribute less than anticipated to our earnings and cash flow, and may negatively impact our operations.

Increases in the price or reduced availability of raw materials that we use (such as natural gas, ammonia and sulfur) could negatively impact our financial performance.

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

We have experienced natural gas availability curtailments at our Trinidad facility over the last several years due to decreased investment in gas exploration and development activity and major maintenance activities being conducted at natural gas facilities. While recent changes in government policy in Trinidad are intended to lead to an increase in natural gas exploration and development activity, we continue to expect curtailments of natural gas. These types of curtailments or other reductions in the availability, and potential increases in price, of raw materials at any of our sites could adversely affect our ability to produce our products on a cost effective basis.

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

Our information technology systems are subject to cyber security risks.

We rely on information technology systems to conduct business, including internal and external communications, ordering and managing shipments of materials for our operations, coordinating transportation of our products and maintaining and reporting our results. Individuals or groups have targeted and may continue to target our information technology systems and the information technology systems of third parties that we rely on, to attempt to access confidential information. The security measures designed to protect our information technology systems may be breached. A breach could result in unauthorized access to our confidential information such as strategic plans or processes. Our efforts to address these problems may not be successful.

Our inability to attract, retain, develop and engage skilled employees could negatively affect our performance.

Sustaining and growing our business depends on the recruitment, development, retention and engagement of qualified and motivated employees. Although we strive to be an employer of choice in our industry, competition for skilled employees in certain geographical areas in which we operate can be significant and we may not be successful in attracting, retaining or developing such skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. In response to market conditions, we have made operating and workforce changes in recent periods. These changes may impact existing employees’ engagement and retention and our ability to attract qualified and motivated employees in the future. The inability to attract, develop, retain or engage quality employees could result in decreased productivity and efficiency, higher costs and reputational harm. It could also negatively impact our ability to take on new projects and sustain operations, which might negatively affect our operations or our ability to grow.

Certain complications may arise in our mining process, including water inflows in our potash mines.

The mining process is a complex process subject to certain geological conditions and hazards, including industrial and environmental hazards. For example, the presence of water-bearing strata above and below many underground mines poses the risk of water inflows. It is not uncommon for water inflows of

PotashCorp 2014 Annual Report on Form 10-K	21

varying degrees to occur in potash mines; however, it is difficult to predict if, when, or to what degree, such inflows could occur. At our Saskatchewan potash mines we have minor water inflows that we actively monitor and manage, as appropriate. We also currently manage a significant water inflow at our Penobsquis, New Brunswick mine. Significant inflows at our potash mines could result in increased operational costs, increased the risk of personal injury, production delays or stoppages, or the abandonment and closure of a mine. The risk of underground water inflows, as with other underground risks, is currently not insured. Any of these risks and hazards relating to our mining process could negatively affect our performance.

Antitrust laws to which we are subject may change.

We are subject to antitrust laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Additionally, increases in crop nutrient prices can increase the scrutiny to which we are subject under these laws. Changes in antitrust laws globally, or the interpretation, administration or enforcement thereof, may limit our future acquisitions or operations, including the operations of Canpotex.

Strikes or other forms of work interruption could disrupt our business.

A significant portion of our workforce is unionized or otherwise governed by collective bargaining or similar agreements. We are therefore subject to the possibility of organized labor disruptions. Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes, slowdowns or impose additional costs to resolve these disputes. These disruptions may negatively impact our ability to produce or sell our products. These disruptions may also impact our ability to recruit and retain personnel and could negatively affect our performance.

Our capital projects involve significant risks.

We have recently undertaken significant expansion projects. Our potash expansion projects are nearly complete. The successful completion and ramp up of projects is subject to risks, including cost overruns, difficult construction conditions, shortages of qualified labor, and escalating costs of labor and materials. Completion of our capital projects may also be dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, and other third parties we retain. As a result, we may not be able to complete or ramp up our projects on the expected terms, cost or schedule. In addition, we cannot be certain that, if completed, we will be able to operate these projects, or that they will perform, in accordance with our expectations. Any of these factors could impair our ability to realize the benefits we had anticipated from the projects. Our expansion may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations and other opportunities. Any of the foregoing could negatively impact our financial performance.

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

Future technological innovation could affect our business.

Future technological innovation such as development of full or partial substitutes for our products, seeds that require less crop nutrients, or modifications to the application of crop nutrients, if they occur, could have an adverse effect on the demand for our products and our business and may adversely affect our financial performance.

Other events may impact our operating results.

Our operating results are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting our industry where we or our customers operate.

The effects of recent adverse and uncertain economic conditions and changes in the credit and financial markets, including economic and political uncertainty around the world are outside of our control and difficult to accurately determine. As a result of these conditions, our relationships with customers and with external partners upon whom we rely may become less stable. Conditions in the credit markets could negatively affect the ability of our customers to pay or reduce their demand for our products. If our customers’ financial condition reduces demand for our products or our suppliers’ financial condition causes disruptions to our supply chain, our operating results may be negatively affected.

We conduct our operations primarily through key production and distribution facilities. A disruption at one of these facilities during periods of high demand for our products could have an adverse impact on our business.

We are, and may in the future be, involved in legal and regulatory proceedings that could be material to us. These proceedings include matters arising from activities of our predecessor companies and from facilities and businesses that we have never owned or operated.

Our operations and the production and handling of our products involve significant risks and hazards. Insurance market conditions, our loss experience and other factors affect the insurance coverage that we carry, and we are not fully insured against all potential hazards and risks incident to our business. Consequently, our insurance coverage may not adequately cover our losses.

22	PotashCorp 2014 Annual Report on Form 10-K

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our properties is set forth under the “Properties” sections in Item 1.

Item 3. Legal Proceedings

The information under “Legal and other matters” of Note 28, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 149 and 150 of the Company’s 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Environmental Proceedings

For further discussion of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1.

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

PotashCorp 2014 Annual Report on Form 10-K	23

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Common Share Prices”, “Ownership”, “Dividends” and “NYSE Corporate Governance” on page 154 in our 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference. The information under “Compensation — Executive Compensation — Performance Graphs” in our 2015 Proxy Circular, attached as Exhibit 99(a) is incorporated herein by reference.

All equity based benefit plans have been adjusted to reflect prior stock splits. In this annual report on Form 10-K, all share and per-share data reflects prior stock splits. In the first quarter of 2013, the Company declared a cash dividend of $0.28 per common share and in each of the second, third and fourth quarters of 2013, the Company declared a cash dividend of $0.35 per common share. In 2014, the Company declared a cash dividend of $0.35 per common share, in each of the first, second, third and fourth quarters, for a total of $1.40 for the year.

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

Item 6. Selected Financial Data

The information presented below has been presented on the basis of IFRS. These principles differ in certain significant respects from US GAAP.

		(in millions of US dollars, except per-share amounts)
	2014	2013	2012	2011	2010
Sales	7,115	7,305	7,927	8,715	6,539
Net income	1,536	1,785	2,079	3,081	1,775
Net income per share — basic	1.83	2.06	2.42	3.60	2.00
Cash dividends declared per share	1.40	1.33	0.70	0.28	0.13
Total assets	17,724	17,958	18,206	16,257	15,547
Long-term debt obligations(1)	3,256	3,006	3,506	3,750	3,755

(1)	Represents non-current long-term debt obligations and does not include unamortized costs. (See Note 20 to the Company’s consolidated financial statements for description of such amounts.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in the graph “Gross Margin earned per Nutrient” on the “Contents” page of our 2014 Annual Integrated Report and the information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 5 through 82, “Appendix” on page 155 and “Terms and Measures” on pages 156 to 157 in our 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Other Financial Information — Market Risks Associated With Financial Instruments” on page 80 and Note 25 to the Company’s audited consolidated financial statements on pages 140 through 146 in our 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information under “Our Financials — Management’s Responsibility for Financial Reporting” and “Our Financials — Consolidated Financial Statements”, including the Reports of Independent Registered Public Accounting Firm, contained on pages 90 through 152 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 73 and 74 in our 2014 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of

24	PotashCorp 2014 Annual Report on Form 10-K

the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2014, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” contained on pages 91 and 92 in our 2014 Annual Integrated Report, attached as Exhibit 13, are incorporated herein by reference.

Item 9B. Other Information

Compensatory Arrangements of Certain Officers

Effective July 1, 2014, the defined benefit Canadian Supplemental Plan was closed to new participants. On February 20, 2015, the Board approved a new defined contribution Canadian Supplemental Plan (the “New Canadian Supplemental Plan”). The New Canadian Supplemental Plan is a defined contribution plan that includes individual and company contributions and is designed to more effectively attract and retain executives by providing supplemental pension benefits slightly above the median for the Company’s comparator group, allowing for the vesting of pension benefits after two years of service consistent with the Canadian Pension Plan and providing a reasonable rate of return without the volatility of the equity markets.

The New Canadian Supplemental Plan provides eligible officers and managers with a Company contribution of 10% of earnings, reduced by Company contributions to the Canadian Pension Plan. Earnings are defined as the participant’s annual base pay plus 100% of all bonuses payable for such year pursuant to the STIP (subject to a maximum of 100% of base salary for such year).

A copy of the New Canadian Supplemental Plan is filed herewith as Exhibit 10(oo) to this Annual Report on Form 10-K and incorporated herein by reference.

Amendments to By-Laws

On February 20, 2015, the Board adopted certain amendments to the Company’s General By-Law. These amendments provide for:

•

The adoption of advance notice requirements for nominations of directors by shareholders, by providing a process for all shareholders who intend to nominate directors at a shareholders’ meeting, by providing a time frame for shareholders to notify the Corporation of their intention to nominate directors (in the case of an annual meeting of shareholders, not less than 30 before the date of the meeting) and by requiring nominating shareholders to disclose information concerning the proposed nominees (the “Advance Notice Requirement”). The Board will be able to evaluate the proposed nominees’ qualifications and suitability as directors and respond as appropriate in the best interests of the Company.

•

An increase to the quorum requirement for meetings of shareholders to two or more persons holding or representing not less than thirty three and a third percent (33.33%) of the total number of issued shares having voting rights.

•	Elimination of the chairman being entitled to a second or casting vote in the event of equal votes at a meeting of shareholders.

•

Explicit authorization for the company to send by electronic means notices and other documentation to shareholders, including materials relating to future meetings of shareholders, where permitted by law, by way of “notice-and-access”.

The by-law amendments were effective immediately. The Company’s shareholders will be asked to ratify and confirm them at the next meeting of shareholders currently scheduled to be held on May 12, 2015, as required by the Canada Business Corporations Act. The text of the by-law amendments is included in the blackline set forth on Appendix C to the Company’s 2015 Proxy Circular filed herewith as Exhibit 99(a) to this Annual Report on Form 10-K, and such text is incorporated herein by reference. The full text of the General By-Law (as amended) is filed with this Annual Report on Form 10-K as Exhibit 3(b).

PotashCorp 2014 Annual Report on Form 10-K	25

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Business of the Meeting — Nominees for Election to the Board of Directors”, “Report of the Audit Committee and Appointment of Auditors — Audit Committee Membership” and Appendix E in our 2015 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information under (1) “About the Board — Director Compensation,” “Compensation — Letter from and Report of the Compensation Committee,” “Compensation — Compensation

Discussion and Analysis” and “Compensation — Executive Compensation” in our 2015 Proxy Circular, attached as Exhibit 99(a) and (2) the Schedule of Participants included in additional surveys used for compensation purposes, attached as Exhibit 99(b), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables under “About the Board — ‘At Risk’ Investment and Year Over Year Changes” and “Adoption of 2015 Performance Option Plan — Equity Compensation Plan Information” in our 2015 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “About the Board — Director Independence and Other Relationships” in our 2015 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under “Report of the Audit Committee and Appointment of Auditors — Appointment of Our Auditors” in our 2015 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

26	PotashCorp 2014 Annual Report on Form 10-K

Part IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1. Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 90 through 152 in our 2014 Annual Integrated Report, attached as Exhibit 13, are incorporated by reference under Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 20, 2015; such consolidated financial statements and reports are included in your 2014 Annual Integrated Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP

Chartered Professional Accountants

Saskatoon, Canada

February 20, 2015

PotashCorp 2014 Annual Report on Form 10-K	27

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts

(in millions of US dollars)

(audited)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful trade accounts receivable
2014	7	—	—	7
2013	8	—	1	7
2012	8	—	—	8
Allowance for inventory valuation
2014	11	4	3	12
2013	13	3	5	11
2012	11	5	3	13

3. Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant with amendments effective February 20, 2015.
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

28	PotashCorp 2014 Annual Report on Form 10-K

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

PotashCorp 2014 Annual Report on Form 10-K	29

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994, between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(nn)	Executive Compensation Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-Q	9/30/2014
10(oo)	PCS Supplemental Executive Retirement Plan for Canadian Executives.
10(pp)	CEO Multi-Year Incentive Plan.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2014 Annual Integrated Report. The 2014 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

30	PotashCorp 2014 Annual Report on Form 10-K

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2015 Notice of Meeting, Proxy Circular and Form of Proxy. The 2015 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	Schedule of participants included in additional surveys for compensation comparison purposes.

PotashCorp 2014 Annual Report on Form 10-K	31

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ JOCHEN E. TILK
Jochen E. Tilk
President and Chief Executive Officer
February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALLAS J. HOWE	Chair of the Board	February 25, 2015
Dallas J. Howe

/s/ WAYNE R. BROWNLEE	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 25, 2015
Wayne R. Brownlee

/s/ JOCHEN E. TILK	President and Chief Executive Officer and Director (Principal executive officer)	February 25, 2015
Jochen E. Tilk

/s/ CHRISTOPHER M. BURLEY	Director	February 25, 2015
Christopher M. Burley

/s/ DONALD G. CHYNOWETH	Director	February 25, 2015
Donald G. Chynoweth

/s/ JOHN W. ESTEY	Director	February 25, 2015
John W. Estey

/s/ GERALD W. GRANDEY	Director	February 25, 2015
Gerald W. Grandey

/s/ C. STEVEN HOFFMAN	Director	February 25, 2015
C. Steven Hoffman

/s/ ALICE D. LABERGE	Director	February 25, 2015
Alice D. Laberge

/s/ CONSUELO E. MADERE	Director	February 25, 2015
Consuelo E. Madere

/s/ KEITH G. MARTELL	Director	February 25, 2015
Keith G. Martell

/s/ JEFFREY J. MCCAIG	Director	February 25, 2015
Jeffrey J. McCaig

/s/ MARY MOGFORD	Director	February 25, 2015
Mary Mogford

/s/ ELENA VIYELLA DE PALIZA	Director	February 25, 2015
Elena Viyella de Paliza

32	PotashCorp 2014 Annual Report on Form 10-K

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant with amendments effective February 20, 2015.
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994, between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(nn)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen E. Tilk.	10-Q	9/30/2014
10(oo)	PCS Supplemental Executive Retirement Plan for Canadian Executives.
10(pp)	CEO Multi-Year Incentive Plan.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2014 Annual Integrated Report. The 2014 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2015 Notice of Meeting, Proxy Circular and Form of Proxy. The 2015 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	Schedule of participants included in additional surveys for compensation comparison purposes.