Form 10-Q
period 2015-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2015-05-05
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

  Yes  ☐    No  ☑

As at April 10, 2015, Potash Corporation of Saskatchewan Inc. had 834,080,020 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted

	Three Months Ended March 31
	2015	2014
Sales (Note 2)	$1,665	$1,680
Freight, transportation and distribution	(128)	(166)
Cost of goods sold	(870)	(949)
Gross Margin	667	565

Selling and administrative expenses	(60)	(68)
Provincial mining and other taxes	(95)	(54)
Share of earnings of equity-accounted investees	36	33
Dividend income	–	69
Impairment of available-for-sale investment	–	(38)
Other income	11	24
Operating Income	559	531

Finance costs	(49)	(47)
Income Before Income Taxes	510	484

Income taxes (Note 3)	(140)	(144)
Net Income	$370	$340
Net Income per Share
Basic	$0.45	$0.40
Diluted	$0.44	$0.40
Weighted Average Shares Outstanding
Basic	831,390,000	852,919,000
Diluted	837,099,000	859,675,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive Income

Unaudited	In millions of US dollars

	Three Months Ended March 31
(Net of related income taxes)	2015	2014
Net Income	$370	$340
Other comprehensive income
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (1)
Net fair value gain during the period	38	50
Cash flow hedges
Net fair value loss during the period (2)	(22)	(1)
Reclassification to income of net loss (3)	11	6
Other	(4)	2
Other Comprehensive Income	23	57
Comprehensive Income	$393	$397

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(2)	Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $12 (2014 – $1).
(3)	Net of income taxes of $(6) (2014 – $(4)).

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited	In millions of US dollars

	Three Months Ended March 31
	2015	2014
Operating Activities
Net income	$370	$340
Adjustments to reconcile net income to cash provided by operating activities (Note 4)	181	262
Changes in non-cash operating working capital (Note 4)	(30)	(63)
Cash provided by operating activities	521	539
Investing Activities
Additions to property, plant and equipment	(228)	(224)
Other assets and intangible assets	(5)	(2)
Cash used in investing activities	(233)	(226)
Financing Activities
Proceeds from long-term debt obligations	494	737
Repayment of short-term debt obligations	(536)	(470)
Dividends	(274)	(293)
Repurchase of common shares	–	(396)
Issuance of common shares	30	14
Cash used in financing activities	(286)	(408)
Increase (Decrease) in Cash and Cash Equivalents	2	(95)
Cash and Cash Equivalents, Beginning of Period	215	628
Cash and Cash Equivalents, End of Period	$217	$533
Cash and cash equivalents comprised of:
Cash	$96	$134
Short-term investments	121	399
	$217	$533

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity (1)
Balance – December 31, 2014	$1,632	$234	$623	$(119)	$(1)	$503	$6,423	$8,792
Net income	–	–	–	–	–	–	370	370
Other comprehensive income (loss)	–	–	38	(11)	(4)	23	–	23
Dividends declared	–	–	–	–	–	–	(313)	(313)
Effect of share-based compensation including issuance of common shares	44	(1)	–	–	–	–	–	43
Shares issued for dividend reinvestment plan	14	–	–	–	–	–	–	14
Balance – March 31, 2015	$1,690	$233	$661	$(130)	$(5)	$526	$6,480	$8,929
Balance – December 31, 2013	$1,600	$219	$780	$(105)	$(2)	$673	$7,136	$9,628
Net income	–	–	–	–	–	–	340	340
Other comprehensive income	–	–	50	5	2	57	–	57
Share repurchase	(21)	(1)	–	–	–	–	(377)	(399)
Dividends declared	–	–	–	–	–	–	(299)	(299)
Effect of share-based compensation including issuance of common shares	22	12	–	–	–	–	–	34
Shares issued for dividend reinvestment plan	10	–	–	–	–	–	–	10
Balance – March 31, 2014	$1,611	$230	$830	$(100)	$–	$730	$6,800	$9,371

(1)	All equity transactions were attributable to common shareholders.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$217	$215
Receivables	837	1,029
Inventories (Note 5)	715	646
Prepaid expenses and other current assets	61	48
	1,830	1,938
Non-current assets
Property, plant and equipment	12,692	12,674
Investments in equity-accounted investees	1,243	1,211
Available-for-sale investments	1,565	1,527
Other assets	294	232
Intangible assets	142	142
Total Assets	$17,766	$17,724
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$495	$1,032
Payables and accrued charges	978	1,086
Current portion of derivative instrument liabilities	86	80
	1,559	2,198
Non-current liabilities
Long-term debt (Note 6)	3,709	3,213
Derivative instrument liabilities	129	115
Deferred income tax liabilities	2,226	2,201
Pension and other post-retirement benefit liabilities	507	503
Asset retirement obligations and accrued environmental costs	595	589
Other non-current liabilities and deferred credits	112	113
Total Liabilities	8,837	8,932
Shareholders’ Equity
Share capital (Note 7)	1,690	1,632
Contributed surplus	233	234
Accumulated other comprehensive income	526	503
Retained earnings	6,480	6,423
Total Shareholders’ Equity	8,929	8,792
Total Liabilities and Shareholders’ Equity	$17,766	$17,724

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015

Unaudited	In millions of US dollars except as otherwise noted

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) – together known as “PotashCorp” or “the company” except to the extent the context otherwise requires – forms an integrated fertilizer and related industrial and feed products company. These unaudited interim condensed consolidated financial statements are based on International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the company’s 2014 annual consolidated financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the company’s 2014 annual consolidated financial statements. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for the fiscal year.

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on May 5, 2015.

Standards, Amendments and Interpretations not yet Effective and not Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at March 31, 2015. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date (1)
Amendments to IAS 1, Presentation of Financial Statements	Issued to improve the effectiveness of presentation and disclosure in financial reports, with the objective of reducing immaterial note disclosures.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2016, applied prospectively.
Amendments to IAS 16, Property, Plant and Equipment and IAS 38, Intangible Assets	Issued to clarify acceptable methods of depreciation and amortization.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
Amendments to IFRS 11, Joint Arrangements	Issued to provide additional guidance on accounting for the acquisition of an interest in a joint operation.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2017, applied retrospectively with certain limitations. The IASB has voted to propose a deferral of the effective date to January 1, 2018.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.

(1)	Effective date for annual periods beginning on or after the stated date.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	6

2. Segment Information

The company has three reportable operating segments: potash, nitrogen and phosphate. These segments are differentiated by the chemical nutrient contained in the products that each produces. The accounting policies of the segments are the same as those described in Note 1 and are measured in a manner consistent with that of the financial statements. Inter-segment sales are made under terms that approximate market value. The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer, assessed to be the company’s chief operating decision-maker, that are used to make strategic decisions.

	Three Months Ended March 31, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$738	$482	$445	$–	$1,665
Freight, transportation and distribution – third party	(64)	(23)	(41)	–	(128)
Net sales – third party	674	459	404	–
Cost of goods sold – third party	(246)	(290)	(334)	–	(870)
Margin (cost) on inter-segment sales (1)	–	12	(12)	–	–
Gross margin	428	181	58	–	667
Depreciation and amortization	(58)	(46)	(64)	(4)	(172)
Assets	9,668	2,369	2,395	3,334	17,766
Cash outflows for additions to property, plant and equipment	111	60	36	21	228

(1)	Inter-segment net sales were $18.

	Three Months Ended March 31, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$671	$581	$428	$–	$1,680
Freight, transportation and distribution – third party	(86)	(31)	(49)	–	(166)
Net sales – third party	585	550	379	–
Cost of goods sold – third party	(285)	(323)	(341)	–	(949)
Margin (cost) on inter-segment sales (1)	–	12	(12)	–	–
Gross margin	300	239	26	–	565
Depreciation and amortization	(52)	(42)	(78)	(4)	(176)
Assets	9,365	2,247	2,444	3,920	17,976
Cash outflows for additions to property, plant and equipment	124	67	31	2	224

(1)	Inter-segment net sales were $25.

3. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended March 31
	2015	2014
Income tax expense	$140	$144
Actual effective tax rate on ordinary earnings	27%	27%
Actual effective tax rate including discrete items	27%	30%
Discrete tax adjustments that impacted the tax rate	$3	$2

In the first quarter of 2014, a $38 discrete non-tax deductible impairment of an available-for-sale investment was recorded, which increased the actual effective tax rate including discrete items by 2 percentage points.

7	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	March 31, 2015	December 31, 2014
Current income tax assets
Current	Receivables	$79	$145
Non-current	Other assets	75	83
Deferred income tax assets	Other assets	10	10
Total income tax assets		$164	$238
Current income tax liabilities
Current	Payables and accrued charges	$(4)	$(5)
Non-current	Other non-current liabilities and deferred credits	(109)	(109)
Deferred income tax liabilities	Deferred income tax liabilities	(2,226)	(2,201)
Total income tax liabilities		$(2,339)	$(2,315)

4. Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2015	2014
Reconciliation of cash provided by operating activities
Net income	$370	$340
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	172	176
Share-based compensation	15	15
Net undistributed earnings of equity-accounted investees	(35)	(31)
Impairment of available-for-sale investment	–	38
Provision for deferred income tax	25	46
Pension and other post-retirement benefits	5	9
Asset retirement obligations and accrued environmental costs	(13)	8
Other long-term liabilities and miscellaneous	12	1
Subtotal of adjustments	181	262
Changes in non-cash operating working capital
Receivables	56	(158)
Inventories	(62)	20
Prepaid expenses and other current assets	(8)	18
Payables and accrued charges	(16)	57
Subtotal of changes in non-cash operating working capital	(30)	(63)
Cash provided by operating activities	521	539
Supplemental cash flow disclosure
Interest paid	$38	$24
Income taxes paid	$42	$50

5. Inventories

	March 31, 2015	December 31, 2014
Finished products	$320	$267
Intermediate products	93	85
Raw materials	82	78
Materials and supplies	220	216
	$715	$646

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	8

6. Long-Term Debt

On March 26, 2015, the company closed the issuance of $500 of 3.00 percent senior notes due April 1, 2025. The senior notes were issued under a US shelf registration statement.

7. Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance – December 31, 2014	830,242,574	$1,632
Issued under option plans	3,447,010	44
Issued for dividend reinvestment plan	374,686	14
Balance – March 31, 2015	834,064,270	$1,690

Dividends Declared

During the three months ended March 31, 2015, the company declared dividends per share of $0.38 (2014 – $0.35).

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

Financial Instruments Measured at Fair Value	Fair Value Method
Cash and cash equivalents	Approximated carrying value.
Investments in Israel Chemicals Ltd. (“ICL”) and Sinofert Holdings Limited (“Sinofert”) designated as available-for-sale	Based on the closing bid price of the common shares (Level 1) as at the statements of financial position dates.
Foreign currency derivatives not traded in an active market	Determined using quoted forward exchange rates (Level 2) as at the statements of financial position dates.
Natural gas swaps not traded in an active market	Based on a discounted cash flow model. The inputs used in the model included contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Certain of the futures contract prices used as inputs in the model were supported by prices quoted in an active market (Level 2) and others were not based on observable market data (Level 3). For valuations that included both observable and unobservable data, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3.
Natural gas futures	Based on closing prices provided by the exchange (NYMEX) (Level 1) as at the statements of financial position dates.

9	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range as at March 31, 2015 was $3.29 to $4.21 per MMBtu (December 31, 2014 – $3.82 to $4.74 per MMBtu). A 10 percent increase in the unobservable natural gas futures prices that are not counterbalanced by offsetting derivative positions would result in a $9 (December 31, 2014 – $3) decrease in the fair value of the liability. A 10 percent decrease in the unobservable natural gas futures prices that are not counterbalanced by offsetting derivative positions would result in an $8 (December 31, 2014 – $3) increase in the fair value of the liability. Interest rates used to discount estimated cash flows as at March 31, 2015 were between 0.18 percent and 3.09 percent (December 31, 2014 – between 0.17 percent and 3.48 percent) depending on the settlement date.

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Assumed to approximate carrying value due to their short-term nature.
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Assumed to approximate carrying value.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	March 31, 2015		December 31, 2014
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$4,250	$4,742	$3,750	$4,182

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements as at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
March 31, 2015
Derivative instrument assets
Natural gas derivatives	$11	$–	$3	$8
Investments in ICL and Sinofert	1,565	1,565	–	–
Derivative instrument liabilities
Natural gas derivatives	(214)	–	(102)	(112)
Foreign currency derivatives	(1)	–	(1)	–
December 31, 2014
Derivative instrument assets
Natural gas derivatives	$7	$–	$(13)	$20
Investments in ICL and Sinofert	1,527	1,527	–	–
Derivative instrument liabilities
Natural gas derivatives	(193)	(4)	(58)	(131)
Foreign currency derivatives	(2)	–	(2)	–

(1)	During the three months ended March 31, 2015 and twelve months ended December 31, 2014, there were no transfers between Level 1 and Level 2.
(2)	During the three months ended March 31, 2015, there were no transfers into Level 3 and $15 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured in their entirety within 36 months. During the twelve months ended December 31, 2014, there were no transfers into Level 3 and $50 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured in their entirety within 36 months. The company’s policy is to recognize transfers at the end of the reporting period.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	10

The following table presents a reconciliation of the beginning and ending balances of the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
Balance, beginning of period	$(111)	$(141)
Total (losses) gains (realized and unrealized) before income taxes
Included in net income, within cost of goods sold	(6)	(19)
Included in other comprehensive income	(10)	(30)
Purchases	–	–
Sales	–	–
Issues	–	–
Settlements	8	29
Transfers of losses out of Level 3	15	50
Balance, end of period	$(104)	$(111)
Losses for the period included in net income, within cost of goods sold, were:
Change in unrealized losses relating to instruments still held at the reporting date	$–	$(1)
Total losses, realized and unrealized	(6)	(19)

9. Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another.

10. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through March 31, 2015, there were no such operating losses or other liabilities.

Mining Risk

The risk of underground water inflows, as with other underground risks, is currently not insured.

Legal and Other Matters

The company is engaged in ongoing site assessment and/or remediation activities at a number of facilities and sites, and anticipated costs associated with these matters are added to accrued environmental costs in the manner previously described in Note 22 to the company’s 2014 annual consolidated financial statements. This includes matters related to investigation of potential brine migration at certain of the potash sites. The following environmental site assessment and/or remediation matters have uncertainties that may not be fully reflected in the amounts accrued for those matters:

Nitrogen and phosphate

•	The US Environmental Protection Agency (“USEPA”) has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party at the Planters Property or Columbia Nitrogen site in Charleston, South Carolina. PCS Nitrogen is subject to a final judgment by the US District Court for the District of South Carolina allocating 30 percent of the liability for response costs at the site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. In December 2013, the USEPA issued an order to PCS Nitrogen and four other respondents requiring them jointly and severally to conduct certain cleanup work at the site and reimburse the USEPA’s costs for overseeing that work. PCS Nitrogen is currently performing the work required by the USEPA order. The USEPA also has requested reimbursement of $4 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon the final outcome of litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate Company, Inc (“PCS Phosphate”) has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007 and are believed to be

11	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

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

•	In 1996, PCS Nitrogen Fertilizer, L.P. (“PCS Nitrogen Fertilizer”), then known as Arcadian Fertilizer, L.P., entered into a Consent Order (the “Order”) with the Georgia Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s acquisition of real property in Augusta, Georgia. Under the Order, PCS Nitrogen Fertilizer is required to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures, which may be modified by PCS Nitrogen Fertilizer from time to time, but it is unable to estimate with reasonable certainty the total cost of its corrective action obligations under the Order at this time.

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

•	The USEPA has pursued an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, the company, without admitting liability, reached a “global settlement” with the USEPA in September 2014, which covers the sulfuric acid plants at the Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida facilities. The consent decree to implement the settlement became effective on February 26, 2015. The total estimated costs for complying with the consent decree are expected to be at least $51 over a compliance period that extends into 2020.

General

•	The scope or timing of any final, effective requirements to control the company’s greenhouse gas emissions in the US or Canada is uncertain. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government has announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2015. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	12

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

11. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex, a potash export, sales and marketing company owned in equal shares by the three producers in Saskatchewan. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended March 31, 2015 were $355 (2014 – $249). At March 31, 2015, $183 (December 31, 2014 – $216) was owing from Canpotex.

13	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of May 5, 2015. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

A detailed description of our markets and customers can be found on pages 45 and 46 (potash), 55 and 56 (nitrogen) and 63 and 64 (phosphate) in our 2014 Annual Integrated Report (2014 AIR).

How We Create Value

Our Value Model, depicted below and outlined on pages 16 and 17 in our 2014 AIR, informs the goals and strategies we put in place to create value for all stakeholders.

We believe strong financial performance is the cornerstone of PotashCorp’s value creation. It rewards our shareholders while allowing us to fulfill our broader social and environmental responsibilities. Our business strategies, depicted below and described in further detail on pages 18 and 19 in our 2014 AIR, did not change during the first quarter of 2015.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	14

How We Approach Risk

In our 2014 AIR, we provide an overview of our approach to risk (page 21), explain how we use a risk management ranking methodology to assess the key risks specific to our company (page 22) and describe each key risk and our risk management approach (pages 23 to 25). Our business is subject to constant and significant change that can result in changes to our key risks.

No additional key risks were identified or removed during the first quarter of 2015 compared to those outlined in our 2014 AIR. The following table outlines our continuing key risks as of December 31, 2014 and March 31, 2015.

Key Risks	Risk Level Mar 31/15	Risk Level Dec 31/14	Status	Link to Business Strategies[1]	Key Risks	Risk Level Mar 31/15	Risk Level Dec 31/14	Status	Link to Business Strategies[1]
Global potash demand	B	B			Product transportation mishaps	C	C
Competitive potash supply	B	B			Sustaining growth opportunities	C	C
Offshore potash sales and distribution	B	B			Transportation and distribution infrastructure	C	C
Potash operating capability	C	C			Trinidad natural gas supply	C	C
Safety, health, environmental and security	C	C			Cyber security	C	C
International operations	C	C	[2]
No change to risk Increased risk Decreased risk					Risk has materialized in part in the current or previous periods

[1]

Darker sections of the triangle indicate the specific strategy (described in the triangle on page 14 of this 10-Q) impacted by the described risk in the table above. Faded sections of the triangle mean the specific strategy is not significantly impacted by the described risk.

[2]

While the relative residual ranking of this risk has not changed since year end, we believe the risk level is trending higher due to external factors affecting the business and operating environment in the foreign jurisdictions in which we have equity investments. This risk is further described on page 20 of our 2014 Form 10-K.

15	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Key Performance Drivers – Performance Compared to Targets

Through our integrated value model, we set, evaluate and refine our goals and priorities to drive improvements that benefit all those impacted by our business. We demonstrate our accountability by tracking and reporting our progress against targets related to each goal. Our long-term goals and 2015 targets are set out on pages 36 to 41 of our 2014 AIR. A summary of our progress against selected goals and representative annual targets is set out below.

Goal	Representative 2015 Annual Target	Performance to March 31, 2015
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was -8 percent in the first three months of 2015 compared to our sector’s weighted average return (based on market capitalization) of 4 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of -2 percent.
Attract, retain, develop and engage employees to achieve our long-term goals.	Fill 75 percent of senior staff openings with qualified internal candidates.	The percentage of senior staff positions filled internally in the first three months of 2015 was 74 percent.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites.	Sadly, a workplace accident resulted in the loss of an employee at our White Springs phosphate operation during the first quarter of 2015.
	Reduce total site recordable injury rate to 0.95 (or lower) and total lost-time injury rate to 0.10 (or lower).	During the first three months of 2015, total site recordable injury rate was 0.92 and total lost-time injury rate was 0.12.
Achieve no damage to the environment.	By 2018, reduce total reportable incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total reportable incidents were down 17 percent during the first three months of 2015 compared to 2014 annual levels. Compared to the first three months of 2014, total reportable incidents were unchanged.

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, this Form 10-Q should be read carefully, together with our 2014 AIR.

Earnings Guidance – First Quarter 2015

	Company Guidance	Actual Results
Earnings per share	$0.45 – $0.55	$0.44

Overview of Actual Results

	Three Months Ended March 31
Dollars (millions), except per-share amounts	2015	2014	Change	% Change
Sales	$1,665	$1,680	$(15)	(1)
Gross margin	667	565	102	18
Operating income	559	531	28	5
Net income	370	340	30	9
Net income per share – diluted	0.44	0.40	0.04	10
Other comprehensive income	23	57	(34)	(60)

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	16

Earnings in the first quarter of 2015 were higher than the first quarter of 2014 mainly due to higher gross margin in potash and phosphate, partially offset by lower gross margin in nitrogen. Earnings were also negatively impacted by increased provincial mining and other taxes coupled with no dividend income from our investment in Israel Chemicals Ltd. (ICL) in 2015 (a special dividend was received in 2014) partially offset by no investment-related impairments in 2015.

Following a period of especially robust potash markets, demand and pricing in spot markets eased slightly during the first quarter of 2015. While currency headwinds, weaker demand in Brazil and later settlements of annual Chinese contracts caused some caution among buyers, strong consumption needs kept demand at historically elevated levels. Potash exports from North American producers increased in the quarter as rail constraints that limited deliveries in last year’s first quarter largely abated. In the North American market, a slow start to the spring planting season and record offshore imports resulted in weaker domestic producer sales compared to last year’s first quarter.

In nitrogen, market fundamentals weakened during the quarter on reduced agricultural demand and increased supply, including record Chinese urea exports. Prices for most nitrogen products moved lower during the quarter, although supply challenges in key exporting regions kept ammonia prices in North America elevated relative to the same period last year.

In phosphate, the first quarter of 2015 saw supportive market fundamentals – especially for liquid fertilizers – on strong demand and North American supply outages. Prices for all phosphate products increased compared to the same period last year, although the solid fertilizer market weakened as the quarter progressed.

Other comprehensive income for the first quarter of 2015 mainly resulted from an increase in the fair value of our investment in Sinofert Holdings Limited (Sinofert), partially offset by a decrease in the fair value of our investment in ICL and net fair value losses on natural gas hedging derivatives. Other comprehensive income for the first quarter of 2014 mainly consisted of an increase in the fair value of our investment in ICL.

Operating Segment Review

We report our results (including gross margin) in three business segments: potash, nitrogen and phosphate as described in Note 2 to the financial statements in this Form 10-Q. Our reporting structure reflects how we manage our business and how we classify our operations for planning and measuring performance. We include net sales in segment disclosures in the financial statements in this Form 10-Q pursuant to IFRS, which require segmentation based upon our internal organization and reporting of revenue and profit measures. As a component of gross margin, net sales (and the related per-tonne amounts) are the primary revenue measures we use and review in making decisions about operating matters on a business segment basis. These decisions include assessments about potash, nitrogen and phosphate performance and the resources to be allocated to these segments. We also use net sales (and the related per-tonne amounts) for business planning and monthly forecasting. Net sales are calculated as sales revenues less freight, transportation and distribution expenses. Realized prices refer to net sales prices.

Our discussion of segment operating performance is set out below and includes nutrient product and/or market performance results, where applicable, to give further insight into these results.

17	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Potash Performance

Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product
Net sales
North America	$279	$291	(4)	800	988	(19)	$349	$295	18
Offshore	388	287	35	1,549	1,323	17	$250	$217	15
	667	578	15	2,349	2,311	2	$284	$250	14
Cost of goods sold	(237)	(274)	(14)				$(101)	$(119)	(15)
Gross margin	430	304	41				$183	$131	40
Other miscellaneous and purchased product gross margin (2)	(2)	(4)	(50)
Gross Margin	$428	$300	43				$182	$130	40

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $7 million (2014 — $7 million) less cost of goods sold of $9 million (2014 — $11 million).

Potash gross margin variance was attributable to:

	Three Months Ended March 31 2015 vs. 2014
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(41)	$44	$12	$15
Offshore	30	51	30	111
Change in market mix	18	(16)	(2)	–
Total manufactured product	$7	$79	$40	126
Other miscellaneous and purchased product				2
Total				$128

Sales to major offshore markets were as follows:

	Three Months Ended March 31
	By Canpotex (1)			From New Brunswick
	Percentage of Annual Sales Volumes			Percentage of Annual Sales Volumes
	2015	2014	% Change	2015	2014	% Change
Other Asian countries (2)	47	47	–	–	–	–
Latin America	21	27	(22)	100	100	–
China	12	16	(25)	–	–	–
India	11	3	267	–	–	–
Oceania, Europe and Other	9	7	29	–	–	–
	100	100		100	100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian countries except China and India.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	18

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
h Realized prices reflected the strong recovery throughout 2014 driven by record consumption.

i   North American sales volumes declined due to a slow start to the spring planting season and record offshore imports.

h  Shipments to offshore markets rose as improved rail logistics enhanced the ability of Canpotex to meet customer demands.

h The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

Non-Financial Performance

		Three Months Ended March 31
		2015	2014	% Change
Production	KCl tonnes produced (thousands)	2,612	2,395	9
Safety	Life-altering injuries	–	1	(100)
	Total site recordable injury rate	1.41	1.34	5
	Total lost-time injury rate	0.20	0.22	(9)
Employee	Percentage of senior staff positions filled internally	100%	100%	–
Environmental	Environmental incidents	1	4	(75)
	Waste (million tonnes)	5.3	4.5	18

The most significant contributors to the change in non-financial results quarter over quarter were as follows:

Environmental

In the first quarter of 2015, we had one environmental incident related to a minor propane gas release. Environmental incidents for the first quarter of 2014 included brine and slurry pipeline failures resulting in brine spills.

Waste, as defined in our 2014 AIR, increased quarter over quarter due to increased mining activity and brine injection.

19	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Nitrogen Performance

Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product (2)
Net sales
Ammonia	$228	$246	(7)	489	583	(16)	$466	$422	10
Urea	97	150	(35)	252	348	(28)	$386	$433	(11)
Solutions, nitric acid, ammonium nitrate	134	164	(18)	568	698	(19)	$235	$234	–
	459	560	(18)	1,309	1,629	(20)	$351	$344	2
Cost of goods sold	(282)	(324)	(13)				$(215)	$(199)	8
Gross margin	177	236	(25)				$136	$145	(6)
Other miscellaneous and purchased product gross margin (3)	4	3	33
Gross Margin	$181	$239	(24)				$138	$147	(6)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $18 million, cost of goods sold $6 million and 33,000 sales tonnes (2014 — net sales $25 million, cost of goods sold $12 million and 48,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $18 million less cost of goods sold $14 million (2014 — net sales $15 million less cost of goods sold $11 million) and inter-segment net sales $NIL less cost of goods sold $NIL (2014 — net sales $NIL less cost of goods sold $1 million). Inter-segment profits are eliminated on consolidation.

Nitrogen gross margin variance was attributable to:

	Three Months Ended March 31 2015 vs. 2014
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$(19)	$22	$(7)	$(4)
Urea	(20)	(12)	–	(32)
Solutions, nitric acid, ammonium nitrate	(19)	1	4	(14)
Hedge	–	–	(9)	(9)
Change in product mix	2	(2)	–	–
Total manufactured product	$(56)	$9	$(12)	(59)
Other miscellaneous and purchased product				1
Total				$(58)

	Three Months Ended March 31
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2015	2014	2015	2014
Fertilizer	388	577	$342	$370
Industrial and Feed	921	1,052	$354	$330
	1,309	1,629	$351	$344

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	20

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin, while the • symbol signifies a neutral impact):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
h Supply challenges in key exporting regions kept ammonia prices in North America elevated, offsetting lower prices for most other nitrogen products.

i    Sales volumes were affected by issues related to product availability caused by mechanical challenges at our Lima facility and curtailments in Trinidad related to natural gas supply.

i    A delayed start to the spring planting season in North America led to weaker fertilizer demand, which constrained sales, especially for urea and nitrogen solutions.

i Costs were higher due to an increase in losses on natural gas hedging derivatives. • Lower natural gas costs in the US were offset by a rise in Trinidad natural gas costs.

Non-Financial Performance

		Three Months Ended March 31
		2015	2014	% Change
Production	N tonnes produced (thousands)	792	833	(5)
Safety	Total site recordable injury rate	0.14	0.49	(71)
	Total lost-time injury rate	–	0.16	(100)
Employee	Percentage of senior staff positions filled internally	–	100%	(100)
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.1	2.2	(5)
	Environmental incidents	2	1	100

The most significant contributors to the change in non-financial results quarter over quarter were as follows:

Safety

There was one recordable injury and no lost-time injuries in the first three months of 2015 compared to three recordable injures and one lost-time injury in the same period in 2014. Combined with more hours worked in 2015, the total site recordable injury rate and total lost-time injury rate declined.

	Employee	In the first quarter of 2015, the one available senior staff position was not filled internally while both of the two available senior staff positions were filled internally in the same period in 2014.

21	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Phosphate Performance

Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product
Net sales
Fertilizer	$194	$210	(8)	371	502	(26)	$524	$417	26
Feed and Industrial	179	165	8	280	272	3	$640	$608	5
	373	375	(1)	651	774	(16)	$574	$484	19
Cost of goods sold	(317)	(351)	(10)				$(487)	$(453)	8
Gross margin	56	24	133				$87	$31	181
Other miscellaneous and purchased product gross margin (2)	2	2	–
Gross Margin	$58	$26	123				$89	$34	162

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $31 million (2014 — $4 million) less cost of goods sold of $29 million (2014 — $2 million).

Phosphate gross margin variance was attributable to:

	Three Months Ended March 31 2015 vs. 2014
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(13)	$40	$5	$32
Feed and Industrial	2	11	(13)	–
Change in product mix	(7)	6	1	–
Total manufactured product	$(18)	$57	$(7)	32
Other miscellaneous and purchased product				–
Total				$32

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices		Sales Volumes		Cost of Goods Sold
h	Our first-quarter average realized price was above the same period in 2014 as a result of improved market fundamentals and a greater proportion of sales volumes coming from higher-netback feed, industrial and liquid fertilizer products.	i	While we experienced production constraints in the first quarter of 2015 and 2014, this year’s first-quarter also reflected the closure of Suwannee River capacity and a greater proportion of our phosphoric acid being directed to products with higher phosphate content.	h	Depreciation was lower due to accelerated depreciation in the first-quarter of 2014 related to fertilizer resulting from operational changes announced in late 2013.
				i	Sulfur costs were up 26 percent, increasing our cost of goods sold.
				i	Rock costs were higher as a result of certain mining conditions at White Springs.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	22

Non-Financial Performance

		Three Months Ended March 31
		2015	2014	% Change
Production	P2O5 tonnes produced (thousands)	366	369	(1)
	P2O5 operating rate percentage	62%	62%	–
Safety	Life-altering injuries	1	–	n/m
	Total site recordable injury rate	1.15	1.42	(19)
	Total lost-time injury rate	0.14	0.16	(13)
Employee	Percentage of senior staff positions filled internally	–	100%	(100)
Environmental	Environmental incidents	2	–	n/m
	Water usage (m3 per tonne of product)	27	30	(10)

n/m = not meaningful

The most significant contributors to the change in non-financial results quarter over quarter were as follows:

Safety

Sadly, a workplace accident resulted in the loss of an employee at our White Springs phosphate operation during the first quarter of 2015. The total site recordable injury rate and total lost-time injury rate decreased from 2014 due to more hours being worked as the number of recordable injuries and lost-time injures was unchanged.

	Employee	In the first quarter of 2015, the one available senior staff position was not filled internally while all of the six available positions were filled internally in the same period in 2014.

23	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Other Expenses and Income

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2015	2014	Change	% Change
Selling and administrative expenses	$(60)	$(68)	$8	(12)
Provincial mining and other taxes	(95)	(54)	(41)	76
Share of earnings of equity-accounted investees	36	33	3	9
Dividend income	–	69	(69)	(100)
Impairment of available-for-sale investment	–	(38)	38	(100)
Other income	11	24	(13)	(54)
Finance costs	(49)	(47)	(2)	4
Income taxes	(140)	(144)	4	(3)

The most significant contributors to the change in other expenses and income quarter over quarter were as follows:

Provincial Mining and Other Taxes	Provincial mining and other taxes were higher in the first quarter of 2015 than in the same period in 2014. This was due to higher potash production tax resulting from a weaker Canadian dollar and stronger potash prices, which increased revenues. In addition, deductible costs decreased due to the recently announced changes to potash taxation in the Province of Saskatchewan which deferred the timing of the annual allowable deduction for capital expenditures.
Dividend Income	Dividend income was down due to the company receiving a special dividend of $69 million from ICL in the first quarter of 2014. No special dividends were received in the first quarter of 2015.
Available-for-Sale Investment	A non-tax deductible impairment loss of $38 million was recorded in net income on our investment in Sinofert during the first quarter of 2014. No such losses were recognized in 2015.
Finance Costs
Income Taxes	The decrease in the actual effective tax rate including discrete items is described in Note 3 to the financial statements in this Form 10-Q. For the first three months of 2015, 67 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2014 – 68 percent) and 33 percent related to deferred income taxes (2014 – 32 percent).
	Effective Tax Rates and Discrete Items Dollars (millions), except percentage amounts
		Three Months Ended March 31
		2015	2014
	Actual effective tax rate on ordinary earnings	27%	27%
	Actual effective tax rate including discrete items	27%	30%
	Discrete tax adjustments that impacted the rate	$(3)	$(2)

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	24

Other Non-Financial Information

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2015	2014	Change	% Change
Taxes and royalties expense (1)	242	170	72	42

(1)

Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

The most significant contributors to the change in other non-financial information quarter over quarter were as follows:

Taxes and Royalties	Taxes and royalties increased in the first quarter of 2015 compared to the same period in 2014 due to the increases in provincial mining and other taxes (described above) and current income taxes. The increase in current income taxes was primarily due to higher current income taxes in Canada as a result of increased potash earnings in 2015 compared to the same period in 2014.

Financial Condition Review

Statement of Financial Position Analysis

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities

i Receivables decreased mainly due to lower trade accounts receivable and lower income taxes receivable (due to income taxes accrued during the quarter being applied against income tax receivables at December 31, 2014).

h  Inventories increased mainly as a result of increased potash and nitrogen inventory volumes.

i Short-term debt and current portion of long-term debt declined due to a decrease in our outstanding commercial paper.

h Long-term debt was higher as a result of the issuance of $500 million in senior notes in the first quarter of 2015.

i  Payables and accrued charges were lower mainly due to lower trade payables and employee bonuses accrued at year-end being paid out during the quarter.

Equity
i Equity was mainly impacted by net income (discussed in more detail above) and dividends declared.

As at March 31, 2015, $122 million (December 31, 2014 – $127 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at March 31, 2015 in a taxable manner.

25	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on page 76 of our 2014 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. The issuance of $500 million of 3.00 percent senior notes due April 1, 2025 during the first quarter of 2015 increased our long-term debt obligations ($500 million) and total estimated interest payments on long-term debt obligations ($150 million) in the contractual obligations and other commitments table referenced above.

Capital Expenditures

Page 51 of our 2014 AIR outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. The most significant of these potash projects(1) on which funds are expected to be spent in 2015, excluding capitalized interest, are outlined in the table below:

CDN Dollars (billions)	2015 Forecast	Total Forecast (2)	Started	Construction Completion (3) (Description)	Forecasted Remaining Spending (after 2015) (2)
New Brunswick (4)	$0.1	$2.2	2007	2014 (mine shaft and mill completed)	$0.2
Rocanville, Saskatchewan	$0.2	$2.9	2008	2015 (mine shaft and mill)	$–

(1)	The expansion at each of these projects is discussed in the technical report for such project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.
(2)	Amounts are based on the most recent forecasts approved by the Board of Directors, and are subject to change based on project timelines and costs.
(3)	Construction completion does not include ramp-up time.
(4)	Remaining expenditures at New Brunswick relate to port and other site infrastructure required for ramp-up.

In 2013, we began a brownfield expansion at our Lima facility which is expected to add approximately 100,000 tonnes of ammonia capacity and approximately 73,000 tonnes of urea capacity by the fourth quarter of 2015 at an estimated cost of approximately $210 million. We expect to spend approximately $70 million in 2015 related to this expansion.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	26

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2015	2014	Change	% Change
Cash provided by operating activities	$521	$539	$(18)	(3)
Cash used in investing activities	(233)	(226)	(7)	3
Cash used in financing activities	(286)	(408)	122	(30)
Increase (decrease) in cash and cash equivalents	$2	$(95)	$97	n/m

n/m	= not meaningful

The most significant contributors to the changes in cash flows quarter over quarter were as follows:

Cash Provided by Operating Activities

Cash provided by operating activities was impacted by:

•    Higher net income in 2015;

•    Cash inflows from receivables in the first quarter of 2015 compared to cash outflows in the first quarter of 2014; and

•    Cash outflows from inventories and payables and accrued charges in the first quarter of 2015 compared to cash inflows in the first quarter of 2014.

Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment in both periods.
Cash Used in Financing Activities	Cash used in financing activities decreased due to share repurchases in the first quarter of 2014 not recurring in 2015 partially offset by proceeds from senior notes being lower in 2015 compared to 2014.

27	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

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

Capital Structure and Management

Principal Debt Instruments

(1)

The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $2,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facility. Included in the amount outstanding and committed is $NIL of commercial paper.

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility borrowings, and fixed rates on our senior notes.

During the first quarter of 2015, there were no significant changes to the nature of our outstanding commercial paper, including interest rates, syndicated credit facility, short-term line of credit and uncommitted letter of credit facility described on Page 79 in our 2014 AIR.

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, referenced on page 79 of our 2014 AIR, with which we must comply at each quarter-end. We were in compliance with all covenants as at March 31, 2015 and at this time anticipate being in compliance with such covenants through 2015.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at March 31
Dollars (millions), except ratio amounts	Limit		2015
Debt-to-capital ratio (1)	≤	0.6	0.3
Long-term debt-to-EBITDA ratio (2)	≤	3.5	1.1
Debt of subsidiaries	<$	1,000	$6

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as substitutes for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)

Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 17 to the 2014 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 2.4.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We currently maintain investment-grade credit ratings for our long-term debt. A downgrade of the credit rating of our long-term debt would increase the interest rates applicable to borrowings under our credit facility and our line of credit.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	28

Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and US commercial paper markets primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Moody’s	A3 (stable)	A3 (stable)	P-2	P-2
Standard & Poor’s	A- (stable)	A- (stable)	A-2 (1)	A-2 (1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $4,250 million of outstanding senior notes were issued under US shelf registration statements.

For the first three months of 2015, our weighted average cost of capital was 6.6 percent (2014 – 9.5 percent), of which 87 percent represented the cost of equity (2014 – 88 percent).

Outstanding Share Data

	March 31, 2015	December 31, 2014
Common shares issued and outstanding	834,064,270	830,242,574
Options to purchase common shares outstanding	17,384,975	20,909,835
Number of stock option plans	10	10

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are described on page 80 of our 2014 AIR. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 10 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 80 of our 2014 AIR for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2014 AIR for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Sales	$1,665	$1,902	$1,641	$1,892	$1,680	$1,541	$1,520	$2,144
Gross margin	667	746	589	747	565	460	484	979
Net income	370	407	317	472	340	230	356	643
Net income per share – basic (1)	0.45	0.49	0.38	0.56	0.40	0.27	0.41	0.74
Net income per share – diluted (1)	0.44	0.49	0.38	0.56	0.40	0.26	0.41	0.73

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

Other Financial Information

Related Party Transactions

Refer to Note 11 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first three months of 2015.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the

Board of Directors, and the committee reviewed the disclosures described in this Form 10-Q.

Recent Accounting Changes

Refer to Note 1 to the financial statements in this Form 10-Q for information on issued accounting pronouncements that will be effective in future periods. There were no accounting changes effective in 2015.

29	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Outlook

Market Outlook

We continue to see encouraging signs in potash. With positive consumption trends, buyers in all key markets remain engaged and opportunities are emerging for reliable suppliers who can quickly respond to customers’ needs.

With China’s annual potash contracts now in place and planting underway in the Northern Hemisphere, we expect global shipments to accelerate and market fundamentals to improve in the second quarter. Although volatile currency markets and risks to crop economics have the potential to disrupt demand expectations, we believe underlying consumption needs will support 2015 global potash shipments at the upper end of our previous guidance range of 58-60 million tonnes.

In North America, the need to replenish soil nutrients from last year’s record crop is expected to support strong potash demand at the farm level. Increased offshore imports are likely to keep domestic producer shipments – including those for PotashCorp – below robust 2014 levels through the balance of the year. Based on these factors – along with a potential decline in planted acres – we have lowered our 2015 shipment estimate for North America to 9.3-9.8 million tonnes.

In Latin America, a drawdown of distributor inventories through the first quarter is expected to support higher potash import requirements as the year progresses. We continue to see significant agronomic needs supporting total shipments to this market of 10.8-11.3 million tonnes, slightly below 2014’s record level.

In China, we expect encouraging consumption trends to continue, especially for bulk blends and compound fertilizers with higher potassium content. Recently signed potash contracts with most major suppliers – including Canpotex contracts with minimum shipment requirements above those of 2014 – are expected to support robust shipments through the balance of the year. As a result of higher-than-anticipated contracted tonnes we have raised our estimate for total Chinese demand to 14.0-14.5 million tonnes.

In India, we expect positive consumption trends for direct application and compound fertilizers to help bolster demand growth. While contract negotiations between Canpotex and its customers in India are ongoing, we believe the need for improved fertility will provide the necessary incentive to ensure potash settlements are completed in a timely manner. For 2015, we have increased the upper end of our estimate range for total shipments, which are now forecast at 4.5-5.0 million tonnes.

In Other Asian countries (outside of China and India), agronomic need is expected to support strong consumption through the balance of 2015. Higher distributor inventories to begin the year are likely to keep total potash import requirements below last year’s record level, with those for 2015 forecast in the range of 8.4-8.8 million tonnes.

Financial Outlook

We have maintained our annual estimate for potash gross margin of $1.5-$1.8 billion and sales volumes of 9.2-9.7 million tonnes. While global demand could push our sales volumes to the upper end of our guidance range, weaker pricing and a higher proportion of offshore sales tonnes are likely to result in lower average realizations compared to previous expectations. High operating rates, along with lower costs and a weaker Canadian dollar are expected to result in lower per-tonne operating costs relative to 2014. As a result of recent changes to potash taxes in Saskatchewan, we now forecast provincial mining and other taxes for 2015 to total 20-22 percent of potash gross margin.

In nitrogen, lower global energy costs and increased supply are anticipated to keep markets subdued relative to 2014. Our production run rate is expected to improve from first-quarter levels, but challenges experienced early in the year are likely to result in annual sales volumes slightly below 2014’s total.

In phosphate, we expect market conditions to support a stronger pricing environment relative to 2014. Although we anticipate improved production levels will reduce our per-tonne cost of goods sold through the balance of the year, first-quarter production challenges, the closure of our Suwannee River facility and a greater proportion of our sales volume being directed to higher phosphate content products are expected to keep sales volumes below 2014 levels and our initial expectations for 2015.

Given these considerations, we now forecast our combined nitrogen and phosphate gross margin will be in the range of $1.0-$1.2 billion in 2015.

We have lowered our estimate of income from offshore equity investments to a range of $180-$200 million due to a slightly more subdued potash price environment and reduced dividend expectations from ICL related to ongoing labor issues. Selling and administrative expenses are now forecast between $230 million and $245 million.

We have lowered our full-year 2015 earnings guidance to $1.75-$2.05 per share. For the second quarter, we forecast a range of $0.45-$0.55 per share.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	30

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; costs and availability of transportation and distribution of our raw materials and products, including railcars and ocean freight; risks and uncertainties related to operating and workforce changes made in response to our industry and the markets we serve; risks and uncertainties related to our international operations and assets; failure to prevent or respond to a major safety incident; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations within major markets; economic and political uncertainty around the world; risks associated with natural gas and other hedging activities; changes in capital markets; unexpected or adverse weather conditions; catastrophic events or malicious acts, including terrorism; changes in currency and exchange rates; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; our prospects to reinvest capital in strategic opportunities and acquisitions; our ownership of noncontrolling equity interests in other companies; the impact of further technological innovation; increases in the price or reduced availability of the raw materials that we use; security risks related to our information technology systems; strikes or other forms of work stoppage or slowdowns; timing and impact of capital expenditures; rates of return on, and the risks associated with, our investments and capital expenditures; changes in, and the effects of, government policies and regulations; certain complications that may arise in our mining process, including water inflows; our ability to attract, retain, develop and engage skilled employees; risks related to reputational loss; and earnings and the decisions of taxing authorities, which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2014 under the captions “Forward-Looking Statements” and “Item 1A – Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

31	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2014 AIR, pages 21 to 25.

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 19 and 25 to the 2014 audited annual consolidated financial statements and there were no significant changes as at March 31, 2015.

Price Risk

There were no substantial changes to the price sensitivities related to our available-for-sale investments and natural gas derivatives reported in Note 25 to the 2014 audited annual consolidated financial statements.

As at March 31, 2015, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 110 million MMBtu (December 31, 2014 – swaps and futures a notional amount of 101 million MMBtu) with maturities in 2015 through 2022.

Foreign Exchange Risk

As at March 31, 2015, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $140 million (December 31, 2014 – $140 million) at an average exchange rate of 1.2563 (December 31, 2014 – 1.1403) per US dollar with maturities in 2015. There were no substantial changes to the foreign exchange sensitivities reported in Note 25 to the 2014 audited annual consolidated financial statements.

Interest Rate Risk

As at March 31, 2015, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of March 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	32

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

Item 6. Exhibits

(a) Exhibits

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended, effective April 27, 2015.	8-K	4/27/2015	3	(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4	(a)
4(g)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4	(a)
4(h)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(i)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4	(a)
4(j)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4	(a)

33	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)
4(m)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4	(a)
4(n)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	07/29/2014	4	(m)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	34

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

35	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(nn)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen E. Tilk.	10-Q	9/30/2014
10(oo)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014
10(pp)	CEO Multi-year Incentive Plan.	10-K	12/31/2014
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q	36

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

May 5, 2015	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

May 5, 2015	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

37	PotashCorp 2015 First Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended, effective April 27, 2015.	8-K	4/27/2015	3	(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4	(a)
4(g)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4	(a)
4(h)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(i)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4	(a)
4(j)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4	(a)

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)
4(m)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4	(a)
4(n)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	07/29/2014	4	(m)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(mm)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(nn)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen E. Tilk.	10-Q	9/30/2014
10(oo)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014
10(pp)	CEO Multi-year Incentive Plan.	10-K	12/31/2014
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.