Form 10-Q
period 2015-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2015-08-05
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

  Yes  ☐    No  ☑

As at June 30, 2015, Potash Corporation of Saskatchewan Inc. had 834,648,800 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Sales (Note 2)	$1,731	$1,892	$3,396	$3,572
Freight, transportation and distribution	(124)	(158)	(252)	(324)
Cost of goods sold	(896)	(987)	(1,766)	(1,936)
Gross Margin	711	747	1,378	1,312

Selling and administrative expenses	(60)	(55)	(120)	(123)
Provincial mining and other taxes	(90)	(69)	(185)	(123)
Share of earnings of equity-accounted investees	35	32	71	65
Dividend income	31	24	31	93
Impairment of available-for-sale investment	–	–	–	(38)
Other (expenses) income	(8)	7	3	31
Operating Income	619	686	1,178	1,217

Finance costs	(50)	(48)	(99)	(95)
Income Before Income Taxes	569	638	1,079	1,122

Income taxes (Note 3)	(152)	(166)	(292)	(310)
Net Income	$417	$472	$787	$812
Net Income per Share
Basic	$0.50	$0.56	$0.94	$0.96
Diluted	$0.50	$0.56	$0.94	$0.95
Weighted Average Shares Outstanding
Basic	834,441,000	840,342,000	832,924,000	846,596,000
Diluted	837,746,000	847,014,000	837,399,000	853,320,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive Income

Unaudited	In millions of US dollars

	Three Months Ended June 30		Six Months Ended June 30
(Net of related income taxes)	2015	2014	2015	2014
Net Income	$417	$472	$787	$812
Other comprehensive income (loss)
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (1)
Net fair value gain (loss) during the period	21	(15)	59	35
Cash flow hedges
Net fair value gain (loss) during the period (2)	1	–	(21)	(1)
Reclassification to income of net loss (3)	15	7	26	13
Other	–	2	(4)	4
Other Comprehensive Income (Loss)	37	(6)	60	51
Comprehensive Income	$454	$466	$847	$863

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. and Sinofert Holdings Limited.
(2)	Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $NIL (2014 – $NIL) for the three months ended June 30, 2015 and $12 (2014 – $1) for the six months ended June 30, 2015.
(3)	Net of income taxes of $(8) (2014 – $(4)) for the three months ended June 30, 2015 and $(14) (2014 – $(8)) for the six months ended June 30, 2015.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited	In millions of US dollars

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating Activities
Net income	$417	$472	$787	$812
Adjustments to reconcile net income to cash provided by operating activities (Note 4)	248	293	429	555
Changes in non-cash operating working capital (Note 4)	171	23	141	(40)
Cash provided by operating activities	836	788	1,357	1,327
Investing Activities
Additions to property, plant and equipment	(294)	(199)	(522)	(423)
Other assets and intangible assets	(10)	(8)	(15)	(10)
Cash used in investing activities	(304)	(207)	(537)	(433)
Financing Activities
Proceeds from long-term debt obligations	–	–	494	737
Repayment of long-term debt obligations	–	(500)	–	(500)
Proceeds from (repayment of) short-term debt obligations	–	429	(536)	(41)
Dividends	(312)	(283)	(586)	(576)
Repurchase of common shares	–	(669)	–	(1,065)
Issuance of common shares	12	16	42	30
Cash used in financing activities	(300)	(1,007)	(586)	(1,415)
Increase (Decrease) in Cash and Cash Equivalents	232	(426)	234	(521)
Cash and Cash Equivalents, Beginning of Period	217	533	215	628
Cash and Cash Equivalents, End of Period	$449	$107	$449	$107
Cash and cash equivalents comprised of:
Cash	$62	$88	$62	$88
Short-term investments	387	19	387	19
	$449	$107	$449	$107

(See	Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars

			Accumulated Other Comprehensive Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net loss on derivatives designated as cash flow hedges	Other	Total Accumulated Other Comprehensive Income	Retained Earnings	Total Equity (1)
Balance – December 31, 2014	$1,632	$234	$623	$(119)	$(1)	$503	$6,423	$8,792
Net income	–	–	–	–	–	–	787	787
Other comprehensive income (loss)	–	–	59	5	(4)	60	–	60
Dividends declared	–	–	–	–	–	–	(635)	(635)
Effect of share-based compensation including issuance of common shares	56	1	–	–	–	–	–	57
Shares issued for dividend reinvestment plan	24	–	–	–	–	–	–	24
Balance – June 30, 2015	$1,712	$235	$682	$(114)	$(5)	$563	$6,575	$9,085
Balance – December 31, 2013	$1,600	$219	$780	$(105)	$(2)	$673	$7,136	$9,628
Net income	–	–	–	–	–	–	812	812
Other comprehensive income	–	–	35	12	4	51	–	51
Shares repurchased	(53)	(2)	–	–	–	–	(976)	(1,031)
Dividends declared	–	–	–	–	–	–	(587)	(587)
Effect of share-based compensation including issuance of common shares	40	13	–	–	–	–	–	53
Shares issued for dividend reinvestment plan	21	–	–	–	–	–	–	21
Balance – June 30, 2014	$1,608	$230	$815	$(93)	$2	$724	$6,385	$8,947

(1)	All equity transactions were attributable to common shareholders.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$449	$215
Receivables	805	1,029
Inventories (Note 5)	709	646
Prepaid expenses and other current assets	50	48
	2,013	1,938
Non-current assets
Property, plant and equipment	12,801	12,674
Investments in equity-accounted investees	1,224	1,211
Available-for-sale investments	1,586	1,527
Other assets	286	232
Intangible assets	143	142
Total Assets	$18,053	$17,724
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$495	$1,032
Payables and accrued charges	1,100	1,086
Current portion of derivative instrument liabilities	75	80
	1,670	2,198
Non-current liabilities
Long-term debt (Note 6)	3,710	3,213
Derivative instrument liabilities	114	115
Deferred income tax liabilities	2,284	2,201
Pension and other post-retirement benefit liabilities	518	503
Asset retirement obligations and accrued environmental costs	557	589
Other non-current liabilities and deferred credits	115	113
Total Liabilities	8,968	8,932
Shareholders’ Equity
Share capital (Note 7)	1,712	1,632
Contributed surplus	235	234
Accumulated other comprehensive income	563	503
Retained earnings	6,575	6,423
Total Shareholders’ Equity	9,085	8,792
Total Liabilities and Shareholders’ Equity	$18,053	$17,724

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015

Unaudited	In millions of US dollars except as otherwise noted

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on August 5, 2015.

Standards, Amendments and Interpretations not yet Effective and not Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at June 30, 2015. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Impact	Effective Date (1)
Amendments to IAS 1, Presentation of Financial Statements	Issued to improve the effectiveness of presentation and disclosure in financial reports, with the objective of reducing immaterial note disclosures.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2016, applied prospectively.
Amendments to IAS 16, Property, Plant and Equipment and IAS 38, Intangible Assets	Issued to clarify acceptable methods of depreciation and amortization.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
Amendments to IFRS 11, Joint Arrangements	Issued to provide additional guidance on accounting for the acquisition of an interest in a joint operation.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2016, applied prospectively.
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	The IASB has voted to confirm a one-year deferral of the effective date to January 1, 2018, applied retrospectively with certain limitations.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.

(1)	Effective date for annual periods beginning on or after the stated date.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	6

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

	Three Months Ended June 30, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$748	$559	$424	$–	$1,731
Freight, transportation and distribution – third party	(59)	(27)	(38)	–	(124)
Net sales – third party	689	532	386	–
Cost of goods sold – third party	(272)	(323)	(301)	–	(896)
Margin (cost) on inter-segment sales (1)	–	13	(13)	–	–
Gross margin	417	222	72	–	711
Depreciation and amortization	(60)	(47)	(61)	(5)	(173)
Assets	9,621	2,478	2,353	3,601	18,053
Cash outflows for additions to property, plant and equipment	103	123	54	14	294
(1) Inter-segment net sales were $19.
	Three Months Ended June 30, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$747	$656	$489	$–	$1,892
Freight, transportation and distribution – third party	(79)	(28)	(51)	–	(158)
Net sales – third party	668	628	438	–
Cost of goods sold – third party	(273)	(342)	(372)	–	(987)
Margin (cost) on inter-segment sales (1)	–	18	(18)	–	–
Gross margin	395	304	48	–	747
Depreciation and amortization	(65)	(44)	(90)	17	(182)
Assets	9,365	2,258	2,385	3,483	17,491
Cash outflows for additions to property, plant and equipment	103	48	45	3	199
(1) Inter-segment net sales were $33.
	Six Months Ended June 30, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$1,486	$1,041	$869	$–	$3,396
Freight, transportation and distribution – third party	(123)	(50)	(79)	–	(252)
Net sales – third party	1,363	991	790	–
Cost of goods sold – third party	(518)	(613)	(635)	–	(1,766)
Margin (cost) on inter-segment sales (1)	–	25	(25)	–	–
Gross margin	845	403	130	–	1,378
Depreciation and amortization	(118)	(93)	(125)	(9)	(345)
Assets	9,621	2,478	2,353	3,601	18,053
Cash outflows for additions to property, plant and equipment	214	183	90	35	522
(1) Inter-segment net sales were $37.

7	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

	Six Months Ended June 30, 2014
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$1,418	$1,237	$917	$–	$3,572
Freight, transportation and distribution – third party	(165)	(59)	(100)	–	(324)
Net sales – third party	1,253	1,178	817	–
Cost of goods sold – third party	(558)	(665)	(713)	–	(1,936)
Margin (cost) on inter-segment sales (1)	–	30	(30)	–	–
Gross margin	695	543	74	–	1,312
Depreciation and amortization	(117)	(86)	(168)	13	(358)
Assets	9,365	2,258	2,385	3,483	17,491
Cash outflows for additions to property, plant and equipment	227	115	76	5	423

(1)	Inter-segment net sales were $58.

3. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Income tax expense	$152	$166	$292	$310
Actual effective tax rate on ordinary earnings	26%	27%	27%	27%
Actual effective tax rate including discrete items	27%	26%	27%	28%
Discrete tax adjustments that impacted the tax rate	$3	$(6)	$6	$(4)

In the first quarter of 2014, a $38 discrete non-tax deductible impairment of an available-for-sale investment was recorded. This increased the actual effective tax rate including discrete items for the six months ended June 30, 2014 by 1 percentage point.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	June 30, 2015	December 31, 2014
Current income tax assets
Current	Receivables	$71	$145
Non-current	Other assets	76	83
Deferred income tax assets	Other assets	11	10
Total income tax assets		$158	$238
Current income tax liabilities
Current	Payables and accrued charges	$(64)	$(5)
Non-current	Other non-current liabilities and deferred credits	(113)	(109)
Deferred income tax liabilities	Deferred income tax liabilities	(2,284)	(2,201)
Total income tax liabilities		$(2,461)	$(2,315)

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	8

4. Consolidated Statements of Cash Flow

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Reconciliation of cash provided by operating activities
Net income	$417	$472	$787	$812
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	173	182	345	358
Share-based compensation	4	4	19	19
Net distributed (undistributed) earnings of equity-accounted investees	19	28	(16)	(3)
Impairment of available-for-sale investment	–	–	–	38
Provision for deferred income tax	47	64	72	110
Pension and other post-retirement benefits	11	12	16	21
Asset retirement obligations and accrued environmental costs	(11)	2	(24)	9
Other long-term liabilities and miscellaneous	5	1	17	3
Subtotal of adjustments	248	293	429	555
Changes in non-cash operating working capital
Receivables	29	54	85	(104)
Inventories	2	(3)	(60)	17
Prepaid expenses and other current assets	11	9	3	27
Payables and accrued charges	129	(37)	113	20
Subtotal of changes in non-cash operating working capital	171	23	141	(40)
Cash provided by operating activities	836	788	1,357	1,327
Supplemental cash flow disclosure
Interest paid	$55	$68	$93	$92
Income taxes paid	$23	$120	$65	$170

5. Inventories

	June 30, 2015	December 31, 2014
Finished products	$286	$267
Intermediate products	115	85
Raw materials	87	78
Materials and supplies	221	216
	$709	$646

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

Issued

	Number of Common Shares	Consideration
Balance – December 31, 2014	830,242,574	$1,632
Issued under option plans	3,745,610	56
Issued for dividend reinvestment plan	660,616	24
Balance – June 30, 2015	834,648,800	$1,712

Dividends Declared

The company declared dividends per share of $0.38 (2014 – $0.35) during the three months ended June 30, 2015 and $0.76 (2014 – $0.70) during the six months ended June 30, 2015.

9	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

8. Share-Based Compensation

On May 12, 2015, the company’s shareholders approved the 2015 Performance Option Plan under which the company may, after February 20, 2015 and before January 1, 2016, grant options to acquire up to 3,500,000 common shares. Under the plan, the exercise price shall not be less than the quoted market closing price of the company’s common shares on the last trading day immediately preceding the date of the grant, and an option’s maximum term is 10 years. In general, options will vest, if at all, according to a schedule based on the three-year average excess of the company’s consolidated cash flow return on investment over weighted average cost of capital. As of June 30, 2015, options to purchase a total of 3,474,900 common shares had been granted under the plan. The weighted average fair value of options granted was $5.48 per share, estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$32.41
Expected annual dividend per share	$1.52
Expected volatility	31%
Risk-free rate of return	1.54%
Expected life of options	5.5 years

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

For natural gas swaps, the primary input into the valuation model was natural gas futures prices, which were based on delivery at the Henry Hub and were observable only for up to three years in the future. The unobservable futures price range as at June 30, 2015 was $3.34 to $4.08 per MMBtu (December 31, 2014 – $3.82 to $4.74 per MMBtu). A 10 percent increase in the unobservable natural gas futures prices that are not counterbalanced by offsetting derivative positions would result in an $8 (December 31, 2014 – $3) decrease in the fair value of the liability. A 10 percent decrease in the unobservable natural gas futures prices that are not counterbalanced by offsetting derivative positions would result in an $8 (December 31, 2014 – $3) increase in the fair value of the liability. Interest rates used to discount estimated cash flows as at June 30, 2015 were between 0.19 percent and 3.47 percent (December 31, 2014 – between 0.17 percent and 3.48 percent) depending on the settlement date.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	10

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Assumed to approximate carrying value due to their short-term nature.
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Assumed to approximate carrying value.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	June 30, 2015		December 31, 2014
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$4,250	$4,482	$3,750	$4,182

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements as at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
June 30, 2015
Derivative instrument assets
Natural gas derivatives	$10	$–	$2	$8
Investments in ICL and Sinofert	1,586	1,586	–	–
Derivative instrument liabilities
Natural gas derivatives	(188)	–	(110)	(78)
Foreign currency derivatives	(1)	–	(1)	–
December 31, 2014
Derivative instrument assets
Natural gas derivatives	$7	$–	$(13)	$20
Investments in ICL and Sinofert	1,527	1,527	–	–
Derivative instrument liabilities
Natural gas derivatives	(193)	(4)	(58)	(131)
Foreign currency derivatives	(2)	–	(2)	–

(1)	During the six months ended June 30, 2015 and twelve months ended December 31, 2014, there were no transfers between Level 1 and Level 2.
(2)	During the six months ended June 30, 2015, there were no transfers into Level 3 and $43 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured in their entirety within 36 months. During the twelve months ended December 31, 2014, there were no transfers into Level 3 and $50 of losses was transferred out of Level 3 into Level 2 as (due to the passage of time) the terms of certain natural gas derivatives now matured in their entirety within 36 months. The company’s policy is to recognize transfers at the end of the reporting period.

11	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

The following table presents a reconciliation of the beginning and ending balances of the company’s fair value measurements using significant unobservable inputs (Level 3):

	Natural Gas Derivatives
	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Balance, beginning of period	$(111)	$(141)
Total (losses) gains, realized and unrealized, before income taxes
Included in net income, within cost of goods sold	(11)	(19)
Included in other comprehensive income	(6)	(30)
Purchases	–	–
Sales	–	–
Issues	–	–
Settlements	15	29
Transfers of losses out of Level 3	43	50
Balance, end of period	$(70)	$(111)
Losses for the period included in net income, within cost of goods sold, were:
Change in unrealized losses relating to instruments still held at the reporting date	$–	$(1)
Total losses, realized and unrealized	(11)	(19)

10. Seasonality

The company’s sales of fertilizer can be seasonal. Fertilizers are sold primarily for spring and fall application in both Northern and Southern Hemispheres. Typically, fertilizer sales are highest in the second quarter of the year, due to the North American spring planting season. However, planting conditions and the timing of customer purchases will vary each year and fertilizer sales can be expected to shift from one quarter to another. Feed and industrial sales are more evenly distributed throughout the year.

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), a potash export, sales and marketing company owned in equal shares by the three potash producers in Saskatchewan, which markets Saskatchewan potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through June 30, 2015, there were no such operating losses or other liabilities.

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

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	12

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

Based on current information and except for the uncertainties described in the preceding paragraphs, the company does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial statements.

Other legal matters with significant uncertainties include the following:

Nitrogen and phosphate

•	The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida; and one alleged Clean Air Act (“CAA”) violation at its Geismar, Louisiana plant. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all of these plants. At this time, the company does not know the scope of action, if any, that may be required. As to the alleged RCRA violations, the company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be.

•	The USEPA has pursued an initiative to evaluate compliance with the CAA at sulfuric acid and nitric acid plants. In connection with this industry-wide initiative, the company, without admitting liability, reached a global settlement with the USEPA in September 2014, which covers the sulfuric acid plants at the Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida facilities. The consent decree to implement the settlement became effective on February 26, 2015. The total estimated costs for complying with the consent decree are expected to be at least $51 over a compliance period that extends into 2020.

General

•	The scope or timing of any final, effective requirements to control the company’s greenhouse gas emissions in the US or Canada is uncertain. Canada has withdrawn from participation in the Kyoto Protocol, and the Canadian government has announced its intention to coordinate greenhouse gas policies with the US. Although the US Congress has not passed any greenhouse gas emission control laws, the USEPA has adopted several rules to control such emissions using authority under existing environmental laws. Some Canadian provinces and US states are considering the adoption of greenhouse gas emission control requirements. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020, compared to 2006 levels, may become effective in 2015. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

In addition, various other claims and lawsuits are pending against the company in the ordinary course of business. While it is not possible to determine the ultimate outcome of such actions at this time, and inherent uncertainties exist in predicting such outcomes, it is the company’s belief that the ultimate resolution of such actions is not reasonably likely to have a material adverse effect on its consolidated financial statements.

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

12. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended June 30, 2015 were $413 (2014 – $342) and the six months ended June 30, 2015 were $768 (2014 – $591). At June 30, 2015, $170 (December 31, 2014 – $216) was owing from Canpotex.

13	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is the responsibility of management and is as of August 5, 2015. The Board of Directors carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board of Directors. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

How We Create Value

Our Value Model, depicted below and outlined in further detail on pages 16 and 17 in our 2014 AIR, informs the goals and strategies we put in place to create value for all stakeholders.

We believe strong financial performance is the cornerstone of PotashCorp’s value creation. It rewards our shareholders while allowing us to fulfill our broader social and environmental responsibilities. Our business strategies, depicted below and described in further detail on pages 18 and 19 in our 2014 AIR, did not change during the second quarter of 2015.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	14

How We Approach Risk

In our 2014 AIR, we provide an overview of our approach to risk (page 21), explain how we use a risk management ranking methodology to assess the key risks specific to our company (page 22) and describe each key risk and our risk management approach (pages 23 to 25). Our business is subject to constant and significant change that can result in changes to our key risks.

No additional key risks were identified or removed during the second quarter and first half of 2015 compared to those outlined in our 2014 AIR. The following tables outline our risk ranking matrix and continuing key risks as of December 31, 2014 and June 30, 2015.

Risk Ranking Matrix[1]	Severity of Consequence
	Negligible	Low	Medium	Major	Extreme
Probable	C	B	B	A	A
High	D	C	B	B	A
Medium	D	D	C	B	B
Low	E	D	D	C	B
Remote	E	E	D	D	C
[1] Refer to page 22 in our 2014 AIR for further detail

Key Risks	Residual Risk Level Jun 30/15	Residual Risk Level Dec 31/14	Status	Link to Business Strategies[1]	Key Risks	Residual Risk Level Jun 30/15	Residual Risk Level Dec 31/14	Status	Link to Business Strategies[1]
Global potash demand	B	B			Product transportation mishaps	C	C
Competitive potash supply	B	B			Sustaining growth opportunities	C	C
Offshore potash sales and distribution	B	B			Transportation and distribution infrastructure	C	C
Potash operating capability	C	C			Trinidad natural gas supply	C	C
Safety, health, environmental and security	C	C			Cyber security	C	C
International operations	C	C	[2]		No change to risk Increased risk Decreased risk Risk has materialized in part in the current or previous periods

[1]

Darker sections of the triangle indicate the specific strategy (described in the triangle on page 14 of this 10-Q) impacted by the described risk in the table above. Faded sections of the triangle mean the specific strategy is not significantly impacted by the described risk.

[2]

While the relative residual ranking of this risk has not changed since December 31, 2014, consistent with the first quarter of 2015 we believe the risk level is trending higher due to external factors affecting the business and operating environment in the foreign jurisdictions in which we have equity investments. This risk is further described on page 20 of our 2014 Form 10-K.

15	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Key Performance Drivers – Performance Compared to Targets

Through our integrated value model, we set, evaluate and refine our goals and priorities to drive improvements that benefit all those impacted by our business. We demonstrate our accountability by tracking and reporting our progress against targets related to each goal. Our long-term goals and 2015 targets are set out on pages 36 to 41 of our 2014 AIR. A summary of our progress towards selected goals and representative annual targets is set out below.

Goal	Representative 2015 Annual Target	Performance to June 30, 2015
Create superior long-term shareholder value.	Exceed total shareholder return performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s total shareholder return was -10 percent in the first six months of 2015 compared to our sector’s weighted average return (based on market capitalization) of 12 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 2 percent.
Attract, retain, develop and engage employees to achieve our long-term goals.	Fill 75 percent of senior staff openings with qualified internal candidates.	The percentage of senior staff positions filled internally in the first six months of 2015 was 78 percent.
Achieve no harm to people.	Achieve zero life-altering injuries at our sites.	Sadly, a workplace accident resulted in the loss of an employee at our White Springs phosphate operation during the first quarter of 2015.
	Reduce total site recordable injury rate to 0.95 (or lower) and total lost-time injury rate to 0.10 (or lower).	During the first six months of 2015, total site recordable injury rate was 0.88 and total lost-time injury rate was 0.07.
Achieve no damage to the environment.	By 2018, reduce total reportable incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total reportable incidents were down 17 percent during the first six months of 2015 compared to 2014 annual levels. Compared to the first six months of 2014, total reportable incidents were down 9 percent.

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

Earnings Guidance – Second Quarter 2015

	Company Guidance	Actual Results
Earnings per share	$0.45 – $0.55	$0.50

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except per-share amounts	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales	$1,731	$1,892	$(161)	(9)	$3,396	$3,572	$(176)	(5)
Gross margin	711	747	(36)	(5)	1,378	1,312	66	5
Operating income	619	686	(67)	(10)	1,178	1,217	(39)	(3)
Net income	417	472	(55)	(12)	787	812	(25)	(3)
Net income per share – diluted	0.50	0.56	(0.06)	(11)	0.94	0.95	(0.01)	(1)
Other comprehensive income (loss)	37	(6)	43	n/m	60	51	9	18
n/m	= not meaningful

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	16

Earnings in the second quarter of 2015 were lower than the same period in 2014 as higher gross margins in potash and phosphate were more than offset by lower gross margin in nitrogen. Earnings were negatively impacted further by increased provincial mining and other taxes.

Year over year earnings were lower than the same period in 2014. Higher potash and phosphate gross margins were more than offset by lower nitrogen gross margin, increased provincial mining and other taxes, and lower dividend income from our investment in Israel Chemicals Ltd. (ICL) in 2015 (a special dividend was received in 2014).

Global potash shipments remained strong during the second quarter of 2015, especially to China and India where higher contract volumes supported robust shipments for most producers. Demand in other offshore markets remained at historically high levels, although the impacts of weaker crop economics, currency volatility and credit availability slowed purchases from 2014’s record pace – most notably in Brazil. In North America, a shortened planting season and greater availability of product from offshore suppliers kept domestic producer sales below 2014’s exceptionally strong comparative period.

In nitrogen, prices for most products declined from those realized in second-quarter 2014 as market fundamentals weakened on increased global supply and record Chinese urea exports over the past 12 months. As the quarter progressed, urea prices found support on stronger demand in key import markets and slowing exports from China, while ammonia markets stabilized due to supply constraints in major exporting regions.

In phosphate, solid phosphate fertilizer prices were generally consistent with those in the second quarter of 2014 as improved Indian demand more than offset weakness in Latin America and record Chinese exports. Robust demand for other phosphate products – most notably liquid fertilizers in India and North America – supported improved prices relative to 2014’s second quarter.

Other comprehensive income for the second quarter and first half of 2015 mainly resulted from an increase in the fair value of our investment in Sinofert Holdings Limited (Sinofert), partially offset by a decrease in the fair value of our investment in ICL. Other comprehensive loss for the second quarter of 2014 mainly resulted from a decrease in the fair value of our investment in ICL. For the first half of 2014, other comprehensive income mainly resulted from an increase in the fair value of our investment in ICL.

17	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

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

Potash Performance

Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product
Net sales
North America	$227	$303	(25)	648	943	(31)	$349	$321	9
Offshore	460	362	27	1,864	1,582	18	$247	$229	8
	687	665	3	2,512	2,525	(1)	$273	$263	4
Cost of goods sold	(265)	(261)	2				$(105)	$(102)	3
Gross margin	422	404	4				$168	$161	4
Other miscellaneous and purchased product gross margin (2)	(5)	(9)	(44)
Gross Margin	$417	$395	6				$166	$156	6

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $2 million (2014 — $3 million) less cost of goods sold of $7 million (2014 — $12 million).

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	18

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product
Net sales
North America	$506	$594	(15)	1,448	1,931	(25)	$349	$307	14
Offshore	848	649	31	3,413	2,905	17	$249	$223	12
	1,354	1,243	9	4,861	4,836	1	$278	$257	8
Cost of goods sold	(502)	(535)	(6)				$(103)	$(111)	(7)
Gross margin	852	708	20				$175	$146	20
Other miscellaneous and purchased product gross margin (2)	(7)	(13)	(46)
Gross Margin	$845	$695	22				$174	$144	21

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $9 million (2014 — $10 million) less cost of goods sold of $16 million (2014 — $23 million).

Potash gross margin variance was attributable to:

	Three Months Ended June 30 2015 vs 2014				Six Months Ended June 30 2015 vs 2014
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(70)	$16	$14	$(40)	$(111)	$60	$26	$(25)
Offshore	45	35	(22)	58	75	86	8	169
Change in market mix	24	(26)	2	–	42	(42)	–	–
Total manufactured product	$(1)	$25	$(6)	18	$6	$104	$34	144
Other miscellaneous and purchased product				4				6
Total				$22				$150

Sales to major offshore markets were as follows:

	Three Months Ended June 30						Six Months Ended June 30
	By Canpotex (1)			From New Brunswick			By Canpotex (1)			From New Brunswick
	Percentage of Annual Sales Volumes			Percentage of Annual Sales Volumes			Percentage of Annual Sales Volumes			Percentage of Annual Sales Volumes
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Other Asian countries (2)	30	42	(12)	–	–	–	38	44	(6)	–	–	–
Latin America	37	29	8	100	100	–	30	28	2	100	100	–
China	20	13	7	–	–	–	17	14	3	–	–	–
India	8	10	(2)	–	–	–	9	7	2	–	–	–
Other countries	5	6	(1)	–	–	–	6	7	(1)	–	–	–
	100	100		100	100		100	100		100	100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian countries except China and India.

19	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices

h Our average realized price improvement in 2015 reflected higher prices in most markets compared to last year’s second quarter when realizations were still recovering from the lows experienced in early 2014.

h Realized prices in 2015 benefitted from a recovery throughout 2014 driven by higher consumption.
Sales Volumes

i North American sales volumes declined from the exceptionally strong comparative period in 2014.

h Offshore volumes increased as Canpotex shipments reached record levels in 2015 due to improved rail logistics and enhanced infrastructure and distribution capabilities.

i North American sales volumes declined due to lower fertilizer demand and higher offshore imports.

h Shipments to offshore markets rose due to strong demand in 2015 and improved rail logistics and enhanced infrastructure and distribution capabilities. Further, rail constraints in 2014 did not recur in 2015.

Cost of Goods Sold

i More product from our higher-cost mines went to offshore customers resulting in a negative cost of goods sold variance.

h The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

h The Canadian dollar weakened relative to the US dollar, reducing cost of goods sold.

Year over year the change in market mix produced a favorable variance of $42 million related to sales volumes and an unfavorable variance of $42 million in sales prices due to more lower-priced standard product being sold to the offshore market and less higher-priced granular sales to North America in 2015.

Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2015	2014	% Change	2015	2014	% Change
Production	KCl tonnes produced (thousands)	2,387	2,321	3	4,999	4,716	6
Safety	Life-altering injuries	–	–	–	–	1	(100)
	Total site recordable injury rate	1.73	2.09	(17)	1.57	1.71	(8)
	Total lost-time injury rate	0.10	0.12	(17)	0.15	0.17	(12)
Employee	Percentage of senior staff positions filled internally	50%	100%	(50)	67%	100%	(33)
Environmental	Environmental incidents	1	5	(80)	2	9	(78)
	Waste (million tonnes)	5.3	4.9	8	10.6	9.4	13

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	20

The most significant contributors to the changes in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Employee	In the second quarter of 2015, one of two senior staff positions was filled internally while all three available senior staff positions were filled internally in the same period in 2014.	In the first half of 2015, two of three senior staff positions were filled internally while all six available senior staff positions were filled internally in the same period in 2014.
Environmental	In the second quarter of 2015, we had one environmental incident related to brine overflow, which resulted in a brine spill. Environmental incidents for the second quarter of 2014 mainly included brine and slurry pipe failures resulting in brine spills.	In the first half of 2015, environmental incidents included a minor propane gas release and brine spill. In the first half of 2014, environmental incidents mainly included brine and slurry pipeline failures resulting in brine spills.

Nitrogen Performance

Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product (2)
Net sales
Ammonia	$285	$360	(21)	621	665	(7)	$460	$542	(15)
Urea	98	114	(14)	272	258	5	$358	$441	(19)
Solutions, nitric acid, ammonium nitrate	161	180	(11)	739	740	–	$218	$243	(10)
	544	654	(17)	1,632	1,663	(2)	$334	$393	(15)
Cost of goods sold	(327)	(355)	(8)				$(201)	$(213)	(6)
Gross margin	217	299	(27)				$133	$180	(26)
Other miscellaneous and purchased product gross margin (3)	5	5	–
Gross Margin	$222	$304	(27)				$136	$183	(26)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $18 million, cost of goods sold $6 million and 37,000 sales tonnes (2014 — net sales $31 million, cost of goods sold $14 million and 52,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $6 million less cost of goods sold $2 million (2014 — net sales $5 million less cost of goods sold $1 million) and inter-segment net sales $1 million less cost of goods sold $NIL (2014 — net sales $2 million less cost of goods sold $1 million). Inter-segment profits are eliminated on consolidation.

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product (2)
Net sales
Ammonia	$513	$606	(15)	1,110	1,248	(11)	$463	$486	(5)
Urea	195	264	(26)	524	606	(14)	$372	$436	(15)
Solutions, nitric acid, ammonium nitrate	295	344	(14)	1,307	1,438	(9)	$226	$239	(5)
	1,003	1,214	(17)	2,941	3,292	(11)	$341	$369	(8)
Cost of goods sold	(609)	(679)	(10)				$(207)	$(206)	–
Gross margin	394	535	(26)				$134	$163	(18)
Other miscellaneous and purchased product gross margin (3)	9	8	13
Gross Margin	$403	$543	(26)				$137	$165	(17)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)

Includes inter-segment ammonia sales, comprised of: net sales $36 million, cost of goods sold $12 million and 70,000 sales tonnes (2014 — net sales $56 million, cost of goods sold $26 million and 100,000 sales tonnes). Inter-segment profits are eliminated on consolidation.

(3)

Comprised of third-party and inter-segment sales, including: third-party net sales $24 million less cost of goods sold $16 million (2014 — net sales $20 million less cost of goods sold $12 million) and inter-segment net sales $1 million less cost of goods sold $NIL (2014 — net sales $2 million less cost of goods sold $2 million). Inter-segment profits are eliminated on consolidation.

21	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance was attributable to:

	Three Months Ended June 30 2015 vs 2014				Six Months Ended June 30 2015 vs 2014
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$(11)	$(48)	$10	$(49)	$(30)	$(26)	$3	$(53)
Urea	8	(23)	5	(10)	(12)	(35)	5	(42)
Solutions, nitric acid, ammonium nitrate	4	(18)	3	(11)	(15)	(17)	7	(25)
Hedge	–	–	(12)	(12)	–	–	(21)	(21)
Change in product mix	2	(2)	–	–	4	(4)	–	–
Total manufactured product	$3	$(91)	$6	(82)	$(53)	$(82)	$(6)	(141)
Other miscellaneous and purchased product				–				1
Total				$(82)				$(140)

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne		Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2015	2014	2015	2014	2015	2014	2015	2014
Fertilizer	583	551	$350	$424	971	1,128	$347	$396
Industrial and Feed	1,049	1,112	$324	$379	1,970	2,164	$338	$355
	1,632	1,663	$334	$393	2,941	3,292	$341	$369

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin, while the • symbol signifies a neutral impact):

	Quarter over Quarter	Year over Year
Net Sales Prices	i Increased supply in key producing regions pressured benchmark prices and realizations for all our products.

i  Nitrogen prices weakened during the first half of 2015 on reduced demand in key markets and increased supply, including record Chinese urea exports. This was partially offset by elevated North American ammonia prices due to supply challenges in key exporting regions in the first quarter of 2015.

Sales Volumes	h There were no significant changes.

i   Sales volumes in 2015 were affected by weaker fertilizer demand, issues related to product availability caused by mechanical challenges at our Lima facility and curtailments in Trinidad related to natural gas supply.

Cost of Goods Sold

h   Average costs, including our hedge position, for natural gas used as feedstock in production decreased 21 percent. Costs for natural gas used as feedstock in Trinidad production fell 18 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas decreased 41 percent. Including losses on our hedge position, US gas prices fell 23 percent.

i   Costs were impacted by higher losses on natural gas hedging derivatives included in cost of goods sold.

i   Costs were impacted by higher losses on natural gas hedging derivatives included in cost of goods sold.

h   Average costs, including our hedge position, for natural gas used as feedstock in production decreased 13 percent. Costs for natural gas used as feedstock in Trinidad production fell 5 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas decreased 40 percent. Including losses on our hedge position, US gas prices fell 22 percent.

•     Lower natural gas costs in the US were offset by a rise in Trinidad natural gas costs in the first quarter of 2015.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	22

Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2015	2014	% Change	2015	2014	% Change
Production	N tonnes produced (thousands)	753	830	(9)	1,545	1,663	(7)
Safety	Total site recordable injury rate	0.19	0.28	(32)	0.17	0.38	(55)
	Total lost-time injury rate	–	–	–	–	0.08	(100)
Employee	Percentage of senior staff positions filled internally	n/a	100%	n/m	–	100%	(100)
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.0	2.2	(9)	2.1	2.2	(5)
	Environmental incidents	1	–	n/m	3	1	200
n/a	= not applicable as there were no senior staff positions available to be filled during the period
n/m	= not meaningful

The most significant contributors to the changes in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Safety	The total site recordable injury rate decreased from 2014 due to more hours being worked in 2015 as the number of recordable injuries was unchanged.	There were three recordable injuries in 2015 compared to five in 2014. Combined with more hours worked in 2015, the total site recordable injury rate declined. There were no lost-time injuries in 2015 compared to one in 2014.
Employee	There were no senior staff positions available to be filled in 2015.	In 2015, the one available senior staff position was not filled internally while all three available senior staff positions were filled internally in 2014.

Phosphate Performance

Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product
Net sales
Fertilizer	$184	$245	(25)	383	539	(29)	$480	$455	5
Feed and Industrial	192	187	3	296	310	(5)	$647	$603	7
	376	432	(13)	679	849	(20)	$553	$509	9
Cost of goods sold	(305)	(387)	(21)				$(450)	$(457)	(2)
Gross margin	71	45	58				$103	$52	98
Other miscellaneous and purchased product gross margin (2)	1	3	(67)
Gross Margin	$72	$48	50				$106	$57	86

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $10 million (2014 — $6 million) less cost of goods sold of $9 million (2014 — $3 million).

23	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Manufactured product
Net sales
Fertilizer	$378	$455	(17)	754	1,041	(28)	$501	$437	15
Feed and Industrial	371	352	5	576	582	(1)	$644	$605	6
	749	807	(7)	1,330	1,623	(18)	$563	$497	13
Cost of goods sold	(622)	(738)	(16)				$(468)	$(455)	3
Gross margin	127	69	84				$95	$42	126
Other miscellaneous and purchased product gross margin (2)	3	5	(40)
Gross Margin	$130	$74	76				$98	$46	113

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $41 million (2014 — $10 million) less cost of goods sold of $38 million (2014 — $5 million).

Phosphate gross margin variance was attributable to:

	Three Months Ended June 30 2015 vs 2014				Six Months Ended June 30 2015 vs 2014
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(12)	$10	$27	$25	$(25)	$50	$32	$57
Feed and Industrial	–	11	(10)	1	2	22	(23)	1
Change in product mix	(8)	9	(1)	–	(15)	15	–	–
Total manufactured product	$(20)	$30	$16	26	$(38)	$87	$9	58
Other miscellaneous and purchased product				(2)				(2)
Total				$24				$56

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices	h Our average realized price was above the same periods in 2014 mainly as a result of improved market fundamentals, due to strong demand and supply outages for certain key phosphate export regions.
Sales Volumes	i Absence of production from our Suwannee River chemical plant, due to its closure in 2014, reduced tonnes available for sale in 2015.

i  Sales volumes were down due to a reduction in capacity caused by a turnaround at our Aurora facility in the second quarter of 2015 and the closure of Suwannee River in 2014. In addition a greater proportion of our phosphoric acid was directed to products with higher phosphate content.

Cost of Goods Sold

h  Depreciation was lower due to accelerated depreciation in the second quarter of 2014 related to fertilizer resulting from operations changes announced in late 2013.

h   Favorable adjustments to our asset retirement obligations occurred in 2015 while unfavorable adjustments occurred in 2014 as a result of changes in the relevant discount rates.

i  Costs rose due to increased reliability maintenance costs at Aurora and costs associated with our cooling ponds.

i  Sulfur costs were up 12 percent quarter over quarter and 17 percent year over year, increasing our cost of goods sold.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	24

Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2015	2014	% Change	2015	2014	% Change
Production	P2O 5 tonnes produced (thousands)	379	459	(17)	745	828	(10)
	P2O5 operating rate percentage	80%	77%	4	78%	70%	11
Safety	Life-altering injuries	–	–	–	1	–	n/m
	Total site recordable injury rate	0.61	1.45	(58)	0.86	1.43	(40)
	Total lost-time injury rate	–	0.14	(100)	0.07	0.15	(53)
Employee	Percentage of senior staff positions filled internally	100%	80%	25	50%	91%	(45)
Environmental	Environmental incidents	3	1	200	5	1	400
	Water usage (m3 per tonne of product)	26	26	–	27	28	(4)
n/m	= not meaningful

The most significant contributors to the changes in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Safety	There were five recordable injuries in 2015 compared to nine in 2014. Combined with more hours worked in 2015, the total site recordable injury rate declined. There were no lost-time injuries in 2015 compared to one in 2014.	Sadly, a workplace accident resulted in the loss of an employee at our White Springs phosphate operation during the first quarter of 2015. There were 13 recordable injuries and one lost-time injury in 2015 compared to 17 recordable injuries and two lost-time injuries in 2014. Combined with more hours worked in 2015, the total site recordable injury rate declined.
Employee	In 2015, the one available senior staff position was filled internally while four of five senior staff positions were filled internally in 2014.	In 2015, one of two senior staff positions were filled internally while 10 of 11 senior staff positions were filled internally in 2014.
Environmental	Environmental incidents in the second quarter and first half of 2015 were related to releases of solids and phosphorus in waste water and a phosphoric acid release.

Other Expenses and Income

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2015	2014	Change	% Change	2015	2014	Change	% Change
Selling and administrative expenses	$(60)	$(55)	$(5)	9	$(120)	$(123)	$3	(2)
Provincial mining and other taxes	(90)	(69)	(21)	30	(185)	(123)	(62)	50
Share of earnings of equity-accounted investees	35	32	3	9	71	65	6	9
Dividend income	31	24	7	29	31	93	(62)	(67)
Impairment of available-for-sale investment	–	–	–	–	–	(38)	38	(100)
Other (expenses) income	(8)	7	(15)	n/m	3	31	(28)	(90)
Finance costs	(50)	(48)	(2)	4	(99)	(95)	(4)	4
Income taxes	(152)	(166)	14	(8)	(292)	(310)	18	(6)
n/m	= not meaningful

25	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in other expenses and income were as follows:

	Quarter over Quarter	Year over Year
Provincial Mining and Other Taxes

Provincial mining and other taxes increased quarter over quarter due to higher potash production tax in 2015 resulting from a weaker Canadian dollar and stronger potash prices. In addition, deductible costs decreased due to the first-quarter 2015 changes to potash taxation in the Province of Saskatchewan which deferred the timing of the annual allowable deduction for capital expenditures. This was partially offset by a lower proportion of forecasted annual gross margin earned in the second quarter of 2015 as compared to the same period in 2014.

		Provincial mining and other taxes increased due to higher potash production tax in 2015 resulting from a weaker Canadian dollar and stronger potash prices. In addition, deductible costs decreased due to the first-quarter 2015 changes to potash taxation in the Province of Saskatchewan which deferred the timing of the annual allowable deduction for capital expenditures.
Dividend Income	Dividend income from ICL increased slightly.	Dividend income was down due to the company receiving a special dividend of $69 million from ICL in the first quarter of 2014. No special dividends were received in 2015.
Impairment of Available-for-Sale Investment	No impairment losses were recognized in the second quarter of 2015 or 2014.	A non-tax deductible impairment loss of $38 million was recorded in net income on our investment in Sinofert during the first quarter of 2014. No such losses were recognized in 2015.
Finance Costs
Income Taxes	For the second quarter and first six months of 2015, income taxes decreased due to lower ordinary earnings before taxes. For the first six months of 2015, 67 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2014 – 64 percent) and 33 percent related to deferred income taxes (2014 – 36 percent).
	Effective Tax Rates and Discrete Items Dollars (millions), except percentage amounts
		Three Months Ended June 30		Six Months Ended June 30
		2015	2014	2015	2014
	Actual effective tax rate on ordinary earnings	26%	27%	27%	27%
	Actual effective tax rate including discrete items	27%	26%	27%	28%
	Discrete tax adjustments that impacted the rate	$ (3)	$ 6	$ (6)	$ 4

Other Non-Financial Information

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2015	2014	Change	% Change	2015	2014	Change	% Change
Taxes and royalties expense (1)	215	199	16	8	457	369	88	24

(1)

Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	26

The most significant contributors to the change in other non-financial information were as follows:

	Quarter over Quarter	Year over Year
Taxes and Royalties	Taxes and royalties increased primarily due to the increases in provincial mining and other taxes described above.	Taxes and royalties increased mainly due to increases in provincial mining and other taxes (described above) and current income taxes. The increase in current income taxes was primarily due to higher current income taxes in Canada as a result of increased potash earnings in 2015 compared to the same period in 2014.

Financial Condition Review

Statement of Financial Position Analysis

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities

h   Refer to the Condensed Consolidated Statements of Cash Flow in this Form 10-Q for details on the increase in cash and cash equivalents.

i  Receivables decreased mainly due to lower trade accounts receivable and lower income taxes receivable. Income taxes receivable decreased due to income taxes accrued during the first half of 2015 being applied against the income tax receivable at December 31, 2014. In addition, income tax refunds accrued at December 31, 2014 were received in second-quarter 2015.

h  Property, plant and equipment increased largely as a result of our previously announced potash and nitrogen capacity expansions.

i  Short-term debt and current portion of long-term debt declined due to a decrease in our outstanding commercial paper.

h  Long-term debt was higher as a result of the issuance of $500 million in senior notes in the first quarter of 2015.

Equity
h Equity was mainly impacted by net income (discussed in more detail in the overview of actual results above) and dividends declared.

As at June 30, 2015, $160 million (December 31, 2014 – $127 million) of our cash and cash equivalents was held in certain foreign subsidiaries. In July 2015, $118 million of those funds was repatriated with no tax consequences. There are no current plans to repatriate the remaining funds in a manner that results in tax consequences.

27	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

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

In 2013, we began a brownfield expansion at our Lima facility that is expected to add approximately 100,000 tonnes of ammonia capacity and approximately 73,000 tonnes of urea capacity by the fourth quarter of 2015 at an estimated cost of approximately $230 million. We expect to spend approximately $80 million in 2015 related to this expansion.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2015	2014	Change	% Change	2015	2014	Change	% Change
Cash provided by operating activities	$836	$788	$48	6	$1,357	$1,327	$30	2
Cash used in investing activities	(304)	(207)	(97)	47	(537)	(433)	(104)	24
Cash used in financing activities	(300)	(1,007)	707	(70)	(586)	(1,415)	829	(59)
Increase (decrease) in cash and cash equivalents	$232	$(426)	$658	n/m	$234	$(521)	$755	n/m

n/m	= not meaningful

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	28

The most significant contributors to the changes in cash flows were as follows:

	Quarter over Quarter	Year over Year
Cash Provided by Operating Activities	Cash provided by operating activities was impacted by: • Lower net income in 2015; and • Cash inflows from payables and accrued charges in 2015 compared to cash outflows in 2014.

Cash provided by operating activities was impacted by:

•  Lower net income in 2015;

•  Cash inflows from receivables in 2015 compared to cash outflows in 2014;

•  Higher cash inflows from payables and accrued charges in 2015; and

•  Cash outflows from inventories in 2015 compared to cash inflows in 2014.

Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment.
Cash Used in Financing Activities	Cash used in financing activities decreased due to share repurchases and repayment of senior notes in the second quarter of 2014 not recurring in 2015, partially offset by commercial paper issuances in the second quarter of 2014 not recurring in 2015.	Cash used in financing activities decreased due to share repurchases and repayment of senior notes in the first half of 2014 not recurring in 2015, partially offset by lower proceeds from senior notes and higher commercial paper repayments in the first half of 2015 compared to 2014.

29	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

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

During the second quarter of 2015, there were no significant changes to the nature of our outstanding commercial paper, including interest rates, syndicated credit facility, short-term line of credit and uncommitted letter of credit facility described on Page 79 in our 2014 AIR.

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, referenced on page 79 of our 2014 AIR, with which we must comply at each quarter-end. We were in compliance with all covenants as at June 30, 2015 and at this time anticipate being in compliance with such covenants through 2015.

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
(2)

Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 17 to the 2014 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 2.5.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We currently maintain investment-grade credit ratings for our long-term debt. A downgrade of the credit rating of our long-term debt would increase the interest rates applicable to borrowings under our credit facility and our line of credit.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	30

Commercial paper markets are normally a source of same-day cash for the company. Our access to the Canadian and US commercial paper markets primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Moody’s	A3 (negative)	A3 (stable)	P-2	P-2
Standard & Poor’s	A- (stable)	A- (stable)	A-2 (1)	A-2 (1)
DBRS	n/a	n/a	R-1 (low)	R-1 (low)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

n/a	= not applicable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $4,250 million of outstanding senior notes were issued under US shelf registration statements.

For the first six months of 2015, our weighted average cost of capital was 6.9 percent (2014 – 9.5 percent), of which 86 percent represented the cost of equity (2014 – 88 percent).

Outstanding Share Data

	June 30, 2015	December 31, 2014
Common shares issued and outstanding	834,648,800	830,242,574
Options to purchase common shares outstanding	20,506,625	20,909,835
Number of stock option plans	10	10

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are described on page 80 of our 2014 AIR. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 11 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 80 of our 2014 AIR for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2014 AIR for obligations related to operating leases and certain of our long-term raw materials agreements that contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Sales	$1,731	$1,665	$1,902	$1,641	$1,892	$1,680	$1,541	$1,520
Gross margin	711	667	746	589	747	565	460	484
Net income	417	370	407	317	472	340	230	356
Net income per share – basic (1)	0.50	0.45	0.49	0.38	0.56	0.40	0.27	0.41
Net income per share – diluted (1)	0.50	0.44	0.49	0.38	0.56	0.40	0.26	0.41

(1)

Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter, including the dilutive number of shares assumed for the diluted earnings per share computation; therefore, as the number of shares varies each period, quarterly amounts may not add to the annual total.

Refer to Note 10 to the financial statements in this Form 10-Q for information pertaining to sales that can be seasonal.

Other Financial Information

Related Party Transactions

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first six months of 2015.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the

Board of Directors, and the committee reviewed the disclosures described in this Form 10-Q.

Recent Accounting Changes

Refer to Note 1 to the financial statements in this Form 10-Q for information on issued accounting pronouncements that will be effective in future periods. There are no accounting changes effective in 2015.

31	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Outlook

Potash Market Outlook

Our expectations of global potash demand remain unchanged as we anticipate 2015 shipments of approximately 60 million tonnes.

In North America, demand for our summer-fill program has been strong. We expect shipments in this market to accelerate through the remainder of the year, although competitive pressures have resulted in lower prices than recognized during the first six months. We now expect total 2015 shipments of 9.0-9.5 million tonnes.

In Latin America, we anticipate strong third-quarter demand ahead of its key planting season. However, reduced credit availability and currency weakness in Brazil could slow purchases compared to the record pace in 2014. For the full year, we now forecast shipments of 10.6-11.1 million tonnes for this region.

In China, strong shipments are expected through the second half as suppliers deliver against significant annual contracted volumes. Rising demand in China for compound fertilizers and bulk blends with higher potassium content is expected to require optional tonnage deliveries and push Canpotex sales volumes above its 1.8 million tonne minimum. Based on this strength – and increased domestic production – we now expect total shipments to reach 14.2-14.7 million tonnes.

In India, potash demand continues to improve without meaningful subsidy change. Robust demand for direct application and compound fertilizers – as well as a later first-half contract settlement – is expected to result in significant Canpotex shipments through the rest of 2015. We maintain our full-year shipment estimate of 4.5-5.0 million tonnes and believe total deliveries could reach the upper end of our range.

In Other Asian countries (outside of China and India), we maintain our estimate for shipments of 8.4-8.8 million tonnes. Significant competitive pressures and currency volatility could weigh on prices in these markets through the balance of the year.

Financial Outlook

With the first half behind us, we have revised our full-year expectations for our potash business. Our full-year sales volumes estimate has been narrowed to 9.3-9.6 million tonnes and – due to a decline in certain spot market prices through the second quarter – we have lowered the upper end of our previous potash gross margin range, now forecast at $1.5-$1.7 billion.

We maintain our combined nitrogen and phosphate gross margin estimate of $1.0-$1.2 billion in 2015. In nitrogen, we expect greater supply will lead to a more subdued market and weaker prices relative to 2014, although lower natural gas prices are expected to keep cost of goods sold below last year’s level. In phosphate, a shift to a more profitable product mix and supportive market fundamentals are expected to keep realizations above those of 2014. Additionally, we expect to benefit from per-tonne costs trending lower through the balance of the year on improved mining conditions at Aurora.

We have increased our estimate of income from offshore equity investments to a range of $190-$210 million due to increased dividend income from ICL in the first half of the year. Selling and administrative expenses are now forecast in the range of $235-$245 million and finance costs are now expected to be in the range of $190-$200 million.

As a result of the noted changes, we have revised our full-year 2015 earnings guidance to $1.75-$1.95 per share. For the third quarter, we forecast a range of $0.35-$0.45 per share.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	32

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including those in the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements or forward-looking information (“forward-looking statements”). These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, including our proposal to acquire K+S Aktiengesellschaft (K+S), and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur, transportation and petrochemical markets; changes in competitive pressures, including pricing pressures; costs and availability of transportation and distribution of our raw materials and products, including railcars and ocean freight; risks and uncertainties related to operating and workforce changes made in response to our industry and the markets we serve; risks and uncertainties related to our international operations and assets; failure to prevent or respond to a major safety incident; adverse or uncertain economic conditions and changes in credit and financial markets; the results of sales contract negotiations within major markets; economic and political uncertainty around the world; risks associated with natural gas and other hedging activities; changes in capital markets; unexpected or adverse weather conditions; catastrophic events or malicious acts, including terrorism; changes in currency and exchange rates; imprecision in reserve estimates; adverse developments in new and pending legal proceedings or government investigations; our prospects to reinvest capital in strategic opportunities and acquisitions, including our proposal to acquire K+S; our ownership of noncontrolling equity interests in other companies; the impact of further technological innovation; increases in the price or reduced availability of the raw materials that we use; security risks related to our information technology systems; strikes or other forms of work stoppage or slowdowns; timing and impact of capital expenditures; rates of return on, and the risks associated with, our investments and capital expenditures; changes in, and the effects of, government policies and regulations; certain complications that may arise in our mining process, including water inflows; our ability to attract, retain, develop and engage skilled employees; risks related to reputational loss; and earnings and the decisions of taxing authorities, which could affect our effective tax rates. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2014 under the captions “Forward-Looking Statements” and “Item 1A – Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

33	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 19 and 25 to the 2014 audited annual consolidated financial statements and there were no significant changes as at June 30, 2015.

Price Risk

There were no substantial changes to the price sensitivities related to our available-for-sale investments and natural gas derivatives reported in Note 25 to the 2014 audited annual consolidated financial statements. As at June 30, 2015, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 96 million MMBtu (December 31, 2014 – swaps and futures a notional amount of 101 million MMBtu) with maturities in 2015 through 2022.

Foreign Exchange Risk

There were no substantial changes to the foreign exchange sensitivities reported in Note 25 to the 2014 audited annual consolidated financial statements. As at June 30, 2015, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $114 million (December 31, 2014 – $140 million) at an average exchange rate of 1.2381 (December 31, 2014 – 1.1403) per US dollar with maturities in 2015.

Interest Rate Risk

As at June 30, 2015, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	34

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

Item 6. Exhibits

(a) Exhibits

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended, effective April 27, 2015.	8-K	4/27/2015	3	(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4	(a)
4(g)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4	(a)
4(h)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(i)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4	(a)
4(j)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4	(a)

35	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)
4(m)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4	(a)
4(n)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	07/29/2014	4	(m)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	36

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)

37	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(nn)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(oo)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen E. Tilk.	10-Q	9/30/2014	10(nn)
10(pp)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(qq)	CEO Multi-year Incentive Plan.	10-K	12/31/2014	10(pp)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q	38

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

August 5, 2015	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 5, 2015	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

39	PotashCorp 2015 Second Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

		Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended, effective April 27, 2015.	8-K	4/27/2015	3	(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4	(c)
4(b)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4	(a)
4(c)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4	(b)
4(d)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.75% Notes due September 30, 2015.	8-K	9/25/2009	4	(a)
4(e)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4	(b)
4(f)	Form of Note relating to the registrant’s offering of $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4	(a)
4(g)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4	(a)
4(h)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4	(a)
4(i)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4	(a)
4(j)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4	(a)
4(k)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4	(a)
4(l)	Form of Note relating to the registrant’s offering of $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4	(b)
4(m)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4	(a)
4(n)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	07/29/2014	4	(m)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(j)	Amended and restated agreement dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2006	10(s)
10(k)	Amendment, dated December 24, 2008, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(u)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(v)
10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated February 20, 2007, between the registrant and William J. Doyle concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(y)
10(o)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(p)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(q)	Supplemental Retirement Benefits Plan for U.S. Executives dated effective January 1, 1999.	10-Q	6/30/2002	10(aa)
10(r)	Amendment No. 1, dated December 24, 2008, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(z)
10(s)	Amendment No. 2, dated February 23, 2009, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2008	10(aa)
10(t)	Amendment No. 3, dated December 2, 2013, to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(u)	Amendment No. 4, dated February 25, 2014 to the Supplemental Retirement Plan for U.S. Executives.	10-K	12/31/2013
10(v)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(w)	Amendment, dated December 31, 2010, to the Agreement, dated December 30, 1994 between the registrant and William J. Doyle.	10-K	12/31/2010	10(ff)
10(x)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(y)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(z)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(aa)	Chief Executive Officer Medical and Dental Benefits.	10-K	12/31/2010	10(jj)
10(bb)	The Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(cc)	Potash Corporation of Saskatchewan Inc. 2005 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2005	10(nn)
10(dd)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006
10(ee)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007
10(ff)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008
10(gg)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(hh)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(ii)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(jj)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(kk)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(ll)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(mm)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(nn)	Medium-Term Incentive Plan of the registrant effective January 1, 2012.	10-K	12/31/2011	10(uu)
10(oo)	Executive Employment Agreement, dated July 1, 2014, between the registrant and Jochen E. Tilk.	10-Q	9/30/2014	10(nn)
10(pp)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(qq)	CEO Multi-year Incentive Plan.	10-K	12/31/2014	10(pp)
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.